Form 10-Q
period 1998-09-30
SALISBURY BANCORP INC
filed 1998-11-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                          to

                         Commission file number 1-14854

                             Salisbury Bancorp, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

       Connecticut                                          06-1514263
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

 5 Bissell Street Lakeville Connecticut                       06039
(Address of principal executive offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code       (860) 435-9801
                                                         --------------


     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [ X ]   No  [   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes  [  ]   No   [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes
of common stock, as of October 5, 1998.        1,554,635

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Item 1.     Financial Statements:

            Consolidated  Balance Sheets  --September 30, 1998  (unaudited)
            and December 31, 1997                                              4

            Consolidated  Statements  of  Income  --nine  months  and three
            months ended September 30, 1998 and 1997 (unaudited)               5

            Consolidated  Statements  of Cash  Flows  --nine  months  ended
            September 30, 1998 and 1997  (unaudited)                           6

            Notes to Consolidated Financial Statements                         8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 17

Item 2.     Changes in Securities and Use of Proceeds                         17

Item 3.     Defaults Upon Senior Securities                                   17

Item 4.     Submission of Matters to a Vote of Security Holders               17

Item 5.     Other Information                                                 17

Item 6.     Exhibits and Reports on Form 8-K                                  17

            Signatures                                                        18

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  SALISBURY BANCORP, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (amount in thousands, except per share data)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                              ---------         ---------
                                                             (unaudited)
ASSETS Cash & due from banks:
   Non-interest bearing ..............................        $   3,823         $   7,181
   Interest bearing ..................................               66               167
   Federal funds sold ................................            8,625             4,325
                                                              ---------         ---------
   Cash and cash equivalents .........................           12,514            11,673
   Investment securities:
            Held to maturity securities ..............              696             1,772
            Available-for-sale securities ............           59,579            47,511
   Federal Home Loan Bank stock, at cost .............            1,175               833
   Loans:
      Commercial, financial and agricultural .........           10,981            11,575
      Real estate-construction and land development ..            3,248             4,203
      Real estate-residential ........................           78,834            77,336
      Real estate-commercial .........................           14,665            13,355
      Consumer .......................................           10,539            10,805
      Other ..........................................              562               655
      Allowance for  loan losses .....................           (1,259)           (1,226)
      Unearned income ................................               (8)              (12)
                                                              ---------         ---------
          Net loans ..................................          117,562           116,691

   Bank premises & equipment .........................            2,548             2,707
   Other real estate owned ...........................              300               205
   Accrued interest receivable .......................            1,318             1,299
   Other assets ......................................              774               742
                                                              ---------         ---------
            Total Assets .............................        $ 196,466         $ 183,433
                                                              =========         =========

LIABILITIES
   Deposits:
   Demand ............................................        $  27,429         $  26,497
   Savings & NOW .....................................           62,006            67,446
   Time ..............................................           60,544            62,230
                                                              ---------         ---------
   Total deposits ....................................          149,979           156,173
   Federal Home Loan Bank advances ...................           23,492             5,497
   Other liabilities .................................            1,414             1,280
                                                              ---------         ---------
            Total liabilities ........................          174,885           162,950
                                                              ---------         ---------

Shareholders' equity:
   Common stock, par value $.10 per share;
        Authorized 3,000,000 shares
        Issued: 1,554,635 shares .....................              155
Outstanding: 1,554,635 shares
   Common stock, par value $3.33 per share;
        Issued:263,956 shares ........................              879
       Outstanding: 261,398 shares
   Additional paid-in capital ........................            4,910             4,701
   Net unrealized holding gain on AFS securities .....              475               297
   Retained earnings .................................           16,041            14,773
   Treasury stock: 2,558 shares ......................             (167)
                                                              ---------         ---------
            Total shareholders' equity ...............           21,581            20,483
                                                              ---------         ---------
            Total liabilities and shareholders' equity        $ 196,466         $ 183,433
                                                              =========         =========

                                               SALISBURY BANCORP, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                    (amounts in thousands, except per share data)
                                             September 30, 1998 and 1997
                                                     (unaudited)

                                                                     Nine Months Ended          Three Months Ended
                                                                        September 30                September  30
                                                                    --------------------        --------------------
                                                                     1998          1997          1998          1997
                                                                    ------        ------        ------        ------
Interest and dividend income:
   Interest and fees on loans ..............................        $7,112        $7,076        $2,367        $2,379
Interest and dividends on securities:
      Taxable ..............................................         2,133         1,791           744           597
      Tax-exempt ...........................................           296           192            97            75
 Dividends on equity securities ............................            44            41            15            15
Other interest .............................................           306           296           145           130
                                                                    ------        ------        ------        ------
            Total interest and dividend income .............         9,891         9,396         3,368         3,196
                                                                    ------        ------        ------        ------
Interest expense:
   Interest on deposits ....................................         3,863         3,972         1,308         1,333
   Interest on Federal Home Loan Bank advances .............           426           248           166            74
                                                                    ------        ------        ------        ------
            Total interest expense .........................         4,289         4,220         1,474         1,407
                                                                    ------        ------        ------        ------
            Net interest and dividend income ...............         5,602         5,176         1,894         1,789
Provision for loan losses ..................................            90            20            30            20
                                                                    ------        ------        ------        ------
            Net interest and dividend income after provision
               for loan losses .............................         5,512         5,156         1,864         1,769
                                                                    ------        ------        ------        ------
Other income:
   Trust department income .................................           763           667           246           255
   Service charges on deposit accounts .....................           338           234           110            79
   Other income ............................................           158           131            54            42
                                                                    ------        ------        ------        ------
            Total other income .............................         1,259         1,032           410           376
                                                                    ------        ------        ------        ------

Other expense:
   Salaries and employee benefits ..........................         1,938         1,797           656           597
   Occupancy expense .......................................           163           151            56            54
   Equipment expense .......................................           310           268           100            94
   Data processing .........................................           261           234           116            73
   Legal ...................................................            89            96             8            36
   Formation expense .......................................           133          --             133          --
   Net cost of operation of other real estate owned ........             1            23             1             1
   Other expense ...........................................           959           924           228           327
                                                                    ------        ------        ------        ------
            Total other expense ............................         3,854         3,493         1,298         1,182
                                                                    ------        ------        ------        ------
            Income before income taxes .....................         2,917         2,695           976           963
Income taxes ...............................................         1,139         1,068           375           373
                                                                    ------        ------        ------        ------
            Net income .....................................        $1,778        $1,627        $  601        $  590
                                                                    ======        ======        ======        ======

Earnings per common share outstanding ......................        $ 1.14        $ 1.05        $  .39        $  .38

Earnings per common share outstanding,
 assuming dilution .........................................        $ 1.13        $ 1.04        $  .38        $  .38


                                       SALISBURY BANCORP, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in thousands)
                            Nine months ended September 30, 1998 and 1997
                                             (unaudited)

                                                                                  1998          1997
                                                                               --------      --------
Cash flows from operating activities:
   Net income ............................................................     $  1,778      $  1,627
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses .......................................           90            20
         Depreciation and amortization ...................................          229           152
         Amortization, net of accretion of securities ....................           19            11
         Securities gains, net ...........................................            0            (1)
         Increase in interest receivable .................................          (19)         (206)
         Decrease in interest payable ....................................           (5)          (17)
         (Increase) decrease in cash surrender value of insurance policies           (9)           61
         (Increase) decrease in prepaid expenses .........................          (21)           40
         Increase (decrease)in accrued expenses ..........................          (52)          549
         (Increase) decrease in other assets .............................         (304)            5
         Increase (decrease) in other liabilities ........................          191          (669)
        Change in unearned income ........................................           (5)          (18)
        Increase (decrease) in  taxes payable ............................          186          (242)
                                                                               --------      --------

  Net cash provided by operating activities ..............................        2,078         1,312
                                                                               --------      --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock ...............................         (342)          (62)
  Purchase of available-for-sale securities ..............................      (27,121)      (35,533)
  Proceeds from sales of available-for-sale securities ...................       11,745        19,575
  Proceeds from maturities of available-for-sale securities ..............        3,583         5,597
  Proceeds from maturities of held-to-maturity securities ................        1,076         2,602
  Net decrease ( increase) in loans ......................................       (1,173)          491
  Proceeds from sales of other real estate owned .........................          100           196
  Capital expenditures ...................................................          (70)         (319)
  Recoveries of loans previously charged-off .............................           22            29
                                                                               --------      --------

 Net cash used in investing activities ...................................      (12,180)       (7,424)
                                                                               --------      --------


                                 SALISBURY BANCORP, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (amounts in thousands)
                      Nine months ended September 30, 1998 and 1997
                                       (unaudited)
                                       (continued)
                                                                     1998          1997
                                                                  --------      --------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and savings accounts        (4,508)       (1,381)
   Net increase(decrease)  in time deposits .................       (1,686)        1,639
   Advances from Federal Home Loan Bank .....................       24,000         3,000
   Principal payments on advances from Federal Home Loan Bank       (6,005)       (3,012)
   Dividends paid ...........................................         (510)         (408)
   Issuance of common stock .................................           68           144
   Net change in treasury stock .............................         (398)         (125)
   Retirement of common stock ...............................          (18)           (1)
                                                                  --------      --------


   Net cash provided by (used in) financing activities ......       10,943          (144)
                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents ........          841        (6,256)
Cash and cash equivalents at beginning of period ............       11,673        14,985
                                                                  --------      --------
Cash and cash equivalents at end of period ..................     $ 12,514      $  8,729
                                                                  ========      ========


Supplemental disclosures:
   Interest paid ............................................     $  4,294      $  4,237
   Income taxes paid ........................................          999           654
   Transfer of loans to other real estate owned .............          195           100



                             SALISBURY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

On June 27, 1998, the shareholders of Salisbury Bank and Trust Company (the "Bank") approved the formation of a holding company, Salisbury Bancorp, Inc. (the "Company"). The holding company structure became effective August 24, 1998, (the "Effective Time") as approved by the appropriate regulatory agencies. At the Effective Time, each share of the Bank's common stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive six (6) shares of the Company's common stock in exchange for each share of the Bank's common stock.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank's subsidiary, S.B.T. Realty, Inc.

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Bank's 1997 Annual Report on Form 10-K.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" which establishes standards for disclosure of comprehensive income. Comprehensive income represents net income for a period plus the change in equity of a business during a period from non-shareholder sources. Excluding net income, the Bank's only other source of comprehensive income is its unrealized gain (loss) on investment securities available for sale, net of tax. SFAS 130 requires the restatement of prior periods for comparative purposes. The Bank adopted SFAS 130 for the fiscal year beginning January 1, 1998. Adoption of this Statement did not have material impact on the Bank's financial position. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $2,253,000 and $1,843,000, respectively.

NOTE 3 - COMPUTATION OF EARNINGS PER SHARE

The Company has computed and presented earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Reconciliation of the numerators and the denominators of the basic and diluted per share computation for net income are as follows:

                                                                  (Amounts in thousands, except per share data)
                                                                                    (unaudited)

                                                                      Income          Shares         Per-Share
                                                                   (Numerator)     (Denominator)       Amount
                                                                   -----------     -------------       ------
Nine months ended September  30, 1998
   Basic EPS
      Net income and income available to common stockholders          $1,778           1,561          $ 1.14
      Effect of dilutive securities, options ...............                                              11
                                                                      ------                          ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions .......................................          $1,778           1,572          $ 1.13
                                                                      ======          ======          ======
Nine months ended September  30, 1997
   Basic EPS
      Net income and income available to common stockholders          $1,627           1,554          $ 1.05
      Effect of dilutive securities, options ...............                              12
                                                                      ------         -------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions .......................................          $1,627           1,566          $ 1.04
                                                                      ======          ======          ======

                                                                  (Amounts in thousands, except per share data)
                                                                                    (unaudited)

                                                                      Income          Shares         Per-Share
                                                                   (Numerator)     (Denominator)       Amount
                                                                   -----------     -------------       ------
Three months ended September  30, 1998
   Basic EPS
      Net income and income available to common stockholders          $  601           1,555          $  .39
      Effect of dilutive securities, options ...............                                              11
                                                                      ------                          ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions .......................................          $  601           1,566          $  .38
                                                                      ======          ======          ======
Three months ended September  30, 1997
   Basic EPS
      Net income and income available to common stockholders          $  590           1,556          $  .38
      Effect of dilutive securities, options ...............                                              16
                                                                      ------                          ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions .......................................          $  590           1,572          $  .38
                                                                      ======          ======          ======

                         Part I - FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview: New Holding Company

            We are pleased to report to you under our new holding company, Salisbury Bancorp, Inc. (the "Company"). The reorganization was completed on August 24, 1998 and Salisbury Bank and Trust Company (the "Bank") began operating through a holding company structure as the subsidiary of the Company, a stock corporation organized under the laws of the State of Connecticut. We will continue to remain committed to providing professional financial services in a friendly and responsive manner. We remain dedicated to being an active corporate citizen in the communities we serve and we will continue to inspire our staff to grow personally and professionally. The holding company structure also provides us with additional flexibility with respect to capitalization and financing which will allow us to pursue additional banking and other permissible non banking opportunities. Our achievement of these goals will continue to assure customer satisfaction, profitability, and enhanced shareholder value.

            The Company acquired in a single transaction all of the outstanding shares of the Bank. As a result, each share of the Bank's common stock was converted to six shares of common stock of the Company. The common stock of the Company also began trading on the American Stock Exchange on August 24, 1998. The trading symbol for the stock is "SAL".

            Net income for the nine months ended September 30, 1998 increased 9.3% to $1,778,000 or $1.13 diluted earnings per share as compared to net income of $1,627,000 or $1.04 diluted earnings per share for the nine months ended September 30, 1997. As a result of the Company's financial performance, the Board of Directors declared a dividend of $.11 per share which compares to a $.10 per share dividend a year ago.

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net Interest Income

            Net interest and dividend income (interest and dividend income less interest expense) before the provision for loan losses for the nine months ended September 30, 1998 increased by $426,000 to $5,602,000, an increase of 8.2% when comparing the same period of 1997. Interest expense on deposits was $3,863,000 for the nine months ended September 30, 1998 as compared to $3,972,000 for the same time period in 1997. This is a decrease of $109,000 or 2.7%. Federal Home Loan Bank advances increased to $23,492,000 at September 30, 1998 which resulted in a 71.8% increase in interest expense to $426,000 compared to $248,000 of a year ago. These increased borrowings are the results of an interest rate risk strategy designed to prevent loss of income primarily in a falling rate environment and a strategy directed at providing the Company with competitive fixed rate mortgage products. Total interest expense for the nine months ended September 30, 1998 increased 1.6% or $69,000 when comparing the same period in 1997.

            The pressure of loan rates and customer demand for fixed rate loans continues to create aggressive competition for loans in the Banks market area. Interest and fees on loans have increased $36,000 when comparing the nine months ended September 30 of 1998 to 1997. Interest and dividends on securities and other interest has increased 19.8% or $459,000 to $2,779,000 when comparing the same nine month periods. This increase is a reflection of growth in the securities portfolio of 22.6% to $61,450,000 from $50,116,000 at December 31, 1997.

Loan Loss Provision

            The provision for loan losses for the nine months ended September 30, 1998 was $90,000 compared to $20,000 for the same period in 1997. At September 30, 1998, the allowance for loan losses was $1,259,000, representing 1.1% of total loans as compared to $1,226,000 or 1.0% of total loans at December 31, 1997. Nonperforming loans have decreased 22.1% to $1,848,000 from their year end 1997 total of $2,371,000. The ratio of allowance for loan losses to nonperforming loans equaled 68.1% at September 30, 1998 compared to 51.7% at December 31, 1997, the result of a decrease in nonperforming loans.

            During the first nine months of 1998, a total of $79,000 of loans were charged off compared to $89,000 charged off during the corresponding period in 1997. The charge offs of both periods consisted primarily of consumer loans. Recoveries of previously charged off loans totaled $22,000 for the first nine months of 1998 compared to $29,000 for the same period in 1997.

            The allowance for loan losses is reviewed monthly. Determining the proper level of allowance is difficult as management must make estimates using assumptions and information which is often subjective and changing. In management's judgement, the allowance for loan losses is adequate to absorb probable losses in the existing portfolios.

Noninterest Income

            Noninterest income increased from $1,032,000 for the first nine months in 1997 to $1,259,000 for the first nine month period in 1998. This is an increase of 22.0%. Trust department income increased 14.4% to $763,000 which is the result of new accounts and an increase in account values. Service charges on deposit accounts increased $104,000 or 44.4% which is primarily the result of a higher volume of ATM and MasterMoney debit card transactions and an increase in insufficient funds charges.

Noninterest Expense

            Noninterest expense increased 10.3% to $3,854,000 for the nine months ended September 30, 1998 compared to $3,493,000 for the corresponding period in 1997. The increase is primarily the result of the formation expenses of the holding company. Salaries and employee benefits increased $141,000 or 7.8%. This is due to an increase in staff and cost of benefits. Equipment and data processing expenses have increased 13.7% to $571,000 from $502,000. This increase is the result of a continuing plan to enhance technology which is important to meeting the needs of our customers. The increase in other operating expenses resulted from normal operating activities.

Income Taxes

            The income tax provision for the nine months ended September 30, 1998 totaled $1,139,000 in comparison to $1,068,000 in 1997. The increase reflects an increase in taxable income.

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Interest Income

            Net interest and dividend income increased 5.9% or $105,000 to $1,894,000 compared to $1,789,000 for the corresponding three month period in 1997. This increase is primarily the result of the growth of the securities portfolio to $61,450,000 which has increased interest and dividends on securities and other income 22.5% to $1,001,000 for the quarter ended September 30, 1998 compared to $817,000 for the same period in 1997.

            Interest expense on deposits remained consistent for the quarter at $1,308,000.

            Interest expense on Federal Home Loan Bank advances increased to $166,000 from $74,000. Borrowings increased $12,635,000 during the quarter to $23,492,000 at September 30, 1998. These increased borrowings are the results of an interest rate risk strategy designed to prevent loss of income primarily in a falling rate environment and a strategy directed at providing the Company with competitive fixed rate mortgage products.

Loan Loss Provision

            The provision for loan losses for the third quarter of 1998 was $30,000 compared to $20,000 for the same period in 1997. A total of $37,000 of loans were charged off during the quarter and a total of $7,000 was recovered on previously charged off loans. During the same period in 1997, a total of $41,000 of loans were charged off and recoveries totaled $13,000. The charge offs of both periods consisted primarily of consumer loans.

Noninterest Income and Expense

            Noninterest income increased 9.0% or $34,000 to $410,000 for the quarter ended September 30, 1998 as compared to $376,000 for the same quarter in 1997. Trust fees decreased to $246,000 or 3.5%. This is primarily the result of the downward trend of the market during the period. Service charges on deposit accounts have increased 39.2% to $110,000. This increase is the result of increased transaction volume from deposit accounts.

            Noninterest expense increased $116,000 to $1,298,000 for the period ended September 30, 1998 compared to $1,182,000 for the corresponding period in 1997. The increase is the result of the formation expenses of the holding company.

Net Income

            Net income for the three months ended September 30, 1998 totaled $601,000 compared to $590,000 for the same three month period in 1997. This increase of $11,000 can be attributed to an increase in earning assets as well as management continuing efforts to control operating expenses.

                                Capital Resources

            Shareholders' equity increased 5.36% or $1,098,000 to $21,581,000 for the nine months of 1998 ended at September 30. Book value per share increased $.82 to $13.88 when comparing December 31, 1997 book value per share of $13.06 (adjusted to reflect 6 for 1 stock exchange). The increase in equity resulted from earnings of $1,778,000, an increase of $178,000 in the adjustment for net unrealized holdings gains on securities, a decrease of $348,000 from the retirement of shares of treasury stock and other transactions and dividends declared of $510,000.

            The following reflects the Company's capital ratios: (unaudited)

                                       Actual               Actual              Actual
                                   September 1998       September 1997      September 1996
                                   --------------       --------------      --------------

Total Risk-Based Capital               20.13%               22.14%                21.13%
Tier 1 Risk Based Capital              18.85%               20.89%                19.88%
Leverage ratio                          9.91%               11.24%                10.77%

            At September 30, 1998, the Company had capital ratios which place it in the "well capitalized" category.

                                    Liquidity

            The Company's liquidity is dependent on dividends provided by the Bank. Connecticut Banking Laws limit the amount of annual dividends that the Bank may pay to an amount which approximates the Bank's net profits for the then current year, plus the Bank's net profits for the prior two years. The Bank is also prohibited from paying a cash dividend or repurchasing any of its common stock if the effect thereof would reduce its capital accounts below minimum regulatory requirements.

            The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest earning assets and interest-bearing liabilities. The Bank manages its liquidity position to ensure that there is sufficient funds available for deposit withdrawals, loan commitments, securities purchases and other operating cash outflows. Interest rate risk management seeks to avoid significant fluctuations in the Bank's net interest margin and to enhance growth of net interest income during periods of changing interest rates. The principal sources of liquidity are principal payments on loans, maturities and sales of securities, net deposit growth and Federal Home Loan Bank advances. As of September 30, 1998, the Bank had unused loan commitments of $26,051,000 and a liquidity ratio of 36.13%. The Bank believes that its liquidity sources will continue to meet its present and foreseeable needs.

                                    Year 2000

Year 2000 Issue

            The "Year 2000 issue" refers to a wide variety of potential computer issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

The State of the Company's Readiness

            A company-wide Year 2000 ("Y2K") compliance program has been implemented to determine Y2K issues and define a strategy to assure Y2K compliance. The compliance program is segmented by phases; awareness, inventory, assessment, renovation, validation, implementation and post-implementation. In 1997, a Y2K committee was formed. The committee briefs senior management of the Company and the Company's board of directors on the progress of the Year 2000 effort. The compliance program as it relates to awareness, inventory and assessment are essentially complete with limited activities relating to borrower assessment scheduled to be completed by year-end. The remainder of the Y2K compliance program is scheduled to be completed by June 30, 1999, barring any unforeseen problems.

            Specifically, the awareness phase, which is essentially complete, involved the dissemination of Year 2000 information throughout the Company and the education of all levels of management about Year 2000 issues and their potential impact on the Company's operation. The inventory phase, which is essentially complete, involved a detailed inventory of hardware, software, core systems (internal and external), and other microchip-embedded products. The assessment phase, which is also essentially complete, involved assessing the information prepared in the inventory phase as it related to the determination of the requirements for fixes, upgrades and replacements for all hardware, application software, embedded systems and desktop applications. The renovation phase is more than halfway complete. The Company's mission critical systems are either in remediation (the Year 2000 project phase where hardware, systems and applications are fixed, upgraded or replaced to be Year 2000 ready) or testing (the phase in which Year 2000 remediation is validated). The Company utilizes a third-party service provider for its' core applications. In May of 1998 the service provider conducted testing. The Company has been advised that the service provider is making adequate progress in meeting their established goals for Year 2000 qualifications of their system and the related products utilized by the Company. Assuming that preparation for the Year 2000 continues to be a top priority for this service provider (as it is required to be) the Company does not, at the present time, foresee or anticipate problems.

            The  Company  has  assessed  the risks  which are  presented  by its reliance upon computer based products outside of information technology processing and does not believe that these areas pose any significant risks which are not being addressed in the Company's Y2K preparation.

The Risks of the Company's Year 2000 Issues

            Failure to resolve a material Year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations such as servicing depositors, processing transactions or servicing loans. The Company plans to continue to work with third party service providers and business partners to ascertain their Year 2000 compliance status and to coordinate testing efforts. There can be no assurance that the computer systems of others on which the Company relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer systems, will not have a material adverse effect on the Company.

            The Company recognizes that from a customer standpoint, a Year 2000 problem could affect a borrower's ability to service debts if their direct operations, vendors or customers are impacted. To raise the customers' level of awareness, the Company has sponsored a Y2K seminar for borrowers. The Company identified borrowers that may be affected by Y2K and is presently conducting an analysis to evaluate the risk.

            Management has assessed the Company's exposure to the risk of a liquidity crisis or financial losses stemming from the withdrawal of significant deposits or other sources of funds as the Year 2000 approaches. The Company has developed Contingency Plans to identify and prioritize sources of liquidity. Based on the Company's analysis and given the Company's strong earnings record, high liquidity and strong capital position, management is of the opinion that Y2K liquidity risk should not have a significant impact on the Company.

            The Company and the Bank are subject to examination and supervision by the Board of Governors of the Federal Reserve System, and both the FDIC and Connecticut Department of Banking, respectively. These agencies are actively examining the status of preparation of the institutions which they supervise for compliance with applicable laws and prudent industry practices, including those associated with preparation for the Year 2000. As regulated institutions, the Company and the Bank could become subject to formal or informal supervisory actions if preparation for the Year 2000 failed to satisfy regulatory requirements or prudent industry standards. As regulated institutions, banks and bank holding companies face greater regulatory and litigation risks for failure to adequately prepare for the Year 2000 than many companies in other industries. However, such risks are not considered by Management to be probable based upon the current level of preparation for the Year 2000 and the Company's plans to prepare for the Year 2000.

The Costs to Address the Company's Year 2000 Issues

            Costs to modify computer systems have been, and will continue to be expensed as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company had budgeted $20,000 for 1998 for Y2K related expense and year-to-date expenses incurred by the Company is $18,622. It is estimated that the Company could incur expenses of approximately $28,000 by the end of 1998. The Company's preliminary budget for 1999 is $33,000 noting that costs associated with the Year 2000 preparedness plan are difficult to quantify.

 The Company's Contingency Plans

            The Company has developed a Year 2000 business resumption plan that helps supplement the Company's comprehensive Disaster Recovery Policy and Program as a part of the Company's contingency planning. To further the Company's Disaster Recovery initiative, the Company has an auxiliary power generator in one of its branch locations. Management anticipates using this location as a provisional operations center during the duration of Year 2000 failure scenarios, if any. Management plans to re-deploy staff resources, as necessary during this period, to help assure manual completion of critical operational activities. The Company plans on testing portions of the business resumption plan by March 31, 1999.

The Company has developed contingency plans for its mission critical systems and will refine these plans in 1999. However, there can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

                           Forward Looking Statements

            Certain statements contained in this quarterly report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy.

                           Part II--OTHER INFORMATION

Item 1. - Legal Proceedings

            With the exception of the matters discussed below, there are no other material pending legal proceedings to which the Company, the Bank, its subsidiary or any of its properties is a party, other than ordinary litigation arising in the normal course of business. None of such proceedings is material to the Company, the Bank or its subsidiary.

            A former employee of the Bank who resigned from the Bank's employment alleged that her transfer in 1995 from one department of the Bank to another was based upon gender rather than job performance. Subsequently, she filed charges with the United States Equal Opportunity Commission (the "EEOC"). After concluding its investigation, the EEOC took no action against the Bank because it was unable to conclude, based upon its investigation, that any statutes were violated. Notwithstanding the conclusion of the EEOC, the employee filed a lawsuit on April 28, 1997 entitled Deborah Rost v. Salisbury Bank and Trust Company, John F. Perotti and Craig E. Toensing, in the United States District Court, Southern District of New York. In that suit, the plaintiff claimed that she was subjected to unwanted sexual harassment which she rejected and, as a result, was transferred from her position. The plaintiff claimed damages of Sixty Million Dollars plus costs and attorneys' fees. On March 12, 1998, the United States District Court dismissed the plaintiff's complaint without prejudice to her right to sue the Bank within a thirty day period in another forum. On April 3, 1998, the plaintiff filed her lawsuit entitled Deborah Rost v. Salisbury Bank and Trust Company, John F. Perotti and Craig E. Toensing, in the United States District Court, Connecticut.

            The Bank refutes these allegations of discrimination and sexual harassment and intends to vigorously defend this case. The Bank does not believe that these claims will result in any material adverse effect on the Bank's financial condition.

Item 2. - Changes in Securities and Use of Proceeds- Not applicable

Item 3. - Defaults Upon Senior Securities - Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. - Other Information - Not applicable

Item 6 - Exhibits and Reports on Form 8-K

            A. Exhibits: The following Exhibit is included herein: Exhibit 27-Financial Data Schedule

            B.    Reports on Form 8-K:
                  The Company filed a Form 8-K on August 25, 1998 to disclose that the reorganization between the Bank and the Company had become effective on August 24, 1998 and that the Company's common stock began trading on the American Stock Exchange under the symbol "SAL".

                  The Company filed a Form 8-K on September 1, 1998 to report that the Company's Board of Directors declared a quarterly cash dividend of $.11 per share to be paid on October 16, 1998 to shareholders of record as of September 30, 1998.

                             SALISBURY BANCORP, INC.

            Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Salisbury Bancorp, Inc.

Date: November 10, 1998                 By   /s/ John F. Perotti
      ------------------                     ------------------------
                                             John F. Perotti
                                             President / Chief Executive Officer

Date: November 10, 1998                 By:  /s/ John F. Foley
      -----------------                      ----------------------
                                             John F. Foley
                                             Chief Financial Officer