Form 10-K
period 1998-12-31
SALISBURY BANCORP INC
filed 1999-03-30
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

                         Commission file number 0-24751

                             SALISBURY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

       Connecticut                                          06-1514263
--------------------------------                       --------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

     5 Bissell Street, Lakeville, CT                           06039
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: 860-435-9801

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
                      Common stock par value $.10 per share

Name of exchange on which registered: American Stock Exchange

Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28, 1999, the aggregate market value of the outstanding common stock, exclusive of the shares held by affiliates of the registrant, was $30,382,802.25.

The number of shares outstanding of the registrant's common stock, $.10 par value, was 1,509,792 at February 28, 1999.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS
                                                                                            Page
                                                                                            ----
Part I
               Item 1 -    Business                                                           3
               Item 2 -    Properties                                                        13
               Item 3 -    Legal Proceedings                                                 13
               Item 4 -    Submission of Matters to a Vote of Security Holders               13

Part II
               Item 5 -    Market for Registrant's Common Equity and
                                 Related Stockholder Matters                                 13
               Item 6 -    Selected Financial Data                                           16
               Item 7 -    Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations               17
               Item 7A-   Quantitative and Qualitative Disclosures About Market Risk         32
               Item 8 -   Financial Statements and Supplementary Data                        32
               Item 9 -   Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure                      33

Part III
               Item 10 - Directors and Executive Officers of the Registrant                  33
               Item 11 - Executive Compensation                                              35
               Item 12 - Security Ownership of Certain Beneficial Owners
                                 and Management                                              38
               Item 13 - Certain Relationships and Related Transactions                      39

Part IV
               Item 14 - Exhibits, Financial Statement
                                Schedules, and Reports on Form 8-K                           40

Signatures

                                     PART I

ITEM 1. BUSINESS

General

Salisbury Bancorp, Inc. (AMEX:SAL) (the "Company") is a Connecticut corporation that was formed in 1998. It's primary activity is to act as the holding company for its sole subsidiary, the Salisbury Bank and Trust Company (the "Bank") which accounts for most of the Company's net income. The Bank assumed its present name in 1925 following the acquisition by the Robbins Burrall Trust Company of the Salisbury Savings Society. The Robbins Burrall Trust Company was incorporated in 1909 as the successor to a private banking firm established in 1874. The Salisbury Savings Society was incorporated in 1848. The Bank is chartered as a state bank and trust company by the State of Connecticut and is a member of the Federal Deposit Insurance Corporation. The Bank's main office is at 5 Bissell Street, Lakeville, Connecticut 06039. It's telephone number is (860) 435-9801.

The Bank is a full-service commercial bank and its activities encompass a broad range of services which includes a complete menu of deposit services, multiple mortgage products and various other types of loans for both business and personal needs. Full trust services are also available. The Bank owns and operates one subsidiary, SBT Realty, Inc. which is incorporated under the laws of the State of New York. SBT Realty, Inc. holds and manages bank owned real estate situated in New York State.

Market Area

The Bank provides banking services to its customers from its three (3) offices which are located in Lakeville, Salisbury and Sharon, Connecticut. Substantially, all of the Bank's customers reside in or maintain their principal offices in Litchfield County, Connecticut or in Dutchess County or Columbia County, New York or in Berkshire County, Massachusetts.

Lending Activities

Lending is the principal business of the Bank and loans represent the largest portion of the Banks assets. The portfolio consists of many types of loans. These include residential mortgages, home equity lines of credit, monthly installment loans for consumers as well as commercial loans which include lines of credit, short term loans, Small Business Administration ("SBA") loans and real estate loans for business customers.

The primary lending activity has been the origination of first mortgage loans for the purchase, refinance or construction of residential properties in the Bank's market area. The Bank has also increased its activity with home equity loans as well. These type of loans are generally viewed as the least vulnerable to major economic changes and at the same time provide a significant yet relatively stable source of interest income. Presently, loans are maintained in the Bank's portfolio and are completely serviced by the Bank.

The Bank also originates a variety of other loans for consumer and business purposes. Although these loans represent a smaller percentage of the total loan portfolio, the Bank is in a position of being a full service retail lender to its consumers and a full service commercial lender to its business customers.

Investment Activities

The Company's investment portfolio is also an important component of the Balance Sheet. It provides a source of earnings in the form of interest and dividends. It also plays a role in the interest rate risk management of the Company and it provides a source of liquidity.

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities. At December 31, 1998, it totaled $81,290,000 which represents approximately 37.42% of total assets and it produced interest and dividend income of $3,432,000 for the year 1998.

Source of funds: deposits and borrowings

The Bank's primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build multiple account relationships with its customers. As a result, average daily deposits increased during the year 1998.

The Bank is a member of the Federal Home Loan Bank of Boston. Borrowings totaled $41,120,000 at December 31, 1998.

For additional information relating to the asset, deposit and borrowing components of the Company, see item 7, Management's Discussion and Analysis and the accompanying Consolidated Financial Statements.

Other Services

The Bank has a full service Trust Department. Among the services offered are: custody and agency accounts, estate planning and estate settlement. Another service is that of serving as Guardian or Conservator of estates and managing the financial position of Guardianships or Conservatorships.
Self directed IRAs and Pension plans are also offered.

Competition

The Bank encounters competition in all phases of its business. Several competitive financial institutions have offices in the Salisbury, Connecticut banking market. In addition, the Bank competes with banking institutions located in Massachusetts and New York. A number of these institutions have higher lending limits and greater resources than the Bank and provide certain services that the Bank does not provide.

The banking business in the area served by the Bank is very competitive. Based on information published by the Federal Reserve Bank of Boston in June 1997, the Salisbury, Connecticut banking market consists of eight (8) commercial and savings banks with a total of twelve (12) banking offices. The Bank has a 45.05 percent market share of deposits in the market.

                             SALISBURY, CONNECTICUT
                       ALL INSTITUTIONS, BY TOTAL DEPOSITS

                                                          Number of    Dollars in   Total Deposits
                                                          Branches     Thousands       (Percent)
l.  Salisbury Bancorp, Lakeville ..................           2       $ 149,000          45.05%
     (Salisbury Bank & Trust Company) .............          (2)      ($149,000)          --
2. Canaan National Bancorp, Canaan ................           1       $  51,000          15.39%
    (Canaan National Bank) ........................          (1)      ($ 51,000)          --
3. NewMil Bancorp, New Milford ....................           2       $  32,000           9.76%
    (New Milford Savings Bank) ....................          (2)      ($ 32,000)          --
4. Iron Bancshares, Inc., Salisbury ...............           3       $  27,000           8.21%
    (National Iron Bank) ..........................          (3)      ($ 27,000)          --
5. Torrington Savings Bank ........................           1       $  25,000           7.62%
6. People's Mutual Holdings, Bridgeport ...........           1       $  19,000           5.85%
    (Peoples Bank) ................................          (1)      ($ 19,000)          --
7. Litchfield Bancorp .............................           1       $  14,000           4.11%
8. Union Savings Bank .............................           1       $  13,000           4.01%
                                                             --       ---------         ------
    All Commercial Banking and Thrift Organizations          12       $ 330,000         100.00%

Herfindahl-Hirschman Index:       2,555
Three Firm Concentration Ratio:   70.20%

Note: The table is based on June 30, 1997 deposit data. It reflects all mergers and bank holding company acquisitions completed by November 1, 1998.

Banks compete on the basis of price, including rates paid on deposits and charged on borrowings, convenience and quality of service. Savings and loan associations are able to compete aggressively with commercial banks in the important area of consumer lending. Credit unions and small loan companies are each significant factors in the consumer market. Insurance companies, investment firms, credit and mortgage companies, brokerage firms cash management accounts, money-market funds and retailers are all significant competitors for various types of business. Many non-bank competitors are not subject to the extensive regulation described below under "LEGISLATION, REGULATION AND SUPERVISION" and in certain respects may have a competitive advantage over banks in providing certain services.

In marketing its services, the Bank emphasizes its position as a hometown bank with personal service, flexibility and prompt responsiveness to the needs of its customers. Moreover, the Bank competes for both deposits and loans by offering competitive rates and convenient business hours. In addition to providing banking services to customers in its primary service areas, the Bank is a member of the automatic teller machine networks which allow the Bank to deliver certain financial services to customers regardless of their proximity to the primary service area of the Bank.

Connecticut has enacted legislation which liberalized banking powers for thrift institutions thereby improving their competitive position with other banks. In addition, the Connecticut Interstate Banking Act permits acquisitions of and mergers with Connecticut banks and bank holding companies with banks and bank holding companies in other states. Accordingly, it is possible for large super-regional organizations to enter many new markets including the market served by the Bank. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is possible that such legislative authority will increase the number or the size of financial institutions competing with the Bank for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

Legislation, Regulation and Supervision

General

Virtually every aspect of the business of banking is subject to regulation including such matters as the amount of reserves that must be established against various deposits, the establishment of branches, mergers, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

The descriptions of the statutory provisions and regulations applicable to banks set forth below do not purport to be a complete description of such statutes and regulations and their effects on the Bank. Proposals to change the laws and regulations governing the banking industry are frequently introduced in
Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Bank's future business and earnings are difficult to determine.


Federal Reserve Board Regulation

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files with the Federal Reserve Board the reports as required under the Bank Holding Company Act.

The BHCA generally requires prior approval by the Federal Reserve Board of the acquisition by the Company of substantially all of the assets or more than five percent of the voting stock of any bank.

The BHCA also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the Company can engage in such activities. The BHCA prohibits the Company and the Bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services.

Federal legislation permits adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wide geographic market. It is possible for large super-regional organizations to enter many new markets including the market served by the Bank, although it is impossible to assess what impact this will have on the Company or the Bank.

The Federal Reserve Act imposes certain restrictions on loans by the Bank to the Company and certain other activities, on investments, in their stock or securities, and on the taking by the Bank of such stock or securities as collateral security for loans to any borrower.

Under the BHCA and the regulations of the Federal Reserve System promulgated thereunder ("Regulation Y"), no corporation may become a bank holding company as defined therein, without prior approval of the Federal Reserve Board. The Company received the approval to become a bank holding company on June 18, 1998. The Company will also have to secure prior approval of the Federal Reserve Board if it wishes to acquire voting shares of any other bank, if after such acquisition it would own or control more than 5% of the voting share of such bank. The BHCA imposes limitations upon the Company as to the types of business in which it may engage.

Regulation Y requires bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when:(i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

Connecticut Regulation

The Company is incorporated in the State of Connecticut and is subject to the Connecticut Business Corporation Act and the Connecticut Bank Holding Company Statutes.

As a state-chartered bank and member of the Federal Deposit Insurance Corporation ("FDIC"), the Bank is subject to regulation both by the Connecticut Banking Commissioner and by the FDIC. Applicable laws and regulations impose restrictions and requirements in many areas, including capital requirements, maintenance of reserves, establishment of new branch offices, mergers, making of loans and investments, consumer protection, employment practices and other matters. Any new regulations or amendments to existing regulations may materially affect the services offered, expenses incurred and/or income generated by the Bank.

The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, to open branch offices and to consummate merger transactions and other business combinations. The Connecticut Banking Commissioner conducts periodic examinations of the Bank. The Connecticut banking statutes also restrict the ability of the Bank to declare cash dividends to its shareholders.

Subject to certain limited exceptions, loans made to any one obligor may not exceed 15% of the Bank's capital, surplus, undivided profits and loan reserves. In addition, under Connecticut law, the beneficial ownership of more than 10% of any class of voting securities of a bank may not be acquired by any person or groups of persons acting in concert without the approval of the Connecticut Banking Commissioner.

FDIC Regulation

The FDIC insures the Bank's deposit accounts in an amount up to $100,000 for each insured depositor. FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. A bank's failure to meet the minimum capital and risk-based capital guidelines discussed below, would be considered to be unsafe and unsound banking practices. The Bank, as a Connecticut-chartered FDIC-insured bank, is regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of the Bank, and the Bank is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC.

FDIC insured banks, such as the Bank pay premiums to the FDIC for the insurance of deposits.

Under FDIC regulations, FDIC-insured, state-chartered banks which are not members of the Federal Reserve System must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of its last CRA examination, the Bank received a rating of "Satisfactory". Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations.

Insurance companies, investment counseling firms and other businesses and individuals actively compete with the Bank for personal and corporate trust services and investment counseling services.

Employees

As of February 28, 1999, the Bank had 62 employees, of whom 56 were full-time and 6 were part-time. The employees are not represented by a collective bargaining unit.

STATISTICAL DISCLOSURE REQUIRED PURSUANT TO SECURITIES EXCHANGE
ACT, INDUSTRY GUIDE 3

The statistical disclosures required pursuant to Industry Guide 3, not contained in Management's Discussion and Analysis of Financial Condition and Results of Operations-contained herein, are presented on the following pages of this Report on Form 10-K.

                                                                   Page(s) of
Item of Guide 3                                                   This Report
---------------                                                   -----------

I.   Distribution of Assets, Liabilities and Stockholders'              20
     Equity; Interest Rates and Interest Differential

II.  Investment Portfolio                                                9

III. Loan Portfolio                                                     11

IV. Summary of Loan Loss Experience                                     25

V.  Deposits                                                            26

VI. Return on Equity and Assets                                         16

VII.Short-Term Borrowings                                               12


Investment Portfolio

As of December  1994,  Salisbury  Bank and Trust  Company  adopted  Statement of
Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 provides for the categorization of investments into three groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale, or trading. The Bank does not purchase or hold any investment securities for the purpose of trading such investments. The following tables sets forth the carrying amounts of the investment securities as of December 31:

                                                       1998     1997      1996
                                                     -------   -------   -------
Available-for-sale securities:
 (at fair value)
Equity securities ................................   $   116   $   123   $   109
U.S. Treasury securities and other
 U.S. government corporations and agencies .......    43,578    33,175    20,790
Obligations of states and political subdivisions .     9,553     6,983     2,225
Corporate securities .............................         0        37     1,019
Mortgage-backed securities .......................    25,408     7,193     8,887
                                                     -------   -------   -------
                                                     $78,655   $47,511   $33,030
                                                     =======   =======   =======

Held-to-maturity securities
 (at amortized cost)

U.S. Treasury securities and other
 U.S. government corporations and agencies .......   $  --     $  --     $ 2,500
Obligations of states and political subdivisions .        25       857     1,676
Mortgage-backed securities .......................       554       915     1,205
                                                     -------   -------   -------
                                                     $   579   $ 1,772   $ 5,381
                                                     =======   =======   =======

Federal Home Loan Bank stock .....................   $ 2,056   $   833   $   771
                                                     =======   =======   =======

For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1998:

                                       Under                 1-5                   5-10               Over 10
                                       1 Year     Yield     Years       Yield     Years     Yield     Years      Yield      Total
                                       ------     -----     -----       -----     -----     -----     -----      -----      -----
                                                                           (dollars in thousands)
Held-to-maturity
securities
(at amortized cost)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies           $     0              $     0               $     0             $     0                  $     0

Obligations of state and
 political subdivisions                                        25      7.50%                                                      25

Mortgage-backed
 securities                                                                                             554         6.73%        554

Available-for-sale
securities
(at fair value)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies           $23,349    5.54%     $10,075     6.64%     $10,154      5.93%   $    0                  $43,578

Obligations of state and
 political subdivisions                                                           2,307      4.92%    7,246        4.91%       9,553

Mortgage-backed
 securities                                                   466     7.45%       4,830      6.86%   20,112        6.52%      25,408

Loan Portfolio

The following table represents the composition of the loan portfolio at December 31 in each of the past five years:

                                                  1998          1997         1996        1995          1994
                                                ---------    ---------    ---------    ---------    ---------
Commercial, financial and agricultural ......   $  10,692    $  11,575    $  12,047    $  13,428    $  11,849
Real Estate-construction and land development       3,392        4,203        4,839        5,065        4,947
Real Estate - residential ...................      80,451       77,336       75,756       71,283       68,167
Real Estate-commercial ......................      14,909       13,355       13,607       13,948       13,004
Consumer ....................................      10,430       10,805       10,433        9,394        8,183
Other .......................................         535          655          743          139          299
                                                ---------    ---------    ---------    ---------    ---------
                                                  120,409      117,929      117,425      113,257      106,449
Allowance for possible loan losses ..........      (1,260)      (1,226)      (1,242)      (1,160)      (1,309)
Unearned income .............................          (6)         (12)         (34)         (14)         (15)
                                                ---------    ---------    ---------    ---------    ---------
               Net loans ....................   $ 119,143    $ 116,691    $ 116,149    $ 112,083    $ 105,125
                                                =========    =========    =========    =========    =========

There are no industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                Within One       After One But         After Five
                                                Year             Within Five Years     Years                Total
                                                ----             -----------------     -----                -----
Commercial, financial,
 agricultural and real estate commercial        $   169            $5,918              $19,514             $25,601
Real estate-construction
 and land development                             3,392                 0                    0               3,392
                                                -------            ------              -------             -------
                                                $3,561             $5,918              $19,514             $28,993
Maturities after
 One Year with:
  Fixed interest rates                                             $1,013              $ 3,593
  Variable interest rates                                           4,905               15,921
                                                                   ------              -------
                                                                   $5,918              $19,514

Nonaccrual, Past Due and Restructured Loans

At December 31, 1998, approximately 44.86% of nonaccrual loans and approximately 88.99% of accruing loans past due 90 days or more are secured by 1-4 family residential properties. Approximately 21.21% of restructured loans are secured by 1-4 family residential properties. When a mortgage loan becomes 90 days past due, and there is not sufficient collateral to cover the principal and accrued interest, the Bank stops accruing interest unless there are unusual circumstances which allow exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate. All others are usually charged off if they become 90 days or more delinquent.

The following table summarizes the Bank's nonaccrual, past due, and restructured loans:

                                              (dollars in thousands)
                                                    December 31
                                   1998      1997      1996      1995      1994
                                  ------    ------    ------    ------    ------
Nonaccrual loans .............    $1,208    $1,328    $1,316    $1,793    $1,916
Accruing loans past due
 90 days or more .............       109       279        49         8        11
Restructured loans ...........       547       764     1,547     2,003     2,690


         Information with respect to non-accrual and restructured loans at December 31, 1998, 1997 and 1996 is as follows:

                                                                 December 31
                                                           1998     1997    1996
                                                           ----     ----    ----
                                                           (dollars in thousands)
Interest income that would have been
recorded under original terms .......................      $83      $84      $88

Interest income recorded during the period ..........        8        7       57

Commitments to lend additional funds ................        0        0        0

Short-Term Borrowings

The following table is a summary of borrowings for each of the last three years:

                                                    1998      1997        1996
                                                  -------    -------    -------
Federal Home Loan Bank Advances
 Average interest rate
    At year end ...............................      5.01%      6.37%      6.36%
    For the year ..............................      6.02%      6.59%      6.19%
Average amount outstanding during the year ....   $15,267    $ 5,191    $ 2,926
Maximum amount outstanding at any month .......   $41,120    $ 6,000    $ 4,750
Amount outstanding at year end ................   $41,120    $ 5,497    $ 4,527

ITEM 2.  PROPERTIES

The following table sets forth the location and other related information regarding the Bank's offices and other properties occupied as of December 31, 1998.

OFFICES                          LOCATION                        STATUS
-------                          --------                        ------

Main Office                  5 Bissell Street                    Owned
                           Lakeville, Connecticut

Salisbury Office             18 Main Street                      Owned
                           Salisbury, Connecticut

Sharon Office                   29 Low Road                      Owned
                             Sharon, Connecticut

ITEM 3.  LEGAL PROCEEDINGS -None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Before Salisbury Bancorp, Inc. became the holding company for Salisbury Bank and Trust Company, the Common Stock of the Bank was traded only infrequently and no substantial public market for the stock existed. The Common Stock was not quoted on the Nasdaq Inter-dealer Quotation System. Some trading did take place however, in the over-the-counter market, where the stock was traded as a non-NASDAQ issue. The stock had several market makers who listed the issue in the National Bureau "Pink Sheets", an interdealer quotation system. The Bank had the bulletin board quotation symbol "SBTL". Those trades which occurred may not provide a reliable indication of the market value of the Common Stock, as only a limited trading market existed, and the market price may be substantially affected by the relatively insubstantial volume of transactions.

The following table sets forth for the period indicated the range of high and low prices by quarter of the Bank's Common Stock until August 24, 1998. On August 24, 1998 each share of Bank Common Stock was exchanged for six shares of Company Common Stock and the stock began trading on the American Stock Exchange. The trading symbol for the stock is "SAL". The market prices have been adjusted to reflect the six for one exchange which became effective August 24, 1998. These prices represent actual sales between individual purchasers and sellers, and do not reflect commissions paid to brokers.

                                       High/Low
                                       --------

1997(1) (2)
        First quarter                  $11.12     $10.00
        Second quarter                 $11.16     $10.67
        Third quarter                  $12.08     $11.25
        Fourth quarter                 $14.17     $12.17

1998(2)
        First quarter                  $16.67     $15.00
        Second quarter                 $20.83     $20.67
        Third quarter                  $20.83     $20.83
         (to August 23, 1998)

(1) source of information: Smith Barney, Inc.
(2) source of information: A.G. Edwards & Sons, Inc.

On August 24, 1998, Salisbury Bancorp, Inc. stock began trading on the American Stock Exchange. The following table represents the high and low sales prices from August 24, 1998 for each quarter through December 31, 1998 after the six-for-one exchange. These prices represent actual sales between individual purchasers and sellers, and do not reflect commissions paid to brokers.

                                           High/Low
                                           --------
1998
        Third quarter                      $21.75     $19.00
          (from August 24, 1998
          to September 30, 1998)
        Fourth quarter                     $23.00     $17.50

The following table shows per share quarterly cash dividends the Bank declared during 1997 and the first and second quarters of 1998. Per share data has been restated to reflect the six-for-one stock exchange described above. 1998 third and fourth quarter dividends were declared by the Company.

                                      1997            1998
                                      ----            ----
               1st quarter            $.08            $.11
               2nd quarter            $.08            $.11
               3rd quarter            $.09            $.11
               4th quarter            $.25            $.27

Holders of Company Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefor. However, the Company's ability to pay dividends is limited by prudent banking principles applicable to all bank holding companies. Generally, the Company's ability to pay dividends is limited by the Bank's ability to dividend funds to the Company. Under the Connecticut banking statutes, subject to any restrictions contained in its Certificate of Incorporation, a bank such as the Bank may not declare a dividend on its capital stock except from its net profits. "Net profits" is defined as the remainder of all earnings from current operations. The total of all dividends by a bank in any calendar year may not, unless specifically approved by the banking commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two (2) years.

Based upon the number of record holders, the approximate number of holders of Company's Common Stock is 600 as of March 12, 1999.

ITEM 6.  SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF COMPANY

                                                                                At or For the Years Ended December 31
                                                                 1998           1997           1996           1995           1994
                                                               --------       --------       --------       --------       --------
                                                                                       [dollars in thousands]
Statement of Condition Data:
Loans, Net ..............................................      $119,143       $116,691       $116,149       $112,083       $105,125
Allowance For Possible Loan Losses ......................         1,260          1,226          1,242          1,160          1,309
Investments .............................................        81,290         50,116         39,181         37,081         39,982
Total Assets ............................................       217,226        183,433        175,363        166,818        156,620
Deposits ................................................       153,151        156,173        150,149        148,640        136,858
Borrowings ..............................................        41,120          5,497          4,527              0          3,000
Shareholders' Equity ....................................        21,555         20,483         18,789         17,605         16,178
Nonperforming Assets ....................................         1,935          2,297          3,269          4,467          5,507

Statement of Income Data:
Interest and Fees on Loans ..............................      $  9,480       $  9,459       $  9,347       $  8,418       $  6,828
Interest and Dividends on Securities
    and Other Interest Income ...........................         3,881          3,165          2,727          2,549          2,714
Interest Expense ........................................         6,043          5,707          5,518          5,289          4,034
                                                               --------       --------       --------       --------       --------
Net Interest Income .....................................         7,318          6,917          6,556          5,678          5,508
Provision for Possible Loan Losses ......................           120             50            275            250             60
Trust Department Income .................................         1,031            934            752            693            746
Other Income ............................................           735            553            668            450            471
Net Gain on Sales of Securities .........................             0              4             12            192              7
Other Expenses ..........................................         5,347          4,766          4,547          4,213          4,229
                                                               --------       --------       --------       --------       --------

Pre Tax Income ..........................................         3,617          3,592          3,166          2,550          2,443
Income Taxes ............................................         1,299          1,402          1,052            990            923
                                                               --------       --------       --------       --------       --------

Net Income ..............................................      $  2,318       $  2,190       $  2,114       $  1,560       $  1,520
                                                               ========       ========       ========       ========       ========

                                                                                At or For the Years Ended December 31
                                                                 1998           1997           1996           1995           1994
                                                               --------       --------       --------       --------       --------
                                                                                       [dollars in thousands]
Per Share  Data:*

Earnings per common share ...............................      $   1.48       $   1.41       $   1.35       $   0.98       $   0.94
Earnings per common share, assuming dilution ............      $   1.47       $   1.40       $   1.35       $   0.98       $   0.94
Cash Dividends Declared .................................      $   0.60       $   0.52       $   0.45       $   0.33       $   0.32
Book Value (at year end) ................................      $  13.85       $  13.06       $  12.08       $  11.12       $  10.11

Selected Statistical Data:

Return on Average Assets ................................          1.22%          1.24%          1.25%          0.97%          0.97%
Return on Average Shareholders' Equity ..................         11.27%         11.10%         11.59%          9.16%          9.33%
Dividend Payout Ratio ...................................         40.13%         37.24%         33.27%         33.04%         33.92%
Average Shareholders' Equity to Average Assets ..........         10.79%         11.13%         10.80%         10.54%         10.34%
Net Interest Spread .....................................          3.20%          3.33%          3.32%          2.99%          3.22%
Net Interest Margin .....................................          4.14%          4.21%          4.14%          3.77%          3.72%

* Per share data for 1997, 1996, 1995 and 1994 has been restated to reflect the six-for-one stock exchange described in Note 1 of the consolidated financial statements.

ITEM 7.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                               FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATION

OVERVIEW

We are pleased to report to you as Salisbury Bancorp, Inc. (the "Company"). The reorganization was completed on August 24, 1998 and Salisbury Bank and Trust Company (the "Bank") began operating through a holding company structure as the sole subsidiary of the Company, a corporation organized under the laws of the State of Connecticut. The Mission Statement of Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company, its sole subsidiary, provides a standard against which the Company's performance should be measured as follows:

o We strive to make Salisbury Bank and Trust Company the leading community bank in the tri-state area.

o We are committed to providing professional financial services in a friendly and responsive manner.

o We are dedicated to being an active corporate citizen in the communities we serve.

o  We will inspire our staff to grow personally and professionally.

o Our achievement of these goals will continue to assure customer satisfaction, profitability and enhanced shareholder value.

Management is pleased with the progress made during 1998 towards fulfilling its Mission Statement. The Company continued to build shareholder value through improved earnings and asset quality which resulted in increases to book value and dividends per share. Continued prudent management is essential to maintaining the quality and sustainability of the Company's earnings. The new holding company structure coupled with our commitment to investing in technological and human resources provides a strong foundation for building shareholder value and provides us with additional flexibility as we continue to develop new personalized financial products and services to meet the needs of our customers.

The following is Management's discussion of the financial condition and results of operations on a consolidated basis for the three (3) years ended December 31, 1998, of Salisbury Bancorp, Inc. The consolidated financial statements of Salisbury Bancorp, Inc. include the accounts of Salisbury Bank and Trust Company which became its sole subsidiary on August 24, 1998. Earnings per share and dividends per share computations for 1997, 1996, 1995 and 1994 have been restated to reflect the six for one stock exchange when the Company acquired all of the capital stock of the Bank. Management's discussion should be read in conjunction with the consolidated financial statements and the related notes presented elsewhere herein.

Salisbury Bancorp, Inc. reported net income for 1998 of $2,318,000 or $1.47 diluted per share earnings. This represents a 5.84% increase over the $2,190,000 earned in 1997. On an earnings per share basis, 1998 increased 5.00% over the $1.40 diluted per share earnings for 1997. The earnings and diluted per share earnings for 1997 represented a 4.44% and 3.70% improvement, respectively, over the $2,114,000 or $1.35 diluted per share earned in 1996. Growth in net income and earnings per share during 1998 primarily reflect both an increase in earning assets and the continuing efforts of management to control operating expenses. Management is pleased with the continued growth of earnings and the improvements in the quality and sustainability of the Company's earnings.

The Company's risk-based capital ratios, which include the risk-weighted assets and capital of Salisbury Bank and Trust Company, were 20.62% for Tier 1 capital and 21.90% for total capital at December 31, 1998. These ratios substantially exceeded the regulatory minimums for bank holding companies of 4% for Tier 1 capital and 8% for total capital.

Nonperforming assets, which include nonaccrual loans, loans restructured and other real estate owned, were $1,935,000 or 0.89% of total assets outstanding at year end 1998. This reflects a decrease of 15.76% when compared to year end 1997 nonperforming assets of $2,297,000 which were 1.25% of total assets. At December 31, 1998, the allowance for loan losses was $1,260,000 or 1.05% of total loans outstanding and 71.80% of nonperforming loans.

As a result of the Company's financial performance, the Board of Directors increased the dividends declared on the Company's common stock by 15.39% during 1998 from $.52 per share in 1997 to $.60 per share in 1998. A $.45 dividend per share was paid in 1996. Despite the payment of increased dividends, per share book value increased to $13.85 at December 31, 1998 compared to $13.06 at December 31, 1997 and $12.08 at December 31, 1996.

                              RESULTS OF OPERATIONS

Net Interest Income

Net interest and dividend income which is the difference between interest and dividends earned on earning assets and interest paid on deposits and borrowings represents the largest component of the Company's operating income. The principal earning asset of the Company is the loan portfolio of the Bank, which is primarily comprised of mortgage loans and home equity loans on one-to-four family properties, a variety of consumer loans and small business loans. Representing approximately 39.26% of the Company's earning assets, the investment portfolio is also an important element in the management of the balance sheet. These funds are used to meet the liquidity needs of the Company while also providing a source of revenue. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(Amounts in thousands)
Years Ended December 31                    1998           1997           1996
                                           ----           ----           ----
Interest Income
 (financial statements) ...........      $ 13,361       $ 12,624       $ 12,074

Tax Equivalent Adjustment .........           206            175            115

Interest Expense ..................        (6,043)        (5,707)        (5,518)
                                         --------       --------       --------
Net Interest Income-FTE ...........      $  7,524       $  7,092       $  6,671
                                         ========       ========       ========

In 1998, net interest income-FTE increased $432,000 or 6.09% over 1997. Net interest margins decreased from 4.21% in 1997 to 4.14% in 1998. This is primarily the result of pressures on margins created by aggressive competition for business, coupled with a year in which there was a decline in interest rates.

As a result, however, total average earning assets increased $13,255,000 to $181,725,000 or 7.87% during 1998. Average deposits increased slightly during 1998; however, lower rate trends resulted in a decrease in interest expense on deposits of $241,000 or 4.50%. The overall increase in interest expense is the result of the additional borrowings from the Federal Home Loan Bank.

Net interest income-FTE increased $421,000 or 6.31% from 1996 to 1997. Interest on earning assets increased approximately 5.00% with an increase in the average yield while interest expense increased only 3.43%. The overall result reflected an increase in the net interest margin to 4.21% in 1997 from 4.14% in 1996.

The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 1998, 1997 and 1996. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges collected which are not deemed to be material. Interest earned on Tax exempt securities in the table is presented on a fully taxable-equivalent basis. A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 1998 was $400,000 with a yield of 5.05%. Actual tax exempt income in 1997 was $262,000 with a yield of 4.76% and 1996 actual tax exempt income was $150,000 with a yield of 4.72%.

AVERAGE BALANCES, INTEREST EARNED OR PAID AND RATES
DECEMBER 31

        [Amount in Thousands]                             1998                                           1997
                                      ----------------------------------------------------------------------------------------
             [Unaudited]
                                                         INTEREST                                       INTEREST
                                          AVERAGE         EARNED/        YIELD           AVERAGE         EARNED/        YIELD
                                          BALANCE          PAID         RATE *           BALANCE          PAID         RATE *
                                      ----------------------------------------------------------------------------------------
ASSETS
Interest Earning Assets:

Loans                                    $118,417        $9,480         8.01%            $117,991        $9,459         8.02%

Taxable Securities                         46,903         3,032         6.46%              37,959         2,496         6.58%

Tax-Exempt Securities                       7,917           606         7.65%               5,505           437         7.94%

Federal Funds                               8,080           425         5.26%               6,601           384         5.82%

Other Interest Income                         408            24         5.88%                 414            23         5.56%
                                         -----------------------------------             -----------------------------------

Total interest earning assets             181,725        13,567         7.47%             168,470        12,799         7.60%
                                                         ------                                          ------

Allowance for loan                         (1,254)                                         (1,218)
losses

Cash & due from
Banks                                       4,572                                           4,565

Premise, Equipment                          2,901                                           2,999

Net unrealized
gain/loss on AFS Securities                   538                                             170

Other Assets                                2,135                                           2,274
                                         --------                                        --------

Total Average Assets                     $190,617                                        $177,260
                                         ========                                        ========

AVERAGE BALANCES, INTEREST EARNED OR PAID AND RATES
DECEMBER 31

        [Amount in Thousands]                         1996
                                      ---------------------------------------
             [Unaudited]
                                                     INTEREST
                                      AVERAGE         EARNED/       YIELD
                                      BALANCE          PAID         RATE *
                                      ---------------------------------------
ASSETS
Interest Earning Assets:

Loans                                  $115,298        $9,347        8.11%

Taxable Securities                       33,091         2,088        6.31%

Tax-Exempt Securities                     3,178           265        8.34%

Federal Funds                             9,257           483        5.22%

Other Interest Income                       135             6        4.44%
                                      -----------------------------------

Total interest earning assets           160,959        12,189        7.57%
                                                       ------

Allowance for loan                       (1,205)
losses

Cash & due from
Banks                                     4,227

Premise, Equipment                        3,317

Net unrealized
gain/loss on AFS Securities                 (77)

Other Assets                              1,793
                                       ---------

Total Average Assets                   $169,014
                                       =========

AVERAGE BALANCES, INTEREST EARNED OR PAID AND RATES
DECEMBER 31

        [Amount in Thousands]                             1998                                           1997
                                      ---------------------------------------------------------------------------------------
             [Unaudited]
                                                         INTEREST                                       INTEREST
                                          AVERAGE         EARNED/        YIELD           AVERAGE         EARNED/        YIELD
                                          BALANCE          PAID         RATE *           BALANCE          PAID         RATE *
                                      ---------------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest Bearing
Liabilities:

NOW/Money Market
deposits                                  $50,373        $1,531         3.04%             $51,050        $1,602         3.14%

Savings deposits                           14,547           355         2.44%              13,869           354         2.55%

Time deposits                              61,316         3,238         5.28%              63,431         3,409         5.37%

Borrowed funds                             15,267           919         6.02%               5,191           342         6.59%
                                         -----------------------------------             -----------------------------------

Total interest bearing
liabilities                               141,503         6,043         4.27%             133,541         5,707         4.27%
                                                          -----                                           -----

Demand Deposits                            27,234                                          23,118

Other Liabilities                           1,308                                             880

Shareholders' Equity                       20,572                                          19,721
                                         --------                                        --------

Total Liabilities and
Equity                                   $190,617                                        $177,260
                                         ========                                        ========

Net Interest Income                                      $7,524                                          $7,092
                                                         ======                                          ======

Net Interest Spread                                                     3.20%                                           3.33%

Net Interest Margin                                                     4.14%                                           4.21%

AVERAGE BALANCES, INTEREST EARNED OR PAID AND RATES
DECEMBER 31

        [Amount in Thousands]                         1996
                                      ---------------------------------------
             [Unaudited]
                                                     INTEREST
                                      AVERAGE         EARNED/       YIELD
                                      BALANCE          PAID         RATE *
                                      ---------------------------------------
LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest Bearing
Liabilities:

NOW/Money Market
deposits                                $48,472        $1,449        2.99%

Savings deposits                         13,780           363        2.63%

Time deposits                            64,593         3,525        5.46%

Borrowed funds                            2,926           181        6.19%
                                      -----------------------------------

Total interest bearing
liabilities                             129,771         5,518        4.25%
                                                        -----

Demand Deposits                          20,277

Other Liabilities                           721

Shareholders' Equity                     18,245
                                       --------

Total Liabilities and
Equity                                 $169,014
                                       ========

Net Interest Income                                    $6,671
                                                       ======

Net Interest Spread                                                  3.32%

Net Interest Margin                                                  4.14%


* Annualized

Volume and Rate Change Table

The following table sets forth for the period indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The table is stated on a FTE basis.

                                       1998 compared to 1997            1997 compared to 1996
                                     Increase (Decrease) Due to (1)  Increase (Decrease) Due to (1)
                                                         (dollars in thousands)
                                     Volume       Rate       Net      Volume       Rate       Net
                                     -------    -------    -------    -------    -------    -------
Interest earned on:

Loans ............................   $    34    $   (13)   $    21    $   218    $  (106)   $   112
Taxable investment securities ....       725       (189)       536        323         85        408
Tax-exempt investment securities .       191        (22)       169        184        (12)       172
Other interest income ............        85        (43)        42       (130)        48        (82)
                                     -------    -------    -------    -------    -------    -------
Total interest earning assets ....   $ 1,035    $  (267)   $   768    $   595    $    15    $   610
                                     =======    =======    =======    =======    =======    =======
Interest paid on:

NOW/Money Market deposits ........   $   (21)   $   (50)   $   (71)   $    80    $    73    $   153
Savings deposits .................        17        (16)         1          2        (11)        (9)
Time deposits ....................      (113)       (58)      (171)       (58)       (58)      (116)
Borrowed funds ...................       664        (87)       577        140         21        161
                                     -------    -------    -------    -------    -------    -------
Total interest bearing liabilities   $   547    $  (211)   $   336    $   164    $    25    $   189
                                     =======    =======    =======    =======    =======    =======
Net interest income change .......   $   488    $   (56)   $   432    $   431    $   (10)   $   421
                                     =======    =======    =======    =======    =======    =======

(1) The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amount of the change in each.

Noninterest Income

The Company's income from noninterest revenue activities increased 18.44% in 1998 and represented 11.67% of revenues compared to 10.56% in 1997 and 10.60% in 1996. The Trust Department continues to grow and as a result, trust income for 1998 increased 10.39% to $1,031,000 compared to income in 1997 and 1996 of $934,000 and $752,000, respectively. Other noninterest income increased 31.96% to $735,000 in 1998. This is primarily the result of increased fees for insufficient funds and from an increase of 47.68% in interchange fees from an increase in MasterMoney debit card transactions and VISA credit card transactions. This compares to other noninterest income of $557,000 and $680,000 respectively for 1997 and 1996.

Noninterest Expense

Noninterest expense totaled $5,347,000 in 1998. Salaries and employee benefits increased $232,000, or 9.68%. This is primarily the result of salary increases and increased costs of employee benefits. Occupancy and equipment expense increased $96,442 when comparing 1998 to 1997. This is attributable to the Company's continuing commitment to upgrading its technological capabilities and data processing. This commitment to utilizing technology to facilitate the personalized delivery of financial products and services is considered to be a key component to the Company's continued success as a leading community based financial institution. During 1998, the Company incurred some one time expenses that resulted in an increase in noninterest expenses for the year. Several years ago the Company purchased property in New York state on which it intended to build a branch facility. However, impediments to interstate de novo branching have delayed this branch initiative and the property has been reclassified on the Company's books as other real estate owned ("OREO") property and its carrying value written down. This resulted in an expense of $65,000. The Company also recorded a profit of operation on other real estate owned of $52,000 for 1998. However, there was an OREO property on the Company's books that was disposed of in 1998 at a cost of $170,000 and is reflected in the total other expenses of $1,374,000.

Income Taxes

In 1998, the Company's tax expense was $1,299,000, an effective tax rate of 35.92%. This compares to income tax expense of $1,402,000 in 1997, an effective tax rate of 39.03%. Tax expense in 1996 was $1,052,000, as a litigation settlement in favor of the Company resulted in a state tax refund which lowered the effective tax rate to 33.23%. The decrease in the effective tax rate is primarily the result of an increase in tax exempt income.

                               FINANCIAL CONDITION

Total assets increased to $217,226,000 at December 31, 1998 compared to $183,433,000 at December 31, 1997. This is primarily from an increase in borrowings of $35,623,000 to $41,120,000. These increased borrowings are the results of an interest rate risk strategy designed to prevent loss of income primarily in a falling rate environment and a strategy directed at providing the Company with competitive fixed rate mortgage products. The overall result was an increase in earning assets, most of which are reflected in the significant growth of the securities portfolio. The year 1998 was one of aggressive competition for loans and the second strategy was designed to provide funds for new fixed rate mortgages and provide fixed rate funds to prevent a decrease in the portfolio resulting from a market driven by declining interest rates. At year end 1998, the net loan portfolio increased $2,452,000 over year end 1997.

Securities Portfolio

As of December 31, 1998, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $81,290,000, representing an increase of $31,174,000 or 62.20% from $50,116,000 at year end 1997. The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to provide interest and dividend income, to help to address for cash flow requirements and to manage interest-rate risk and asset-quality diversification of the Company's assets. The primary component of the total portfolio is U.S. Government sponsored agencies which accounted for 53.61% of the portfolio at December 31, 1998. The remaining portion of the portfolio primarily consists of U. S. Treasury, State and municipal obligations and mortgage-backed securities. At December 31, 1998, securities totaling
$78,655,000 were classified as available-for-sale and securities totaling $579,000 were classified as held-to-maturity. The Company continues to use arbitrage strategy by borrowing funds and then investing them at a rate of return higher than the borrowing cost. This together with less robust loan demand resulted in the increase in size of the securities portfolio and at the same time, generated additional interest income. The net unrealized gain on securities available-for-sale, net of tax effect increased to $357,000 at December 31, 1998 compared to $297,000 at December 31, 1997. The improvement is attributable to declining interest rates and positive performances in the stock market during 1998.

Loans

Net loans at December 31, 1998 totaled $119,143,000 compared to $116,691,000 at December 31, 1997. Competition for loans, especially residential mortgage loans, in the Company's market area remains aggressive as the pressures of declining interest rates and customer demand for fixed rate products increased. The Company was able to increase loans, however, the mix of the portfolio has changed. Adjustable rate mortgage loans outstanding have decreased approximately 13.7% while fixed rate mortgage loans have increased approximately 51.4%.

The Company's credit function is designed to insure adherence to a high level of credit standards. The process begins with analysis of applications and continues with ongoing monitoring of outstanding loans especially delinquent loans, as loan  losses  potentially  are  reduced  when  problems  are  identified  early.
Charge-offs  are  taken  promptly  when  loans  are  deemed   uncollectible   by
management.

Loan Loss Provision

The loan loss provision for the year ended December 31, 1998 was $120,000 compared to $50,000 for the same period in 1997. At December 31, 1998, the allowance for loan losses was $1,260,000 representing 1.0% of total loans outstanding as compared to $1,226,000 or 1.0% of total loans outstanding at year end 1997.

Loan loss allowances are calculated on a monthly basis and submitted to the Board of Directors for approval each month. All categories of loans are included in the allowance except student loans which are fully guaranteed.

Each loan is given a risk rating code at inception according to a system. These risk ratings are monitored by the loan officer and senior management. If there is a deterioration in the credit, the risk rating is adjusted accordingly.

Commercial loans are also evaluated for Y2K risk according to the officer's perception of risk determined by discussions with borrowers and Y2K assessment questionnaires.

Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined as residential real estate mortgages with balances of $300,000 or more and commercial loans over $100,000 when it is probable that the bank will not be able to collect all principal and interest due according to the terms of the note.

These commercial loans and residential mortgage loans will then be considered impaired under any one of the following circumstances:
         1.  Non-accrual status;
         2.  Loans over 90 days delinquent;
         3.  Troubled debt restructures consummated after December 31, 1994; or
         4. Loans classified as "doubtful", meaning that they have weaknesses which make collection or liquidation in full, on the basis of
             currently  existing  facts,   conditions,   and  values,   highly
             questionable and improbable.

The individual allowance for each impaired loan is based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The loss factor applied as a general allowance is determined by a periodic Analysis of the Loan Loss Reserve. This analysis considers historical loan losses and loan delinquency figures for the last three years. It also looks at delinquency trends over the most recent quarter.

The credit card delinquency and loss history is evaluated separately and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Average net losses for the last three years by loan type are examined as well as trends by type for the last three years. The Bank's loan mix over that same period of time is analyzed.

A loan loss allocation is made for each type of loan and multiplied by the loan mix percentage for each loan type to produce a weighted average factor.

The following table summarizes historical data of the Bank with respect to loans outstanding, loan losses and recoveries, and changes in the allowance for possible loan losses:

                             Years Ended December 31
                             (dollars in thousands)

                                           1998      1997      1996      1995       1994
                                          ------    ------    ------    ------    ------
Balance at January 1: .................   $1,226    $1,242    $1,160    $1,309    $1,284
                                          ------    ------    ------    ------    ------
Charge-offs:
 Commercial, financial and agricultural        7         0        19       144        10
 Real estate mortgage .................       53        38       160       262        38
 Consumer .............................       52        66        67        22        33
                                          ------    ------    ------    ------    ------
                                             112       104       246       428        81
                                          ------    ------    ------    ------    ------
Recoveries:
 Commercial, financial and agricultural        0        11        27         2         0
 Real estate mortgage .................       13         7         7         4        37
 Consumer .............................       13        20        19        23         9
                                          ------    ------    ------    ------    ------
                                              26        38        53        29        46
                                          ------    ------    ------    ------    ------
Net charge-offs .......................       86        66       193       399        35
                                          ------    ------    ------    ------    ------
Provisions charged to operations ......      120        50       275       250        60

Balance at December 31: ...............   $1,260    $1,226    $1,242    $1,160    $1,309
                                          ======    ======    ======    ======    ======

Ratio of net charge-offs to
 average loans outstanding ............      .07%      .06%      .17%      .36%      .04%

Ratio of allowance for loan losses
 to year-end loans ....................     1.05%     1.04%     1.06%     1.02%     1.23%

The following table reflects the allocation of the allowance for possible loan losses and the percent of loans in each category of total outstanding loans:

                                                                        Years Ended December 31
                                                                        (dollars in thousands)
                                       1998                1997                 1996                 1995                 1994
                                       ----                ----                 ----                 ----                 ----
                                 Amount   Percent    Amount    Percent   Amount     Percent   Amount     Percent   Amount    Percent
                                 ------    ------    ------    ------    ------     ------    ------     ------    ------    ------
Commercial, financial and
 agricultural ................   $  182      8.90%   $  190      9.82%   $  174      10.26%   $  250      11.86%   $  250     11.13%
Real estate construction
 and land development ........        0      3.01%        0      3.56%        0       4.12%        0       4.47%        0      4.65%

Real estate mortgage .........      982     78.59%      941     76.90%      969      76.11%      800      75.26%      800     75.26%
Consumer .....................       95      8.96%       94      9.16%       60       8.88%       60       8.29%       85      7.69%
Other loans ..................        1       .54%        1       .56%       39        .63%       50        .17%      174       .28%
                                 ------    ------    ------    ------    ------     ------    ------     ------    ------    ------
                                 $1,260    100.00%   $1,226    100.00%   $1,242     100.00%   $1,160     100.00%   $1,309    100.00%
                                 ======    ======    ======    ======    ======     ======    ======     ======    ======    ======

The provision to the allowance for possible loan losses is charged to operating expenses and is based on past experience, current economic conditions and management's judgement of the amount necessary to cover possible losses on the collection of loans. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.

Determining the proper level of allowance required management to make estimates using assumptions and information which is often subjective and changing. In management's judgement, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Deposits

Deposits at year end 1998 totaled $153,151,000 compared to $156,173,000 at year end 1997. Although less at year end 1998 than in 1997, the actual average daily amount of deposits in 1998 increased $2,002,000 or 1.3% over average daily deposits in 1997. Although the Company is committed to providing quality service, competition from non banking entities continues to be very aggressive for customer funds. The following table illustrates the average daily amount of deposits and rates paid on such deposits and illustrates the change in mix between 1998 and 1997.

Management believes that in light of the current interest rate environment aggressive competition for deposits is likely to continue.

The following table shows the average deposit balances and average interest rate paid for the last three years:

                                                   Years Ended December 31
                             1998                             1997                             1996
                     ------------------               -----------------              ---------------------
                      Amount       Rate                Amount      Rate               Amount          Rate
                     --------      ----               --------     ----              --------         ----
                                                    (dollars in thousands)
Demand               $ 27,234                         $ 23,118                       $ 20,277
NOW                    15,592      1.24%                15,690     1.47%               16,331         1.51%
Money Market           34,781      3.84%                35,360     3.88%               32,141         3.74%
Savings                14,547      2.44%                13,869     2.55%               13,780         2.63%
Time                   61,316      5.28%                63,431     5.37%               64,593         5.46%
                     --------                         --------                       --------
                     $153,470      3.34%              $151,468     3.54%             $147,122         3.63%
                     ========                         ========                       ========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

                                (dollars in thousands)
                   3 months or less                        $ 3,175
                   Over 3 through 6 months                   2,069
                   Over 6 through 12 months                  3,887
                   Over 12 months                            2,508
                                                           -------
                   Total                                   $15,384
                                                           =======

Borrowings

Total borrowings increased from $5,497,000 on December 31, 1997 to $41,120,000 as of December 31, 1998. The increase in borrowings is the result of an interest rate risk strategy designed to protect earnings in a declining interest rate environment and also directed at providing a source of funds to grow interest earning assets; primarily fixed rate mortgage products. Management expects that it will continue to employ this arbitrage strategy as efforts continue to grow earning assets.

Asset/Liability Management

The Bank's assets and liabilities are managed in accordance with policies established and reviewed by the Bank's Board of Directors. The Bank's Asset/Liability Management Committee implements and monitors compliance with these policies regarding the Bank's asset and liability management practices with regard to interest rate risk, liquidity and capital.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary financial objectives of the Company is to manage its interest rate risk and control the sensitivity of the Company's earnings to changes in interest rates in order to prudently improve net interest income and the Company's interest rate margins and manage the maturities and interest rate sensitivities of assets and liabilities. One method of monitoring interest rate risk is a gap analysis which identifies the differences between the amount of assets and the amount of liabilities which mature or reprice during specific time frames and the potential effect on earnings of such maturities or repricing opportunities. Model simulation is used to evaluate the impact on earnings of potential changes in interest rates. "Rate shock" is also used to measure earnings volatility due to immediate increase or decrease in market rates up to 200 basis points. To this end, because the Company was asset sensitive, a strategy was implemented during the year designed to decrease net interest income sensitivity primarily during a falling rate environment. Short term Federal Home Loan Bank advances were taken and longer term investments were made. Management continues to seek strategies to further reduce the impact of declining interest rates. Conversely should interest rates rise, Company earnings would also improve as currently structured.

Liquidity

The objective of the Company's liquidity management process is to assess funding requirements so as to efficiently meet the cash needs of borrowers and depositors at a reasonable cost. These cash flow needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature, and lending opportunities. Asset liability is achieved through the management of readily marketable investment securities as well as managing asset maturities and pricing of loan and deposit products.

The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. Additionally, federal funds and borrowings on repurchase agreements are available to fund short term cash needs.

At December 31, 1998, the Company had approximately $23,857,000 in loan commitments outstanding. It is expected that these commitments will be funded primarily by deposits, loan repayments and maturing investments. The Company has ample liquidity to meet its present and foreseeable needs.

Capital

At December 31, 1998, the Company had $21,555,000 in equity compared with $20,483,000 in 1997 and $18,789,000 in 1996. From a regulatory standpoint, the Company exceeded regulatory capital ratios and the Bank is categorized as "well capitalized". Therefore, the Bank is entitled to pay the lowest deposit premium possible. The Company and the Bank's actual capital amounts and ratios are presented in the following table:
                                                                  Actual
                                                                  Ratio
                                                                  -----
As of December 31, 1998:
 Total Capital (to Risk Weighted Assets)
    Consolidated                                                  21.90%
    Salisbury Bank and Trust Company                              20.05%

  Tier 1 Capital (to Risk Weighted Assets)
    Consolidated                                                  20.62%
    Salisbury Bank and Trust Company                              18.77%


  Tier 1 Capital (to Average Assets)
    Consolidated                                                  10.42%
    Salisbury Bank and Trust Company                               9.54%

As of December 31, 1997 Bank only:
 Total Capital (to Risk Weighted Assets)                          21.26%
 Tier 1 Capital (to Risk Weighted Assets)                         20.04%
 Tier 1 Capital (to Average Assets)                               11.08%

As of December 31, 1996 Bank only:
 Total Capital (to Risk Weighted Assets)                          19.75%
 Tier 1 Capital (to Risk Weighted Assets)                         18.52%
 Tier l Capital (to Average Assets)                               10.92%

Maintaining  strong  capital is  essential  to bank safety and  soundness  which influences customer confidence, potential investors, regulators and shareholders. However, the effective management of capital requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meeting regulatory requirements and being consistent with prudent industry practices.

Disclosure relating to "Year 2000"

The "Year 2000 issue" refers to a wide variety of potential computer issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

The State of the Company's Readiness

The Company continues to address Year 2000 issues related to products and services, as well as the supporting infrastructure of systems, processes, facilities and vendor relationships. A company-wide Year 2000 ("Y2K") program has been implemented to determine Y2K issues and define a strategy to assure Y2K readiness. The Company is using a multi-phase approach to the Year 2000, which includes awareness, inventory, assessment, renovation, validation, implementation and post- implementation. The program as it relates to awareness, inventory and assessment is completed. The remainder of the Y2K program is scheduled to be completed by June 30, 1999, barring any unforeseen problems.

The Company has substantially completed the remediation of its network hardware, personal computers and operating systems. The server located in our branch in Salisbury, Connecticut is being upgraded. In December, 1998 the Bank received a new server for that office. It is our intention to utilize this server for several months, to test our "in-house mission critical" imaging system, before installing it at our branch office. There are two ATMs that require an upgrade in order to become Year 2000 compliant. These upgrades are scheduled to be completed in early first quarter of 1999. The Company continues to upgrade and test application software as vendors provide new releases.

The Company's mission critical systems are either in remediation (the Year 2000 project phase where hardware, systems and applications are fixed, upgraded or replaced to be Year 2000 ready) or testing (the phase in which Year 2000 remediation is validated). The Company has utilized both internal and external resources to remediate and test for Year 2000 readiness. The majority of the Company's systems requiring remediation have been modified or replaced. The Company plans to test the remaining systems by March 31, 1999.

The Company notes that it is critically dependent on certain unrelated third parties for the conduct of its business, such as telecommunications, energy providers, the Federal Reserve payment system and the automated clearinghouse system. Although the Company is monitoring these parties' progress and Year 2000 readiness, there are few, if any, alternatives for obtaining these services.

The Company utilizes several third-party service providers for its core applications. The service providers are making adequate progress in meeting their established goals for Year 2000 qualifications of their system and the related products utilized by the Company.

The Risks of the Company's Year 2000 Issues

Failure to resolve a material Year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations such as servicing depositors, processing transactions or originating and servicing loans. The Company plans to continue to work with third party service providers and business partners to ascertain their Year 2000 compliance status and to coordinate testing efforts. There can be no assurance that the computer systems of others on which the Company relies will be Year 2000 ready on a timely basis. In addition, failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer systems could have a material adverse effect on the Company.

The Company recognizes that from a customer standpoint, a Year 2000 problem could affect a borrower's ability to service debts if their direct operations, vendors or customers are impacted. Based on the Company's borrower assessment, in general, the loan portfolio appears to have low to medium risk elements associated with Year 2000. Management will continue to monitor these risks and will consider this risk in underwriting commercial credits through the year 1999.

 Management recognizes the Company's exposure to the risk of a liquidity crisis or financial losses stemming from the withdrawal of significant deposits or other sources of funds as the Year 2000 approaches. The Company has a Contingency Plan to identify and prioritize sources of liquidity. Based on the Company's analysis and given the Company's strong earnings record, high liquidity and strong capital position, management is of the opinion that Y2K liquidity risk should not have a significant impact on the Company.

The Company and the Bank are subject to examination and supervision by the Board of Governors of the Federal Reserve System, and both the FDIC and Connecticut Department of Banking, respectively. These agencies are actively examining the status of preparation of the institutions which they supervise for compliance with applicable laws and prudent industry practices, including those associated with preparation of the Year 2000. As regulated institutions, the Company and the Bank could be subject to formal and informal supervisory actions if preparation for the Year 2000 failed to satisfy regulatory requirements or prudent industry standards. As regulated institutions, banks and holding companies face greater regulatory and litigation risks for failure to adequately prepare for the Year 2000 than many companies in other industries. However, such risks are not considered by Management to be probable based upon the current level of preparation for the Year 2000 and the Company's plans to prepare for the Year 2000.

The Costs to Address the Company's Year 2000 Issues

Costs to modify computer systems have been, and will continue to be expensed as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company's budget for Y2K related expenses in 1999 is $50,000.

Although the Company does not specifically monitor the cost of internal resources diverted to the Year 2000 project, these costs have consumed, and can be expected to continue to consume, a substantial amount of time of key staff. Management will fund these Year 2000 costs from normal cash flow.

The Company's Contingency Plans

The Company has a Year 2000 business resumption plan that helps supplement the Company's comprehensive Disaster Recovery Policy and Program as a part of the Company's contingency planning. To further the Company's Disaster Recovery initiative, the Company has an auxiliary power generator in one of its branch locations. Management anticipates using this location as a provisional operations center during the duration of Year 2000 failure scenarios, if any. Management plans to re-deploy staff resources, as necessary during this period, to help assure manual completion of critical operational activities. The Company is in the process of testing the business resumption plan and expects to complete testing prior to June 30, 1999.

The Company has contingency plans for its mission critical systems and will refine these plans in 1999. However, there can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

Forward Looking Statements

Certain statements contained in this Annual Report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy.

Statement of Management's Responsibility

Management is responsible for the integrity and objectivity of the financial statements and other information appearing in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles applying estimates and Management's best judgment as required. To fulfill their responsibilities, Management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment of responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with Management's authorization and that the financial records are reliable for the purpose of preparing financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main components of market risk for the Company are equity price risk, credit risk, interest rate risk and liquidity risk.

With regard to equity price risk the Company's stock is traded on the American Stock Exchange and as a result the value of its common stock will change in a manner similar to price movements for example in the S&P 500 index. A discussion of credit risk, interest rate risk and liquidity risk can be found in Part II,
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Auditors' January 11, 1999............................F-1

Consolidated Balance Sheets at December 31, 1998
 and 1997 ..................................................................F-2

Consolidated Statements of Income for the Years Ended
 December 31, 1998, 1997 and 1996...........................................F-3

Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 1998, 1997 and 1996.......................F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997 and 1996...........................................F-6

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 1998, 1997 and 1996...............................F-8

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet at December 31, 1998.........................................F-23
 Statement of Income for the period August 24, 1998 to December 31, 1998....F-24
 Statement of Changes in Stockholders' Equity for the period
   August 24, 1998 to December 31, 1998.....................................F-25
 Statement of Cash Flows for the period August 24, 1998 to
   December 31, 1998 .......................................................F-26

                       SHATSWELL, MacLEOD & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 83 PINE STREET
                     WEST PEABODY, MASSACHUSETTS 01960-3635
                            TELEPHONE (978) 535-0206
                            FACSIMILE (978) 535-9908

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                           /s/SHATSWELL, MacLEOD & COMPANY, P.C.

                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 11, 1999

                                      SALISBURY BANCORP, INC. AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1998 AND 1997


                                                                                       1998           1997
                                                                                   ------------   ------------
ASSETS
Cash and due from banks ........................................................   $  5,525,258   $  7,180,643
Interest bearing demand deposits with other banks ..............................        409,344        166,947
Federal funds sold .............................................................      6,200,000      4,325,000
                                                                                   ------------   ------------
           Cash and cash equivalents ...........................................     12,134,602     11,672,590
Investments in available-for-sale securities (at fair value) ...................     78,655,408     47,511,291
Investments in held-to-maturity securities (fair values of $573,075 as of
   December 31, 1998 and $1,790,362 as of December 31, 1997) ...................        579,078      1,771,723
Federal Home Loan Bank stock, at cost ..........................................      2,056,000        833,300
Loans, net .....................................................................    119,142,785    116,691,065
Other real estate owned ........................................................        180,000        205,000
Premises and equipment .........................................................      2,399,607      2,707,458
Accrued interest receivable ....................................................      1,383,349      1,299,186
Other assets ...................................................................        695,391        741,207
                                                                                   ------------   ------------
           Total assets ........................................................   $217,226,220   $183,432,820
                                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ................................................................   $ 27,434,614   $ 26,497,015
Savings and NOW deposits .......................................................     64,885,607     67,445,595
Time deposits ..................................................................     60,830,923     62,230,844
                                                                                   ------------   ------------
           Total deposits ......................................................    153,151,144    156,173,454
Federal Home Loan Bank advances ................................................     41,119,806      5,496,975
Other liabilities ..............................................................      1,399,832      1,279,281
                                                                                   ------------   ------------
           Total liabilities ...................................................    195,670,782    162,949,710
                                                                                   ------------   ------------
Stockholders' equity:
   Common  stock,  par value $.10 per share in 1998 and $3.33 per share in
     1997; authorized 3,000,000 shares in 1998 and 500,000 shares in 1997;
     issued and outstanding, 1,556,286 shares in 1998 and 261,398 shares in 1997        155,629        870,451
   Paid-in capital .............................................................      4,882,027      4,543,265
   Retained earnings ...........................................................     16,160,547     14,772,805
   Accumulated other comprehensive income ......................................        357,235        296,589
                                                                                   ------------   ------------
           Total stockholders' equity ..........................................     21,555,438     20,483,110
                                                                                   ------------   ------------
           Total liabilities and stockholders' equity ..........................   $217,226,220   $183,432,820
                                                                                   ============   ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                                SALISBURY BANCORP, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF INCOME

                             Years Ended December 31, 1998, 1997 and 1996

                                                                    1998            1997           1996
                                                                ------------    ------------   ------------
Interest and dividend income:
   Interest and fees on loans ...............................   $  9,479,885    $  9,459,235   $  9,347,382
   Interest and dividends on securities:
     Taxable ................................................      2,971,296       2,413,960      2,012,107
     Tax-exempt .............................................        400,206         288,599        174,822
     Dividends on equity securities .........................         60,636          55,225         51,179
   Other interest ...........................................        449,329         407,263        488,825
                                                                ------------    ------------   ------------
         Total interest and dividend income .................     13,361,352      12,624,282     12,074,315
                                                                ------------    ------------   ------------
Interest expense:
   Interest on deposits .....................................      5,124,335       5,364,746      5,336,829
   Interest on Federal Home Loan Bank advances ..............        919,336         341,811        180,964
                                                                ------------    ------------   ------------
         Total interest expense .............................      6,043,671       5,706,557      5,517,793
                                                                ------------    ------------   ------------
         Net interest and dividend income ...................      7,317,681       6,917,725      6,556,522
Provision for loan losses ...................................        120,000          50,000        275,000
                                                                ------------    ------------   ------------
         Net interest and dividend income after provision for
           loan losses ......................................      7,197,681       6,867,725      6,281,522
                                                                ------------    ------------   ------------
Other income:
   Trust department income ..................................      1,031,255         934,163        751,951
   Service charges on deposit accounts ......................        347,188         251,733        277,714
   Securities gains, net ....................................          4,372          11,676
   Other income .............................................        387,217         300,544        390,924
                                                                ------------    ------------   ------------
         Total other income .................................      1,765,660       1,490,812      1,432,265
                                                                ------------    ------------   ------------

                                SALISBURY BANCORP, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF INCOME

                             Years Ended December 31, 1998, 1997 and 1996

                                                                    1998            1997           1996
                                                                ------------    ------------   ------------
Other expense:
   Salaries and employee benefits ...........................      2,631,604       2,399,275      2,375,438
   Occupancy expense ........................................        242,099         206,432        227,483
   Equipment expense ........................................        427,935         367,160        268,386
   Data processing ..........................................        251,175         257,301        307,933
   Insurance ................................................         95,503          87,289         72,242
   Provision for loss on other real estate owned ............         97,563
   Other real estate owned writedowns .......................         65,000
   Net cost (profit) of operation of other real estate owned         (52,196)         12,231          6,633
   Printing and stationery ..................................        137,889         137,698        170,824
   Legal expense ............................................        173,279         141,303         75,954
   Other expense ............................................      1,373,901       1,157,467        944,815
                                                                ------------    ------------   ------------
         Total other expense ................................      5,346,189       4,766,156      4,547,271
                                                                ------------    ------------   ------------
         Income before income taxes .........................      3,617,152       3,592,381      3,166,516
Income taxes ................................................      1,299,249       1,402,000      1,052,152
                                                                ------------    ------------   ------------
         Net income .........................................   $  2,317,903    $  2,190,381   $  2,114,364
                                                                ============    ============   ============

Earnings per common share ...................................   $       1.48    $       1.41   $       1.35
                                                                ============    ============   ============

Earnings per common share,
   assuming dilution ........................................   $       1.47    $       1.40   $       1.35
                                                                ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        SALISBURY BANCORP, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Years Ended December 31, 1998, 1997 and 1996


                                            Number                                                     Accumulated
                                              of                                                         Other
                                            Shares    Common      Paid-in      Retained    Treasury  Comprehensive
                                            Issued    Stock       Capital      Earnings      Stock       Income         Total
                                            ------    -----       -------      --------      -----       ------         -----
Balance, December 31, 1995                  263,975   $879,035  $4,690,860   $11,987,411   $            $47,382     $17,604,688
Comprehensive income:
   Net income                                                                  2,114,364
   Net change in unrealized holding gain
     on available-for-sale securities,
     net of tax effect of $25,606                                                                        35,961
       Comprehensive income                                                                                           2,150,325
Repurchase of common stock                                                                 (459,502)                   (459,502)
Retirement of fractional shares                  (8)       (33)       (492)                                                (525)
Dividends reinvested (2,760 shares
   from treasury)                                            9       6,125                  145,791                     151,925
Employee stock options exercised (1,116
   shares from treasury)                                           (13,092)                  58,880                      45,788
Dividends declared ($0.45 per share)                                                       (703,553)                   (703,553)
                                          ---------   --------  ----------   -----------   --------    --------    -----------
Balance, December 31, 1996                  263,967    879,011   4,683,401    13,398,222   (254,831)     83,343      18,789,146
Comprehensive income:
   Net income                                                                  2,190,381
   Net change in unrealized holding gain
     on available-for-sale securities, net of
     tax effect of $146,165                                                                             213,246
       Comprehensive income                                                                                           2,403,627
Repurchase of common stock                                                                 (184,668)                   (184,668)
Transfer treasury stock to reduce shares
   issued                                    (7,602)   (25,315)   (414,184)                 439,499
Sale of stock                                   499      1,662      25,113                                               26,775
Retirement of fractional shares                 (11)       (41)       (806)                                                (847)
Dividends reinvested                          2,256      7,512     153,774                                              161,286
Employee stock options exercised              2,289      7,622      95,967                                              103,589
Dividends declared ($0.52 per share)                                            (815,798)                              (815,798)
                                          ---------   --------  ----------   -----------   --------    --------    -----------
Balance, December 31, 1997                  261,398    870,451   4,543,265    14,772,805                 296,589     20,483,110

                                        SALISBURY BANCORP, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Years Ended December 31, 1998, 1997 and 1996
                                                       (Continued)


                                            Number                                                     Accumulated
                                              of                                                         Other
                                            Shares    Common      Paid-in      Retained    Treasury  Comprehensive
                                            Issued    Stock       Capital      Earnings      Stock       Income         Total
                                            ------    -----       -------      --------      -----       ------         -----
Comprehensive income:
   Net income                                                                  2,317,903
   Net change in unrealized holding gain
     on available-for-sale securities,
     net of tax effect                                                                                           60,646
       Comprehensive income                                                                                           2,378,549
Stock options exercised                       1,409      4,692      61,956                                               66,648
Formation of holding company, change in
   par value                              1,295,210   (707,185)    707,185
Repurchase of common stock                                                                 (463,972)                   (463,972)
Transfer treasury stock to reduce            (6,466)   (12,161)   (451,811)                 463,972
    shares issued
Retirement of fractional shares                (199)      (661)    (17,202)                                             (17,863)
Stock options exercised                       4,934        493      38,634                                               39,127
Dividends declared ($.60 per share)                                             (930,161)                              (930,161)
                                          ---------   --------  ----------   -----------   --------    --------    -----------
Balance, December 31, 1998                1,556,286   $155,629  $4,882,027   $16,160,547   $           $357,235    $21,555,438
                                          =========   ========  ==========  ============   ========    ========    ===========

                                        SALISBURY BANCORP, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Years Ended December 31, 1998, 1997 and 1996
                                                      (continued)

Reclassification disclosure for the year ended December 31, 1998:

Net unrealized gains on available-for-sale securities                                     $89,449
Less reclassification adjustment for realized gains or losses in net income                     0
   Other comprehensive income before income tax effect                                     89,449
Income tax expense                                                                        (28,803)
                                                                                          -------
     Other comprehensive income, net of tax                                               $60,646
                                                                                          =======

Accumulated other comprehensive income as of December 31, 1998, 1997 and 1996 consists of net unrealized holding gains on available-for-sale securities, net of taxes.




The accompanying notes are an integral part of these consolidated financial statements.

                                       SALISBURY BANCORP, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Years Ended December 31, 1998, 1997 and 1996

                                                                        1998             1997              1996
                                                                    ------------     ------------      ------------
Cash flows from operating activities:
   Net income                                                       $  2,317,903     $  2,190,381      $  2,114,364
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                         120,000           50,000           275,000
       Depreciation and amortization                                     249,396          263,999           171,260
       (Accretion) amortization of securities, net                       (23,117)          41,912            63,696
       Deferred tax expense (benefit)                                    (92,332)          28,042           130,110
       Securities gains, net                                                               (4,372)          (11,676)
       Increase in interest receivable                                   (84,163)        (197,016)          (17,447)
       Increase in interest payable                                       43,613           37,430             9,544
       (Increase) decrease in cash surrender value of insurance
         policies                                                        223,393           34,602          (102,175)
       (Increase) decrease in prepaid expenses                           (69,608)          15,491             8,496
       Increase in accrued expenses                                       43,133           45,235           100,637
       (Increase) decrease in other assets                                (2,369)          (2,362)            7,213
       Increase in other liabilities                                         364            2,683             1,664
       Gain on donation of other real estate owned                       (70,000)
       Donation of other real estate owned                               170,000
       Provision for losses on other real estate owned                                                       97,563
       Other real estate owned writedowns                                 65,000
       Payments received on other real estate owned                                                           8,000
       Change in unearned income                                          (5,718)         (22,372)           20,253
       (Gain) loss on sales of other real estate owned, net               10,581            2,000           (23,757)
       Increase (decrease) taxes payable                                 (99,352)         218,257          (389,316)
                                                                    ------------     ------------      ------------
   Net cash provided by operating activities                           2,796,724        2,703,910         2,463,429
                                                                    ------------     ------------      ------------

Cash flows from investing activities:
   Purchases of Federal Home Loan Bank stock                          (1,222,700)         (62,300)          (70,200)
   Purchases of available-for-sale securities                        (55,125,378)     (39,948,273)      (26,253,355)
   Proceeds from sales of available-for-sale securities                                13,911,038         4,778,391
   Proceeds from maturities of available-for-sale securities          24,096,304       10,886,961        19,089,290
   Proceeds from maturities of held-to-maturity securities             1,190,168        3,599,606         1,365,108
   Net increase in loans                                              (2,787,950)        (605,276)       (4,442,791)
   Other real estate owned expenses capitalized                                                              (2,000)
   Proceeds from sales of other real estate owned                        184,419          195,800           206,656
   Capital expenditures                                                  (81,545)        (353,888)         (381,404)
   Recoveries of loans previously charged-off                             26,948           38,320            53,180
                                                                    ------------     ------------      ------------
   Net cash used in investing activities                             (33,719,734)     (12,338,012)       (5,657,125)
                                                                    ------------     ------------      ------------

                                       SALISBURY BANCORP, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Years Ended December 31, 1998, 1997 and 1996
                                                    (continued)

                                                                         1998             1997              1996
                                                                     -----------      -----------       -----------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW and
     savings accounts                                                 (1,622,389)       5,827,039         7,346,168
   Net increase (decrease) in time deposits                           (1,399,921)         197,750        (5,837,848)
   Advances from Federal Home Loan Bank                               44,000,000        4,250,000         4,750,000
   Principal payments on advances from Federal Home Loan Bank         (8,377,169)      (3,279,883)         (223,142)
   Dividends paid                                                       (839,439)        (779,691)         (556,044)
   Issuance of common stock                                              105,775          264,875           197,713
   Net repurchase of common stock                                       (463,972)        (157,893)         (459,502)
   Retirement of fractional shares                                       (17,863)            (847)             (525)
                                                                     -----------      -----------       -----------

   Net cash provided by financing activities                          31,385,022        6,321,350         5,216,820
                                                                     -----------      -----------       -----------

Net increase (decrease) in cash and cash equivalents                     462,012       (3,312,752)        2,023,124
Cash and cash equivalents at beginning of year                        11,672,590       14,985,342        12,962,218
                                                                     -----------      -----------       -----------
Cash and cash equivalents at end of year                             $12,134,602      $11,672,590       $14,985,342
                                                                     ===========      ===========       ===========


Supplemental disclosures:
   Interest paid                                                      $6,000,058       $5,669,127        $5,508,249
   Income taxes paid                                                   1,490,933        1,155,701         1,601,206
   Transfer of loans to other real estate owned                          195,000          170,000           777,119
   Loans originated from sales of other real estate owned                                 173,200           688,000
   Other real estate owned transferred to loans                                                              60,000
   Premises transferred to other real estate owned                       140,000


The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - NATURE OF OPERATIONS

Salisbury Bancorp, Inc. (Company) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, with Salisbury Bank & Trust Company (Bank) as its wholly-owned subsidiary.

On August 24, 1998, the Company acquired all of the capital stock of the Bank pursuant to a plan of reorganization approved by the Bank's stockholders on June 27, 1998. The stockholders of the Bank became stockholders of the Company. Each share of common stock of the Bank was exchanged for six shares of common stock of the Company. The par value of the Bank's shares is $3.33 per share. The par value of the Company's shares is $.10 per share.

The Bank is a state chartered bank which was incorporated in 1874 and is headquartered in Lakeville, Connecticut. The Bank operates its business from three banking offices located in Connecticut. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential, real estate, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

         PERVASIVENESS OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiary, SBT Realty, Inc. SBT Realty, Inc. holds and manages bank owned real estate situated in New York state. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks and federal funds sold.

         Cash and due from banks as of December 31, 1998 includes $1,125,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

         SECURITIES:

         Investments in debt securities are adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of investment securities are computed on a specific identification basis.

         The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

               -- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

               -- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

               -- Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

         LOANS:

         Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances reduced by any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans.

         Interest on loans is recognized on a simple interest basis.

         Loan origination, commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

         Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

         ALLOWANCE FOR LOAN LOSSES:

         The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators.

         The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impaired loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

         The Company considers for impairment all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Company considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

         Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company reviews its loans for impairment on a loan-by-loan basis. The Company does not apply impairment to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Company may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

         PREMISES AND EQUIPMENT:

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets.

         OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

         Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets and subsequent writedowns are included in other expense.

         In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

         INCOME TAXES:

         The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

         FAIR VALUES OF FINANCIAL INSTRUMENTS:

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

         Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

         Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

         Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Federal Home Loan Bank Advances: Fair values for FHLB advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

         Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

         STOCK BASED COMPENSATION:

         Prior to 1996, the Company recognized stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25. As of January 1, 1996, the Company had the option, under SFAS No. 123, of changing its accounting method for stock-based compensation from the APB No. 25 method to the fair value method introduced in SFAS No. 123. The Company elected to continue using the APB No. 25 method. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123.

         EARNINGS PER SHARE:

         Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standards of computing earnings per share (EPS) previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

         The Company has computed and presented EPS for the years ended December 31, 1998 and 1997 in accordance with SFAS No. 128. Basic EPS as so computed does not differ materially from primary EPS that would have resulted if APB Opinion No. 15 had been applied. In accordance with SFAS No. 128, EPS data presented has been restated for the year ended December 31, 1996. Basic EPS so restated does not differ from primary EPS previously presented under APB Opinion No. 15.

         Fully diluted EPS is presented for 1997 but would not have been required if the APB criteria had still been in effect. Fully diluted EPS for 1996 is presented but was not required in previous years' financial statements under the APB No. 15 criteria then in effect.

NOTE 3 - SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                              Gross           Gross
                                                             Amortized      Unrealized      Unrealized
                                                                 Cost        Holding         Holding         Fair
                                                                Basis          Gains         Losses          Value
                                                             -----------      --------      --------      -----------
Available-for-sale securities:
   December 31, 1998:
     Equity securities                                       $    12,331      $104,141      $             $   116,472
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies              43,311,027       293,669        26,671       43,578,025
     Debt securities issued by states of the United States
       and political subdivisions of the states                9,292,443       296,179        35,505        9,553,117
     Mortgage-backed securities                               25,448,060        77,969       118,235       25,407,794
                                                             -----------      --------      --------      -----------
                                                             $78,063,861      $771,958      $180,411      $78,655,408
                                                             ===========      ========      ========      ===========

   December 31, 1997:
     Equity securities                                          $ 12,330      $111,017      $           $     123,347
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies              33,001,914       173,748           700       33,174,962
     Debt securities issued by states of the United States
       and political subdivisions of the states                6,806,263       176,857                      6,983,120
     Corporate debt securities                                    36,596            12                         36,608
     Mortgage-backed securities                                7,152,090        49,073         7,909        7,193,254
                                                             -----------      --------      --------      -----------
                                                             $47,009,193      $510,707     $   8,609      $47,511,291
                                                             ===========      ========     =========      ===========

                                                                              Gross           Gross
                                                             Amortized      Unrealized      Unrealized
                                                                 Cost        Holding         Holding         Fair
                                                                Basis          Gains         Losses          Value
                                                             -----------      --------      --------      -----------
Held-to-maturity securities:
   December 31, 1998:
     Debt securities issued by states of the United States
       and political subdivisions of the states              $    25,000      $     98     $              $    25,098
     Mortgage-backed securities                                  554,078                       6,101          547,977
                                                             -----------      --------     ---------      -----------
                                                             $   579,078      $     98     $   6,101      $   573,075
                                                             ===========      ========     =========      ===========

   December 31, 1997:
     Debt securities issued by states of the United States
       and political subdivisions of the states              $   857,058      $  8,038     $              $   865,096
     Mortgage-backed securities                                  914,665        10,601                        925,266
                                                             -----------      --------     ---------      -----------
                                                             $ 1,771,723      $ 18,639     $              $ 1,790,362
                                                             ===========      ========     =========      ===========

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1998:

                                                             Held-to-maturity                 Available-for-sale
                                                                  securities:                      securities:
                                                     ---------------------------      -----------------------------
                                                     Amortized                         Amortized
                                                        Cost             Fair             Cost             Fair
                                                        Basis            Value            Basis            Value
                                                      --------          --------      -----------       -----------
Debt securities other than mortgage-backed
  securities:
     Due within one year                              $                 $             $33,293,234       $33,383,925
     Due after one year through five years              25,000            25,098       11,282,124        11,492,630
     Due after five years through ten years                                             7,521,992         7,747,561
     Due after ten years                                                                  506,120           507,026
Mortgage-backed securities                             554,078           547,977       25,448,060        25,407,794
                                                      --------          --------      -----------       -----------
                                                      $579,078          $573,075      $78,051,530       $78,538,936
                                                      ========          ========      ===========       ===========

During 1998, there were no sales of available-for-sale securities. During 1997, proceeds from sales of available-for-sale securities amounted to $13,911,038. Gross realized gains and gross realized losses on those sales amounted to $23,140 and $18,768, respectively. During 1996, proceeds from sales of available-for-sale securities amounted to $4,778,391. Gross realized gains and gross realized losses on those sales amounted to $17,953 and $6,277, respectively.

There were no issuers of securities whose carrying amount exceeded 10% of stockholder's equity as of December 31, 1998.

A total carrying amount of $5,941,061 of debt securities was pledged to secure public deposits and for other purposes as required by law as of December 31, 1998.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                           1998          1997
                                                        ---------     ---------
                                                             (in thousands)
Commercial, financial and agricultural                  $  10,692     $  11,575
Real estate - construction and land development             3,392         4,203
Real estate - residential                                  80,451        77,336
Real estate - commercial                                   14,909        13,355
Consumer                                                   10,430        10,805
Other                                                         535           655
                                                        ---------     ---------
                                                          120,409       117,929
Allowance for loan losses                                  (1,260)       (1,226)
Unearned income                                                (6)          (12)
                                                        ---------     ---------
           Net loans                                    $ 119,143     $ 116,691
                                                        =========     =========

Loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impaired based on the terms specified by the restructuring agreement are as follows as of December 31:

                                                                                         1998        1997
                                                                                         ----        ----
Aggregate recorded investment                                                             $0       $763,858
Gross interest income that would have been recorded in the year if the loans had been current in accordance with their original terms and had been outstanding throughout the year or since
   origination                                                                             0         63,644
Interest income on the loans included in net income for the year                           0         57,023

Loans whose terms were modified are not included above, if, subsequent to restructuring, their effective interest rates were equal to or greater than the rate that the Bank was willing to accept for a new loan with comparable risk.

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 1998. Total loans to such persons and their companies amounted to $2,000,293 as of December 31, 1998. During 1998 advances of $353,337 were made and repayments totaled $305,609.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                                         1998             1997              1996
                                                                      ----------       ----------        ----------
Balance at beginning of period                                        $1,225,819       $1,241,807        $1,159,552
Provision for loan losses                                                120,000           50,000           275,000
Recoveries of loans previously charged off                                26,948           38,320            53,180
Loans charged off                                                       (112,279)        (104,308)         (245,925)
                                                                      ----------       ----------        ----------
Balance at end of period                                              $1,260,488       $1,225,819        $1,241,807
                                                                      ==========       ==========        ==========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                           1998                          1997
                                                                ---------------------------    -------------------------
                                                                Recorded        Related        Recorded       Related
                                                                Investment      Allowance      Investment     Allowance
                                                                In Impaired     For Credit     In Impaired    For Credit
                                                                Loans           Losses         Loans          Losses
                                                                -----------     ---------      -----------    ----------
Loans for which there is a related allowance for credit losses   $1,565,531      $250,253       $1,740,835      $276,026

Loans for which there is no related allowance for credit losses           0             0                0             0
                                                                 ----------      --------       ----------      --------

           Totals                                                $1,565,531      $250,253       $1,740,835      $276,026
                                                                 ==========      ========       ==========      ========

Average recorded investment in impaired loans during the
   year ended December 31                                        $1,611,963                     $1,526,563
                                                                 ==========                     ==========

Related amount of interest income recognized during the
    time, in the year ended December 31, that the
    loans were impaired
           Total recognized                                      $   59,242                     $   87,961
                                                                 ==========                     ==========
           Amount recognized using a cash-basis method of
              accounting                                         $        0                     $        0
                                                                 ==========                     ==========

NOTE 5 - ALLOWANCE FOR OTHER REAL ESTATE OWNED

Changes in the allowance for other real estate owned were as follows for the year ended December 31, 1996:

Balance at beginning of period                               $  24,000
Provision charged to operating expenses                         97,563
Charge-offs                                                   (121,563)
                                                             ---------
Balance at end of period                                     $       0
                                                             =========

There was no activity in the allowance for other real estate owned during 1998 and 1997.

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                      1998             1997
                                                   -----------      -----------
Land                                               $   293,194      $   433,194
Buildings                                            1,989,981        1,988,729
Furniture and equipment                              1,884,502        1,802,480
                                                   -----------      -----------
                                                     4,167,677        4,224,403
Accumulated depreciation and amortization           (1,768,070)      (1,516,945)
                                                   -----------      -----------
                                                   $ 2,399,607      $ 2,707,458
                                                   ===========      ===========

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts (including CDs), each with a minimum denomination of $100,000, was approximately $15,384,302 and $14,324,229 as of December 31, 1998 and 1997, respectively.

For time deposits as of December 31, 1998, the aggregate amount of maturities for years ended December 31, and thereafter are:

        1999                             $40,032,265
        2000                              13,136,635
        2001                               3,113,683
        2002                               1,738,914
        2003 and thereafter                2,809,426
                                         -----------
                                         $60,830,923
                                         ===========

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

Advances  consist of funds  borrowed  from the Federal  Home Loan Bank of Boston
(FHLB).

Maturities of advances from the Federal Home Loan Bank of Boston for the five fiscal years ending after December 31, 1998 and thereafter are summarized as follows:

                               INTEREST RATE RANGE                   AMOUNT
                               -------------------                   ------
    1999                           5.61% - 6.58%                  $11,407,827
    2000                           5.68% - 6.58%                    1,354,686
    2001                           5.38% - 6.58%                    4,353,547
    2002                           5.68% - 6.58%                    1,113,140
    2003                           5.68% - 6.58%                      993,295
    Thereafter                     4.18% - 6.45%                   21,897,311
                                                                  -----------
                                                                  $41,119,806
                                                                  ===========

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligations not otherwise pledged.

NOTE 9 - PENSION PLAN

The Company has an insured noncontributory defined benefit retirement plan available to all employees eligible as to age and length of service. Benefits are based on a covered employee's final average compensation, primary social security benefit and credited service. The Company makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                  1998           1997
                                                              -----------    -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                    $ 2,036,649    $ 1,967,430
   Actuarial gain (loss)                                          188,421        (51,107)
   Service cost                                                   111,513         90,327
   Interest cost                                                  174,076        149,021
   Benefits paid                                                 (102,945)      (119,022)
                                                              -----------    -----------
       Benefit obligation at end of year                        2,407,714      2,036,649
                                                              -----------    -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year     2,283,646      2,059,355
   Actual return on plan assets                                   395,755        282,093
   Employer contribution                                           69,097         61,220
   Benefits paid                                                 (102,945)      (119,022)
                                                              -----------    -----------
       Fair value of plan assets at end of year                 2,645,553      2,283,646
                                                              -----------    -----------

Funded status 237,839                                             246,997
Unrecognized net loss from actuarial experience                  (372,400)      (346,315)
Unrecognized prior service cost                                     8,943          9,835
Unamortized net asset existing at date of adoption of
   SFAS No. 87                                                     66,095         73,826
                                                              -----------    -----------
       Accrued benefit cost included in other liabilities     $   (59,523)   $   (15,657)
                                                              ===========    ===========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 6.0% for 1998, 1997 and 1996, respectively. The weighted-average expected long-term rate of return on assets was 8.0% for 1998, 1997 and 1996.

Components of net periodic benefit cost:

                                               1998         1997         1996
                                            ---------    ---------    ---------
Service cost                                $ 111,513    $  90,327    $  95,645
Interest cost on benefit obligation           174,076      149,021      143,170
Expected return on assets                    (181,249)    (162,668)    (146,756)
Amortization of prior service cost              8,623        8,623        8,623
                                            ---------    ---------    ---------
     Net periodic benefit cost              $ 112,963    $  85,303    $ 100,682
                                            =========    =========    =========

NOTE 10 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

                                          1998           1997           1996
                                      -----------     -----------    -----------
Current:
   Federal                            $ 1,034,773     $ 1,008,406    $   899,985
   State                                  356,808         365,552        311,905
   State tax refund                      (289,848)
                                                      -----------    -----------
                                        1,391,581       1,373,958        922,042
                                      -----------     -----------    -----------
Deferred:
   Federal                                (72,755)          6,794        105,015
   State                                  (19,577)         21,248         25,095
                                      -----------     -----------    -----------
                                          (92,332)         28,042        130,110
                                      -----------     -----------    -----------
     Total income tax expense         $ 1,299,249     $ 1,402,000    $ 1,052,152
                                      ===========     ===========    ===========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                        1998      1997      1996
                                                        % of      % of      % of
                                                       Income    Income    Income
                                                       ------    ------    ------
Federal income tax at statutory rate                    34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                    (3.8)     (2.7)     (2.8)
   Other items                                           (.5)       .6       1.1
State tax, net of federal tax benefit                    6.2       7.1       7.0
State tax refund                                        (6.1)
                                                        ----      ----      ----
                                                        35.9%     39.0%     33.2%
                                                        ====      ====      ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                             1998         1997
                                                          ---------    ---------
Deferred tax assets:
   Allowance for loan losses                              $ 299,507    $ 290,537
   Interest on non-performing loans                           3,483        4,898
   Accrued deferred compensation                             26,342       29,285
   Post retirement benefits                                   8,279        6,558
   Other real estate owned property writedown                25,938
   Deferred origination costs                                 5,752
   Accrued pensions                                          23,576        6,304
                                                          ---------    ---------
           Gross deferred tax assets                        392,877      337,582
                                                          ---------    ---------

Deferred tax liabilities:
   Deferred state tax refund                                (35,897)     (58,148)
   Accelerated depreciation                                (390,521)    (404,476)
   Discount accretion                                        (1,510)        (654)
   Net unrealized gain on available-for-sale securities    (234,312)    (205,509)
   OREO property writedown                                   (1,687)
                                                          ---------    ---------
           Gross deferred tax liabilities                  (662,240)    (670,474)
                                                          ---------    ---------
Net deferred tax liabilities                              $(269,363)   $(332,892)
                                                          =========    =========

Deferred tax assets as of December 31, 1998 and 1997 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1998, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 11 - FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income producing properties.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                               1998                                1997
                                                 -------------------------------    -------------------------------
                                                     Carrying          Fair             Carrying          Fair
                                                     Amount            Value             Amount           Value
                                                 -------------     -------------    -------------     -------------
Financial assets:
   Cash and cash equivalents                     $  12,134,602     $  12,134,602    $  11,672,590     $  11,672,590
   Available-for-sale securities                    78,655,408        78,655,408       47,511,291        47,511,291
   Held-to-maturity securities                         579,078           573,075        1,771,723         1,790,362
   Federal Home Loan Bank stock                      2,056,000         2,056,000          833,300           833,300
   Loans                                           119,142,785       120,152,000      116,691,065       117,327,000
   Accrued interest receivable                       1,383,349         1,383,349        1,299,186         1,299,186

Financial liabilities:
   Deposits                                        153,151,144       153,598,000      156,173,454       156,295,000
   Federal Home Loan Bank advances                  41,119,806        41,000,000        5,496,975         5,512,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                      1998              1997
                                                   -----------       -----------
Commitments to originate loans                     $ 6,501,105       $ 4,115,467
Standby letters of credit                               30,000            30,000
Unadvanced portions of loans:
   Home equity                                       6,322,988         5,540,649
   Commercial lines of credit                        5,830,971         6,300,446
   Construction                                      1,433,789           723,494
   Credit cards                                      3,737,896         2,855,645
                                                   -----------       -----------
                                                   $23,856,749       $19,565,701
                                                   ===========       ===========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in northwestern Connecticut and bordering New York and Massachusetts towns.

NOTE 13 - REGULATORY MATTERS

The Company and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                        Actual            Adequacy Purposes:       Action Provisions:
                                                  Amount      Ratio      Amount        Ratio      Amount       Ratio
                                                  ------      -----      ------        -----      ------       -----
                                                                      (Dollar amounts in thousands)
As of December 31, 1998:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $22,505    21.90%       $8,223        8.0%          N/A
     Salisbury Bank & Trust Company                 20,522    20.05         8,190        8.0       $10,237       10.0%

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   21,198    20.62         4,111        4.0           N/A
     Salisbury Bank & Trust Company                 19,215    18.77         4,095        4.0         6,142        6.0

   Tier 1 Capital (to Average Assets)
     Consolidated                                   21,198    10.42         8,138        4.0           N/A
     Salisbury Bank & Trust Company                 19,215     9.54         8,056        4.0        10,071        5.0

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                        Actual            Adequacy Purposes:       Action Provisions:
                                                  Amount      Ratio      Amount        Ratio      Amount       Ratio
                                                  ------      -----      ------        -----      ------       -----
                                                                      (Dollar amounts in thousands)
As of December 31, 1997 Bank only:
   Total Capital (to Risk Weighted Assets)         $21,412    21.26%       $8,059        8.0%      $10,074      >10.0%
   Tier 1 Capital (to Risk Weighted Assets)         20,186    20.04         4,029        4.0         6,044       >6.0
   Tier 1 Capital (to Average Assets)               20,186    11.08         7,290        4.0         9,113       >5.0

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Company's operating results and financial condition. The stockholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefore. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations, and other factors.

As of December 31, 1998 the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $11,254,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 14 - STOCK COMPENSATION PLAN

The Company has a fixed option, stock-based compensation plan, which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Compensation expense, as measured by APB Opinion 25, was immaterial for each of the three years in the three year period ended December 31, 1998. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1998             1997              1996
                                                           ----------       ----------        ----------
Net income                       As reported               $2,317,903       $2,190,381        $2,114,364
                                 Pro forma                 $2,317,903       $2,176,163        $2,100,927

Earnings per common share        As reported                   $1.48             $1.41            $1.35
                                 Pro forma                     $1.48             $1.40            $1.35

Earnings per common share,
   assuming dilution             As reported                   $1.47             $1.40            $1.35
                                 Pro forma                     $1.47             $1.39            $1.34

Under the Employee Stock Purchase Plan, the Company may grant options to its eligible employees for up to 25,000 shares of common stock. Each employee of the Company is eligible to become a participant in the Plan following the completion of one year of service. Under the plan, the exercise price of each option equals not less than 85% of the market price of the Company's stock on the date of grant and an option's maximum term is two years. Options are exercisable at the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 4 percent for each year; expected volatility of 10 percent for 1997 and 5 percent for 1996; risk-free interest rates of 5.62 and 4.96 percent, respectively; expected life of 1 year for each year and estimated forfeiture rate of 55 percent for each year.

A summary of the status of the Company's fixed stock option plan as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                       1998                           1997                           1996
                             ---------------------------    ---------------------------   -------------------------
                                        Weighted-Average               Weighted-Average            Weighted-Average
                             Shares      Exercise Price     Shares      Exercise Price    Shares    Exercise Price
                             ------      --------------     ------      --------------    ------    --------------
Outstanding at beginning
   of year                    26,850         $7.68          39,660         $7.03           44,082         $6.60
Granted                                                     21,420          7.93           23,178          7.23
Exercised                    (13,388)         7.85         (13,734)         7.34           (6,696)         6.69
Forfeited                     (9,042)         7.31         (20,496)        (6.92)         (20,904)         6.39
                               -----         -----          ------         -----           ------         -----
Outstanding at end of year     4,420         $7.93          26,850         $7.68           39,660         $7.03
                               =====                        ======                         ======

Options exercisable at
   year-end                    4,420                        26,850                         39,660
Weighted-average fair value
   of options granted during
   the year                      N/A                         $1.48                          $1.29

The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                                   Options Outstanding and Exercisable
                                      ----------------------------------------------------------------
                                          Number             Weighted-Average
                                        Outstanding             Remaining            Weighted-Average
         Exercise Prices              as of 12/31/98         Contractual Life         Exercise Price
         ---------------              --------------         ----------------         --------------
              $7.93                       4,420                  1 Month                   $7.93

The earnings per share data, numbers of options and option prices per share shown in this note have been adjusted to reflect the six-for-one stock exchange described in Note 1.

NOTE 15 - EARNINGS PER SHARE (EPS)

The earnings per share and dividends per share computations for 1997 and 1996 have been restated to reflect the six-for-one stock exchange described in Note 1.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                           Income             Shares      Per-Share
                                                                       (Numerator)      (Denominator)       Amount
                                                                       -----------      -------------       ------
Year ended December 31, 1998
   Basic EPS
     Net income and income available to common stockholders              $2,317,903        1,570,445         $1.48
     Effect of dilutive securities, options                                                    7,937
                                                                         ----------        ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,317,903        1,578,382         $1.47
                                                                         ==========        =========

Year ended December 31, 1997
   Basic EPS
     Net income and income available to common stockholders              $2,190,381        1,556,010         $1.41
     Effect of dilutive securities, options                                                   11,496
                                                                         ----------        ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,190,381        1,567,506         $1.40
                                                                         ==========        =========

                                                                           Income             Shares      Per-Share
                                                                       (Numerator)      (Denominator)       Amount
                                                                       -----------      -------------       ------
Year ended December 31, 1996
   Basic EPS
     Net income and income available to common stockholders              $2,114,364        1,560,546         $1.35
     Effect of dilutive securities, options                                                   10,230
                                                                         ----------        ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,114,364        1,570,776         $1.35
                                                                         ==========        =========

NOTE 16 - RECLASSIFICATION

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation including the reclassification of treasury stock purchases after December 31, 1996 as reductions in the number of shares of common stock issued rather than as separate components of stockholders' equity. This reclassification was made to conform to Connecticut law.

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements are for Salisbury Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the Consolidated Financial Statements of Salisbury Bancorp, Inc. and Subsidiary.

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                                  BALANCE SHEET

                                December 31, 1998

ASSETS
Cash in bank                                                           $     57,288
Investments in available-for-sale securities (at fair value)              2,341,425
Investment in subsidiary                                                 19,571,849
Other assets                                                                  5,660
                                                                       ------------
           Total assets                                                $ 21,976,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                                      $    420,197
Other liabilities                                                               587
                                                                       ------------
           Total liabilities                                                420,784
Stockholders' equity:
   Common stock, $.10 per share, authorized 3,000,000 shares; issued
     and outstanding 1,556,286 shares                                       155,629
   Paid-in capital                                                       21,125,986
   Retained earnings (accumulated deficit)                                  (83,412)
   Accumulated other comprehensive income                                   357,235
                                                                       ------------
           Total stockholders' equity                                    21,555,438
                                                                       ------------
           Total liabilities and stockholders' equity                  $ 21,976,222
                                                                       ============

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                               STATEMENT OF INCOME

               For the Period August 24, 1998 to December 31, 1998
Dividend income from subsidiary                                                $ 2,725,000
Taxable interest on securities                                                      19,110
                                                                                 2,744,110

Legal expense 70,816
Formation expense                                                                   51,320
Supplies and printing                                                                4,349
Other expense                                                                       23,462
                                                                               -----------
                                                                                   149,947
Income before income tax benefit and equity in undistributed net loss
   of subsidiary                                                                 2,594,163
Income tax benefit                                                                   5,164
                                                                               -----------
Income before equity in undistributed net loss of subsidiary                     2,599,327
Equity in undistributed net loss of subsidiary (the excess of dividends from
   subsidiary over net income of subsidiary)                                    (2,091,533)
                                                                               -----------

Net income                                                                     $   507,794
                                                                               ===========


                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period August 24, 1998 to December 31, 1998

                                                                       Retained       Accumulated
                                                                       Earnings         Other
                                         Common         Paid-in    (Accumulated     Comprehensive
                                           Stock        Capital       Deficit)         Income          Total
                                          --------    -----------    ---------        --------      -----------
Formation of holding company              $155,426    $21,150,862    $                $236,011      $21,542,299
Comprehensive income:
   Net income                                                          507,794
   Net change in unrealized holding gain
     on available-for-sale securities, net
     of tax effect:
       Parent only                                                                         140
       Subsidiary                                                                      121,084
   Comprehensive income                                                                                 629,018
Stock options exercised                        493         38,634                                        39,127
Repurchase of common stock                    (290)       (63,510)                                      (63,800)
Dividends declared                                                    (591,206)                        (591,206)
                                          --------    -----------    ---------        --------      -----------
Balance, December 31, 1998                $155,629    $21,125,986    $ (83,412)       $357,235      $21,555,438
                                          ========    ===========    =========        ========      ===========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                             STATEMENT OF CASH FLOWS

               For the Period August 24, 1998 to December 31, 1998

Cash flows from operating activities:
   Net income                                                              $   507,794
   Adjustments to reconcile net income to net cash provided by operating activities:
     Undistributed loss of subsidiary                                        2,091,533
     Deferred tax benefit                                                       (5,751)
     Accretion of securities                                                   (19,110)
     Increase in taxes payable                                                     587
                                                                           -----------

   Net cash provided by operating activities                                 2,575,053
                                                                           -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                               (2,322,083)

   Net cash used in investing activities                                    (2,322,083)
                                                                           -----------

Cash flows from financing activities:
   Issuance of common stock                                                     39,127
   Net repurchase of common stock                                              (63,800)
   Dividends paid                                                             (171,009)
                                                                           -----------

   Net cash used in financing activities                                      (195,682)
                                                                           -----------

Net increase in cash and cash equivalents                                       57,288
Cash and cash equivalents at beginning of year
Cash and cash equivalents at end of year                                   $    57,288
                                                                           ===========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, the Company and the Bank have had no changes in or disagreements with its independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT OF THE COMPANY

The following table sets forth the name and age of each Executive Officer, his principal occupation for the last five years and the year in which he was first appointed an Executive Officer of the Company.

                                                                 EXECUTIVE
                                                                 OFFICE OF THE
NAME                       AGE         POSITION                  COMPANY SINCE:
----                       ---         --------                  --------------
John F. Perotti            52          President and Chief            1998 (1)
                                       Executive Officer

Craig E. Toensing          61          Secretary                      1998 (2)

John F. Foley              48          Chief Financial Officer        1998 (3)

(1) Mr. Perotti is the President and Chief Executive Officer of the Bank and has been an Executive Officer of the Bank since 1982.

(2) Mr. Toensing is the Senior Vice President and Trust Officer of the Bank and has been an Executive Officer of the Bank since 1982.

(3) Mr. Foley is Vice President, Comptroller and Principal Financial Officer of the Bank and has been an Executive Officer of the Bank since 1986.

Board of Directors

The Certificate of Incorporation and Bylaws of the Company provide for a Board of Directors of not less than seven (7) members, as determined from time to time by resolution of the Board of Directors. The Board of Directors of the Company is divided into three (3) classes as nearly equal in number as possible. Classes of directors serve for staggered three (3) year terms. A successor class is to be elected at each annual meeting of shareholders. When the terms of office of the members of one class expire vacant directorships may be filled, until the expiration of the term of the vacated directorship, by the vote of a majority of the directors then in office. The Company does not have a nominating committee but has a prescribed procedure for shareholders to make a nomination set forth in the Company's Bylaws.

The following table sets forth certain information, as of February 28, 1999 with respect to the directors of the Company.

                                              Position Held              Director         Term
    Name                        Age           with the Company           Since            Expiring
    ----                        ---           ----------------           -----            --------
John R. H. Blum                 69            Director                   1998             1999

Louise F. Brown                 55            Director                   1998             1999

Gordon C. Johnson               64            Director                   1998             2000

Holly J. Nelson                 45            Director                   1998             2000

John E. Rogers                  69            Director                   1998             2000

Walter C. Shannon, Jr.          63            Director                   1998             2000

John F. Perotti                 52            President, CEO,            1998             2001
                                              and Director

Craig E. Toensing               61            Secretary and              1998             2001
                                              Director

Michael A. Varet                57            Director                   1998             2001

Presented below is additional information concerning the directors of the Company. Unless otherwise stated, all directors have held the positions described for at least five (5) years.

John R. H. Blum is an attorney in private practice and former Commissioner of Agriculture for the State of Connecticut. He has been a director of the Bank since 1995 and was elected Chairman of the Board of Directors of the Company and the Bank in 1998.

Louise F. Brown has been a director of the Bank since 1992 and is a partner at the Sharon office in the law firm of Gager & Peterson.

Gordon C. Johnson has been a director of the Bank since 1994 and is a Doctor of Veterinary Medicine.

Holly J. Nelson has been a director of the Bank since 1995 and is a partner in the store Oblong Books and Music, LLC.

John E. Rogers has been a director of the Bank since 1964 and retired as Chairman of the Board of the Bank in 1984. He also served as President of the Bank from 1969 to 1981.

Walter C. Shannon, Jr. is President of Wagner McNeil, Inc., President of William
J. Cole Agency, Inc. and President of DBI, Inc. He has been a director of the Bank since 1993.

John F. Perotti is President and Chief Executive Officer of the Company and the Bank. Prior to that he served as Executive Vice President and Chief Operating Office of the Bank, and prior to that he was Vice President and Treasurer of the Bank. He has been a director of the Bank since 1985.

Craig E. Toensing has been a director of the Bank since 1995 and is Senior Vice President and Trust Officer of the Bank.

Michael A. Varet has been a partner in the law firm of Piper and Marbury, L.L.P. since 1995. Prior to 1995, Mr. Varet was a member and Chairman of Varet & Fink, P.C., formerly Milgrim, Thomajan & Lee, P.C. Mr. Varet has been a director of the Bank since 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of the Company's Common Stock. Executive officers, directors and any shareholders owning greater than ten percent (10%) of the Company's Common Stock are required by the SEC's regulations to furnish the Company with copies of all such reports that they file.

Based solely on a review of copies of reports filed with the SEC since August 24, 1998 and of written representations by certain executive officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Fees

During 1998, Directors received $300 for each Board of Directors meeting attended and $100 for each committee meeting attended. Beginning January 1999, each Director will receive an annual retainer of $2,000 and $500 for each Board of Directors meeting attended and $200 for each committee meeting attended. Directors Perotti and Toensing received no additional compensation for their services as members of any board committee during 1998. Beginning January 1999, Directors Perotti and Toensing will receive no additional compensation for their services as members of the Board of Directors or as members of any board committee.

The following table provides certain information regarding the compensation paid to certain executive officers of the Company for services rendered in all capacities during the fiscal years ended December 31, 1998, 1997 and 1996. No other current executive officer of the Company received cash compensation in excess of $100,000.

                                                                                 Summary Compensation Table

                                                                              Annual              Long-Term
                                                                        Compensation            Compensation
                                                                                           Securities Underlying
                                                                                                  Options/                All Other
Name and Principal                                                                                 SAR's                Compensation
        Position                        Year          Salary($)          Bonus($)                 (#) (1)                  ($) (2)
------------------------------------------------------------------------------------------------------------------------------------
      John F. Perotti                   1998          $141,984           $19,700                    ---                   $4,500(3)
       President and                    1997           135,864            25,092                   1,710                   6,000(3)
Chief Executive Officer                 1996           128,760             3,247                   1,782                   3,900(3)

     Craig E. Toensing                  1998          $104,856           $15,249                    ---                   $4,500(3)
Secretary of the Company                1997           100,320            19,297                   1,266                   5,700(3)
  Senior Vice President                 1996            96,000             2,435                   1,344                   3,300(3)
and Trust Officer of the Bank

(1) The number of shares presented represent options to acquire shares of common stock of the Company.

(2) Compensation above does not include accrual of benefits under the Bank's defined pension plan or supplemental arrangements described below.

(3)  Directors fees paid.


In 1988, the Bank adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986 for the benefit of its eligible employees. It was designed to provide employees with an opportunity to have a stake in the long term future of the Bank by purchasing its stock. Under the plan, the Bank could grant options to employees and the Bank received no cash payments in connection with the grant of options under the plan. The grant of stock options could be made to all employees who had completed one year of service. The exercise price of the options on the date of the grant was equal to 85% of the fair market value of the stock on the date of the grant. All employees granted options had the same rights and privileges. Each option provided that the employee could purchase a number of shares of Common Stock for an aggregate purchase price equal to a percentage of compensation as determined by the Compensation Committee (which was uniform for all employees and could not exceed 10%). The Employee Stock Purchase Plan was terminated effective December 31, 1997.

              Aggregated Options/SAR Exercises in Last Fiscal Year

                                Shares Acquired               Value Realized
    Name                        on Exercise (#) (1)              ($) (2)
    ----                        -------------------           --------------

John F. Perotti                         1,710                 $    2,349.00

Craig E. Toensing                       1,266                 $    1,772.40



(1) The number of shares presented represent options to acquire shares of common stock of the Company.

(2) Value realized is the difference between the fair market value of the Company's common stock on the date exercised and the exercise price of the options exercised.

Insurance

In addition to the cash compensation paid to the executive officers of the Company and the Bank, the executive officers receive group life, health, hospitalization and medical insurance coverage. However, these plans do not discriminate in scope, terms or operation, in favor of officers or directors of the Company and the Bank and are available generally to all full-time employees.

Pension Plan

The Company maintains a non-contributory defined pension plan for officers and other salaried employees of the Bank who become participants after attaining age 21 and completing one year of service. Pension benefits are based upon average base salary (determined as of each January 1st) during the highest five consecutive years of service prior to attaining normal retirement date. The amount of annual benefit is fifty percent (50%) of average base salary less fifty percent (50%) of the primary Social Security benefit, pro rated for less than 25 years of service, plus one-half of one percent (.5%) of average base salary for each of up to ten additional years of service. This benefit formula may be modified to conform with recent changes in the pension laws.

The present average base salary and years of service to date of Messrs. Perotti and Toensing are: Mr. Perotti: $141,507; 26 years; Mr. Toensing: $106,481; 18 years. The following table shows estimated annual retirement benefits payable at normal retirement date as a straight life annuity for various average base salary and service categories before the offset of a portion of the primary Social Security benefit.

Average
Base Salary                   Estimated Annual Retirement Benefit With
at Retirement                 Years of Service at Retirement Indicated
-------------                 ----------------------------------------

                   10 Years          20 Years        25 Years       35 Years
                   --------          --------        --------       --------

$80,000             $16,000           $32,000         $40,000         $44,000

 90,000              18,000            36,000          45,000          49,500

100,000              20,000            40,000          50,000          55,000

110,000              22,000            44,000          55,000          60,500

120,000              24,000            48,000          60,000          66,000

130,000              26,000            52,000          65,000          71,500

140,000              28,000            56,000          70,000          77,000

150,000              30,000            60,000          75,000          82,500

160,000              32,000            64,000          80,000          88,000

Supplemental Retirement Arrangements

In 1994, the Bank entered into a supplemental retirement arrangement (the "Supplemental Retirement Agreement") with John F. Perotti. Following disability or retirement at the earlier of the age of 65, or after thirty (30) years of service to the Bank, Mr. Perotti will receive monthly payments of $1,250 (increased by 5% per year or greater to reflect increases in the cost of living index) for a period of ten (10) years. These payments are in addition to any payments under the Bank's retirement plan. The Supplemental Retirement Agreement includes provisions which would prevent Mr. Perotti from working for a competitor in the proximity of the Bank.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information as of February 28, 1999 regarding the number of shares of Common Stock beneficially owned by each director and officer and by all directors and officers as a group.

                            Number of Shares (1)       Percentage of Class (2)
                            --------------------       -----------------------

John R. H. Blum                   15,336 (3)                1.02%

Louise F. Brown                    4,224 (4)                 .28%

John F. Foley                      3,696 (5)                 .25%

Gordon C. Johnson                  1,002 (6)                 .07%

Holly J. Nelson                      798 (7)                 .05%

John F. Perotti                  10,642 (8)                  .71%

John E. Rogers                   28,770 (9)                 1.91%

Walter C. Shannon, Jr.             3,444 (10)                .23%

Craig E. Toensing                  3,000 (11)                .20%

Michael A. Varet              65,646 (12)                   4.35%
                              ----------                    -----

All Directors and Officers       136,558                    9.07%
as a group of (10 persons)

(1) The shareholdings also include, in certain cases, shares owned by or in trust for a director's spouse and/or his children or grandchildren, and in which all beneficial interest has been disclaimed by the director.

(2) Percentages are based upon the 1,509,792 shares of the Bank's Common Stock outstanding and entitled to vote on February 28, 1999. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(3)  Includes 2,100 shares owned by John R. H. Blum's wife.

(4) Includes 2,136 shares owned by Louise F. Brown as custodian for her children.

(5) Includes 1,518 shares owned jointly by John F. Foley and his wife and 66 shares owned by John F. Foley as custodian for his children.

(6) Includes 660 shares owned by Gordon C. Johnson's wife and for which Mr. Johnson has disclaimed beneficial ownership.

(7)  Includes 6 shares owned by Holly J. Nelson as guardian for a minor child.

(8) Includes 9,514 shares owned jointly by John F. Perotti and his wife and 1,128 shares in trust for his children.

(9)  Includes 11,370 shares owned by John E. Rogers' wife.

(10) All shares are owned individually by Walter C. Shannon, Jr.

(11) Includes 42 shares owned by Craig E. Toensing as custodian for his son.

(12) Includes 18,540 shares owned by Michael A. Varet's wife, 6,186 shares owned by his son and 12,360 shares as custodian for his children for which Mr. Varet has disclaimed beneficial ownership.

Principal Shareholders of the Company

As of February 28, 1999, management was not aware of any person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act) who owns beneficially more than 5% of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John R. H. Blum is Chairman of the Board of Directors and an attorney engaged in the private practice of law who represented the Company during 1998 and which the Company proposes to engage in 1999 in connection with certain legal matters.

Louise F. Brown is a director of the Company and a partner in the law firm of Gager & Peterson, which represented the Company during 1998 and which the Company proposes to engage in 1999 in connection with certain legal matters.

Walter C. Shannon, Jr. is a director of the Company and the President of Wagner McNeil, Inc. which serves as the insurance agent for many of the Company's insurance needs.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders of the Company, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and such loans did not involve more than the normal risk of collectability or present other unfavorable features. Since January 1, 1998, the highest aggregate outstanding principal amount of all loans extended by the Bank to the Company's directors, executive officers and all associates of such persons as a group was $2,029,564 or an aggregate principal amount equal to 9.13% of the equity capital accounts of the Bank.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K

               (a) The following documents are filed as part of this report on Form l0-K.

               1.  Financial Statements:
                    The financial statements filed as part of this report are listed in the index appearing at Item 8.

               2.  Financial Statement Schedules:
                    Such schedules are omitted because they are inapplicable or the information is included in the consolidated financial statements or notes thereto.

               3. Exhibits Required by Item 601 of Regulation S-K:

                   Exhibit No.  Description
                   -----------  -----------

                   2.1          Agreement and Plan of Reorganization dated as of April 22, 1998, by and between Salisbury Bancorp, Inc. and Salisbury Bank and Trust
                                Company.(1)

                   3.1          Certificate of Incorporation of Salisbury Bancorp, Inc.(2)

                   3.2          Bylaws of Salisbury Bancorp, Inc.(3)

                   10.          Pension Supplement Agreement with John F. Perotti.(4)

                   21.          Subsidiaries of the Company, page 44

                   27. Financial Data Schedule

               (b) CURRENT REPORTS: The following reports on Form 8-K were filed during the fourth quarter of the 1998 fiscal year:

               1. On December 18, 1998 the Company filed a Form 8-K reporting the declaration of an $.11 per share quarterly cash dividend and a $.16 per share special cash dividend.

               2. On December 18, 1998 the Company filed a Form 8-K announcing a stock repurchase program to acquire up to approximately 10% of the outstanding common stock of the Company.

               (1) Exhibit was filed on April 23, 1998 as Exhibit 2.1 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

               (2) Exhibit was filed on April 23, 1998 as Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

               (3) Exhibit was filed on April 23, 1998 as Exhibit 3.2 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

               (4) Exhibit was filed on April 23, 1998 as Exhibit 10 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 24, 1999.

                                            SALISBURY BANCORP, INC.

                                            By:   /s/ John F. Perotti
                                                  ------------------------
                                                  John F. Perotti
                                                  President and
                                                  Chief Executive Officer

                                            By:   /s/ John F. Foley
                                                  ------------------------
                                                  John F. Foley
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                     Title                               Date
---------                                     -----                               ----
 /s/ John F. Perotti                          President,                     March 24, 1999
--------------------------------
 (John F. Perotti)                            Chief Executive Officer
                                              and Director

  /s/ John R. H. Blum                         Director                       March 24, 1999
-----------------------------
(John R. H. Blum)

 /s/ Louise F. Brown                          Director                       March 24, 1999
-----------------------------
(Louise F. Brown)

 /s/ Gordon C. Johnson                        Director                       March 24, 1999
-----------------------------
(Gordon C. Johnson)

 /s/ Holly J. Nelson                          Director                       March 24, 1999
-----------------------------
(Holly J. Nelson)

 /s/ John E. Rogers                           Director                       March 24, 1999
-----------------------------
(John E. Rogers)

 /s/ Walter C. Shannon, Jr.                   Director                       March 24, 1999
-----------------------------
(Walter C. Shannon, Jr.)

 /s/ Craig E. Toensing                        Director                       March 24, 1999
-----------------------------
(Craig E. Toensing)

 /s/ Michael A. Varet                         Director                       March 24, 1999
-----------------------------
(Michael A. Varet)