Form 10-Q
period 1999-03-31
SALISBURY BANCORP INC
filed 1999-05-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from             to

                         Commission file number 1-14854

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Connecticut                                        06-1514263
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization                             Identification No.)

5 Bissell Street Lakeville Connecticut                            06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code           (860) 435-9801
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

                      Yes     [   ]         No     [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of
common stock, as of April 30, 1999           1,509,542

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets --March 31, 1999
         (unaudited) and December 31, 1998                               4

         Consolidated Statements of Income -- three months
         ended March 31, 1999 and 1998   (unaudited)                     5

         Consolidated Statements of Cash Flows -- three months
         ended March 31, 1999 and  1998  (unaudited)                     6


         Notes to Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

Item 3. Quantitative and Qualitative Disclosures About Market Risk      18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              19

Item 2.  Changes in Securities and Use of Proceeds                      19

Item 3.  Defaults Upon Senior Securities                                19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 5.  Other Information                                              19

Item 6.  Exhibits and Reports on Form 8-K                               19

         Signatures                                                     20

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             SALISBURY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (amount in thousands, except per share data)

                                                       MARCH 31      DECEMBER 31
                                                         1999            1998
                                                        ---------      ---------
                                                      (unaudited)
ASSETS
   Cash & due from banks:
   Non-Interest Bearing                                 $   4,128      $   5,525
   Interest Bearing                                           950            409
   Federal funds sold                                       6,100          6,200
                                                        ---------      ---------
         Cash and cash equivalents                         11,178         12,134
   Investment Securities:
      Held to maturity securities                             576            579
      Available-for-sale securities                        66,352         78,655
   Federal Home Loan Bank stock, at cost                    2,056          2,056
   Loans:
      Commercial, financial and agricultural               10,977         10,692
      Real estate-construction and land development         3,780          3,392
      Real estate-residential                              80,181         80,451
      Real estate-commercial                               16,341         14,909
      Consumer                                             10,023         10,430
      Other                                                   476            535
      Allowance for loan losses                            (1,258)        (1,260)
      Unearned income                                          (6)            (6)
                                                        ---------      ---------
         Net loans                                        120,514        119,143

   Bank premises & equipment                                2,388          2,400
   Other real estate owned                                    180            180
   Accrued interest receivable                              1,300          1,383
   Other assets                                               547            696
                                                        ---------      ---------
         Total Assets                                   $ 205,091      $ 217,226
                                                        =========      =========

LIABILITIES
   Deposits:
   Demand                                               $  26,762      $  27,435
   Savings & NOW                                           30,165         32,519
   Money Market                                            35,043         32,367
   Time                                                    60,483         60,830
                                                        ---------      ---------
         Total Deposits                                   152,453        153,151
   Federal Home Loan Bank advances                         30,741         41,120
   Other liabilities                                        1,204          1,400
                                                        ---------      ---------
         Total Liabilities                              $ 184,398      $ 195,671

                             SALISBURY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (amount in thousands, except per share data)

                                                        MARCH 31      DECEMBER 31
                                                          1999            1998
                                                        ---------      ---------
                                                      (unaudited)
Shareholders' equity:
   Common stock, par value $.10 per share;
   Authorized 3,000,000 shares
   Issued and outstanding shares: 1,509,792                   151
   Authorized not issued shares: 1,490,208
   Common stock, par value $.10 per share;
   Issued and outstanding shares: 1,556,286                                  156
   Authorized not issued shares: 1,443,714
Additional paid-in capital                                  3,891          4,882
Retained earnings                                          16,616         16,160
Accumulated other comprehensive income                         35            357
                                                        ---------      ---------
         Total Shareholders' Equity                        20,693         21,555
                                                        ---------      ---------
         Total Liabilities and Shareholders' Equity     $ 205,091      $ 217,226
                                                        =========      =========



                             SALISBURY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (amount in thousands, except per share data)
                             March 31, 1999 and 1998
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31
                                                              --------------------
                                                               1999         1998
                                                              -------      -------
Interest and dividend income:
   Interest and fees on loans                                 $ 2,337      $ 2,371
   Interest and dividends on securities:
   Taxable                                                        940          689
   Tax-exempt                                                     125           99
   Dividends on equity securities                                  22           15
   Other interest                                                  63           92
                                                              -------      -------
         Total interest and dividend income                     3,487        3,266
 Interest expense:
 Interest on deposits                                           1,194        1,293
 Interest on Federal Home Loan Bank advances                      438          119
                                                              -------      -------
         Total interest expense                                 1,632        1,412
                                                              -------      -------
         Net interest and dividend income                       1,855        1,854
Provision for loan losses                                          30           30
                                                              -------      -------
         Net interest and dividend income after provision
               for loan losses                                  1,825        1,824
                                                              -------      -------
Other income:
   Trust department income                                        300          248
   Service charges on deposit accounts                            101          109
   Other income                                                    76           46
                                                              -------      -------
         Total other income                                       477          403
                                                              -------      -------

                             SALISBURY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (amount in thousands, except per share data)
                             March 31, 1999 and 1998
                                   (unaudited)
                                   (continued)

                                                               Three Months Ended
                                                                    March 31
                                                              --------------------
                                                               1999         1998
                                                              -------      -------
Other expense:
   Salaries and employee benefits                                 677          648
   Occupancy expense                                               71           57
   Equipment expense                                              118          108
   Data processing                                                 76           77
   Legal                                                           36           50
   Net cost of operation of other real estate owned                (1)           2
   Other expense                                                  338          321
                                                              -------      -------
         Total other expense                                    1,315        1,263
                                                              -------      -------
         Income before income taxes                               987          964
Income taxes                                                      350          344
                                                              -------      -------
         Net income                                           $   637      $   620
                                                              =======      =======

Earnings per common share outstanding                         $   .42      $   .40
                                                              =======      =======

Earnings per common share outstanding,
 assuming dilution                                            $   .42      $   .39
                                                              =======      =======

                                        5

                                  SALISBURY BANCORP, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)
                        Three months ended March 31, 1999 and 1998
                                        (unaudited)

                                                                     1999          1998
                                                                   --------      --------
Cash flows from operating activities:
   Net income                                                      $    637      $    620
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                       30            30
         Depreciation and amortization                                   38           132
         (Accretion) amortization of securities, net                    (37)            7
         (Increase) decrease in interest receivable                      83           (31)
         Increase (decrease) in interest payable                        108            (9)
         Increase in cash surrender value of insurance policie            0            (3)
         Increase in prepaid expenses                                   (12)          (52)
         Increase in accrued expenses                                    93           110
         Decrease in other assets                                       161             2
         Increase in other liabilities                                   53             4
        Change in unearned income                                                      (2)
        Increase in taxes payable                                         0           310
                                                                   --------      --------

  Net cash provided by operating activities                           1,154         1,118
                                                                   --------      --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                0           (21)
  Purchase of available-for-sale securities                          (8,336)       (4,493)
  Proceeds from sales of available-for-sale securities                4,795
  Proceeds from maturities of available-for-sale securities          15,348         2,818
  Proceeds from held-to-maturity securities                               2           419
  Net (increase) decrease in loans                                   (1,406)          144
  Capital expenditures                                                  (26)          (96)
  Recoveries of loans previously charged-off                              5            10
                                                                   --------      --------

 Net cash (used in) provided by investing activities                 10,382        (1,219)
                                                                   --------      --------

                                  SALISBURY BANCORP, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)
                        Three months ended March 31, 1999 and 1998
                                        (unaudited)
                                        (continued)

                                                                     1999          1998
                                                                   --------      --------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                                (349)       (7,242)
   Net (increase) decrease  in time deposits                           (348)          575
   Advances from Federal Home Loan Bank                                   0         4,000
   Principal payments on advances from Federal Home Loan Bank       (10,379)         (261)
   Dividends paid                                                      (420)         (329)
   Issuance of common stock                                               0            13
   Net repurchase of common stock                                      (996)         (108)
                                                                   --------      --------

   Net cash provided by financing activities                        (12,492)       (3,352)
                                                                   --------      --------

Net decrease in cash and cash equivalents                              (956)       (3,453)
Cash and cash equivalents at beginning of period                     12,134        11,673
                                                                   --------      --------
Cash and cash equivalents at end of period                         $ 11,178      $  8,220
                                                                   ========      ========



Supplemental disclosures:
   Interest paid                                                   $  1,524      $  1,422
   Income taxes paid                                                    190            34
   Transfer of loans to other real estate owned                           0           100



                                  SALISBURY BANCORP, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. ("the Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" which establishes standards for disclosure of comprehensive income. Comprehensive income represents net income for a period plus the change in equity of a business during a period from non-shareholder sources. Excluding net income, the Company's only other source of comprehensive income is its unrealized gain
(loss) on investment securities available for sale, net of tax. SFAS 130 requires the restatement of prior periods for comparative purposes. The Company adopted SFAS 130 for the fiscal year beginning January 1, 1998. Adoption of this Statement did not have material impact on the Company's financial position.

NOTE 3 - COMPUTATION OF EARNINGS PER SHARE
------------------------------------------

The Company has computed and presented earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Reconciliation of the numerators and the denominators of the basic and diluted per share computation for net income are as follows:

                                                           (Dollars in thousands, except per share data)
                                                                            (unaudited)

                                                                Income        Shares         Per-Share
                                                              (Numerator)  (Denominator)       Amount
                                                              -----------  -------------       ------
Three months ended March 31, 1999
   Basic EPS
      Net income and income available to common stockholders      $ 637         1,510         $   .42
      Effect of dilutive securities, options                         --            16
                                                                  -----         -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 637         1,526         $   .42
                                                                  =====         =====         =======

Three months ended March 31, 1998
   Basic EPS
      Net income and income available to common stockholders      $ 620         1,563         $   .40
      Effect of dilutive securities, options                         --            14
                                                                  -----         -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 620         1,577         $   .39
                                                                  =====         =====         =======

                              Part I - FINANCIAL INFORMATION

                 Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations


Overview:
---------

         Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation, is the holding company for Salisbury Bank and Trust Company (the "Bank") which is located in Lakeville, Connecticut. The Company's sole business is the Bank which has three full service offices in the towns of Lakeville, Salisbury and Sharon, Connecticut. The Mission Statement of Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company provides a standard against which the Company's performance should be measured as follows:

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

         Management is pleased with the continuing progress made by the Company during the first quarter of 1999 towards fulfilling its Mission Statement. Improvements in earnings and asset quality have resulted in an increase in both earnings per share and dividends per share. Continued prudent management is essential to maintaining the quality and sustainability of the Company's earnings. In order to provide a strong foundation for building shareholder value and serving our customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of our customers.

         The following is Management's discussion of the financial condition and results of operations on a consolidated basis for the first quarter of 1999 and 1998, of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company, its sole subsidiary. Earnings per share and dividends per share computations for 1998 have been restated to reflect the six for one stock exchange when the Company acquired all of the capital stock of the Bank on August 24, 1998. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

         During the first quarter of 1999, the Company reported net income of $637,000 or $.42 per diluted share. This represents an increase of 2.74% when comparing first quarter 1998 earnings of $620,000 or $.39 per diluted share. Total assets at the end of the first quarter of 1999 reflect an increase of approximately $24,020,000 to $205,091,000 when comparing the same quarter in 1998. Although lower interest rates and competition continue to pressure interest margins, the increase in earnings assets resulted in net interest income consistent with that of the first quarter of 1998. The increase in earnings is primarily the result of an increase in other income coupled with management's continuing efforts to control operating expenses. A major component of other income is Trust Department income which as a result of increased business increased 20.97% to $300,000 for the first quarter of 1999 compared to $248,000 for the same period in 1998.

         The Company's risk-based capital ratios, which include the risk-weighted assets and capital of Salisbury Bank and Trust Company were 20.27% for Tier 1 capital and 21.56% for total capital at March 31, 1999. These ratios substantially exceeded the regulatory minimums for bank holding companies of 4% for Tier 1 capital and 8% for total capital.

         As a result of the Company's financial performance, the Board of Directors declared a cash dividend of $.12 per common share. This compares to an $.11 per share cash dividend from a year ago, an increase of 9.09%.


                        THREE MONTHS ENDED MARCH 31, 1999
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Results of Operations
Net Interest Income
-------------------

         The Company's earnings are primarily dependent upon net interest income and noninterest income from its community banking operations with net interest income being the largest component of the Company's revenues. Net interest and dividend income is the difference between interest and dividends earned on the loan and investment portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department and from service charges and other fees related to deposit and loan accounts. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Three months ended March 31,                      1999         1998          1997
                                                  ----         ----          ----
Interest Income                                 $ 3,487      $ 3,266      $ 3,068
(financial statements)
Tax Equivalent Adjustment                            64           51           29
                                                -------      -------      -------
     Total interest income(on an FTE basis)       3,551        3,317        3,097
Interest Expense                                 (1,632)      (1,412)      (1,369)
                                                -------      -------      -------
Net Interest Income-FTE                         $ 1,919      $ 1,905      $ 1,728
                                                =======      =======      =======

         Competition and a decline in market interest rates over the past year continue to pressure interest margins. At March 31, 1999, net interest income on a FTE basis was $1,919,000 compared to $1,905,000 for the same period in 1998 and $1,728,000 in 1997. A 14.29% increase in average earning assets at March 31, 1999 when compared to the same period in 1998 helped offset an overall decrease in the net interest margin to 3.83% from 4.22%. The yield on earning assets was reduced by approximately 63 basis points to 7.08%. Generally lower interest rates coupled with a decrease in deposits resulted in a 7.66% or $99,000 decrease in interest expense paid on deposits. An increase in Federal Home Loan Bank borrowings has resulted in an increase in interest expense on Federal Home Loan Bank advances of $319,000 or 268.07% to $438,000. The overall result is a decrease in interest expense yield to 4.07% from 4.10% when comparing the first quarter of 1999 to the corresponding period in 1998.

Noninterest Income
------------------

         For the quarter ended March 31, 1999, noninterest income increased $74,000 or 18.36% from 1998 and totaled $477,000. The increase is primarily the result of increased business in the Trust Department which resulted in increased income of 20.97% to $300,000 compared to $248,000 for the same period in 1998. A new addition to services offered, INVEST Financial Services resulted in $20,000 additional noninterest income during the first quarter of 1999. Another contribution to the increase in noninterest income is VISA and MasterMoney interchange fees which have increased 68.75% to $27,000 in 1999 compared to $16,000 in 1998.

Noninterest Expense
-------------------

         Noninterest expenses amounted to $1,315,000 for the first quarter of 1999. This is a $52,000 increase or 4.12% over the $1,263,000 reported for the same period of 1998. Salaries and employee benefits increased 4.48% or $29,000. This is primarily due to salary increases and increased cost in employee benefits. Occupancy expense increased 24.56% to $71,000 during the first quarter of 1999 compared to the corresponding period in 1998. This is primarily the result of additional costs of winter maintenance. Equipment expense increased 9.26% to $118,000 in 1999. This increase is largely due to the Company's commitment to continuing enhancement of technology that is needed to meet the financial needs of customers. The increase in other operating expenses resulted from normal operating activities.

Income Taxes
------------

         The first quarter 1999 income tax provision was $350,000 compared to $344,000 for the same quarter of 1998. This increase reflects an increase in taxable income.

                               Financial Condition
                               -------------------

         Total assets at March 31, 1999 were $205,091,000, a decrease of $12,135,000 from $217,226,000 at December 31, 1998. This is primarily from maturities of borrowings that were part of an interest rate risk strategy implemented during 1998 that was designed to prevent loss of income primarily in a falling rate environment. When comparing total assets at March 31, 1999 to total assets at March 31, 1998, there is an increase of $24,020,000 which reflects the strategy which resulted in an increase in interest income.

Loans
-----

         Although loan demand was not strong during the first quarter, competition for loans, especially residential mortgage loans, remains very aggressive in the market area of the Company. New business development and new home construction loans have contributed to the growth of commercial and real estate construction loans. Total loans outstanding have increased to $121,778,000 at March 31, 1999 compared to $120,409,000 at December 31, 1998.
The following table represents the composition of the loan portfolio comparing March 31, 1999 to December 31, 1998:

                                                      March 31, 1999   December 31, 1998
                                                      --------------   -----------------
                                                            (dollars in thousands)
Commercial, financial and agricultural                   $ 10,977           $ 10,692
Real Estate-construction and land development               3,780              3,392
Real Estate-residential                                    80,181             80,451
Real Estate-commercial                                     16,341             14,909
Consumer                                                   10,023             10,430
Other                                                         476                535
                                                         --------           --------
Loans outstanding                                        $121,778           $120,409
                                                         ========           ========

Provisions and Allowance for Loan Losses
----------------------------------------

         The Company's allowance for loan losses represents amounts available to absorb potential losses in the existing portfolio. Management continually assesses the adequacy of the allowance in response to current and anticipated economic conditions, specific problem loans, historical net charge offs and the overall risk profile of the loan portfolio. A $30,000 provision to the allowance for possible loan losses was made during the first quarter of 1999, the same as the first quarter of 1998. Nonaccrual loans were $814,000 at March 31, 1999 compared to $1,208,000 at December 31, 1998. Accruing loans past due 90 days or more were $22,000 at March 31, 1999 compared to $109,000 at December 31, 1998. Restructured loans were $899,000 at March 31, 1999 compared to $547,000 at December 31, 1998. The allowance for loan losses was $1,258,000 or 1.03% of total loans at March 31, 1999 compared to $1,260,000 or 1.05% of total loans at December 31, 1998.

         A total of $37,000 in loans was charged off during the quarter ended March 31, 1999 compared to $14,000 charged off during the corresponding period in 1998. A total of $5,000 of previously charged off loans was recovered during the quarter ended March 31, 1999 compared to $10,000 for the corresponding period in 1998.

         Determining the proper level of allowance requires management to make estimates using assumptions and information which is often subjective and changing. In management's judgement, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Securities
----------

         As of March 31, 1999, the  securities  portfolio  totaled  $68,984,000.
This represents a decrease from December 31, 1998 of $12,306,000 when the portfolio totaled $81,290,000. The decrease is primarily due to maturing securities that were part of an arbitrage strategy of borrowing funds and investing them at a higher rate of return than the borrowing cost. Management expects that it will continue to employ this arbitrage strategy as efforts continue to increase earning assets. Presently, $576,000 of the investment securities portfolio is classified as held-to-maturity with the balance of the investment securities portfolio being classified as available-for-sale. The net unrealized gain on securities available-for-sale, net of tax effect totaled $35,000 at March 31, 1999 compared to $357,000 at December 31, 1998. The decrease is attributable to a movement in interest rates, the activity in the stock market and a decrease in the total portfolio. The following table presents the carrying values of the securities portfolio at March 31, 1999 and December 31, 1998.

                                                              March 31, 1999   December 31, 1998
                                                                    (dollars in thousands)
Available-for-sale securities:
   Equity securities                                              $   136           $   116
   Debt securities issued by the U.S. Treasury and other
     U.S. government corporations and agencies                     30,195            43,578
   Debt securities issued by states of the United States
    and political subdivisions of the states                       10,565             9,553
   Mortgage-backed securities                                      25,456            25,408

Held-to-maturity securities:
   Debt securities issued by states of the United States
     and political subdivisions of the states                          24                25
   Mortgage-backed securities                                         552               554

Federal Home Loan Bank Stock                                        2,056             2,056
                                                                  -------           -------

Total Securities                                                  $68,984           $81,290
                                                                  =======           =======

Deposits
--------

         The following table illustrates the composition of the Company's deposits at March 31, 1999 and December 31, 1998.

                                               March 31, 1999      December 31, 1998
                                                      (dollars in thousands)

Demand                                             $ 26,762             $ 27,435
NOW                                                  15,432               17,700
Money Market                                         35,043               32,367
Savings                                              14,733               14,819
Time                                                 60,483               60,830
                                                   --------             --------
Total Deposits                                     $152,453             $153,151
                                                   ========             ========


         Total deposits, which constitute the principal funding source of the Company's assets have remained consistent during the first quarter of 1999 when compared to year end 1998. The slight decrease represents the traditional seasonal cash flows of the Company's deposit customers.

Borrowings
----------

         The Company uses arbitrage strategy to generate additional interest income. Funds are borrowed from the Federal Home Loan Bank and then invested at a rate of return higher than the borrowing cost. At March 31, 1999, total borrowings had decreased $10,379,000 to $30,741,000-the result of a matured arbitrage. Management expects that it will continue to employ this type of arbitrage which is part of an interest rate risk strategy designed to provide funds to grow interest earning assets.

Asset/Liability Management
--------------------------

         The Bank's assets and liabilities are managed in accordance with policies established and reviewed by the Bank's Board of Directors. The Bank's Asset/Liability Management Committee implements and monitors compliance with these policies regarding the Bank's asset and liability management practices with regard to interest rate risk, liquidity and capital.

Interest Rate Risk
------------------

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

         To this end, because the Company is asset sensitive, strategy is being developed to protect against negative earnings should interest rates decline any further. Conversely, current structure would result in increased earnings should interest rates rise.

Liquidity Risk
--------------

         Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. Asset liquidity is achieved through the management of readily marketable investment securities as well as managing asset maturities and pricing of loan and deposit products.

         The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank System which provides credit to its member banks. This enhances the liquidity position by providing a source of available borrowings. Additionally, federal funds and borrowings on repurchase agreements are available to fund short term cash needs. At March 31, 1999, the Company had approximately $24,380,000 in loan commitments and unadvanced funds outstanding. It is expected that these commitments will be funded primarily by deposits, loan repayments and maturing investments. The Company has ample liquidity to meet its present and foreseeable needs.

Capital
-------

         At March 31, 1999, the Company had $20,693,000 in shareholder equity compared with $20,816,000 at March 31, 1998 and $19,022,000 at March 31, 1997.
The change in accounts resulted from first quarter earnings of $637,000, a decrease of $322,000 in the adjustment for net unrealized holding gains on securities and a quarterly dividend declared of $181,000. In November of 1998, the Company announced a stock repurchase program to acquire up to approximately 10% of the outstanding common stock of the Company. To date, the Company has repurchased 49,394 shares of stock. Since December 31, 1998, the buy back program has resulted in a decrease in equity of $996,000.

         The various capital ratios of the Company at March 31, 1999, 1998 and 1997 were: (unaudited)

                                    Actual                    Actual                    Actual
                                  March 1999                March 1998                March 1997
                                  ----------                ----------                ----------
Total Risk-Based Capital            21.56%                    21.81%                    21.74%
Tier 1 Risk-Based Capital           20.27%                    20.56%                    20.49%
Leverage ratio                       9.86%                    11.11%                    11.03%

         From a regulatory standpoint, the Company has capital ratios which place it in the "well-capitalized" category.

                                    Year 2000
                                    ---------

Disclosure relating to "Year 2000"

         The "Year 2000 issue" refers to a wide variety of potential computer issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

The State of the Company's Readiness

         The Year 2000 issue creates risk for the Company from unforeseen problems in its computer systems and from Year 2000 issues with the Company's vendors, service providers and customers. A company-wide Year 2000 ("Y2K") program that includes a formal Y2K project plan continues to be utilized in addressing Y2K issues. The Company continues to use a multi-phase approach to the Year 2000, which includes awareness, inventory, assessment, renovation, validation, implementation and post-implementation. The program as it relates to awareness, inventory and assessment is completed. The Plan is effectively supplemented by a Y2K budget, investment portfolio review, customer awareness plan, commercial loan plan, test plans and scripts, and Y2K contingency plans.

         The Company has substantially completed the remediation of its network hardware, personal computers and operating systems. The server located in our branch in Salisbury, Connecticut is scheduled to be upgraded during the second quarter of 1999. The Bank's two ATM's have been upgraded and are Y2K compliant. The Company continues to upgrade and test application software as vendors provide new releases.

         The Company's mission critical service providers and software vendors have provided remediated products, allowing the Company to substantially complete the validation process. The majority of non-mission critical software vendors have also delivered remediated products, allowing the Company to substantially complete its testing. The testing results of our mission critical service providers and software vendors are currently being validated by an independent party contracted by the Company.

         The Company notes that it is critically dependent on certain unrelated third parties for the conduct of its business, such as telecommunications, energy providers, the Federal Reserve payment system and the automated clearinghouse system. Although the Company is monitoring these parties' progress and Year 2000 readiness, there are few, if any, alternatives for obtaining these services.

         The Company utilizes several third-party service providers for its core applications. The service providers continue making adequate progress in meeting their established goals for Year 2000 qualifications of their system and related products utilized by the Company.

The Risks of the Company's Year 2000 Issues

         The Company recognizes that a failure to resolve a material Year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations such as servicing depositors, processing transactions or originating and servicing loans. The Company has determined that a company-wide business risk-assessment approach is most appropriate for addressing and remediating Year 2000 problems. This includes an assessment of the information technology resources of each of the functional areas of the Company, as well as separate assessments of information technology vendors and suppliers, and non-information technology and facilities risks. There can be no assurance that the computer systems of others on which the Company relies will be Year 2000 ready on a timely basis. In addition, failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer system could have a material adverse effect on the Company.

         The Company has reviewed the risks created by potential business interruptions suffered by the Company's major business counterparties. An adequate process has been established and implemented to evaluate and assess Year 2000 efforts of Funds Takers (primarily borrowers), Funds Providers (depositors and other funding sources), and Capital Markets Counterparties (trading counter parties and fiduciary relationships). The Company will continue to monitor these risks through the year 1999.

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

The Costs to Address the Company's Year 2000 Issues

         Costs to modify computer systems have been, and will continue to be expended as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company's budget for Y2K related expenses in 1999 is $50,000. As of March 31, 1999 the Bank has expended $7,162.

         Although the Company does not specifically monitor the cost of internal resources diverted to the Year 2000 project, these costs have consumed, and can be expected to continue to consume, a substantial amount of time of key staff. Management will fund these Year 2000 costs from normal cash flow.

The Company's Contingency Plans

         The Company has a Year 2000 business resumption plan that helps supplement the Company's comprehensive Disaster Recovery Policy and Program as a part of the Company's contingency planning. The business resumption plan addresses how the Company will continue operations in the event a Year 2000 related interruption occurs. The Organizational Planning and Business Impact Analysis phases of the business resumption contingency plan has been completed. Development of the detailed resumption contingency plans is ongoing. While implementation of the business resumption plan is not expected to be necessary, it will ensure the Company provides a minimum level of acceptable service and has the ability to process transactions and service its customers, under circumstances in which a Year 2000 problem actually occurs.

         The Company has an auxiliary power generator in one of its branch locations. If necessary, Management would use this location as a provisional operations center during the duration of any Year 2000 failure scenarios. Management plans to re-deploy staff resources, as necessary during this period, to help assure manual completion of critical operational activities. The Company is in the process of testing the business resumption plan and expects to complete testing prior to June 30, 1999. There can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

                           Forward Looking Statements
                           --------------------------

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The main components of market risk for the Company are equity price risk, interest rate risk and liquidity risk. The Company's stock is traded on the American Stock Exchange and as a result the value of its common stock may change with market movements. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 1998.

Part II--OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds- Not applicable

Item 3. - Defaults Upon Senior Securities - Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

         A.  Exhibits:
               Exhibit 27 - Financial Data Schedule

         B. Reports on Form 8-K:

             The Company filed a Form 8-K on March 5, 1999 to report that the Company's Board of Directors declared a quarterly cash dividend of $.12 per share to be paid on April 30, 1999 to shareholders of record as of March 31, 1999

                             SALISBURY BANCORP, INC.

         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Salisbury Bancorp, Inc.

Date: May 11, 1999                    by   /s/ John F. Perotti
      ------------                         -------------------
                                           John F. Perotti
                                           President / Chief Executive Officer

Date: May 11, 1999                    by:  /s/ John F. Foley
      ------------                         ----------------------
                                           John F. Foley
                                           Chief Financial Officer