Form 10-Q
period 1999-06-30
SALISBURY BANCORP INC
filed 1999-08-11
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from             to

                         Commission file number 1-14854

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Connecticut                                        06-1514263
--------------------------------                            -------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization                             Identification No.)

5 Bissell Street Lakeville Connecticut                            06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code           (860) 435-9801
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

                      Yes     [   ]         No     [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1999

                                   1,509,542
                                   ---------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I. FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets --
           June 30, 1999 (unaudited) and December 31, 1998                    4

         Consolidated Statements of Income --
           six months and three months ended June 30, 1999 and 1998
           (unaudited)                                                        5

         Consolidated Statements of Cash Flows --
           six months ended June 30, 1999 and  1998 (unaudited)               6


         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               10

Item 3. Quantitative and Qualitative Disclosures About Market Risk           20

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Changes in Securities and Use of Proceeds                           21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

         Signatures                                                          23

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  SALISBURY BANCORP, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (amounts in thousands, except per share data)

                                                                 June 30      December 31
                                                                   1999           1998
                                                                ---------      ---------
                                                                (unaudited)
ASSETS
   Cash & due from banks:
      Non-Interest Bearing                                      $   6,071      $   5,525
      Interest Bearing                                                602            409
   Federal funds sold                                               9,850          6,200
                                                                ---------      ---------
         Cash and cash equivalents                                 16,523         12,134
   Investment Securities:
      Held to maturity securities                                     569            579
      Available-for-sale securities                                68,073         78,655
   Federal Home Loan Bank stock, at cost                            2,056          2,056
   Loans:
      Commercial, financial and agricultural                        9,190         10,692
      Real estate-construction and land development                 4,984          3,392
      Real estate-residential                                      82,876         80,451
      Real estate-commercial                                       15,901         14,909
      Consumer                                                     10,693         10,430
      Other                                                           626            535
      Allowance for loan losses                                    (1,205)        (1,260)
      Unearned income                                                  (6)            (6)
                                                                ---------      ---------
         Net loans                                                123,059        119,143

   Bank premises & equipment                                        2,327          2,400
   Other real estate owned                                            180            180
   Accrued interest receivable                                      1,115          1,383
   Other assets                                                     1,339            696
                                                                ---------      ---------
         Total Assets                                           $ 215,241      $ 217,226
                                                                =========      =========

LIABILITIES
   Deposits:
   Demand                                                       $  30,197      $  27,435
   Savings & NOW                                                   32,951         32,519
   Money Market                                                    43,788         32,367
   Time                                                            56,873         60,830
                                                                ---------      ---------
         Total Deposits                                           163,809        153,151
   Federal Home Loan Bank advances                                 30,358         41,120
   Other liabilities                                                  830          1,400
                                                                ---------      ---------
         Total Liabilities                                        194,997        195,671

                                                                 June 30      December 31
                                                                   1999           1998
                                                                ---------      ---------
                                                                (unaudited)

Shareholders' equity:
   Common stock, par value $.10 per share;
   Authorized 3,000,000 shares
   Issued and outstanding shares: 1,509,542 at June 30,1999
      and 1,556,286 at December 31, 1998                              151            156
   Authorized not issued shares: 1,490,458 at June 30, 1999
      and 1,443,714 at December 31, 1998
   Additional paid-in capital                                       3,886          4,882
   Retained earnings                                               17,057         16,160
   Accumulated other comprehensive income                            (850)           357
                                                                ---------      ---------
         Total Shareholders' Equity                                20,244         21,555
                                                                ---------      ---------
         Total Liabilities and Shareholders' Equity             $ 215,241      $ 217,226
                                                                =========      =========

                                   SALISBURY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                        (amounts in thousands, except per share data)
                                         (unaudited)

                                                      Six Months Ended   Three Months Ended
                                                          June 30              June 30
                                                     1999       1998       1999        1998
                                                    ------     ------     ------     ------
Interest and dividend income:
   Interest and fees on loans                       $4,731     $4,745     $2,394     $2,374
   Interest and dividends on securities:
     Taxable                                         1,807      1,389        867        700
     Tax-exempt                                        257        199        132        100
     Dividends on equity securities                     56         29         34         14
   Other interest                                      184        161        121         69
                                                    ------     ------     ------     ------
         Total interest and dividend income          7,035      6,523      3,548      3,257
 Interest expense:
   Interest on deposits                              2,426      2,555      1,232      1,262
   Interest on Federal Home Loan Bank advances         824        260        386        141
                                                    ------     ------     ------     ------
         Total interest expense                      3,250      2,815      1,618      1,403
                                                    ------     ------     ------     ------
         Net interest and dividend income            3,785      3,708      1,930      1,854
Provision for loan losses                               60         60         30         30
                                                    ------     ------     ------     ------
         Net interest and dividend income after
         provision  for loan losses                  3,725      3,648      1,900      1,824
                                                    ------     ------     ------     ------
Other income:
   Trust department income                             561        517        261        269
   Service charges on deposit accounts                 165        177         64         68
   Other income                                        225        155        149        109
                                                    ------     ------     ------     ------
         Total other income                            951        849        474        446

                                                      Six Months Ended   Three Months Ended
                                                          June 30              June 30
                                                     1999       1998       1999        1998
                                                    ------     ------     ------     ------
Other expense:
   Salaries and employee benefits                    1,351      1,282        674        634
   Occupancy expense                                   124        107         53         50
   Equipment expense                                   225        210        107        102
   Data processing                                     152        145         76         68
   Legal                                                60         81         24         31
   Other expense                                       711        731        374        408
                                                    ------     ------     ------     ------
         Total other expense                         2,623      2,556      1,308      1,293
                                                    ------     ------     ------     ------
         Income before income taxes                  2,053      1,941      1,066        977
Income taxes                                           794        764        444        420
                                                    ------     ------     ------     ------
         Net income                                 $1,259     $1,177     $  622     $  557
                                                    ======     ======     ======     ======

Earnings per common share outstanding               $  .83     $  .75     $  .41     $  .36
                                                    ======     ======     ======     ======
Earnings per common share outstanding,
 assuming dilution                                  $  .83     $  .75     $  .41     $  .35
                                                    ======     ======     ======     ======


                                  SALISBURY BANCORP, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (amounts in thousands)
                          Six months ended June 30, 1999 and 1998
                                        (unaudited)

                                                                       1999         1998
                                                                    --------      --------

Cash flows from operating activities:                               $  1,259      $  1,177
   Net income
   Adjustments  to  reconcile  net  income  to net cash
       provided  by  operating activities:
         Provision for loan losses                                        60            60
         Depreciation and amortization                                   175           167
         (Accretion) amortization of securities, net                     (20)           23
         (Increase) decrease in interest receivable                      268           (59)
         Decrease in interest payable                                      0           (33)
         Increase in cash surrender value of insurance policies            0            (6)
         (Increase) decrease in prepaid expenses                          37           (10)
         Decrease in accrued expenses                                   (110)          (62)
         Increase in other assets                                        (35)          (28)
         Increase (decrease) in other liabilities                       (221)          188
         Change in unearned income                                         0            (4)
         Increase (decrease) in taxes payable                            148          (328)
                                                                    --------      --------

  Net cash provided by operating activities                            1,561         1,085
                                                                    --------      --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                 0           (22)
  Purchases of available-for-sale securities                         (19,061)       (9,515)
  Proceeds from sales of available-for-sale securities                11,664         4,202
  Proceeds from maturities of available-for-sale securities           16,000         3,583
  Proceeds from held-to-maturity securities                               10           679
  Net increase in loans                                               (3,986)       (1,038)
  Capital expenditures                                                  (103)          (44)
  Recoveries of loans previously charged-off                              10            15
                                                                    --------      --------

 Net cash (used in) provided by investing activities                   4,534        (2,140)
                                                                    --------      --------


                                 SALISBURY BANCORP, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (amounts in thousands)
                         Six months ended June 30, 1999 and 1998
                                       (unaudited)
                                       (continued)

                                                                    1999          1998
                                                                  --------      --------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW and
       savings accounts                                             14,616        (4,561)
   Net (increase) decrease  in time deposits                        (3,958)       (3,312)
   Advances from Federal Home Loan Bank                                  0         6,000
   Principal payments on advances from Federal Home Loan Bank      (10,762)         (640)
   Dividends paid                                                     (601)         (498)
   Issuance of common stock                                             62
   Net repurchase of common stock                                   (1,001)         (110)
                                                                  --------      --------

   Net cash (used in) provided by financing activities              (1,706)       (3,059)
                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents                 4,389        (4,114)
Cash and cash equivalents at beginning of period                    12,134        11,673
                                                                  --------      --------
Cash and cash equivalents at end of period                        $ 16,523      $  7,559
                                                                  ========      ========



Supplemental disclosures:
   Interest paid                                                  $  3,250      $  2,848
   Income taxes paid                                                   641           705
   Transfer of loans to other real estate owned                          0           195



                             SALISBURY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. ("the Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

NOTE 3 - COMPUTATION OF EARNINGS PER SHARE
------------------------------------------

The Company has computed and presented earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Reconciliation of the numerators and the denominators of the basic and diluted per share computation for net income are as follows:

                                                            (Amounts in thousands, except per share data)
                                                                           (unaudited)
                                                                 Income        Shares      Per-Share
                                                              (Numerator)   (Denominator)     Amount
                                                              -----------   -------------     ------
Six months ended June 30, 1999
   Basic EPS
      Net income and income available to common stockholders     $1,259         1,510         $   .83
      Effect of dilutive securities, options                          8
                                                                 ------        ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $1,259         1,518         $   .83
                                                                 ======        ======         =======
Six months ended June 30, 1998
   Basic EPS
      Net income and income available to common stockholders     $1,177         1,566         $   .75
      Effect of dilutive securities, options                       --              12
                                                                 ------        ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $1,177         1,578         $   .75
                                                                 ======        ======         =======
                                                            (Amounts in thousands, except per share data)
                                                                           (unaudited)
                                                                 Income        Shares      Per-Share
                                                              (Numerator)   (Denominator)     Amount
                                                              -----------   -------------     ------
Three months ended June 30, 1999
   Basic EPS
      Net income and income available to common stockholders     $ 622         1,510           $.41
      Effect of dilutive securities, options                                       8
                                                                 -----        ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $ 622         1,518           $.41
                                                                 =====        ======           ====
Three months ended June 30, 1998
   Basic EPS
      Net income and income available to common stockholders     $ 557         1,567           $.36
      Effect of dilutive securities, options                                       8
                                                                 -----                         -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $ 557         1,575           $.35
                                                                 =====         =====           ====

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

         Management is pleased with the continuing progress made by the Company during the first half of 1999 towards fulfilling its Mission Statement. Improvements in earnings and asset quality have resulted in an increase in both earnings per share and dividends per share. Continued prudent management is essential to maintaining the quality and sustainability of the Company's earnings. In order to provide a strong foundation for building shareholder value and serving our customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of our customers.

         The following is Management's discussion of the financial condition and results of operations on a consolidated basis for the first six months of 1999 and 1998, of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company, its sole subsidiary. Earnings per share and dividends per share computations for 1998 have been restated to reflect the six for one stock exchange when the Company acquired all of the capital stock of the Bank on August 24, 1998. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company's net income for the six months ended June 30, 1999 was $1,259,000 as compared to $1,177,000 for the same time period ended June 30, 1998. This represents an increase of $82,000 or 6.9%. Earnings per diluted share increased 10.7% for the first six months of 1999 and amounted to $.83 per share as compared to $.75 earnings per diluted share for the same period a year ago. The improvement in earnings per diluted share was even more substantial during the second calendar quarter of 1999 when compared with the same period of 1998. Earnings per diluted share for the second quarter of 1999 increased 17.1% from the comparable quarter of 1998 and amounted to $.41 as compared with $.35 for the second quarter of 1998. This improvement is substantially attributable to the growth in the Company's base of earning assets, and to repurchases of common stock by the Company, which improved the Company's return on equity from 11.4% for the first six months of 1998 to 12.1% for the first six months of 1999.

Total assets at June 30, 1999 were $215,241,000 compared to $181,423,000 at June 30, 1998. While the Company has grown from $181,423,000 at June 30, 1998 to $215,241,000 at June 30, 1999, the Company has carefully monitored the quality of its assets. During this period, nonperforming loans decreased from $1,664,000 to $1,659,000 and total nonperforming assets similarly decreased from $2,064,000 to $1,839,000. As a result, at June 30, 1999, nonperforming assets represented
 .9% of total assets as compared with 1.1% at June 30, 1998. Although lower interest rates and aggressive competition pressured interest margins for the first six months of the year, the increase in earning assets resulted in an increase in net interest income. Other income increased $102,000 or 12.1%. This additional income in combination with managements continuing efforts to control operating expenses have resulted in the overall increase in earnings when comparing the first six months of 1999 to the same period in 1998.

         As a result of the Company's financial performance, the Board of Directors declared a second quarter cash dividend of $.12 per common share which compares to an $.11 per common share second quarter dividend a year ago. Year to date cash dividends total $.24 per common share, an increase of 9.1% over the 1998 year to date dividend of $.22 per common share.

                         SIX MONTHS ENDED JUNE 30, 1999
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Results of Operations
---------------------
Net Interest Income
-------------------

         The Company's earnings are primarily dependent upon net interest income and noninterest income from its community banking operations with net interest income being the largest component of the Company's revenues. Net interest and dividend income is the difference between interest and dividends earned on the loan and investment portfolios and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department and from service charges and other fees related to deposit and loan accounts. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Six months ended June 30,                         1999        1998          1997
                                                -------      -------      -------

Interest Income                                 $ 7,035      $ 6,523      $ 6,200
(financial statements)
Tax Equivalent Adjustment                           132          102           60
                                                -------      -------      -------
     Total interest income(on an FTE basis)       7,167        6,625        6,260
Interest Expense                                 (3,250)      (2,815)      (2,813)
                                                -------      -------      -------
Net Interest Income-FTE                         $ 3,917      $ 3,810      $ 3,447
                                                =======      =======      =======

         Interest and dividend income on an FTE basis for the six months ended June 30, 1999 totaled $7,167,000 as compared to $6,625,000 for the same time period in 1998 and $6,260,000 in 1997. This is an increase of $542,000 or 8.2% and $365,000 or 5.8% respectively. The increase is primarily the result of a growth in average earning assets of $26,499,000 or 15.1% when June 30, 1999 is compared to June 30, 1998. The increase from 1997 to 1998 was $9,669,000 or 5.8%. Overall the yield on earning assets was 7.08% compared to 7.54% a year ago.

         Interest expense for the first six months of 1999 totaled $3,250,000 compared to $2,815,000 and $2,813,000 for the same periods in 1998 and 1997. Increased borrowings from the Federal Home Loan Bank resulted in interest expense of $824,000 for 1999 compared to $260,000 for the first six months of 1998. This is an increase of $564,000.

         Generally, lower rates and a change in deposit mix have resulted in a decrease in interest expense on deposits of $129,000 or 5.1%. Interest rate paid for funds was reduced to 4.06% from 4.14% in 1998 and 4.23% in 1997.

         Overall net interest income (on an FTE basis) totaled $3,917,000 for 1999, $3,810,000 for 1998 and $3,447,000 for 1997. Although interest margins continue to be pressured by an economy driven by lower interest rates and aggressive competition, increased volumes have resulted in an increase in net interest income of $107,000 or 2.8% when comparing the June 1999 totals to those of June 1998 and $363,000 or 10.5% when comparing 1998 totals to those of 1997.

Noninterest Income
------------------
         Noninterest income totaled $951,000 for the six months ended June 30, 1999 as compared to $849,000 for the six months ended June 30, 1998. This is an increase of $102,000 or 12.0%. Trust department income increased $44,000 or 8.5% to $561,000 and other noninterest income increased $58,000 or 17.5% to $390,000. These increases were primarily due to the continuing growth in the Trust department, increasing transactions from deposit accounts and income from a new service offered by the Company- INVEST Financial Services.

Noninterest Expense
-------------------

         Noninterest expense totaled $2,623,000 for the first six months of 1999 as compared to $2,556,000 for the same period in 1998. This is an increase of $67,000 or 2.6%. Salaries and employee benefits totaled $1,351,000 for the six month period ended June 30, 1999 compared to $1,282,000 for the corresponding period in 1998. This increase of $69,000 or 5.4% can be attributed to an increase in staff and cost of benefits. Occupancy expense totaled $124,000 at June 30, 1999, an increase of $17,000 or 15.8%. This is attributable to additional costs of winter maintenance this past winter. Equipment expense and data processing expenses increased $15,000 or 7.1% and $7,000 or 4.8% respectively when comparing 1999 to 1998. These increases are the result of planned technology enhancement which is important to meeting the future needs of our customers. Legal expense decreased $21,000 or 25.9% while other operating expenses decreased $20,000 to $711,000. These decreases are primarily the result of managements continuing efforts to control operating expenses.

Income Taxes
------------

         The income tax provision for the six months ended June 30, 1999 totaled $794,000 in comparison to $764,000 a year ago. This increase reflects an increase in taxable income.

                        THREE MONTHS ENDED JUNE 30, 1999
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         For the following discussion, interest income is presented on a fully taxable equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Three months ended June 30,                       1999        1998          1997
                                                -------      -------      -------

Interest Income                                 $ 3,548      $ 3,257      $ 3,132
(financial statements)
Tax Equivalent Adjustment                            68           52           31
                                                -------      -------      -------
     Total interest income(on an FTE basis)       3,616        3,309        3,163
Interest Expense                                 (1,618)      (1,403)      (1,444)
                                                -------      -------      -------
Net Interest Income-FTE                         $ 1,998      $ 1,906      $ 1,719
                                                =======      =======      =======

Net Interest Income
-------------------

         Net interest and dividend income on an FTE basis for the three months ended June 30, 1999 totaled $1,998,000 as compared to $1,906,000 for the same period in 1998. The increase was $92,000 or 4.8%. Total interest and dividend income equaled $3,616,000 for the three months ended June 30, 1999 as compared to $3,309,000 for the same period in 1998, an increase of $307,000 or 9.3%.

Although the interest rate environment has remained consistent with lower rates, the loan portfolio increased moderately to $123,059,000 from its June 30, 1998 level of $117,463,000 resulting in a small increase in loan interest income. The securities portfolio however has experienced growth of $19,425,000 to
$70,698,000 at June 30, 1999 compared to June 30, 1998. This increase has resulted in an increase in securities income of approximately $235,000 or 27.1%.

         Interest expense on deposits remained consistent for the quarter at $1,232,000 compared to $1,262,000 for the same quarter in 1998. Interest expense on Federal Home Loan Bank advances however totaled $386,000 in 1999 compared to $141,000 for the same period in 1998 - the result of increased borrowings. Overall interest expense increased 15.3% to $1,618,000 in 1999 compared to the same period in 1998.

Noninterest Income
------------------

         Noninterest income totaled $474,000 for the three months ended June 30, 1999 as compared to $446,000 for the three months ended June 30, 1998. This is an increase of $28,000 or 6.3%. This is primarily the result of increased transaction volume from deposit accounts.

Noninterest Expense
-------------------

         Noninterest expense totaled $1,308,000 for the three months ended June 30, 1999 as compared to $1,293,000 for the same period in 1998. This represents an increase of $15,000 or 1.2%. Salaries and benefits increased $40,000 to $674,000 primarily the result of salary increases and increased cost for employee benefits. Occupancy expense increased $3,000 to $53,000 for the same three month period of 1999. Equipment and data processing expenses increased $13,000 to $183,000 and are consistent with planned strategy to enhance product delivery to customers. Legal and other operating expenses decreased $41,000.

Income Taxes
------------

         The income tax provision for the three months ended June 30, 1999 totaled $444,000 in comparison to an income tax provision of $420,000 for the same period in 1998. The increase reflects an increase in taxable income.

Net Income
----------

         Overall net income (on an FTE basis) totaled $690,000 for the second quarter of 1999 compared to $609,000 for the comparable period in 1998. This increase of $81,000 or 13.3% can be attributed to an increase in earning assets, a modest increase in noninterest income as well as managements continuing efforts to control operating expenses.

                               Financial Condition
                               -------------------

         The Company's assets at December 31, 1998 totaled $217,226,000. During the first quarter of 1999, securities that were part of an interest rate risk strategy matured, resulting in a decrease in assets and borrowings of approximately $10,000,000. Deposits increased to $164,000,000 during the first six months of 1999. Although the mix of liabilities (deposits vs borrowings) has changed, total footings have changed only $1,985,000 at June 30, 1999 compared to December 31, 1998 and total $215,241,000. This compares to total assets of $181,423,000 at June 30, 1998. This growth in assets has enhanced the earnings opportunities for the Company.

Securities
----------

         As of June 30, 1999, the securities portfolio totaled $70,698,000. This represents a decrease from December 31, 1998 of $10,592,000 when the portfolio totaled $81,290,000. The decrease is primarily due to maturing securities that were part of an arbitrage strategy of borrowing funds and investing them at a higher rate of return than the borrowing cost. Management expects that it will continue to employ this arbitrage strategy as efforts continue to increase earning assets. At June 30, 1999, $569,000 of the investment securities portfolio was classified as held-tomaturity with the balance of the investment securities portfolio, excluding Federal Home Loan Bank stock, was classified as available-for-sale. The net unrealized loss on securities available-for-sale, net of tax effect totaled ($850,000) at June 30, 1999 compared to a gain of $357,000 at December 31, 1998. The decrease is attributable to a movement in interest rates, the activity in the stock market and a decrease in the total portfolio. The following table presents the carrying values of the securities portfolio at June 30, 1999 and December 31, 1998.

                                                          June 30, 1999     December 31, 1998
                                                          -------------     -----------------
                                                                 (amounts in thousands)
Available-for-sale securities:
   Equity securities                                         $   144             $   116
   Debt securities issued by the U.S. Treasury and other
     U.S. government corporations and agencies                27,092              43,578
   Debt securities issued by states of the United States
    and political subdivisions of the states                  11,273               9,553
   Mortgage-backed securities                                 29,564              25,408

Held-to-maturity securities:
   Debt securities issued by states of the United States
     and political subdivisions of the states                     20                  25
   Mortgage-backed securities                                    549                 554

Federal Home Loan Bank stock                                   2,056               2,056
                                                             -------             -------

Total Securities                                             $70,698             $81,290
                                                             =======             =======

Loans
-----

         Competition for loans remains very aggressive in the market area of the Company. The Company's continuing efforts on new business development have resulted in the introduction of several new mortgage products. Total loans outstanding have increased to $124,270,000 at June 30, 1999 compared to $120,409,000 at December 31, 1998. This is an increase of $3,861,000. The following table represents the various categories of the loan portfolio comparing June 30, 1999 to December 31, 1998.

                                                    June 30, 1999     December 31, 1998
                                                    -------------     -----------------
                                                          (amountss in thousands)
Commercial, financial and agricultural                   $  9,190       $ 10,692
Real Estate-construction and land development               4,984          3,392
Real Estate-residential                                    82,876         80,451
Real Estate-commercial                                     15,901         14,909
Consumer                                                   10,693         10,430
Other                                                         626            535
                                                         --------       --------
Loans outstanding                                        $124,270       $120,409
                                                         ========       ========

Provisions and Allowance for Loan Losses
----------------------------------------

         The Company's allowance for loan losses represents amounts available to absorb potential losses in the existing portfolio. Management continually assesses the adequacy of the allowance in response to current and anticipated economic conditions, specific problem loans, historical net charge offs and the overall risk profile of the loan portfolio. A $60,000 provision to the allowance for possible loan losses was made during the first six months of 1999, the same as the comparable period of 1998. Nonaccrual loans were $794,000 at June 30, 1999 compared to $1,208,000 at December 31, 1998. Accruing loans past due 90 days or more were $74,000 at June 30, 1999 compared to $109,000 at December 31, 1998. Restructured loans were $791,000 at June 30, 1999 compared to $547,000 at December 31, 1998.

         The allowance for loan losses at December 31, 1998 was $1,260,000 or 1.05% of total loans outstanding. At

June 30, 1999, the allowance totaled $1,205,000 or .96% of the total loans outstanding. In management's judgement, the allowance for loan losses at June 30, 1999 is adequate to absorb probable losses in the existing portfolio.

Deposits
--------

         Deposits at June 30, 1999 totaled $164,000,000, up from the year to date average of $156,000,000. This is primarily the result of various business activities in the community which historically increase deposits during this time of year.

         The following table illustrates the composition of the Company's deposits at June 30, 1999 and December 31, 1998.


                                              June 30, 1999       December 31, 1998
                                                     (amounts in thousands)

Demand                                          $ 30,197                $ 27,435
NOW                                               17,240                  17,700
Money Market                                      43,788                  32,367
Savings                                           15,711                  14,819
Time                                              56,873                  60,830
                                                --------                --------
Total Deposits                                  $163,809                $153,151
                                                ========                ========

Borrowings
----------

         The Company uses arbitrage strategy to generate additional interest income. Funds are borrowed from the Federal Home Loan Bank and then invested at a rate of return higher than the borrowing cost. At June 30, 1999, total borrowings had decreased $10,762,000 to $30,358,000 when compared to December 31, 1998 as the result of a matured arbitrage. Management expects that it will continue to employ this type of arbitrage which is part of an interest rate strategy.

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

Interest Rate Risk
------------------

         Interest rate risk is defined as the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary financial objectives of the Company is to manage its interest rate risk and control the sensitivity of the Company's earnings to changes in interest rates in order to prudently improve net interest income and the Company's interest rate margins and manage the maturities and interest rate sensitivities of assets and liabilities. One method of monitoring interest rate risk is a gap analysis which identifies the differences between the amount of assets and the amount of liabilities which mature or reprice during specific time frames and the potential effect on earnings of such maturities or repricing opportunities. Model simulation is used to evaluate the impact on earnings of potential changes in interest rates. "Rate shock" is also used to measure earnings volatility due to immediate increase or decrease in market rates up to 200 basis points. The Company is slightly asset sensitive. The extent of the Company's asset sensitivity is consistent with parameters established by the Asset Liability Management Committee of the Board of Directors and is monitored by Management.

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

         The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank System which provides credit to its member banks. This enhances the liquidity position by providing a source of available borrowings. Additionally, federal funds and borrowings on repurchase agreements are available to fund short term cash needs. At June 30, 1999, the Company had approximately $23,486,000 in loan commitments and unadvanced funds outstanding. It is expected that these commitments will be funded primarily by deposits, loan repayments and maturing investments. The Company has ample liquidity to meet its present and foreseeable needs.

Capital
-------

         The Company's capital at June 30, 1999 totaled $20,244,000. This represents a decrease of $1,311,000 from the December 31, 1998 total capital of $21,555,000. Several items made up the net change since December 1998. Year to date earnings of $1,259,000 have been added to capital. Market conditions have resulted in a negative adjustment to unrealized holding gain/losses on available-for-sale securities of $1,207,000. Two quarterly dividends in 1999 have decreased capital $362,000. Lastly, in November 1998, the Company announced a stock repurchase program to acquire up to approximately 10% of the outstanding common stock of the Company. To date, the Company has repurchased 49,644 shares of stock which has resulted in a decrease in equity of $1,001,000. The capital ratios of the Company and the Bank exceed all applicable regulatory requirements and are adequate to continue to meet the foreseeable capital needs of the institution. Prudent and effective utilization of capital resources is likely to result in continued growth of the Company's base of earning assets and result in additional repurchases of common stock designed to improve returns on equity and per share earnings performance.

         The following reflects the Company's capital ratios at June 30, 1999, 1998 and 1997: (unaudited)

                                    Actual         Actual         Actual
                                 June 1999      June 1998      June 1997
                                 ---------      ---------      ---------

Total Risk-Based Capital            21.14%        22.92%         20.81%
Tier 1 Risk-Based Capital           19.95%        21.67%         19.59%
Leverage ratio                       9.96%        11.44%         11.13%


                                    Year 2000

Disclosure relating to "Year 2000"

The "Year 2000 issue" refers to a wide variety of potential computer issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

The State of the Company's Readiness

The Year 2000 issue creates risk for the Company from unforeseen problems in its computer systems and from Year 2000 issues with the Company's vendors, service providers and customers. A company-wide Year 2000 ("Y2K") program that includes a formal Y2K project plan continues to be utilized in addressing Y2K issues. The Plan is effectively supplemented by a Y2K budget, investment portfolio review, customer awareness plan, commercial loan plan, test plans and scripts, and Y2K contingency plans. Ensuring the continuing integrity of all technical systems and business processes into the Year 2000 is a top priority for the Company. Upgrades to all of the Company's business-critical systems have been completed and all business-critical applications have tested satisfactorily.

The Company has substantially completed the remediation of its network hardware, personal computers and operating systems. The server located in our branch in Salisbury, Connecticut has been replaced with a "Y2K" compliant server. The Company continues to upgrade and test application software as vendors provide new releases.

The Company's mission critical service providers and software vendors have provided remediated products, allowing the Company to substantially complete the validation process. The majority of non-mission critical software vendors have also delivered remediated products, allowing the Company to substantially complete its testing. The testing results of our mission critical service providers and software vendors have been validated by an independent party contracted by the Company.

The Company notes that it is dependent on certain unrelated third parties for the conduct of its business, such as telecommunications, energy providers, the Federal Reserve payment system and the automated clearinghouse system. Although the Company is monitoring these parties' progress and Year 2000 readiness, there are few, if any, alternatives for obtaining these services.

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

The Company has reviewed the risks created by potential business interruptions suffered by the Company's major business counter parties. An adequate process has been established and implemented to evaluate and assess Year 2000 efforts of Funds Takers (primarily borrowers), Funds Providers (depositors and other funding sources), and Capital

Markets Counter parties (trading counter parties and fiduciary relationships). The Company continues to monitor these risks through the year 1999.

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

The Costs to Address the Company's Year 2000 Issues

Costs to modify computer systems have been, and will continue to be expended as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company's budget for Y2K related expenses in 1999 is $50,000. As of June 30, 1999 the Bank has expended $29,096.

Although the Company does not specifically monitor the cost of internal resources diverted to the Year 2000 project, these costs have consumed, and can be expected to continue to consume, a substantial amount of time of key staff. Management will fund these Year 2000 costs from normal cash flow.

The Company's Contingency Plans

The Company has a Year 2000 business resumption plan that helps supplement the Company's comprehensive Disaster Recovery Policy and Program as a part of the Company's contingency planning. The Company has developed a business resumption plan, contingency plans and procedures to address foreseeable contingencies which may result from Year 2000 related risks. The Company has substantially completed its business resumption contingency planning efforts. The Company plans on validating its contingency plans throughout the third quarter of 1999 and will update its plans as necessary throughout the remainder of 1999. While implementation of the business resumption plan is not expected to be necessary, it will ensure the Company provides a minimum level of acceptable service and has the ability to process transactions and service its customers, under circumstances in which a Year 2000 problem actually occurs.

To strengthen the contingency initiative, the Company has an auxiliary power generator at our branch office in Sharon, Connecticut. Management anticipates using this location as a provisional operations center for the duration of Year 2000 failure scenarios, if any. Management plans to re-deploy staff resources, as necessary during this period, to help assure manual completion of critical operational activities. There can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

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

Part II--OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds- Not applicable

Item 3. - Defaults Upon Senior Securities - Not applicable


Item 4. - Submission of Matters to a Vote of Security Holder

         The Annual Meeting of Shareholders of Salisbury Bancorp, Inc. (The "Company"), the holding company for Salisbury Bank and Trust Company (the "Bank") was held on Saturday, May 22, 1999. Shareholders voted on the election of directors and the ratification of the appointment of independent auditors.

         The results of the votes of shareholders regarding each proposal are set forth below:

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

         Each of the two nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve a three (3) year term until their successors are elected and qualified.

         The vote for electing nominees as directors was as follows:

                                                                   Withholding
                                            For                    Authority

John R. H. Blum    Number of Shares:        1,255,165              14,076
                   Percentage of
                   Shares Voted:            98.9%                  1.1%
                   Percentage of Shares
                   Entitled to Vote:        83.1%                  1.0%

                                                                   Withholding
                                            For                    Authority

Louise F. Brown    Number of Shares:        1,254,397              14,844
                   Percentage of
                   Shares Voted:            98.8%                  1.2%
                   Percentage of Shares
                   Entitled to Vote:        83.1%                  1.0%

                                   PROPOSAL 2
             RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Bank for the year ending December 31, 1999 was approved because the votes for such appointment exceeded the votes against such appointment.

         The votes to ratify the appointment by the Board of Directors of Shatswell,

                  MacLeod & Company, P.C. as independent auditors for the year ending December 31, 1999 was a follows:

                                                     For                Against             Abstain

                  Number of Votes:                   1,253,875              0                15,366
                  Percentage of Shares Voted:             98.8%             0                   1.2%
                  Percentage of Shares
                  Entitled to Vote:                       83.0%             0                   1.0%

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

         A.  Exhibits:
               Exhibit 27 - Financial Data Schedule

         B. Reports on Form 8-K:

            The Company filed a Form 8-K on May 25, 1999 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Saturday, May 22, 1999.

            The Form 8-K also reported that the Company's Board of Directors declared a quarterly cash dividend of $.12 per share to be paid on July 30, 1999 to shareholders of record as of June 30, 1999.

SALISBURY BANCORP, INC.

         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Salisbury Bancorp, Inc.

Date: August 10, 1999                   by   /s/ John F. Perotti
      ---------------                        ------------------------
                                             John F. Perotti
                                             President / Chief Executive Officer

Date: August 10, 1999                   by:  /s/ John F. Foley
      ---------------                        ----------------------
                                             John F. Foley
                                             Chief Financial Officer