Form 10-Q
period 1999-09-30
SALISBURY BANCORP INC
filed 1999-11-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999
                                                ------------------

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

                      Yes     [   ]         No     [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 22, 1999. 1,505,731

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS


Part I.        FINANCIAL INFORMATION                                    Page No.

Item 1.        Financial Statements:

               Consolidated Balance Sheets -- September  30, 1999 and
                    December 31, 1998 (unaudited)                             4

               Consolidated  Statements  of Income -- nine months and three
                    months ended September 30, 1999 and 1998 (unaudited)      5

               Consolidated Statements of Cash Flows -- nine  months ended
               September 30, 1999 and 1998 (unaudited)                        6

               Notes to Consolidated Financial Statements                     8

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    19

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                             20

Item 2.        Changes in Securities and Use of Proceeds                     20

Item 3.        Defaults Upon Senior Securities                               20

Item 4.        Submission of Matters to a Vote of Security Holders           20

Item 5.        Other Information                                             20

Item 6.        Exhibits and Reports on Form 8-K                              20

               Signatures                                                    21

                       Part I--FINANCIAL INFORMATION

                        Item 1. Financial Statements

                                           SALISBURY BANCORP, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                (amounts in thousands, except per share data)
                                                 (unaudited)

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             1999                    1998
ASSETS
   Cash & due from banks:
   Non-interest bearing                                                   $  5,563                $  5,525
   Interest bearing                                                          1,665                     409
   Federal funds sold                                                            0                   6,200
                                                                          --------                --------
               Cash and cash equivalents                                     7,228                  12,134
   Investment securities:
               Held to maturity securities                                     512                     579
               Available-for-sale securities                                79,713                  78,655
 Federal Home Loan Bank stock, at cost                                       2,056                   2,056
 Loans:
      Commercial, financial and agricultural                                 8,717                  10,692
      Real estate-construction and land development                          4,035                   3,392
      Real estate-residential                                               84,905                  80,451
      Real estate-commercial                                                15,586                  14,909
      Consumer                                                              10,947                  10,430
      Other                                                                    575                     535
      Allowance for  loan losses                                            (1,109)                 (1,260)
      Unearned income                                                           (5)                     (6)
                                                                          --------                --------
          Net loans                                                        123,651                 119,143

   Bank premises & equipment                                                 2,291                   2,400
   Other real estate owned                                                     180                     180
   Accrued interest receivable                                               1,424                   1,383
   Other assets                                                              1,403                     696
               Total Assets                                               $218,458                $217,226
                                                                          ========                ========

LIABILITIES
   Deposits:
   Demand                                                                 $ 30,971                $ 27,435
   Savings & NOW                                                            29,402                  32,519
   Money Market                                                             36,914                  32,367
   Time                                                                     57,843                  60,830
                                                                          --------                --------
               Total deposits                                              155,130                 153,151
   Federal Home Loan Bank advances                                          42,038                  41,120
   Other liabilities                                                         1,083                   1,400
                                                                          --------                --------
               Total liabilities                                           198,251                 195,671

Shareholders' equity:
   Common stock, par value $.10 per share;
        Authorized 3,000,000 shares
        Issued and outstanding shares: 1,506,131 at September 30, 1999
           and 1,556,286 at December 31, 1998                                  151                     156
       Authorized not issued shares: 1,493,869 at September 30,1999 and 1,443,714 at December 31, 1998
   Additional paid-in capital                                                3,819                   4,882
   Retained earnings                                                        17,555                  16,160
 Accumulated other comprehensive income                                     (1,318)                    357
                                                                          --------                --------
               Total shareholders' equity                                   20,207                  21,555
                                                                          --------                --------
               Total liabilities and shareholders' equity                 $218,458                $217,226
                                                                          ========                ========

The accompanying notes are an integral part of these consolidated financial statements.

                                             SALISBURY BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                  (amounts in thousands, except per share data)
                                           September 30, 1999 and 1998
                                                   (unaudited)

                                                                     Nine Months Ended       Three Months Ended
                                                                        September 30           September  30
                                                                     ------------------      ------------------
                                                                      1999       1998        1999         1998
                                                                      ----       ----        ----         ----
Interest and dividend income:
   Interest and fees on loans                                       $ 7,164     $ 7,112     $ 2,433     $ 2,367
Interest and dividends on securities:
       Taxable                                                        2,808       2,133       1,001         744
        Tax-exempt                                                      409         296         152          97
Dividends on equity securities                                           90          44          34          15
Other interest                                                          290         306         106         145
                                                                    -------     -------     -------     -------
               Total interest and dividend income                    10,761       9,891       3,726       3,368
Interest expense:
   Interest on deposits                                               3,636       3,863       1,210       1,308
     Interest on Federal Home Loan Bank advances                      1,314         426         490         166
                                                                    -------     -------     -------     -------
               Total interest expense                                 4,950       4,289       1,700       1,474
                                                                    -------     -------     -------     -------
               Net interest and dividend income                       5,811       5,602       2,026       1,894
Provision for loan losses                                                90          90          30          30
                                                                    -------     -------     -------     -------
               Net interest and dividend income after provision
               for loan losses                                        5,721       5,512       1,996       1,864
                                                                    -------     -------     -------     -------
Other income:
   Trust department income                                              803         763         242         246
   Service charges on deposit accounts                                  242         262          77          85
        Other income                                                    365         234         140          79
                                                                    -------     -------     -------     -------
               Total other income                                     1,410       1,259         459         410
                                                                    -------     -------     -------     -------

Other expense:
   Salaries and employee benefits                                     2,047       1,938         696         656
  Occupancy expense                                                     184         163          60          56
  Equipment expense                                                     334         310         109         100
  Data processing                                                       224         261          72         116
  Legal                                                                  71          89          11           8
  Formation expense                                                       0         134           0          67
  Other expense                                                       1,073         959         362         295
                                                                    -------     -------     -------     -------
               Total other expense                                    3,933       3,854       1,310       1,298
                                                                    -------     -------     -------     -------
               Income before income taxes                             3,198       2,917       1,145         976
Income taxes                                                          1,260       1,139         466         375
                                                                    -------     -------     -------     -------
               Net income                                           $ 1,938     $ 1,778     $   679     $   601
                                                                    =======     =======     =======     =======

Earnings per common share outstanding                               $  1.28     $  1.14     $   .45     $   .39
                                                                    =======     =======     =======     =======

Earnings per common share outstanding,
 assuming dilution                                                  $  1.28     $  1.13     $   .45     $   .38
                                                                    =======     =======     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                       SALISBURY BANCORP, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in thousands)
                            Nine months ended September 30, 1999 and 1998
                                             (unaudited)

                                                                                 1999           1998
                                                                                 ----           ----
Cash flows from operating activities:
   Net income                                                                  $  1,938      $  1,778
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                   90            90
        Depreciation and amortization                                               264           229
         Amortization, net of accretion of securities                               (35)           19
         Decrease in interest receivable                                            (41)          (19)
         Increase (decrease) in interest payable                                     34            (5)
         (Increase) decrease in cash surrender value of insurance policies            0            (9)
         (Increase) decrease in prepaid expenses                                     42           (21)
         Decrease )in accrued expenses                                              (26)          (52)
         (Increase) decrease in other assets                                          3          (304)
         Increase (decrease) in other liabilities                                  (325)          191
        Change in unearned income                                                     0            (5)
        Increase (decrease) in  taxes payable                                       113           186
                                                                               --------      --------

  Net cash provided by operating activities                                       2,057         2,078
                                                                               --------      --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                            0          (342)
  Purchase of available-for-sale securities                                     (48,567)      (27,121)
  Proceeds from sales of available-for-sale securities                           13,656        11,745
  Proceeds from maturities of available-for-sale securities                      31,348         3,583
  Proceeds from maturities of held-to-maturity securities                            67         1,076
  Net decrease ( increase) in loans                                              (4,619)       (1,173)
  Proceeds from sales of other real estate owned                                      0           100
  Capital expenditures                                                             (155)          (70)
  Recoveries of loans previously charged-off                                         21            22
                                                                               --------      --------

 Net cash used in investing activities                                           (8,249)      (12,180)
                                                                               --------      --------

                                                6

                                       SALISBURY BANCORP, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in thousands)
                            Nine months ended September 30, 1999 and 1998
                                             (unaudited)
                                             (continued)


                                                                               1999           1998
                                                                               ----           ----

Cash flows from financing activities:
   Net Increase (decrease) in demand deposits, NOW and savings accounts         4,966        (4,508)
   Net (decrease) increase in time deposits                                    (2,987)       (1,686)
   Advances from Federal Home Loan Bank                                        12,000        24,000
   Principal payments on advances from Federal Home Loan Bank                 (11,082)       (6,005)
   Dividends paid                                                                (543)         (510)
   Issuance of common stock                                                         0            68
   Net repurchase of common stock                                              (1,068)         (416)
                                                                             --------      --------

   Net cash provided by (used in) financing activities                          1,286        10,943
                                                                             --------      --------

Net (decrease) increase in cash and cash equivalents                           (4,906)          841
Cash and cash equivalents at beginning of period                               12,134        11,673
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $  7,228      $ 12,514
                                                                             ========      ========


Supplemental disclosures:
   Interest paid                                                             $  4,984      $  4,294
   Income taxes paid                                                              929           999
   Transfer of loans to other real estate owned                                     0           195



The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2 -COMPREHENSIVE INCOME
----------------------------

Effective January 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities.

Comprehensive Income

                                       Three months ended              Nine months ended
                                            September 30,                September 30,
                                       1999           1998        1999          1998
                                       ----           ----        ----          ----
Net income                             $679           $601        $1,938        $1,778
Net unrealized (losses) gains
 on securities during period           (468)           239        (1,675)          178
                                       -----          -----       -------       ------
Comprehensive income                   $211           $840        $  263        $1,956
                                       ====           ====        =======       ======

NOTE 3 - COMPUTATION OF EARNINGS PER SHARE
------------------------------------------

The Company has computed and presented earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Reconciliation of the numerators and the denominators of the basic and diluted per share computation for net income are as follows:

                                                          (Amounts in thousands, except per share data)
                                                                             (unaudited)
                                                                Income         Shares        Per-Share
                                                              (Numerator)   (Denominator)     Amount
                                                              -----------   -------------     ------
Nine months ended September  30, 1999
   Basic EPS
      Net income and income available to common stockholders     $1,938           1,515     $    1.28
      Effect of dilutive securities, options                                          0
                                                                 ------           -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $1,938           1,515     $    1.28
                                                                 ======          ======     =========
Nine months ended September  30, 1998
   Basic EPS
      Net income and income available to common stockholders     $1,778           1,561     $    1.14
      Effect of dilutive securities, options                                         11
                                                                 ------          ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $1,778           1,572     $    1.13
                                                                 ======          ======     =========
                                                          (Amounts in thousands, except per share data)
                                                                             (unaudited)

                                                                Income         Shares        Per-Share
                                                              (Numerator)   (Denominator)     Amount
                                                              -----------   -------------     ------
Three months ended September  30, 1999
   Basic EPS
      Net income and income available to common stockholders     $   679          1,508        $.45
      Effect of dilutive securities, options                                          0
                                                                 -------          -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $   679          1,508        $ .45
                                                                 =======          =====        =====
Three months ended September  30, 1998
   Basic EPS
      Net income and income available to common stockholders     $   601          1,555        $ .39
      Effect of dilutive securities, options                                         11
                                                                 -------         ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $   601          1,566        $ .38
                                                                 =======          =====        =====

                         Part I - FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview:
---------

               Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation is the holding company for Salisbury Bank and Trust Company, (the "Bank") which is located in Lakeville, Connecticut. The Company's sole business is the Bank which has three full service offices including a Trust department in the towns of Lakeville, Salisbury and Sharon, Connecticut.

               The following is Management's discussion of the financial condition and results of operations on a consolidated basis of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

               Net income for the nine months ended September 30, 1999 increased 9.0% to $1,938,000 or $1.28 per diluted share as compared to net income of $1,778,000 or $1.13 per diluted share for the nine months ended September 30, 1998. This 13.3% increase in earnings per diluted share is substantially attributable to the growth in the Company's base of earning assets and, to repurchases of common stock by the Company. The annualized return on equity for the nine month period ended September 30, 1999 increased to 12.5% as compared to 11.3% for the same nine month period in 1998.

               Total assets at September 30, 1999 were $218,458,000 compared to $196,466,000 at September 30, 1998. Although the Company's asset size has grown, asset quality is monitored on a regular basis. During this period, nonperforming loans decreased to $1,090,000 from $1,848,000. This is a 41.0% decrease. Nonperforming assets similarly were reduced $878,000 or 40.9% to $1,270,000 from the previous year total of $2,148,000. As a result, at September 30, 1999 nonperforming assets represented 0.6% of total assets as compared with 1.1% at September 30, 1998. This additional income in combination with management's continuing efforts to control operating expenses have resulted in the overall increase in earnings when comparing the first nine months of 1999 to the same period in 1998.

               As a result of the Company's financial performance, the Board of Directors declared a third quarter cash dividend of $.12 per common share. This compares to an $.11 per common share third quarter dividend a year ago. Year to date cash dividends total $.36 per common share, an increase of 9.1% over the 1998 year to date dividend of $.33 per common share at September 30, 1998.

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Results of Operations
---------------------
Net Interest Income
-------------------

               For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Nine months ended September 30,                  1999        1998        1997
                                               -------     -------     -------
Interest Income                                $10,761     $ 9,891     $ 9,396
(financial statements)
Tax Equivalent Adjustment                          211         152          99
                                               -------     -------     -------
   Total interest income (on an FTE basis)      10,972      10,043       9,495
Interest Expense                                (4,950)     (4,289)     (4,220)
                                               -------     -------     -------
Net Interest Income-FTE                        $ 6,022     $ 5,754     $ 5,275
                                               =======     =======     =======

Net interest and dividend income (interest and dividend income less interest expense) on an FTE basis before the provision for loan losses for the nine months ended September 30, 1999 increased by $268,000 to $6,022,000, an increase of 4.7% when comparing the same period in 1998, and an increase of $479,000 or 9.1% when comparing 1998 to 1997. The increase is partially the result of an increase in earning assets, primarily in loans outstanding as well as an improved net interest margin which had decreased earlier in the year before interest rates began moving upward.

               Interest expense for the first nine months of 1999 totaled $4,950,000 compared to $4,289,000 and $4,220,000 respectively for the comparable periods in 1998 and 1997.

               Generally, lower rates and a change in deposit mix have resulted in a decrease in interest expense on deposits of $227,000 to $3,636,000 at September 30, 1999. This compares to $3,863,000 and $3,972,000 for the same periods in 1998 and 1997.

               Interest expense on borrowed funds however has increased $888,000 to $1,314,000 for 1999 compared to $426,000 in 1998 and $248,000 in 1997. This is the result of increased Federal Home Loan Bank borrowings to $42,038,000 from a September 30, 1998 total of $23,492,000. These increased borrowings are the results of an interest rate strategy designed to increase interest income and a strategy directed at providing the Company with competitive fixed rate mortgage products. The interest rate paid for funds for the first nine months of 1999 was 4.07% compared to $4.14% in 1998.

               Overall net interest income (on an FTE basis) increased $268,000 to $6,022,000 at September 30, 1999 compared to $5,754,000 and $5,275,000 for the same comparable periods of 1998 and 1997.

Noninterest Income
------------------

               Noninterest  income  increased from $1,259,000 for the first nine months in 1998 to $1,410,000 for the first nine month period in 1999. This is an increase of 12.0%. Trust Department income increased 5.2% to $803,000. This reflects the continued growth in the Trust Department. Service charges and other income increased $111,000 or 22.4% to $607,000 at September 30, 1999. This is primarily the result of a higher volume of transactions from deposit accounts and from our newest service-INVEST Financial Services. INVEST assists individuals and business entities in achieving their financial objectives through a no-cost financial planning process that analyses their circumstances, identifies their goals and makes specific suggestions to accomplish their goals. These suggestions may be implemented if clients so choose, through a comprehensive range of carefully selected mutual funds, stocks, bonds, annuities, life insurance and other investment products offered by INVEST.

Noninterest Expense
-------------------

               Noninterest expense increased 2.1% to $3,933,000 for the nine months ended September 30, 1999 compared to $3,854,000 for the corresponding period in 1998. Salaries and employee benefits totaled $2,047,000 for the nine month period ended September 30, 1999 compared to $1,938,000 for the same period in 1998. This increase of 5.6% can be attributed to changes in staff and increased cost of benefits. Occupancy expense increased $21,000 to $184,000. This is primarily the result of winter maintenance costs incurred last winter. Equipment expense increased $24,000 or 7.7% to $334,000 when comparing 1999 to 1998. Legal expense decreased 20.2% to $71,000. These reflect management's continuing efforts to control operating expenses. Other expenses increased $114,000 or 11.9% to $1,073,000 from $959,000. This increase resulted from normal operating activities.

Income Taxes
------------

               The income tax provision for the nine months ended September 30, 1999 totaled $1,260,000 in comparison to $1,139,000 in 1998. This increase reflects an increase in taxable income.


                      THREE MONTHS ENDED SEPTEMBER 30, 1999
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Interest Income
-------------------

               Net interest and dividend income increased 7.0% to $2,026,000 compared to $1,894,000 for the corresponding three month period in 1998. While a rising rate environment and an increase in the size of the loan portfolio were contributing factors, the increase in net interest income was primarily the result of an increase of 16.4% in the size of the investment portfolio.

               Interest expense on deposits decreased $98,000 when comparing the third quarter of 1999 to that of 1998. This is primarily the result of changes in deposits. Deposits increased during the third quarter of 1998 and decreased during the third quarter of 1999 and the mix of deposits changed as well.

               Interest expense on Federal Home Loan Bank advances increased to $490,000 from $166,000. This increase of $324,000 is the result of an increase in borrowings. The market condition presented an opportunity to replace an investment arbitrage strategy that had matured earlier in the year.

Loan Loss Provisions
--------------------

               The provision for loan losses for the third quarter of 1999 and 1998 was $30,000 each quarter. A total of $137,000 of loans were charged off during the quarter and a total of $11,000 was recovered on previously charged off loans. During the same period in 1998, a total of $37,000 of loans were charged off and recoveries totaled $7,000. The charge offs of both periods consisted of residential and consumer loans. Management does not view this increase in charged off loans as a trend.

Noninterest Income
------------------

               Noninterest income increased 12.0% or $49,000 to $459,000 for the quarter ended September 30, 1999 as compared to $410,000 for the same quarter in 1998. This is primarily the result of increased transaction volume from deposit accounts and from our newest service-INVEST Financial Services.

Noninterest Expense
-------------------

               Noninterest expense increased $12,000 to $1,310,000 for the period ended September 30, 1999 compared to $1,298,000 for the corresponding period in 1998. Changes in staff and increased benefit costs attributed to an increase in salaries and benefits of $40,000 or 6.1%. Occupancy expense increased $4,000 to $60,000 and legal expense increased $3,000 to $11,000 for the quarters being compared. Equipment and data processing expenses decreased 16.2% to $181,000 in 1999 compared to an expense of $216,000 in 1998. The increase in other expenses reflect normal operating activities.

Income Taxes
------------

               The income tax provision for the three months ended September 30, 1999 totaled $466,000 in comparison to an income tax provision of $375,000 for the same period in 1998. This increase reflects an increase in taxable income.

Net Income
----------

               Net income for the three months ended September 30, 1999 totaled $679,000 compared to $601,000 for the same three month period in 1998. This increase of $78,000 or 13.0% can be attributed to an increase in earning assets as well as management's continuing efforts to control operating expenses.

                               Financial Condition
                               -------------------

               Total assets increased from $217,226,000 at December 31, 1998 to $218,458,000 at September 30, 1999. Increases in investments for sale and the loan portfolio were primarily funded by the growth experienced by an increase in deposits as well as a small increase in Federal Home Loan Bank advances during the first nine months of 1999. This compares to total assets of $196,466,000 at September 30, 1998. This growth in assets has enhanced the earnings opportunities for the Company.

Securities
----------

               As of September 30, 1999, the Company's total securities portfolio amounted to $82,281,000 for an increase of $991,000 from December 31, 1998. The increase is primarily due to continued purchases of securities available-for- sale that are offsets to principal repayments in the mortgage-backed portfolio, maturing securities and a lower Federal Funds sold position. The net unrealized loss on securities available-for-sale, net of tax effect totaled ($1,318,000) at September 30, 1999 compared to a gain of $357,000 at December 31, 1998. The decrease is attributable to a movement in interest rates and the activity in the stock market. The following table presents the carrying value of the portfolio available-for-sale and held to maturity securities at September 30, 1999 and December 31, 1998.

                                                                   September 30, 1999     December 31, 1998
                                                                   ------------------     -----------------
                                                                              (amounts in thousands)
Available-for-sale securities:
   Equity securities                                                   $   124                  $   116
   Debt securities issued by the U.S. Treasury and other
     U.S. government corporations and agencies                          36,375                   43,578
   Debt securities issued by states of the United States
    and political subdivisions of the states                            12,591                    9,553
   Mortgage-backed securities                                           30,623                   25,408

Held-to-maturity securities:
   Debt securities issued by states of the United States
     and political subdivisions of the states                               20                       25
   Mortgage-backed securities                                              492                      554

Federal Home Loan Bank stock                                             2,056                    2,056
                                                                       -------                  -------

Total Securities                                                       $82,281                  $81,290
                                                                       =======                  =======

Loans
-----

               The following table shows the composition of the Company's loan portfolio at September 30, 1999 and December 31, 1998.

                                                 September 30, 1999     December 31, 1998
                                                 ------------------     -----------------
                                                             (amounts in thousands)
Commercial, financial and agricultural                 $  8,717                $ 10,692
Real Estate-construction and land development             4,035                   3,392
Real Estate-residential                                  84,905                  80,451
Real Estate-commercial                                   15,586                  14,909
Consumer                                                 10,947                  10,430
Other                                                       575                     535
                                                       --------                --------
Loans outstanding                                      $124,765                $120,409
                                                       ========                ========

               Competition for loans remains very aggressive in the market area of the Company. The Company's continuing efforts to enhance loan opportunities has resulted in the introduction of several new mortgage products. Total loans have increased $4,356,000 to $124,765,000 at September 30, 1999 compared to $120,409,000 at December 31, 1998.

Provisions and Allowance for Loan Losses
----------------------------------------

               The provision for loan losses for the nine months ended September 30, 1999 was $90,000, which is the same as the comparable period in 1998. At September 30, 1999, the allowance for loan losses was $1,109,000 representing
 .9% of total loans as compared to $1,260,000 or 1.0% at December 31, 1998. Nonperforming loans have decreased 41.5% to $1,090,000 from their year end total of $1,864,000. The ratio of allowance for loan losses to nonperforming loans equaled 100.1% at September 30, 1999 compared to 67.6% at December 31, 1998, the result of a decrease in nonperforming loans.

               During the first nine months of 1999, a total of $262,000 of loans were charged off compared to $79,000 charged off during the corresponding period in 1998. Management does not consider this indicative of any trend. Recoveries of previously charged off loans totaled $21,000 for the first nine months of 1999 compared to $22,000 for the same period in 1998.

               The allowance for loan losses is reviewed monthly to assess the adequacy of the allowance in response to current and anticipated economic conditions, specific problem loans, historical net charge offs and the overall risk profile of the loan portfolio. In management's judgement, the allowance is adequate to absorb probable losses in the existing portfolio.

Deposits and Borrowed Funds
---------------------------

               Total deposits increased $1,979,000 to $155,130,000 at September 30, 1999 from $153,151,000 at December 31, 1998. This increase was most pronounced in demand deposit accounts which increased $3,536,000. The mix of interest bearing deposits has changed during the first nine months and experienced a decline in overall balances of $1,557,000. This reflects a shift from maturity term deposits into core deposits without fixed maturities.

               The following table shows the composition of the Company's deposits at September 30, 1999 and December 31, 1998.

                                             September 30, 1999     December 31, 1998
                                             ------------------     -----------------
                                                       (amounts in thousands)

Demand deposit accounts                            $ 30,971             $ 27,435
NOW accounts                                         14,021               17,700
Money market deposit accounts                        36,914               32,367
Savings accounts                                     15,381               14,819
Certificates of deposit                              57,843               60,830
                                                   --------             --------
               Total deposits                      $155,130             $153,151
                                                   ========             ========

               At June 30, 1999, Federal Home Loan Bank borrowings were at $30,358,000. In order to enhance earnings opportunities, the Company funded a growth in total assets by increasing Federal Home Loan Bank borrowings to $42,038,000 which is a slight increase over December 31, 1998 borrowings of $41,120,000. This is the result of a strategy designed to increase interest income.

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

Interest Rate Risk
------------------

               Interest rate risk is defined as the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary financial objectives of the Company is to manage its interest rate risk and control the sensitivity of the Company's earnings to changes in interest rates in order to prudently improve net interest income and the Company's interest rate margins and manage the maturities and interest rate sensitivities of assets and liabilities. One method of monitoring interest rate risk is a gap analysis which identifies the differences between the amount of assets and the amount of liabilities which mature or reprice during specific time frames and the potential effect on earnings of such maturities or repricing opportunities. Model simulation is used to evaluate the impact on earnings of potential changes in interest rates. "Rate shock" is also used to measure earnings volatility due to immediate increases or decreases in market rates up to 200 basis points.

               At September 30, 1999, the Company was slightly liability sensitive. The extent of the position is consistent with parameters established by the Asset Liability Policy and is monitored by Management.

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

               The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank System which provides credit to its member banks. This enhances the liquidity position by providing a source of available borrowings. Additionally, federal funds and borrowings on repurchase agreements are available to fund short term cash needs. At September 30, 1999, the Company had approximately $24,857,000 in loan commitments and unadvanced funds outstanding. It is expected that these commitments will be funded primarily by deposits, loan repayments and maturing investments. The Company has ample liquidity to meet its present and foreseeable needs.

Capital
-------

               At September 30, 1999, the Company had $20,207,000 in shareholder equity compared to $21,555,000 at December 31, 1998. This represents a decrease of $1,348,000. Several items made up the net change since December 1998. Year to date earnings of $1,938,000 have increased capital. Market conditions have resulted in a negative adjustment to unrealized holding losses/gains on available-for-sale securities of $1,675,000. Three quarterly dividends in 1999 have decreased capital $543,000 and the stock repurchase plan that began in November 1998 to acquire up to approximately 10% of the outstanding common stock of the Company has resulted in a decrease in capital of $1,068,000. Overall, the Company's has repurchased 53,055 shares of stock. The capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution. Prudent and effective utilization of capital resources is likely to result in continued growth of the Company's base of earning assets and result in additional repurchases of common stock designed to improve returns on equity and per share earnings performance.

               The following reflects the Company's capital ratios: (unaudited)

                              Actual                Actual             Actual
                              September 1999        September 1998     September 1997
                              --------------        --------------     --------------
Total Risk-Based Capital      21.38%                20.13%                 22.14%
Tier 1 Risk-Based Capital     20.28%                18.85%                 20.89%
Leverage ratio                 9.80%                 9.91%                 11.24%

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

The Costs to Address the Company's Year 2000 Issues

Costs to modify computer systems have been, and will continue to be expended as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company's budget for Y2K related expenses in 1999 is $50,000. As of September 30, 1999 the Bank has expended $38,880.

Although the Company does not specifically monitor the cost of internal resources diverted to the Year 2000 project, these costs have consumed, and can be expected to continue to consume, a substantial amount of time of key staff. Management will fund these Year 2000 costs from normal cash flow.

The Company's Contingency Plans

The Company has a Year 2000 business resumption plan that helps supplement the Company's comprehensive Disaster Recovery Policy and Program as a part of the Company's contingency planning. The Company has developed a business resumption plan, contingency plans and procedures to address foreseeable contingencies which may result from Year 2000 related risks. The Company has substantially completed its business resumption contingency planning efforts and will be refining these until year-end. The Company has successfully validated its contingency plans. Contingency plans will be updated as necessary throughout the remainder of 1999. While implementation of the business resumption plan is not expected to be necessary, it will ensure the Company provides a minimum level of acceptable service and has the ability to process transactions and service its customers, under circumstances in which a Year 2000 problem actually occurs.

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

Item 4. - Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. - Other Information - Not applicable

Item 6 -  Exhibits and Reports on Form 8-K

               A.  Exhibits: Exhibit 27-Financial Data Schedule

               B. Reports on Form 8-K:

               The Company filed a Form 8-K on September 2, 1999 to report that the Company's Board of Directors declared a quarterly cash dividend of $.12 per share to be paid on October 29, 1999 to shareholders of record as of September 30, 1999.

                             SALISBURY BANCORP, INC.



               Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Salisbury Bancorp, Inc.

Date: November 12, 1999              By   /s/ John F. Perotti
     --------------------                 -------------------
                                          John F. Perotti
                                          President / Chief Executive Officer

Date: November 12, 1999              By:  /s/ John F. Foley
     --------------------                 -----------------
                                          John F. Foley
                                          Chief Financial Officer