Form 10-K
period 1999-12-31
SALISBURY BANCORP INC
filed 2000-03-30
CIK 1060219

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

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 3, 2000, the aggregate  market value of the  outstanding  common stock,
exclusive   of  the  shares  held  by   affiliates   of  the   registrant,   was
$24,155,779.75.

The number of shares outstanding of the registrant's common stock, $.10 par value, was 1,498,179 at March 3, 2000.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS
                                                                           Page
Part I
         Item 1 - Business                                                   3

(a)      General Development of the Business                                 3
(b)      Financial Information about Industry Segments                       3
(c)      Narrative Description of Business                                   4
(d)      Financial Information about Foreign and Domestic
         Operations and Export Sales                                         8

         Item 2 - Properties                                                13

         Item 3 - Legal Proceedings                                         14

         Item 4 - Submission of Matters to a Vote of Security Holders       14

Part II
         Item 5 - Market for Registrant"s Common Equity and
                  Related Stockholder Matters                               14

(a)      Market Information                                                 14
(b)      Holders                                                            14
(c)      Dividends                                                          14

         Item 6 - Selected Financial Data                                   15

         Item 7 - Management"s Discussion and Analysis of
                  Financial Condition and Results of Operations             16

         Item 7A- Quantitative and Qualitative Disclosures
                  about Market Risk                                         28

         Item 8 - Financial Statements and Supplementary Data               28

         Item 9 - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    30

Part III

         Item 10 -Directors and Executive Officers of the Registrant        30

         Item 11 -Executive Compensation                                    32

         Item 12 -Security Ownership of Certain Beneficial Owners
                  and Management                                            34

         Item 13-Certain Relationships and Related Transactions             35

Part IV
         Item 14 - Exhibits, Financial Statements and Reports on Form 8-K   35

Signatures                                                                  37

PART I

ITEM 1.  BUSINESS

(a)      General Development of the Business

Salisbury Bancorp, Inc. (AMEX:SAL) (the "Company") is a Connecticut corporation that was formed in 1998. Its primary activity is to act as the holding company for its sole subsidiary, the Salisbury Bank and Trust Company (the "Bank") which accounts for most of the Company"s net income. The Bank assumed its present name in 1925 following the acquisition by the Robbins Burrall Trust Company of the Salisbury Savings Society. The Robbins Burrall Trust Company was incorporated in 1909 as the successor to a private banking firm established in 1874. The Salisbury Savings Society was incorporated in 1848. The Bank is chartered as a state bank and trust company by the State of Connecticut and its deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act. The Bank"s main office is at 5 Bissell Street, Lakeville, Connecticut 06039. Its telephone number is (860) 435-9801.

The Bank serves its customers from its three (3) offices which are located in Lakeville, Salisbury and Sharon, Connecticut. Substantially, all of the Bank"s customers reside in or maintain their principal offices in Litchfield County, Connecticut or in Dutchess County or Columbia County, New York or in Berkshire County, Massachusetts.

(b)      Financial Information about Industry Segments

The Company's products and services are all of the nature of commercial banking.

         Lending

Lending is the principal business of the Bank and loans represent the largest portion of the Bank's assets. The portfolio consists of many types of loans. These include residential mortgages, home equity lines of credit, monthly installment loans for consumers as well as commercial loans which include lines of credit, short term loans, Small Business Administration ("SBA") loans and real estate loans for business customers.

The primary lending activity has been the origination of first mortgage loans for the purchase, refinance or construction of residential properties in the Bank"s market area. The Bank has also increased its lending activity through home equity loans. Loans secured by mortgages on a borrower's principal residence are generally viewed as the least vulnerable to major economic changes and at the same time provide a significant yet relatively stable source of interest income. Presently, loans are maintained in the Bank"s portfolio and are completely serviced by the Bank.

The Bank also originates a variety of other loans for consumer and business purposes. Although these loans represent a smaller percentage of the total loan portfolio, the Bank is in a position of being a full service retail lender to its consumers and a full service commercial lender to its business customers.

         Investments

The Company"s investment portfolio is also an important component of the Balance Sheet. It provides a source of earnings in the form of interest and dividends. It also plays a role in the interest rate risk management of the Company and it provides a source of liquidity.

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities. At December 31, 1999, it totaled $78,715,000 which represents approximately 36.55% of total assets and it produced interest and dividend income of $4,588,000 for the year 1999 as compared with $3,432,138 for 1998.

         Deposits and Borrowings

The Bank"s primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build multiple account relationships with its customers. As a result, average daily deposits increased 2.60% to $157,454,000 during 1999.

The Bank is a member of the Federal Home Loan Bank of Boston. Borrowings totaled $39,712,000 at December 31, 1999 as compared with $41,120,000 at December 31, 1998.

For additional information relating to the asset, deposit and borrowing components of the Company, see Item 7, Management"s Discussion and Analysis and the accompanying Consolidated Financial Statements.

         Fiduciary

The Bank provides trust, investment and financial planning services to its customers.

The Bank has a full service Trust Department. Among the services offered are: custody and agency accounts, estate planning and estate settlement. Another service is that of serving as Guardian or Conservator of estates and managing the financial position of Guardianships or Conservatorships. Self directed IRAs and Pension plans are also offered.

Through a contracted relationship with INVEST Financial Services, the Bank assists individuals and business entities in achieving their financial objectives through a no-cost financial planning process that analyses their circumstances, identifies their goals and makes specific suggestions to accomplish their goals. These suggestions may be implemented if clients so choose, through a range of mutual funds, stocks, bonds, annuities, life insurance and other investment products offered by INVEST.

         All Others

The Company also offers safe deposit rentals, foreign exchange, a full menu of elective fund transfer services and other ancillary services to businesses and individuals.

(c)      Narrative Description of Business

Salisbury Bancorp, Inc. is a bank holding company, which as described above, has one subsidiary, Salisbury Bank and Trust Company, (the "Bank").

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

The banking business in the area served by the Bank is very competitive. Based on information published by the Federal Reserve Bank of Boston in June 1998, the Salisbury, Connecticut banking market consists of eight (8) commercial and savings banks with a total of twelve (12) banking offices. The Bank has a 44.74 percent market share of deposits in the market.

                             SALISBURY, CONNECTICUT
                       ALL INSTITUTIONS, BY TOTAL DEPOSITS

                                                     Number of    Dollars in       Total Deposits
                                                      Branches    Thousands          (Percent)
                                                      --------    ---------          ---------

l.  Salisbury Bancorp, Lakeville ....................    2       $148,000             44.74%
     (Salisbury Bank & Trust Company)                   (2)        ($148,000)           ---
2. Canaan National Bancorp, Canaan..................     1       $ 48,000             14.47%
    (Canaan National Bank)                              (1)        ($48,000)            ---
3. NewMil Bancorp, New Milford......................     2       $ 33,000              9.84%
    (New Milford Savings Bank)                          (2)       ($ 33,000)            ---
4. Iron Bancshares, Inc., Salisbury..................    3       $ 29,000              8.85%
    (National Iron Bank)                                (3)       ($ 29,000)            ---
5. Torrington Savings Bank...........................    1       $ 26,000              7.94%
6. People"s Mutual Holdings, Bridgeport............      1       $ 20,000              6.12%
    (Peoples Bank)                                      (1)       ($ 20,000)            ---
7. Union Savings Bank...............................     1       $ 15,000              4.46%
8. Litchfield Bancorp................................    1       $ 12,000              3.58%
--                                                      --       --------              ----


    All Commercial Banking and Thrift Organizations     12       $331,000            100.00%

Herfindahl-Hirschman Index:        2,520
Three Firm Concentration Ratio:       69.05%

Note: The table is based on June 30, 1998 deposit data. It reflects all mergers and bank holding company acquisitions completed by August 31, 1999.

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

The descriptions of the statutory provisions and regulations applicable to banks set forth below do not purport to be a complete description of such statutes and regulations and their effects on the Bank. Proposals to change the laws and regulations governing the banking industry are frequently introduced in
Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Bank"s future business and earnings are difficult to determine.

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

Regulation Y requires bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Company"s consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when:(i) the bank holding company"s capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

After decades of debate, in November of 1999, Congress passed and President Clinton signed legislation which repealed the restrictions that prohibited most affiliations among banking, securities, and insurance firms. The new law, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S.900), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies will be subject to oversight by the FRB, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies will have a less-restricted ability to purchase or establish nonbank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, for the first time, securities and insurance firms will be permitted to purchase full-service banks.

As a general rule, the individual entities within a financial holding company structure will be regulated according to the type of services provided-functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to deal with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner). A financial holding company that is itself an insurance provider will be subject to FRB oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies will be subject to FRB regulation. In addition to permitting financial services providers to enter new lines of business, the new law gives firms the freedom to streamline existing operations and potentially reduce costs.

The impact that Gramm-Leach-Bliley Act is likely to have on the Bank and the Company is difficult to predict. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

To qualify as a financial holding company, a bank holding company must certify to the Federal Reserve System that it and its subsidiary banks satisfy the requisite criteria of being "well-capitalized," "well-managed" and have a CRA rating of "satisfactory" or better. The Company meets all of the criteria to qualify as a financial holding company.

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

The Connecticut Banking Commissioner regulates the Bank"s internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, to open branch offices and to consummate merger transactions and other business combinations. The Connecticut Banking Commissioner conducts periodic examinations of the Bank. The Connecticut banking statutes also restrict the ability of the Bank to declare cash dividends to its shareholders.

Subject to certain limited exceptions, loans made to any one obligor may not exceed 15% of the Bank"s capital, surplus, undivided profits and loan reserves. In addition, under Connecticut law, the beneficial ownership of more than 10% of any class of voting securities of a bank may not be acquired by any person or groups of persons acting in concert without the approval of the Connecticut Banking Commissioner.

FDIC Regulation

The FDIC insures the Bank"s deposit accounts in an amount up to $100,000 for each insured depositor. FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. A bank"s failure to meet the minimum capital and risk-based capital guidelines discussed below, would be considered to be unsafe and unsound banking practices. The Bank, as a Connecticut-chartered FDIC-insured bank, is regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of the Bank, and the Bank is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC.

FDIC insured banks, such as the Bank, pay premiums to the FDIC for the insurance of deposits.

Under FDIC regulations, FDIC-insured, state-chartered banks which are not members of the Federal Reserve System must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution"s offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions" CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of its last CRA examination, the Bank received a rating of "Outstanding". Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. Similarly, failure of a bank to maintain a CRA rating of "Satisfactory" or better would preclude it or its holding company from engaging in any new financial activities pursuant to the Gramm-Leach-Bliley Act. Insurance companies, investment counseling firms and other businesses and individuals actively compete with the Bank for personal and corporate trust services and investment counseling services.

Employees

The Company's current workforce at February 29, 2000 was 71 employees of whom 59 were full time and 12 were part time. The employees are not represented by a collective bargaining unit.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

The Company does not have any foreign business operations or export sales of its own. However, it does provide financial services including wire transfers and foreign currency exchange to other businesses involved in foreign trade.

      STATISTICAL DISCLOSURE REQUIRED PURSUANT TO SECURITIES EXCHANGE ACT,
                                INDUSTRY GUIDE 3

The statistical disclosures required pursuant to Industry Guide 3, not contained in Management"s Discussion and Analysis of Financial Condition and Results of Operations-contained herein, are presented on the following pages of this Report on Form 10-K.

                                                                  Page(s) of
Item of Guide 3                                                   This Report

I.       Distribution of Assets, Liabilities and Stockholders'
         Equity; Interest Rates and Interest Differential            17

II.      Investment Portfolio                                         9

III.     Loan Portfolio                                              10

IV.      Summary of Loan Loss Experience                             11
V.       Deposits                                                    22

VI.      Return on Equity and Assets                                 14

VII.     Short-Term Borrowings                                       12

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

(dollars in thousands)


                                                        1999        1998          1997
                                                        ----        ----          ----
Available-for-sale securities:
 (at fair value)
Equity securities                                    $    137    $    116     $    123
U.S. Treasury securities and other
   U.S. government corporations and agencies           33,290      43,578       33,175
Obligations of states and political subdivisions       12,379       9,553        6,983
Corporate securities                                        0           0           37

Mortgage-backed securities                             29,347      25,408        7,193
                                                       ------      ------        -----
                                                     $ 75,153    $ 78,655     $ 47,511
                                                     ========    ========     ========

Held-to-maturity securities
 (at amortized cost)

U.S. Treasury securities and other
   U.S. government corporations and agencies         $          $              $
Obligations of states and political subdivisions           0           25          857
Mortgage-backed securities                               489          554          915
                                                     ---------------------------------
                                                     $   489          579      $ 1,772
                                                     ---------------------------------
Federal Home Loan Bank stock                         $ 2,102    $   2,056      $   833
                                                     =================================

For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1999:


(dollars in thousands)
                                    Under            1-5               5-10             Over 10
                                    1 Year  Yield    Years    Yield    Years    Yield   Years    Yield    Total
                                    ---------------------------------------------------------------------------
Held-to-maturity
securities
(at amortized cost)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies         $     0          $    0            $     0           $    0           $    0
Obligations of state and
   political subdivisions

Mortgage-backed
 securities                                                                                 489   6.40%     489

Available-for-sale
securities
(at fair value)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies         $ 2,500  5.58%   $12,773   6.18%   $ 6,549    6.71%  $11,468   7.90%  $33,290

Obligations of state and
 political subdivisions                                203    7.46%     2,865    7.58%    9,311   8.09%  $12,379
Mortgage-backed
 securities                                          1,521    7.50%     2,831    6.01%   24,995   6.35%  $29,347

Loan Portfolio Analysis by Category
(dollars in thousands)

                                                                        December 31
                                           1999             1998           1997             1996          1995
                                       ---------------------------------------------------------------------------
Commercial, financial and               $   9,025       $  10,692       $  11,575       $  12,047       $  13,428
   agricultural
Real Estate-construction and                3,382           3,392           4,203           4,839           5,065
land development
Real Estate - residential                  86,680          80,451          77,336          75,756          71,283
 Real Estate-commercial                    15,324          14,909          13,355          13,607          13,948
Consumer                                   10,698          10,430          10,805          10,433           9,394
Other                                         364             535             655             743             139
                                       ---------------------------------------------------------------------------
                                          125,473         120,409         117,929         117,425         113,257
Allowance for possible loan losses         (1,160)         (1,260)         (1,226)         (1,242)         (1,160)
Unearned income                                 0              (6)            (12)            (34)            (14)
                                       ---------------------------------------------------------------------------
     Net loans                          $ 124,313       $ 119,143       $ 116,691       $ 116,149       $ 112,083
                                        ==========================================================================


There are no industry concentrations in the Bank"s loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                  Due after
                                                  Due in one     one year to   Due after
                                                 year of less    five years      five
                                                 ---------------------------------------
Commercial, financial,
 agricultural and real estate commercial          $5,215           $2,198        $16,936
Real estate-construction and land development      3,382                0              0
                                                 ---------------------------------------
                                                  $8,597           $2,198        $16,936

Maturities after
 One Year with:
  Fixed interest rates                                             $1,422        $ 5,984
 Variable interest rates                                              776         10,952
                                                                   $2,198        $16,936

Nonaccrual, Past Due and Restructured Loans

At December 31, 1999, approximately 78% of nonaccrual loans are secured by 1-4 family residential properties. There is one loan 90 days past due and still accruing as it is scheduled to be brought current during the first quarter of 2000. There is only one restructured loan and it is secured by a 1-4 family residential property. When a mortgage loan becomes 90 days past due, and there is not sufficient collateral to cover the principal and accrued interest, the Bank stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate. Other types of loans are generally charged off if they become 90 days or more delinquent

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                                December 31
                                            1999       1998         1997        1996        1995
                                          -------------------------------------------------------
Nonaccrual                                $  473      $1,208      $1,328      $1,316      $1,793
90 days or more past due                      10         109         279          49           8
Restructured loans                            12         547         764       1,547       2,003
                                          -------------------------------------------------------
Total nonperforming  loans                $  495      $1,864      $2,371      $2,912      $3,804
                                          ======================================================
Total nonperforming loans as per-
 centage of the total loan portfolio       0.39%       1.55%       2.01%       2.48%       3.36%
Allowance for credit losses as a per-
 centage of  nonperforming loans         234.34%      67.60%      51.71%      42.65%      30.49%


                   Information with respect to non-accrual and
                  restructured loans at December 31, 1999, 1998
                             and 1997 is as follows:

(dollars in thousands)                                                        Year Ended December 31

                                                                          1999         1998        1997
                                                                          -----------------------------
Interest income that would have been recorded under original terms        $37          $83         $84
Gross interest recorded                                                    11            8           7
Foregone interest                                                         $26          $75         $77

Summary of Loan Loss Experience
(dollars in thousands)

                                                                   Year Ended December 31

                                          1999             1998             1997             1996              1995
                                        --------------------------------------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year      $1,260           $1,226           $1,242            $1,160            $1,309
                                        --------------------------------------------------------------------------------
Charge-offs:
   Commercial, financial and
      agricultural                           1                7                 0               19               144
   Real estate mortgage                    243               53                38              160               262
   Consumer                                 25               52                66               67                22
      Total charge-offs                    269              112               104              246               428

Recoveries:
   Commercial, financial and
       agricultural                         0                 0               11                27                 2
   Real estate mortgage                    19                13                7                 7                 4
   Consumer                                30                13               20                19                23
       Total recoveries                    49                26               38                53                29
Net charge-offs                           220                86               66               193               399
Provisions charges to operations          120               120               50               275               250
Balance at end of year                 $1,160            $1,260           $1,226            $1,242            $1,160
Ratio of net charge-offs to
  average loans outstanding            .18%              .07%              .06%             .17%              .36%
Ratio of allowance for loan losses
  to year end loans                    .93%             1.05%             1.04%            1.07%             1.02%

Allocation of the Allowance for Loan Losses
(dollars in thousands)

                                        December 31, 1999       December 31, 1998        December 31, 1997
                                    --------------------------------------------------------------------------------
                                           Percent of              Percent of                Percent of
                                            Loans to                Loans to                  Loans to
                                       Amount Total Loans      Amount Total Loans           Amount Total
Loans
Commercial, financial and
   agricultural                     $   160    7.19%          $   182     8.88%         $  190       9.82%
Real estate construction                  0    2.70%                0     2.82%              0       3.56%
   and land development

Real estate mortgage                    941   81.30%              982    79.20%            941      76.90%
Consumer                                 58    8.52%               95     8.66%             94       9.16%
Other loans                               1     .29%                1      .44%              1        .56%
                                    --------------------------------------------------------------------------------
Total allowance                      $1,160  100.00%           $1,260   100.00%         $1,226     100.00%
                                    ================================================================================

Provisions to the allowance for possible loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgement of the amount necessary to cover possible losses on the collection of loans. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.


Short-Term Borrowings
(dollars in thousands)                                     December 31
                                                 1999        1998       1997
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                  5.19%       5.01%      6.37%
    For the year                                 5.19%       6.02%      6.59%
Average amount outstanding during the year       $35,954     $15,267    $5,191
Maximum amount outstanding at any month          $42,038     $41,120    $6,000
Amount outstanding at year end                   $39,712     $41,120    $5,497

ITEM 2.  PROPERTIES

The Company is not the owner or lessee of any properties. The Bank does not lease any properties. The properties described below are owned by the Bank.

The Bank serves its customers from its three offices which are located in Lakeville, Salisbury and Sharon, Connecticut. The Bank's trust department is located in a separate building adjacent to the main office of the Bank.

The following table includes all property owned by the Bank, but does not include Other Real Estate Owned.

         OFFICES                    LOCATION                     STATUS

         Main Office             5 Bissell Street                 Owned
                             Lakeville, Connecticut

         Trust Department       19 Bissell Street                 Owned
                             Lakeville, Connecticut

         Salisbury Office        18 Main Street                   Owned
                             Salisbury, Connecticut

         Sharon Office            29 Low Road                     Owned
                              Sharon, Connecticut

ITEM 3.  LEGAL PROCEEDINGS -

Other than routine litigation incidental to its business, there are no material legal proceedings pending to which the Company, Bank, or their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company"s 1999 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

(a)      Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low closing sales prices of the Company's common stock. For the first and second quarters of 1998 and up to August 24, 1998 which is when the Company's stock began trading on the AMEX, the stock prices were reported by Smith Barney, Inc. and A. G. Edwards & Sons, Inc. Beginning August 24, 1998, all stock prices for each quarterly period were reported by the American Stock Exchange. Market information and dividends reported have been adjusted to reflect the six for one stock exchange described in Note 1 of the Consolidated Financial Statements.

                                         1999 Quarters                               1998 Quarters
                             --------------------------------------     ----------------------------------------
                             4th       3rd        2nd        1st            4th       3rd        2nd        1st
                             --------------------------------------     ----------------------------------------
Range of Stock prices:
     High                   $20.63    $20.00     $21.38     $22.13       $23.00     $21.75     $20.83     $16.67
     Low                    $19.13    $18.88     $19.75     $19.75       $17.50     $19.00     $20.67     $15.00


(b)      Holders

There were approximately 550 holders of stock as of March 3, 2000. This number includes brokerage firms and other financial institutions which hold stock in their name but which is actually owned by third parties. The Company is not provided with the number or identities of these parties.

(c)      Dividends

Dividends are currently declared four times a year, and the Company expects to follow such practices in the future. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business; or (2) the company's total assets would be less than the sum of its total liabilities plus, unless the certificate of incorporation permits otherwise, the amount that would be needed, if the company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. The following table presents cash dividends declared per share for the last two years:

                                    1999 Quarters                              1998 Quarters
                  -----------------------------------------      -----------------------------------------
                      4th        3rd        2nd       1st           4th        3rd        2nd         1st
                  -----------------------------------------      -----------------------------------------
Cash dividends
declared          $   0.34   $   0.12   $   0.12   $   0.12      $   0.27   $   0.11   $   0.11   $   0.11

The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 12 of the Consolidated Financial Statements on page F-19 for a description of restrictions on the ability of the Bank to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF COMPANY

                                                       At or For the Years Ended December 31

                                                           1999          1998           1997           1996           1995
                                                      ----------------------------- -------------------------------------------
                          Statement of Condition Data:            [ dollars in thousands except per share data]
                                            Loans, Net      $124,313      $119,143       $116,691       $116,149      $112,083
                    Allowance For Possible Loan Losses         1,160         1,260          1,226          1,242         1,160
                                           Investments        78,715        81,290         50,116         39,181        37,081
                                          Total Assets       215,385       217,226        183,433        175,363       166,818
                                              Deposits       154,358       153,147        156,169        150,143       148,640
                                            Borrowings        39,712        41,120          5,497          4,527             0
                                  Shareholders' Equity        19,895        21,555         20,483         18,789        17,605
                                  Nonperforming Assets           570         2,044          2,297          3,269         4,467

                             Statement of Income Data:

                            Interest and Fees on Loans        $9,621        $9,480         $9,459         $9,347        $8,418
                  Interest and Dividends on Securities
                             and Other Interest Income         4,903         3,881          3,165          2,727         2,549
                                      Interest Expense         6,683         6,043          5,707          5,518         5,289
                                                      ----------------------------- -------------- -------------- -------------
                                   Net Interest Income         7,841         7,318          6,917          6,556         5,678
                    Provision for Possible Loan Losses           120           120             50            275           250
                               Trust Department Income         1,121         1,031            934            752           693
                                          Other Income           860           735            553            668           450
                 Net Gain (Loss)on Sales of Securities             0             4             12            192
                                        Other Expenses         5,523         5,347          4,766          4,547         4,213
                                                      ----------------------------- -------------- -------------- -------------

                                        Pre Tax Income         4,177         3,617          3,592          3,166         2,550
                                          Income Taxes         1,484         1,299          1,402          1,052           990
                                                      ----------------------------- -------------- -------------- -------------

                                            Net Income        $2,693        $2,318         $2,190         $2,114        $1,560
                                                      ============================= ============== ============== =============

                                     Per Share  Data:*

                             Earnings per common share         $1.78         $1.48          $1.41          $1.35         $0.98
          Earnings per common share, assuming dilution         $1.78         $1.47          $1.40          $1.35         $0.98
                               Cash Dividends Declared         $0.70         $0.60          $0.52          $0.45         $0.33
                               Book Value (at year end)       $13.23        $13.85         $13.06         $12.08        $11.12

                            Selected Statistical Data:

                              Return on Average Assets         1.25%         1.22%          1.24%          1.25%         0.97%
                Return on Average Shareholders' Equity        12.96%        11.27%         11.10%         11.59%         9.16%
                                 Dividend Payout Ratio        39.16%        40.13%         37.24%         33.27%       %33.04%
        Average Shareholders' Equity to Average Assets         9.67%        10.79%         11.13%         10.80%        10.54%
                                   Net Interest Spread         3.07%         3.20%          3.33%          3.32%         2.99%
                                   Net Interest Margin         3.93%         4.14%          4.21%          4.14%         3.77%

* Per share data for 1997, 1996 and 1995 has been restated to reflect the six-for-one stock exchange described in Note 1 of the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS             Salisbury Bancorp, Inc.
OF FINANCIAL CONDITION AND RESULTS OF                             and Subsidiary
OPERATIONS

OVERVIEW

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole business is the Bank, which has three full service offices including a Trust Department, located in the towns of Lakeville, Salisbury and Sharon, Connecticut. The Company and the Bank were formed in 1998 and 1848, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report for the three years ended December 31, 1999. All earnings per share and dividends per share computations have been restated to reflect the six for one stock exchange when the Company acquired all of the capital stock of the Bank on August 24, 1998.

The reported earnings for the Company were $2,693,000 in 1999, a 16.18% increase over reported earnings in 1998 of $2,318,000. Earnings in 1997 were $2,190,000. Earnings per diluted share increased 21.09% to $1.78 per share in 1999. This compares to earnings per diluted share of $1.47 and $1.40 reported for 1998 and 1997 respectively.

This growth in net income and earnings per share during 1999 primarily reflects an increase in average earning assets and noninterest income, the continuing efforts of management to control operating expenses, and the reduced number of shares outstanding as a result of stock repurchases. Management is pleased with the continued growth of earnings and the improvements in the quality and sustainability of the Company's earnings.

The quality of the Company's base of earning assets continued to improve during 1999. There were fewer nonperforming assets at the end of 1999 than a year ago. Such assets, which consist of nonaccrual loans, loans restructured and other real estate owned, totaled $570,000 or .26% of the total assets at year end
1999. This reflects a decrease of 72.11% when compared to year end 1998 nonperforming assets of $2,044,000. At December 31, 1999, the allowance for possible loan losses was $1,160,000 and represented 234.34% of nonperforming loans or .93% of total loans outstanding. This compares to a year end 1998 allowance of $1,260,000 which represented 67.60% of nonperforming loans or 1.05% of total loans outstanding.

The Company's risk-based capital ratios at December 31, 1999, which includes the risk-weighted assets and capital of Salisbury Bank and Trust Company, were 20.56% for Tier 1 capital and 21.71% for total capital. The leverage ratio was 9.95%. During 1999, the Company repurchased 55,015 shares of common stock.

As a result of the Company's financial performance, the Board of Directors increased the dividends declared on the Company's common stock by 16.67% to $.70 per share in 1999. This compares to a $.60 per share dividend in 1998. A $.52 dividend per share was paid in 1997.

RESULTS OF OPERATIONS
COMPARISON BETWEEN 1999 AND 1998

NET INTEREST INCOME

The Company earns income from two basic sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary. The Company accepts funds from depositors or borrows funds and then either lends the funds to borrowers or invests those funds in various types of securities. The second is fee income which is discussed in the noninterest income section of this analysis.

Net interest income is the difference between the interest and fees earned on loans and securities (the Company's earning assets) and the interest expense paid on deposits and borrowed funds, primarily in the form of advances from the Federal Home Loan Bank. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and borrowed funds, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest bearing deposits and borrowed funds. For this discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.


(dollars in thousands)                              December 31
                                     1999              1998             1997
                                   ---------------------------------------------
Interest Income
  (financial statements)           $14,524           $13,361           $12,624

Tax Equivalent Adjustment              295               206               175

Interest Expense                   ( 6,683)          ( 6,043)         (  5,707)
                                   --------          --------         ---------

Net Interest Income-FTE            $ 8,136           $ 7,524           $ 7,092
                                   =======           =======           =======

The Company's 1999 interest income-FTE of $14,819,000 was $1,252,000 or 9.23% greater than 1998. This is primarily the result of an increase in average earning assets of $25,069,000 or 13.80% to $206,794,000 during 1999. Interest expense increased $640,000 or 10.59% to $6,683,000 in 1999. This is the result of an increase in average Federal Home Loan Bank advances of $20,327,000 or 133.14% and an increase in average interest bearing deposits of .95% to $127,430,000. Overall, net interest income-FTE increased 8.13% to $8,136,000 in 1999 compared to $7,524,000 in 1998.

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 1999 net interest margin (FTE) of 3.93% was .21% lower than 1998's net interest margin of 4.14%. A decline in interest rates in late 1998 carried over into the year 1999 resulting in pressures on margins that actually reduced the net interest margin to 3.83% during the first quarter of the year. A rising rate environment near year end resulted in the net interest margin climbing to its year end level of 3.93%.

The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 1999, 1998 and 1997. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges collected which are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 1999 was $572,000 with a yield of 4.93%. Actual tax exempt income in 1998 was $400,000 with a yield of 5.05% and 1997 actual tax exempt income was $289,000 with a yield of 5.25%.
                                       17

Average Balances, Interest Earned or Paid and Rates

                                                                     Year Ended December 31
          [dollars in thousands]                   1999                       1998                           1997
                                ---------------------------------------------------------------------------------------------------
                                                  INTEREST                  INTEREST                       INTEREST
                                  AVERAGE    EARNED/   YIELD       AVERAGE   EARNED/  YIELD       AVERAGE   EARNED/    YIELD
                                  BALANCE     PAID *   RATE        BALANCE    PAID *  RATE *      BALANCE    PAID *    RATE *
                                ---------------------------------------------------------------------------------------------------
     ASSETS
     Interest Earning Assets:
                      Loans      $123,174  $  9,621   7.81%       $118,417  $ 9,480   8.01%      $117,991  $  9,459   8.02%

         Taxable Securities        65,403     4,016   6.14%         46,903    3,032   6.46%        37,959     2,469   6.50%

      Tax-Exempt Securities        11,614       867   7.47%          7,917      606   7.65%         5,505       464   8.43%

              Federal Funds         6,156       295   4.79%          8,080      425   5.26%         6,601       384   5.82%

      Other Interest Income           447        20   4.47%            408       24   5.88%           414        23   5.56%
                                   ------    ------   -----        -------   ------   -----      --------  --------  ------


     Total interest earning       206,794    14,819   7.17%        181,725   13,567   7.47%       168,470    12,799   7.60%
                                           --------                          ------                          ------
                     assets

         Allowance for loan        (1,190)                          (1,254)                        (1,218)
                     losses

            Cash & due from
                      Banks         5,101                            4,572                          4,565

         Premise, Equipment         2,498                            2,901                          2,999

             Net unrealized
gain/loss on AFS Securities          (754)                             538                            170

               Other Assets         2,378                            2,135                          2,274
                                 --------                         --------                       --------

       Total Average Assets      $214,827                         $190,617                       $177,260
                                 ========                         ========                       ========

            LIABILITIES AND
              SHAREHOLDERS'
                     EQUITY
           Interest Bearing
               Liabilities:

           NOW/Money Market

                   deposits      $ 53,182  $  1,524   2.87%       $ 50,373  $ 1,531   3.04%      $ 51,050  $  1,602   3.14%

           Savings deposits        15,315       372   2.43%         14,547      355   2.44%        13,869       357   2.57%

              Time deposits        58,933     2,939   4.99%         61,316    3,238   5.28%        63,431     3,406   5.37%

             Borrowed funds        35,594     1,848   5.19%         15,267      919   6.02%         5,191       342   6.59%
                                                                                                 --------  --------  -----

     Total interest bearing
                liabilities       163,024     6,683   4.10%        141,503    6,043   4.27%       133,541     5,707   4.27%
                                           --------                         -------                         -------

            Demand Deposits        30,024                           27,234                         23,118

         Other Liabilities           999                             1,308                            880

       Shareholders' Equity        20,780                           20,572                         19,721
                                 --------                         --------                      ---------

      Total Liabilities and
                     Equity      $214,827                         $190,617                    $   177,260
                                =========                        =========                    ===========

        Net Interest Income                $  8,136                        $  7,524                        $  7,092
                                          =========                       =========                      ==========

        Net Interest Spread                           3.07%                           3.20%                           3.33%

        Net Interest Margin                           3.93%                           4.14%                           4.21%

               * Annualized

Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(dollars in thousands)                               1999 over 1998                           1998 over 1997
                                           ------------------------------------      ---------------------------------
                                           Volume        Rate          Total         Volume        Rate      Total
                                           ------------------------------------      ---------------------------------
Increase (decrease) in:
Interest income on:
   Loans                                 $   381       $  (240)      $   141       $    34       $   (13)      $    21
   Taxable investment securities           1,195          (211)          984           581           (18)          563
   Tax-exempt investment securities          282           (21)          261           203           (61)          142
   Other interest income                    (100)          (34)         (134)           85           (43)           42
                                         -------       -------       -------       -------       -------       -------
Total interest income                    $ 1,758       $  (506)      $ 1,252       $   903       $  (135)      $   768
                                         -------       -------       -------       -------       -------       -------

Interest expense on:
   NOW/Money Market deposits             $    85       $   (92)      $    (7)      $   (21)      $   (50)      $   (71)
   Savings deposits                           19            (2)           17            17           (19)           (2)
   Time deposits                            (126)         (173)         (299)         (113)          (55)         (168)
   Borrowed funds                          1,224          (295)          929           664           (87)          577
                                         -------       -------       -------       -------       -------       -------
Total interest expense                   $ 1,202       $  (562)      $   640       $   547       $  (211)      $   336
                                         -------       -------       -------       -------       -------       -------
Net interest margin                      $   556       $    56       $   612       $   356       $    76       $   432
                                         =======       =======       =======       =======       =======       =======


NONINTEREST INCOME

Fees earned by the Trust Department remain the largest component of noninterest income and amounted to $1,121,000 in 1999. This increase of $90,000 or 8.73% is the result of continuing growth in the department. Other noninterest income increased 17.05% to $860,000 in 1999. Growth in demand deposit and NOW accounts generated an increase in transaction volumes resulting in increased fees. The Company's VISA credit card program continues to grow, also contributing to the increase in transaction fees. INVEST Financial Services, a new financial planning service introduced during the latter part of 1998, has completed it's first full year of existence and has contributed to noninterest income. The Company continues to work on increasing noninterest income due to its importance as a potential contributor to profitability.

NONINTEREST EXPENSE

Noninterest expense totaled $5,523,000 in 1999. This is an increase of $177,000 when compared to total noninterest expense of $5,346,000 in 1998. These expenses are often calculated as a proportion of total assets as a means of comparing this level with other financial institutions. As a percentage of average earning assets, these expenses have remained generally consistent at 2.67% in 1999, 2.94% in 1998 and 2.83% in 1997. Salaries and employee benefits increased $246,000 or 9.35%. This is primarily the result of salary increases and increased costs of employee benefits. Occupancy and equipment expense increased

$25,000 when comparing 1999 to 1998. Data processing costs increased $70,000 or 27.89% to $321,000 in 1999. The Company remains committed to upgrading equipment to handle increased transaction volumes and to maintain technological competitiveness. This commitment to utilizing technology to facilitate the personalized delivery of financial products and services is considered to be a key component to the Company's continued success as a leading community based financial institution. Increases and decreases in other operating expenses are the result of normal operating activities and management's continuing efforts to control costs.

INCOME TAXES

In 1999, the Company's tax expense was $1,484,000, an effective tax rate of 35.53%. This compares to income tax expenses of $1,299,000 in 1998, an effective tax rate of 35.92%. This increase in tax expense reflects an increase in taxable income.

COMPARISON BETWEEN 1998 AND 1997

OVERVIEW

Salisbury Bancorp, Inc.'s earned net income for 1998 was $2,318,000 or $1.47 diluted per share earnings. This represented a 5.84% increase over the $2,190,000 earned in 1997. On an earnings per share basis, 1998 increased 5.00% over the $1.40 diluted per share earnings for 1997. Growth in net income and earnings per share during 1998 primarily reflected both an increase in earning assets and the continuing efforts of management to control operating expenses.

The Company's risk-based capital ratios, which included the risk-weighted assets and capital of Salisbury Bank and Trust Company, were 20.62% for Tier 1 capital and 21.90% for total capital at December 31, 1998. These ratios substantially exceeded the regulatory minimums for bank holding companies of 4% for Tier 1 capital and 8% for total capital.

Nonperforming assets, which included nonaccrual loans, loans restructured and other real estate owned, were $2,044,000 or 0.94% of total assets outstanding at year end 1998. This reflected a decrease of 11.01% when compared to year end 1997 nonperforming assets of $2,297,000 which were 1.25% of total assets. At December 31, 1998, the allowance for loan losses was $1,260,000 or 1.05% of total loans outstanding and 67.60% of nonperforming loans, which totaled $1,864,000.

As a result of the Company's financial performance, the Board of Directors increased the dividends declared on the Company's common stock by 15.39% during 1998 from $.52 per share in 1997 to $.60 per share in 1998. Despite the payment of increased dividends, per share book value increased to $13.85 at December 31, 1998 compared to $13.06 at December 31, 1997.

NET INTEREST INCOME

In 1998, net interest income-FTE increased $432,000 or 6.09% over 1997. Net interest margins decreased from 4.21% in 1997 to 4.14% in 1998. This was primarily the result of pressures on margins created by competition for business, coupled with a year in which there was a decline in interest rates. As a result, however, total average earning assets increased $13,255,000 to $181,725,000 or 7.87% during 1998. Average deposits increased slightly during 1998; however, lower rate trends resulted in a decrease in interest expense on deposits of $241,000 or 4.50%. This overall increase in interest expense was the result of the additional borrowings from the Federal Home Loan Bank.

NONINTEREST INCOME

The Company's income from noninterest revenue activities increased 18.44% in 1998 and represented 11.67% of total revenues compared to 10.56% in 1997. The Trust Department continued to grow and as a result, trust income for 1998 increased 10.39% to $1,031,000 compared to income in 1997 of $934,000. Other noninterest income increased 32.91% to $735,000 in 1998. This was primarily the result of increased fees for insufficient funds and from an increase of 47.68% in interchange fees from an increase in MasterMoney debit card transactions and VISA credit card transactions. This compared to other noninterest income of $553,000 for 1997.

NONINTEREST EXPENSE

Noninterest expense totaled $5,347,000 in 1998. Salaries and employee benefits increased $233,000 or 9.71%. This was primarily the result of salary increases and increased costs of employee benefits. Occupancy and equipment expense increased $96,000 when comparing 1998 to 1997. During 1998, the Company incurred some one time expenses that resulted in an increase in noninterest expenses for the year. Several years earlier the Company purchased property in New York state on which it intended to build a branch facility. However, impediments to interstate de novo branching delayed the branch initiative and the property was reclassified on the Company's books as other real estate owned ("OREO") property and its carrying value written down. This resulted in an expense of $65,000. The Company also recorded a profit from operation on other real estate owned of $52,000 for 1998.

However, there was an OREO property on the Company's books that was disposed of in 1998 at a cost of $170,000 and is reflected in the total other expenses of $1,374,000.

INCOME TAXES

In 1998, the Company's tax expense was $1,299,000, an effective tax rate of 35.92%. This compares to income tax expense of $1,402,000 in 1997, an effective tax rate of 39.03%. The decrease in the effective tax rate was primarily the result of an increase in tax exempt income.

FINANCIAL CONDITION
COMPARISON OF DECEMBER 31, 1999 AND 1998

Total assets at December 31, 1999 were $215,385,000 compared to $217,226,000 at December 31, 1998, a decrease of $1,841,000 or .85%. The Company classifies nearly the entire investment securities portfolio as available-for-sale, the value of which is adjusted quarterly to market value. Changes in the economic climate during the year generated movement in interest rates. This movement resulted in a decrease in the carrying value of the Company's securities portfolio. The Company also used cash to repurchase 55,015 shares during 1999.

LENDING

Loans receivable, net of allowance for loan losses increased $5,170,000 to $124,313,000 at December 31, 1999 or 4.34% compared to $119,143,000 at December
31, 1998. The Company's credit function is designed to insure adherence to a high level of credit standards despite the aggressive pressures of competition for loans in the Company's market area. Residential mortgages showed the largest dollar growth during the year increasing 7.74% or $6,229,000 to $86,680,000 at December 31, 1999 compared to $80,451,000 at December 31, 1998. The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and we continue to develop new personalized financial products and services to meet the needs of our customers.

ALLOWANCE FOR LOAN LOSSES

Credit risk is inherent in the business of extending loans. The Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provisions for 1999 and 1998 were $120,000 each year. Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company formally determines the adequacy of the allowance on a monthly basis. This determination is based on assessment of credit quality or "risk rating" of loans by senior management which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is a deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114").

These impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans over $100,000 when it is probable that the bank will not be able to collect all principal and interest due according to the terms of the note.

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

The loss factor applied as a general allowance is determined by a periodic analysis of the Allowance for Loan Losses. This analysis considers historical loan losses and loan delinquency figures for the last three years. It also looks at delinquency trends over the most recent quarter.

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

At December 31, 1999, the allowance for loan losses totaled $1,160,000 representing 234.34% of nonperforming loans and .93% of total loans compared to $1,260,000 representing 67.60% of nonperforming loans and 1.05% of total loans at December 31, 1998. Management believes that the allowance for loan losses is reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Company to grow its existing loan portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

SECURITIES PORTFOLIO

As of December 31, 1999, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $78,715,000. This represents a decrease of $2,575,000 or 3.17% when compared to $81,290,000 at year end 1998. Federal funds sold decreased $6,200,000 at year end 1999 compared to year end 1998. These reductions were used primarily to fund loan growth and repay borrowings. The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversification to the Company's assets. The securities portfolio also acts as collateral for the deposits of public agencies. The primary component of the total portfolio is U.S. Government sponsored agencies which accounted for 44.96% of the portfolio at December 31, 1999. The remaining portion of the portfolio primarily consists of U. S. Treasury, State and Municipal obligations and mortgage-backed securities. At December 31, 1999, securities totaling $76,124,000 were classified as available-for-sale and securities totaling $489,000 were classified as held-to-maturity. The Company continues to use arbitrage strategy by borrowing funds and then investing them at a rate of return higher than the borrowing cost in order to generate additional interest income.

The accumulated other comprehensive income on the available-for-sale portion of the portfolio, net of tax effect decreased $2,192,000 to $(1,835,000) at year end 1999 compared to $357,000 at year end 1998. This is primarily attributable to an upward movement in interest rates and activity in the stock market during the year.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year end 1999 totaled $154,358,000 compared to $153,147,000 at year end 1998. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was an increase in demand deposits, savings and money market accounts which are lower cost core deposits. This resulted in a decrease in the cost of the deposit base for 1999. This change in deposit mix that began in 1998 and continued into 1999 improves net interest margin to the extent that the Company can continue growth in these core deposits.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)

                                                      Year Ended December 31
                                      1999                    1998                      1997
                           --------------------------------------------------------------------------
                              Average                 Average                    Average
                              Balance      Rate       Balance          Rate      Balance        Rate
                           --------------------------------------------------------------------------
Demand                     $  30,024                 $  27,234                  $  23,118
NOW                           16,400       2.03%        15,592         1.24%       15,690       1.47%
Money Market                  36,782       3.67%        34,781         3.84%       35,360       3.88%
Savings                       15,315       2.43%        14,547         2.44%       13,869       2.57%
Time                          58,933       4.99%        61,316         5.28%       63,431       5.37%
                           ----------                ----------                 ----------

                            $157,454       3.07%      $153,470         3.34%     $151,468       3.54%
                            ========                  ========                   ========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

(dollars in thousands)
                                                   Year Ended December 31
                                               1999          1998         1997
                                         ---------------------------------------
Three months or less                      $   2,296       $  6,920     $  5,801
Over three months through six months          4,120          2,069        4,415
Over six months through one year              5,194          3,887        3,017
Over one year                                 3,294          2,508        1,091
                                          ---------      ---------    ---------

Total                                       $14,904        $15,384      $14,324
                                          =========      =========    =========

BORROWINGS

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, the Company had $39,712,000 in outstanding advances from the Federal Home Loan Bank compared to $41,120,000 at December 31, 1998. The decrease represents repayment of the borrowings. Management expects that it will continue this strategy.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT AND MARKET RISK

There are several factors that impact the Company's market risk. They include economic conditions, regulatory considerations and trends in the banking and financial services industries.

From a national perspective, the most significant economic factors impacting the Company have been the steady growth in the economy and the actions of the

Federal Reserve Board to manage the pace of that growth with movements in interest rates. The economy in the Company's market area is also impacted as market rates for loans, investments and deposits respond to these Federal Reserve actions.

Changes in regulation can impact the Company. The Federal Reserve requires that banks maintain reserves equal to a percentage of their transaction accounts. An increase or decrease in this percentage impacts funds available to lend which could either stimulate or slow economic activities.

Competition is aggressive in the Company's market area and comes from both banking and non-banking entities. This competition can have a significant impact on profitability.

The Company views the process of addressing the potential impacts of these external factors as part of its management of risk. Due to the nature of its business, the Company is subject to credit risk and interest rate risk that is related to financial products. Credit risk relates to the possibility that a loan may not be repaid to the Company.

INTEREST RATE RISK

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is sensitive to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than earning assets.

In an attempt to manage its exposure to changes in interest rates, the Bank's assets and liabilities are managed in accordance with policies established and reviewed by the Bank's Board of Directors. The Bank's Asset/Liability Management Committee monitors asset and deposit levels, developments and trends in interest rates, liquidity and capital. One of the primary financial objectives is to manage interest rate risk and control the sensitivity of earnings to changes in interest rates in order to prudently improve net interest income and manage the maturities and interest rate sensitivities of assets and liabilities.

To quantify the extent of these risks both in its current position and in actions it might take in the future, interest rate risk is monitored using gap analysis which identifies the differences between assets and liabilities which mature or reprice during specific time frames and model simulation which is used to "rate shock" the Company's asset and liability balances to measure how much of the Company's net interest income is "at risk" from sudden rate changes.

At December 31, 1999, the Company was slightly liability sensitive. Less than 1% of short-term earnings are at risk in either a rising or falling rate environment. This level of interest rate risk is well within the limits approved by the Board of Directors.

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuation in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings.

At December 31, 1999, the Company had approximately $22,324,000 in loan commitments outstanding. Management believes that the level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

CAPITAL

Under current regulatory definitions, the Company is "well-capitalized", the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). As a result, the Bank pays the lowest deposit premium possible. The primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At year end 1999, the Company had a risk-based capital ratio of 21.71% compared to 21.90% a year ago. This slight decrease is primarily the result of activity in the Company's stock buy back program during the year. During 1999, the Company repurchased 55,015 shares or 3.66% of its outstanding common stock.

Capital management plays a significant role in the earnings per share growth of the Company. Net income has provided $7,201,000 in capital in the last three years, of this amount $2,800,000 or 38.89% was distributed in dividends.

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

IMPACT OF INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation; although they do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Inflation has been minimal for the last several years and has had little impact on the financial condition and results of operations of the Company during the periods discussed in this report; however, it could impact earnings in future periods.

YEAR 2000

Disclosure relating to Ongoing "Year 2000 Issues"

"Year 2000 issues" refer to a wide variety of potential computer issues that may arise from the ability of computer programs to properly process date-sensitive information relating to the Year 2000, critical dates throughout the year and thereafter.

The State of the Company's Readiness

The Year 2000 created risk for the Company from unforeseen problems in computer systems and from Year 2000 issues with the Company"s vendors, service providers and customers. A company-wide Year 2000 ("Y2K") program which included a formal Y2K project plan continues to be utilized in addressing Y2K issues. Ensuring the continuing integrity of all technical systems and business processes is a top priority for the Company. Upgrades to all of the Company's business-critical systems have been completed and all business-critical applications have tested satisfactorily.

The Company completed the remediation of its network hardware, personal computers and operating systems. The Company's mission critical service providers and software vendors provided remediated products, allowing the Company to complete the validation process.

The Company utilized several third-party service providers for its core applications. The service providers have met their established goals for Year 2000 qualifications of their systems and related products utilized by the Company.

The Risks of the Company's Year 2000 Issues

The Company recognized that a failure to resolve a material Year 2000 issue could have resulted in the interruption in, or a failure of, certain normal business activities or operations such as servicing depositors, processing transactions or originating and servicing loans. The Company determined that a company-wide business risk-assessment approach is most appropriate for addressing and remediating Year 2000 problems. This included an assessment of the information technology resources of each of the functional areas of the Company, as well as separate assessments of information technology, vendors and suppliers and non-information technology and facilities risks.

Management recognized and prepared for the liquidity risk stemming from the potential withdrawal of significant deposits or other sources of funds as the Year 2000 millennium date change approached. The Company did not experience any changes in customer behavior and did not have to implement any of its Contingency Plans.

The Costs to Address the Company's Year 2000 Issues

Costs to modify computer systems did not have a material impact on the Company's financial results or condition. The Company's budget for Y2K related expenses in 1999 was $50,000, of which the Bank expended $47,391.

Although the Company does not specifically monitor the cost of internal resources diverted to the Year 2000 project, these issues have consumed a substantial amount of staff and management resources.

The Company's Contingency Plans

The Company has a business resumption plan that helps supplement the Company's comprehensive Disaster Recovery Policy and Program as a part of the Company's contingency planning. To further the Company's Disaster Recovery initiative, the Company has an auxiliary power generator in one of its branch locations. Management could use this location as a provisional operations center and could re-deploy staff resources, if necessary to help assure manual completion of critical operational activities.

The Company did not have to implement any portions of its business resumption plan during the millennium date rollover. No disruptions were experienced by the Company and the transition to the new year was accomplished without incident.

The Bank's Business Resumption Contingency Plan addresses the possibility that one or more of the Bank"s mission critical systems or infrastructure components might fail to operate as required on one or more of the "critical dates" identified by the Company in its" Year 2000 Test Plan. While most "critical dates" identified by the Company have already occurred without incident, the Plan is fully capable of responding to other critical date contingencies.

FORWARD LOOKING STATEMENTS

This Form 10-K and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for revenues and earnings for the Company and Bank through growth resulting from attraction of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and non-financial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company and Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

Management is responsible for the integrity and objectivity of the financial statements and other information appearing in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles applying estimates and Management's best judgment as required. To fulfill their responsibilities, Management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment or responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with Management's authorization and that the financial records are reliable for the purpose of preparing financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main components of market risk for the Company are equity price risk, credit risk, interest rate risk and liquidity risk.

With regard to equity price risk the Company"s stock is traded on the American Stock Exchange and as a result the value of its common stock may fluctuate or respond to price movements relating to the banking industry or other indicia of investment. A discussion of credit risk, interest rate risk and liquidity risk can be found in Part II, Item 7 "Management"s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       Page

Quarterly Summarized Financial Data (unaudited)............................ 29

Index to Consolidated Financial Statements

Report of Independent Auditors" January 24, 2000...........................F-1

Consolidated Balance Sheets at December 31, 1999 and 1998..................F-2

Consolidated Statements of Income for the Years Ended
 December 31, 1999, 1998 and 1997..........................................F-3

Consolidated Statements of Changes in Stockholders" Equity
 for the Years Ended December 31, 1999, 1998 and 1997......................F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997..........................................F-6

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 1999, 1998 and 1997..............................F-8

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet at December 31, 1999.......................................F-23

Statement of Income for the Year Ended December 31, 1999 and
 for the periodAugust 24, 1998 to December 31, 1998.......................F-24

Statement of Cash Flows for the Year Ended December 31, 1999
 and for the period August 24, 1998 to December 31, 1998..................F-25

QUARTERLY SUMMARIZED FINANCIAL DATA (unaudited)
[dollars in thousands except per share data]

                                                                              Quarters Ended
                                                         1999                                        1998
                                          Dec. 31,   Sept. 30,    June 30,    Mar. 31,   Dec. 31,   Sept. 30,    June 30,   Mar. 31,
          Statement of Condition Data:

                            Loans, Net    $124,313    $123,651    $123,059    $120,514   $119,143    $117,562    $117,413   $116,402
    Allowance For Possible Loan Losses       1,160       1,109       1,205       1,288      1,260       1,259       1,259      1,251
                           Investments      78,715      82,281      70,698      69,164     81,290      61,450      52,273     51,343
                          Total Assets     215,385     218,458     215,241     205,091    217,226     196,466     181,423    181,071
                              Deposits     154,358     155,130     163,809     152,453    153,147     149,979     148,301    149,506
                            Borrowings      39,712      42,038      30,358      30,741     41,120      23,492      10,857      9,236
                  Shareholders' Equity      19,895      20,207      20,244      20,693     21,555      21,581      21,181     20,816
                  Nonperforming Assets         570       1,270       1,839       1,915      2,044       2,148       2,064      2,377

             Statement of Income Data:

            Interest and Fees on Loans       2,457       2,433       2,394       2,337      2,368       2,367       2,374      2,371
  Interest and Dividends on Securities
             and Other Interest Income       1,306       1,293       1,154       1,150      1,102       1,001         883        895
                      Interest Expense       1,733       1,700       1,618       1,632      1,754       1,474       1,403      1,412
                                      ----------------------------------------------------------------------------------------------
                   Net Interest Income       2,030       2,026       1,930       1,855      1,716       1,894       1,854      1,854
    Provision for Possible Loan Losses          30          30          30          30         30          30          30         30
               Trust Department Income         318         242         261         300        268         246         269        248
                          Other Income         253         217         213         177        239         164         177        155
       Net Loss on Sales of Securities           2           0           0           0          0           0           0          0
                        Other Expenses       1,591       1,310       1,308       1,315      1,493       1,298       1,293      1,263
                                      ----------------------------------------------------------------------------------------------

                        Pre Tax Income         978       1,145       1,066         987        700         976         977        964
                          Income Taxes         223         466         444         350        160         375         420        344
                                      ----------------------------------------------------------------------------------------------

                            Net Income        $755        $679        $622        $637       $540        $601        $557       $620
                                      ==============================================================================================

                      Per Share  Data:

                      Earnings diluted       $0.50       $0.45       $0.41       $0.42      $0.34       $0.39       $0.35      $0.39
               Cash Dividends Declared       $0.34       $0.12       $0.12       $0.12      $0.27       $0.11       $0.11      $0.11
                 Dividend Payout Ratio      68.00%      26.67%      29.27%      28.57%     79.41%      28.21%      31.43%     28.21%
                            Book Value      $13.23      $13.42      $13.41      $13.71     $13.85      $13.88      $13.52     $13.43
                         Market Price:
                                  High      $20.63      $20.00      $21.38      $22.13     $22.75      $21.75      $20.83     $20.83
                                   Low      $19.13      $18.88      $19.75      $19.75     $17.50      $18.89      $14.17     $14.17

            Selected Statistical Data:

              Return on Average Assets       1.38%       1.24%       1.18%       1.22%      1.07%       1.25%       1.22%      1.34%
Return on Average Shareholders' Equity      14.46%      13.32%      11.98%      12.08%      9.64%      12.26%      11.04%     12.14%
          Average Shareholders' Equity
                     to Average Assets       9.39%       9.39%       9.81%      10.09%     10.61%      10.47%      11.03%     11.05%
                   Net Interest Margin       4.04%       3.98%       3.87%       3.83%      3.75%       4.04%       4.33%      4.44%

                                       29

                 [LETTERHEAD SHATSWELL, MACLEOD & COMPANY, P.C]



To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                          /S/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                          --------------------------------------
                                          SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 24, 2000

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


ASSETS                                                                                1999              1998
------                                                                         ------------------------------------
Cash and due from banks                                                            $    6,477,502    $    5,525,258
Interest bearing demand deposits with other banks                                         267,696           409,344
Federal funds sold                                                                                        6,200,000
Money market mutual funds                                                                 970,526
                                                                                 ----------------
           Cash and cash equivalents                                                    7,715,724        12,134,602
Investments in available-for-sale securities (at fair value)                           75,153,227        78,655,408
Investments in held-to-maturity securities (fair values of $478,185 as of
   December 31, 1999 and $573,075 as of December 31, 1998)                                489,340           579,078
Federal Home Loan Bank stock, at cost                                                   2,102,000         2,056,000
Loans, net                                                                            124,312,781       119,142,785
Other real estate owned                                                                    75,000           180,000
Premises and equipment                                                                  2,248,711         2,399,607
Accrued interest receivable                                                             1,575,524         1,383,349
Other assets                                                                            1,712,934           695,391
                                                                                  ---------------  ----------------
           Total assets                                                              $215,385,241      $217,226,220
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                              $  28,317,523     $  27,430,922
   Interest-bearing                                                                   126,040,804
                                                                                    -------------
           Total deposits                                                             154,358,327       153,147,452
Federal Home Loan Bank advances                                                        39,711,979        41,119,806
Other liabilities                                                                       1,420,184         1,403,524
                                                                                  ---------------   ---------------
           Total liabilities                                                          195,490,490       195,670,782
                                                                                    -------------     -------------

Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,504,171 shares in 1999 and 1,556,286 shares in 1998               150,417           155,629
   Paid-in capital                                                                      3,780,376         4,882,027
   Retained earnings                                                                   17,798,981        16,160,547
   Accumulated other comprehensive income (loss)                                       (1,835,023)          357,235
                                                                                  ---------------  ----------------
           Total stockholders' equity                                                  19,894,751        21,555,438
                                                                                   --------------    --------------
           Total liabilities and stockholders' equity                                $215,385,241      $217,226,220
                                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1999, 1998 and 1997

                                                                      1999             1998              1997
                                                                ---------------- ----------------  ----------------
Interest and dividend income:
   Interest and fees on loans                                       $  9,621,177     $  9,479,885      $  9,459,235
   Interest and dividends on securities:
     Taxable                                                           3,891,267        2,971,296         2,413,960
     Tax-exempt                                                          571,852          400,206           288,599
     Dividends on equity securities                                      125,095           60,636            55,225
   Other interest                                                        314,957          449,329           407,263
                                                                  --------------   --------------    --------------
         Total interest and dividend income                           14,524,348       13,361,352        12,624,282
                                                                    ------------     ------------      ------------
Interest expense:
   Interest on deposits                                                4,835,337        5,124,335         5,364,746
   Interest on Federal Home Loan Bank advances                         1,847,811          919,336           341,811
                                                                   -------------   --------------    --------------
         Total interest expense                                        6,683,148        6,043,671         5,706,557
                                                                   -------------    -------------     -------------
         Net interest and dividend income                              7,841,200        7,317,681         6,917,725
Provision for loan losses                                                120,000          120,000            50,000
                                                                  --------------   --------------   ---------------
         Net interest and dividend income after provision for
           loan losses                                                 7,721,200        7,197,681         6,867,725
                                                                   -------------    -------------     -------------
Other income:
   Trust department income                                             1,120,978        1,031,255           934,163
   Service charges on deposit accounts                                   337,828          347,188           251,733
   Gain (loss) on sales of available-for-sale securities, net             (1,942)                             4,372
   Other income                                                          521,817          387,217           300,544
                                                                  --------------   --------------    --------------
         Total other income                                            1,978,681        1,765,660         1,490,812
                                                                   -------------    -------------     -------------
Other expense:
   Salaries and employee benefits                                      2,878,290        2,631,604         2,399,275
   Occupancy expense                                                     246,614          242,099           206,432
   Equipment expense                                                     448,005          427,935           367,160
   Data processing                                                       321,199          251,175           257,301
   Insurance                                                              97,140           95,503            87,289
   Other real estate owned writedowns                                                      65,000
   Net cost (profit) of operation of other real estate owned              15,177          (52,196)           12,231
   Printing and stationery                                               142,377          137,889           137,698
   Legal expense                                                          87,162          173,279           141,303
   Other expense                                                       1,287,228        1,373,901         1,157,467
                                                                   -------------    -------------     -------------
         Total other expense                                           5,523,192        5,346,189         4,766,156
                                                                   -------------    -------------     -------------

         Income before income taxes                                    4,176,689        3,617,152         3,592,381
Income taxes                                                           1,483,779        1,299,249         1,402,000
                                                                   -------------    -------------     -------------
         Net income                                                 $  2,692,910     $  2,317,903      $  2,190,381
                                                                    ============     ============      ============

Earnings per common share                                           $       1.78     $       1.48      $       1.41
                                                                    ============     ============      ============

Earnings per common share,
   assuming dilution                                                $       1.78     $       1.47      $       1.40
                                                                    ============     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997

                                                                                                          Accumulated
                                            Number                                                           Other
                                                of                                                       Comprehensive
                                            Shares     Common      Paid-in      Retained     Treasury        Income
                                            Issued     Stock       Capital      Earnings       Stock        (Loss)       Total
                                          -----------  ------    ----------  ---------- ---------------  ----------- ------------
Balance, December 31, 1996                   263,967   $879,011  $4,683,401  $13,398,222  $  (254,831)     $  83,343   $18,789,146
Comprehensive income:
   Net income                                                                  2,190,381
   Net change in unrealized holding gain
     on available-for-sale securities,
     net of tax effect of $146,165                                                                           213,246
       Comprehensive income                                                                                              2,403,627
Repurchase of common stock                                                                   (184,668)                    (184,668)
Transfer treasury stock to reduce shares
   issued                                     (7,602)   (25,315)   (414,184)                  439,499
Sale of stock                                    499      1,662      25,113                                                 26,775
Retirement of fractional shares                  (11)       (41)       (806)                                                  (847)
Dividends reinvested                           2,256      7,512     153,774                                                161,286
Employee stock options exercised               2,289      7,622      95,967                                                103,589
Dividends declared ($0.52 per share)                                            (815,798)                                 (815,798)
                                             -------    -------   ---------   ----------   -----------       -------    -----------
Balance, December 31, 1997                   261,398    870,451   4,543,265   14,772,805                     296,589    20,483,110
Comprehensive income:
   Net income                                                                  2,317,903
   Net change in unrealized holding gain
   net of on available-for-sale securities,
     tax effect                                                                                               60,646
       Comprehensive income                                                                                              2,378,549
Stock options exercised                        1,409      4,692      61,956                                                 66,648
Formation of holding company, change in
   par value                               1,295,210   (707,185)    707,185
Repurchase of common stock
Transfer treasury stock to reduce                                                            (463,972)                   (463,972)
shares issued                                 (6,466)   (12,161)   (451,811)                  463,972
Retirement of fractional shares                 (199)      (661)    (17,202)                                               (17,863)
Stock options exercised                        4,934        493      38,634                                                 39,127
Dividends declared ($.60 per share)                                             (930,161)                                 (930,161)
                                           ---------    -------   ---------   ----------                     -------    ----------
Balance, December 31, 1998                 1,556,286    155,629   4,882,027   16,160,547                     357,235    21,555,438
Comprehensive income:
   Net income                                                                  2,692,910
   Net change in unrealized holding gain
     on available-for-sale securities, net of
     tax effect                                                                                           (2,192,258)
       Comprehensive income                                                                                                500,652
Repurchase of common stock                                                                 (1,106,863)                  (1,106,863)
Transfer treasury stock to reduce shares
   issued                                    (52,115)    (5,212) (1,101,651)                1,106,863
Dividends declared ($.70 per share)                                           (1,054,476)                              (1,054,476)
                                           ---------   --------  ----------  -----------  -----------   ------------   -----------
Balance, December 31, 1999                 1,504,171   $150,417  $3,780,376  $17,798,981  $              $(1,835,023)  $19,894,751

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997

                                   (continued)

Reclassification disclosure for the years ended December 31:

                                                                           1999            1998
                                                                        -----------      --------
Net unrealized gains (losses) on available-for-sale securities          $(3,599,259)      $89,449
Less reclassification adjustment for realized losses in net income            1,942             0
                                                                        -----------      --------
   Other comprehensive income (loss) before income tax effect            (3,597,317)       89,449
Income tax (expense) benefit                                              1,405,059       (28,803)
                                                                        -----------      --------
     Other comprehensive income (loss), net of tax                      $(2,192,258)      $60,646
                                                                        ===========       =======




Accumulated other comprehensive income (loss) as of December 31, 1999, 1998 and 1997 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.



The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997

                                                                       1999             1998              1997
                                                                ---------------- ----------------  ----------------
Cash flows from operating activities:
   Net income                                                       $  2,692,910     $  2,317,903      $  2,190,381
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                         120,000          120,000            50,000
       Depreciation and amortization                                     268,770          249,396           263,999
       (Accretion) amortization of securities, net                       (52,519)         (23,117)           41,912
       Deferred tax expense (benefit)                                    (41,744)         (92,332)           28,042
       (Gain) loss on sales of available-for-sale securities, net          1,942                             (4,372)
       Increase in interest receivable                                  (192,175)         (84,163)         (197,016)
       Increase in interest payable                                       31,439           43,613            37,430
       (Increase) decrease in cash surrender value of insurance
         policies                                                        (24,837)         223,393            34,602
       (Increase) decrease in prepaid expenses                               607          (69,608)           15,491
       Increase in accrued expenses                                      158,100           43,133            45,235
       (Increase) decrease in other assets                                14,823           (2,369)           (2,362)
       Increase (decrease) in other liabilities                            3,430             (107)            1,563
       Gain on donation of other real estate owned                                        (70,000)
       Donation of other real estate owned                                                170,000
       Other real estate owned writedowns                                                  65,000
       Change in unearned income                                          (6,425)          (5,718)          (22,372)
       Loss on sales of other real estate owned, net                       6,309           10,581             2,000
       Increase (decrease) taxes payable                                 171,137          (99,352)          218,257
                                                                  --------------  ---------------    --------------

   Net cash provided by operating activities                           3,151,767        2,796,253         2,702,790
                                                                   -------------    -------------     -------------

Cash flows from investing activities:
   Purchases of Federal Home Loan Bank stock                             (46,000)      (1,222,700)          (62,300)
   Purchases of available-for-sale securities                        (49,108,950)     (55,125,378)      (39,948,273)
   Proceeds from sales of available-for-sale securities                3,236,440                         13,911,038
   Proceeds from maturities of available-for-sale securities          45,828,371       24,096,304        10,886,961
   Proceeds from maturities of held-to-maturity securities                89,318        1,190,168         3,599,606
   Net increase in loans                                              (5,331,648)      (2,787,950)         (605,276)
   Proceeds from sales of other real estate owned                         98,691          184,419           195,800
   Capital expenditures                                                 (117,874)         (81,545)         (353,888)
   Recoveries of loans previously charged off                             48,077           26,948            38,320
                                                                 ---------------  ---------------   ---------------

   Net cash used in investing activities                              (5,303,575)     (33,719,734)      (12,338,012)
                                                                   -------------     ------------      ------------

                                      F-6

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997

                                   (continued)

                                                                      1999             1998              1997
                                                                ---------------- ----------------  ----------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW and
     savings accounts                                                  5,652,392       (1,622,694)        5,829,047
   Net increase (decrease) in time deposits                           (4,441,517)      (1,399,145)          196,862
   Advances from Federal Home Loan Bank                               14,800,000       44,000,000         4,250,000
   Principal payments on advances from Federal Home Loan Bank        (16,207,827)      (8,377,169)       (3,279,883)
   Dividends paid                                                       (963,255)        (839,439)         (779,691)
   Issuance of common stock                                                               105,775           264,875
   Net repurchase of common stock                                     (1,106,863)        (463,972)         (157,893)
   Retirement of fractional shares                                                        (17,863)             (847)
                                                            --------------------  --------------- -----------------

   Net cash provided by (used in) financing activities                (2,267,070)      31,385,493         6,322,470
                                                                   -------------     ------------     -------------

Net increase (decrease) in cash and cash equivalents                  (4,418,878)         462,012        (3,312,752)
Cash and cash equivalents at beginning of year                        12,134,602       11,672,590        14,985,342
                                                                    ------------     ------------      ------------
Cash and cash equivalents at end of year                            $  7,715,724      $12,134,602       $11,672,590
                                                                    ============      ===========       ===========


Supplemental disclosures:
   Interest paid                                                      $6,651,709       $6,000,058        $5,669,127
   Income taxes paid                                                   1,354,386        1,490,933         1,155,701
   Transfer of loans to other real estate owned                                           195,000           170,000
   Loans originated from sales of other real estate owned                                                   173,200
   Premises transferred to other real estate owned                                        140,000

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


NOTE 1 - NATURE OF OPERATIONS

Salisbury Bancorp, Inc. (Company) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank & Trust Company (Bank) operates as its wholly-owned subsidiary.

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

The Bank is a state chartered bank which was incorporated in 1874 and is headquartered in Lakeville, Connecticut. The Bank operates its business from three banking offices located in Connecticut. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate, consumer and small business loans.

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

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds.

         Cash and due from banks as of December 31, 1999 includes $1,123,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

         Federal Home Loan Bank Advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

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

         STOCK BASED COMPENSATION:

         The Company recognizes stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25 rather than the fair value method introduced in SFAS No. 123. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123.

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

         The Company has computed and presented EPS for the years ended December 31, 1999, 1998 and 1997 in accordance with SFAS No. 128. Basic EPS as so computed does not differ materially from primary EPS that would have resulted if APB Opinion No. 15 had been applied. Basic EPS so restated does not differ from primary EPS previously presented under APB Opinion No. 15.

         Fully diluted EPS is presented for 1997 but would not have been required if the APB Opinion No. 15 criteria had still been in effect.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                                  Gross            Gross
                                                               Amortized        Unrealized       Unrealized
                                                                 Cost            Holding          Holding           Fair
                                                                 Basis            Gains            Losses           Value
                                                            ---------------     -----------     ------------    ------------
Available-for-sale securities:
   December 31, 1999:
     Equity securities                                        $     12,333      $   124,642     $               $    136,975
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies                34,345,096                        1,054,693       33,290,403
     Debt securities issued by states of the United States
       and political subdivisions of the states                 13,128,484           26,842          776,864      12,378,462
     Money market mutual funds                                     970,526                                           970,526
     Mortgage-backed securities                                 30,673,084            5,067        1,330,764      29,347,387
                                                              ------------     ------------     ------------    ------------
                                                                79,129,523          156,551        3,162,321      76,123,753
     Money market mutual funds included in cash and
       cash equivalents                                           (970,526)        (970,526)
                                                              ------------     ------------     ------------    ------------
                                                              $ 78,158,997     $    156,551     $  3,162,321    $ 75,153,227
                                                              ============     ============     ============    ============
   December 31, 1998:
     Equity securities                                        $     12,331         $104,141     $               $    116,472
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies                43,311,027          293,669           26,671      43,578,025
     Debt securities issued by states of the United States
       and political subdivisions of the states                  9,292,443          296,179           35,505       9,553,117
     Mortgage-backed securities                                 25,448,060           77,969          118,235      25,407,794
                                                              ------------     ------------     ------------    ------------
                                                              $ 78,063,861     $    771,958     $    180,411    $ 78,655,408
                                                              ============     ============     ============    ============
Held-to-maturity securities:
   December 31, 1999:
     Mortgage-backed securities                               $   489,340      $                $     11,155    $    478,185
                                                              ============     ============     ============    ============

   December 31, 1998:
     Debt securities issued by states of the United States
       and political subdivisions of the states               $     25,000     $         98     $               $     25,098
     Mortgage-backed securities                                    554,078            6,101          547,977
                                                                               ------------     ------------    ------------
                                                              $    579,078     $         98     $      6,101    $    573,075
                                                              ============     ============     ============    ============

                                      F-12

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1999:

                                                              Held-to-maturity             Available-for-sale
                                                                securities:                   securities:
                                                           ---------------------  -----------------------------
                                                          Amortized                Amortized
                                                             Cost        Fair        Cost            Fair
                                                            Basis       Value        Basis           Value
                                                         ----------  -----------  --------------   ------------
Debt securities other than mortgage-backed securities:
     Due within one year                                 $             $            $  2,502,087   $  2,500,300
     Due after one year through five years                                            13,198,871     12,976,440
     Due after five years through ten years                                            9,868,978      9,413,927
     Due after ten years                                                              21,903,644     20,778,198
Mortgage-backed securities                                  489,340      478,185      30,673,084     29,347,387
                                                          ---------    ---------    ------------   ------------
                                                           $489,340     $478,185     $78,146,664    $75,016,252
                                                           ========     ========     ===========    ===========

During 1999, proceeds from sales of available-for-sale securities amounted to $3,236,440. Gross realized gains and gross realized losses on those sales amounted to $7,068 and $9,010, respectively. During 1998, there were no sales of available-for-sale securities. During 1997, proceeds from sales of available-for-sale securities amounted to $13,911,038. Gross realized gains and gross realized losses on those sales amounted to $23,140 and $18,768, respectively.

There were no issuers of securities whose carrying amount exceeded 10% of stockholders' equity as of December 31, 1999.

Total carrying amounts of $8,910,735 and $5,941,061 of debt securities were pledged to secure public deposits and for other purposes as required by law as of December 31, 1999 and 1998, respectively.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:
                                                      1999              1998
                                                   -----------       -----------
                                                           (in thousands)
Commercial, financial and agricultural              $    9,025       $  10,692
Real estate - construction and land development          3,382           3,392
Real estate - residential                               86,680          80,451
Real estate - commercial                                15,324          14,909
Consumer                                                10,698          10,430
Other                                                      364             535
                                                   -----------     -----------
                                                       125,473         120,409
Allowance for loan losses                               (1,160)         (1,260)
Unearned income                                                             (6)
                                                   -----------    ------------
           Net loans                                  $124,313        $119,143
                                                      ========        ========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 1999. Total loans to such persons and their companies amounted to $1,616,529 as of December 31, 1999. During 1999 advances of $621,125 were made and repayments totaled $1,002,170.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                1999        1998          1997
                                            ----------   ----------    ----------
Balance at beginning of period              $1,260,488   $1,225,819    $1,241,807
Provision for loan losses                      120,000      120,000        50,000
Recoveries of loans previously charged off      48,077       26,948        38,320
Loans charged off                             (269,028)    (112,279)     (104,308)
                                            ----------   ----------    ----------
Balance at end of period                    $1,159,537   $1,260,488    $1,225,819
                                            ==========   ==========    ==========


Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                           1998                          1999
                                                                ---------------------------    ---------------------------
                                                                Recorded        Related        Recorded       Related
                                                                Investment      Allowance      Investment     Allowance
                                                                In Impaired     For Credit     In Impaired    For Credit
                                                                Loans           Losses         Loans          Losses
                                                                --------------  ------------   -------------  ------------
Loans for which there is a related allowance for credit losses  $   291,057      $40,000        $1,565,531      $250,253

Loans for which there is no related allowance for credit losses           0                              0             0
                                                                -----------      -------        ----------      --------
           Totals                                               $   291,057      $40,000        $1,565,531      $250,253
                                                                ===========      =======        ==========      ========

Average recorded investment in impaired loans during the
   year ended December 31                                        $1,116,858                     $1,611,963
                                                                 ==========                     ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

           Total recognized                                     $    67,895                   $     59,242
                                                                ===========                   ============
           Amount recognized using a cash-basis method of
              accounting                                        $         0                   $          0
                                                                ===========                   ============

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                  1999           1998
                                              -----------    -----------
Land                                          $   293,194    $   293,194
Buildings                                       2,021,088      1,989,981
Furniture and equipment                         1,971,269      1,884,502
                                              -----------    -----------
                                                4,285,551      4,167,677
Accumulated depreciation and amortization      (2,036,840)    (1,768,070)
                                              -----------    -----------
                                               $2,248,711     $2,399,607

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 1999 and 1998 was $14,903,731 and $15,384,302,
respectively.

For time deposits as of December 31, 1999, the scheduled maturities for years ended December 31 are:

                           2000                    $44,100,749
                           2001                      6,860,645
                           2002                      1,538,440
                           2003                      3,175,909
                           2004                        713,663
                                                --------------
                                                   $56,389,406
                                                   ===========

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

Advances  consist of funds  borrowed  from the Federal  Home Loan Bank of Boston
(FHLB).

Maturities of advances for the five years ending after December 31, 1999 and thereafter are summarized as follows:

                                INTEREST RATE RANGE           AMOUNT
               2000                5.68% - 6.58%           $11,354,686
               2001                5.38% - 6.58%             4,353,547
               2002                5.68% - 6.58%             1,113,139
               2003                5.68% - 6.58%               993,295
               2004                5.68% - 6.45%               766,823
               Thereafter          4.18% - 6.30%            21,130,489
                                                          ------------
                                                           $39,711,979
                                                           ===========

At December 31, 1999, $20,000,000 of advances from the FHLB were redeemable at par at the option of the FHLB on dates ranging from March 21, 2000 through December 15, 2003.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligation not otherwise pledged.

NOTE 8 - PENSION PLAN

The Company has an insured noncontributory defined benefit retirement plan available to all employees eligible as to age and length of service. Benefits are based on a covered employee's final average compensation, primary social security benefit and credited service. The Company makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                    1999          1998
                                                                -----------   ------------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                       $2,407,714     $2,036,649
   Actuarial (gain) loss                                           (192,692)       188,421
   Service cost                                                     111,604        111,513
   Interest cost                                                    159,855        174,076
   Benefits paid                                                   (481,848)      (102,945)
                                                                -----------   ------------
       Benefit obligation at end of year                          2,004,633      2,407,714
                                                                -----------    -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year       2,645,553      2,283,646
   Actual return on plan assets                                     388,286        395,755
   Employer contribution                                             15,243         69,097
   Benefits paid                                                   (481,848)      (102,945)
                                                                -----------   ------------
       Fair value of plan assets at end of year                   2,567,234      2,645,553
                                                                -----------    -----------

Funded status 562,601                                               237,839
Unrecognized net gain from actuarial experience                    (758,532)      (372,400)
Unrecognized prior service cost                                       8,051          8,943
Unamortized net asset existing at date of adoption of
   SFAS No. 87                                                       58,364         66,095
                                                                -----------   ------------
       Accrued benefit cost included in other liabilities       $  (129,516)  $    (59,523)
                                                                ===========   ============

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 6.0% for 1999, 1998 and 1997, respectively. The weighted-average expected long-term rate of return on assets was 8.0% for 1999, 1998 and 1997.

Components of net periodic benefit cost:

                                             1999         1998         1997
                                           ---------     --------    ---------
Service cost                                $111,604     $111,513    $  90,327
Interest cost on benefit obligation          159,855      174,076      149,021
Expected return on assets                   (194,846)    (181,249)    (162,668)
Amortization of prior service cost             8,623        8,623        8,623
                                           ---------     --------    ---------
     Net periodic benefit cost             $  85,236     $112,963    $  85,303
                                           =========     ========    =========

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

                                         1999          1998            1997
                                      ----------    ----------      ----------
Current:
   Federal                            $1,170,254    $1,034,773      $1,008,406
   State                                 355,269       356,808         365,552
                                      ----------    ----------      ----------
                                       1,525,523     1,391,581       1,373,958
                                      ----------    ----------      ----------
Deferred:
   Federal                               (38,359)      (72,755)          6,794
   State                                  (3,385)      (19,577)         21,248
                                      ----------    ----------      ----------
                                         (41,744)      (92,332)         28,042
                                      ----------    ----------      ----------
     Total income tax expense         $1,483,779    $1,299,249      $1,402,000
                                      ==========    ==========      ==========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                   1999       1998       1997
                                                  -------    -------    -------
                                                   % of       % of       % of
                                                  Income     Income     Income
Federal income tax at statutory rate               34.0%      34.0%      34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                               (4.1)      (3.8)      (2.7)
   Other items                                                 (.5)        .6
State tax, net of federal tax benefit               5.6        6.2        7.1
                                                  -----      -----      -----
       Effective tax rates                         35.5%      35.9%      39.0%
                                                   ====       ====       ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                        1999         1998
                                                                     ----------   ---------
Deferred tax assets:
   Allowance for loan losses                                           $255,197   $ 299,507
   Interest on non-performing loans                                      12,302       3,483
   Accrued deferred compensation                                         24,179      26,342
   Post retirement benefits                                              10,128       8,279
   Other real estate owned property writedown                            25,509      25,938
   Deferred organization costs                                            4,466       5,752
   Accrued pensions                                                      50,445      23,576
   Net unrealized holding loss on available-for-sale securities       1,170,747
                                                                     ----------
           Gross deferred tax assets                                  1,552,973     392,877
                                                                     ----------   ---------

Deferred tax liabilities:
   Deferred state tax refund                                            (14,781)    (35,897)
   Accelerated depreciation                                            (356,648)   (390,521)
   Discount accretion                                                    (4,104)     (1,510)
   Net unrealized holding gain on available-for-sale securities                    (234,312)
                                                                     ----------   ---------
           Gross deferred tax liabilities                              (375,533)   (662,240)
                                                                     ----------   ---------
Net deferred tax assets (liabilities)                                $1,177,440   $(269,363)
                                                                     ==========   =========


Deferred tax assets as of December 31, 1999 and 1998 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1999, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10 - FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                       1999                               1998
                                       ----------------------------------   -------------------------------
                                          Carrying              Fair             Carrying          Fair
                                          Amount                Value             Amount           Value
                                       ----------------------------------   -------------------------------
Financial assets:
   Cash and cash equivalents            $    7,715,724    $    7,715,724    $  12,134,602     $  12,134,602
   Available-for-sale securities            75,153,227        75,153,227       78,655,408        78,655,408
   Held-to-maturity securities                 489,340           478,185          579,078           573,075
   Federal Home Loan Bank stock              2,102,000         2,102,000        2,056,000         2,056,000
   Loans                                   124,312,781       123,285,000      119,142,785       120,152,000
   Accrued interest receivable               1,575,524         1,575,524        1,383,349         1,383,349

Financial liabilities:
   Deposits                                154,358,327       154,527,000      153,147,452       153,594,000
   Federal Home Loan Bank advances          39,711,979        38,902,000       41,119,806        41,000,000


The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                1999              1998
                                            ------------      -----------
Commitments to originate loans               $ 4,546,884      $ 6,501,105
Standby letters of credit                         30,000           30,000
Unadvanced portions of loans:
   Home equity                                 6,550,744        6,322,988
   Commercial lines of credit                  6,594,189        5,830,971
   Construction                                  641,184        1,433,789
   Credit cards                                3,960,781        3,737,896
                                            ------------      -----------
                                             $22,323,782      $23,856,749
                                             ===========      ===========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 11 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in northwestern Connecticut and bordering New York and Massachusetts towns.

NOTE 12 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                          Actual         Adequacy Purposes:       Action Provisions:
                                                  -----------------------------------------       ------------------
                                                  Amount      Ratio      Amount        Ratio      Amount       Ratio
                                                  ------      -----      ------        -----      ------       -----
                                                                     (Dollar amounts in thousands)
As of December 31, 1999:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $22,946    21.71%       $8,455       >8.0%          N/A
                                                                                        -
     Salisbury Bank & Trust Company                 21,990    21.02         8,369       >8.0       $10,461      >10%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   21,730    20.56         4,227       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 20,774    19.86         4,184       >4.0         6,277       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   21,730     9.95         8,738       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 20,774     9.57         8,679       >4.0        10,849       >5.0
                                                                                        -                        -

As of December 31, 1998:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                   22,505    21.90         8,223       >8.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 20,522    20.05         8,190       >8.0       $10,237      >10.0
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   21,198    20.62         4,111       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 19,215    18.77         4,095       >4.0         6,142       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   21,198    10.42         8,138       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 19,215     9.54         8,056       >4.0        10,071       >5.0
                                                                                        -                        -

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

As of December 31, 1999 the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $12,095,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 13 - STOCK COMPENSATION PLAN


The Company had a fixed option, stock-based compensation plan, which is described below. The Plan was terminated effective December 31, 1997. The Company applied APB Opinion 25 and related Interpretations in accounting for its plan. Compensation expense, as measured by APB Opinion 25, was immaterial for each of the three years in the three year period ended December 31, 1999. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1999          1998           1997
                                                  ----------   -----------    -----------
Net income                          As reported   $2,692,910    $2,317,903     $2,190,381
                                    Pro forma     $2,692,910    $2,317,903     $2,176,163

Earnings per common share           As reported       $1.78          $1.48         $1.41
                                    Pro forma         $1.78          $1.48         $1.40

Earnings per common share,
   assuming dilution                As reported       $1.78          $1.47         $1.40
                                    Pro forma         $1.78          $1.47         $1.39

Under the Employee Stock Purchase Plan, the Company granted options to its eligible employees for up to 25,000 shares of common stock. Each employee of the Company was eligible to become a participant in the Plan following the completion of one year of service.

The fair value of each option grant in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 4 percent; expected volatility of 10 percent; risk-free interest rate of 5.62 percent; expected life of 1 year and estimated forfeiture rate of 55 percent.

A summary of the status of the Company's fixed stock option plan as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                             1999                           1998                        1997
                                 ---------------------------    ---------------------------    ------------------------
                                            Weighted-Average               Weighted-Average            Weighted-Average
                                 Shares      Exercise Price    Shares       Exercise Price     Shares       Exercise
                                 ------      --------------    ------       --------------     ------       --------
Price
Outstanding at beginning
   of year                         4,420         $7.93          26,850         $7.68           39,660         $7.03
Granted                                                                                        21,420          7.93
Exercised                                                      (13,388)         7.85          (13,734)         7.34
Forfeited                          4,420          7.93          (9,042)         7.31          (20,496)        (6.92)
                                   -----                      --------                         ------
Outstanding at end of year             0                         4,420         $7.93           26,850         $7.68
                                ========                      ========                         ======

Options exercisable at
   year-end                            0                         4,420                         26,850
Weighted-average fair value
   of options granted during
   the year                          N/A                           N/A                          $1.48

NOTE 14 - EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                   Income            Shares         Per-Share
                                                                 (Numerator)      (Denominator)       Amount
                                                                 -----------      -------------     ---------
Year ended December 31, 1999
   Basic EPS
     Net income and income available to common stockholders        $2,692,910       1,512,253      $1.78
     Effect of dilutive securities, options                                                 0
                                                                   ----------      ----------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                 $2,692,910       1,512,253      $1.78
                                                                   ==========       =========

Year ended December 31, 1998
   Basic EPS
     Net income and income available to common stockholders        $2,317,903       1,570,445      $1.48
     Effect of dilutive securities, options                                             7,937
                                                                   ----------      ----------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                 $2,317,903       1,578,382      $1.47
                                                                   ==========       =========

Year ended December 31, 1997
   Basic EPS
     Net income and income available to common stockholders        $2,190,381       1,556,010      $1.41
     Effect of dilutive securities, options                                            11,496
                                                                   ----------      ----------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                 $2,190,381       1,567,506      $1.40
                                                                   ==========       =========

NOTE 15 - RECLASSIFICATION

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements are for Salisbury Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the Consolidated Financial Statements of Salisbury Bancorp, Inc. and Subsidiary.

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

ASSETS                                                               1999                 1998
------                                                              -----------     -----------
Cash in bank                                                        $               $    57,288
Money market mutual funds                                               970,526
                                                                    -----------
           Cash and cash equivalents                                    970,526          57,288
Investments in available-for-sale securities (at fair value)            500,002       2,341,425
Investment in subsidiary                                             18,939,257      19,571,849
Other assets                                                              4,466           5,660
                                                                    -----------     -----------
           Total assets                                             $20,414,251     $21,976,222
                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                                   $   511,418     $   420,197
Other liabilities                                                         8,082             587
                                                                    -----------    ------------
           Total liabilities                                            519,500         420,784
                                                                    -----------     -----------
Total stockholders' equity                                           19,894,751      21,555,438
                                                                    -----------     -----------
           Total liabilities and stockholders' equity               $20,414,251     $21,976,222
                                                                    ===========     ===========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                              STATEMENTS OF INCOME

         Year Ended December 31, 1999 and For the Period August 24, 1998
                              to December 31, 1998

                                                                                                        For the
                                                                                                      Period Ended
                                                                            Year Ended             August 24, 1998 to
                                                                         December 31, 1999         December 31, 1998
                                                                         -----------------         -----------------
Dividend income from subsidiary                                              $1,120,000               $2,725,000
Taxable interest on securities                                                   56,258                   19,110
                                                                             ----------              -----------
                                                                              1,176,258                2,744,110
                                                                             ----------              -----------

Legal expense                                                                    70,816
Formation expense                                                                                         51,320
Supplies and printing                                                            15,715                    4,349
Other expense                                                                    18,380                   23,462
                                                                             ----------              -----------
                                                                                 34,095                  149,947
                                                                             ----------              -----------
Income before income tax (benefit) expense and equity in
   undistributed net income (loss) of subsidiary                              1,142,163                2,594,163
Income tax (benefit) expense                                                      8,779                   (5,164)
                                                                             ----------              -----------
Income before equity in undistributed net income (loss) of subsidiary         1,133,384                2,599,327
Equity in undistributed net income (loss) of subsidiary                       1,559,526               (2,091,533)
                                                                             ----------              -----------
Net income                                                                   $2,692,910              $   507,794
                                                                             ==========              ===========

                                      F-24

                                              SALISBURY BANCORP, INC.

                                               (Parent Company Only)

                                             STATEMENTS OF CASH FLOWS

               Year Ended December 31, 1999 and For the Period August 24, 1998 to December 31, 1998

                                                                                            For the
                                                                                         Period Ended
                                                                     Year Ended        August 24, 1998 to
                                                                 December 31, 1999     December 31, 1998
                                                                 -----------------     -----------------
Cash flows from operating activities:
   Net income                                                      $2,692,910            $   507,794
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Undistributed (income) loss of subsidiary                    (1,559,526)            2,091,533
       Deferred tax (benefit) expense                                    1,286                (5,751)
       Accretion of securities                                         (28,862)              (19,110)
       Increase in taxes payable                                         7,495                   587
                                                                   -----------          ------------

   Net cash provided by operating activities                         1,113,303             2,575,053
                                                                   -----------           -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                       (2,141,461)           (2,322,083)
   Proceeds from sales of available-for-sale securities              1,663,514
   Proceeds from maturities of available-for-sale securities         2,348,000
                                                                   -----------

   Net cash provided by (used in) investing activities               1,870,053            (2,322,083)
                                                                   -----------           -----------

Cash flows from financing activities:
   Issuance of common stock                                                                   39,127
   Net repurchase of common stock                                   (1,106,863)              (63,800)
   Dividends paid                                                     (963,255)             (171,009)
                                                                   -----------          ------------

   Net cash used in financing activities                            (2,070,118)             (195,682)
                                                                   -----------          ------------

Net increase in cash and cash equivalents                              913,238                57,288
Cash and cash equivalents at beginning of year                          57,288
                                                                   -----------          ------------
Cash and cash equivalents at end of year                           $   970,526          $     57,288
                                                                   ===========          ============

                                      F-25

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

                                                                   EXECUTIVE
                                                                 OFFICE OF THE
NAME                   AGE         POSITION                      COMPANY SINCE:

John F. Perotti        53          President and Chief              1998 (1)
                                   Executive Officer

Craig E. Toensing      62          Secretary                        1998 (2)

John F. Foley          49          Chief Financial Officer          1998 (3)

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

(2) Mr. Toensing is the Senior Vice President and Trust Officer of the Bank and has been an Executive Officer of the Bank since 1982.

(3) Mr. Foley is Vice President, Comptroller and Principal Financial Officer of the Bank and has been an Executive Officer of the Bank since 1986.

Board of Directors

The Certificate of Incorporation and Bylaws of the Company provide for a Board of Directors of not less than seven (7) members, as determined from time to time by resolution of the Board of Directors. The Board of Directors of the Company is divided into three (3) classes. Classes of directors serve for staggered three (3) year terms. A successor class is to be elected at each annual meeting of shareholders. When the terms of office of the members of one class expire vacant directorships may be filled, until the expiration of the term of the vacated directorship, by the vote of a majority of the directors then in office. The Company does not have a nominating committee but has a prescribed procedure for shareholders to make a nomination set forth in the Company"s Bylaws.

The following table sets forth certain information, as of March 3, 2000 with respect to the directors of the Company.

                              NOMINEES FOR ELECTION
                              ---------------------

                                         Position Held      Director     Term
         Name              Age         with the Company      Since     Expiring
         ----              ---         ----------------      -----     --------

Gordon C. Johnson          65               Director          1998       2000

Holly J. Nelson            46               Director          1998       2000

John E. Rogers             70               Director          1998       2000

Walter C. Shannon, Jr.     64               Director          1998       2000

                              CONTINUING DIRECTORS
                              --------------------

John F. Perotti            53               President, CEO,   1998       2001
                                            and Director

Craig E. Toensing 62                       Secretary and      1998       2001
                                            Director

Michael A. Varet           58               Director          1998       2001

John R. H. Blum            70               Director          1998       2002

Louise F. Brown            56               Director          1998       2002

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

Holly J. Nelson has been a director of the Bank since 1995 and is a partner in Oblong Books and Music, LLC, a book and music store.

John E. Rogers has been a director of the Bank since 1964 and retired as Chairman of the Board of the Bank in 1984. He also served as President of the Bank from 1969 to 1981.

Walter C. Shannon, Jr. is President Emeritus of Wagner McNeil, Inc. and President of William J. Cole Agency, Inc. He has been a director of the Bank since 1993.

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

Michael A. Varet has been a partner in the law firm of Piper Marbury Rudnick & Wolfe LLP since 1995. Prior to 1995, Mr. Varet was a member and Chairman of Varet & Fink P.C., formerly Milgrim, Thomajan & Lee, P.C. Mr. Varet has been a director of the Bank since 1997.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company"s executive officers, directors and persons who own more than ten percent (10%) of the Company"s Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of the Company"s Common Stock. Executive officers, directors and any shareholders owning greater than ten percent (10%) of the Company"s Common Stock are required by the SEC"s regulations to furnish the Company with copies of all such reports that they file.

Based solely on a review of copies of reports filed with the SEC since January 1, 1999 and certain representations by executive officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Fees

During 1999, directors received $500 for each Board of Directors meeting attended and $200 for each committee meeting attended. Beginning January 1999, each director received an annual retainer of $2,000. Directors' Perotti and Toensing received no additional compensation for their services as directors or members of any board committee during 1999.

The following table provides certain information regarding the compensation paid to certain executive officers of the Company for services rendered in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997. No other current executive officer of the Company or the Bank received cash compensation in excess of $100,000. All compensation expense was paid by the Bank.

                                    Summary Compensation Table

                                             Annual                    Long-Term
                                          Compensation                Compensation
                                                                  Securities Underlying
                                                                        Options/             All Other
Name and Principal                                                       SAR"s             Compensation
        Position                    Year     Salary($)    Bonus($)      (#) (1)               ($) (2)
-------------------------------------------------------------------------------------------------------
       John F. Perotti              1999    $163,200      $30,243        -----             -----
       President and                1998     141,984       19,700        -----            $4,500(3)
Chief Executive Officer             1997     135,864       25,092        1,710             6,000(3)
of the Company and the Bank

     Craig E. Toensing              1999     $122,808     $24,641        -----             -----
Secretary of the Company            1998      104,856      15,249        -----            $4,500(3)
  Senior Vice President             1997      100,320      19,297        1,266             5,700(3)
and Trust Officer of the Bank

-------------------------
(1) The number of shares presented represent options to acquire shares of common stock of the Company.

(2) Compensation above does not include accrual of benefits under the Bank"s defined pension plan or supplemental arrangements described below.

(3)  Directors fees paid.

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

The present average base salary and years of service to date of Messrs. Perotti and Toensing are: Mr. Perotti: $156,236; 27 years; Mr. Toensing: $116,689; 19 years. The following table shows estimated annual retirement benefits payable at normal retirement date as a straight life annuity for various average base salary and service categories before the offset of a portion of the primary Social Security benefit.


Average
Base Salary                   Estimated Annual Retirement Benefit With
at Retirement                 Years of Service at Retirement Indicated
-------------                 ----------------------------------------

                        10 Years       20 Years       25 Years       35 Years

 $100,000                $20,000        $40,000        $50,000       $  55,000

  110,000                 22,000         44,000         55,000          60,500

  120,000                 24,000         48,000         60,000          66,000

  130,000                 26,000         52,000         65,000          71,500

  140,000                 28,000         56,000         70,000          77,000

  150,000                 30,000         60,000         75,000          82,500

  160,000                 32,000         64,000         80,000          88,000

  170,000                 34,000         68,000         85,000          93,500

  180,000                 36,000         72,000         90,000          99,000

$190,000                 $38,000        $76,000        $95,000        $104,500

Supplemental Retirement Arrangements

In 1994, the Bank entered into a supplemental retirement arrangement (the "Supplemental Retirement Agreement") with John F. Perotti. Following disability or retirement at the earlier of the age of 65, or after thirty (30) years of service to the Bank, Mr. Perotti will receive monthly payments of $1,250 (increased by 5% per year or greater to reflect increases in the cost of living index) for a period of ten (10) years. These payments are in addition to any payments under the Bank"s retirement plan. The Supplemental Retirement Agreement includes provisions which would prevent Mr. Perotti from working for a competitor in the proximity of the Bank.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 3, 2000 regarding the number of shares of Common Stock beneficially owned by each director and officer and by all directors and officers as a group.

                              Number of Shares (1)     Percentage of Class (2)
                              --------------------     -----------------------

John R. H. Blum                  15,336 (3)                  1.02%

Louise F. Brown                   4,224 (4)                   .28%

John F. Foley                     3,696 (5)                   .25%

Gordon C. Johnson                 1,502 (6)                   .10%

Holly J. Nelson                     848 (7)                   .06%

John F. Perotti                  10,839 (8)                   .72%

John E. Rogers                   28,595 (9)                  1.91%

Walter C. Shannon, Jr.            3,604 (10)                  .24%

Craig E. Toensing                 3,000 (11)                  .20%

Michael A. Varet                 65,646 (12)                 4.38%

All Directors and Officers      137,290                      9.16%
as a group of (10 persons)

(1) The shareholdings also include, in certain cases, shares owned by or in trust for a director"s spouse and/or his children or grandchildren, and in which all beneficial interest has been disclaimed by the director.

(2) Percentages are based upon the 1,498,179 shares of the Bank"s Common Stock outstanding and entitled to vote on March 3, 2000. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(3)      Includes 2,100 shares owned by John R. H. Blum"s wife.

(4) Includes 2,136 shares owned by Louise F. Brown as custodian for her children.

(5) Includes 1,518 shares owned jointly by John F. Foley and his wife and 66 shares owned by John F. Foley as custodian for his children.

(6) Includes 660 shares owned by Gordon C. Johnson"s wife and for which Mr. Johnson has disclaimed beneficial ownership.

(7) Includes 6 shares owned by Holly J. Nelson as guardian for a minor child.

(8) Includes 9,514 shares owned jointly by John F. Perotti and his wife, 761 shares owned by his wife and 564 shares in trust for his son.

(9)      Includes 11,370 shares owned by John E. Rogers" wife.

(10)     All shares are owned individually by Walter C. Shannon, Jr.

(11)     Includes 42 shares owned by Craig E. Toensing as custodian for his son.

(12) Includes 18,540 shares owned by Michael A. Varet"s wife, 6,186 shares owned by his son, 6,180 shares owned by his daughter and 6,180 shares owned by Michael A. Varet as custodian for his son. Michael A. Varet has disclaimed beneficial ownership for all of these shares.

Principal Shareholders of the Company

As of March 3, 2000, management was not aware of any person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act) who owns beneficially more than 5% of the Company"s Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John R. H. Blum is Chairman of the Board of Directors and an attorney engaged in the private practice of law who represented the Company during 1999 and whom the Company proposes to engage in 2000 in connection with certain legal matters.

Louise F. Brown is a director of the Company and a partner in the law firm of Gager & Peterson, which represented the Company during 1999 and which the Company proposes to engage in 2000 in connection with certain legal matters.

Walter C. Shannon, Jr. is a director of the Company and the President Emeritus of Wagner McNeil, Inc. which serves as the insurance agent for many of the Company"s insurance needs.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders of the Company, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and such loans did not involve more than the normal risk of collectability or present other unfavorable features. Since January 1, 1999, the highest aggregate outstanding principal amount of all loans extended by the Bank to the Company"s directors, executive officers and all associates of such persons as a group was $2,475,686 or an aggregate principal amount equal to 12.44% of the equity capital accounts of the Bank.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report on Form l0-K.

         1.  Financial Statements:
             The financial statements filed as part of this report are listed in the index appearing at Item 8.

         2.  Financial Statement Schedules:
             Such schedules are omitted because they are inapplicable or the information is included in the consolidated financial statements or notes thereto.

         3.  Exhibits Required by Item 601 of Regulation S-K:

          Exhibit No.             Description
          -----------             -----------
             3.1     Certificate of Incorporation of Salisbury Bancorp, Inc. (1)

             3.2     Bylaws of Salisbury Bancorp, Inc. (2)

             10.     Pension Supplement Agreement with John F. Perotti. (3)

             21.     Subsidiaries of the Company, (4)

             27.     Financial Data Schedule


         (1) Exhibit was filed on April 23, 1998 as Exhibit 3.1 to Company"s Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

         (2) Exhibit was filed on April 23, 1998 as Exhibit 3.2 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

         (3) Exhibit was filed on April 23, 1998 as Exhibit 10 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

         (4) Exhibit was filed on April 23, 1998 as Exhibit 21 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

         (b) CURRENT REPORTS: The following reports on Form 8-K were filed during the fourth quarter of the 1999 fiscal year:

         1. On November 24, 1999 the Company filed a Form 8-K reporting the declaration of an $.12 per share quarterly cash dividend and a $ .22 per share special cash dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 20, 2000

                                                 SALISBURY BANCORP, INC.

                                                 By:   /s/ John F. Perotti
                                                       -------------------
                                                       John F. Perotti
                                                       President and
                                                       Chief Executive Officer


                                                 By:   /s/ John F. Foley
                                                      -----------------
                                                      John F. Foley
                                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                            Title                             Date

 /s/ John F. Perotti                President,                    March 20, 2000
 ---------------------------        Chief Executive Officer
 (John F. Perotti)                  and Director


  /s/ John R. H. Blum               Director                      March 20, 2000
 ---------------------------
(John R. H. Blum)

 /s/ Louise F. Brown                Director                      March 20, 2000
 ---------------------------
(Louise F. Brown)

 /s/ Gordon C. Johnson              Director                      March 20, 2000
 ---------------------------
(Gordon C. Johnson)

 /s/ Holly J. Nelson                Director                      March 20, 2000
 ---------------------------
(Holly J. Nelson)

 /s/ John E. Rogers                 Director                      March 20, 2000
 ---------------------------
(John E. Rogers)

 /s/ Walter C. Shannon, Jr.         Director                      March 20, 2000
 ---------------------------
(Walter C. Shannon, Jr.)

 /s/ Craig E. Toensing             Director                       March 20, 2000
 ---------------------------
(Craig E. Toensing)

 /s/ Michael A. Varet              Director                       March 20, 2000
 ---------------------------
(Michael A. Varet)