Form 10-Q
period 2000-03-31
SALISBURY BANCORP INC
filed 2000-05-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 2000
                                                ------------------

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

                      Yes     [   ]         No     [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000. 1,493,445
                                    ----------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I. FINANCIAL INFORMATION                                                                     Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets --March 31, 2000 and December 31, 1999                         4
                                           (unaudited)
         Consolidated Statements of Income --three months ended March 31, 2000 and 1999             5
                                           (unaudited)
         Consolidated Statements of Cash Flows --three months ended March 31, 2000 and 1999         6
                                           (unaudited)

         Notes to Consolidated Financial Statements                                                 8

Item 2.  Management"s Discussion and Analysis of Financial Condition and Results of Operations      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          16

Item 2.  Changes in Securities and Use of Proceeds                                                  16

Item 3.  Defaults Upon Senior Securities
16

Item 4.  Submission of Matters to a Vote of Security Holders                                        16

Item 5.  Other Information                                                                          16

Item 6.  Exhibits and Reports on Form 8-K                                                           16

         Signatures                                                                                 17













                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements



                             SALISBURY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                       MARCH 31         DECEMBER 31
                                                                         2000              1999
                                                                         ----              ----
ASSETS Cash & due from banks:
   Non-Interest Bearing                                               $   6,418          $   6,478
   Interest Bearing                                                         272                268
   Federal funds sold                                                     2,855                  0
   Money Market Mutual Funds                                                512                970
                                                                      ---------          ---------
         Cash and cash equivalents                                       10,057              7,716
   Investment Securities:
      Held to maturity securities at amortized cost                         486                489
      Available-for-sale securities at market value                      82,224             75,153
   Federal Home Loan Bank stock, at cost                                  2,930              2,102
   Loans:
      Commercial, financial and agricultural                              8,621              9,025
      Real estate-construction and land development                       2,844              3,382
      Real estate-residential                                            86,270             86,680
      Real estate-commercial                                             15,381             15,324
      Consumer                                                           10,106             10,698
      Other                                                                 756                364
      Allowance for loan losses                                          (1,147)            (1,160)
      Unearned income                                                         0                  0
                                                                      ---------          ---------
                  Net loans                                             122,831            124,313

   Bank premises & equipment                                              2,197              2,249
   Other real estate owned                                                   75                 75
   Accrued interest receivable                                            1,508              1,576
   Other assets                                                           1,697              1,712
                                                                      ---------          ---------
Total Assets                                                          $ 224,005          $ 215,385
                                                                      =========          =========
LIABILITIES
   Deposits:
   Demand                                                             $  28,754          $  28,318
   Savings & NOW                                                         30,537             32,735
   Money Market                                                          39,675             36,954
   Time                                                                  54,861             56,351
                                                                      ---------          ---------
         Total Deposits                                                 153,827            154,358
   Federal Home Loan Bank advances                                       48,381             39,712
   Other liabilities                                                      1,580              1,420
                                                                      ---------          ---------
         Total Liabilities                                              203,788            195,490
                                                                      ---------          ---------

Shareholders" equity:
   Common stock, par value $.10 per share;
   Authorized 3,000,000 shares
   Issued and outstanding shares: 1,495,570 at March 31, 2000               150                150
     and 1,504,171 at December 31, 1999
   Additional paid-in capital                                             3,634              3,781
   Retained earnings                                                     18,317             17,799

   Accumulated other comprehensive income(loss)                          (1,884)            (1,835)
                                                                      ---------          ---------
         Total Shareholders" Equity                                      20,217             19,895
                                                                      ---------          ---------
         Total Liabilities and Shareholders" Equity                   $ 224,005          $ 215,385
                                                                      =========          =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             March 31, 2000 and 1999
                                   (unaudited)

                                                                   Three Months Ended
                                                                         March 31
                                                                         --------
                                                                   2000           1999
                                                                   ----           ----
Interest and dividend income:
   Interest and fees on loans                                     $2,442         $2,337
 Interest and dividends on securities:
   Taxable                                                         1,238            940
   Tax-exempt                                                        163            125
 Dividends on equity securities                                       36             22
 Other interest                                                      101             63
                                                                  ------         ------
         Total interest and dividend income                        3,980          3,487
                                                                  ------         ------
 Interest expense:
   Interest on deposits                                            1,223          1,194
   Interest on Federal Home Loan Bank advances                       716            438
                                                                  ------         ------
         Total interest expense                                    1,939          1,632
                                                                  ------         ------
         Net interest and dividend income                          2,041          1,855
Provision for loan losses                                             30             30
                                                                  ------         ------
         Net interest and dividend income after provision
               for loan losses                                     2,011          1,825
                                                                  ------         ------
Other income:
   Trust department income                                           243            300
   Service charges on deposit accounts                                83             79

     Other income                                                    114             98
                                                                  ------         ------
         Total other income                                          440            477
                                                                  ------         ------
Other expense:
   Salaries and employee benefits                                    788            677
   Occupancy expense                                                  63             71
   Equipment expense                                                 109            118
   Data processing                                                    47             76
   Legal                                                               8             36
   Other expense                                                     318            337
                                                                  ------         ------
         Total other expense                                       1,333          1,315
                                                                  ------         ------
         Income before income taxes                                1,118            987
Income taxes                                                         405            350
                                                                  ------         ------

         Net income                                               $  713         $  637
                                                                  ======         ======
Earnings per common share outstanding                             $  .48         $  .42
                                                                  ======         ======
Earnings per common share outstanding,
 assuming dilution                                                $  .48         $  .42
                                                                  ======         ======

        The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2000 and 1999
                                   (unaudited)

                                                                            2000           1999
                                                                            ----           ----
Cash flows from operating activities:
   Net income                                                          $    713          $    637
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                           30                30
         Depreciation and amortization                                       68                38
         (Accretion) amortization of securities, net                        (61)              (37)
         Deferred tax expense (benefit)                                      74                 0
         Increase (decrease)in interest receivable                           68                83
         Increase in interest payable                                        59               108
         (Increase) decrease in prepaid expenses                            (31)              (12)
         Increase in accrued expenses                                        96                93
         (Increase) decrease in other assets                                 (3)              161
         Increase (decrease)in other liabilities                             (6)               53
         Increase (decrease) in taxes payable                               328                 0
                                                                      ---------         ---------

Net cash provided by operating activities                                 1,335             1,154
                                                                       --------          --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                 (828)                0
  Purchase of available-for-sale securities                             (20,433)           (8,336)
  Proceeds from sales of available-for-sale securities                      850             4,795
  Proceeds from maturities of available-for-sale securities              12,500            15,348
  Proceeds from held-to-maturity securities                                   3                 2
  Net (increase) decrease in loans                                        1,441            (1,406)
  Capital expenditures                                                      (17)              (26)
  Recoveries of loans previously charged-off                                 10                 5

Net cash (used in) provided by investing activities                      (6,474)           10,382
                                                                       ---------        ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2000 and 1999
                                   (unaudited)
                                   (continued)
                                                                           2000                1999
                                                                           ----                ----
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW and
       savings accounts                                                        959              (349)

   Net increase (decrease)  in time deposits                                (1,490)             (348)
   Advances from Federal Home Loan Bank                                     19,000                 0
   Principal payments on advances from Federal Home Loan Bank              (10,331)          (10,379)
   Dividends paid                                                             (511)             (420)
   Net repurchase of common stock                                             (147)             (996)
                                                                          --------          --------

   Net cash provided by (used in) financing activities                       7,480           (12,492)
                                                                          --------          --------

Net increase (decrease) in cash and cash equivalents                         2,341              (956)
Cash and cash equivalents at beginning of period                             7,716            12,134
                                                                                            --------
Cash and cash equivalents at end of period                                $ 10,057          $ 11,178
                                                                          ========          ========

Supplemental disclosures:
   Interest paid                                                          $  1,998          $  1,524
   Income taxes paid                                                            11               190



        The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. ("the Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank"s subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company"s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company"s 1999 Annual Report on Form 10-K.

NOTE 2 -COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company"s one source of other comprehensive income is the net unrealized loss (gain) on securities.

Comprehensive Income
                                                     Three months ended
                                                          March 31,
                                                       2000        1999
                                                       ----        ----

Net income                                             $713        $637
Net unrealized (losses) gains
 on securities during period                          (  49)       (322)
                                                       ------      -----
Comprehensive income                                    $664        $315
                                                        ====        ====

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

                                                                 (Dollars in thousands, except per share data)
                                                                                   (unaudited)


                                                                    Income             Shares          Per-Share
                                                                 (Numerator)       (Denominator)         Amount
                                                                 -----------        ------------         ------
Three months ended March 31, 2000
   Basic EPS
      Net income and income available to common stockholders         $ 713               1,501         $     .48
      Effect of dilutive securities, options                                                 0
                                                                     -----              ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                 $ 713               1,501         $     .48
                                                                     =====               =====         =========

Three months ended March 31, 1999
   Basic EPS
      Net income and income available to common stockholders         $ 637               1,510         $     .42
      Effect of dilutive securities, options                                                16
                                                                     -----              ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                 $ 637               1,526         $     .42
                                                                     =====               =====         =========

                         Part I - FINANCIAL INFORMATION

            Item 2. Management"s Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview:

Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation, is the holding company for Salisbury Bank and Trust Company, (the "Bank") which is headquartered in Lakeville, Connecticut. The Company's sole subsidiary is the Bank, which has a full service Trust Department and offers commercial banking products and services through three full service offices in the towns of Lakeville, Salisbury and Sharon, Connecticut.

The following is Management's discussion of the financial condition and results of operations on a consolidated basis of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

During the first quarter of 2000, the Company reported net income of $713,000 or $.48 per diluted share. This represents an increase of 11.93% when comparing first quarter 1999 earnings of $637,000 or $.42 per diluted share. The increase in earnings is the result of growth in interest income. Earning assets increased as total assets increased 9.22% to $224,005,000 at March 31, 2000 compared to $ 205,091,000 at March 31, 1999. Of this $18,914,000 growth, $8,620,000 occurred during the first calendar quarter of 2000. However, the growth reflects the increased utilization of borrowings from the Federal Home Loan Bank and corresponding growth of the securities investment portfolio. During the first quarter of 2000, both the volume of net loans and deposits decreased slightly. Despite the slight contraction of the loan portfolio and deposits, Management is generally pleased with the continuing progress made by the Company during the first quarter of 2000 as improvements in earnings and asset quality have resulted in an increase in both earnings per share and dividends per share. Continued prudent management is essential to maintaining the quality and sustainability of the Company's earnings. In order to provide a strong foundation for building shareholder value and serving our customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of its customers.

The Company's risk-based ratios, which include the risk-weighted assets and capital of Salisbury Bank and Trust Company were 20.58% for Tier 1 capital and 21.71% for Total capital at March 31, 2000. The Leverage ratio was 9.61%. These ratios substantially exceeded the regulatory minimums for "well capitalized" bank holding companies

As a result of the Company's financial performance, the Board of Directors declared a quarterly cash dividend of $.13 per common share. This compares to a $.12 per share cash dividend from a year ago, an increase of 8.33%.

                        THREE MONTHS ENDED MARCH 31,2000
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Results of Operations
Net Interest Income

The Company's earnings are primarily dependent upon net interest income and noninterest income from its community banking operations with net interest income being the largest component of the Company's revenue. Net interest and dividend income is the difference between interest and dividends earned on the loan and investment portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department and from service charges and other fees related to deposit and loan accounts. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended March 31                           2000              1999
                                                    ---------------------------

Interest Income                                      $ 3,980          $ 3,487
(financial statements)
Tax Equivalent Adjustment                                 84               64
     Total interest income (on an FTE basis)           4,064            3,551
Interest Expense                                      (1,939)          (1,632)
                                                     -------          -------
Net Interest Income-FTE                              $ 2,125          $ 1,919
                                                     =======          =======

Competition in the Company's market area continues to be aggressive, especially in the area of home financing demands. However, the residential loan portfolio increased $6,089,000 or 7.59% when comparing March 31,2000 to March 31,1999. This increase coupled with a rising rate environment has resulted in an increase in interest and fees on loans of $105,000 or 4.49%. Interest and fees on loans for the three months ended March 31, 2000 amounted to $2,442,000 as compared with $2,337,000 for the comparable period in 1999. However, primarily as a result of the increases in interest rates, the size of the Bank's loan portfolio decreased slightly during the first calendar quarter of 2000; from $124,313,000 at December 31, 1999 to $122,831,000 at March 31, 2000. The primary increase in interest income is a reflection of the increase in the securities portfolio from December 31,1999 to March 31, 2000 of $7,896,000 or 10.16%. Interest and
dividends on securities amounted to $1,622,000 for the three month period ended March 31, 2000 as compared with $1,214,000 for the same period in 1999. This increase of $408,000 or 33.61% is primarily the result of the increase in the size of the securities portfolio.

During the first quarter of 2000, interest expense on deposits amounted to $1,223,000 as compared with $1,194,000 for the same period in 1999. This increase of 2.43% or $29,000 represented a small component of the increase in total interest expense. Interest on Federal Home Loan Bank advances represented the most significant increase in such expenses in comparing the results of the first calendar quarters of 2000 and 1999. Interest on Federal Home Loan Bank advances increased $278,000 or 63.47% for the first quarter of 2000, reflecting the Bank's increased utilization of advances from the Federal Home Loan Bank as a component of its funding strategy. Such advances increased from $30,741,000 at March 31, 1999 to $39,712,000 at December 31, 1999, to $48,381,000 at March 31,
2000. Total interest expense increased 18.81% and amounted to $1,939,000 for the first quarter of 2000 as compared with $1,632,000 for the first calendar quarter 1999.

As a result, net interest and dividend income amounted to $2,125,000 for the three months ended March 31, 2000 as compared with $1,919,000 for the same period in 1999. This increase of $206,000 represents a 10.73% increase of net interest income on a fully taxable equivalent basis.

Noninterest Income

Noninterest income totaled $440,000 for the quarter ended March 31, 2000. This compares to $477,000 for the comparable quarter in 1999. A decrease in Trust Department income of $57,000 accounts for most of the decrease. The department continues to grow; however the timing of estate settlement fees taken into income is somewhat difficult to predict. There were more in the first quarter of 1999 than in the first quarter of 2000. Service charges and other income have increased to $197,000 which represents an increase of 11.30%. This is primarily the result of an increase of transactions from deposit accounts.

Noninterest Expense

Noninterest expense amounted to $1,333,000 for the first quarter of 2000. This is an $18,000 increase or 1.37% over the $1,315,000 reported for the same period of 1999. Salaries and employee benefits increased $111,000 or 16.40%. This is primarily due to salary increases and increased cost in employee benefits. Occupancy expense decreased $8,000 to $63,000 during the first quarter of 2000 compared to the corresponding period in 1999. This reduction is a reflection of a mild winter compared to the previous year. Equipment expense decreased $9,000 to $109,000. Preparations for Y2K during 1999 included some upgrading and preventative attention to equipment that would have been part of the Company's first quarter maintenance program. On a combined basis, the aggregate of data processing, legal, and all other expenses decreased 16.93% to $373,000 for the first quarter of 2000 compared to $449,000 for the first quarter of 1999. This is a reflection of management's continuing efforts to control operating expenses.

Income Taxes

The first quarter 2000 income tax provision was $405,000 compared to $ 350,000 for the same quarter of 1999. This increase reflects an increase in taxable income.

                               Financial Condition

Total assets at March 31, 2000 were $224,005,000, an increase of $8,620,000 from $215,385,000 at December 31, 1999. This is the result of an increase in investments that was funded by an increase in Federal Home Loan Bank advances during the first quarter of the year. When comparing total assets at March 31, 2000 to total assets at March 31, 1999, there is an increase of $ 18,914,000. This growth was funded by both an increase in deposits as well as an increase in advances from the Federal Home Loan Bank. This growth in assets has enhanced the earnings opportunities for the Company.

Loans

Competition for loans, especially residential mortgage loans, remains very aggressive in the market area of the Company. Loan demand during the first quarter of 2000 was not strong and as a result, total loans outstanding decreased $1,495,000 or 1.19% since December 31,1999. Recently the Company expanded its menu of mortgage products as efforts continue to develop new lending business.

Provisions and Allowance for Loan Losses

The Company's allowance for loan losses represents amounts available to absorb potential losses in the existing portfolio. Management continually assesses the adequacy of the allowance in response to current and anticipated economic conditions, specific problem loans, historical net charge offs and the overall risk profile of the loan portfolio. A $30,000 provision to the allowance for possible loan losses was made during the first quarter of 2000, the same as the first quarter of 1999. Nonaccrual loans were $316,000 at March 31,2000 compared to $473,000 at December 31,1999 a decrease of 49.50% Approximately 58% of nonaccrual loans are secured by 1-4 family residential properties. Loans 90 days past due and still accruing have increased to $116,000 at the end of the first quarter compared to $ 10,000 at year end 1999. Management believes this to be an isolated situation and does not represent any trend towards increased delinquency of loans. Restructured loans remained unchanged at $12,000.

A total of $53,000 in loans was charged off by the Company during the first quarter of 2000 as compared to $37,000 charged off during the corresponding period in 1999. These charge-offs consisted primarily of loans to consumers. A total of $10,000 of previously charged off loans was recovered during the quarter ended March 31, 2000 compared to $5000 in 1999.

At March 31, 2000,  the  allowance for loan losses was  $1,147,000  representing
 .90% of gross loans as compared to $1,160,000 or .90% of gross loans at December 31,1999. Determining the proper level of allowance requires management to make estimates using assumptions and information which is often subjective and changing. In management's judgement, the allowance for loan losses is adequate.

Securities

As of March 31, 2000, the securities portfolio totaled $85,640,000. This represents an increase of $7,896,000 or 10.16% from December 31, 1999 when the portfolio totaled $77,744,000. Presently, $486,000 of the portfolio is classified as held-to- maturity with the balance of the securities portfolio being classified as available-for-sale. The net unrealized loss on securities available-for-sale, net of tax effect totaled $(1,884,000) at March 31,2000 compared to $(1,835,000) at December 31,1999. This decrease is attributable to continuing movement in interest rates and activity in the securities markets.

Deposits

Total deposits, which constitute the principal funding source of the Company's assets have remained consistent during the first quarter of 2000 when compared to year end 1999. The slight decrease is believed to reflect the seasonal cash flows of the Company's deposit customers.

Borrowings

As reported previously, the Company uses arbitrage to generate additional interest income. Funds are borrowed from the Federal Home Loan Bank and then invested at a rate of return higher than the borrowing cost. At March 31, 2000, total borrowings had increased $ 8,669,000 since December 31, 1999. Management expects that it will continue to employ this type of arbitrage designed to provide funds to grow interest earning assets.

Capital

At March 31, 2000, the Company had $20,217,000 in shareholder equity compared to $19,895,000 at December 31,1999, which represents an increase of $322,000 or1.62%. The change in capital accounts resulted from first quarter earnings of $713,000, an increase of $49,000 in the adjustment for net unrealized holding losses on securities, a quarterly dividend declared of $195,000 and a decrease in equity of $147,000 resulting from the stock buy back program. Since November 1998, when the Company announced a stock repurchase program to acquire up to approximately 10% of its outstanding common stock, the Company has repurchased 63,229 shares, which represents approximately 4%.

The  various  capital  ratios of the  Company  at March 31,  2000 and 1999 were:
(unaudited)

                                    March 31, 2000            March 31, 1999
                                    --------------            --------------

Total Risk-Based Capital                21.71%                     21.56%
Tier 1 Risk-Based Capital               20.58%                     20.27%
Leverage ratio                           9.61%                      9.86%

The capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution. Prudent and effective utilization of capital resources is likely to result in continued growth of the Company's base earning assets and result in additional repurchases of common stock designed to improve returns on equity and per share earnings performance.

Liquidity

The Bank's assets and liabilities are managed in accordance with policies established and reviewed by the Bank's Board of Directors. The Bank's Asset/Liability Management Committee implements and monitors compliance with these policies regarding the Bank's asset liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk is defined as the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary financial objectives of the Company is to manage its interest rate risk and control the sensitivity of the Company's earnings to changes in interest rates in order to prudently improve net interest income and interest rate margins and manage the maturities and interest rate sensitivities of assets and liabilities. One method of monitoring interest rate risk is a gap analysis which identifies the differences between the amount of assets and the amount of liabilities which mature or reprice during specific time frames and the potential effect on earnings of such maturities or repricing opportunities. Model simulation is used to evaluate the impact on earnings of potential changes in interest rates. "Rate shock" is also used to measure earnings volatility due to immediate increase or decrease in market rates up to 200 basis points. At March 31,2000 the Company's interest rate position was slightly asset sensitive which would tend to result in increased earnings should interest rates rise.

Forward Looking Statements

Certain statements contained in this quarterly report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factores which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The main components of market risk for the Company are equity price risk, interest risk and liquidity risk. The Company's stock is traded on the American Stock Exchange and as a result the market price of its common stock may change with market movements. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 1999.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders-Not applicable

Item 5. - Other Information-Not applicable

Item 6. - Exhibits and Reports on Form 8-K

A.       Exhibits: Exhibit 27-Financial Data Schedule
B.       Reports on Form 8-K

         The Company filed a Form 8-K on March 1, 2000 to report that the Company's Board of Directors declared a quarterly cash dividend of $.13 per share to be paid on April 28, 2000 to shareholders of record as of March 31, 2000.

                             SALISBURY BANCORP, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Salisbury Bancorp, Inc.

         Date: May 11, 2000          by:   /s/ John F. Perotti
                                           ------------------------
                                           John F. Perotti
                                           President/Chief Executive Officer

         Date: May 11, 2000          by:   /s/ John F. Foley
                                           ---------------------
                                           John F. Foley
                                           Chief Financial Officer