Form 10-Q
period 2000-06-30
SALISBURY BANCORP INC
filed 2000-08-11
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                --------  ---------


                      Commission file number 1-14854
                                             -------

                               Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Connecticut                                    06-1514263
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


     5 Bissell Street    Lakeville,  Connecticut                     06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant"s Telephone Number, Including Area Code  (860) 435-9801
                                                    --------------


   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
     Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes........... No........

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 14, 2000 1,476,943
                                   ---------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION                                                      Page

Item 1.    Financial Statements:

           Consolidated Balance Sheets -June 30, 2000 and December 31, 1999             4
                                                 (unaudited)
           Consolidated Statements of Income -six months and three months ended
                                                 June 30, 2000 and 1999                 5
                                                 (unaudited)
           Consolidated Statements of Cash Flows -six months ended
                                                 June 30, 2000 and 1999                 6
                                          (unaudited)

           Notes to Consolidated Financial Statements                                   8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                       10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     17

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                           18

Item 2.    Changes in Securities and Use of Proceeds                                   18

Item 3.    Defaults Upon Senior Securities                                             18

Item 4.    Submission of Matters to a Vote of Security Holders                         18

Item 5.    Other Information                                                           19

Item 6.    Exhibits and Reports on Form 8-K                                            19

Signatures                                                                             20


Part I--FINANCIAL INFORMATION

Item 1. Financial Statements

                             SALISBURY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                        JUNE 30           DECEMBER 31
                                                                         2000                1999
                                                                         ----                ----
ASSETS Cash & due from banks:
      Non-Interest Bearing                                              $   6,345          $   6,478
      Interest Bearing                                                        282                268
   Federal funds sold                                                       1,875                  0
   Money Market Mutual Funds                                                  192                970
                                                                        ---------          ---------
           Cash and cash equivalents                                        8,694              7,716
   Investment Securities:
      Held to maturity securities at amortized cost                           483                489
      Available-for-sale securities at market value                        78,199             75,153
   Federal Home Loan Bank stock, at cost                                    2,930              2,102
   Loans:
      Commercial, financial and agricultural                                8,830              9,025
      Real estate-construction and land development                         3,866              3,382
      Real estate-residential                                              91,369             86,680
      Real estate-commercial                                               15,579             15,324
      Consumer                                                             10,301             10,698
      Other                                                                   388                364
      Allowance for loan losses                                            (1,174)            (1,160)
                                                                        ---------          ---------
           Net loans                                                      129,159            124,313
   Bank premises & equipment                                                2,263              2,249
   Other real estate owned                                                     75                 75
   Accrued interest receivable                                              1,845              1,576
   Other assets                                                             1,719              1,712
                                                                        ---------          ---------
Total Assets                                                            $ 225,367          $ 215,385
                                                                        =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                            $  31,624          $  28,318
      Savings & NOW                                                        30,679             32,735
      Money Market                                                         43,539             36,954
      Time                                                                 50,067             56,351
                                                                        ---------          ---------
           Total Deposits                                                 155,909            154,358
   Federal Home Loan Bank advances                                         48,045             39,712
   Other liabilities                                                        1,107              1,420
                                                                        ---------          ---------
           Total Liabilities                                              205,061            195,490
                                                                        ---------          ---------
Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,477,741 at June 30, 2000               148                150
      and 1,504,171 at December 31, 1999
   Additional paid-in capital                                               3,312              3,781
   Retained earnings                                                       18,758             17,799
   Accumulated other comprehensive income(loss)                            (1,912)            (1,835)
                                                                        ---------          ---------
           Total Shareholders' Equity                                      20,306             19,895
                                                                        ---------          ---------
Total Liabilities and Shareholders' Equity                              $ 225,367          $ 215,385
                                                                        =========          =========


  The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             June 30, 2000 and 1999
                                   (unaudited)

                                                                       Six Months Ended               Three Months Ended
                                                                           June 30                         June 30
                                                                     2000             1999           2000            1999
                                                                     ----             ----           ----            ----
Interest and dividend income:
   Interest and fees on loans                                        $4,999          $4,731          $2,557          $2,394
Interest and dividends on securities:
   Taxable                                                            2,415           1,807          $1,177             867
   Tax-exempt                                                           326             257             163             132
Dividends on equity securities                                           85              56              49              34
Other interest                                                          189             184              88             121
                                                                     ------          ------          ------          ------
Total interest and dividend income                                    8,014           7,035           4,034           3,548
                                                                     ------          ------          ------          ------
 Interest expense:
   Interest on deposits                                               2,496           2,426           1,273           1,232
   Interest on Federal Home Loan Bank advances                        1,410             824             694             386
                                                                     ------          ------          ------          ------
           Total interest expense                                     3,906           3,250           1,967           1,618
                                                                     ------          ------          ------          ------
           Net interest and dividend income                           4,108           3,785           2,067           1,930

Provision for loan losses                                                60              60              30              30
                                                                     ------          ------          ------          ------
           Net interest and dividend income after provision
               for loan losses                                        4,048           3,725           2,037           1,900
                                                                     ------          ------          ------          ------
Other income:
   Trust department income                                              507             561             264             261
   Service charges on deposit accounts                                  167             165              84              86
     Other income                                                       266             225             152             127
                                                                     ------          ------          ------          ------
           Total other income                                           940             951             500             474
                                                                     ------          ------          ------          ------
Other expense:
   Salaries and employee benefits                                     1,667           1,351             879             674
   Occupancy expense                                                    123             124              60              53
   Equipment expense                                                    210             225             101             107
   Data processing                                                      113             152              66              76
   Other expense                                                        794             771             468             398
                                                                     ------          ------          ------          ------
           Total other expense                                        2,907           2,623           1,574           1,308
                                                                     ------          ------          ------          ------
           Income before income taxes                                 2,081           2,053             963           1,066
Income taxes                                                            735             794             330             444
                                                                     ------          ------          ------          ------
           Net income                                                $1,346          $1,259          $  633          $  622
                                                                     ======          ======          ======          ======
Earnings per common share outstanding                                $  .90          $  .83          $  .42          $  .41
                                                                     ======          ======          ======          ======
Earnings per common share outstanding,
 assuming dilution                                                   $  .90          $  .83          $  .42          $  .41
                                                                     ======          ======          ======          ======

Dividends per share                                                  $  .26          $  .24          $  .13          $  .12
                                                                     ======          ======          ======          ======


  The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (amounts in thousands)
                     Six months ended June 30, 2000 and 1999
                                   (unaudited)

                                                                                    2000                1999
                                                                                    ----                ----
Cash flows from operating activities:
   Net income                                                                      $  1,346           $  1,259
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Loss on sales of available-for-sale securities, net                             61                 --
         Provision for loan losses                                                       60                 60
         Depreciation and amortization                                                  141                175
         (Accretion) amortization of securities, net                                    (55)               (20)

         (Increase) decrease in interest receivable                                    (269)                41
         Increase in interest payable                                                    62                  0
         Decrease in prepaid expenses                                                    22                 37
         Decrease in accrued expenses                                                   (60)              (110)
         Decrease in other assets                                                         4                192
         Decrease in other liabilities                                                  (13)              (221)
         Change in unearned income                                                        0                  0
         Increase in taxes payable                                                       16                148
                                                                                   --------           --------

Net cash provided by operating activities                                             1,315              1,561
                                                                                   --------           --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                             (828)                 0
  Purchases of available-for-sale securities                                        (21,430)           (18,130)
  Proceeds from sales of available-for-sale securities                                4,787             11,447
  Proceeds from maturities of available-for-sale securities                          13,483             16,000
  Proceeds from maturities of held-to-maturity securities                                 6                 10
  Net increase in loans                                                              (4,922)            (3,986)
  Capital expenditures                                                                 (156)              (103)
  Recoveries of loans previously charged-off                                             16                 10
                                                                                   --------           --------

Net cash (used in) provided by investing activities                                  (9,044)             5,248
                                                                                   --------           --------


   The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (amounts in thousands)
                     Six months ended June 30, 2000 and 1999
                                   (unaudited)
                                   (continued)

                                                                        2000            1999
                                                                        ----            ----
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                                 7,875           14,616
   Net decrease in time deposits                                       (6,284)          (3,958)
   Advances from Federal Home Loan Bank                                19,000                0
   Principal payments on advances from Federal Home Loan Bank         (10,667)         (10,762)
   Dividends paid                                                        (706)            (601)
   Issuance of common stock                                                 0                0
   Net repurchase of common stock                                        (471)          (1,001)
                                                                     --------         --------

   Net cash (used in) provided by financing activities                  8,707           (1,706)
                                                                     --------         --------

Net increase in cash and cash equivalents                                 978            5,103
Cash and cash equivalents at beginning of period                        7,716           12,134
                                                                     --------         --------
Cash and cash equivalents at end of period                           $  8,694         $ 17,237
                                                                     ========         ========

Supplemental disclosures:
   Interest paid                                                     $  3,844         $  3,250
   Income taxes paid                                                      706              641
   Transfer of loans to other real estate owned                             0                0


  The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank"s subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company"s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 -COMPREHENSIVE INCOME (LOSS)
-----------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized loss (gain) on securities.

Comprehensive Income

                                                        Three months ended          Six months ended
                                                              June 30,                  June 30,
                                                       2000           1999        2000            1999
                                                       ----           ----        ----            ----

Net income                                           $   633        $   622      $ 1,346        $ 1,259
Net change in unrealized holding (losses) gains
 on securities during period                            ( 28)          (885)         (77)        (1,207)
                                                      ------        -------      -------        -------
Comprehensive income (loss)                          $   605        ($  263)     $ 1,269         $   52
                                                     =======        =======      =======        =======

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

                                                                           (amounts in thousands, except per share data)
                                                                                                (unaudited)

                                                                          Income                 Shares          Per-Share
                                                                        (Numerator)          (Denominator)         Amount
                                                                        -----------           ------------         ------
Six months ended June 30, 2000
   Basic EPS
      Net income and income available to common stockholders              $1,346                   1,496            $.90
      Effect of dilutive securities, options                                 --                        0              --
                                                                          ------                  ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                      $1,346                   1,496            $.90
                                                                          ======                   =====

Six months ended June 30, 1999
   Basic EPS
      Net income and income available to common stockholders              $1,259                   1,510            $.83
      Effect of dilutive securities, options                                 --                        8              --
                                                                          ------                   -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                      $1,259                   1,518            $.83
                                                                          ======                  ======

                                                                           (amounts in thousands, except per share data)
                                                                                             (unaudited)

                                                                          Income                Shares            Per-Share
                                                                        (Numerator)          (Denominator)         Amount
                                                                        -----------           ------------         ------
Three months ended June 30, 2000
   Basic EPS
      Net income and income available to common stockholders                $633                   1,491            $.42
      Effect of dilutive securities, options                                                           0              --
                                                                           -----                  ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                        $633                   1,491            $.42
                                                                            ====                   =====

Three months ended June 30, 1999
   Basic EPS
      Net income and income available to common stockholders                $622                   1,510            $.41
      Effect of dilutive securities, options                                  --                       8              --
                                                                                                  ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                        $622                   1,518            $.41
                                                                            ====                  ======


NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARD
------------------------------------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 when adopted will not have a material effect on the Company's consolidated financial statements.

                         Part I - FINANCIAL INFORMATION


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview:
---------
           Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation, is the holding company for Salisbury Bank and Trust Company (the "Bank") which is located in Lakeville, Connecticut. The Company's sole business is the Bank, which has three full service offices in the towns of Lakeville, Salisbury and Sharon, Connecticut. The Mission Statement of Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company provides a standard against which the Company's performance should be measured as follows:

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


           Management is pleased with the continuing progress made by the Company during the first half of 2000 towards fulfilling its Mission Statement. Improvements in earnings and asset quality have resulted in an increase in both earnings per share and dividends per share. Continued prudent management is essential to maintaining the quality and sustainability of the Company's earnings. In order to provide a strong foundation for building shareholder value and serving our customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of our customers.

           The following is Management's discussion of the financial condition and results of operations on a consolidated basis for the second calendar quarter of the Year 2000 of Salisbury Bancorp, Inc., which includes the accounts of Salisbury Bank and Trust Company, its sole subsidiary. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

           The Company's net income for the six months ended June 30, 2000 was $1,346,000 as compared to $1,259,000 for the same time period ended June 30, 1999. This represents an increase of $ 87,000 or 6.9%. Earnings per diluted share increased 8.4% for the first six months of 2000 and amounted to $.90 per diluted share as compared to $.83 earnings per diluted share for the same period a year ago. The increase in earnings is primarily the result of growth in interest income and reflects repurchases of common stock by the Company, which combined to improve the Company's return on equity from 12.1% for the first six months of 1999 to 13.3% for the first six months of 2000. Total assets at June 30, 2000 were $225,367,000 compared to $215,241,000 at June 30, 1999. While the
Company has grown in asset size, the Company has carefully monitored the quality of its assets. During this period, nonperforming loans decreased from $1,659,000 to $493,000 or 70.3% and total nonperforming assets decreased from $1,839,000 to $568,000, a decrease of 69.1%. The Company's asset mix has also experienced a change during this period which has contributed to the increase in interest income as new loan demand has resulted in total outstanding net loans increasing to an all time high of $ 129,159,000. This compares to total net loans outstanding at June 30, 1999 of $123,059,000. The increase in income coupled with management's continuing efforts to control operating expenses have resulted in the overall increase in earnings when comparing the first six months of 2000 to the same period in 1999.

           As a result of the Company's financial performance, the Board of Directors declared a second quarter cash dividend of $.13 per common share which compares to a $.12 per common share second quarter dividend a year ago. Year to date cash dividends total $.26 per common share, an increase of 8.3% over the 1999 year to date cash dividend of $.24 per common share.

                          SIX MONTHS ENDED JUNE 30,2000
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30,1999

Results of Operations
---------------------
Net Interest Income
-------------------

           The Company's earnings are primarily dependent upon net interest income and noninterest income from its community banking operations with net interest income being the largest component of the Company's revenues. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolios and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department and from service charges and other fees related to deposit and loan accounts. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Six months ended June 30,                               2000             1999
                                                        ----             ----
Interest Income                                        $ 8,014        $ 7,035
(financial statements)
Tax Equivalent Adjustment                                  168            132
                                                       -------        -------
      Total Interest Income (on an FTE basis)            8,182          7,167
Interest Expense                                        (3,906)        (3,250)
                                                       -------        -------
Net Interest Income-FTE                                $ 4,276        $ 3,917
                                                        ======         ======

           Interest and dividend income on a FTE basis for the six months ended June 30, 2000 totaled $8,182,000 as compared to $7,167,000 for the same time period in 1999. This is an increase of $1,015,000 or14.2%. The increase is primarily the result of a growth in average earning assets of $19,919,000 or 9.8% when the six month period ended June 30, 2000 is compared to the six month period ended June 30, 1999, as well as a general economic environment of rising interest rates. Overall the yield on earning assets was 7.37% compared to 7.08% a year ago.

           Interest expense for the first six months of 2000 totaled $3,906,000 compared to $3,250,000 for the same period in 1999. Interest paid on deposits increased $70,000. This is primarily the result of a rising rate environment, as deposit levels remained consistent when comparing 2000 to 1999. Increased borrowings from the Federal Home Loan Bank had the most significant impact as total interest expense increased $656,000 or 20.2% to $3,906,000 for the first six months of 2000 compared to $3,250,000 for the comparable period in 1999.

           Generally, higher interest rates and the increased borrowings have resulted in an increase in the cost of funds of 36 basis points to 4.42% compared to 4.06% a year ago. Overall net interest income (on an FTE basis) totaled $4,276,000 for 2000 and $3,917,000 for 1999. Although interest margins continue to be pressured by aggressive competition, increased volumes of deposits and borrowings have resulted in an increase in net interest income of $359,000 or 9.2% when comparing the June 2000 totals to those of June 1999.

Noninterest Income
------------------

           Noninterest income totaled $940,000 for the six months ended June 30, 2000 as compared to $951,000 for the six months ended June 30, 1999. A decrease in Trust Department income of $54,000 accounts for most of the difference. The timing of estate settlement fees taken into income fluctuates and is difficult to predict. The first six months of 2000 differs from 1999 when there were more estates settled earlier in the year. However, this difference is not considered by management to be indicative of any trend in the volume of estate settlement work performed by the Trust Department. Service charges and other income have increased to $433,000 which represents an increase of 11.0%. This is primarily due to increasing transactions from deposit accounts and fees generated from the sale of mortgages to the secondary market- a new business activity that began early in 2000.

Noninterest Expense
-------------------

           Noninterest expense totaled $2,907,000 for the first six months of 2000 as compared to $2,623,000 for the same period in 1999. This is an increase of $284,000 or 10.8%. Salaries and employee benefits totaled $1,667,000 for the six month period ended June 30, 2000 compared to $1,351,000 for the corresponding period in 1999. Earlier this year the Company expanded its "Mortgage Makers" menu of mortgage products. This expansion program has been instrumental in increasing the loan portfolio to its current level of $129,159,000. This has resulted in the need to increase the staff to service the increase in volume of new mortgage loans. This coupled with annual staff pay increases and increasing costs of employee benefits has resulted in this increase of $316,000 of 23.4%. Equipment expense totaled $210,000 at June 30, 2000 a decrease of $15,000 or 6.7%. On a combined basis, the aggregate of occupancy expense, data processing, legal and all other expenses decreased 1.6% to $1,030,000 for the first six months of 2000 compared to $1,047,000 for the comparable period in 1999. This is a reflection of management's continuing efforts to control operating expenses.

Income Taxes
------------

           The income tax provision for the six months ended June 30, 2000 totaled $735,000 in comparison to $794,000 a year ago. The decrease reflects the increase in tax exempt interest income earned from the securities portfolio and the reduction of state income tax to 7.50%.

                        THREE MONTHS ENDED JUNE 30, 2000
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

           For the following discussion, interest income is presented on a fully taxable equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Three months ended June 30,                           2000             1999
                                                      ----             ----

Interest Income                                      $ 4,034         $ 3,548
(financial statements)
Tax Equivalent Adjustment                                 84              68
                                                     -------         -------
      Total interest income (on an FTE basis)          4,118           3,616
Interest Expense                                      (1,967)         (1,618)
                                                     -------         -------
Net Interest Income-FTE                              $ 2,151         $ 1,998
                                                     =======         =======

Net Interest Income
-------------------
           Total interest and dividend income on a FTE basis equaled $ 4,118,000 for the three months ended June 30, 2000 as compared to $3,616,000 for the same period in 1999, an increase of $502,000 or 13.9%. Although a rising rate environment influenced interest income, the primary growth resulted from the loan portfolio which, compared to June 30, 1999, increased a net of $6,100,000 or 5.0% to $129,159,000 at June 30, 2000 and the securities portfolio which, compared to June 30, 1999, increased $11,628,000 or 16.6% to $81,612,000 at June
30, 2000. At June 30, 1999, the loan portfolio totaled $123,059,000 and the securities portfolio totaled $69,984,000.

           Interest expense on deposits increased $41,000 for the quarter to $1,273,000 compared to $1,232,000 for the same quarter in 1999. This increase is primarily the result of a rising rate environment. However, interest expense on Federal Home Loan Bank advances increased to $694,000 in 2000 as compared to $386,000 for the same period in 1999 as borrowings increased $17,687,000 to $48,045,000 at June 30,2000 compared to $30,358,000 at June 30, 1999. This is a reflection of the Company's utilization of these borrowings as a component of its funding strategy.

           As a result, net interest and dividend income on an FTE basis for the three months ended June 30, 2000 totaled $2,151,000 as compared to $1,998,000 for the same period in 1999. The increase was $153,000 or 7.7%.

Noninterest Income
------------------
           Noninterest income totaled $500,000 for the three months ended June 30, 2000 as compared to $474,000 for the three months ended June 30, 1999. This is an increase of $26,000 or 5.5%. This is primarily the result of increased transaction volume from deposit accounts.

Noninterest Expense
-------------------

           Noninterest expense totaled $1,574,000 for the three months ended June 30, 2000 as compared to $1,308,000 for the same period in 1999. This represents an increase of $266,000 or 20.3%. Salaries and benefits increased $ 205,000 to $879,000. There is some increase caused by the addition of staff. Primarily however, the increase is the result of salary increases and increased cost of employee benefits. In the aggregate, occupancy, equipment, legal and data processing expenses decreased to $258,000 from $260,000. This decrease is primarily the result of planned strategy to enhance control of operating expenses. Securities sold at a loss of $61,000 accounts for the increase in other expenses to $755,000, which compares to $711,000 a year ago.

Income Taxes
------------

           The income tax provision for the three months ended June 30, 2000 totaled $330,000 in comparison to an income tax provision of $444,000 for the same period in 1999. The decrease reflects both an increase in tax exempt income and a reduction of the state income tax rate paid by the Company.

Net Income
----------

           Overall net income totaled $633,000 for the second quarter of 2000 compared to $622,000 for the comparable period of 1999. This increase of $11,000 can be attributed to an increase in earning assets, a modest increase in noninterest income as well as management's continuing efforts to control operating expenses.

                               Financial Condition
                               -------------------

           The Company's assets at June 30, 2000 totaled $225,367,000 compared to $215,385,000 at December 31,1999. This is an increase of $9,982,000 or 4.6%.
During this six month period net loans increased $4,846,000 or 3.9% and the securities portfolio increased $3,868,000 or 5.0%. This increase in earning assets was funded primarily by an increase in Federal Home Loan Bank advances and by growth in deposits. When comparing total assets at June 30, 2000 to total assets at June 30, 1999, there is an increase of $10,126,000. This growth in assets has enhanced the earnings opportunities for the Company.

Securities
----------
           As of June 30, 2000, the securities portfolio totaled $ 81,612,000, which compares to a total portfolio of $77,744,000 at December 31, 1999. The following table presents the carrying values of the securities portfolio at June 30, 2000 and December 31, 1999.


                                                               June 30, 2000     December 31, 1999
                                                                     (amounts in thousands)
Available-for-sale securities:
    Equity securities                                             $    127         $    137
    Debt securities issued by the U.S. Treasury and
      Other U.S. government corporations and agencies               37,994           33,290
    Debt securities issued by states of the United States
       And political subdivisions of the states                     12,625           12,379
    Mortgage-backed securities                                      27,453           29,347

Held-to-maturity securities:
    Mortgage-backed securities                                         483              489

Federal Home Loan Bank stock                                         2,930            2,102
                                                                   -------          -------

Total Securities                                                   $81,612          $77,744
                                                                   =======          =======

           At June 30, 2000, $483,000 of the securities portfolio was classified as held-to-maturity with the balance of the portfolio, excluding Federal Home Loan Bank stock, being classified as available-for-sale. The net unrealized loss on securities available-for-sale, net of tax effect totaled ($1,912,000) at June 30, 2000 compared to ($1,835,000) at December 31, 1999. The decrease is attributable to continuing movement in interest rates and activity in the securities markets.

Loans
-----

           During the first quarter of 2000 the Company expanded its menu of mortgage products. This expansion program has been instrumental in increasing the loan portfolio. Net loans outstanding amounted to $129,159,000 at June 30, 2000. This is an increase of $4,846,000 or 3.9% when compared to net loans outstanding of $124,313,000 at December 31, 1999. Company efforts continue to develop new lending business. The residential mortgages portfolio increased $4,689,000 or 5.4% from $86,680,000 at December 31, 1999 to $91,369,000 at June
30, 2000.

Provisions and Allowance for Loan Losses
----------------------------------------

           The Company's allowance for loan losses represents amounts available to absorb potential losses in the existing portfolio. Management continually assesses the adequacy of the allowance in response to current and anticipated economic conditions, specific problem loans, historical net charge offs and the overall risk profile of the loan portfolio. A $60,000 provision to the allowance for loan losses was made during the first six months of 2000, the same as the comparable period in 1999. Nonaccrual loans were $245,000 at June 30, 2000 compared to $473,000 at December 31, 1999. Accruing loans past due 90 days or more were $236,000 at June 30, 2000 compared to $10,000 at December 31, 1999. Management believes this to be an isolated situation and does not represent any trend towards increased delinquency of loans. Restructured loans remained unchanged at $11,000. Overall nonperforming loans represent 0.38% of total loans outstanding at June 30, 2000.

           Loans totaling $61,000 were charged off by the Company during the first six months of 2000 compared to $125,000 for the comparable period in 1999. These chargeoffs consisted primarily of loans to consumers. A total of $16,000 of previously charged off loans was recovered during the first six months of 2000 compared to $10,000 in 1999. The allowance for loan losses at December 31,1999 was $1,160,000 or 0.93% of total loans outstanding. At June 30, 2000 the allowance totaled $1,174,000 or 0.90% of total loans outstanding. The decrease in percentage reflects the growth in the loan portfolio despite an increase in the amount of the allowance for loan losses. At June 30, 2000 the allowance for loan losses represented 244% of nonaccrual loans and loans which were past due 90 days and still accruing as compared to 240% at December 31, 1999.

Deposits
--------
           Total deposits, which constitute the principal funding source of the Company's assets, have increased slightly since December 31, 1999 from $154,358,000 to $155,909,000 at June 30, 2000. While there occasionally may be slight increases and decreases in average deposits from one quarter to the next, the overall trend is generally one of controlled growth. By adjusting the rates of interest paid on deposits management can control such growth. Borrowings from the Federal Home Loan Bank provides the Bank with alternative funding.

Borrowings
----------
           The Company uses arbitrage strategy to generate additional interest income. Funds are borrowed from the Federal Home Loan Bank and then invested at a rate of return higher than the borrowing cost. At June 30, 2000, total borrowings had increased $8,333,000 to $48,045,000 when compared to December 31, 1999. Management expects that it will continue to employ this type of arbitrage, which is part of an interest rate strategy.

Capital
-------
           The Company's capital at June 30, 2000 totaled $20,306,000. This represents an increase of $411,000 or 2.1% from the December 31, 1999 total capital of $19,895,000. The increase in equity resulted from the net income of $1,346,000 or $0.90 per diluted share, offset in part, by a decrease in net unrealized losses on securities (net of taxes) during the period of $77,000, dividends declared of $387,000 and stock repurchases totaling $471,000. The stock repurchase program began in November 1998 to acquire up to approximately 10% of the outstanding common stock of the Company. To date, 81,445 shares have been repurchased which represents approximately 5.2%. The capital ratios of the Company and the Bank exceed all applicable regulatory requirements and are adequate to continue to meet the foreseeable capital needs of the institution. Prudent and effective utilization of capital resources is likely to involve efforts to continue to grow the Company's base of earning assets and involve additional repurchases of common stock on terms designed to improve returns on equity and per share earnings performance.

    The following reflects the Company's capital ratios at June 30, 2000 and
                                1999: (unaudited)

                                                Actual              Actual
                                              June 2000           June 1999
                                              ---------           ---------
Total Risk-Based Capital                       21.02%              21.14%
Tier 1 Risk-Based Capital                      19.93%              19.95%
Leverage Ratio                                  9.72%               9.96%


Liquidity
---------

           The Bank's Asset/Liability Management Committee which operates in accordance with policies established and reviewed by the Bank's Board of Directors, implements and monitors compliance with these policies regarding the Bank's asset liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk measures the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary objectives of the Committee is to manage the Company's interest rate risk and control the sensitivity of earnings to changes in interest rates in order to improve net interest income and interest rate margins and to manage the maturities and interest rate sensitivities of assets and liabilities. At June 30, 2000 the Company's interest rate position was slightly asset sensitive which would tend to result in increased earnings should interest rates rise. Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank system which provides credit to its members. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2000, the Company had approximately $26,531,000 in loan commitments and unadvanced funds outstanding. The Company maintains ample liquidity to meet its present and foreseeable needs.

                           Forward Looking Statements
                           --------------------------

           Certain statements contained in this quarterly report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to, changes in interest rates, regulation, competition and the local and regional economy.

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

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Salisbury Bancorp, Inc., the holding company for Salisbury Bank and Trust Company, was held on Saturday, April 29, 2000. Shareholders voted on the election of directors and the ratification of the appointment of independent auditors.

         The results of the votes of shareholders regarding each proposal are set forth below:
                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

         Each of the four nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve a three (3) year term until their successors are elected and qualified.

         The vote for electing nominees as directors was as follows:

                                                                                    Withholding
                                                                 For                  Authority

Gordon C. Johnson    Number of Shares:                           1,250,110             2,964
                               Percentage of
                               Shares Voted:                     99.8%                  .2%
                               Percentage of Shares
                               Entitled to Vote:                 83.4%                  .2%

                                                                                      Withholding
                                                                 For                  Authority

Holly J. Nelson                Number of Shares:                 1,232,398            20,676
                               Percentage of
                               Shares Voted:                     98.3%                 1.7%
                               Percentage of Shares
                               Entitled to Vote:                 82.3%                 1.3%

                                                                                      Withholding
                                                                 For                  Authority

John E. Rogers                 Number of Shares:                 1,250,140             2,934
                               Percentage of
                               Shares Voted:                     99.8%                  .2%
                               Percentage of Shares
                               Entitled to Vote:                 83.4%                  .2%


                                                                                      Withholding
                                                                 For                  Authority


Walter C. Shannon, Jr.         Number of Shares:                 1,248,898             4,176
                               Percentage of
                               Shares Voted:                     99.7%                  .3%
                               Percentage of Shares
                               Entitled to Vote:                 83.4%                  .2%


                                   PROPOSAL 2
             RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2000 was approved because the votes for such appointment exceeded the votes against such appointment.

         The votes to ratify the appointment by the Board of Directors of Shatswell, MacLeod & Company, P.C. as independent auditors for the year ending December 31, 2000 was a follows:

                                               For       Against     Abstain

        Number of Votes:                    1,235,967    1,861       15,246
        Percentage of Shares Voted:         98.6%           .1%        1.3%
        Percentage of Shares
        Entitled to Vote:                   82.5%           .1%        1.0%

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

           A.  Exhibits:
                 Exhibit 27 - Financial Data Schedule

           B.  Reports on Form 8-K:

               The Company filed a Form 8-K on May 5, 2000 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Saturday, April 29, 2000.

               The Company filed a Form 8-K on May 23, 2000 to report that the Company's Board of Directors declared a quarterly cash dividend of $.13 per share to be paid on July 28, 2000 to shareholders of record as of June 30, 2000.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Salisbury Bancorp, Inc.

Date: August 10, 2000                     by: /s/ John F. Perotti
      ----------------                       ------------------------
                                             John F. Perotti
                                             President/Chief Executive Officer

Date: August 10, 2000                     by: /s/ John F. Foley
      ----------------                       ------------------------
                                             John F. Foley
                                             Chief Financial Officer