Form 10-Q
period 2000-09-30
SALISBURY BANCORP INC
filed 2000-11-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

       Yes  [_]          No  [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of October 31, 2000
                                    1,463,509
                                    ---------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I. FINANCIAL INFORMATION                                                                    Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets -September 30, 2000 and December 31, 1999                      4
                                           (unaudited)
         Consolidated Statements of Income -nine months and three months ended
                                           September 30, 2000 and 1999                              5
                                           (unaudited)
         Consolidated Statements of Cash Flows -nine months ended
                                           September 30, 2000 and 1999                              6
                                            (unaudited)

         Notes to Consolidated Financial Statements                                                 8

Item 2.  Management"s Discussion and Analysis of Financial Condition and Results of Operations      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  16

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          17

Item 2.  Changes in Securities and Use of Proceeds                                                  17

Item 3.  Defaults Upon Senior Securities                                                            17

Item 4.  Submission of Matters to a Vote of Security Holders                                        17

Item 5.  Other Information                                                                          17

Item 6.  Exhibits and Reports on Form 8-K                                                           17

Signatures                                                                                          18


                                           Part I--FINANCIAL INFORMATION

                                           Item 1. Financial Statements

                             SALISBURY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                           SEPTEMBER 30     DECEMBER 31
                                                                               2000            1999
                                                                               ----            ----
ASSETS Cash & due from banks:
      Non-Interest Bearing                                                 $   5,589        $   6,478
      Interest Bearing                                                           135              268
   Federal funds sold                                                          7,280                0
   Money Market Mutual Funds                                                     278              970
                                                                           ---------        ---------
               Cash and cash equivalents                                      13,282            7,716
   Investment Securities:
      Held to maturity securities at amortized cost                              481              489
      Available-for-sale securities at market value                           77,998           75,153
   Federal Home Loan Bank stock, at cost                                       2,930            2,102
   Loans:
      Commercial, financial and agricultural                                   7,974            9,025
      Real estate-construction and land development                            4,070            3,382
      Real estate-residential                                                 96,479           86,680
      Real estate-commercial                                                  15,408           15,324
      Consumer                                                                10,166           10,698
      Other                                                                      513              364
      Allowance for loan losses                                               (1,218)          (1,160)
                                                                           ---------        ---------
               Net loans                                                     133,392          124,313
   Bank premises & equipment                                                   2,447            2,249
   Other real estate owned                                                        75               75
   Accrued interest receivable                                                 1,403            1,576
   Other assets                                                                1,240            1,712
                                                                           ---------        ---------
Total Assets                                                               $ 233,248        $ 215,385
                                                                           =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                               $  33,191        $  28,318
      Savings & NOW                                                           31,374           32,735
      Money Market                                                            43,762           36,954
      Time                                                                    54,727           56,351
                                                                           ---------        ---------
               Total Deposits                                                163,054          154,358
   Federal Home Loan Bank advances                                            47,705           39,712
   Other liabilities                                                           1,245            1,420
                                                                           ---------        ---------
               Total Liabilities                                             212,004          195,490
                                                                           ---------        ---------
Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,467,929 at September 30, 2000             147              150
      and 1,504,171 at December 31, 1999
   Additional paid-in capital                                                  3,141            3,781
   Retained earnings                                                          19,225           17,799
   Accumulated other comprehensive income(loss)                               (1,269)          (1,835)
                                                                           ---------        ---------
               Total Shareholders' Equity                                     21,244           19,895
                                                                           ---------        ---------
Total Liabilities and Shareholders' Equity                                 $ 233,248        $ 215,385
                                                                           =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                           September 30, 2000 and 1999
                                   (unaudited)

                                                                        Nine Months Ended            Three Months Ended
                                                                            September 30                September 30
                                                                       2000             1999        2000            1999
                                                                       ----             ----        ----            ----
Interest and dividend income:
   Interest and fees on loans                                         $ 7,665       $ 7,164       $ 2,666       $ 2,433
Interest and dividends on securities:
   Taxable                                                              3,504         2,808         1,089         1,001
   Tax-exempt                                                             489           409           163           152
Dividends on equity securities
                                                                          141            90            56            34
Other interest                                                            416           290           227           106
                                                                      -------       -------       -------       -------
Total interest and dividend income                                     12,215        10,761         4,201         3,726
                                                                      -------       -------       -------       -------
 Interest expense:
   Interest on deposits                                                 3,947         3,636         1,451         1,210
   Interest on Federal Home Loan Bank advances                          2,147         1,314           737           490
                                                                      -------       -------       -------       -------
               Total interest expense                                   6,094         4,950         2,188         1,700
                                                                      -------       -------       -------       -------
               Net interest and dividend income                         6,121         5,811         2,013         2,026
Provision for loan losses                                                 100            90            40            30
                                                                      -------       -------       -------       -------
               Net interest and dividend income after provision
               for loan losses                                          6,021         5,721         1,973         1,996
                                                                      -------       -------       -------       -------
Other income:
   Trust department income                                                747           803           240           242
   Service charges on deposit accounts                                    249           242            82            77
     Other income                                                         416           365           150           140
                                                                      -------       -------       -------       -------
               Total other income                                       1,412         1,410           472           459
                                                                      -------       -------       -------       -------
Other expense:
   Salaries and employee benefits                                       2,495         2,047           828           696
   Occupancy expense                                                      179           184            56            60
   Equipment expense                                                      312           334           102           109
   Data processing                                                        188           224            75            72
   Other expense                                                        1,126         1,144           332           373
                                                                      -------       -------       -------       -------
               Total other expense                                      4,300         3,933         1,393         1,310
                                                                      -------       -------       -------       -------
               Income before income taxes                               3,133         3,198         1,052         1,145
Income taxes                                                            1,129         1,260           394           466
                                                                      -------       -------       -------       -------
               Net income                                             $ 2,004       $ 1,938       $   658       $   679
                                                                      =======       =======       =======       =======
Earnings per common share outstanding                                 $  1.35       $  1.28       $   .45       $   .45
                                                                      =======       =======       =======       =======
Earnings per common share outstanding,
 assuming dilution                                                    $  1.35       $  1.28       $   .45       $   .45
                                                                      =======       =======       =======       =======

Dividends per share                                                   $   .39       $   .36       $   .13       $   .12
                                                                      =======       =======       =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2000 and 1999
                                   (unaudited)

                                                                      2000            1999
                                                                      ----            ----
Cash flows from operating activities:
   Net income                                                      $  2,004        $  1,938
Adjustments to reconcile net income to net
cash provided by operating activities:
         Loss on sales of available-for-sale securities, net             61
         Provision for loan losses                                      100              90
         Depreciation and amortization                                  243             264
         (Accretion) amortization of securities, net                    (50)            (35)
         (Increase) decrease in interest receivable                     172             (41)
         Increase in interest payable                                    89              34
         Decrease in prepaid expenses                                    28              42
         Increase (decrease) in accrued expenses                         56             (26)
         Decrease in other assets                                         0               3
         Decrease in other liabilities                                  (20)           (325)
         Increase in taxes payable                                       84             113
                                                                   --------        --------

Net cash provided by operating activities                             2,767           2,057
                                                                   --------        --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                             (828)
  Purchases of available-for-sale securities                        (21,432)        (47,435)
  Proceeds from sales of available-for-sale securities                6,537          13,192
  Proceeds from maturities of available-for-sale securities          12,985          31,348
  Proceeds from maturities of held-to-maturity securities                 9              67
  Net increase in loans                                              (9,198)         (4,619)
  Capital expenditures                                                 (441)           (155)
  Recoveries of loans previously charged-off                             19              21
                                                                   --------        --------

Net cash used in  investing activities                              (12,349)         (7,581)
                                                                   --------        --------



The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2000 and 1999
                                   (unaudited)
                                   (continued)


                                                                      2000             1999
                                                                      ----             ----
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                               10,320           4,966
   Net decrease in time deposits                                      (1,624)         (2,987)
   Advances from Federal Home Loan Bank                               29,000          12,000
   Principal payments on advances from Federal Home Loan Bank        (21,007)        (11,082)
   Dividends paid                                                       (898)           (543)
   Net repurchase of common stock                                       (643)         (1,068)
                                                                    --------        --------

   Net cash  provided by financing activities                         15,148           1,286
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                   5,566          (4,238)
Cash and cash equivalents at beginning of period                       7,716          12,134
                                                                    --------        --------
Cash and cash equivalents at end of period                          $ 13,282        $  7,896
                                                                    ========        ========


Supplemental disclosures:
   Interest paid                                                    $  6,005        $  4,984
   Income taxes paid                                                   1,053             929
   Transfer of loans to other real estate owned                            0               0




The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank"s subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company"s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

Comprehensive Income


                                                         Three months ended         Nine months ended
                                                           September 30,              September 30,
                                                        2000           1999         2000           1999
                                                        ----           ----         ----           ----
Net income                                            $   658       $   679        $ 2,004       $ 1,938
Net change in unrealized holding (losses) gains
 on securities during period                              643          (468)           566        (1,675)
                                                      -------       -------        -------       -------
Comprehensive income                                  $ 1,301       $   211        $ 2,570       $   263
                                                      =======       =======        =======       =======

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


                                                             (amounts in thousands, except per share data)
                                                                              (unaudited)

                                                                  Income        Shares     Per-Share
                                                                (Numerator)  (Denominator)   Amount
                                                                -----------  -------------   ------
Nine months ended September 30, 2000
   Basic EPS
      Net income and income available to common stockholders       $2,004        1,488       $ 1.35
      Effect of dilutive securities, options                                         0
                                                                   ------       ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                               $2,004        1,488       $ 1.35
                                                                   ======       ======

Nine months ended September 30, 1999
   Basic EPS
      Net income and income available to common stockholders       $1,938        1,515       $ 1.28
      Effect of dilutive securities, options                                        0
                                                                   ======       ======
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                               $1,938        1,515       $ 1.28
                                                                   ======       ======



                                                             (amounts in thousands, except per share data)
                                                                               (unaudited)

                                                                 Income         Shares      Per-Share
                                                               (Numerator)   (Denominator)    Amount
                                                               -----------   -------------    ------
Three months ended September 30, 2000
   Basic EPS
      Net income and income available to common stockholders       $  658        1,471       $  .45
      Effect of dilutive securities, options                                         0
                                                                   ------       ------

   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                               $  658        1,471       $  .45
                                                                   ======       ======

Three months ended September 30, 1999
   Basic EPS
      Net income and income available to common stockholders       $  679        1,508        $  .45
      Effect of dilutive securities, options                                         0
                                                                   ------       ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                               $  679        1,508        $  .45
                                                                   ======        =====


NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARD

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

                         Part I - FINANCIAL INFORMATION


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview:

Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation, is the holding company for Salisbury Bank and Trust Company (the "Bank") which is located in Lakeville, Connecticut. The Company's sole business is the Bank, which has three full service offices including a Trust Department in the towns of Lakeville, Salisbury and Sharon, Connecticut.

The following is Management's discussion of the financial condition and results of operations on a consolidated basis of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

Net income for the nine months ended September 30, 2000 increased 3.4% to $2,004,000 or $ 1.35 per diluted share as compared to net income of $1,938,000 or $ 1.28 per diluted share for the nine months ended September 30, 1999. This 5.5% increase in earnings per diluted share is attributable to the growth in the Company's base of earning assets and to repurchases of common stock by the Company. The annualized return on equity for the nine month period ended September 30, 2000 increased to 13.01% as compared to 12.5% for the same nine month period in 1999.

Total assets at September 30, 2000 were $233,248,000 compared to $215,385,000 at December 31, 1999. Although Management is pleased that the Company's asset size has grown 8.3% during the first nine months of the year 2000, Management is ever more pleased that it is achieving growth without compromising asset quality. During this nine month period, nonperforming loans decreased to $284,000 from $1,090,000. This is a 73.9% decrease. Nonperforming assets similarly were reduced $911,000 or 71.7% to $359,000 from the previous year total of $1,270,000. As a result, at September 30, 2000 nonperforming assets represented 0.2% of total assets as compared with 0.6% at September 30, 1999. The increase in quality earning assets in combination with management's continuing efforts to control operating expenses have resulted in the overall increase in earnings when comparing the first nine months of 2000 to the same period in 1999.

As a result of the Company's financial performance during the year 2000, the Board of Directors increased the Company's quarterly dividend from $.12 to $.13 per common share. Year to date cash dividends total $.39 per common share, an increase of 8.3% over the 1999 year to date dividend of $.36 per common share at September 30, 1999.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations
Net Interest Income

For the following discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Nine months ended September 30,                             2000         1999
                                                            ----         ----

Interest and Dividend Income                              $ 12,215     $ 10,761
(financial statements)
Tax Equivalent Adjustment                                      252          211
                                                          --------     --------
    Total Interest and Dividend Income (on an FTE basis)    12,467       10,972
Interest Expense                                            (6,094)      (4,950)
                                                          --------     --------
Net Interest and Dividend Income-FTE                      $  6,373     $  6,022
                                                          ========     ========

Net interest and dividend income (interest and dividend income less interest expense) on an FTE basis before the provision for loan losses for the nine months ended September 30, 2000 increased by $351,000 or 5.8% when comparing the same period in 1999. This increase is primarily the result of an increase in earning assets, particularly loans outstanding, which have increased to an all time high of $133,392,000 at September 30, 2000. This compares to total net loans outstanding at September 30, 1999 of $123,651,000. The increase in new business is the result of the expansion of the Company's "Mortgage Makers" program which began earlier in the year.

Interest expense for the first nine months of 2000 totaled $6,094,000 compared to $4,950,000 for the comparable period in 1999. Interest expense for deposits has increased $311,000. This is a combination of the result of generally higher interest rates as well as an increase in interest bearing deposits. Interest paid on borrowings from the Federal Home Loan Bank had the most significant impact as total interest expense increased $833,000 to $2,147,000 for the first nine months of 2000 compared to $1,314,000 for the same period in 1999. This is the result of increased borrowings as well as higher rates at the time of repricing borrowings during the year.

Although interest margins continue to be pressured by aggressive competition, increased volumes of deposits and borrowings have resulted in an increase in net interest and dividend income on a fully taxable equivalent basis to $6,373,000 in 2000 compared to $6,022,000 for the same nine month period in 1999.

Noninterest Income

Noninterest income totaled $1,412,000 for the nine months ended September 30, 2000 as compared to $1,410,000 for the nine months ended September 30, 1999 despite a decrease in Trust Department income of $56,000. This difference reflects the timing of estate settlement fees and is difficult to predict. The first nine months of 2000 differs from 1999 when there were more estates settled earlier in the year. However this difference is not considered by management to be indicative of any trend in the volume of estate settlement work performed by the Trust Department. Service charges and other income in the aggregate have increased $58,000 to $665,000 from $607,000 which represents an increase of 9.6%. This is primarily due to increasing transactions from deposit accounts and fees generated from the sale of mortgages to the secondary market, a new business activity that is part of the Company's expanded "Mortgage Makers" program that began early in 2000.

Noninterest Expense

Noninterest expense increased 9.3% to $4,300,000 for the nine months ended September 30, 2000 compared to $3,933,000 for the corresponding period in 1999. Salaries and employee benefits totaled $2,495,000 for the nine month period ended September 30, 2000 compared to $2,047,000 for the same period in 1999. Earlier this year the Company expanded its "Mortgage Makers" program. As mentioned previously, this program has been instrumental in increasing the loan portfolio to its current level of $133,392,000. This has resulted in the need to increase staff to process and service the increase in volume of new mortgage loans. This coupled with annual staff pay increases and increasing costs of employee benefits, has resulted in the increase of $448,000 or 21.9%. Occupancy and equipment expenses decreased 5.2% to $491,000 from $ 518,000. Data processing expenses have decreased $36,000 to $188,000. This is partially due to the timing of invoice payments as well as negotiations of data processing fees with service providers. Other operating expenses decreased $18,000 to $1,126,000 for the nine month period ended September 30, 2000 from $1,144,000 for the same period in 1999. This decrease represents management's continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the nine months ended September 30, 2000 totaled $1,129,000 in comparison to $1,260,000 for the same period in 1999. The decrease reflects a decrease in taxable income.

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

For the following discussion, interest income is presented on a fully taxable equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands) (unaudited)
Three months ended September 30,                             2000        1999
                                                             ----        ----

Interest and Dividend Income                                $ 4,201    $ 3,726
(financial statements)
Tax Equivalent Adjustment                                        84         78
                                                            -------    -------
     Total Interest and Dividend Income (on an FTE basis)     4,285      3,804
Interest Expense                                             (2,188)    (1,700)
                                                            -------    -------
Net Interest and Dividend Income-FTE                        $ 2,097    $ 2,104
                                                            =======    =======

Net Interest Income

Net interest and dividend income on an FTE basis equaled $2,097,000 for the three months ended September 30,2000 as compared to $2,104,000 for the same period in 1999. Loan growth during the third quarter of 2000 was approximately $4,000,000 while there was very little growth in loans for the same period in 1999. The securities portfolio increased approximately $11,000,000 during the third quarter of 1999 as a result of the Company's strategy to increase interest income by leveraging additional borrowings from the Federal Home Loan Bank. There was no additional arbitrage activity during this period in 2000. However, interest expense for the third quarter of 2000 increased as a result of increased borrowing costs. Deposits during the third quarter of 2000 increased approximately $7,000,000 from the same period in 1999. This resulted in an increase in interest expense in 2000. Overall however, net interest and dividend income remained consistent for the three month period ended September 30, 2000 when comparing it to the same period in 1999.

Noninterest Income

Noninterest income totaled $472,000 for the three months ended September 30, 2000 as compared to $459,000 for the three months ended September 30, 1999. This increase of $13,000 was primarily the result of fees associated with increased transaction volume from deposit accounts.

Noninterest Expense

Noninterest expense totaled $1,393,000 for the three months ended September 30, 2000 as compared to $1,310,000 for the same period in 1999. This is an increase of $ 83,000 or 6.3%. Salaries and benefits increased $132,000 to $828,000. While some of this increase resulted from the addition of staff, the primary increase was the result of salary increases and increased cost of benefits. For the three months ended September 30, 2000, occupancy, equipment, data processing, and other operating expenses decreased in the aggregate to $565,000 from $614,000 for the calendar quarter ended September 30, 1999. This decrease was primarily the result of management's continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the three months ended September 30, 2000 totaled $394,000 in comparison to an income tax provision of $466,000 for the same period in 1999. The decrease reflects a decrease in taxable income.

Net Income

While income for the three months ended September 30, 2000 totaled $ 658,000 as compared with $679,000 for the same period in 1999, on a per share basis net income was unchanged.

                               FINANCIAL CONDITION

Total assets increased from $215,385,000 at December 31, 1999 to $233,248,000 at September 30, 2000. This is an increase of $17,863,000 or 8.3%. During this nine month period net loans increased $9,079,000 or 7.3% and the securities portfolio increased $3,665,000 or 4.7%. This increase in earning assets was funded primarily by growth in deposits which totaled $163,054,000 at September 30, 2000 compared to $154,358,000 at December 31, 1999 and by an increase in Federal Home Loan advances. This compares to total assets of $218,458,000 at September 30, 1999. This growth in earning assets has enhanced the earnings opportunities for the Company.

Securities

As of September 30, 2000, the Company's total securities portfolio amounted to $81,409,000 for an increase of $3,665,000 from December 31, 1999. At September 30, 2000 securities classified as held-to-maturity totaled $481,000 with the balance of the portfolio, excluding Federal Home Loan Bank stock being classified as available-for-sale. The net unrealized loss on securities available-for-sale, net of tax effect totaled ($1,269,000) at September 30, 2000 compared to ($1,835,000) at December 31, 1999. The decrease is attributable to movement in interest rates and the activity in the securities markets. The following table presents the carrying value of the portfolio at September 30, 2000 and December 31, 1999.


                                                             September 30, 2000    December 31, 1999
                                                                    (amounts in thousands)
Available-for-sale securities:                                   $   173                $   137
     Equity securities
     Debt securities issued by the U.S. Treasury and
       Other U.S. government corporations and agencies            38,132                 33,290
     Debt securities issued by states of the United States
       And political subdivisions of the states                   12,807                 12,379
     Mortgage-backed securities                                   26,886                 29,347

Held-to-maturity securities:
     Mortgage-backed securities                                      481                    489

Federal Home Loan Bank stock                                       2,930                  2,102
                                                                 -------                -------

Total Securities                                                 $81,409                $77,744
                                                                 =======                =======


Loans

During the first quarter of 2000 the Company expanded its "Mortgage Makers" menu of products. This program has been instrumental in increasing the loan portfolio. At September 30, 2000 net loans outstanding increased to $133,392,000. This is an increase of $9,079,000 or 7.3% when compared to net loans outstanding of $124,313,000 at December 31, 1999. The most significant increase is in residential mortgages, which totaled $96,479,000 at September 30, 2000. This represents an increase of $9,799,000 or 11.3% when comparing the residential mortgage portfolio to that of December 31, 1999 which totaled $86,680,000. Company efforts continue to develop new lending business.

Provision and Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2000 was $100,000, which compares to a provision of $90,000 for the same period in 1999. Management continually assesses the adequacy of the allowance in response to current and anticipated economic conditions, specific problem loans, historical net charge offs and the overall risk profile of the loan portfolio. The increase in the provision is attributable to the increase in the size of the loan portfolio. At September 30, 2000, the allowance for loan losses was $1,218,000 representing .9% of total loans as compared to $1,160,000 at December 31, 1999, which also represented .9% of total loans. Nonaccrual loans were $244,000 at September 30, 2000 compared to $473,000 at December 31, 1999. Accruing loans past due 90 days or more totaled $236,000 at June 30, 2000 and management reported this as being an isolated situation. At September 30, 2000 accruing loans past due 90 days or more totaled $28,000. Restructured loans remained unchanged at $12,000. At September 30, 2000, the allowance for loan losses was $1,218,000 or 428.9% of nonperforming loans, which totaled $284,000. At December 31, 1999, the allowance for loan losses was $1,160,000 or 106.4% of nonperforming loans, which totaled $1,090,000.

During the first nine months of 2000, a total of $61,000 of loans were charged off compared to $262,000 charged off during the corresponding period in 1999. Recoveries of previously charged off loans totaled $19,000 for the first nine months of 2000 compared to $21,000 for the same period in 1999.

Deposits

Deposits constitute the principal funding source of the Company's assets. Total deposits increased $8,696,000 or 5.6% to $163,054,000 at September 30, 2000 from $154,358,000 at December 31, 1999. The most significant increase was in the Company's money market product, which increased $6,808,000 or 18.4% to $43,762,000 at September 30, 2000 from $36,954,000 at year end 1999. Demand deposits also increased $4,873,000 or 17.2% to $ 33,191,000 at September 30, 2000 when comparing demand deposits of $28,318,000 at December 31, 1999. While there may be fluctuations in average deposits from one quarter to the next, the overall trend reflects a strategy of controlled growth. By adjusting the rates of interest paid on deposits management can influence such growth. Borrowings from the Federal Home Loan Bank provide the Bank with alternative funding.

Borrowings

At September 30, 2000, Federal Home Loan Bank borrowings were at $47,705,000. In order to enhance earnings opportunities, the Company funded growth in total assets by increasing Federal Home Loan Bank borrowings from $39,712,000 at December 31, 1999. This is the result of a strategy designed to increase interest income.

Capital

At September 30, 2000, the Company had $21,244,000 in shareholder equity compared to $19,895,000 at December 31, 1999. This represents an increase of $1,349,000 or 6.8%. Several components made up the change since December 1999. Year- to- date earnings of $2,004,000 have increased capital. Market conditions have resulted in a positive adjustment to unrealized comprehensive income of $566,000. The Company has declared three quarterly cash dividends in 2000, resulting in a decrease in capital of $578,000. In November 1998 the Company announced a stock repurchase plan to acquire up to approximately 10% of the outstanding common stock of the Company. On October 24, 2000 the Board of Directors announced the continuation such repurchase program which to date has resulted in the repurchase of 91,257 shares of stock. During the first nine months of 2000 this program has resulted in a decrease in capital of $643,000. Prudent and effective utilization of capital resources is likely to result in continued growth of the Company's base of earning assets and result in additional repurchases of common stock designed to improve returns on equity and per share performance.

The capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution. The following reflects the Company's capital ratios at September 30, 2000 and 1999: (unaudited)


                                   Actual                  Actual
                                   September 2000          September 1999
                                   --------------          --------------

Total Risk-Based Capital           20.97%                  21.38%
Tier 1 Risk-Based Capital          19.83%                  20.28%
Leverage Ratio                     9.52%                    9.80%

Liquidity

The Bank's Asset/Liability Management Committee which operates in accordance with policies established and reviewed by the Bank's Board of Directors, implements and monitors compliance with these policies regarding the Bank's asset liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk is defined as the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary financial objectives of the Company is to manage its interest rate risk and control the sensitivity of the Company's earnings to changes in interest rates in order to prudently improve net interest income and the Company's interest rate margins and manage the maturities and interest rate sensitivities of assets and liabilities. At September 30, 2000 the Company's interest rate position was slightly asset sensitive. The extent of the position is consistent with parameters established by the Asset Liability Policy. Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. Asset liquidity is achieved through the management of investment securities, asset maturities as well as pricing of loan and deposit products. The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank system, which provides credit to its members. This enhances the liquidity position by providing a source of available borrowings. At September 30, 2000 the Bank had approximately $25,987,000 in loan commitments and unadvanced funds outstanding. It is expected that these commitments will be funded primarily by deposits, loan repayments and maturing investments. The Company and Bank maintain ample liquidity to meet their present and foreseeable needs.

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this quarterly report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and thus are prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to, changes in interest rates, regulation, competition and the local and regional economy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The main components of market risk for the Company are equity price risk, interest risk and liquidity risk. The Company's stock is traded on the American Stock Exchange and as a result the market price of its common stock may change with market movements. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy, which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities, which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 1999.

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

Item 4. - Submission of Matters to a Vote of Security Holders-Not applicable

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

               A.  Exhibits:
                   Exhibit 27 - Financial Data Schedule

               B.  Reports on Form 8-K:

               The Company filed a Form 8-K on September 5, 2000 to report that the Company's Board of Directors declared a quarterly cash dividend of $.13 per share to be paid on October 27, 2000 to shareholders of record as of September 29, 2000.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Salisbury Bancorp, Inc.

 Date: November 9, 2000                    by: /s/ John F. Perotti
       -----------------                      ------------------------
                                              John F. Perotti
                                              President/Chief Executive Officer

 Date: November 9, 2000                    by: /s/ John F. Foley
       -----------------                      ------------------------
                                              John F. Foley
                                              Chief Financial Officer