Form 10KSB
period 2000-12-31
SALISBURY BANCORP INC
filed 2001-03-30
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000


                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from ________________to ______________

                         Commission file number 0-24751


                             SALISBURY BANCORP, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Connecticut                                           06-1514263
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


5 Bissell Street, Lakeville, CT                                  06039
----------------------------------------------            -------------------
(Address of Principal Executive Offices)                       (Zip Code)


                                 (860) 435-9801
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including area code)

Securities registered under Section 12 (b) of the Exchange Act:

                                                        Name of Each Exchange
      Title of Each Class                               on Which Registered
      -------------------                            --------------------------

 Common stock par value $.10 per share                American Stock Exchange
---------------------------------------            ----------------------------

Securities registered under Section 12 (g) of the Exchange Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No  [  ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The revenues for the issuer's fiscal year ended December 31, 2000 are
$18,531,411

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). On January 31, 2000:
$24,375,924

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ X ]  No  [  ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,443,961 shares outstanding as of March 9, 2001.
Transitional Small Business Disclosure Format (check one):  Yes [  ]  No  [ X ]

Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS
                                -----------------                                Page
                                                                                 ----
Part I
         Item 1 - Description of Business                                          3

               (a)  General Development of the Business                            3
               (b)  Narrative Description of Business                              4

         Item 2 - Description of Properties                                       13

         Item 3 - Legal Proceedings                                               14

         Item 4 - Submission of Matters to a Vote of Security Holders             14

Part II
         Item 5 - Market for Common Equity and
                  Related Stockholder Matters                                     14

               (a)  Market Information                                            14
               (b)  Holders                                                       14
               (c)  Dividends                                                     14

         Item 6 - Management"s Discussion and Analysis                            16

         Item 7 - Financial Statements                                            25

         Item 8 - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                          26

Part III

         Item 9 - Directors, Executive Officers, Promoters, and Control Persons;
                       Compliance with Section 16 (a) of the Exchange Act         26

         Item 10- Executive Compensation                                          28

         Item 11- Security Ownership of Certain Beneficial Owners
                       and Management                                             30

         Item 12- Certain Relationships and Related Transactions                  31

         Item 13- Exhibits, List and Reports on Form 8-K                          32

Signatures                                                                        33

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Bank serves its customers from its three (3) offices which are located in Lakeville, Salisbury and Sharon, Connecticut. Substantially all of the Bank"s customers reside in or maintain their principal offices in Litchfield County, Connecticut or in Dutchess County or Columbia County, New York or in Berkshire County, Massachusetts.

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

               Investments

The Company"s securities portfolio is also an important component of the balance sheet. It provides a source of earnings in the form of interest and dividends. It also plays a role in the interest rate risk management of the Company and it provides a source of liquidity.

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities. At December 31, 2000, it totaled $91,922,000 which represents approximately 36.91% of total assets and it produced interest and dividend income of $5,461,000 for the year 2000 as compared with $4,588,000 for 1999.

               Deposits and Borrowings

The Bank"s primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build multiple account relationships with its customers. As a result, average daily deposits increased 2.40% to $161,216,000 during 2000.

The Bank is a member of the Federal Home Loan Bank of Boston. Borrowings totaled $47,357,293 at December 31, 2000 as compared with $39,711,979 at December 31, 1999.

For additional information relating to the asset, deposit and borrowing components of the Company, see Item 6, Management"s Discussion and Analysis and the accompanying Consolidated Financial Statements.

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

(b)            Narrative Description of Business

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

The banking business in the area served by the Bank is very competitive. Based on information published by the Federal Reserve Bank of Boston in June 1999, the Salisbury, Connecticut banking market consists of eight (8) commercial and savings banks with a total of twelve (12) banking offices. The Bank has a 45.96% market share of deposits in the market.


                                   SALISBURY, CONNECTICUT
                             ALL INSTITUTIONS, BY TOTAL DEPOSITS


                                                         Number of    Dollars in      Total Deposits
                                                         Branches     Thousands         (Percent)
                                                         --------     ---------         ---------

l.  Salisbury Bancorp, Lakeville ..............              2       $ 164,000           45.96%
     (Salisbury Bank & Trust Company) .........             (2)      ($164,000)          --
2. Canaan National Bancorp, Canaan ............              1       $  48,000           13.55%
    (Canaan National Bank) ....................             (1)      ($ 48,000)          --
3. NewMil Bancorp, New Milford ................              2       $  35,000            9.76%
    (New Milford Savings Bank) ................             (2)      ($ 35,000)          --
4. Iron Bancshares, Inc., Salisbury ...........              3       $  33,000            9.16%
    (National Iron Bank) ......................             (3)      ($ 33,000)          --
5. Torrington Savings Bank ....................              1       $  28,000            7.80%
6. People"s Mutual Holdings, Bridgeport .......              1       $  21,000            5.84%
    (Peoples Bank) ............................             (1)      ($ 21,000)          --
7. Union Savings Bank .........................              1       $  16,000            4.46%
8. Litchfield Bancorp .........................              1       $  12,000            3.46%
                                                     ---------       ---------       ------

All Commercial Banking and Thrift Organizations             12       $ 356,000          100.00%


Herfindahl-Hirschman Index:      2,602

Note: The table is based on June 30, 1999 deposit data. It reflects all mergers and bank holding company acquisitions completed by August 19, 2000.

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

Federal Reserve Board Regulation

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files with the Federal Reserve Board the reports as required under the BHCA.

The BHCA generally requires prior approval by the Federal Reserve Board of the acquisition by the Company of substantially all of the assets or more than five percent (5%) of the voting stock of any bank. The BHCA also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the Company can engage in such activities. The BHCA prohibits the Company and the Bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services.

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

Under the BHCA and the regulations of the Federal Reserve System promulgated thereunder ("Regulation Y"), no corporation may become a bank holding company as defined therein, without prior approval of the Federal Reserve Board. The Company received the approval to become a bank holding company on June 18, 1998. The Company will also have to secure prior approval of the Federal Reserve Board if it wishes to acquire voting shares of any other bank, if after such acquisition it would own or control more than five percent (5%) of the voting share of such bank. The BHCA imposes limitations upon the Company as to the types of business in which it may engage.

Regulation Y requires bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve (12) months, is equal to ten percent (10%) or more of the Company"s consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when:(i) the bank holding company"s capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

After decades of debate, in November of 1999, Congress passed and President Clinton signed legislation which repealed the restrictions that prohibited most affiliations among banking, securities, and insurance firms. The new law, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S.900), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies will be subject to oversight by the Federal Reserve Board, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies have greater ability to purchase or establish nonbank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, for the first time, securities and insurance firms will be permitted to purchase full-service banks.

As a general rule, the individual entities within a financial holding company structure will be regulated according to the type of services provided-functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to deal with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner). A financial holding company that is itself an insurance provider will be subject to Federal Reserve Board oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies will be subject to Federal Reserve Board regulation. In addition to permitting financial services providers to enter new lines of business, the new law gives firms the freedom to streamline existing operations and potentially reduce costs.

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

To qualify as a financial holding company, a bank holding company must certify to the Federal Reserve System that it and its subsidiary banks satisfy the requisite criteria of being "well-capitalized," "well-managed" and have a CRA rating of "satisfactory" or better. The Company meets all of the criteria and became a regulated financial holding company on May 3, 2000.

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

Subject to certain limited exceptions, loans made to any one obligor may not exceed fifteen percent (15%) of the Bank"s capital, surplus, undivided profits and loan reserves. In addition, under Connecticut law, the beneficial ownership of more than ten percent (10%) of any class of voting securities of a bank may not be acquired by any person or groups of persons acting in concert without the approval of the Connecticut Banking Commissioner.

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

The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution"s offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions" CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of its last CRA examination, the Bank received a rating of "Outstanding". Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. Similarly, failure of a bank to maintain a CRA rating of "Satisfactory" or better would preclude it or its holding company from engaging in any new financial activities pursuant to the Gramm-Leach- Bliley Act.

Employees

The Company's current workforce at January 31, 2001 was 75 employees of whom 61 were full time and 14 were part time. The employees are not represented by a collective bargaining unit.

STATISTICAL DISCLOSURE REQUIRED PURSUANT TO SECURITIES EXCHANGE ACT, INDUSTRY GUIDE 3

The statistical disclosures required pursuant to Industry Guide 3, not contained in Management"s Discussion and Analysis of Financial Condition and Results of Operations-contained herein, are presented on the following pages of this Report on Form 10-KSB.

                                                                     Page(s) of
Item of Guide 3                                                      This Report

I.             Distribution of Assets, Liabilities and Stockholders'
               Equity; Interest Rates and Interest Differential            22

II.            Investment Portfolio                                        10

III.           Loan Portfolio                                              11

IV.            Summary of Loan Loss Experience                             12

V.             Deposits                                                    17

VI.            Return on Equity and Assets                                 14

VII.           Short-Term Borrowings                                       13

Investment Portfolio

As of December  1994,  Salisbury  Bank and Trust  Company  adopted  Statement of
Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 provides for the categorization of investments into three (3) groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale, or trading. The Bank does not purchase or hold any investment securities for the purpose of trading such investments. The following table sets forth the carrying amounts of the investment securities as of December 31:

(dollars in thousands)
                                                      2000       1999      1998
                                                   -----------------------------

Available-for-sale securities:
 (at fair value)
Equity securities                                  $   179    $   137    $   116
U.S. Treasury securities and other
   U.S. government corporations and agencies        46,761     33,290     43,578
Obligations of states and political subdivisions    14,170     12,379      9,553
Mortgage-backed securities                          27,472     29,347     25,408
                                                   -----------------------------
                                                   $88,582    $75,153    $78,655
                                                   =============================

Held-to-maturity securities
 (at amortized cost)

U.S. Treasury securities and other
   U.S. government corporations and agencies       $          $           $
Obligations of states and political subdivisions        0          0          25
Mortgage-backed securities                            410        489         554
                                                                          ------
                                                   $  410     $  489      $  579
                                                                          ======

Federal Home Loan Bank stock                       $2,930     $2,102      $2,056
                                                                          ======


For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2000:


(dollars in thousands)
                                     Under                1-5                   5-10                  Over 10
                                    1 Year    Yield      Years     Yield        Years      Yield       Years       Yield      Total
                                    ------------------------------------------------------------------------------------------------
Held-to-maturity
----------------
securities
----------
(at amortized cost)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies          $     0            $     0               $     0              $     0                    $     0

Obligations of state and
   political subdivisions

Mortgage-backed
 securities                                                                                                  410     6.40%   $   410

Available-for-sale
------------------
securities
----------
(at fair value)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies          $ 3,227      5.75%    $ 4,972     6.17%    $   6,881     6.27%    $   31,681     7.72%   $46,761

Obligations of state and
 political subdivisions             $     0               $   412     7.58%    $   4,025     7.54%    $    9,733     7.43%   $14,170
Mortgage-backed
 securities                         $     0               $ 1,568     7.37%    $   2,015     5.87%    $   23,889     6.60%   $27,472


Loan Portfolio Analysis by Category
(dollars in thousands)

                                                                   December 31
                                           2000          1999         1998         1997         1996
                                      ----------------------------------------------------------------
Commercial, financial and             $   8,592     $   9,025     $  10,692     $  11,575     $  12,047
   agricultural
Real Estate-construction and              6,275         3,382         3,392          4203         4,839
land development
Real Estate - residential                98,312        86,680        80,451        77,336        75,756
 Real Estate-commercial                  15,463        15,324        14,909        13,355        13,607
Consumer                                 10,673        10,698        10,430        10,805        10,433
Other                                       247           364           535           655           743
                                      -----------------------------------------------------------------
                                        139,562       125,473       120,409       117,929       117,425
Allowance for possible loan losses       (1,292)       (1,160)       (1,260)       (1,226)       (1,242)
Unearned income                               0            (0)           (6)          (12)          (34)
                                      -----------------------------------------------------------------
     Net loans                        $ 138,270     $ 124,313     $ 119,143     $ 116,691     $ 116,149
                                      =================================================================


There are no industry concentrations in the Bank"s loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 2000. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                                  Due after
                                                Due in one       one year to      Due after
                                                year or less     five years       five years
                                                --------------------------------------------
Commercial, financial,
 agricultural and real estate commercial         $ 5,717          $ 2,191          $16,147
Real estate-construction and land development      6,275                0                0
                                                 -------          -------          -------
                                                 $11,992          $ 2,191          $16,147

Maturities after
  One Year with:
  Fixed interest rates                                            $ 1,464          $ 5,250
 Variable interest rates                                              727           10,897
                                                                  -------          -------
                                                                  $ 2,191          $16,147

Nonaccrual, Past Due and Restructured Loans

At December 31, 2000, there were two (2) nonaccrual loans in the Bank's portfolio. They were secured by 1-4 family residential properties. There were three (3) real estate loans 90 days past due and still accruing. They are scheduled to be brought current during 2001. At December 31, 2000, there was only one restructured loan and it was secured by a 1-4 family residential property. When a mortgage loan becomes 90 days past due, and there is not sufficient collateral to cover the principal and accrued interest, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate. Other types of loans are generally charged off if they become 90 days or more delinquent. However, exception is warranted with the $44,000 in loans that are presently 90 days past due and still accruing.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                                 December 31
                                            2000        1999        1998       1997         1996
                                          -------------------------------------------------------
Nonaccrual                                $  186      $  473      $1,208      $1,328      $1,316
90 days or more past due                     323          10         109         279          49
Restructured loans                            12          12         547         764       1,547
                                          -------------------------------------------------------
Total nonperforming  loans                $  521      $  495      $1,864      $2,371      $2,912
                                          =======================================================

Total nonperforming loans as per-
 centage of the total loan portfolio        0.37%       0.39%       1.55%       2.01%       2.48%
Allowance for credit losses as a per-
 centage of  nonperforming loans          247.99%     234.34%      67.60%      51.71%      42.65%



         Information with respect to non-accrual and restructured loans at December 31, 2000, 1999 and 1998 is as follows:

(dollars in thousands)                                                         Year Ended December 31

                                                                          2000          1999            1998
                                                                         -----------------------------------
Interest income that would have been recorded under original terms         $12           $37             $83
Gross interest recorded                                                      1            11               8
                                                                         -----------------------------------
Foregone interest                                                          $11           $26             $75
                                                                         ===================================


Summary of Loan Loss Experience
(dollars in thousands)                                 Year Ended December 31
                                        2000      1999         1998         1997        1996
                                      -------------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year     $1,160      $1,260      $1,226      $1,242      $1,160
                                      -------------------------------------------------------
Charge-offs:
   Commercial, financial and
      agricultural                          0           1           7           0          19
   Real estate mortgage                    21         243          53          38         160
   Consumer                                50          25          52          66          67
                                      -------------------------------------------------------
Total charge-offs                          71         269         112         104         246
                                      -------------------------------------------------------

Recoveries:
   Commercial, financial and
       agricultural                         0           0           0          11          27
   Real estate mortgage                     6          19          13           7           7
Consumer                                   17          30          13          20          19
                                      -------------------------------------------------------
       Total recoveries                    23          49          26          38          53
                                      -------------------------------------------------------
Net charge-offs                            48         220          86          66         193
Provisions charges to operations          180         120         120          50         275
                                      -------------------------------------------------------
Balance at end of year                 $1,292      $1,160      $1,260      $1,226      $1,242
                                      =======================================================
Ratio of net charge-offs to
  average loans outstanding               .04%        .18%        .07%        .06%        .17%
Ratio of allowance for loan losses
  to year end loans                       .93%        .93%       1.05%       1.04%       1.07%


Allocation of the Allowance for Loan Losses
(dollars in thousands)

                                December 31, 2000        December 31, 1999         December 31, 1998
                               --------------------------------------------------------------------------
                                   Percent of               Percent of                 Percent of
                                    Loans to                 Loans to                 Loans to
                               Amount Total Loans       Amount Total Loans         Amount Total Loans
Commercial, financial and
   agricultural                 $  160     6.16%         $  160     7.19%          $  182     8.88%
Real estate construction             0     4.50%              0     2.70%               0     2.82%
   and land development

Real estate mortgage             1,066    81.51%            941    81.30%             982    79.20%
Consumer                            65     7.65%             58     8.52%              95     8.66%
Other loans                          1      .18%              1      .29%               1      .44%
                               --------------------------------------------------------------------------
Total allowance                 $1,292   100.00%         $1,160   100.00%          $1,260   100.00%



Provisions to the allowance for possible loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgement of the amount necessary to cover possible losses on the collection of loans. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.

Short-Term Borrowings
(dollars in thousands)

                                                                    December 31
                                                    2000               1999              1998
                                                  -----------------------------------------------
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                     5.93%              5.19%              5.01%
    For the year                                    5.81%              5.19%              6.02%
Average amount outstanding during the year        $49,291            $35,954            $15,267
Maximum amount outstanding at any month           $58,605            $42,038            $41,120
Amount outstanding at year end                    $47,357            $39,712            $41,120



ITEM 2.  DESCRIPTION OF PROPERTIES

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company"s 2000 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

(a)            Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                               2000 Quarters                              1999 Quarters
                 ----------------------------------------   ----------------------------------------
                  4th         3rd        2nd       1st        4th       3rd        2nd        1st
                 ----------------------------------------   ----------------------------------------

     High        $18.50     $17.50     $17.75     $18.88    $20.63     $20.00     $21.38     $22.13
     Low         $17.25     $17.00     $17.19     $17.25    $19.13     $18.88     $19.75     $19.75


(b)            Holders

There were approximately 525 holders of stock as of March 9, 2001. This number includes brokerage firms and other financial institutions which hold stock in their name but which is actually owned by third parties. The Company is not provided with the number or identities of these parties.

(c)            Dividends

Dividends are currently declared four (4) times a year, and the Company expects to follow such practices in the future. During the year 2000, Salisbury Bancorp, Inc. declared a cash dividend each quarter of $.13 per share and a year end special cash dividend of $.25 per share. Accordingly, total dividends for the year amounted to $.77 per share. Recognizing the fact that the special dividend paid by the Company is a reflection of earnings each quarter, the Board has decided to increase the Company's regular quarterly dividends in lieu of the declaration of a special dividend. At their February 26, 2001 meeting, the Directors of Salisbury Bancorp, Inc. voted to increase the regular quarterly dividends to $.21 per share beginning with the first quarter of 2001. The $.21 per share dividend will be paid on April 27, 2001 to shareholders of record as of March 30, 2001. While the Board anticipates continuing the $.21 per share quarterly dividend and eliminating any annual special dividend, resulting in projected aggregate dividends for 2001 in the amount of $.84 per share, the declaration and payment of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business; or
(2) the company's total assets would be less than the sum of its total liabilities plus, unless the certificate of incorporation permits otherwise, the amount that would be needed, if the company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. The following table presents cash dividends declared per share for the last two (2) years:

                                      2000 Quarters                                       1999 Quarters
                      -------------------------------------------------  ----------------------------------------------
                         4th           3rd           2nd          1st      4th        3rd           2nd         1st
                      -------------------------------------------------  ----------------------------------------------
Cash dividends
    declared            $0.38        $0.13          $0.13        $0.13    $0.34       $0.12        $0.12        $0.12


The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 12 of the Consolidated Financial Statements on page F-19 for a description of restrictions on the ability of the Bank to pay dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS             Salisbury Bancorp, Inc.
                                                         and Subsidiary

OVERVIEW

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, which has three (3) full service offices including a Trust Department, located in the towns of Lakeville, Salisbury and Sharon, Connecticut. The Company and the Bank were formed in 1998 and 1848, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report for the two (2) years ended December 31, 2000.

The reported earnings for the Company were $2,849,000 in 2000, a 5.79% increase over reported earnings in 1999 of $2,693,000. Earnings per diluted share increased 7.87% to $ 1.92 per share. This compares to earnings per diluted share of $ 1.78 for 1999.

This growth in net income and earnings per share during 2000 primarily reflects an increase in average earning assets and noninterest income, the continuing efforts of management to control operating expenses, and the reduced number of shares outstanding as a result of stock repurchases.

The Company's risk-based capital ratios at December 31, 2000, which includes the risk-weighted assets and capital of Salisbury Bank and Trust Company were 18.91% for Tier 1 capital and 20.05% for total capital. The leverage ratio was 9.53%. During 2000, the Company repurchased 45,805 shares of common stock.

As a result of the Company's financial performance, the Board of Directors increased the dividends declared on the Company's common stock to $.77 per share in 2000. This compares to a $.70 per share dividend in 1999.

FINANCIAL CONDITION
COMPARISON OF DECEMBER 31, 2000 AND 1999

Total assets at December 31, 2000 were $249,054,000 compared to $215,385,000 at December 31, 1999, an increase of $33,669,000 or 15.63%

SECURITIES PORTFOLIO

As of December 31, 2000, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $91,922,000. This represents an increase of $14,177,000 or 18.24% when compared to $77,745,000 at year end 1999. The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversification to the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. The Company continues to use arbitrage strategy by borrowing funds and then investing them at a rate of return higher than the borrowing cost in order to generate additional interest income. The increase in the securities portfolio is primarily the result of an increase in arbitrage strategy.

The primary component of the total portfolio is U.S. Government sponsored agencies which accounted for 48.70% of the portfolio at December 31, 2000. The remaining portion of the portfolio primarily consists of U.S. Treasury, State and Municipal obligations and mortgage-backed securities. At December 31, 2000, securities totaling $88,582,000 were classified as available-for-sale and securities totaling $410,000 were classified as held-to-maturity.

As of January  1994,  the Company  adopted  Statement  of  Financial  Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This resulted in new classifications of the securities in the portfolio; Securities-Available-for-Sale, and Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At December 31, 2000 the unrealized loss net of tax was ($171,000) compared to an unrealized loss net of tax of ($1,835,000) at December 31, 1999. The securities reported as securities-held-to-maturity are stated at amortized cost. This position is designed to give the Company flexibility in managing liquidity needs.

FEDERAL FUNDS SOLD

The balance of federal funds sold totaled $5,125,000 at December 31, 2000 in comparison to a zero balance at December 31, 1999. This represents a normal operating range of funds for daily cash needs and is considered to be adequate by Management.

LENDING

Loans receivable, net of allowance for loan losses increased $13,957,000 to $138,270,000 at December 31, 2000 or 11.23% compared to $124,313,000 at December
31, 1999. During the first quarter of 2000 the Company expanded its "Mortgage Makers" menu of products. This program has been instrumental in increasing the loan portfolio. The Company's credit function is designed to insure adherence to a high level of credit standards despite aggressive pressures of competition for loans in the Company's market area. Residential mortgages showed the largest dollar growth during the year increasing 13.42% or $11,632,000 to $98,312,000 at December 31, 2000 compared to $86,680,000 at December 31, 1999. The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and we continue to develop new personalized financial products and services to meet the needs of our customers.

ALLOWANCE FOR LOAN LOSSES

Credit risk is inherent in the business of extending loans. The Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the year 2000 was $180,000 as compared to $120,000 for the year ended December 31, 1999. The increase is primarily the result of the significant growth of the loan portfolio during 2000. Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

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

The loss factor applied as a general allowance is determined by a periodic analysis of the Allowance for Loan Losses. This analysis considers historical loan losses and delinquency figures for the last three years. It also looks at delinquency trends over the most recent quarter.

The credit card delinquency and loss history is evaluated separately and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Average net losses for the last three years by loan type are examined as well as trends by type for the last three years. The Bank's loan mix over that same period of time is also analyzed. A loan loss allocation is made for each type of loan and multiplied by the loan mix percentage for each loan type to produce a weighted average factor.

At December 31, 2000, the allowance for loan losses totaled $1,292,000 representing 247.99% of nonperforming loans and .93% of total loans compared to $1,160,000 representing 234.34% of nonperforming loans and .93% of total loans at December 31, 1999. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Company to grow its existing loan portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year end 2000 totaled $166,436,000 compared to
$154,358,000  at year end 1999.  This  increase of  $12,078,000  or 7.83% can be attributed to products being competitively priced and to the ongoing efforts of the Company to develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was an increase in demand deposits, savings and money market accounts which are lower cost core deposits.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:


(dollars in thousands)
                                          Year Ended December 31
                             2000                1999                       1998
                 -----------------------------------------------------------------------
                   Average                 Average                  Average
                   Balance    Rate         Balance     Rate         Balance       Rate


Demand           $ 31,522                $ 30,024                 $ 27,234
NOW                16,246    1.06%         16,400     2.03%         15,592        1.24%
Money Market       43,975    4.71%         36,782     3.67%         34,781        3.84%
Savings            15,691    2.43%         15,315     2.43%         14,547        2.44%
Time               53,781    5.20%         58,933     4.99%         61,316        5.28%
                ---------                --------                 --------

                 $161,215    3.36%       $157,454     3.07%       $153,470        3.34%
               ==========                ========                  =======

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

(dollars in thousands)
                                                   Year Ended December 31
                                           2000            1999            1998
                                         ---------------------------------------


Three months or less                     $ 3,355         $ 2,296         $ 6,920
Over three months through six months       4,351           4,120           2,069
Over six months through one year           7,105           5,194           3,887
Over one year                              2,088           3,294           2,508
                                         -------         -------         -------

Total                                    $16,899         $14,904         $15,384
                                         =======         =======         =======

BORROWINGS

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy which is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2000 the Company had $47,357,000 in outstanding advances from the Federal Home Loan Bank compared to $39,712,000 at December 31, 1999. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank of Boston.

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

To quantify the extent of these risks both in its current position and in actions it might take in the future, interest rate risk is monitored using gap analysis which identifies the differences between assets and liabilities which mature or reprice during specific time frames and model simulation which is used to "rate shock" the Company's assets and liability balances to measure how much of the Company's net interest income is "at risk" from sudden rate changes.

At December 31, 2000 the Company was slightly asset sensitive, however, the level of interest rate risk is well within the limits approved by the Board of Directors.

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuation in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, Salisbury Bank and Trust

Company is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings.

At December 31, 2000, the Company had approximately $30,261,000 in loan commitments outstanding. Management believes that the level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

CAPITAL

At December 31, 2000, the Company had $22,460,000 in shareholder equity compared to $19,895,000 at December 31, 1999. This represents an increase of $2,565,000 or 12.89%. Several components contributed to the change since December 1999. Earnings for the year totaled $2,849,000. Market conditions have resulted in a positive adjustment to unrealized comprehensive income of $1,664,000. The Company has declared dividends in 2000 resulting in a decrease in capital of $1,132,000. In November 1998 the Company announced a stock repurchase plan to acquire up to approximately 10% of the outstanding common stock of the Company. On October 24, 2000 the Board of Directors announced the continuation of the program. During 2000 the Company repurchased 45,805 shares of stock which has resulted in a decrease in capital of $816,000. Under current regulatory definitions, the Company is "well-capitalized", the highest rating defined under the Federal Deposit Insurance Corporation Improvement Act . As a result, the Bank pays the lowest deposit premium possible. The primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes in account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year end 2000, the Company had a risk-based capital ratio of 20.05% compared to 21.71% at December 31, 1999. The slight decrease is primarily the result of the activity in the Company's stock buy back program during the year.

Maintaining strong capital is essential to bank safety and soundness which influence customer confidence, potential investors, regulators and shareholders. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meeting regulatory requirements and being consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

RESULTS OF OPERATIONS
COMPARISON BETWEEN 2000 AND 1999

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

Net interest income is the difference between the interest and fees earned on loans and securities (the Company's earning assets) and the interest expense paid on deposits and borrowed funds, primarily in the form of advances from the Federal Home Loan Bank. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and borrowed funds, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and borrowed funds. For this discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(dollars in thousands)                           December 31
                                   2000            1999           1998
                                -----------------------------------------
Interest Income
  (financial statements)        $ 16,510        $ 14,524        $ 13,361

Tax Equivalent Adjustment            335             295             206

Interest Expense                  (8,284)         (6,683)       (  6,043)
                                --------        --------        --------

Net Interest Income-FTE         $  8,561        $  8,136        $  7,524
                                ========        ========        ========

The Company's 2000 interest income-FTE of $16,845,000 was $2,026,000 or 13.67% greater then 1999. This is primarily the result of an increase in average earning assets of $ 19,010,000 or 9.19% to $225,804,000 during 2000. Interest expense increased $1,601,000 or 23.96% to $8,284,000 in 2000. This is the result of an increase in average Federal Home Loan Bank advances of $13, 697,000 or 38.48% and an increase in average interest-bearing deposits of 1.78% to $129,693,000. Overall, net interest income-FTE increased 5.22% to $8,561,000 in 2000 compared to $8,136,000 in 1999.

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2000 net interest margin (FTE) of 3.79% was .14% lower than 1999's net interest margin of 3.93%. Although interest margins continue to be pressured by aggressive competition, increased volumes of deposits and borrowings have resulted in the increase in net interest and dividend income on a fully taxable equivalent basis.

Average Balances, Interest Earned and Rates Paid

        [dollars in thousands]                  2000                           1999                              1998
                               -----------------------------------------------------------------------------------------------------

                                              INTEREST                        INTEREST                         INTEREST
                                   AVERAGE     EARNED/    YIELD     AVERAGE    EARNED/      YIELD    AVERAGE    EARNED/     YIELD
                                   BALANCE      PAID *    RATE *    BALANCE     PAID *      RATE *   BALANCE     PAID *      RATE *
                               -----------------------------------------------------------------------------------------------------
                     ASSETS
   Interest Earning Assets:

                      Loans      $129,972    $ 10,494     8.07%    $123,174    $  9,621     7.81%   $118,417   $  9,480      8.01%

         Taxable Securities        73,958       4,810     6.50%      65,403       4,016     6.14%     46,903      3,032      6.46%

      Tax-Exempt Securities        13,160         987     7.50%      11,614         867     7.47%      7,917        606      7.65%

              Federal Funds         8,382         533     6.36%       6,156         295     4.79%      8,080        425      5.26%

      Other Interest Income           332          21     6.33%         447          20     4.47%        408         24      5.88%
                                 ------------------------------    ------------------------------   ------------------------------

     Total interest earning       225,804      16,845     7.46%     206,794      14,819     7.17%    181,725     13,567      7.47%
     assets                                  --------                          --------                        --------


         Allowance for loan
                     losses        (1,187)                           (1,190)                          (1,254)

            Cash & due from
                      Banks         5,040                             5,101                            4,572

         Premise, Equipment         2,425                             2,498                            2,901

             Net unrealized
gain/loss on AFS Securities        (2,803)                             (754)                            (538)

               Other Assets         3,281                             2,378                            2,135
                                 --------                          --------                         --------
       Total Average Assets      $232,560                          $214,827                         $190,617
                                 ========                          ========                         ========


            LIABILITIES AND
              SHAREHOLDERS'
                     EQUITY
           Interest Bearing
               Liabilities:

           NOW/Money Market
                   deposits      $ 60,221    $  2,245     3.73%    $ 53,182    $  1,524     2.87%   $ 50,373   $  1,531      3.04%

           Savings deposits        15,691         382     2.43%      15,315         372     2.43%     14,547        355      2.44%

              Time deposits        53,781       2,794     5.20%      58,933       2,939     4.99%     61,316      3,238      5.28%

             Borrowed funds        49,291       2,863     5.81%      35,594       1,848     5.19%     15,267        919      6.02%
                                 ------------------------------    ------------------------------   ------------------------------

     Total interest bearing
                liabilities       178,984       8,284     4.63%     163,024       6,683     4.10%    141,503      6,043      4.27%
                                             --------              --------                                    --------

            Demand Deposits        31,522                            30,024                           27,234

          Other Liabilities         1,167                               999                            1,308

       Shareholders' Equity        20,887                            20,780                           20,572
                                 --------                          --------                         --------

      Total Liabilities and
                     Equity      $232,560                          $214,827                         $190,617
                                 ========                          ========                         ========

        Net Interest Income                  $  8,561                          $  8,136                        $  7,524
                                             ========                          ========                        ========

        Net Interest Spread                               2.83%                             3.07%                            3.20%

        Net Interest Margin                               3.79%                             3.93%                            4.14%

               * Annualized


Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(dollars in thousands)                                2000  over 1999                            1999 over 1998
                                         ----------------------------------------    --------------------------------------
                                           Volume          Rate           Total        Volume          Rate           Total
                                         ----------------------------------------    --------------------------------------
Increase (decrease) in:
Interest income on:
   Loans                                  $   531        $   342        $   873        $   381        $  (240)       $   141
   Taxable investment securities              525            269            794          1,195           (211)           984
   Tax-exempt investment securities           116              4            120            282            (21)           261
   Other interest income                      101            138            239           (100)           (34)          (134)
                                          -------        -------        -------        -------        -------        -------
Total interest income                     $ 1,273        $   753        $ 2,026        $ 1,758        $  (506)       $ 1,252
                                          -------        -------        -------        -------        -------        -------

Interest expense on:
   NOW/Money Market deposits              $   202        $   519        $   721        $    85        $   (92)       $    (7)
   Savings deposits                             9              1             10             19             (2)            17
   Time deposits                             (258)           113           (144)          (126)          (173)          (299)
   Borrowed funds                             711            304          1,014          1,224           (295)           929
                                          -------        -------        -------        -------        -------        -------
Total interest expense                    $   664        $   937        $ 1,601        $ 1,202        $  (562)       $   640
                                          -------        -------        -------        -------        -------        -------

Net interest margin                       $   609        $  (184)       $   425        $   556        $    56        $   612
                                          =======        =======        =======        =======        =======        =======


NONINTEREST INCOME

Fees earned by the Trust Department remain the largest component of noninterest income and amounted to $1,108,000 in 2000 as compared with $1,121,000 in 1999. A significant portion of trust fee income is based upon the value of assets under management, and, as such, the calculation of fees is influenced by the value of the markets at the time of assessment. The year 2000 was one that experienced significant movement downward in the stock market and primarily as a result of this factor, trust fee income decreased $13,000 or approximately 1.17% when comparing 2000 to 1999. Estate settlement fees also contribute to trust department income. Although the timing of the receipt of the fees is difficult to predict, the overall volume of business for 2000 and 1999 was very comparable. Other noninterest income increased $53,000 or 6.16% from $860,000 in 1999 to $913,000 in 2000. Growth in demand deposit and NOW accounts generated an increase in transaction volumes resulting in increased fees. The Company's VISA credit card program continues to grow, resulting in an increase in transaction fees. The Company expanded its "Mortgage Makers" program early in 2000 and it has contributed to the increase in noninterest income. The Company continues to work on increasing noninterest income due to its importance as a potential contributor to profitability.

NONINTEREST EXPENSE

Noninterest expense totaled $5,861,000 in 2000. This is an increase of $336,000 when compared to total noninterest expense of $5,525,000 in 1999. However, as a percentage of total assets, these expenses have remained generally consistent at 2.60% in 2000 and 2.67% in 1999. Salaries and employee benefits increased $517,000 or 17.96%. Earlier this year the Company expanded its "Mortgage Makers" program. As mentioned previously, this program has been instrumental in increasing the net loan portfolio to its current level of $138,270,000. This has resulted in the need to increase staff to process and service the increase in volume of new mortgage loans. This coupled with annual staff pay increases and increasing costs of employee benefits accounts for the increases. Occupancy and equipment expenses decreased 6.33% to $651,000 from $695,000. Data processing expenses have decreased $33,000 to $288,000. This is partially due to higher than normal costs that were incurred during 1999 in preparation for the year 2000. The aggregate of all other operating expenses decreased $105,000 to $1,526,000 for the year 2000 from $1,631,000 for the year 1999. This decrease represents management's continuing efforts to control operating expenses.

INCOME TAXES

In 2000, the Company's tax expense was $1,357,000, an effective tax rate of 32.26%. This compares to income tax expenses of $1,484,000 in 1999, reflecting an effective tax rate of 35.53%. This is primarily the result of a reduction in state tax coupled with an increase in tax-exempt income.

IMPACT OF INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than due the effects of general levels of inflation; although they do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

FORWARD LOOKING STATEMENTS

This form 10-KSB and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business and (b) expectations for revenues and earnings for the Company and Bank through growth resulting from attraction of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act or 1995.

               The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and non-financial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company and Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

               Management is  responsible  for the integrity and  objectivity of the financial statements and other information appearing in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles applying estimates and Management's best judgement as required. To fulfill their responsibilities, Management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment or responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with Management's authorization and that financial records are reliable for the purpose of preparing financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Auditors" January 25, 2001............................F-1

Consolidated Balance Sheets at December 31, 2000 and 1999...................F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2000 and 1999.................................................F-3

Consolidated Statements of Changes in Stockholders" Equity
 for the Years Ended December 31, 2000 and 1999.............................F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999.................................................F-5

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 2000 and 1999.....................................F-7

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet at December 31, 2000 and 1999................................F-21

 Statement of Income for the Year Ended December 31, 2000 and 1999..........F-22


 Statement of Cash Flows for the Year Ended December 31, 2000 and 1999......F-23

                [LETTERHEAD SHATSWELL, MACLEOD & COMPANY, P.C.]



To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                          /s/ Shatswell, MacLeod & Company, P.C.
                                          --------------------------------------
                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 25, 2001

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                                       2000              1999
                                                                                   ------------      ------------
ASSETS
------
Cash and due from banks                                                            $  7,299,657      $  6,477,502
Interest bearing demand deposits with other banks                                       673,455           267,696
Money market mutual funds                                                               661,312           970,526
Federal funds sold                                                                    5,125,000
                                                                                   ------------      ------------
                       Cash and cash equivalents                                     13,759,424         7,715,724
Investments in available-for-sale securities (at fair value)                         88,581,628        75,153,227
Investments in held-to-maturity securities (fair values of $408,188 as of
     December 31, 2000 and $478,185 as of December 31, 1999)                            410,441           489,340
Federal Home Loan Bank stock, at cost                                                 2,930,300         2,102,000
Loans, net                                                                          138,270,230       124,312,781
Investment in real estate                                                                75,000            75,000
Premises and equipment 2,521,329                                                      2,248,711
Accrued interest receivable                                                           1,790,228         1,575,524
Other assets                                                                            715,415         1,712,934
                                                                                   ------------      ------------
                       Total assets                                                $249,053,995      $215,385,241
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Noninterest-bearing                                                           $ 32,098,094      $ 28,317,523
     Interest-bearing                                                               134,337,910       126,040,804
                                                                                   ------------      ------------
                       Total deposits                                               166,436,004       154,358,327
Federal Home Loan Bank advances                                                      47,357,293        39,711,979
Due to broker                                                                        11,004,451
Other liabilities                                                                     1,795,991         1,420,184
                                                                                   ------------      ------------
                       Total liabilities                                            226,593,739       195,490,490
                                                                                   ------------      ------------

Stockholders' equity:
     Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
         and outstanding, 1,458,366 shares in 2000 and 1,504,171 shares in 1999         145,837           150,417
Paid-in capital                                                                       2,968,894         3,780,376
Retained earnings                                                                    19,516,414        17,798,981
Accumulated other comprehensive loss                                                   (170,889)       (1,835,023)
                                                                                  -------------     -------------
                  Total stockholders' equity                                         22,460,256        19,894,751
                                                                                  -------------     -------------
                  Total liabilities and stockholders' equity                      $ 249,053,995     $ 215,385,241
                                                                                  =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     Years Ended December 31, 2000 and 1999

                                                                               2000              1999
                                                                            -----------      -----------
Interest and dividend income:
     Interest and fees on loans                                             $10,494,181      $ 9,621,177
     Interest and dividends on securities:
         Taxable                                                              4,608,874        3,891,267
         Tax-exempt                                                             651,386          571,852
         Dividends on equity securities                                         200,784          125,095
     Other interest                                                             554,517          314,957
                                                                            -----------      -----------
                  Total interest and dividend income                         16,509,742       14,524,348
                                                                            -----------      -----------
Interest expense:
     Interest on deposits                                                     5,421,144        4,835,337
     Interest on Federal Home Loan Bank advances                              2,863,277        1,847,811
                                                                            -----------      -----------
                  Total interest expense                                      8,284,421        6,683,148
                                                                            -----------      -----------
                  Net interest and dividend income                            8,225,321        7,841,200
Provision for loan losses                                                       180,000          120,000
                                                                            -----------      -----------
                  Net interest and dividend income after provision for
                       loan losses                                            8,045,321        7,721,200
                                                                            -----------      -----------
Other income:
     Trust department income                                                  1,108,249        1,120,978
     Service charges on deposit accounts                                        337,708          337,828
     Gain on sale of loans held-for-sale                                         72,719
     Other income                                                               502,993          521,817
                                                                            -----------     -----------
                  Total other income                                          2,021,669        1,980,623
                                                                            -----------      -----------
Other expense:
     Salaries and employee benefits                                           3,395,161        2,878,290
     Occupancy expense                                                          233,107          246,614
     Equipment expense                                                          418,146          448,005
     Data processing                                                            288,426          321,199
     Insurance                                                                  105,613           97,140
     Net cost (profit) of operation of other real estate owned                    1,762           15,177
     Loss on sales of available-for-sale securities, net                         63,976            1,942
     Printing and stationery                                                    149,988          142,377
     Legal expense                                                               64,192           87,162
     Other expense                                                            1,140,601        1,287,228
                                                                            -----------      -----------
                  Total other expense                                         5,860,972        5,525,134
                                                                            -----------      -----------
                  Income before income taxes                                  4,206,018        4,176,689
Income taxes                                                                  1,356,994        1,483,779
                                                                            -----------      -----------
                  Net income                                                $ 2,849,024      $ 2,692,910
                                                                            ===========      ===========

Earnings per common share                                                   $      1.92      $      1.78
                                                                            ===========      ===========

Earnings per common share, assuming dilution                                $      1.92      $      1.78
                                                                            ===========      ===========






The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2000 and 1999

                                                      Number
                                                        of
                                                      Shares          Common         Paid-in       Retained     Treasury
                                                      Issued          Stock          Capital       Earnings       Stock
                                                    -----------    ------------   -------------  ------------- -----------
Balance, December 31, 1998                           1,556,286     $    155,629   $  4,882,027   $ 16,160,547    $
Comprehensive income:
     Net income                                                                                     2,692,910
     Net change in unrealized holding gain
         on available-for-sale securities, net of
         tax effect
              Comprehensive income
Repurchase of common stock                                                                                       (1,106,863)
Transfer treasury stock to reduce shares
     issued                                            (52,115)          (5,212)    (1,101,651)                   1,106,863
Dividends declared ($.70 per share)                                                                (1,054,476)
                                                    ----------     ------------   ------------   ------------    ----------
Balance, December 31, 1999                           1,504,171          150,417      3,780,376     17,798,981
Comprehensive income:
     Net income                                                                                     2,849,024
     Net change in unrealized holding loss
         on available-for-sale securities, net of
         tax effect
              Comprehensive income
Repurchase of common stock                                                                                         (816,062)
Transfer treasury stock to reduce shares
     issued                                            (45,805)          (4,580)      (811,482)                     816,062
Dividends declared ($.77 per share)                                                                (1,131,591)
                                                    ----------     ------------   ------------   ------------    ----------
Balance, December 31, 2000                           1,458,366     $    145,837   $  2,968,894   $ 19,516,414    $
                                                    ==========     ============   ============   ============    ==========

                                                     Accumulated
                                                        Other
                                                    Comprehensive
                                                       Income
                                                       (Loss)             Total
                                                   ------------     --------------
Balance, December 31, 1998                         $    357,235       $ 21,555,438
Comprehensive income:
     Net income
     Net change in unrealized holding gain
         on available-for-sale securities, net of
         tax effect                                  (2,192,258)
              Comprehensive income                                         500,652
Repurchase of common stock                                              (1,106,853)
Transfer treasury stock to reduce shares
     issued
Dividends declared ($.70 per share)                                     (1,054,476)
                                                    -----------       ------------
Balance, December 31, 1999                           (1,835,023)        19,894,751
Comprehensive income:
     Net income
     Net change in unrealized holding loss
         on available-for-sale securities, net of
         tax effect                                   1,664,134
              Comprehensive income                                       4,513,158
Repurchase of common stock                                                (816,062)
Transfer treasury stock to reduce shares
     issued
Dividends declared ($.77 per share)                                     (1,131,591)
                                                   ------------       ------------
Balance, December 31, 2000                         $   (170,889)      $ 22,460,256
                                                   ============       ============

Reclassification disclosure for the years ended December 31:

                                                                            2000               1999
                                                                       --------------    ---------------
Net unrealized gains (losses) on available-for-sale securities           $ 2,661,877       $(3,599,259)
Reclassification adjustment for realized losses in net income                 63,976             1,942
                                                                         -----------       -----------
     Other comprehensive income (loss) before income tax effect            2,725,853        (3,597,317)
Income tax (expense) benefit                                              (1,061,719)        1,405,059
                                                                         -----------       -----------
         Other comprehensive income (loss), net of tax                   $ 1,664,134       $(2,192,258)
                                                                         ===========       ===========



Accumulated other  comprehensive  income (loss) as of December 31, 2000 and 1999
consists  of  net  unrealized  holding  gains  (losses)  on   available-for-sale
securities, net of taxes.


The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2000 and 1999

                                                                                2000               1999
                                                                            ------------       ------------
Cash flows from operating activities:
     Net income                                                             $  2,849,024       $  2,692,910
     Adjustments to reconcile net income to net cash provided by operating activities:
              Accretion of securities, net                                       (65,908)           (52,519)
              Loss on sales of available-for-sale securities, net                 63,976              1,942
              Provision for loan losses                                          180,000            120,000
              Change in unearned income                                                              (6,425)
              Depreciation and amortization                                      269,143            268,770
              Loss on sales of other real estate owned, net                                           6,309
              Increase in interest receivable                                   (214,704)          (192,175)
              Deferred tax benefit                                              (139,532)           (41,744)
              (Increase) decrease in prepaid expenses                            (10,377)               607
              (Increase) decrease in cash surrender value of insurance
                  policies                                                       (26,945)           (24,837)
              (Increase) decrease in other assets                                112,654             14,823
              Increase (decrease) in taxes payable                                (8,081)           171,137
              Increase in accrued expenses                                       236,033            158,100
              Increase in interest payable                                       106,596             31,439
              Increase (decrease) in other liabilities                            (1,502)             3,430
                                                                            ------------       ------------

     Net cash provided by operating activities                                 3,350,377          3,151,767
                                                                            ------------       ------------

Cash flows from investing activities:
     Purchases of Federal Home Loan Bank stock                                  (828,300)           (46,000)
     Purchases of available-for-sale securities                              (21,958,344)       (49,108,950)
     Proceeds from sales of available-for-sale securities                      6,225,720          3,236,440
     Proceeds from maturities of available-for-sale securities                16,036,879         45,828,371
     Proceeds from maturities of held-to-maturity securities                      78,479             89,318
     Net increase in loans                                                   (14,159,992)        (5,331,648)
     Recoveries of loans previously charged off                                   22,543             48,077
     Capital expenditures                                                       (541,761)          (117,874)
     Proceeds from sales of other real estate owned                                                  98,691
                                                                            ------------       ------------

     Net cash used in investing activities                                   (15,124,776)        (5,303,575)
                                                                            ------------       ------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2000 and 1999
                     --------------------------------------
                                   (continued)

                                                                         2000               1999
                                                                     ------------       ------------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW and
         savings accounts                                              14,653,988          5,652,392
     Net decrease in time deposits                                     (2,576,311)        (4,441,517)
     Advances from Federal Home Loan Bank                              29,000,000         14,800,000
     Principal payments on advances from Federal Home Loan Bank       (21,354,686)       (16,207,827)
     Dividends paid                                                    (1,088,830)          (963,255)
     Net repurchase of common stock                                      (816,062)        (1,106,863)
                                                                     ------------       ------------

     Net cash provided by (used in) financing activities               17,818,099         (2,267,070)
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents                    6,043,700         (4,418,878)
Cash and cash equivalents at beginning of year                          7,715,724         12,134,602
                                                                     ------------       ------------
Cash and cash equivalents at end of year                             $ 13,759,424       $  7,715,724
                                                                     ============       ============


Supplemental disclosures:
     Interest paid                                                   $  8,177,825       $  6,651,709
     Income taxes paid                                                  1,488,445         1,354,3860

The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


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

                  CASH AND CASH EQUIVALENTS:

                  For   purposes  of  reporting   cash  flows,   cash  and  cash
equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks and money market mutual funds.

                  Cash and due from banks as of December 31, 2000 includes $1,500,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

                  ALLOWANCE FOR LOAN LOSSES:

                  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                  A  loan  is  considered   impaired  when,   based  on  current
                  information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

                  Due  to  broker:   The  carrying   amount  of  due  to  broker
                  approximates its fair value.

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

                  STOCK BASED COMPENSATION:

                  The Company recognizes stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25 rather than the fair value method introduced in SFAS No. 123. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123. The Company had no stock options outstanding as of December 31, 2000.

                  EARNINGS PER SHARE:

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

                  The Company has computed and presented EPS for the years ended December 31, 2000 and 1999 in accordance with SFAS No. 128.

                  RECENT ACCOUNTING PRONOUNCEMENTS:

                  In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact. The Company had no derivative instruments as of December 31, 2000.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                                          Gross           Gross
                                                                      Amortized        Unrealized       Unrealized
                                                                        Cost             Holding         Holding           Fair
                                                                       Basis             Gains           Losses            Value
                                                                    ------------     ------------     ------------     ------------
Available-for-sale securities:
     December 31, 2000:
         Equity securities                                          $     11,830     $    166,735     $                $    178,565
         Debt securities issued by the U.S. Treasury and other
              U.S. government corporations and agencies               46,925,648           35,087         (199,693)      46,761,042
         Debt securities issued by states of the United States
              and political subdivisions of the states                14,134,594          209,400         (173,563)      14,170,431
         Money market mutual funds                                       661,312                                            661,312
         Mortgage-backed securities                                   27,789,473           63,523         (381,406)      27,471,590
                                                                    ------------     ------------     ------------     ------------
                                                                      89,522,857          474,745         (754,662)      89,242,940
         Money market mutual funds included in cash and
              cash equivalents                                          (661,312)                                          (661,312)
                                                                    ------------     ------------     ------------     ------------
                                                                    $ 88,861,545     $    474,745     $   (754,662)    $ 88,581,628
                                                                    ============     ============     ============     ============

                                                                                         Gross          Gross
                                                                       Amortized      Unrealized      Unrealized
                                                                         Cost           Holding         Holding           Fair
                                                                         Basis           Gains          Losses            Value
                                                                      ------------    ------------    ------------    ------------
Available-for-sale securities:
     December 31, 1999:
         Equity securities                                            $     12,333     $    124,642    $               $    136,975
         Debt securities issued by the U.S. Treasury and other
              U.S. government corporations and agencies                 34,345,096                       (1,054,693)     33,290,403
         Debt securities issued by states of the United States
              and political subdivisions of the states                  13,128,484           26,842        (776,864)     12,378,462
         Money market mutual funds                                         970,526                                          970,526
         Mortgage-backed securities                                     30,673,084            5,067      (1,330,764)     29,347,387
                                                                      ------------     ------------    ------------    ------------
                                                                        79,129,523          156,551      (3,162,321)     76,123,753
         Money market mutual funds included in cash and
              cash equivalents                                            (970,526)                                        (970,526)
                                                                      ------------     ------------    ------------    ------------
                                                                      $ 78,158,997     $    156,551    $ (3,162,321)   $ 75,153,227
                                                                      ============     ============    ============    ============

Held-to-maturity securities:
     December 31, 2000:
         Mortgage-backed securities                                   $    410,441     $               $     (2,253)   $    408,188
                                                                      ============     ============    ============    ============

     December 31, 1999:
         Mortgage-backed securities                                   $    489,340     $               $    (11,155)   $    478,185
                                                                      ============     ============    ============    ============


The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2000:

                                                                   Held-to-maturity               Available-for-sale
                                                                     securities:                      securities:
                                                            ----------------------------      ----------------------------
                                                              Amortized                        Amortized
                                                                Cost            Fair             Cost             Fair
                                                               Basis            Value            Basis            Value
                                                            -----------      -----------      -----------      -----------
Debt securities other than mortgage-backed securities:
         Due within one year                                $                $                $ 3,230,765      $ 3,226,600
         Due after one year through five years                                                  5,398,516        5,384,140
         Due after five years through ten years                                                10,924,159       10,905,757
         Due after ten years                                                                   41,506,802       41,414,976
Mortgage-backed securities                                      410,441          408,188       27,789,473       27,471,590
                                                            -----------      -----------      -----------      -----------
                                                            $   410,441      $   408,188      $88,849,715      $88,403,063
                                                            ===========      ===========      ===========      ===========


During 2000, proceeds from sales of available-for-sale securities amounted to $6,225,720. Gross realized gains and gross realized losses on those sales amounted to $145 and $64,121, respectively. During 1999, proceeds from sales of available-for-sale securities amounted to $3,236,440. Gross realized gains and gross realized losses on those sales amounted to $7,068 and $9,010, respectively. The tax (expense) benefit applicable to these net realized gains and losses amounted to $(4,776) and $165, respectively.

There were no issuers of securities whose carrying amount exceeded 10% of stockholders' equity as of December 31, 2000.

Total carrying amounts of $7,073,366 and $8,910,735 of debt securities were pledged to secure public deposits and for other purposes as required by law as of December 31, 2000 and 1999, respectively.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                      2000           1999
                                                   ---------       ---------
                                                         (in thousands)
Commercial, financial and agricultural             $   8,592       $   9,025
Real estate - construction and land development        6,275           3,382
Real estate - residential                             98,312          86,680
Real estate - commercial                              15,463          15,324
Consumer                                              10,673          10,698
Other                                                    247             364
                                                   ---------       ---------
                                                     139,562         125,473
Allowance for loan losses                             (1,292)         (1,160)
                                                   ---------       ---------
                       Net loans                   $ 138,270       $ 124,313
                                                   =========       =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2000. Total loans to such persons and their companies amounted to $1,501,801 as of December 31, 2000. During 2000 advances of $121,993 were made and repayments totaled $233,596.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                    2000              1999
                                                -----------       -----------
Balance at beginning of period                  $ 1,159,537       $ 1,260,488
Provision for loan losses                           180,000           120,000
Recoveries of loans previously charged off           22,543            48,077
Loans charged off                                   (70,578)         (269,028)
                                                -----------       -----------
Balance at end of period                        $ 1,291,502       $ 1,159,537
                                                ===========       ===========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                                  2000                            1999
                                                                       ---------------------------     ---------------------------
                                                                       Recorded       Related          Recorded        Related
                                                                       Investment     Allowance        Investment      Allowance
                                                                       In Impaired    For Credit       In Impaired     For Credit
                                                                       Loans          Losses           Loans           Losses
                                                                       ----------     ------------     -------------   -----------
Loans for which there is a related allowance for credit losses         $        0      $        0      $  291,057      $   40,000

Loans for which there is no related allowance for credit losses                 0               0
                                                                       ----------      ----------      ----------      ----------

                       Totals                                          $        0      $        0      $  291,057      $   40,000
                                                                       ==========      ==========      ==========      ==========

Average recorded investment in impaired loans during the
     year ended December 31                                            $   58,211                      $1,116,858
                                                                       ==========                      ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

                       Total recognized                                $        0                      $   67,895
                                                                       ==========                      ==========
                       Amount recognized using a cash-basis method of
                           accounting                                  $        0                      $        0
                                                                       ==========                      ==========

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                   2000              1999
                                               -----------       -----------
Land                                           $   324,194       $   293,194
Buildings                                        2,231,783         2,021,088
Furniture and equipment                          1,768,521         1,971,269
                                               -----------       -----------
                                                 4,324,498         4,285,551
Accumulated depreciation and amortization       (1,803,169)       (2,036,840)
                                               -----------       -----------
                                               $ 2,521,329       $ 2,248,711
                                               ===========       ===========

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2000 and 1999 was $16,899,009 and $14,903,731,
respectively.

For time deposits as of December 31, 2000, the scheduled maturities for years ended December 31 are:

                2001                                  $43,579,275
                2002                                    5,618,775
                2003                                    1,054,534
                2004                                      590,591
                2005                                    2,969,920
                                                      -----------
                                                      $53,813,095
                                                      ===========

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

Maturities of advances for the five years ending after December 31, 2000 and thereafter are summarized as follows:

                               INTEREST RATE RANGE             AMOUNT
                               -------------------           -----------
          2001                    5.38% - 6.80%              $14,353,547
          2002                    5.68% - 6.58%                1,113,139
          2003                    5.68% - 6.58%                  993,295
          2004                    5.68% - 6.45%                  766,823
          2005                    5.68% - 6.30%                  263,339
          Thereafter              4.88% - 6.30%               29,867,150
                                                             -----------
                                                             $47,357,293
                                                             ===========

The advances due after 2005 include tw o advances that were redeemable at par of the option of the FHLB. An advance of $19,000,000 was redeemable on January 25, 2001 and an advance of $10,000,000 was redeemable on December 15, 2003.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligation not otherwise pledged.

NOTE 8 - EMPLOYEE BENEFITS

The Company has an insured noncontributory defined benefit retirement plan available to all employees eligible as to age and length of service. Benefits are based on a covered employee's final average compensation, primary social security benefit and credited service. The Company makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                         2000               1999
                                                                      -----------       ------------
Change in projected benefit obligation:
     Benefit obligation at beginning of year                          $ 2,004,633       $ 2,407,714
     Actuarial (gain) loss                                                191,408          (192,692)
     Service cost                                                         131,006           111,604
     Interest cost                                                        163,061           159,855
     Benefits paid                                                       (315,547)         (481,848)
                                                                      -----------       -----------
              Benefit obligation at end of year                         2,174,561         2,004,633
                                                                      -----------       -----------

Change in plan assets:
     Plan assets at estimated fair value at beginning of year           2,567,234         2,645,553
     Actual return on plan assets                                          44,657           388,286
     Employer contribution                                                                   15,243
     Benefits paid                                                       (315,547)         (481,848)
                                                                      -----------       -----------
              Fair value of plan assets at end of year                  2,296,344         2,567,234
                                                                      -----------       -----------

Funded status                                                             121,783           562,601
Unrecognized net gain from actuarial experience                          (516,865)         (758,532)
Unrecognized prior service cost                                            96,328             8,051
Unamortized net asset existing at date of adoption of
     SFAS No. 87                                                           58,364            58,364
                                                                      -----------       -----------
              Accrued benefit cost included in other liabilities      $  (240,390)      $  (129,516)
                                                                      ===========       ===========


The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 6.0% for 2000 and 1999, respectively. The weighted-average expected long-term rate of return on assets was 8.0% for 2000 and 1999.

Components of net periodic cost:

                                               2000                  1999
                                            ---------             ---------
Service cost                                $ 131,006             $ 111,604
Interest cost on benefit obligation           163,061               159,855
Expected return on assets                    (192,757)             (194,846)
Amortization of prior service cost              9,564                 8,623
                                            ---------             ---------
         Net periodic cost                  $ 110,874             $  85,236
                                            =========             =========

The Company adopted a 401(k) Plan, effective in 2000. Under the Plan eligible participants may contribute up to fifteen percent of their pay. The Company may make discretionary contributions to the Plan. The Company's contribution in the year ended December 31, 2000 amounted to $44,000. Discretionary contributions vest in full after five years.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

                                           2000                 1999
                                       -----------          -----------
Current:
     Federal                           $ 1,172,814          $ 1,170,254
     State                                 323,712              355,269
                                       -----------          -----------
                                         1,496,526            1,525,523
                                       -----------          -----------
Deferred:
     Federal                              (113,530)             (38,359)
     State                                 (26,002)              (3,385)
                                       -----------          -----------
                                          (139,532)             (41,744)
                                       -----------          -----------
         Total income tax expense      $ 1,356,994          $ 1,483,779
                                       ===========          ===========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                        2000             1999
                                                    -----------      -----------
                                                       % of              % of
                                                      Income            Income
                                                    -----------      -----------
Federal income tax at statutory rate                      34.0%            34.0%
Increase (decrease) in tax resulting from:
     Tax-exempt income                                    (5.3)            (4.1)
     Other items                                          (1.0)
State tax, net of federal tax benefit                      4.6              5.6
                                                    ----------      -----------
              Effective tax rates                         32.3%            35.5%
                                                    ==========      ===========

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                         2000               1999
                                                                     -----------        -----------
Deferred tax assets:
     Allowance for loan losses                                       $   306,595        $   255,197
     Interest on non-performing loans                                      6,244             12,302
     Accrued deferred compensation                                        22,361             24,179
     Post retirement benefits                                             14,801             10,128
     Other real estate owned property writedown                           25,317             25,509
     Deferred organization costs                                           3,386              4,466
     Accrued pensions                                                    110,771             50,445
     Net unrealized holding loss on available-for-sale securities        109,028          1,170,747
                                                                     -----------        -----------
                       Gross deferred tax assets                         598,503          1,552,973
                                                                     -----------        -----------

Deferred tax liabilities:
     Deferred state tax refund                                                              (14,781)
     Accelerated depreciation                                           (335,378)          (356,648)
     Discount accretion                                                   (7,872)            (4,104)
                                                                     -----------        -----------
                       Gross deferred tax liabilities                   (343,250)          (375,533)
                                                                     -----------        -----------
Net deferred tax assets                                              $   255,253        $ 1,177,440
                                                                     ===========        ===========


Deferred tax assets as of December 31, 2000 and 1999 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2000, the Company had no operating loss and tax credit carryovers for tax purposes.

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                       2000                              1999
                                        ------------------------------      ------------------------------
                                            Carrying          Fair            Carrying            Fair
                                            Amount            Value            Amount             Value
                                        ------------      ------------      ------------      ------------
Financial assets:
     Cash and cash equivalents          $ 13,759,424      $ 13,759,424      $  7,715,724      $  7,715,724
     Available-for-sale securities        88,581,628        88,581,628        75,153,227        75,153,227
     Held-to-maturity securities             410,441           408,188           489,340           478,185
     Federal Home Loan Bank stock          2,930,300         2,930,300         2,102,000         2,102,000
     Loans                               138,270,230       136,498,000       124,312,781       123,285,000
     Accrued interest receivable           1,790,228         1,790,228         1,575,524         1,575,524

Financial liabilities:
     Deposits                            166,436,004       166,426,000       154,358,327       154,527,000
     FHLB advances                        47,357,293        47,029,000        39,711,979        38,902,000
     Due to broker                        11,004,451        11,004,451


The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:


                                                 2000             1999
                                             -----------      -----------
Commitments to originate loans               $ 7,462,000      $ 3,774,044
Standby letters of credit                         20,000           30,000
Unadvanced portions of loans:
     Home equity                               7,355,736        6,550,744
     Commercial lines of credit                6,653,389        6,594,189
     Construction                              3,792,995          641,184
     Consumer                                  4,976,987        4,733,621
                                             -----------      -----------
                                             $30,261,107      $22,323,782
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                        For Capital
                                                            Actual                   Adequacy Purposes:
                                                     ------------------       --------------------------------
                                                      Amount      Ratio        Amount            Ratio
                                                     -------      -----       -------      -------------------
                                                                   (Dollar amounts in thousands)
As of December 31, 2000:
     Total Capital (to Risk Weighted Assets)
         Consolidated                                $23,998      20.05%      $ 9,573      greater than or equal  8.0%

         Salisbury Bank & Trust Company               23,658      19.80         9,558      greater than  or equal 8.0


     Tier 1 Capital (to Risk Weighted Assets)
         Consolidated                                 22,631      18.91         4,787      greater than  or equal 4.0

         Salisbury Bank & Trust Company               22,291      18.66         4,779      greater than  or equal 4.0


     Tier 1 Capital (to Average Assets)
         Consolidated                                 22,631       9.53         9,500      greater than  or equal 4.0

         Salisbury Bank & Trust Company               22,291       9.42         9,468      greater than  or equal 4.0


     Total Capital (to Risk Weighted Assets)
         Consolidated                                 22,946      21.71         8,455      greater than  or equal 8.0

         Salisbury Bank & Trust Company               21,990      21.02         8,369      greater than  or equal 8.0


     Tier 1 Capital (to Risk Weighted Assets)
         Consolidated                                 21,730      20.56         4,227      greater than  or equal 4.0

         Salisbury Bank & Trust Company               20,774      19.86         4,184      greater than  or equal 4.0


     Tier 1 Capital (to Average Assets)
         Consolidated                                 21,730       9.95         8,738      greater than  or equal 4.0

         Salisbury Bank & Trust Company               20,774       9.57         8,679      greater than  or equal 4.0




                                                                        To Be Well
                                                                     Capitalized Under
                                                                     Prompt Corrective
                                                                     Action Provisions:
                                                         ------------------------------------------
                                                             Amount                  Ratio
                                                         ------------    --------------------------
                                                        (Dollar amounts in thousands)
As of December 31, 2000:
     Total Capital (to Risk Weighted Assets)
         Consolidated                                           N/A
         Salisbury Bank & Trust Company                 $    11,948      greater than or equal 10.0%

     Tier 1 Capital (to Risk Weighted Assets)
         Consolidated                                           N/A
         Salisbury Bank & Trust Company                       9,468      greater than or equal  6.0

     Tier 1 Capital (to Average Assets)
         Consolidated                                           N/A
         Salisbury Bank & Trust Company                      11,835      greater than or equal  5.0

As of December 31, 1999:
     Total Capital (to Risk Weighted Assets)
         Consolidated                                           N/A
         Salisbury Bank & Trust Company                      10,461      greater than or equal 10.0

     Tier 1 Capital (to Risk Weighted Assets)
         Consolidated                                           N/A
         Salisbury Bank & Trust Company                       6,277      greater than or equal  6.0

     Tier 1 Capital (to Average Assets)
         Consolidated                                           N/A
         Salisbury Bank & Trust Company                      10,849      greater than or equal  5.0

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

As of December 31, 2000 the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $11,710,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 13 - STOCK COMPENSATION PLAN

The Company had a fixed option, stock-based compensation plan, which is described below. The Plan was terminated effective December 31, 1997 and as of December 31, 2000 and 1999 there were no stock options outstanding. The Company applied APB Opinion 25 and related Interpretations in accounting for its plan. Compensation expense, as measured by APB Opinion 25, was immaterial for the year ended December 31, 1999. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1999
                                                                ----------
Net income                                As reported           $2,692,910
                                          Pro forma             $2,692,910

Earnings per common share                 As reported                $1.78
                                          Pro forma                  $1.78

Earnings per common share,
     assuming dilution                    As reported                $1.78
                                          Pro forma                  $1.78

Under the Employee Stock Purchase Plan, the Company granted options to its eligible employees for up to 25,000 shares of common stock. Each employee of the Company was eligible to become a participant in the Plan following the completion of one year of service.

A summary of the status of the Company's fixed stock option plan as of December 31, 1999 and changes during the year ending on that date is presented below:

                                                                           1999
                                                                           ----
                                                                      Weighted-Average
                                                                 Shares         Exercise Price
                                                                 ------         --------------
Outstanding at beginning of year                                  4,420             $7.93
Forfeited                                                        (4,420)             7.93
                                                                 -------
Outstanding at end of year                                            0
                                                                 =======

Options exercisable at year-end                                       0
Weighted-average fair value of options granted during the year      N/A

NOTE 14 - EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                       Income           Shares       Per-Share
                                                                    (Numerator)     (Denominator)      Amount
                                                                    -----------     -------------    ---------
Year ended December 31, 2000
     Basic EPS
         Net income and income available to common stockholders      $2,849,024       1,481,594      $   1.92
         Effect of dilutive securities, options                                               0
                                                                     ----------      ----------
     Diluted EPS
         Income available to common stockholders and assumed
              conversions                                            $2,849,024       1,481,594      $   1.92
                                                                     ==========      ==========

Year ended December 31, 1999
     Basic EPS
         Net income and income available to common stockholders      $2,692,910       1,512,253      $   1.78
         Effect of dilutive securities, options                               0
                                                                     ----------       ---------
     Diluted EPS
         Income available to common stockholders and assumed
              conversions                                            $2,692,910       1,512,253      $   1.78
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

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                          2000             1999
                                                                       -----------      -----------
ASSETS
------

Money market mutual funds                                              $   661,312      $   970,526
Investments in available-for-sale securities (at fair value)               230,000          500,002
Investment in subsidiary                                                22,120,121       18,939,257
Other assets                                                                 3,386            4,466
                                                                       -----------      -----------
                       Total assets                                    $23,014,819      $20,414,251
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                                      $   554,179      $   511,418
Other liabilities                                                              384            8,082
                                                                       -----------      -----------
                       Total liabilities                                   554,563          519,500
                                                                       -----------      -----------
Total stockholders' equity                                              22,460,256       19,894,751
                                                                       -----------      -----------
                       Total liabilities and stockholders' equity      $23,014,819      $20,414,251
                                                                       ===========      ===========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                              STATEMENTS OF INCOME

                     Years Ended December 31, 2000 and 1999



                                                              Years Ended December 31,
                                                             --------------------------
                                                                2000            1999
                                                             ----------      ----------
Dividend income from subsidiary                              $1,330,000      $1,120,000
Taxable interest on securities                                   44,555          56,258
                                                             ----------      ----------
                                                              1,374,555       1,176,258
                                                             ----------      ----------

Legal expense                                                     9,906
Supplies and printing                                            12,828          15,715
Other expense                                                    18,063          18,380
                                                             ----------      ----------
                                                                 40,797          34,095
                                                             ----------      ----------
Income before income tax (benefit) expense
     and equity in undistributed net income (loss)
     of subsidiary                                            1,333,758       1,142,163
Income tax (benefit) expense                                      1,464           8,779
                                                             ----------      ----------
Income before equity in undistributed net income
     (loss) of subsidiary                                     1,332,294       1,133,384
Equity in undistributed net income (loss) of subsidiary       1,516,730       1,559,526
                                                             ----------      ----------
Net income                                                   $2,849,024      $2,692,910
                                                             ==========      ==========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2000 and 1999

                                                                                           Years Ended December 31,
                                                                                   --------------------------------------
                                                                                      2000                        1999
                                                                                   -----------                -----------
Cash flows from operating activities:
     Net income                                                                    $ 2,849,024                $ 2,692,910
     Adjustments to reconcile net income to net cash provided
         by operating activities:
              Undistributed (income) loss of subsidiary                             (1,516,730)                (1,559,526)
              Deferred tax (benefit) expense                                             1,080                      1,286
              Accretion of securities                                                  (22,262)                   (28,862)
              (Decrease) increase in taxes payable                                      (8,081)                     7,495
              Increase in due to subsidiary                                                384
                                                                                   -----------                -----------

     Net cash provided by operating activities                                       1,303,415                  1,113,303
                                                                                   -----------                -----------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                                                (2,141,461)
     Proceeds from sales of available-for-sale securities                              292,263                  1,663,514
     Proceeds from maturities of available-for-sale securities                                                  2,348,000
                                                                                   -----------                -----------

     Net cash provided by (used in) investing activities                               292,263                  1,870,053
                                                                                   -----------                -----------

Cash flows from financing activities:
     Net repurchase of common stock                                                   (816,062)                (1,106,863)
     Dividends paid                                                                 (1,088,830)                  (963,255)
                                                                                   -----------                -----------

     Net cash used in financing activities                                          (1,904,892)                (2,070,118)
                                                                                   -----------                -----------

Net increase (decrease) in cash and cash equivalents                                  (309,214)                   913,238
Cash and cash equivalents at beginning of year                                         970,526                     57,288
                                                                                   -----------                -----------
Cash and cash equivalents at end of year                                           $   661,312                $   970,526
                                                                                   ===========                ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the (2) most recent fiscal years, the Company and the Bank have had no changes in or disagreements with their independent accountants on accounting and financial disclosure matters.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

                            MANAGEMENT OF THE COMPANY

The following table sets forth the name and age of each Executive Officer, his principal occupation for the last five (5) years and the year in which he was first appointed an Executive Officer of the Company.

                                                                 EXECUTIVE
                                                                 OFFICER OF THE
NAME                      AGE        POSITION                    COMPANY SINCE:
----                      ---        --------                    --------------

John F. Perotti           54         President and Chief            1998 (1)
                                     Executive Officer

Craig E. Toensing         63         Secretary                      1998 (2)

John F. Foley             50         Chief Financial Officer        1998 (3)


(1) Mr. Perotti is also the President and Chief Executive Officer of the Bank and has been an Executive Officer of the Bank since 1982.
(2) Mr. Toensing is also the Senior Vice President and Trust Officer of the Bank and has been an Executive Officer of the Bank since 1982.
(3) Mr. Foley is also the Vice President, Comptroller and Principal Financial Officer of the Bank and has been an Executive Officer of the Bank since 1986.

Board of Directors

The Certificate of Incorporation and Bylaws of the Company provide for a Board of Directors of not less than seven (7) members, as determined from time to time by resolution of the Board of Directors. The Board of Directors of the Company is divided into three (3) classes. Classes of directors serve for staggered three (3) year terms. A successor class is to be elected at each annual meeting of shareholders. When the terms of office of the members of one class expire vacant directorships may be filled, until the expiration of the term of the vacated directorship, by the vote of a majority of the directors then in office. The Company does not have a nominating committee. Rather, the full Board of Directors performs that function.

The following table sets forth certain information, as of March 9, 2001 with respect to the directors of the Company.

                           NOMINEES FOR ELECTION
                           ---------------------

                                      Position Held      Director       Term
      Name                Age         with the Company    Since       Expiring
      ----                ---         ----------------    -----       --------

John F. Perotti           54            President, CEO,    1998         2001
                                        and Director

Craig E. Toensing         63            Secretary and      1998         2001
                                        Director

Michael A. Varet          58            Director           1998         2001

Nancy F. Humphreys        59            Director           2001         2001

                           CONTINUING DIRECTORS
                           --------------------

John R. H. Blum           71            Director           1998         2002

Louise F. Brown           57            Director           1998         2002

Gordon C. Johnson         66            Director           1998         2003

Holly J. Nelson           47            Director           1998         2003

John E. Rogers            71            Director           1998         2003

Walter C. Shannon, Jr.    65            Director           1998         2003

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

Nancy F. Humphreys has been a director of the Company and the Bank since 2001. Ms. Humphreys has been nominated for election at the Company's 2001 Annual Meeting. Ms. Humphreys will serve in the class of directors whose terms expire at the 2002 Annual Meeting. She retired from Citigroup New York, Citibank in February of 2000, as Managing Director and Treasurer of Global Corporate Investment Bank North America.

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

Based solely on a review of copies of reports filed with the SEC since January 1, 2000 and certain representations by executive officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

Fees

During 2000, each director received an annual retainer of $2,000. In addition, directors received $500 for each Board of Directors meeting attended and $200 for each committee meeting attended. Directors' Perotti and Toensing received no additional compensation for their services as directors or members of any board committee during 2000.

The following table provides certain information regarding the compensation paid to certain executive officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 2000, 1999 and 1998. No other current executive officer of the Company or the Bank received cash compensation in excess of $100,000 during the year ended December 31, 2000. All compensation expense was paid by the Bank.


                                             Summary Compensation Table
                                                     Annual
                                                  Compensation                    All Other
Name and Principal                                                              Compensation
        Position                       Year      Salary($)(1)     Bonus($)        ($) (2)(3)
---------------------------------------------------------------------------------------------
       John F. Perotti                 2000        $172,992      $38,515          $3,400 (2)
       President and                   1999         163,200       30,243            ----
Chief Executive Officer                1998         141,984       19,700          $4,500 (3)
of the Company and the Bank

     Craig E. Toensing                 2000        $130,200      $30,825          $3,221 (2)
Secretary of the Company               1999         122,808       24,641            ----
  Senior Vice President                1998         104,856       15,249          $4,500 (3)
and Trust Officer of the Bank

      Richard J. Cantele, Jr.          2000       $  87,504      $17,700          $2,104 (2)
Vice President, Treasurer and          1999          75,000       13,191           ----
Chief Lending Officer of the Bank      1998          67,200        8,249           ----

--------------
(1) Compensation above does not include accrual of benefits under the Bank"s defined pension plan or supplemental arrangements described below.
(2) The Bank's matching contribution to the 401-K plan for 2000.
(3) Directors' fees paid.

 Insurance

In addition to the cash compensation paid to the executive officers of the Company and the Bank, the executive officers receive group life, health, hospitalization and medical insurance coverage. However, these plans do not discriminate in scope, terms or operation, in favor of officers or directors of the Company and the Bank and are available generally to all full-time employees.

Pension Plan

The Bank maintains a non-contributory defined pension plan for officers and other salaried employees of the Bank who become participants after attaining age 21 and completing one (1) year of service. Pension benefits are based upon average base salary (determined as of each January 1st) during the highest five
(5) consecutive years of service prior to attaining normal retirement date. The amount of annual benefit is fifty percent (50%) of average base salary less fifty percent (50%) of the primary Social Security benefit, pro rated for less than 25 years of service, plus one-half of one percent (.5%) of average base salary for each of up to ten (10) additional years of service. This benefit formula may be modified to conform with recent changes in the pension laws.

The present average base salary and years of service to date of Messrs. Perotti and Toensing are: Mr. Perotti: $171,919; 28 years; Mr. Toensing: $129,326; 20 years. The following table shows estimated annual retirement benefits payable at normal retirement date as a straight life annuity for various average base salary and service categories before the offset of a portion of the primary Social Security benefit.

Average
Base Salary               Estimated Annual Retirement Benefit With
at Retirement             Years of Service at Retirement Indicated
-------------             -----------------------------------------

                     10 Years       20 Years     25 Years      35 Years
                     --------       --------     --------      --------

 $120,000            $24,000       $48,000      $  60,000     $  66,000

  130,000             26,000        52,000         65,000        71,500

  140,000             28,000        56,000         70,000        77,000

  150,000             30,000        60,000         75,000        82,500

  160,000             32,000        64,000         80,000        88,000

  170,000             34,000        68,000         85,000        93,500

  180,000             36,000        72,000         90,000        99,000

  190,000             38,000        76,000         95,000      104,500

  200,000             40,000        80,000        100,000       110,000

 $210,000            $42,000       $84,000       $105,000      $115,500


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

401(k) Plan

The Bank offers a 401(k) profit sharing plan. This plan began in the year 2000. Each Plan Year, the Bank will announce the amount of the matching contributions, if any. The amount of the matching contributions is directly related to the employees' 401(k) salary deferral contribution. For the Plan Year that began January 1, 2000 all eligible participants received a matching contribution equal to 50% of their 401(k) salary deferral contribution to the Plan; however, it is limited to 2% of the plan compensation not to exceed $3,400. The Plan expense was $45,031 for 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 9, 2001 regarding the number of shares of Common Stock beneficially owned by each director and officer and by all directors and officers as a group.

                               Number of Shares (1)     Percentage of Class (2)

John R. H. Blum                   15,336 (3)                    1.06%

Louise F. Brown                    3,156 (4)                     .21%

John F. Foley                      3,696 (5)                     .26%

Nancy F. Humphreys                 1,000 (6)                     .07%

Gordon C. Johnson                  1,502 (7)                     .10%

Holly J. Nelson                      848 (8)                     .06%

John F. Perotti                   10,839 (9)                     .75%

John E. Rogers                    28,550 (10)                   1.98%

Walter C. Shannon, Jr.             3,604 (11)                    .25%

Craig E. Toensing                  3,000 (12)                    .21%

Michael A. Varet                  65,646 (13)                   4.55%
                                ------------                    -----

All Directors and Officers       137,177                        9.50%
as a group of (11 persons)

(1) The shareholdings also include, in certain cases, shares owned by or in trust for a director"s spouse and/or his children or grandchildren, and in which all beneficial interest has been disclaimed by the director.

(2) Percentages are based upon the 1,443,961 shares of the Bank"s Common Stock outstanding and entitled to vote on March 9, 2001. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(3)  Includes 2,100 shares owned by John R. H. Blum"s wife.

(4) Includes 2,136 shares owned by Louise F. Brown as custodian for her children.

                    (footnotes continued on following page)

                    (footnotes continued from previous page)

(5) Includes 1,518 shares owned jointly by John F. Foley and his wife and 66 shares owned by John F. Foley as custodian for his children.

(6)  Includes 1,000 shares owned jointly by Nancy F. Humphreys and her husband.

(7) Includes 660 shares owned by Gordon C. Johnson"s wife and for which Mr. Johnson has disclaimed beneficial ownership.

(8)  Includes 6 shares owned by Holly J. Nelson as guardian for a minor child.

(9) Includes 9,514 shares owned jointly by John F. Perotti and his wife, 761 shares owned by his wife and 564 shares in trust for his son.

(10) Includes 11,370 shares owned by John E. Rogers" wife.

(11) All shares are owned individually by Walter C. Shannon, Jr.

(12) Includes 42 shares owned by Craig E. Toensing as custodian for his son.

(13) Includes 18,540 shares owned by Michael A. Varet"s wife, 6,186 shares owned by his son, 6,180 shares owned by his daughter and 6,180 shares owned by Michael A. Varet as custodian for his son. Michael A. Varet has disclaimed beneficial ownership for all of these shares.

Principal Shareholders of the Company

As of March 9, 2001, management was not aware of any person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act) who owns beneficially more than 5% of the Company"s Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have had, and expect to have in the future, transactions in the ordinary course of business with directors, officers, principle shareholders and their associates on substantially the same terms as those available for comparable transactions with others.

John R. H. Blum is Chairman of the Board of Directors and an attorney engaged in the private practice of law who represented the Company during 1999 and 2000 and whom the Company proposes to engage in 2001 in connection with certain legal matters.

Louise F. Brown is a director of the Company and a partner in the law firm of Gager & Peterson, which represented the Company during 1999and 2000 and which the Company proposes to engage in 2001 in connection with certain legal matters.

Walter C. Shannon, Jr. is a director of the Company and the President Emeritus of Wagner McNeil, Inc. which serves as the insurance agent for many of the Company"s insurance needs.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders of the Company, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and such loans did not involve more than the normal risk of collectability or present other unfavorable features. Since January 1, 2000, the highest aggregate outstanding principal amount of all loans extended by the Bank to the Company"s directors, executive officers and all associates of such persons as a group was $1,649,024 representing an aggregate principal amount equal to 7.34% of the equity capital accounts of the Bank.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report on Form l0-KSB.

                  Exhibit No.      Description
                  -----------      -----------

                     3.1 Certificate of Incorporation of Salisbury Bancorp, Inc. (1)

                     3.2           Bylaws of Salisbury Bancorp, Inc.

                     10.           Pension Supplement Agreement with John F.
                                   Perotti. (2)

                     21.           Subsidiaries of the Company. (3)

                     27.           Financial Data Schedule


(1)  Exhibit  was  filed  on  April  23,  1998  as  Exhibit  3.1  to   Company's
     Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

(2) Exhibit was filed on April 23, 1998 as Exhibit 10 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

(3) Exhibit was filed on April 23, 1998 as Exhibit 21 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the fourth quarter of the 2000 fiscal year:

1. On October 25, 2000 the Company filed a Form 8-K reporting that the Company announced that its is continuing the stock repurchase program to acquire up to approximately 10% of the outstanding common stock of the Corporation.

2. On November 21, 2000 the Company filed a Form 8-K reporting the declaration of an $.13 per share quarterly cash dividend and a $ .25 per share special cash dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 27, 2001

                                               SALISBURY BANCORP, INC.

                                               By: /s/ John F. Perotti
                                                   ------------------------
                                                   John F. Perotti
                                                   President and
                                                   Chief Executive Officer

                                               By: /s/ John F. Foley
                                                   ------------------------
                                                   John F. Foley
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                            Date
---------                          -----                            ----

 /s/ John F. Perotti               President,                   March 27, 2001
----------------------------
 (John F. Perotti)                 Chief Executive Officer
                                   and Director

  /s/ John R. H. Blum              Director                     March 27, 2001
----------------------------
(John R. H. Blum)

 /s/ Louise F. Brown               Director                     March 27, 2001
----------------------------
(Louise F. Brown)

/s/ Nancy F. Humphreys             Director                     March 27, 2001
----------------------------
(Nancy F. Humphreys)

 /s/ Gordon C. Johnson             Director                     March 27, 2001
----------------------------
(Gordon C. Johnson)

 /s/ Holly J. Nelson               Director                     March 27, 2001
----------------------------
(Holly J. Nelson)

 /s/ John E. Rogers                Director                     March 27, 2001
----------------------------
(John E. Rogers)

 /s/ Walter C. Shannon, Jr.        Director                     March 27, 2001
----------------------------
(Walter C. Shannon, Jr.)

 /s/ Craig E. Toensing             Director                     March 27, 2001
----------------------------
(Craig E. Toensing)

 /s/ Michael A. Varet              Director                     March 27, 2001
----------------------------
(Michael A. Varet)