Form 10QSB
period 2001-03-31
SALISBURY BANCORP INC
filed 2001-05-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission file number 1-14854
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Connecticut                                          06-1514263
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


 5 Bissell Street Lakeville Connecticut                            06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant"s Telephone Number, Including Area Code           (860) 435-9801
                                                  ------------------------------


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

Transitional Small Business Disclosure Format:  Yes [   ]   No [ X ]

Documents Incorporated by Reference:  None

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of May 1, 2001
                                    1,435,819
                                    ---------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Condensed Financial Statements:

         Condensed Consolidated Balance Sheets -March 31, 2001
         (unaudited) and December 31, 2000                                   4
         Condensed Consolidated Statements of Income -three months ended
         March 31, 2001 and 2000 (unaudited)                                 5

         Condensed Consolidated Statements of Cash Flows -three months
         ended March 31, 2001 and 2000 (unaudited)                           6


         Notes to Consolidated Financial Statements                          8

Item 2.  Management"s Discussion and Analysis                               10

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

                          Part I--FINANCIAL INFORMATION

                     Item 1. Condensed Financial Statements

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                      MARCH 31,       DECEMBER 31,
                                                                        2001             2000
                                                                        ----             ----
                                                                     (unaudited)
ASSETS Cash & due from banks:
      Non-Interest Bearing                                            $   5,818       $   7,300
      Interest Bearing                                                      305             673
   Federal funds sold                                                         0           5,125
   Money market mutual funds                                                311             661
                                                                      ---------       ---------
               Cash and cash equivalents                                  6,434          13,759
   Investment Securities:
      Held to maturity securities at amortized cost                         408             410
      Available-for-sale securities at market value                      87,644          88,583
   Federal Home Loan Bank stock, at cost                                  2,945           2,930
   Loans:
      Commercial, financial and agricultural                              8,709           8,592
      Real estate-construction and land development                       5,903           6,275
      Real estate-residential                                           102,934          98,312
      Real estate-commercial                                             16,771          15,463
      Consumer                                                           10,128          10,673
      Other                                                                 262             247
      Allowance for loan losses                                          (1,402)         (1,292)
                                                                      ---------       ---------
               Net loans                                                143,305         138,270
   Bank premises & equipment                                              2,484           2,522
   Investment in real estate                                                 75              75
   Accrued interest receivable                                            1,362           1,790
   Other assets                                                             654             715
                                                                      ---------       ---------
Total Assets                                                          $ 245,311       $ 249,054
                                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                          $  27,802       $  32,098
      Savings & NOW                                                      30,208          33,083
      Money Market                                                       51,251          47,442
      Time                                                               53,313          53,813
                                                                      ---------       ---------
               Total Deposits                                           162,574         166,436
   Federal Home Loan Bank advances                                       57,798          47,357
   Other liabilities                                                      1,826          12,801
                                                                      ---------       ---------
               Total Liabilities                                        222,198         226,594
                                                                      ---------       ---------
Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,440,713 at March 31, 2001            144             146
      and 1,458,366 at December 31, 2000
   Additional paid-in capital                                             2,640           2,969
   Retained earnings                                                     19,856          19,516
   Accumulated other comprehensive income(loss)                             473            (171)
                                                                      ---------       ---------
               Total Shareholders' Equity                                23,113          22,460
                                                                      ---------       ---------
Total Liabilities and Shareholders' Equity                            $ 245,311       $ 249,054
                                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             March 31, 2001 and 2000
                                   (unaudited)

                                                                     Three Months Ended
                                                                          March 31
                                                                          --------
                                                                      2001        2000
                                                                      ----        ----
Interest and dividend income:
   Interest and fees on loans                                        $2,886      $2,442
 Interest and dividends on securities:
   Taxable                                                            1,103       1,238
   Tax-exempt                                                           181         163
 Dividends on equity securities                                          60          36
 Other interest                                                          69         101
                                                                     ------      ------
               Total interest and dividend income                     4,299       3,980
                                                                     ------      ------
 Interest expense:
   Interest on deposits                                               1,450       1,223
   Interest on Federal Home Loan Bank advances                          754         716
                                                                     ------      ------
               Total interest expense                                 2,204       1,939
                                                                     ------      ------
               Net interest and dividend income                       2,095       2,041
Provision for loan losses                                                37          30
                                                                     ------      ------
               Net interest and dividend income after provision
               for loan losses                                        2,058       2,011
                                                                     ------      ------
Other income:
   Trust department income                                              246         243
   Service charges on deposit accounts                                  113          83
     Other income                                                       145         114
                                                                     ------      ------
               Total other income                                       504         440
                                                                     ------      ------
Other expense:
   Salaries and employee benefits                                       929         788
   Occupancy expense                                                     63          63
   Equipment expense                                                    124         109
   Data processing                                                       78          47
   Other expense                                                        397         326
                                                                     ------      ------
               Total other expense                                    1,591       1,333
                                                                     ------      ------
               Income before income taxes                               971       1,118
Income taxes                                                            329         405
                                                                     ------      ------
               Net income                                            $  642      $  713
                                                                     ======      ======
Earnings per common share outstanding                                $  .44      $  .48
                                                                     ======      ======
Earnings per common share outstanding,
 assuming dilution                                                   $  .44      $  .48
                                                                     ======      ======

Dividends per share                                                  $  .21      $  .19
                                                                     ======      ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                                      2001           2000
                                                                      ----           ----
Cash flows from operating activities:
   Net income                                                       $    642       $    713
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                        38             30
         Depreciation and amortization                                    84             68
         Accretion of securities, net                                    (42)           (61)
         Deferred tax expense                                              0             74
         Decrease in interest receivable                                 428             68
         Increase in interest payable                                     50             59
Increase in prepaid expenses                                            (102)           (31)
         Increase in accrued expenses (decrease)                        (164)            96
         Increase in other assets                                       (251)            (3)
         Decrease in other liabilities                                   (37)            (6)
         Increase in taxes payable                                       436            328
         Securities gains                                                (20)
                                                                    --------

Net cash provided by operating activities                              1,062          1,335
                                                                    --------       --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                               (15)          (828)
  Purchases of available-for-sale securities                         (41,089)       (20,433)
  Proceeds from sales of available-for-sale securities                31,909            850
Proceeds from maturities
of available-for-sale securities                                         230         12,500
  Proceeds from maturities of held-to-maturity securities                  2              3
  Net (increase) decrease in loans                                    (5,165)         1,441
  Capital expenditures                                                   (46)           (17)
  Recoveries of loans previously charged-off                              92             10
                                                                    --------       --------
Net cash used in investing activities                                (14,082)        (6,474)
                                                                    --------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2001 and 2000
                                   (unaudited)
                                   (continued)

                                                                     2001           2000
                                                                     ----           ----
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW and
       savings accounts                                              (3,362)           959
   Decrease in time deposits                                           (500)        (1,490)
   Advances from Federal Home Loan Bank                              10,800         19,000
   Principal payments on advances from Federal Home Loan Bank          (359)       (10,331)
   Dividends paid                                                      (554)          (511)
   Net repurchase of common stock                                      (330)          (147)
                                                                   --------       --------

   Net cash provided by financing activities                          5,695          7,480
                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                 (7,325)         2,341
 Cash and cash equivalents at beginning of period                    13,759          7,716
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  6,434       $ 10,057
                                                                   ========       ========


Supplemental disclosures:
   Interest paid                                                   $  2,154       $  1,998
   Income taxes paid                                                    102             11



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank"s subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company"s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Comprehensive Income
                                    Three months ended
                                          March 31,
                                    2001            2000
                                    ----            ----

Net income                         $  642          $  713
Net unrealized (losses) gains
 on securities during period          644             (49)
                                   ------          ------
Comprehensive income               $1,286          $  664
                                   ======          ======

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

                                                            (amounts in thousands, except per share data)
                                                                               (unaudited)

                                                                 Income       Shares            Per-Share
                                                                (Numerator)  (Denominator)       Amount
Three months ended March 31, 2001
   Basic EPS
      Net income and income available to common stockholders      $ 642          1,447          $    .44
      Effect of dilutive securities, options                                         0
                                                                  -----          -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 642          1,447          $    .44
                                                                  =====          =====

Three months ended March 31, 2000
   Basic EPS
      Net income and income available to common stockholders      $ 713          1,501          $    .48
      Effect of dilutive securities, options                                         0
                                                                                 -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 713          1,501          $    .48
                                                                  =====          =====

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement as of January 1, 2001. In management's opinion, the adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

                         Part I - FINANCIAL INFORMATION


                  Item 2. Management's Discussion and Analysis

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

The following is Management's discussion of the financial condition and results of operations on a consolidated basis of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000.

In order to provide a strong foundation for building shareholder value and serving our customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of its customers. To that end, the Bank installed a new core account processing system during the first quarter of 2001 that was purchased to enhance the abilities of the Bank to better serve the financial needs of its customers. This process has involved some additional operating expense and as a result has impacted first quarter earnings. During the first quarter of 2001, the Company reported net income of $642,000 or $.44 per diluted share, compared to $713,000 or $.48 per diluted share for the three months ended March 31, 2000.

During the year 2000, Salisbury Bancorp, Inc. declared a cash dividend each quarter of $.13 per share and a year end special dividend of $.25 per share. Accordingly, total dividends for the year amounted to $.77 per share. The Board of Directors has decided to increase the Company's regular quarterly dividends in lieu of the declaration of a special dividend and as a result voted to increase the regular quarterly dividend to $.21 per share beginning with the first quarter of 2001 that was declared on February 28, 2001. This dividend was paid on April 27, 2001 to shareholders of record as of March 30, 2001.

The Company announced on March 28, 2001 that it signed a definitive agreement to purchase People's Bank Canaan, Connecticut branch office. Pending approval by the appropriate banking regulatory agencies, the transaction is expected to be completed mid-year. This additional office will complement the existing branch network which currently includes branches in Lakeville, Salisbury and Sharon, Connecticut.

During the first calendar quarter of 2001, the Company's total assets decreased by $3,743,000 or 1.50% and totaled $245,311,000, which compares to $249,054,000 at December 31, 2000. This slight decrease is not considered to be indicative of any trend. Loans increased $5,035,000 or 3.64% to $143,305,000. This compares to total net loans of $138,270,000 at December 31, 2000. This increase was funded primarily by deploying funds from the investment portfolio coupled with the use of cash and due from banks that was on hand for investment. Deposits decreased $3,862,000 or 2.32% to $162,574,000 at March 31, 2001 compared to total deposits of $166,436,000 at December 31, 2000. This decrease represents the traditional seasonal cash flows of the Company's deposit customers. Federal Home Loan Bank advances totaled $57,798,000 at March 31, 2001. This compares to total advances at December 31, 2000 of $47,357,000. This is the result of the timing of a purchase of an investment security, rather than a change in strategy. The commitment to purchase the security was made in December of 2000, however settlement on the purchase was in 2001. Therefore, total investments reflected the purchase at December 31, 2000 and the Company had a due to broker obligation at December 31, 2000 that was satisfied in January 2001 with additional advances from the Federal Home Loan Bank.

                        THREE MONTHS ENDED MARCH 31, 2001
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Interest Income

The Company's earnings are primarily dependent upon net interest income and noninterest income from its community banking operations with net interest income being the largest component of the Company's revenue. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. For the following discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended March 31                         2001          2000
                                                    ----          ----

Interest and Dividend Income
(financial statements)                            $ 4,299       $ 3,980
Tax Equivalent Adjustment                              93            84
                                                  -------       -------
     Total interest income (on an FTE basis)        4,392         4,064
Interest Expense                                   (2,204)       (1,939)
                                                  -------       -------
Net Interest and Dividend Income-FTE              $ 2,188       $ 2,125
                                                  =======       =======

Competition in the Company's market area continues to be aggressive, especially in the area of residential mortgage financing. However, total loans increased $5,145,000 or 3.69% to $144,707,000 at March 31, 2001 compared to total loans of
$139,562,000 at December 31, 2000. Residential mortgages represent $4,622,000 or 89.83% of the total increase. The year 2000 was active with movements in interest rates generally upward, whereas the first quarter of 2001 is to the contrary, as interest rates have moved downward. Interest and fees on loans have increased, however, in the amount of $444,000 or 18.18% to $2,886,000 at March 31, 2001 compared to $2,442,000 at March 31, 2000. Interest and dividends on taxable securities and other interest for the three months ended March 31, 2001 totaled $1,232,000 as compared to $1,375,000 for the same period in 2000. This decrease is primarily the result of the repricing of investments in the securities portfolio as rates are generally lower. Interest on tax exempt securities increased $18,000 for the first quarter of 2001 compared with the same quarter of 2000. This is the result of an increase in tax exempt securities as part of a strategy to reduce taxes. Interest earned from federal funds sold and other interest income decreased slightly during the periods being compared and this was attributable to a slight decrease in interest rates as well as in the volume of federal funds sold when comparing March 31, 2001 to March 31, 2000.

During the first quarter of 2001, interest expense on deposits amounted to $1,450,000 as compared with $1,223,000 for the same period in 2000. This is primarily the result of generally higher interest rates that the Company was paying for deposits during the latter months of 2000 as well as an increase in total deposits of $8,747,000 or 5.69% to $162,574,000 at March 31, 2001 as
compared to total deposits at March 31, 2000 of $153,827,000. Interest on Federal Home Loan Bank advances increased slightly to $754,000 in 2001 from $716,000 for the same period in 2000.

As a result, net interest and dividend income (on a FTE basis) amounted to $2,188,000 for the three months ended March 31, 2001 as compared with $2,125,000 for the same period in 2000. This increase of $63,000 represents a 2.97% increase of net interest and dividend income.

Noninterest Income

Noninterest income totaled $504,000 for the quarter ended March 31, 2001. This compares to $440,000 for the comparable quarter in 2000. Service charges and other income have increased $61,000 which represents an increase of 30.97%. This is primarily the result of an increase of deposit accounts transactions and increased activity in the secondary mortgage market.

Noninterest Expense

Noninterest expense amounted to $1,591,000 for the first quarter of 2001. This is an increase of $258,000 or 19.36% over the $1,333,000 reported for the same period of 2000. Salaries and employee benefits increased $141,000 or 17.89%. This is primarily due to salary increases, increased cost in employee benefits and employee overtime related to the installation of the new core account processing system during the first quarter. Occupancy expense remained the same for the two periods being compared. Equipment expense increased 13.76% or $15,000. Data processing expense increased to $78,000 in the first quarter of 2001 from $47,000 in the first quarter of 2000 and other operating expenses increased 21.78% or $71,000 for the first three months of 2001 as compared to the first three months of 2000. These increases are primarily the reflection of additional operating costs associated with the installation of the new core account processing system.

Income Taxes

The first quarter income tax provision was $329,000 compared to $405,000 for the same quarter of 2000. This decrease reflects a decrease in taxable income.

Net Income

Overall, net income totaled $642,000 for the three months ended March 31, 2001 as compared to net income $713,000 for the same period in 2000. This is a decrease of $71,000 or 9.96% and represents earnings of $.44 per share. This compares to earnings per share of $.48 for the same period in 2000. The decrease is primarily the result of additional operating expenses associated with the installation of a new core account processing system during the first quarter of 2001.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended March 31, 2001 was $37,000 as compared to $30,000 for the same period in 2000. The increase is primarily the result of the significant growth in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Bank formally determines the adequacy of the allowance on a monthly basis. This determination is based on assessment of credit quality or "risk rating" of loans by senior management which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is a deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

These commercial loans and residential mortgages will then be considered impaired under any one of the following circumstances:

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

At March 31, 2001, the allowance for loan losses totaled $1,402,000 representing 203.48% of nonperforming loans which totaled $689,000 and .97% of total loans of $144,707,000. This compared to $1,292,000 representing 247.99% of nonperforming loans which totaled $521,000 and .93% of total loans of $139,562,000 at December 31, 2000. A total of $19,000 loans were charged off by the Company during the quarter ended March 31, 2001 as compared to $53,000 charged off during the corresponding period in 2000. These charged off loans consisted primarily of loans to individuals. A total of $91,000 was recovered of previously charged off loans during the quarter ended March 31, 2001, compared to $10,000 recovered during the corresponding period of 2000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Capital

At March 31, 2001, the Company had $23,113,000 in shareholders' equity compared to $22,460,000 at December 31, 2000 which represents an increase of $653,000 or 2.91%. The change in capital accounts resulted from first quarter earnings of $642,000, an increase of $644,000 in the adjustment for net unrealized holding losses on securities, a quarterly dividend declared of $303,000 and a decrease in equity of $330,000 resulting from the stock buy back program. The program has repurchased 118,473 shares since its inception in November 1998, which represents approximately 8.22% of shares issued and outstanding.

The various capital ratios of the Company at March 31, 2001 and 2000 were:
(unaudited)

                                          March 31, 2001        March 31, 2000

Total Risk-Based Capital                      19.04%                21.71%
Tier 1 Risk-Based Capital                     17.87%                20.58%
Leverage ratio                                 9.20%                 9.61%

The capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution. Prudent and effective utilization of capital resources is likely to involve growth of the Company's base earning assets and additional repurchases of common stock designed to improve returns on equity and per share earnings performance.

Liquidity

The Bank's assets and liabilities are managed in accordance with policies established and reviewed by the Bank's Board of Directors. The Bank's Asset/Liability Management Committee implements and monitors compliance with these policies regarding the Bank's asset liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk is defined as the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary financial objectives of the Company is to manage its interest rate risk and control the sensitivity of the Company's earnings to changes in interest rates in order to prudently improve net interest income and interest rate margins and manage the maturities and interest rate sensitivities of assets and liabilities. One method of monitoring interest rate risk is a gap analysis which identifies the differences between the amount of assets and the amount of liabilities which mature or reprice during specific time frames and the potential effect on earnings of such maturities or repricing opportunities. Model simulation is used to evaluate the impact on earnings of potential changes in interest rates. "Rate shock" is also used to measure earnings volatility due to immediate increase or decrease in market rates up to 200 basis points. At March 31, 2001, the Company's interest rate position was slightly asset sensitive; however, the level of interest rate risk is well within the limits approved by the Board of Directors.

Forward Looking Statements

Certain statements contained in this quarterly report, including those contained in Management's Discussion and Analysis and elsewhere, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus, prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to, changes in interest rates, regulation, competition and local and regional economic conditions.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders-Not applicable

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K


          a. Exhibits - None

          b. Reports on Form 8-K:

          The Company filed a Form 8-K on January 8, 2001 to announce that Nancy F. Humphreys had joined the Boards of Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company.

          The Company filed a Form 8-K on February 28, 2001 to report that the Company's Board of Directors declared a quarterly cash dividend of $.21 per share to be paid on April 27, 2001 to shareholders of record as of March 30, 2001.

          The Company filed a Form 8-K on March 28, 2001 to report that it had signed a definitive agreement for Salisbury Bank and Trust Company to purchase People's Canaan, Connecticut banking office.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Salisbury Bancorp, Inc.


  Date: May 11, 2001                    by: /s/ John F. Perotti
        -------------                       --------------------
                                            John F. Perotti
                                            President/Chief Executive Officer

  Date: May 11, 2001                    by: /s/ John F. Foley
        ------------                        ------------------
                                            John F. Foley
                                            Chief Financial Officer