Form 10QSB
period 2001-06-30
SALISBURY BANCORP INC
filed 2001-08-10
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-14854
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


       Connecticut                                           06-1514263
----------------------------------                  ---------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                  5 Bissell Street Lakeville Connecticut      06039
--------------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)



Registrant's Telephone Number, Including Area Code  (860) 435-9801
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001 1,425,496
                                   ---------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS
 Part I. FINANCIAL INFORMATION                                                                        Page

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -June 30, 2001 (unaudited)
                                            and December 31, 2000                                       4
         Condensed Consolidated Statements of Income -six months and three months ended
                                            June 30, 2001 and 2000                                      5
                                            (unaudited)
         Condensed Consolidated Statements of Cash Flows -six months ended June 30, 2001 and 2000       6
                                            (unaudited)

         Notes to Condensed Consolidated Financial Statements                                           8

Item 2.  Management's Discussion and Analysis                                                          11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             19

Item 2.  Changes in Securities and Use of Proceeds                                                     19

Item 3.  Defaults Upon Senior Securities                                                               19

Item 4.  Submission of Matters to a Vote of Security Holders                                           19

Item 5.  Other Information                                                                             21

Item 6.  Exhibits and Reports on Form 8-K                                                              21

Signatures                                                                                             22

                          Part I--FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2001            2000
                                                                        ----            ----
                                                                    (unaudited)
ASSETS
   Cash & due from banks:
      Non-Interest Bearing                                           $   5,812       $   7,300
      Interest Bearing                                                     126             673
   Federal funds sold                                                    1,375           5,125
   Money market mutual funds                                               527             661
                                                                     ---------       ---------
               Cash and cash equivalents                                 7,840          13,759
   Investment Securities:
      Held to maturity securities at amortized cost                        406             410
      Available-for-sale securities at market value                     84,026          88,583
   Federal Home Loan Bank stock, at cost                                 2,945           2,930
   Loans:
      Commercial, financial and agricultural                            10,945           8,592
      Real estate-construction and land development                      3,980           6,275
      Real estate-residential                                          104,755          98,312
      Real estate-commercial                                            16,892          15,463
      Consumer                                                          10,120          10,673
      Other                                                                394             247
      Allowance for loan losses                                         (1,410)         (1,292)
                                                                     ---------       ---------
               Net loans                                               145,676         138,270
   Bank premises & equipment                                             2,543           2,522
   Investment in real estate                                                75              75
   Accrued interest receivable                                           1,758           1,790
   Other assets                                                            858             715
                                                                     ---------       ---------
Total Assets                                                         $ 246,127       $ 249,054
                                                                     =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                         $  30,696       $  32,098
      Savings & NOW                                                     33,945          33,083
      Money Market                                                      48,092          47,442
      Time                                                              52,297          53,813
                                                                     ---------       ---------
               Total Deposits                                          165,030         166,436
   Federal Home Loan Bank advances                                      56,646          47,357
   Other liabilities                                                     1,521          12,801
                                                                     ---------       ---------
               Total Liabilities                                       223,197         226,594
                                                                     ---------       ---------
Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,426,296 at June 30, 2001
      and 1,458,366 at December 31, 2000                                   143             146
   Additional paid-in capital                                            2,361           2,969
   Retained earnings                                                    20,291          19,516
   Accumulated other comprehensive income(loss)                            135            (171)
                                                                     ---------       ---------
               Total Shareholders' Equity                               22,930          22,460
                                                                     ---------       ---------
Total Liabilities and Shareholders' Equity                           $ 246,127       $ 249,054
                                                                     =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             June 30, 2001 and 2000
                                   (unaudited)

                                                                     Six Months Ended        Three Months Ended
                                                                          June 30                 June 30
                                                                      2001        2000        2001        2000
                                                                      ----        ----        ----        ----
Interest and dividend income:
   Interest and fees on loans                                        $5,748      $4,999      $2,862      $2,557
Interest and dividends on securities:
   Taxable                                                            2,104       2,415      $1,001       1,177
   Tax-exempt                                                           433         326         252         163
Dividends on equity
securities                                                              114          85          54          49
Other interest                                                          115         189          46          88
                                                                     ------      ------      ------      ------
Total interest and dividend income                                    8,514       8,014       4,215       4,034
                                                                     ------      ------      ------      ------
 Interest expense:
   Interest on deposits                                               2,777       2,496       1,327       1,273
   Interest on Federal Home Loan Bank advances                        1,503       1,410         749         694
                                                                     ------      ------      ------      ------
               Total interest expense                                 4,280       3,906       2,076       1,967
                                                                     ------      ------      ------      ------
               Net interest and dividend income                       4,234       4,108       2,139       2,067
Provision for loan losses                                                75          60          38          30
                                                                     ------      ------      ------      ------
               Net interest and dividend income after provision
               for loan losses                                        4,159       4,048       2,101       2,037
                                                                     ------      ------      ------      ------
Other income:
   Trust department income                                              511         507         265         264
   Service charges on deposit accounts                                  218         167         105          84
   Gain on sale of available-for-sale securities                         43           0          43           0
     Other income                                                       363         266         218         152
                                                                     ------      ------      ------      ------
               Total other income                                     1,135         940         631         500
                                                                     ------      ------      ------      ------
Other expense:
   Salaries and employee benefits                                     1,864       1,667         935         879
   Occupancy expense                                                    115         123          52          60
   Equipment expense                                                    246         210         122         101
   Data processing                                                      139         113          61          66
   Other expense                                                        870         794         473         468
                                                                     ------      ------      ------      ------
               Total other expense                                    3,234       2,907       1,643       1,574
                                                                     ------      ------      ------      ------
               Income before income taxes                             2,060       2,081       1,089         963
Income taxes                                                            683         735         354         330
                                                                     ------      ------      ------      ------
               Net income                                            $1,377      $1,346      $  735      $  633
                                                                     ======      ======      ======      ======
Earnings per common share outstanding                                $  .96      $  .90      $  .52      $  .42
                                                                     ======      ======      ======      ======
Earnings per common share outstanding,
 assuming dilution                                                   $  .96      $  .90      $  .52      $  .42
                                                                     ======      ======      ======      ======

Dividends per share                                                  $  .42      $  .26      $  .21      $  .13
                                                                     ======      ======      ======      ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                     Six months ended June 30, 2001 and 2000
                                   (unaudited)

                                                                             2001        2000
                                                                             ----        ----
Cash flows from operating activities:
   Net income                                                            $  1,377       $  1,346
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                             75             60
         Depreciation and amortization                                        152            141
         Accretion of securities, net                                         (69)           (55)
         (Increase) decrease in interest receivable                            32           (269)
         Increase in interest payable                                           8             62
(Increase) decrease in prepaid expenses                                       (41)            22
         Increase (decrease) in accrued expenses                              (20)           (60)
         (Increase) decrease in other assets                                  (97)             4
         Decrease in other liabilities                                         (8)           (13)
         Increase (decrease) in taxes payable                                (201)            16
         (Gain) loss on sales of available-for-sale securities, net           (43)            61
                                                                         --------       --------

Net cash provided by operating activities                                   1,165          1,315
                                                                         --------       --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                    (15)          (828)
  Purchases of available-for-sale securities                              (55,537)       (21,430)
  Proceeds from sales of available-for-sale securities                     38,372          4,787
  Proceeds from maturities
  of available-for-sale securities                                         11,330         13,483
  Proceeds from maturities of held-to-maturity securities                       5              6
  Net increase in loans                                                    (7,579)        (4,922)
  Capital expenditures                                                       (173)          (156)
  Recoveries of loans previously charged-off                                   98             16
                                                                         --------       --------
Net cash used in investing activities                                     (13,499)        (9,044)
                                                                         --------       --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                     Six months ended June 30, 2001 and 2000
                                   (unaudited)
                                   (continued)

                                                                       2001          2000
                                                                       ----          ----
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                                 110          7,835
   Decrease in time deposits                                         (1,516)        (6,284)
   Advances from Federal Home Loan Bank                              10,000         19,000
   Principal payments on advances from Federal Home Loan Bank          (711)       (10,667)
   Dividends paid                                                      (857)          (706)
   Net repurchase of common stock                                      (611)          (471)
                                                                   --------       --------

   Net cash provided by financing activities                          6,415          8,707
                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                 (5,919)           978
 Cash and cash equivalents at beginning of period                    13,759          7,716
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  7,840       $  8,694
                                                                   ========       ========


Supplemental disclosures:
   Interest paid                                                   $  4,272       $  3,844
   Income taxes paid                                                    863            706



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary, and the Bank's subsidiary, S.B.T. Realty, Inc. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

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

Comprehensive Income
                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                     2001         2000        2001        2000
                                     ----         ----        ----        ----

Net income                         $  735       $  633       $1,377      $1,346
Net unrealized (losses) gains
 on securities during period         (338)         (28)         306         (77)
                                   ------       ------       ------      ------
Comprehensive income               $  397       $  605       $1,683      $1,269
                                   ======       ======       ======      ======

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

                                                               (amounts in thousands, except per share data)
                                                                                  (unaudited)

                                                                  Income         Shares          Per-Share
                                                                 (Numerator)    (Denominator)    Amount
                                                                 -----------    -------------    ---------
Six months ended June 30, 2001
   Basic EPS
      Net income and income available to common stockholders        $1,377          1,441          $   .96
      Effect of dilutive securities, options                                            0
                                                                    ------         ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                $1,377          1,441          $   .96
                                                                    ======         ======

Six months ended June 30, 2000
   Basic EPS
      Net income and income available to common stockholders        $1,346          1,496          $   .90
      Effect of dilutive securities, options                                            0
                                                                    ------         ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                $1,346          1,496          $   .90
                                                                    ======         ======

                                                               (amounts in thousands, except per share data)
                                                                                (unaudited)

                                                                 Income          Shares          Per-Share
                                                                 (Numerator)    (Denominator)    Amount
                                                                 -----------    -------------    ---------
Three months ended June 30, 2001
   Basic EPS
      Net income and income available to common stockholders          $735          1,435             $.52
      Effect of dilutive securities, options                                            0
                                                                    ------         ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                  $735          1,435             $.52
                                                                    ======         ======

Three months ended June 30, 2000
   Basic EPS
      Net income and income available to common stockholders          $633          1,491             $.42
      Effect of dilutive securities, options                                            0
                                                                    ------         ------
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                  $633          1,491             $.42
                                                                    ======         ======

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

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

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

In order to provide a strong foundation for building shareholder value and to serve its customers, the Company remains committed to investing in the technological and human resources necessary to implement new personalized financial products and services.. As reported in the first quarter, the Bank installed a new core account processing system that was purchased to enhance the abilities of the Bank to better serve the financial needs of its customers. During the second quarter of 2001 the Bank launched its new Internet banking product called "SBTNET", which can be accessed at the Company's website:www.salisburybank.com. It was also reported during the first quarter that the Company announced the signing of a definitive agreement to purchase People's Bank Canaan, Connecticut branch office. Approval has been given by the appropriate banking regulatory agencies and the transaction is expected to be completed during the third quarter of this year.

The Company's net income for the six months ended June 30, 2001 was $1,377,000 as compared to $1,346,000 for the same time period ended June 30, 2000. This represents an increase of $31,000 or 2.3%. Earnings per diluted share increased 6.67% for the first six months of 2001 and amounted to $.96 per diluted share as compared to $.90 earnings per diluted share for the same period a year ago. The increase in earnings is primarily the result of growth in interest income from earning assets and reflects repurchases of common stock by the Company.

Total outstanding net loans increased to an all time high of $145,676,000 at June 30, 2001. This compares to total net loans outstanding at December 31, 2000 of $138,270,000 which represents an increase of $7,406,000 or 5.36%. Total assets at June 30, 2001 were $246,127,000 compared to $249,054,000 at December 31, 2000. This decrease is not considered to be indicative of any trend. While the Company's aggregate base of earning assets has not changed significantly during the first six months of 2001, the asset mix has changed resulting in an increase in interest income. The Company continues to carefully monitor the quality of its assets. During this period, nonperforming loans increased slightly from $493,000 at December 31, 2000 to $509,000 at June 30, 2001 and nonperforming assets increased to $509,000 at June 30, 2001 which compares to $493,000 at December 31, 2000. These increases are not considered to be significant or indicative of any trend. However, they could be consistent with a softening of the local economy. Deposits decreased slightly from $166,436,000 at December 31, 2000 to $165,030,000 at June 30, 2001. This decrease represents traditional seasonal cash flows of the Company's deposit customers. Federal Home Loan Bank advances totaled $56,646,000 at June 30, 2001 compared to advances of $47,357,000 at December 31, 2000. The increase is the result of a strategy designed to increase net interest income.

During the year 2000, Salisbury Bancorp, Inc. declared a cash dividend each quarter of $.13 per share and a year end special dividend of $.25 per share. During the first quarter of 2001, the Board of Directors decided to increase the Company's regular quarterly dividends in lieu of the declaration of a special dividend and as a result voted to increase the regular quarterly dividend to $.21 per share for the first quarter of 2001. The Company's Board of Directors also declared a second quarter cash dividend of $.21 per common share, which was paid on July 30, 2001 to shareholders of record as of June 29, 2001. While the Board anticipates continuing the $.21 per share quarterly dividend and eliminating any annual special dividends for 2001, shareholders should be aware that the declaration and payment of all dividends are dependent upon the condition and earnings of the Company.

                         SIX MONTHS ENDED JUNE 30, 2001
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

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

(amounts in thousands)(unaudited)
Six months ended June 30                            2001           2000
                                                    ----           ----

 Interest and Dividend Income                      $ 8,514       $ 8,014
(financial statements)
Tax Equivalent Adjustment                              223           168
                                                   -------       -------
       Total Interest Income (on an FTE basis        8,737         8,182
Interest Expense                                    (4,280)       (3,906)
                                                   -------       -------
Net Interest Income-FTE                            $ 4,457       $ 4,276
                                                   =======       =======

Interest and dividend income on an FTE basis for the six months ended June 30, 2001 totaled $8,737,000 as to $8,182,000 for the same time period in 2000. This is an increase of $555,000 or 6.78%. The increase is primarily the result of a growth in average earning assets of $12,824,000 or 5.77% when the six month period ended June 20, 2001 is compared to the six month period ended June 30, 2000. Overall the yield on earning assets was 7.43% compared to 7.37% a year ago.

Interest expense for the first six months of 2001 totaled $4,280,000 compared to $3,906,000 for the same period in 2000. Deposits totaled $165,030,000 at June 30, 2001 which compared to total deposits of $155,909,000 at June 30, 2000. This increase of $9,121,000 or 5.85% resulted in an increase of $281,000 in interest expense on deposits when comparing the two periods. Increased borrowings from the Federal Home Loan Bank also had an impact as total interest expense increased $93,000 or 6.60% for the first six months of 2001 compared to the corresponding period in 2000. Overall total interest expense increased $374,000 or 9.58%. The result is an increase in cost of funds of 11 basis points to 4.53% compared to 4.42 % a year ago. Although interest margins continue to be pressured by aggressive competition, net interest income (on an FTE basis) increased $181,000 or 4.23% and totaled $4,457,000 at June 30 2001, compared to $4,276,000 at June 30, 2000.

Noninterest Income

Noninterest income totaled $1,135,000 for the six months ended June 30, 2001 as compared to $940,000 for the six months ended June 30, 2000. Trust Department income increased slightly to $511,000 from $507,000. In addition, service charges increased $51,000 or 30.54% to $218,000 at June 30, 2001 compared to $167,000 at June 30, 2000. This increase is primarily the result of an increase in transactions from deposit accounts. The first six months of year 2001 produced a gain on sale of Available-for Sale securities in the amount of $43,000, as movement in the markets presented opportunities for the Company to enhance the return from the securities portfolio and at the same time produce gains on the sale of certain Available-for-Sale securities. Other income increased $97,000 to $363,000 for the first six months of

2001, as compared to $266,000 for the corresponding period in 2000. This increase is primarily the result of increased fees generated from activity in the secondary mortgage market as well as an increase of deposit account transactions.

Noninterest Expense

Noninterest expense totaled $3,234,000 for the first six months of 2001 as compared to $2,907,000 for the same period in 2000. This is an increase of $327,000 or 11.25%. Additional staff to service the increase in new business coupled with annual pay increases and increasing costs of employee benefits have resulted in an increase in salaries and employee benefits of $197,000 or 11.82% and totaled $1,864,000 for the six month period ended June 30, 2001 compared to $1,667,000 for the corresponding period in 2000. Occupancy and equipment expense totaled $361,000 at June 30, 2001 which compares to total expense of $ 333,000 at June 30, 2000. The increase of 8.41% totaled $28,000. Data processing expense increased $26,000 or 23.01% to $139,000 at June 30, 2001. This compares to $113,000 at June 30, 2000. This is primarily the result of the Company's continuing commitment to investing in the technology that is necessary to meet the financial needs of customers. Other operating expenses totaled $870,000 at June 30, 2001 and compares to other operating expenses that totaled $794,000 at June 30, 2000. This increase of $76,000 or 9.57% represents increases normally associated with the operations of the Company.

Income Taxes

The income tax provision for the six months ended June 30, 2001 totaled $683,000 in comparison to $735,000 a year ago. The decrease reflects a small decrease in net income before taxes as well as an increase in tax exempt interest income earned from the securities portfolio.

Net Income

Overall, net income totaled $1,377,000 for the six months ended June 30, 2001 as compared to net income of $1,346,000 for the same period in 2000. This is an increase of $31,000 or 2.30% and represents earnings of $.96 per diluted share. This compares to earnings per diluted share of $.90 for the same period in 2000. This increase reflects management's continuing efforts to control operating expenses.


                        THREE MONTHS ENDED JUNE 30, 2001
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

For the following discussion, interest income is presented on a fully taxable equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)(unaudited)
Three months ended June 30,                         2001        2000
                                                    ----        ----

Interest and Dividend Income                       $4,215      $4,034
(financial statements)
Tax Equivalent Adjustment                             130          84
                                                   ------      ------
       Total interest income(on an FTE basis)       4,345       4,118
Interest Expense                                    2,076       1,967
                                                   ------      ------
Net Interest Income-FTE                            $2,269      $2,151
                                                   ======      ======

Net Interest Income

Total interest and dividend income in a FTE basis equaled $4,345,000 for the three months ended June 30, 2001 as compared to $4,118,000 for the same period in 2000. Although a declining rate environment generally has influenced interest income, this represents an increase of $227,000 or 5.51%. This is primarily the result of the growth from the loan portfolio which increased $7,524,000 or 5.39% during the first six months of 2001 to $147,086,000 compared to an increase of $4,860,000 or 3.87% during the first six months of 2000 to $130,333,000.
Interest and dividend income from the securities portfolio decreased slightly during this same period in 2001when comparing the same period in 2000. This is primarily the result of an economy with lower interest rates.

Interest expense on deposits increased $54,000 for the quarter to $1,327,000, compared to $1,273,000 for the same quarter in 2000. This increase is primarily the result of an increase in deposits which totaled $165,030,000 at June 30, 2001, compared to $155,909,000 at June 30, 2000. Interest expense on Federal Home Loan Bank advances increased $55,000 or 7.93% to $749,000 in 2001, as compared to $694,000 for the same period in 2000 as borrowings increased $8,601,000 or 17.90% to $56,646,000 at June 30, 2001 compared to $48,045,000 at
June 30, 2000. This is a reflection of the Company's utilization of these borrowings as a component of its funding strategy.

As a result, net interest income and dividend income on an FTE basis for the three months ended June 30, 2001 totaled $2,269,000 as compared to $2,151,000 for the same period in 2000. The increase was $118,000 or 5.49%.

Noninterest Income

Noninterest income totaled $631,000 for the three months ended June 30, 2001, as compared to $500,000 for the three months ended June 30, 2000. This increase is primarily the result of increased transaction volume from deposit accounts as well as an increase of $43,000 in gains on sales of Available-For-Sale securities during 2001.

Noninterest Expense

Noninterest expense totaled $1,643,000 for the three months ended June 30, 2001, as compared to $1,574,000 for the same period in 2000. This represents an increase of $69,000 or 4.38%. Salaries and benefits increased $56,000 to $935,000. There is some increase caused by the addition of staff. Primarily, however, the increase is the result of salary increases and increased cost of employee benefits. In the aggregate, occupancy, equipment, data processing and other expenses increased $13,000 to $708,000 from $695,000 a year ago.

Income Taxes

The income tax provision for the three months ended June 30, 2001 totaled $354,000 in comparison to an income tax provision of $330,000 for the same period in 2000. This increase is primarily the reflection of an increase in taxable income.

Net Income

Overall net income totaled $735,000 for the second quarter of 2001 compared to $633,000 for the comparable period of 2000. This increase of $102,000 can be attributed primarily to an increase in earning assets coupled with an increase in noninterest income as well as management's continuing efforts to control operating expenses.

Provisions and Allowance for Loan Losses

Total loans at June 30, 2001 were $147,086,000 which compares to total loans of $139,562,000 at December 31, 2000. This is an increase of $7,524,000 or 5.39%.
While the Bank's loan portfolio continues to grow, the Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. At December 31, 2000 approximately 86% of the Bank's loan portfolio was related to real estate products and although the portfolio increased during the first six months of 2001 the concentration remained consistent as 85% of the portfolio was related to real estate at June 30, 2001. There were no material changes in the composition of the loan portfolio during this period.


Credit risk is inherent in the business of extending loans and to that end the Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the six months ended June 30, 2001 was $75,000 as compared to $60,000 for the same period in 2000. The increase is primarily the result of the growth in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Bank formally determines the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the six month period of 2001 that is being reported. This determination is based on assessment of credit quality or "risk rating" of loans by senior management which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note. Such commercial loans and residential mortgages will be considered impaired under any on of the following circumstances:

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

In addition a risk of loss factor is applied in evaluating categories of loans generally as part of the periodic analysis of the Allowance for Loan Losses. This analysis reviews the allocations of the different categories of loans within the portfolio and it considers historical loan losses and delinquency figures for the last three years as well as any recent delinquency trends.

The credit card delinquency and loss history is evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Average net losses for the last three years by loan type are examined as well as trends by type for the last three years. The Bank's loan mix over the same period of time is also analyzed. An allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the six month period ended June 30, 2001.

At June 30, 2001, the allowance for loan losses totaled $1,410,000 representing 225.96% of nonperforming loans, which totaled $624,000, and .96% of total loans of $147,086,000. This compared to $1,292,000 representing 247.99% of nonperforming loans which totaled $521,000 and .93% of total loans of $139,562,000 at December 31,2000. Management does not believes that this increase of $103,000 in nonperforming loans represents any trend towards increased delinquency of loans, which would be likely to have an effect on the level of the allowance for loan losses. A total of $55,000 loans were charged off by the Company during the first six months of 2001, as compared to $61,000 charged off during the corresponding period in 2000. These charged off loans consisted primarily of loans to individuals. A total of $98,000 of previously charged off loans was recovered during the six month period ended June 30, 2001. This includes an unanticipated recovery of $82,000. Recoveries for the corresponding period in 2000 totaled $16,000. When comparing the two periods, and excluding the one large recovery in 2001, net charge-offs were $39,000 for the first six months of 2001 and $45,000 for the same period in 2000, neither of which significantly impacted the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Capital

At June 30, 2001, the Company had $22,930,000 in shareholders' equity compared to $22,460,000 at December 31, 2000 which represents an increase of $470,000 or 2.09%. The change in capital accounts resulted from year to date earnings of $1,377,000, an increase of $306,000 in the adjustment for net unrealized holding gains/losses on securities (net of taxes), quarterly dividends declared of $602,000 and a decrease in equity of $611,000 resulting from the stock buy back program. The program has repurchased 132,890 shares since its inception in November of 1998, which represents approximately 9.32% of shares issued and outstanding. The Company expects that it will continue to repurchase stock through private and open market transactions from time to time when the Company believes it may do so on terms and at prices which are consistent with the best interest of the Company and its shareholders, while maintaining a capital cushion consistent with the standards established by the Federal Bank supervisory agencies for "well capitalized" institutions.

The various ratios of the Company at June 30, 2001 and 2000 were:

                                                                       To Be "Well Capitalized"
                          June 30, 2001  June 30, 2000  For Capital                             Under Prompt Corrective
                                                        Adequacy Purposes:                      Action Provisions:
Total Risk-Based Capital      18.83%        21.02%        [greater than or equal to] 8.00%        [greater than or equal to] 10.00%
Tier 1 Risk-Based Capital     17.67%        19.93%        [greater than or equal to] 4.00%        [greater than or equal to]  6.00%
Leverage Ratio                 9.25%         9.72%        [greater than or equal to] 4.00%        [greater than or equal to]  5.00%


The capital ratios of the Company and Bank are considered by management to be adequate to continue to meet the foreseeable capital needs of the institution. Prudent and effective utilization of capital resources is likely to involve growth of the Company's base earning assets and additional repurchases of common stock designed to improve returns on equity and per share earnings performance.

Liquidity

The Bank's Asset/Liability Management Committee which operates in accordance with policies established and reviewed by the Bank's Board of Directors, implements and monitors compliance with these policies regarding the Bank's asset liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk measures the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary objectives of the Committee is to manage the Company's interest rate risk and control the sensitivity of earnings to changes in interest rates in order to improve net interest income and interest rate margins and to manage the maturities and interest rate sensitivities of assets and liabilities. At June 30, 2001 the Company's interest rate position was asset sensitive. However, the level of the interest rate risk was within the limits approved by the Board of Directors. Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank system which provides credit to its members. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2001, the Company had approximately $30,770,000 in loan commitments and unadvanced funds outstanding. The Company maintains ample liquidity to meet its present and foreseeable needs.



Forward Looking Statements

Certain statements contained in this quarterly report, including those contained in Management's Discussion and Analysis and elsewhere, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus, prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to, changes in interest rates, competition and local and regional economic conditions.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders the Company was held on Saturday, April 28, 2001. Shareholders voted on the election of directors, the ratification of the appointment of independent auditors and approval of the Directors' Stock Retainer Plan.

         The results of the votes of shareholders regarding each proposal are set forth below:

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

         Each of the four nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve until their term expires or their successors are elected and qualified.

         The vote for electing nominees as directors was as follows:

                                                                   Withholding
                                                     For           Authority
John F. Perotti            Number of Shares:         1,141,928         8,170
(three (3) year term)      Percentage of
                           Shares Voted:             99.3%                .7%
                           Percentage of Shares
                           Entitled to Vote:         79.1%                .6%


                                                                   Withholding
                                                     For           Authority
Craig E. Toensing          Number of Shares:         1,141,140         9,958
(three (3) year term)      Percentage of
                           Shares Voted:             99.2%                .8%
                           Percentage of Shares
                           Entitled to Vote:         79.0%                .7%

                                                                   Withholding
                                                     For           Authority
Michael A. Varet           Number of Shares:         1,147,616         2,482
(three (3) year term)      Percentage of
                           Shares Voted:             99.8%                .2%
                           Percentage of Shares
                           Entitled to Vote:         79.5%                .2%

                                                                   Withholding
                                                     For           Authority
Nancy F. Humphreys         Number of Shares:         1,147,616         2,482
(one (1) year term)        Percentage of
                           Shares Voted:             99.8%                .2%
                           Percentage of Shares
                           Entitled to Vote:         79.5%                .2%


The four individuals elected at the 2001 Annual Meeting along with the following individuals whose terms did not expire at such meeting constitute the Board of Directors of the Company: Gordon C. Johnson; Holly J. Nelson; John E. Rogers; and Walter C. Shannon, Jr.

                                   PROPOSAL 2
             RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2001 was approved because the votes for such appointment exceeded the votes against such appointment.

                  The vote to ratify the appointment by the Board of Directors of Shatswell, MacLeod & Company, P.C. as independent auditors for the year ending December 31, 2001 was as follows:


                                                For        Against     Abstain

            Number of Votes:                 1,134,402       1,836      13,860
            Percentage of Shares Voted:           98.7%         .2%        1.1%
            Percentage of Shares
            Entitled to Vote:                     78.6%         .2%         .9%


                                PROPOSAL 3
              APPROVAL OF THE DIRECTORS' STOCK RETAINER PLAN

The Directors' Stock Retainer Plan was approved as votes for the Plan exceeded the votes against the Plan.

                             The vote to approve the Directors' Stock Retainer
Plan was as follows:

                                                For         Against    Abstain

            Number of Votes:                 1,134,402       1,836      13,860

            Percentage of Shares Voted:           98.7%         .2%        1.1%
            Percentage of Shares
            Entitled to Vote:                     78.6%         .2%         .9%

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

               A. Exhibits - None

               B. Reports on Form 8-K:

               The Company filed a Form 8-K on April 27, 2001 to report first quarter earnings of 2001 as well as an outline of remarks of John
               F. Perotti, President of Salisbury Bancorp, Inc. to the Annual Meeting of Shareholders, April 28, 2001.

               The Company filed a Form 8-K on May 2, 2001 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Saturday, April 28, 2001.

               The Company filed a Form 8-K on May 30, 2001 to report that the Company's Board of Directors declared a quarterly cash dividend of $.21 per share to be paid on July 30, 2001 to shareholders of record as of June 29, 2001.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Salisbury Bancorp, Inc.

Date: August 10, 2001             by: /s/ John F. Perotti
      ---------------                 ------------------------------
                                      John F. Perotti
                                      President/Chief Executive Officer


Date: August 10, 2001             by: /s/ John F. Foley
      --------------                  ------------------------------
                                      John F. Foley
                                      Chief Financial Officer