Form 10QSB
period 2001-09-30
SALISBURY BANCORP INC
filed 2001-11-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 1-14854

                             Salisbury Bancorp, Inc.
             ----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         Connecticut                                      06-1514263
         -----------                                      ----------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


5 Bissell Street Lakeville Connecticut                                06039
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)


  Registrant"s Telephone Number, Including Area Code      (860) 435-9801
                                                       --------------------


--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No ____

Transitional Small Business Disclosure Format:  Yes___   No   X

Documents Incorporated by Reference:  None


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer"s  classes
of common stock, as of November 9, 2001          1,422,358
                                                 ---------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                                       PAGE
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited)
                                     and December 31, 2000                            4
         Condensed Consolidated Statements of Income - nine months and three
                                     months ended September 30, 2001 and 2000         5
                                     (unaudited)
         Condensed  Consolidated Statements of Cash Flows - nine months ended
                                     September 30, 2001 and 2000                      6
                                     (unaudited)

         Notes to Condensed Consolidated Financial Statements                         8

Item 2.  Management"s Discussion and Analysis                                        11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           19

Item 2.  Changes in Securities and Use of Proceeds                                   19

Item 3.  Defaults Upon Senior Securities                                             19

Item 4.  Submission of Matters to a Vote of Security Holders                         19

Item 5.  Other Information                                                           19

Item 6.  Exhibits and Reports on Form 8-K                                            19

Signatures                                                                           20

                          Part I--FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                              SEPTEMBER 30     DECEMBER 31
                                                                 2001             2000
                                                                 ----             ----
                                                              (unaudited)
ASSETS
   Cash & due from banks:
      Non-Interest Bearing                                      $   5,603       $   7,300
      Interest Bearing                                                101             673
   Federal funds sold                                              24,057           5,125
   Money Market Mutual Funds                                          455             661
                                                                ---------       ---------
            Cash and cash equivalents                              30,216          13,759
   Investment Securities:
      Held to maturity securities at amortized cost                   403             410
      Available-for-sale securities at market value                84,680          88,583
   Federal Home Loan Bank stock, at cost                            2,945           2,930
   Loans:
      Commercial, financial and agricultural                       11,114           8,592
      Real estate-construction and land development                 4,457           6,275
      Real estate-residential                                     103,924          98,312
      Real estate-commercial                                       17,774          15,463
      Consumer                                                     10,205          10,673
      Other                                                           175             247
      Allowance for loan losses                                    (1,434)         (1,292)
                                                                ---------       ---------
            Net loans                                             146,215         138,270
   Bank premises & equipment                                        2,730           2,522
   Investment in real estate                                           75              75
   Accrued interest receivable                                      1,598           1,790
   Intangible asset on branch acquisition                           3,268               0
   Other assets                                                       739             715
                                                                ---------       ---------
Total Assets                                                    $ 272,869       $ 249,054
                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                    $  33,528       $  32,098
      Savings & NOW                                                34,237          33,083
      Money Market                                                 48,213          47,442
      Time                                                         77,687          53,813
                                                                ---------       ---------
            Total Deposits                                        193,665         166,436
   Federal Home Loan Bank advances                                 53,329          47,357
   Other liabilities                                                1,905          12,801
                                                                ---------       ---------
            Total Liabilities                                     248,899         226,594
                                                                ---------       ---------
Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,422,358 at
      September 30, 2001 and 1,458,366 at December 31, 2000           142             146
   Additional paid-in capital                                       2,281           2,969
   Retained earnings                                               20,787          19,516
   Accumulated other comprehensive income(loss)                       760            (171)
                                                                ---------       ---------
            Total Shareholders' Equity                             23,970          22,460
                                                                ---------       ---------
Total Liabilities and Shareholders' Equity                      $ 272,869       $ 249,054
                                                                =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                           September 30, 2001 and 2000
                                   (unaudited)

                                                                       Nine Months Ended           Three Months Ended
                                                                         September 30                 September 30
                                                                      2001           2000         2001            2000
                                                                      ----           ----         ----            ----
Interest and dividend income:
   Interest and fees on loans                                        $ 8,590       $ 7,665       $ 2,842       $ 2,666
Interest and dividends on securities:
   Taxable                                                             3,160         3,504         1,056         1,089
   Tax-exempt                                                            687           489           254           163
Dividends on equity securities                                           161           141            47            56
Other interest                                                           226           416           111           227
                                                                     -------       -------       -------       -------
            Total interest and dividend income                        12,824        12,215         4,310         4,201
                                                                     -------       -------       -------       -------
Interest expense:
   Interest on deposits                                                4,067         3,947         1,290         1,451
   Interest on Federal Home Loan Bank advances                         2,267         2,147           764           737
                                                                     -------       -------       -------       -------
            Total interest expense                                     6,334         6,094         2,054         2,188
                                                                     -------       -------       -------       -------
            Net interest and dividend income                           6,490         6,121         2,256         2,013
Provision for loan losses                                                112           100            37            40
                                                                     -------       -------       -------       -------
            Net interest and dividend income after provision
               for loan losses                                         6,378         6,021         2,219         1,973
                                                                     -------       -------       -------       -------
Other income:
   Trust department income                                               751           747           240           240
   Service charges on deposit accounts                                   311           249            93            82
   Gain on sale of available-for-sale securities                          88             0            45             0
   Other income                                                          585           416           222           150
                                                                     -------       -------       -------       -------
            Total other income                                         1,735         1,412           600           472
                                                                     -------       -------       -------       -------
Other expense:
   Salaries and employee benefits                                      2,833         2,495           969           828
   Occupancy expense                                                     162           179            47            56
   Equipment expense                                                     367           312           121           102
   Data processing                                                       207           188            68            75
   Other expense                                                       1,306         1,126           436           332
                                                                     -------       -------       -------       -------
            Total other expense                                        4,875         4,300         1,641         1,393
                                                                     -------       -------       -------       -------
            Income before income taxes                                 3,238         3,133         1,178         1,052
Income taxes                                                           1,067         1,129           384           394
                                                                     -------       -------       -------       -------
            Net income                                               $ 2,171       $ 2,004       $   794       $   658
                                                                     =======       =======       =======       =======
Earnings per common share outstanding                                $  1.51       $  1.35       $   .56       $    45
                                                                     =======       =======       =======       =======
Earnings per common share outstanding,
 assuming dilution                                                   $  1.51       $  1.35       $   .56       $    45
                                                                     =======       =======       =======       =======

Dividends per share                                                  $   .63       $   .39       $   .21       $   .13
                                                                     =======       =======       =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                                                     2001               2000
                                                                                     ----               ----
Cash flows from operating activities:
   Net income                                                                     $  2,171            $  2,004
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                     112                 100
         Depreciation and amortization                                                 261                 243
         Accretion of securities, net                                                  (55)                (50)
         Amortization of intangible asset                                                7                   0
         Amortization of fair value adjustment                                         (21)                  0
         Decrease in interest receivable                                               192                 172
         Decrease (increase) in interest payable                                       (24)                 89
         (Increase) decrease in prepaid expenses                                       (68)                 28
         Increase in accrued expenses                                                   47                  56
         (Increase) in other assets                                                   (269)                  0
         Decrease in other liabilities                                                 (16)                (20)
         Increase  in taxes payable                                                      0                  84
         (Gain) loss on sales of available-for-sale securities, net                    (88)                 61
         Deferred tax expense (benefit)                                                343                   0
                                                                                  --------            --------

Net cash provided by operating activities                                            2,592               2,767
                                                                                  --------            --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                             (15)               (828)
  Purchases of available-for-sale securities                                       (58,599)            (21,432)
  Proceeds from sales of available-for-sale securities                              40,555               6,537
  Proceeds from maturities of available-for-sale securities                         12,330              12,985
  Proceeds from maturities of held-to-maturity securities                                7                   9
  Net increase in loans                                                             (8,037)             (9,198)
  Capital expenditures                                                                (197)               (441)
  Recoveries of loans previously charged-off                                           101                  19
                                                                                  --------            --------

Net cash used in investing activities                                              (13,855)            (12,349)
                                                                                  --------            --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2001 and 2000
                                   (unaudited)
                                   (continued)

                                                                           2001                  2000
                                                                           ----                  ----

Cash flows from financing activities:
   Net increase in deposits                                                  704                 8,696
   Advances from Federal Home Loan Bank                                   10,000                29,000
   Assumption of net deposits on branch acquisition, net                  22,891                     0
   Principal payments on advances from Federal Home Loan Bank             (4,028)              (21,007)
   Dividends paid                                                         (1,156)                 (898)
   Net repurchase of common stock                                           (691)                 (643)
                                                                        --------              --------

   Net cash provided by financing activities                              27,720                15,148
                                                                        --------              --------

Net increase in cash and cash equivalents                                 16,457                 5,566
 Cash and cash equivalents at beginning of period                         13,759                 7,716
                                                                        --------              --------
Cash and cash equivalents at end of period                              $ 30,216              $ 13,282
                                                                        ========              ========

Supplemental disclosures:
   Interest paid                                                        $  6,358              $  6,005
   Income taxes paid                                                       1,137                 1,053
   Branch office acquisition:
     Deposits assumed                                                     26,565
     Loans acquired                                                         (121)
     Fixed assets acquired                                                  (272)
                                                                        --------

     Net liabilities assumed                                              26,172
     Cash received                                                       (22,898)
                                                                        --------
        Intangible asset                                                $  3,274
                                                                        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (amounts in thousands)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary, and the Bank"s subsidiary, S.B.T. Realty, Inc. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company"s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Comprehensive Income

                                                         Three months ended             Nine months ended
                                                            September 30,                 September 30,
                                                         2001          2000            2001           2000
                                                         ----          ----            ----           ----
Net income                                             $    794      $   658         $  2,171       $ 2,004
Net change in unrealized holding gains (losses)
 on securities during period                                625           643             931           566
                                                       --------      --------        --------       -------
Comprehensive income                                   $  1,419      $  1,301        $  3,102       $ 2,570
                                                       ========      ========        ========       =======

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

                                                              (amounts in thousands, except per share data)
                                                                                (unaudited)

                                                              Income            Shares            Per-Share
                                                              (Numerator)       (Denominator)       Amount
                                                              -----------       -------------       ------
Nine months ended September 30, 2001
   Basic EPS
      Net income and income available to common stockholders     $2,177            1,435           $   1.51
      Effect of dilutive securities, options                                           0
                                                                 ------            -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $2,177            1,435           $   1.51
                                                                 ======            =====

Nine months ended September 30, 2000
   Basic EPS
      Net income and income available to common stockholders     $2,004            1,488           $   1.35
      Effect of dilutive securities, options                                           0
                                                                 ------            -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                             $2,004            1,488           $   1.35
                                                                 ======            =====


                                                              (amounts in thousands, except per share data)
                                                                                   (unaudited)

                                                              Income            Shares             Per-Share
                                                              (Numerator)       (Denominator)        Amount
                                                              -----------       -------------        ------
Three months ended September 30, 2001
   Basic EPS
      Net income and income available to common stockholders      $ 794            1,424            $    .56
      Effect of dilutive securities, options                                           0
                                                                  -----            -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 794            1,424            $    .56
                                                                  =====            =====

Three months ended September 30, 2000
   Basic EPS
      Net income and income available to common stockholders      $ 658            1,471            $    .45
      Effect of dilutive securities, options                                           0
                                                                  -----            -----

   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 658            1,471            $    .45
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

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The impact of adopting this Statement on the consolidated financial statements was not material.

Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Management is currently evaluating the future impact of adopting this Statement on the consolidated financial statements.

                         Part I - FINANCIAL INFORMATION


                  Item 2. Management's Discussion and Analysis

Overview:

Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation, is the holding company for Salisbury Bank and Trust Company, (the "Bank") which is headquartered in Lakeville, Connecticut. The Company's sole subsidiary is the Bank, which has a full service Trust Department and offers commercial banking products and services through four full service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut.

The following is Management's discussion of the financial condition and results of operations on a condensed consolidated basis of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000.

In order to provide a strong foundation for building shareholder value and to serve its customers, the Company remains committed to investing in the technological and human resources necessary to implement new personalized financial products and to deliver them with the highest quality of service. As reported in previous quarters, the Bank installed a new core account processing system and launched a new Internet banking product called "SBTNET", both of which enhance the abilities of the Bank to better serve the financial needs of its customers. Also, as previously announced the Company signed a definitive agreement to purchase People's Bank Canaan, Connecticut branch office. This transaction closed on September 14, 2001 and the office opened as a branch of Salisbury Bank and Trust Company on September 17, 2001.

Net income for the nine months ended September 30, 2001 increased 8.34% to $2,171,000 or $1.51 per diluted share as compared to net income of $2,004,000 or $1.35 per diluted share for the nine months ended September 30, 2000. This 11.86% increase in earnings per diluted share is primarily attributable to the growth in the Company's base of earning assets and reflects repurchases of common stock by the Company.

Total assets at September 30, 2001 were $272,869,000 compared to $249,054,000 at December 31, 2000. This growth is primarily attributable to the Bank's purchase of People's Bank Canaan branch office that was completed during September 2001. In connection with this transaction, the Bank assumed approximately $26,000,000 in deposits, received approximately $120,000 in loans and $125,000 in fixed assets. Included in the sale were retail deposit accounts, commercial deposit accounts, safe deposit boxes, loans collateralized by deposits, personal and business credit lines and the branch premises. Total outstanding net loans increased to $146,215,000 at September 30, 2001. This compares to total net loans outstanding at December 31, 2000 of $138,270,000. This represents an increase of $7,945,000 or 5.75%. This increase is in the one-to-four family residential mortgage category and is primarily the result of the Bank's continuing efforts to develop new business in its market area. While the Company's base of earning assets has not changed significantly during the first nine months of 2001, the asset mix has changed resulting in an increase in interest income. The Company continues to carefully monitor the quality of its assets. During this period, nonperforming loans increased slightly from $521,000 at December 31, 2000 to $615,000 at September 30, 2001. Presently, the Company does not have any assets classified as Other Real Estate Owned; therefore, total nonperforming loans represent total nonperforming assets as well. This increase is not considered to be significant or indicative of any trend, but could be consistent with a softening of the local economy. Deposits increased $27,229,000 or 16.36% to $193,665,000 at September 30, 2001 compared to $166,436,000 at
December 31, 2000. As mentioned previously, this increase is primarily the result of the Bank's recent purchase of a new branch. Federal Home Loan Bank advances totaled $53,329,000 at September 30, 2001 compared to advances of $47,357,000 at December 31, 2000. This increase is the result of a strategy designed to increase net interest income.

During the year 2000, Salisbury Bancorp, Inc. declared a cash dividend each quarter of $.13 per share and a year end special dividend of $.25 per share. During the first quarter of 2001, the Board of Directors decided to increase the Company's regular quarterly dividends in lieu of the declaration of a special dividend and as a result voted to increase the regular quarterly dividend to $.21 per common share. A second quarter dividend of $.21 was also paid by the Company. The Company's Board of Directors also declared a third quarter cash dividend of $.21 per common share, which was paid on October 29, 2001 to shareholders of record as of September 28, 2001. While the Board anticipates continuing the $.21 per share quarterly dividend and eliminating any annual special dividends for 2001, shareholders should be aware that the declaration and payment of all dividends are dependent upon the condition and earnings of the Company.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

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

(amounts in thousands)(unaudited)
Nine months ended September 30                      2001            2000
                                                    ----            ----

Interest and Dividend Income                       $12,824        $12,215
  (financial statements)
Tax Equivalent Adjustment                              354            252
                                                   -------        -------
       Total Interest Income (on an FTE basis)      13,178        12,467
Interest Expense                                    (6,334)       (6,094)
                                                    ------        -------
Net Interest Income-FTE                             $6,844        $6,373
                                                    ======        ======

Interest and dividend income on an FTE basis for the nine months ended September 30, 2001 totaled $13,178,000 as compared to $12,467,000 for the same time period in 2000. This is an increase of $711,000 or 5.70%. The increase is primarily the result of a growth in average earning assets of approximately $14,000,000 or 6.23% when the nine month period ended September 30, 2001 is compared to the nine month period ended September 30, 2000. Overall the yield on earning assets was 7.35% compared to 7.39% a year ago.

Interest expense for the first nine months of 2001 totaled $6,334,000 compared to $6,094,000 for the same period in 2000. Deposits totaled $193,665,000 at September 30, 2001, which compared to total deposits of $163,054,000 at September 30, 2000. This increase of $30,611,000 or 18.77% resulted in an increase of $120,000 in interest expense on deposits when comparing the two periods; however, the significant increase in deposits was only from September 14, 2001(when the Canaan branch was acquired), thus there was no significant impact on interest expense during this period of 2001. Increased borrowings from the Federal Home Loan Bank also had an impact as total interest expense increased $120,000 or 5.59% for the first nine months of 2001 compared to the corresponding period in 2000. Overall total interest expense increased $240,000 or 3.94%. The result is a decrease in cost of funds of 15 basis points to 4.39% compared to 4.54% a year ago. Although interest margins continue to be pressured by aggressive competition, net interest income (on an FTE basis) increased $471,000 or 7.39% and totaled $6,844,000 at September 30, 2001, compared to $6,373,000 at September 30, 2000.

Noninterest Income

Noninterest income totaled $1,735,000 for the nine months ended September 30, 2001 as compared to $1,412,000 for the nine months ended September 30, 2000. Trust Department income increased slightly to $751,000 from $747,000.

Service charges increased $62,000 or 24.90% to $311,000 at September 30, 2001 compared to $249,000 at September 30, 2000. This increase is primarily the result of an increase in transactions from deposit accounts. The year 2001 has produced a gain on sale of Available-for-Sale securities in the amount of $88,000. Other income increased $169,000 or 40.63% to $585,000 for the first nine months of 2001, as compared to $416,000 for the corresponding period in 2000. This increase is primarily the result of increased fees generated from activity in the secondary mortgage market as well as an increase of deposit account transactions.

Noninterest Expense

Noninterest expense increased 13.37% to $4,875,000 for the first nine months of 2001 as compared to $4,300,000 for the corresponding period in 2000. Salaries and employee benefits totaled $2,833,000 for the nine month period ended September 30, 2001 compared to $2,495,000 for the same period in 2000. This is primarily the result of the additional staff hired to service the increase in new business coupled with annual pay increases and increasing costs of employee benefits. Occupancy and equipment expense increased 7.74% to $529,000 from $491,000. Data processing expense increased $19,000 or 10.11% to $207,000 at September 30, 2001. This compares to $188,000 at September 30, 2000. This is primarily the result of the Company's continuing commitment to investing in the technology that is necessary to meet the financial needs of it's customers. Other operating expenses increased $180,000 or 15.99% to $1,306,000 from $1,126,000. This is primarily the result of additional cost incurred that related to opening the new branch office in Canaan, Connecticut that was mentioned previously. The balance of the increase represents increases normally associated with the operations of the Company.

Income Taxes

The income tax provision for the nine months ended September 30, 2001 totaled $1,067,000 in comparison to $1,129,000 for the same period in 2000. The decrease is primarily the result of the impact of an increase in tax exempt interest income earned from the securities portfolio.

Net Income

Overall, net income totaled $2,171,000 for the nine months ended September 30, 2001. This compares to net income of $2,004,000 for the same period in 2000. This is an increase of $167,000 or 8.33% and represents earnings of $1.51 per diluted share. This compares to earnings per diluted share of $1.35 for the same period in 2000. This increase reflects management's continuing efforts to control operating expenses.


                      THREE MONTHS ENDED SEPTEMBER 30, 2001
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

For the following discussion, interest income is presented on a fully taxable equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)(unaudited)
Three months ended September 30,                    2001         2000
                                                    ----         ----

Interest and Dividend Income                       $4,310       $4,201
   (financial statements)
Tax Equivalent Adjustment                             131           84
                                                   ------       ------
       Total interest income(on an FTE basis)       4,441        4,285
Interest Expense                                   (2,054)      (2,188)
                                                   ------       -------
Net Interest Income-FTE                            $2,387       $2,097
                                                   ======       ======

Net Interest Income

Interest and dividend income in a FTE basis equaled $4,441,000 for the three months ended September 30, 2001 as compared to $4,285,000 for the same period in 2000. Although a declining rate environment generally has influenced interest income, this represents an increase of $156,000 or 3.64%. This is primarily the result of the growth from the loan portfolio, which increased $7,945,000 or 5.75% during the first nine months of 2001 to $146,215,000 from $138,270,000 at December 31, 2000. Interest and dividend income from the securities portfolio decreased slightly during this same period in 2001 when comparing the same period in 2000. This is primarily the result of an economy with lower interest rates.

Interest expense on deposits decreased $161,000 for the quarter to $1,290,000, compared to $1,451,000 for the same quarter in 2000. This decrease is primarily the result of a declining rate environment. Interest expense on Federal Home Loan Bank advances increased $27,000 or 3.66% to $764,000 in 2001, as compared to $737,000 for the same period in 2000 as borrowings increased $5,624,000 to $53,329,000 at September 30, 2001 compared to $47,705,000 at September 30, 2000.
This is a reflection of the Company's utilization of these borrowings as a component of its funding strategy.

As a result, net interest income and dividend income on an FTE basis for the three months ended September 30, 2001 totaled $2,387,000 as compared to $2,097,000 for the same period in 2000. The increase was $290,000 or 13.83%.

Noninterest Income

Noninterest income totaled $600,000 for the three months ended September 30, 2001, as compared to $472,000 for the three months ended September 30, 2000. This increase is primarily the result of increased transaction volume from deposit accounts as well as an increase in the fees generated from the sale of mortgages to the secondary market created by refinancing activities that have resulted from the movement downward in interest rates. It is also a reflection of an increase of $45,000 in gains on sales of Available-For-Sale securities during the same quarter in 2001.

Noninterest Expense

Noninterest expense totaled $1,641,000 for the three months ended September 30, 2001, as compared to $1,393,000 for the same period in 2000. This is an increase of $248,000 or 17.80%. Salaries and benefits increased $141,000 to $969,000. There is primarily the result of the addition of staff and increases in costs of employee benefits. In the aggregate, occupancy, equipment, data processing expenses increased $3,000 to $236,000 in 2001 from $233,000 in 2000. Other operating expenses increased $104,000 or 31.33% to $436,000 when comparing 2001 to 2000. This increase is primarily the result of expenses associated with the purchase and opening of the Bank's new Canaan, Connecticut branch office.

Income Taxes

The income tax provision for the three months ended September 30, 2001 totaled $384,000 in comparison to an income tax provision of $394,000 for the same period in 2000. Although income before taxes has increased, the income tax provision has decreased as the result of an increase in tax exempt income earned from the securities portfolio.

Net Income

Overall net income totaled $794,000 for the third quarter of 2001 compared to $658,000 for the comparable period of

2000. This is an increase of $136,000 or 20.66% and represents earnings of $.56 per diluted share. This compares to earnings per diluted share of $.45 for the same period in 2000. This increase reflects management's continuing efforts to control operating expenses.

Provisions and Allowance for Loan Losses

Total loans at September 30, 2001 were $147,649,000, which compares to total loans of $139,562,000 at December 31, 2000. This is an increase of $8,087,000 or 5.79%. While the Bank's loan portfolio continues to grow, the Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. At December 31, 2000 approximately 86% of the Bank's loan portfolio was related to real estate products and although the portfolio increased during the first nine months of 2001, the concentration remained consistent as 85% of the portfolio was related to real estate at September 30, 2001. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans and to that end the Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the nine months ended September 30, 2001 was $112,000 as compared to $100,000 for the same period in 2000. The increase is primarily the result of the growth in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Bank formally determines the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the nine month period of 2001 that is being reported. This determination is based on assessment of credit quality or "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 or more when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note. Such commercial loans and residential mortgages will be considered impaired under any of the following circumstances:
     1.  Non-accrual status;
     2.  Loans over 90 days delinquent;
     3.  Troubled debt restructures consummated after December 31, 1994; or
     4. Loans classified as "doubtful", meaning that they have weaknesses, which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The individual allowance for each impaired loan is based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, a risk of loss factor is applied in evaluating categories of loans generally as part of the periodic analysis of the Allowance for Loan Losses. This analysis reviews the allocations of the different categories of loans within the portfolio and it considers historical loan losses and delinquency figures as well as any recent delinquency trends.

The credit card delinquency and loss history is evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the nine month period ended September 30, 2001.

At September 30, 2001, the allowance for loan losses totaled $1,434,000 representing 233.17% of nonperforming loans, which totaled $615,000, and .97% of total loans of $147,649,000. This compared to $1,292,000 representing 247.99% of nonperforming loans which totaled $521,000 and .93% of total loans of $139,562,000 at December 31, 2000. Management does not believe that this increase of $94,000 in nonperforming loans represents any trend towards increased delinquency of loans, which would be likely to have an effect on the level of the allowance for loan losses. A total of $72,000 loans were charged off by the Company during the first nine months of 2001, as compared to $61,000 charged off during the corresponding period in 2000. These charged off loans consisted primarily of loans to individuals. A total of $101,000 of previously charged off loans was recovered during the nine month period ended September 30, 2001. Recoveries for the corresponding period in 2000 totaled $19,000. When comparing the two periods, and excluding the one large recovery in 2001 of $82,000, net charge-offs were $53,000 for the first nine months of 2001 and $42,000 for the same period in 2000, neither of which significantly impacted the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Capital

At September 30, 2001, the Company had $23,970,000 in shareholders' equity compared to $22,460,000 at December 31, 2000, which represents an increase of $1,510,000 or 6.72%. The change in capital accounts resulted from year to date earnings of $2,171,000 an increase of $931,000 in the adjustment for net unrealized holding gains/losses on securities (net of taxes), quarterly dividends declared of $901,000 and a decrease in equity of $691,000 resulting from the stock buy back program. The program has repurchased 136,828 shares since its inception in November of 1998. The Company expects that it will continue to repurchase stock through private and open market transactions from time to time when the Company believes it may do so on terms and at prices which are consistent with the best interest of the Company and its shareholders, while maintaining a capital cushion consistent with the standards established by the Federal Bank supervisory agencies for "well capitalized" institutions.

The various ratios of the Company at September 30, 2001 and 2000 were:
(unaudited)

                                                                               To Be "Well Capitalized"
                               Sept. 30, 2001      Sept. 30, 2000        For Capital        Under Prompt Corrective
                                                                      Adequacy Purposes:       Action Provisions:
Total Risk-Based Capital           16.11%                20.97%            8.00%                    10.00%
Tier 1 Risk-Based Capital          15.00%                19.93%            4.00%                     6.00%
Leverage Ratio                      7.87%                 9.52%            4.00%                     5.00%

The capital ratios of the Company have decreased when comparing the period ended September 30, 2001 to September 30, 2000. This is primarily the result of the recent branch acquisition that was mentioned earlier in this report, which involved both an expansion of the Bank's footings and the utilization of some of the Bank's capital as a deposit premium. Management considers the capital ratios of the Company and Bank to be adequate to continue to meet the foreseeable capital needs of the institution. Prudent and effective utilization of capital resources is likely to involve growth of the Company's base earning assets and additional repurchases of common stock designed to improve returns on equity and per share earnings performance.

Liquidity

The Bank's Asset/Liability Management Committee which operates in accordance with policies established and reviewed by the Bank's Board of Directors, implements and monitors compliance with these policies regarding the Bank's asset/ liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk measures the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary objectives of the Committee is to manage the Company's interest rate risk and control the sensitivity of earnings to changes in interest rates in order to improve net interest income and interest rate margins and to manage the maturities and interest rate sensitivities of assets and liabilities. At September 30, 2001 the Company's interest rate position was asset sensitive. However, the level of the interest rate risk was within the limits approved by the Board of Directors. Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. The Company's subsidiary, Salisbury Bank and Trust Company, is a member of the Federal Home Loan Bank system which provides credit to its members. This enhances the liquidity position by providing a source of available borrowings. At September 30, 2001, the Company had approximately $34,407,000 in loan commitments and unadvanced funds outstanding. The Company maintains ample liquidity to meet its present and foreseeable needs.

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

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders-Not applicable

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

          A.   Exhibits - None

          B.   Reports on Form 8-K:

         The Company filed a Form 8-K on September 5, 2001 to report that the Company's Board of Directors declared a quarterly cash dividend of $.21 per share to be paid on October 29, 2001 to shareholders of record as of September 28, 2001.

         The Company filed a Form 8-K on September 17, 2001 to report that the acquisition of certain assets and certain liabilities of the Canaan, Connecticut branch office of People's Bank had been completed.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Salisbury Bancorp, Inc.

Date: November 9, 2001                  by:  /s/ John F. Perotti
      -----------------                    ------------------------------
                                             John F. Perotti
                                             President/Chief Executive Officer

Date: November 9, 2001                  by:  /s/ John F. Foley
      ----------------                     ------------------------------
                                              John F. Foley
                                              Chief Financial Officer