Form 10KSB
period 2001-12-31
SALISBURY BANCORP INC
filed 2002-03-28
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 (Mark One)
[X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2001
                               -----------------

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

                         Commission file number 0-24751
                                                ---------

                             SALISBURY BANCORP, INC.
                 (Name of Small Business Issuer in its charter)

              Connecticut                                      06-1514263
------------------------------------                    -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

5 Bissell Street, Lakeville, CT                                 06039
-----------------------------------------                    ----------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (860) 435-9801
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including area code)

Securities registered under Section 12 (b) of the Exchange Act:

                                                         Name of Each Exchange
         Title of Each Class                              on Which Registered
         -------------------                          --------------------------

 Common stock par value $.10 per share                 American Stock Exchange
---------------------------------------              ---------------------------

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

Yes    [  X  ]   No   [   ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The revenues for the issuer's fiscal year ended December 31, 2001 are
$19,476,528

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). On February 4, 2002: $28,179,255

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   [ X  ]      No    [    ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,422,358 shares outstanding as of March 8, 2002.
Transitional Small Business Disclosure Format (check one): Yes [   ]   No  [ X ]
Documents Incorporated by Reference:  None


                                TABLE OF CONTENTS
                                -----------------
                                                                                                Page
                                                                                                ----
Part I
         Item 1 - Description of Business                                                         3

                  (a) General Development of the Business                                         3
                  (b) Narrative Description of Business                                           4
         Item 2 - Description of Properties                                                      13

         Item 3 - Legal Proceedings                                                              14

         Item 4 - Submission of Matters to a Vote of Security Holders                            14

Part II
         Item 5 - Market for Common Equity and
                  Related Stockholder Matters                                                    14

                  (a)      Market Information                                                    14
                  (b)      Holders                                                               14
                  (c)      Dividends                                                             14

         Item 6-  Management"s Discussion and Analysis                                           15

         Item 7 -          Financial Statements                                                  25

         Item 8 - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                         26

Part III

         Item 9 -  Directors, Executive Officers, Promoters, and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act                             26

         Item 10 -Executive Compensation                                                         28

         Item 11- Security Ownership of Certain Beneficial Owners
                  and Management                                                                 31

         Item 12- Certain Relationships and Related Transactions                                 32

         Item 13 -Exhibits, List and Reports on Form 8-K                                         33

Signatures                                                                                       34


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

The Bank serves its customers from its four (4) offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut. Substantially all of the Bank"s customers reside in or maintain their principal offices in Litchfield County, Connecticut or in Dutchess County or Columbia County, New York or in Berkshire County, Massachusetts.

The Company's products and services are all of the nature of a commercial bank and trust company.

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

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities. At December 31, 2001, it totaled $105,593,000 which represents approximately 37.23% of total assets.

         Deposits and Borrowings

The Bank"s primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build multiple account relationships with its customers. As a result, average daily deposits increased 9.51% to $176,540,000 during 2001.

The Bank is a member of the Federal Home Loan Bank of Boston. Borrowings totaled $53,003,746 at December 31, 2001 as compared with $47,357,293 at December 31, 2000.

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

         All Others

The Company also offers safe deposit rentals, foreign exchange, a full menu of electronic fund transfer services and other ancillary services to businesses and individuals.

(b)      Narrative Description of Business

Salisbury Bancorp, Inc. is a bank holding company, which as described above, has one subsidiary, Salisbury Bank and Trust Company (the "Bank").

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

         Competition

The Company and the Bank encounter competition in all phases of their business. Several competitive financial institutions have offices in the Salisbury, Connecticut Banking Market. In addition, the Bank competes with banking institutions located in Massachusetts and New York, as well as proximate areas of Connecticut.

The banking business in the area served by the Bank is very competitive. Based on information published by the Federal Reserve Bank of Boston, the Salisbury, Connecticut Banking market is served by seven (7) commercial banks and savings banks. As reflected below, the Bank has a 51.43% market share of deposits in such Salisbury Banking Market.


                                      SALISBURY, CONNECTICUT
                               ALL INSTITUTIONS, BY TOTAL DEPOSITS

                                                                          Market          Market
                                            City              State      Deposits         Share
l.  Salisbury Bancorp, Inc.                 Lakeville         CT        $ 183,320         51.43%
     (Salisbury Bank & Trust Company)                                   ($183,320)          ---
2. Canaan National Bancorp, Inc.            Canaan            CT        $  52,310         14.67%
    (Canaan National Bank)                                             ($  52,310)          ---
3. Iron Bancshares, Inc.                    Salisbury         CT        $  34,060          9.56%
    (National Iron Bank)                                               ($  34,060)          ---
4. NewMil Bancorp, Inc.                     New Milford       CT        $  32,990          9.26%
    (NewMil Bank)                                                      ($  32,990)          ---
5. Torrington Savings Bank                  Torrington        CT        $  26,800          7.52%
6. Union Savings Bank                       Danbury           CT        $  14,370          4.03%
7. Connecticut Mutual Holding Company       Winsted           CT        $  12,590          3.53%
                                                                        ---------          -----
    (Litchfield Bancorp)
                                                                        $ 356,440         100.00%
                                                                        ========          ======
Herfindahl-Hirschman Index:       3,123

Note: The table is based on June 30, 2000 FDIC and OTS Summary of Deposits data (dollars in millions). It reflects all mergers and bank holding company acquisitions completed by January 2, 2002. Holding companies with at least one commercial bank subsidiary are always considered commercial banking organizations, even in markets where only their thrift(s) operate.

While the Bank enjoys a large market share of the Salisbury Connecticut Banking Market, the Bank's share of the total deposits throughout all of Litchfield County would represent approximately 6% of such market, and would make the Bank the 8th largest of 20 institutions within Litchfield County.

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

In marketing its services, the Bank emphasizes its position as a hometown bank with personal service, flexibility and prompt responsiveness to the needs of its customers. Moreover, the Bank competes for both deposits and loans by offering competitive rates and convenient business hours. In addition to providing banking services to customers in its primary service areas, the Bank is a member of the automatic teller machine networks and offers internet banking services, which allow the Bank to deliver certain financial services to customers regardless of their proximity to the primary service area of the Bank.

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

Regulation Y requires bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve (12) months, is equal to ten percent (10%) or more of the Company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when:(i) the bank holding company"s capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.
The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S.900) (the "GLBA"), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies will be subject to oversight by the Federal Reserve Board, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies have greater ability to purchase or establish nonbank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, for the first time, securities and insurance firms will be permitted to purchase full-service banks.

While the GLBA Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services. The Company qualified and registered as a financial holding company in May 3, 2000.

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

Under FDIC regulations, FDIC-insured, state-chartered banks which are not members of the Federal Reserve System must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT"S DISCUSSION AND ANALYSIS".

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

Employees

The Company's current workforce at January 31, 2002 was 79 employees of whom 66 were full time and 13 were part time. The employees are not represented by a collective bargaining unit.

STATISTICAL DISCLOSURE REQUIRED PURSUANT TO SECURITIES EXCHANGE ACT, INDUSTRY GUIDE 3

The statistical disclosures required pursuant to Industry Guide 3, not contained in Management"s Discussion and Analysis of Financial Condition and Results of Operations-contained herein, are presented on the following pages of this Report on Form 10-KSB.

                                                                   Page(s) of
Item of Guide 3                                                    This Report
---------------                                                    -----------

I.       Distribution of Assets, Liabilities and Stockholders'
         Equity; Interest Rates and Interest Differential             21

II.      Investment Portfolio                                         10
III.     Loan Portfolio                                               11

IV.      Summary of Loan Loss Experience                              12
V.       Deposits                                                     17

VI.      Return on Equity and Assets                                  11

VII.     Short-Term Borrowings                                        13

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

(dollars in thousands)
                                                                             2001       2000        1999
                                                                          --------    --------     -------
Available-for-sale securities:
 (at fair value)
Equity securities                                                          $   135     $   179     $   137
U.S. Treasury securities and other
   U.S. government corporations and agencies                                38,701      46,761      33,290
Obligations of states and political subdivisions                            30,273      14,170      12,379
Mortgage-backed securities                                                  33,139      27,472      29,347
                                                                          --------    --------     -------
                                                                          $102,248    $ 88,582     $75,153
                                                                          ========    ========     =======


Held-to-maturity securities
 (at amortized cost)

U.S. Treasury securities and other
   U.S. government corporations and agencies                               $     0     $     0     $     0
Obligations of states and political subdivisions                               400         410         489
Mortgage-backed securities                                                 $   400     $   410     $   489
                                                                           -------     -------     -------
Federal Home Loan Bank stock                                               $ 2,945     $ 2,930     $ 2,102
                                                                           =======     =======     =======

For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2001:

(dollars in thousands)

                                         Under          1-5                  5-10                 Over 10
                                     1 Year Yield      Years      Yield      Years      Yield       Years      Yield      Total
                                     ------------      -----      -----      -----      -----       -----      -----      -----
Held-to-maturity
----------------
securities
----------
(at amortized cost)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies               $    0      $     0                 $     0                 $     0               $       0

Obligations of state and
   political subdivisions

Mortgage-backed
 securities                                                                                              400       6.38%    $    400

Available-for-sale
------------------
securities
----------
(at fair value)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies               $   0       $  1,038      5.38%     $ 3,034    6.70%        $34,629       6.89%    $ 38,701

Obligations of state and
 political subdivisions                  $   0       $    451      4.76%     $ 3,370    4.98%        $26,452       4.84%
$30,273
Mortgage-backed
 securities                              $   0       $  1,473      7.16%     $ 1,053    6.00%        $30,613       6.31%    $ 33,139



Loan Portfolio Analysis by Category
(dollars in thousands)
                                                                    December 31
                                          2001           2000           1999           1998            1997
                                       ---------       --------       --------      ---------       --------
Commercial, financial and              $  10,797      $   8,592      $   9,025      $  10,692      $  11,575
   agricultural
Real Estate-construction and               3,935          6,275          3,382          3,392          4,203
land development
Real Estate - residential                102,201         98,312         86,680         80,451         77,336
 Real Estate-commercial                   17,423         15,463         15,324         14,909         13,355
Consumer 10,030                           10,673         10,698         10,430         10,805
Other                                        125            247            364            535            655
                                       ---------       --------       --------      ---------       --------
                                         144,511        139,562        125,473        120,409       117,929
Allowance for possible loan losses        (1,445)        (1,292)        (1,160)        (1,260)        (1,226)
Unearned income                                0             (0)            (0)            (6)           (12)
                                       ---------       --------       --------      ---------       --------
     Net loans                         $ 143,066       $138,270       $124,313      $ 119.143       $116,691
                                       =========       ========       ========      =========       ========



There are no industry concentrations in the Bank"s loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 2001. Also provided are the amounts due after one
(1) year classified according to the sensitivity to changes in interest rates.

                                                                          Due after
                                                     Due in one           one year to      Due after
                                                     year or less         five years       five years
                                                     ------------         ----------       ----------
Commercial, financial,
 agricultural and real estate commercial                 $19,074            $ 3,029         $ 6,117
Real estate-construction and land development              3,957                  0               0
                                                         -------            -------         -------
                                                         $23,031            $ 3,029         $ 6,117
                                                         =======            =======         =======

Maturities after
  One Year with:
  Fixed interest rates                                                      $ 2,266         $ 6,117
 Variable interest rates                                                        763               0
                                                                            -------         -------
                                                                            $ 3,029         $ 6,117
                                                                            =======         =======

Return on Equity and Assests

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                                Year ended December 31,
                                                                -----------------------
                                                              2001       2000       1999
                                                              ----       ----       ----

Return on average total assets
 (net income divided by average total assets)                 1.14%      1.23%      1.25%

Return on average shareholders' equity
 (net income divided by average shareholders' equity)        12.25%     13.64%     12.96%

Dividend payout ratio
 (total declared dividends divided by net income)            41.38%     39.72%     39.16%

Equity to assets ratio
 (average shareholders' equity as a percentage of
   average total assets)                                      9.27%      8.98%      9.67%
Nonaccrual, Past Due and Restructured Loans

At December 31, 2001, there were two (2) nonaccrual loans in the Bank's portfolio. They were secured by 1-4 family residential properties. There were three (3) real estate loans 90 days past due and still accruing. They are scheduled to be brought current during 2002. When a mortgage loan becomes 90 days past due, and there is not sufficient collateral to cover the principal and accrued interest, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate. Other types of loans are generally charged off if they become 90 days or more delinquent. However, exception is warranted with the $44,000 in loans that are presently 90 days past due and still accruing.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)
                                                              December 31
                                          2001        2000        1999        1998         1997
                                         ------      ------      ------      ------      ------
Nonaccrual                               $  372      $  186      $  473      $1,208      $1,328
90 days or more past due                    215         323          10         109         279
Restructured loans                            0          12          12         547         764
                                         ------      ------      ------      ------      ------
Total nonperforming  loans               $  587      $  521      $  495      $1,864      $2,371
                                         ======      ======      ======      ======      ======


Total nonperforming loans as per-
 centage of the total loan portfolio       0.41%       0.37%       0.39%       1.55%       2.01%
Allowance for loan losses as a per-
 centage of  nonperforming loans         246.17%     247.99%     234.34%      67.60%      51.71%


                                    Information with respect to non-accrual and restructured loans at December 31, 2001, 2000 and 1999 is as follows:

(dollars in thousands)                                                        Year Ended December 31

                                                                       2001             2000              1999
                                                                       -----            ------            -----
Interest income that would have been recorded under original terms     $  38            $  12             $  37
Gross interest recorded                                                   28                1                11
                                                                       -----            ------            -----
Foregone interest                                                      $  10            $   11            $  26
                                                                       =====            ======            =====


Summary of Loan Loss Experience
(dollars in thousands)                                               Year Ended December 31
                                                  2001         2000          1999         1998         1997
                                                  ----         ----          ----         ----         ----
Balance of the allowance for
  loan losses at beginning of year              $ 1,292       $ 1,160      $ 1,260      $ 1,226      $ 1,242
                                                -------       -------      -------      -------      -------
Charge-offs:
   Commercial, financial and
      agricultural                                    0             0            1            0
   Real estate mortgage                              13            21          243           53           38
   Consumer                                          88            50           25           52           66
                                                -------       -------      -------      -------      -------
   Total charge-offs                                101            71          269          112          104
                                                -------       -------      -------      -------      -------

Recoveries:
   Commercial, financial and
       agricultural                                   0             0            0            0           11
   Real estate mortgage                              87             6           19           13            7
   Consumer                                          17            17           30           13           20
                                                -------       -------      -------      -------      -------
       Total recoveries                             104            23           49           26           38
                                                -------       -------      -------      -------      -------
Net charge-offs                                      (3)           48          220           86           66
Provisions charges to operations                    150           180          120          120           50
                                                -------       -------      -------      -------      -------
Balance at end of year                          $ 1,445       $ 1,292      $ 1,160      $ 1,260      $ 1,226
                                                =======       =======      =======      =======      =======
Ratio of net charge-offs to
  average loans outstanding                       (.002%)         .04%         .18%         .07%         .06%
Ratio of allowance for loan losses
  to year end loans                                1.01%          .93%         .93%        1.05%        1.04%

Allocation of the Allowance for Loan Losses
(dollars in thousands)
                                                                    Years Ended December 31
                                  2001                  2000                  1999                 1998                  1997
                             Amount   Percent     Amount    Percent    Amount     Percent   Amount     Percent     Amount    Percent
                             ------   -------     ------    -------    ------     -------   ------     -------     ------    -------
Commercial, financial and
 agricultural               $  120     7.47%      $  160      6.16%    $  160       7.19%    $  182      8.90%     $  190      9.82%
Real estate construction
 and land development           24     2.72%           0      4.50%         0       2.70%         0      3.01%          0      3.56%

Real estate mortgage         1,200    82.78%       1,066     81.51%       941      81.30%       982     78.59%        941     76.90%
Consumer                       100     6.94%          65      7.65%        58       8.52%        95      8.96%         94      9.16%
Other loans                      1      .09%           1       .18%         1        .29%         1       .54%          1       .56%
                            ------   ------       ------    ------     ------     ------     ------    ------      ------    ------
                            $1,445   100.00%      $1,292    100.00%    $1,160     100.00%    $1,260    100.00%     $1,226    100.00%
                            ======   ======       ======    ======     ======     ======     ======    ======      ======    ======

Provisions to the allowance for possible loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgement of the amount necessary to cover possible losses on the collection of loans. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.

Short-Term Borrowings
(dollars in thousands)                                      December 31
                                                 2001          2000         1999
                                                 ----          ----         ----
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                   5.95%        5.93%        5.19%
    For the year                                  5.62%        5.81%        5.19%
Average amount outstanding during the year     $53,407      $49,291      $35,954
Maximum amount outstanding at any month        $56,766      $58,605      $42,038
Amount outstanding at year end                 $53,004      $47,357      $39,712

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company is not the owner or lessee of any properties. The Bank does not lease any properties. The properties described below are owned by the Bank.

The Bank serves its customers from its four (4) offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut. The Bank's trust department is located in a separate building adjacent to the main office of the Bank.

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

         OFFICES                     LOCATION                    STATUS
         Main Office            5 Bissell Street                  Owned
                                Lakeville, Connecticut

         Trust Department       19 Bissell Street                 Owned
                                Lakeville, Connecticut

         Salisbury Office       18 Main Street                    Owned
                                Salisbury, Connecticut

         Sharon Office          29 Low Road                       Owned
                                Sharon, Connecticut

         Canaan Office          94 Main Street                    Owned
                                Canaan, Connecticut

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to its business, there are no material legal proceedings pending to which the Company, Bank, or their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company"s 2001 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

(a)      Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                                                 2001 Quarters                               2000 Quarters
                                    ---------------------------------------     --------------------------------------
                                      4th       3rd        2nd         1st       4th        3rd        2nd       1st
Range of Stock prices:
     High                           $23.60     $24.25     $20.00     $19.00     $18.50     $17.50     $17.75    $18.88
     Low                            $20.79     $19.70     $19.00     $18.00     $17.25     $17.00     $17.19    $17.25

(b)      Holders

There were approximately 519 holders of stock as of March 8, 2002. This number includes brokerage firms and other financial institutions which hold stock in their name but which is actually owned by third parties. The Company is not provided with the number or identities of these parties.

(c)      Dividends

Dividends are currently declared four (4) times a year, and the Company expects to follow such practices in the future. During the year 2001, Salisbury Bancorp, Inc. declared a cash dividend each quarter of $.21 per share. Dividends for the year 2001 totaled $.84 per share which compared to total dividends of $.77 that were declared in the year 2000. At their February 25, 2002 meeting, the Directors of Salisbury Bancorp, Inc. declared a cash dividend of $.22 per share for the first quarter of 2002. The dividend will be paid on April 26, 2002 to shareholders of record as of March 29, 2002. Payment of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or (2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. The following table presents cash dividends declared per share for the last two (2) years:

                                                 2001 Quarters                               2000 Quarters
                                    ---------------------------------------     --------------------------------------
                                      4th       3rd        2nd         1st       4th        3rd        2nd       1st
Cash dividends
    declared                        $0.21      $0.21      $0.21      $0.21      $0.38      $0.13      $0.13     $0.13

The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 12 of the Consolidated Financial Statements for a description of restrictions on the ability of the Bank to pay dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS Salisbury Bancorp, Inc. And Subsidiary


OVERVIEW

The following provides management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, which has four (4) full service offices including a Trust Department located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut. The Company and the Bank were formed in 1998 and 1848, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report.

In order to provide a strong foundation for building shareholder value and to serve its customers, the Company remains committed to investing in the technological and human resources necessary to implement new personalized financial products and to deliver them with the highest quality of service. To that end, in 2001, the Bank launched a new internet banking product called "SBTNET" and acquired a branch in Canaan, Connecticut. This new branch has added banking convenience for our Canaan area customers and, with deposits of $26,811,000 as of December 31, 2001, offers a solid base for expanding the Bank's operation in that area.

Earnings for the Company amounted to $2,901,000 in 2001, a 1.83% increase over year 2000 earnings of $2,849,000. Earnings per diluted share increased 5.73% to $2.03 per share for 2001 compared to a $1.92 for 2000.

The growth in net income and earnings per share during 2001 reflect an increase in average earning assets and noninterest income, the continuing efforts of management to control operating expenses, and the reduced number of shares outstanding as a result of stock repurchases.

The Company's risk-based capital ratios at December 31, 2001, which includes the risk-weighted assets and capital of the Salisbury Bank and Trust Company were 15.09% for Tier 1 capital and 16.21% for total capital. The Company's leverage ratio was 7.61% at December 31, 2001.

As a result of the Company's financial performance, the Board of Directors increased the dividends declared on the Company's common stock to $.84 per share in 2001, compared to $.77 per share in 2000.

FINANCIAL CONDITION
COMPARISON OF DECEMBER 31, 2001 AND 2000

Total assets at December 31, 2001 were $283,602,000 compared to $249,054,000 at December 31, 2000, an increase of $34,548,000 or 13.87%. This growth is primarily attributable to the Bank's purchase of People's Bank Canaan branch office that was completed during September 2001. In connection with this transaction, the Bank assumed approximately $26,000,000 in deposits, received approximately $120,000 in loans and $272,000 in fixed assets.

SECURITIES PORTFOLIO

As of December 31, 2001, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $105,593,000. This represents an increase of $13,671,000 or 14.87% when compared to $91,922,000 at year-end 2000. The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversification to the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. The Company continues to use arbitrage strategy by borrowing funds and investing them at a rate of return higher than the borrowing cost in order to generate additional interest income. This strategy contributes to the growth in the portfolio. The growth in the securities portfolio however, is primarily the result of increased investing activities resulting from the cash received from the purchase of the Canaan branch.



The primary component of the total portfolio is U.S. Government sponsored agencies, which account for 34.72% of the portfolio at December 31, 2001 compared to 48.70% at December 31, 2000. This decrease from year-end 2000 is the result of Management's efforts to increase after tax earnings by increasing investment activity in tax-exempt municipal investments. The remaining portion of the portfolio primarily consists of mortgage-backed securities. At December 31, 2001, securities totaling $102,248,000 were classified as available-for-sale and securities totaling $400,000 were classified as held-to-maturity.

As of January 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This resulted in new classifications of the securities in the portfolio; Securities-Available-for-Sale, and Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding losses and gains (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At December 31, 2001, the unrealized loss net of tax was $279,000 compared to an unrealized loss net of tax of $171,000 at December 31, 2000. The securities reported as securities-held-to-maturity are stated at amortized cost.

FEDERAL FUNDS SOLD

The balance of federal funds sold totaled $18,150,000 at December 31, 2001. This compares to $5,125,000 at December 31, 2000. This increase is primarily the result of the cash received with the acquisition of the new Canaan branch. Although this total is somewhat higher than the Bank's normal operating range of funds for daily cash needs, some of the funds are being invested in the securities portfolio while others will fund loans.

LENDING

Loans receivable, net of allowance for loan losses increased $4,796,000 to $143,066,000 at December 31, 2001 or 3.47% compared to $138,270,000 at December
31, 2000. The Company's credit function is designed to insure adherence to prudent credit standards despite competition for loans in the Company's market area. The Company offers a wide variety of loan types and terms along with competitive pricing to customers, although the largest dollar volumes of loan growth continue to be in the residential mortgage area. For the year ending December 31, 2001, residential mortgages increased $3,889,000 or 3.96% to $102,201,000. This compares to residential mortgages that totaled $98,312,000 at December 31, 2000. This increase is primarily the result of continuing efforts to develop new personalized financial products and services designed to meet the needs of our customers.

PROVISIONS AND ALLOWANCE FOR LOAN LOSSES

Total loans at December 31, 2001 were $144,511,000, which compares to total loans of $139,562,000 at December 31, 2000. This is an increase of $4,949,000 or 3.55%. While the Bank's loan portfolio continues to grow, the Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. At December 31, 2001 approximately 86% of the Bank's loan portfolio was related to real estate products and although the portfolio increased during the year 2001, the concentration remained consistent as approximately 86% of the portfolio was related to real estate at December 31, 2001. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the year 2001 was $150,000 as compared to $180,000 for the year ended December 31, 2000.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the year ended December 31, 2001. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 or more when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note. Any such commercial loans and residential mortgages will be considered impaired under any of the following circumstances:

1.      Non-accrual status;
2.      Loans over 90 days delinquent;
3.      Troubled debt restructures consummated after December 31, 1994; or
4. Loans classified as "doubtful", meaning that they have weaknesses, which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The individual allowance for any impaired loan is based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

In addition, a risk of loss factor is applied in evaluating categories of loans generally as part of the periodic analysis of the Allowance for Loan Losses. This analysis reviews the allocations of the different categories of loans within the portfolio and it considers historical loan losses and delinquency figures as well as any recent delinquency trends.

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the year ended December 31, 2001.

At December 31, 2001, the allowance for loan losses totaled $1,445,000, representing 246.17% of nonperforming loans, which totaled $587,000, and 1.00% of total loans of $144,511,000. This compared to $1,292,000 representing 247.99% of nonperforming loans, which totaled $521,000 and .93% of total loans of $139,562,000 at December 31, 2000. Management does not believe that the increase of $66,000 in nonperforming loans represents any trend towards increased delinquency of loans, which would be likely to have an effect on the adequacy of the allowance for loan losses. While a total of $101,000 loans were charged off during the year 2001, as compared to $71,000 during 2000, a total of $104,000 of previously charged off loans was recovered during the year ended December 31, 2001. Recoveries for the year 2000 totaled $23,000. When comparing the two years, net charge-offs were $48,000 for the year 2000 and during the year 2001 net recoveries exceeded charge offs by $3,000. The $51,000 difference in net recoveries more than compensated for the $30,000 reduction in provisions during 2001. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year-end 2001 totaled $201,351,000 compared to $166,436,000 at year-end 2000. This increase of $34,915,000 or 20.98% can be primarily attributed to the acquisition of the Canaan branch as previously mentioned where the Company acquired approximately $26,000,000 in deposits as part of that transaction. Ongoing efforts of the Company to develop and maintain relationship banking with its customers coupled with competitively priced products has also been a contributing factor in the growth of deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was an increase in savings and money market accounts which are lower cost core deposits.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)
                                          Year ended December 31
                             2001                   2000                       1999
                  -------------------      ------------------       --------------------
                  Average                   Average                  Average
                  Balance        Rate       Balance      Rate        Balance        Rate
                  -------        ----       -------      ----        -------        ----

Demand           $ 31,497                  $ 31,522                  $ 30,024
NOW                17,185        1.07%       16,246       1.06%        16,400       2.03%
Money Market       50,331        3.41%       43,975       4.71%        36,782       3.67%
Savings            16,674        2.37%       15,691       2.43%        15,315       2.43%
Time               60,854        4.94%       53,781       5.20%        58,933       4.99%
                 --------                  --------                  --------

                 $176,541        3.00%     $161,215       3.36%      $157,454       3.07%
                 ========                  ========                  ========


Maturities of time certificates of deposits of $100,000 or more outstanding for the years ended December 31 are summarized as follows:

(dollars in thousands)
                                                   Year Ended December 31
                                                 2001        2000         1999
                                               -------      -------      -------
Three months or less                           $ 3,895      $ 3,355      $ 2,296
Over three months through six months             4,161        4,351        4,120
Over six months through one year                 4,398        7,105        5,194
Over one year                                    5,708        2,088        3,294
                                               -------      -------      -------

Total                                          $18,162      $16,899      $14,904
                                               =======      =======      =======

BORROWINGS

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy which is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2001, the Company had $53,004,000 in outstanding advances from the Federal Home Loan Bank compared to $47,357,000 at December 31, 2000. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank of Boston.

INTEREST RATE RISK

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on net interest income. Net interest income is sensitive to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than earning assets.

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

At December 31, 2001 the Company was slightly asset sensitive, however, the level of interest rate risk is within the limits approved by the Board of Directors.

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

At December 31, 2001, the Company had approximately $27,232,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

CAPITAL

At December 31, 2001, the Company had $23,363,000 in shareholder equity compared to $22,460,000 at December 31, 2000. This represents an increase of $903,000 or 4.02%. Several components contributed to the change since December 2000. Earnings for the year totaled $2,901,000. Market conditions have resulted in a negative adjustment to unrealized comprehensive income of $108,000. The Company declared dividends in 2001 resulting in a decrease in capital of $1,199,000. During 2001, the Company repurchased 36,008 shares of stock which reduced capital in the amount of $691,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes in account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year-end 2001, the Company had a risk-based capital ratio of 16.21% compared to 20.05% at December 31, 2000. The decrease is the result of the activity in the Company's stock buy back program during the year as well as the impact on the risk-based capital resulting from the acquisition of the Canaan branch as mentioned previously. Despite the decrease from the prior year end, the Company's ratio of total capital to risk rated assets of 16.21% substantially exceeds all applicable requirements for "well capitalized" institutions.

Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meeting regulatory requirements and being consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

RESULTS OF OPERATIONS
COMPARISON BETWEEN 2001 AND 2000

NET INTEREST INCOME

The Company earns income from two basic sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary. The Company accepts funds from depositors or borrows funds and then either lends the funds to borrowers or invests those funds in various types of securities. The second is fee income, which is discussed in the noninterest income section of this analysis. Net interest income is the difference between the interest and fees earned on loans and securities (the Company's earning assets) and the interest expense paid on deposits and borrowed funds, primarily in the form of advances from the Federal Home Loan Bank. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and borrowed funds and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and borrowed funds. For this discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(dollars in thousands)                                December 31
                                         2001            2000             1999
                                       --------        --------        --------
Interest Income
 (financial statements)                $ 17,089        $ 16,510        $ 14,524

Tax Equivalent Adjustment                   504             335             295

Interest Expense                         (8,300)         (8,284)         (6,683)
                                       --------        --------        --------

Net Interest Income-FTE                $  9,293        $  8,561        $  8,136
                                       ========        ========        ========

The Company's 2001 interest income-FTE of $17,089,000 was $579,000 or 3.51% greater than 2000. This is primarily the result of an increase in average earning assets of $19,444,000 or 8.61% during 2001. Interest expense increased $16,000 to $8,300,000 in 2001. Although average deposits increased $15,441,000 or 11.91% and average advances from the Federal Home Loan Bank increased $4,116,000 or 8.35%, an environment of generally lower rates resulted in the minimal increase in interest expense for the year 2001. Overall, net interest income-FTE increased 8.55% to $9,293,000 in 2001 compared to $8,561,000 in 2000.

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2001 net interest margin (FTE) of 3.79% was the same as that in 2000. Although interest margins continue to be pressured by aggressive competition, increased volumes of deposits and borrowings have resulted in the increase in net interest and dividend income on a fully taxable equivalent basis.


YIELD ANALYSIS

Average Balances, Interest Earned and Rates Paid
                                                                      Year Ended December 31
(dollars in thousands)                       2001                             2000                               1999
                              -------------------------------   ------------------------------     ---------------------------------
                                           INTEREST                         INTEREST                           INTEREST
                               AVERAGE      EARNED/    YIELD     AVERAGE     EARNED/     YIELD      AVERAGE     EARNED/       YIELD
                               BALANCE      PAID*      RATE*     BALANCE     PAID*       RATE*      BALANCE     PAID*         RATE*
                               -------      -----      -----     -------     -----       -----      -------     -----         -----
ASSETS
Interest earning assets:
Loans                         $145,502     $11,344     7.80%    $129,972     $10,494     8.07%      $123,174       $9,621      7.81%
TaxableSecurities              $68,921      $4,422     6.42%     $73,958      $4,810     6.50%       $65,403       $4,016      6.14%
Tax-Exempt securities          $20,030      $1,481     7.39%     $13,160        $987     7.50%       $11,614         $867      7.47%
Federal Funds                   $9,986        $310     3.10%      $8,382        $533     6.36%        $6,156         $295      4.79%
Other Interest Income             $809         $36     4.45%        $332         $21     6.33%          $447          $20      4.47%
                              --------     -------     ----     --------     -------     ----       --------      -------      ----
Total interest earning        $245,248     $17,593     7.17%    $225,804     $16,845     7.46%      $206,794      $14,819      7.17%
                                           =======                           =======                              =======

assets
Alowance for loan
losses                         ($1,412)                          ($1,187)                            ($1,190)
Cash & due from
Banks                           $5,138                            $5,040                              $5,101
Premise,Equipment               $2,676                            $2,425                              $2,498
Net unrealized gain/loss
on AFS Securities                 $500                           ($2,803)                              ($754)
Other Assets                    $3,312                            $3,281                              $2,378
                              --------                          --------                            --------
Total Average Assets          $255,462                          $232,560                            $214,827
                              ========                          ========                            ========


LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest Bearing
Liabilities:
Now/Money Market
Deposits                       $67,516      $1,901     2.82%     $60,221      $2,245     3.73%       $53,182       $1,524      2.87%
Savings Deposits               $16,674        $396     2.37%     $15,691        $382     2.43%       $15,315         $372      2.43%
Time Deposits                  $60,854      $3,004     4.94%     $53,781      $2,794     5.20%       $58,933       $2,939      4.99%
Borrowed Funds                 $53,407      $2,999     5.62%     $49,291      $2,863     5.81%       $35,594       $1,848      5.19%
                               -------      ------     ----      -------      ------     ----        -------       ------      ----

Total Interest Bearing
Liabilities                   $198,451      $8,300     4.18%    $178,984      $8,284     4.63%      $163,024       $6,683      4.10%
                                            ------              --------                            --------
Demand Deposits                $31,497                           $31,522                             $30,024
Other Liabilities               $1,829                            $1,167                                $999
Shareholders' Equity           $23,685                           $20,887                             $20,780
                              --------                          --------                            --------

Total Liabilities and
Equity                        $255,462                          $232,560                            $214,827
                              ========                          ========                            ========
 Net Interest Income                         $9,293                            $8,561                               $8,136
                                             ======                            ======                               ======
Net Interest Spread                                    2.99%                             2.83%                                 3.07%
Net Interest Margin                                    3.79%                             3.79%                                 3.93%
* Annualized
Consolidated


Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(dollars in thousands)                           2001  over 2000                        2000 over 1999
                                        ---------------------------------      --------------------------------
                                        Volume         Rate        Total        Volume        Rate        Total
                                        -------      -------      -------      -------      -------      -------
Increase (decrease) in:
Interest income on:
   Loans                                $ 1,253      $  (403)     $   850      $   531      $   342      $   873
   Taxable investment securities           (327)         (61)        (388)         525          269          794
   Tax-exempt investment securities         515          (21)         494          116            4          120
   Other interest income                    132         (340)        (208)         101          138          239
Total interest income                   $ 1,573      $  (825)     $   748      $ 1,273      $   753      $ 2,026
                                        -------      -------      -------      -------      -------      -------

Interest expense on:
   NOW/Money Market deposits            $   272      $  (616)     $  (344)     $   202      $   519      $   721
   Savings deposits                          24          (10)          14            9            1           10
   Time deposits                            368         (158)         210         (258)         113         (145)
   Borrowed funds                           239         (103)         136          711          304        1,015
                                        -------      -------      -------      -------      -------      -------
Total interest expense                  $   903      $  (887)     $    16      $   664      $   937      $ 1,601
                                        -------      -------      -------      -------      -------      -------

Net interest margin                     $   670      $    62      $   732      $   609      $  (184)     $   425
                                        =======      =======      =======      =======      =======      =======

NONINTEREST INCOME

Fees earned by the Trust Department remain the largest component of noninterest income and amounted to $1,070,000 in 2001. This compares to $1,108,000 for the corresponding period in 2000. A significant portion of trust fee income is based upon the value of assets under management, and, as such, the calculation of fees is influenced by the value of the markets at the time of assessment. During the year 2001, as a result of this decline in stock market values, trust fee income decreased from year 2000 levels. Estate settlement fees also contribute to trust department income. Although the timing of the receipt of the fee is difficult to predict, the overall volume of business for 2001 and 2000 was very comparable. Other noninterest income increased $467,000 to $1,317,000 for the year ended compared to $850,000 for the same period in 2000. Service charges on deposit accounts increased $78,000 or 23.08% to $416,000 compared to $338,000 for the same period in 2001. Growth in demand deposit and NOW accounts generated an increase in transaction volumes resulting in increased fees. As a result of investment activities in the securities portfolio during the year the Company recorded gains on sales of available-for-sale securities of $130,000. This compared to recorded losses of ($64,000) for the year ended December 31, 2000. This represents an increase of $194,000 when comparing the two years. An economic environment of generally lower interest rates resulted in significant activity in mortgage refinancing and was the primary result of the increase in fees generated from the sale of loans held-for-sale to $184,000 for the year ended December 31, 2001. This is an increase of $111,000 or 152.05% over a total of $73,000 earned for the year ended December 31, 2000. Other noninterest income increased $84,000 or 16.70% to $587,000 from $503,000 for the year ended December 31, 2001 as compared to the same period in 2000. The Company's VISA credit card program and Master Money Debit Card program grew during 2001, resulting in increased transaction fees. The Company continues to seek to increase noninterest income due to its importance as a potential contributor to profitability.

NONINTEREST EXPENSE

Noninterest expense totaled $6,755,000 in 2001. This is an increase of $958,000 when compared to total noninterest expense of $5,797,000 in 2000. However, as a percentage of total average earning assets, these expenses have remained generally consistent at 2.75% in 2001 and 2.57% in 2000. Salaries and employee benefits increased $439,000 or 12.92%. This is primarily the result of the additional staff hired to service the increase in new business coupled with annual pay increases and increasing costs of employee benefits. Occupancy and equipment expenses increased 12.54% to $733,000 from $651,000. The increases in these expenses were costs primarily associated with the acquisition of the new Canaan branch as mentioned previously. During 2001 data processing expenses decreased 14.34% to $247,000 from $288,000 as a result of the renegotiation of various data processing agreements with vendors. Insurance expenses for the year 2001, which do not include insurance benefits associated with employees, decreased $14,000 or 13.21% to $92,000 from $106,000, as a result of the Company's claim experience and management's renegotiation of various renewal premiums on policies. Printing and stationery costs increased $29,000 or 19.33% to $179,000 for the year ended December 31, 2001 compared to $150,000 for the year 2000. This is the result of the need for new forms and documentation relating primarily to either new regulatory requirements or the new office in Canaan. Amortization of intangible assets from branch acquisitions is a new expense to the Company that is associated with the Canaan branch acquisition. For the year ended December 31, 2001 the expense totaled $48,000. Other operating expenses increased $423,000 or 37.07% to $1,564,000 from $1,141,000 when comparing the two years. This is primarily the result of additional costs related to the Canaan branch.

INCOME TAXES

In 2001, the Company's tax expense was $1,370,000, an effective tax rate of 32.08%. This compares to income tax expense of $1,357,000 in 2000, reflecting an effective tax rate of 32.26%. This is primarily the result of the impact of an increase in tax-exempt interest income earned from the securities portfolio.

NET INCOME

Overall, net income totaled $2,901,000 for the year ended December 31, 2001, compared to net income of $2,849,000 for the year 2000. This was an increase of $52,000 or 1.83% and reflects earnings of $2.03 per diluted share for the year, compared to earnings per diluted share of $1.92 for the same period in 2000.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
------------------------------------------

Report of Independent Auditors" January 28, 2002........................   F-1

Consolidated Balance Sheets at December 31, 2001 and 2000...............   F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2001 and 2000.............................................   F-3

Consolidated Statements of Changes in Stockholders" Equity
 for the Years Ended December 31, 2001 and 2000.........................   F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2001 and 2000.............................................   F-5

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 2001 and 2000.................................   F-7

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet at December 31, 2001 and 2000............................   F-22

 Statement of Income for the Year Ended December 31, 2001 and 2000......   F-23

 Statement of Cash Flows for the Year Ended December 31, 2000 and 1999..   F-24

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                           /s/SHATSWELL, MacLEOD & COMPANY, P.C.
                                           -------------------------------------
                                           SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 28, 2002

                                       SALISBURY BANCORP, INC. AND SUBSIDIARY
                                       --------------------------------------

                                             CONSOLIDATED BALANCE SHEETS

                                             ---------------------------
                                             December 31, 2001 and 2000
                                             --------------------------


ASSETS                                                                                2001              2000
------                                                                         ------------------------------------
Cash and due from banks                                                            $   7,184,123      $   6,799,553
Interest bearing demand deposits with other banks                                        258,097            673,455
Money market mutual funds                                                                617,461          1,161,416
Federal funds sold                                                                    18,150,000          5,125,000
                                                                                   -------------      -------------
           Cash and cash equivalents                                                  26,209,681         13,759,424
Investments in available-for-sale securities (at fair value)                         102,248,029         88,581,628
Investments in held-to-maturity securities (fair values of $401,403 as of
   December 31, 2001 and $408,188 as of December 31, 2000)                               399,989            410,441
Federal Home Loan Bank stock, at cost                                                  2,945,200          2,930,300
Loans, net                                                                           143,066,109        138,270,230
Investment in real estate                                                                 75,000             75,000
Premises and equipment                                                                 2,683,487          2,521,329
Intangible assets on branch acquisition                                                3,226,554
Accrued interest receivable                                                            1,681,268          1,790,228
Other assets                                                                           1,067,143            715,415
                                                                                   -------------      -------------
           Total assets                                                            $ 283,602,460      $ 249,053,995
                                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                             $  37,702,153      $  32,098,094
   Interest-bearing                                                                  163,649,335        134,337,910
                                                                                   -------------      -------------
           Total deposits                                                            201,351,488        166,436,004
Federal Home Loan Bank advances                                                       53,003,746         47,357,293
Due to broker 4,203,808                                                               11,004,451
Other liabilities                                                                      1,680,272          1,795,991
                                                                                   -------------      -------------
           Total liabilities                                                         260,239,314        226,593,739
                                                                                   -------------      -------------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,422,358 shares in 2001 and 1,458,366 shares in 2000              142,236            145,837
   Paid-in capital                                                                     2,281,415          2,968,894
   Retained earnings                                                                  21,218,155         19,516,414
   Accumulated other comprehensive loss                                                 (278,660)          (170,889)
                                                                                   -------------      -------------
           Total stockholders' equity                                                 23,363,146         22,460,256
                                                                                   -------------      -------------
           Total liabilities and stockholders' equity                              $ 283,602,460      $ 249,053,995
                                                                                   =============      =============




              The accompanying notes are an integral part of these consolidated financial statements.

                               SALISBURY BANCORP, INC. AND SUBSIDIARY
                               --------------------------------------

                                 CONSOLIDATED STATEMENTS OF INCOME
                                 ---------------------------------

                               Years Ended December 31, 2001 and 2000
                               --------------------------------------

                                                                         2001              2000
                                                                     ------------     ------------
Interest and dividend income:
   Interest and fees on loans                                        $ 11,343,508     $ 10,494,181
   Interest and dividends on securities:
     Taxable                                                            4,218,806        4,608,874
     Tax-exempt                                                           977,487          651,386
     Dividends on equity securities                                       203,806          200,784
   Other interest                                                         345,784          554,517
                                                                     ------------     ------------
         Total interest and dividend income                            17,089,391       16,509,742
                                                                     ------------     ------------
Interest expense:
   Interest on deposits                                                 5,301,623        5,421,144
   Interest on Federal Home Loan Bank advances                          2,999,174        2,863,277
                                                                     ------------     ------------
         Total interest expense                                         8,300,797        8,284,421
                                                                     ------------     ------------
         Net interest and dividend income                               8,788,594        8,225,321
Provision for loan losses                                                 150,000          180,000
                                                                     ------------     ------------
         Net interest and dividend income after provision for
           loan losses                                                  8,638,594        8,045,321
                                                                     ------------     ------------
Other income:
   Trust department income                                              1,070,017        1,108,249
   Service charges on deposit accounts                                    416,060          337,708
   Gains (losses) on sales of available-for-sale securities, net          130,117          (63,976)
   Gain on sale of loans held-for-sale                                    183,618           72,719
   Other income                                                           587,325          502,993
                                                                     ------------     ------------
         Total other income                                             2,387,137        1,957,693
                                                                     ------------     ------------
Other expense:
   Salaries and employee benefits                                       3,833,838        3,395,161
   Occupancy expense                                                      246,549          233,107
   Equipment expense                                                      486,393          418,146
   Data processing                                                        247,061          288,426
   Insurance                                                               92,323          105,613
   Net cost of operation of other real estate owned                         1,559            1,762
   Printing and stationery                                                178,624          149,988
   Legal expense                                                           56,286           64,192
   Amortization of intangible assets from branch acquisitions              47,767
   Other expense                                                        1,564,454        1,140,601
                                                                     ------------     ------------
         Total other expense                                            6,754,854        5,796,996
                                                                     ------------     ------------
         Income before income taxes                                     4,270,877        4,206,018
Income taxes                                                            1,369,674        1,356,994
                                                                     ------------     ------------
         Net income                                                  $  2,901,203     $  2,849,024
                                                                     ============     ============

Earnings per common share                                            $       2.03     $       1.92
                                                                     ============     ============


              The accompanying notes are an integral part of these consolidated financial statements.



                                               SALISBURY BANCORP, INC. AND SUBSIDIARY
                                               --------------------------------------

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     ----------------------------------------------------------

                                               Years Ended December 31, 2001 and 2000
                                               --------------------------------------

                                                                                                          Accumulated
                                                Number                                                      Other
                                                  of                                                    Comprehensive
                                                Shares     Common      Paid-in   Retained     Treasury      Income
                                                Issued      Stock      Capital   Earnings       Stock       (Loss)         Total
                                                ------      -----      -------   --------       -----       ------         -----
Balance, December 31, 1999                     1,504,171   $150,417  $3,780,376 $17,798,981   $           $(1,835,023)  $19,894,751
Comprehensive income:                                                              2,849,02
   Net income
   Net change in unrealized holding loss
     on available-for-sale securities, net of
     tax effect                                                                                             1,664,134
       Comprehensive income                                                                                               4,513,158
Repurchase of common stock                                                                     (816,062)                   (816,062)
Transfer treasury stock to reduce shares
   issued                                        (45,805)    (4,580)   (811,482)                816,062
                                               ---------   --------  ----------  -----------  ---------   -----------   -----------
Dividends declared ($.77 per share)                                              (1,131,591)                             (1,131,591)
Balance, December 31, 2000                     1,458,366    145,837   2,968,894  19,516,414                  (170,889)   22,460,256
Comprehensive income:
   Net income                                                                     2,901,203
   Net change in unrealized holding loss
     on available-for-sale securities, net of
     tax effect                                                                                              (107,771)
       Comprehensive income                                                                                               2,793,432
Repurchase of common stock                                                                     (691,080)                   (691,080)
Transfer treasury stock to reduce shares
   issued                                        (36,008)    (3,601)   (687,479)                691,080
Dividends declared ($.84 per share)                                               (1,199,462)                            (1,199,462)
                                               ---------   --------  ----------  -----------  ---------   -----------   -----------
Balance, December 31, 2001                     1,422,358   $142,236  $2,281,415  $21,218,155  $           $  (278,660)  $23,363,146
                                               =========   ========  ==========  ============ =========   ===========   ===========

Reclassification disclosure for the years ended December 31:

                                                                              2001            2000
                                                                          -----------      -----------
Net unrealized gains (losses) on available-for-sale securities            $   (46,411)     $ 2,661,877
Reclassification adjustment for realized (gains) losses in net income        (130,117)          63,976
                                                                          -----------      -----------
   Other comprehensive income (loss) before income tax effect                (176,528)       2,725,853
Income tax (expense) benefit                                                   68,757       (1,061,719)
                                                                          -----------      -----------
     Other comprehensive income (loss), net of tax                        $  (107,771)     $ 1,664,134
                                                                          ===========      ===========

Accumulated other comprehensive loss as of December 31, 2001 and 2000 consists of net unrealized holding losses on available-for-sale securities, net of taxes.



                    The accompanying notes are an integral part of these consolidated financial statements.


                                SALISBURY BANCORP, INC. AND SUBSIDIARY
                                --------------------------------------

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------

                                Years Ended December 31, 2001 and 2000
                                --------------------------------------

                                                                           2001              2000
                                                                      ------------      ------------
Cash flows from operating activities:
   Net income                                                         $  2,901,203      $  2,849,024
   Adjustments to reconcile net income to net cash provided by operating activities:
       Accretion of securities, net                                        (49,133)          (65,908)
       (Gain) loss on sales of available-for-sale securities, net         (130,117)           63,976
       Provision for loan losses                                           150,000           180,000
       Depreciation and amortization                                       262,703           269,143
       Amortization of intangible assets from branch acquisition            47,767
       Accretion of fair value adjustment on deposits                     (136,287)
       (Increase) decrease in interest receivable                          108,960          (214,704)
       Deferred tax benefit                                                (24,072)         (139,532)
       Increase in prepaid expenses                                        (84,167)          (10,377)
       Increase in cash surrender value of insurance
         policies                                                          (29,192)          (26,945)
       Increase in income tax receivable                                   (43,254)
       (Increase) decrease in other assets                                 (91,608)          112,654
       Decrease in taxes payable                                            (8,081)
       Increase in accrued expenses                                        176,341           236,033
       Increase (decrease) in interest payable                             (39,979)          106,596
       Decrease in other liabilities                                        (7,275)           (1,502)
                                                                      ------------      ------------

   Net cash provided by operating activities                             3,011,890         3,350,377
                                                                      ------------      ------------

Cash flows from investing activities:
   Purchases of Federal Home Loan Bank stock                               (14,900)         (828,300)
   Purchases of available-for-sale securities                          (88,096,807)      (21,958,344)
   Proceeds from sales of available-for-sale securities                 19,419,941         6,225,720
   Proceeds from maturities of available-for-sale securities            48,212,964        16,036,879
   Proceeds from maturities of held-to-maturity securities                  10,032            78,479
   Loan purchases                                                       (2,800,000)         (715,000)
   Loan originations and principal collections, net                     (2,128,114)      (13,444,992)
   Recoveries of loans previously charged off                              103,658            22,543
   Capital expenditures                                                   (152,711)         (541,761)
                                                                      ------------      ------------

   Net cash used in investing activities                               (25,445,937)      (15,124,776)
                                                                      ------------      ------------

                                      F-5

                              SALISBURY BANCORP, INC. AND SUBSIDIARY
                              --------------------------------------

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------

                              Years Ended December 31, 2001 and 2000
                              --------------------------------------
                                           (continued)

                                                                      2001              2000
                                                                  ------------      ------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
     savings accounts                                               18,060,288        14,653,988
   Net decrease in time deposits                                    (9,573,854)       (2,576,311)
   Assumption of net deposits on branch acquisitions                22,897,443
   Advances from Federal Home Loan Bank                             20,000,000        29,000,000
   Principal payments on advances from Federal Home Loan Bank      (14,353,547)      (21,354,686)
   Dividends paid                                                   (1,454,946)       (1,088,830)
   Net repurchase of common stock                                     (691,080)         (816,062)
                                                                  ------------      ------------

   Net cash provided by financing activities                        34,884,304        17,818,099
                                                                  ------------      ------------

Net increase in cash and cash equivalents                           12,450,257         6,043,700
Cash and cash equivalents at beginning of year                      13,759,424         7,715,724
                                                                  ------------      ------------
Cash and cash equivalents at end of year                          $ 26,209,681      $ 13,759,424
                                                                  ============      ============


Supplemental disclosures:
   Interest paid                                                  $  8,340,776      $  8,177,825
   Income taxes paid                                                 1,437,000         1,488,445


   Branch office acquisition:
     Deposits assumed                                             $ 26,565,337
     Loans acquired                                                   (121,423)
     Fixed assets acquired                                            (272,150)
                                                                  ------------
     Net liabilities assumed                                        26,171,764

     Cash received                                                 (22,897,443)
                                                                  ------------
     Intangible assets                                            $  3,274,321
                                                                  ============

               The accompanying notes are an integral part of these consolidated financial statements.

                   SALISBURY BANCORP, INC. AND SUBSIDIARY
                   --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     Years Ended December 31, 2001 and 2000
                     --------------------------------------


NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Salisbury Bancorp, Inc. (Bancorp) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank & Trust Company (Bank) operates as its wholly-owned subsidiary. (Bancorp and the Bank are referred to together as the (Company)).

The Bank is a state chartered bank which was incorporated in 1874 and is headquartered in Lakeville, Connecticut. The Bank operates its business from four banking offices located in Connecticut. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company and its subsidiary conform to accounting policies generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds and federal funds sold.

         Cash and due from banks as of December 31, 2001 includes $1,294,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

               -- Available-for-sale securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

               -- Trading securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

               -- Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

         ADVERTISING:

         The Company directly expenses costs associated with advertising as they are incurred.

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

         Deposit liabilities: The fair values disclosed for interest and non-interest checking, passbook savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

         STOCK BASED COMPENSATION:

         The Company recognizes stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25 rather than the fair value method introduced in SFAS No. 123. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123. The Company had no stock options outstanding as of December 31, 2001 and 2000.

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

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of this Statement did not have a material impact on the consolidated financial statements. The Company had no derivative instruments as of December 31, 2001 and 2000.

         FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

         On September 14, 2001 the Company acquired a bank branch. The acquisition is described on the following page. The results of operations of the acquired bank branch are included in the income statement of the Company for the period from September 15, 2001 to December 31, 2001.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

         SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

         SFAS No. 142 is effective as follows:

              All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

         The Company has intangible assets as of December 31, 2001 in the amount of $3,226,554 that arose from the Company's purchase of certain assets and its assumption of certain liabilities of a bank branch in Canaan, Connecticut on September 14, 2001. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. Included in the intangible assets acquired was an identified intangible asset (a core deposit intangible) in the amount of $888,606 which is being amortized to expense over 13 years on the straight line method. The Company classified the remainder of the intangible assets acquired, in the amount of $2,385,715, as an unidentifiable intangible asset and is amortizing it to expense over 25 years on the straight-line method. Accumulated amortization of the intangible assets was $47,767. Estimated amortization expense in each of the five years in the period from January 1, 2002 to December 31, 2006 is $163,783. This accounting is in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and will not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset will be subject to the impairment review requirements of SFAS No. 121.

         On October 10, 2001 the Financial Accounting Standards Board (Board) affirmed that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired. The Board decided to reconsider the guidance in paragraphs 5-7 of Statement 72 as part of its consideration of combinations of mutual enterprises within the scope of the project on combinations of not-for-profit organizations.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                          Gains In            Losses In
                                                                        Accumulated         Accumulated
                                                        Amortized           Other               Other
                                                          Cost          Comprehensive      Comprehensive           Fair
                                                          Basis             Income               Income            Value
                                                     -------------      -------------      -------------      -------------
Available-for-sale securities:
   December 31, 2001:
     Equity securities                               $       3,031      $     131,978      $                  $     135,009
     Debt securities issued by the U.S. Treasury
       and other U.S. government corporations
       and agencies                                     38,459,596            278,375            (37,178)        38,700,793
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                    30,927,212            151,015           (804,544)        30,273,683
     Money market mutual funds                             617,461            617,461
     Mortgage-backed securities                         33,314,635            171,006           (347,097)        33,138,544
                                                     -------------      -------------      -------------      -------------
                                                       103,321,935            732,374         (1,188,819)       102,865,490
     Money market mutual funds included in cash
       and cash equivalents                               (617,461)                                                (617,461)
                                                     -------------      -------------      -------------      -------------
                                                     $ 102,704,474      $     732,374      $  (1,188,819)     $ 102,248,029
                                                     =============      =============      =============      =============

   December 31, 2000:
     Equity securities                               $      11,830      $     166,735                         $     178,565
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                     46,925,648             35,087           (199,693)        46,761,042
     Debt securities issued by states of the
     United States and political subdivisions
       of the states                                    14,134,594            209,400           (173,563)        14,170,431
     Money market mutual funds                           1,161,416                                                1,161,416
     Mortgage-backed securities                         27,789,473             63,523           (381,406)        27,471,590
                                                     -------------      -------------      -------------      -------------
                                                        90,022,961            474,745           (754,662)        89,743,044
     Money market mutual funds included in cash
       and cash equivalents                             (1,161,416)                                              (1,161,416)
                                                     -------------      -------------      -------------      -------------
                                                     $  88,861,545      $     474,745      $    (754,662)     $  88,581,628
                                                     =============      =============      =============      =============


                                                            Gross        Gross
                                             Net       Unrecognized    Unrecognized
                                          Carrying        Holding       Holding         Fair
                                            Amount          Gains         Loss          Value
                                            ------          -----         ----          -----
Held-to-maturity securities:
   December 31, 2001:
     Mortgage-backed securities            $399,989      $  1,414       $            $401,403
                                           ========      ========       ========     ========

   December 31, 2000:
     Mortgage-backed securities            $410,441      $              $ (2,253)    $408,188
                                           ========      ========       ========     ========

                                      F-13

The scheduled maturities of securities (other than equity securities) were as follows as of December 31, 2001:

                                              Available-For-Sale    Held-To-Maturity
                                                     Fair            Net Carrying
                                                     Value               Amount
                                              -------------------   -----------------
Due within one year                               $                 $
Due after one year through five years                1,489,496
Due after five years through ten years               6,404,004
Due after ten years                                 61,080,975
Mortgage-backed securities                          33,138,545           399,989
                                                  ------------      ------------
                                                  $102,113,020      $    399,989
                                                  ============      ============

During 2001, proceeds from sales of available-for-sale securities amounted to $19,419,941. Gross realized gains on those sales amounted to $130,117. During 2000, proceeds from sales of available-for-sale securities amounted to $6,225,720. Gross realized gains and gross realized losses on those sales amounted to $145 and $64,121, respectively. The tax (expense) benefit applicable to these net realized gains and losses amounted to $(50,681) and $24,919, respectively.

There were no issuers of securities whose carrying amount exceeded 10% of stockholders' equity as of December 31, 2001.

Total carrying amounts of $6,199,068 and $7,073,366 of debt securities were pledged to secure public deposits and for other purposes as required by law as of December 31, 2001 and 2000, respectively.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                        2001              2000
                                                       ---------      ---------
                                                            (in thousands)
Commercial, financial and agricultural                 $  10,797      $   8,592
Real estate - construction and land development            3,935          6,275
Real estate - residential                                102,201         98,312
Real estate - commercial                                  17,423         15,463
Consumer                                                  10,030         10,673
Other                                                        125            247
                                                       ---------      ---------
                                                         144,511        139,562
Allowance for loan losses                                 (1,445)        (1,292)
                                                       ---------      ---------
           Net loans                                   $ 143,066      $ 138,270
                                                       =========      =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2001. Total loans to such persons and their companies amounted to $1,336,893 as of December 31, 2001. During 2001 advances of $178,014 were made and repayments totaled $342,922.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                     2001              2000
                                                  ----------        ----------
Balance at beginning of period                    $1,291,502        $1,159,537
Provision for loan losses                            150,000           180,000
Recoveries of loans previously charged off           103,658            22,543
Loans charged off                                   (100,656)          (70,578)
                                                  ----------        ----------
Balance at end of period                          $1,444,504        $1,291,502
                                                  ==========        ==========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:


                                                                              2001                         2000
                                                                   -------------------------    ------------------------
                                                                   Recorded        Related      Recorded       Related
                                                                   Investment      Allowance    Investment     Allowance
                                                                   In Impaired     For Credit   In Impaired    For Credit
                                                                   Loans           Losses       Loans          Losses
                                                                   -----           ------       -----          ------
Loans for which there is a related allowance for credit losses        $0            $0         $         0            $0

Loans for which there is no related allowance for credit losses        0                                 0
                                                                     ---          ----        ------------          ----

           Totals                                                     $0            $0         $         0            $0
                                                                      ==            ==         ===========            ==

Average recorded investment in impaired loans during the
   year ended December 31                                             $0                           $58,211
                                                                      ==                           =======

Related amount of interest income recognized during the time, in the year ended
   December 31, that the loans were impaired

           Total recognized                                           $0                       $         0
                                                                      ==                       ===========
           Amount recognized using a cash-basis method of
              accounting                                              $0                       $         0
                                                                      ==                       ===========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                        2001            2000
                                                   -----------      -----------
Land                                               $   350,644      $   324,194
Buildings                                            2,514,603        2,231,783
Furniture and equipment                              1,884,112        1,768,521
                                                   -----------      -----------
                                                     4,749,359        4,324,498
Accumulated depreciation and amortization           (2,065,872)      (1,803,169)
                                                   -----------      -----------
                                                   $ 2,683,487      $ 2,521,329
                                                   ===========      ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2001 and 2000 was $18,161,373 and $16,899,009,
respectively.

For time deposits as of December 31, 2001, the scheduled maturities for years ended December 31 are:

                           2002                             $49,355,011
                           2003                               7,726,724
                           2004                                 819,561
                           2005                               3,033,450
                           2006                               5,383,084
                                                            -----------
                                                            $66,317,830
                                                            ===========

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were customers of the Bank. Total deposits to such persons and their companies amounted to $727,850 as of December 31, 2001 and $663,517 as of December 31, 200l.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2001 and thereafter are summarized as follows:

                                                               AMOUNT
                                                            -----------
                  2002                                      $ 1,113,139
                  2003                                       10,993,295
                  2004                                          766,823
                  2005                                          263,339
                  2006                                          188,605
                  Thereafter                                 39,678,545
                                                            -----------
                                                            $53,003,746
                                                            ===========

The advances due after 2006 include three advances that are redeemable at par at the option of the FHLB. An advance of $19,000,000 is redeemable on January 25, 2002, an advance of $10,000,000 is redeemable on December 15, 2003 and an advance of $10,000,000 is redeemable on February 26, 2004.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agency obligations not otherwise pledged.

At December 31, 2001, the interest rates on FHLB advances ranged from 4.81 percent to 6.58 percent. At December 31, 2001, the weighted average interest rate on FHLB advances was 5.39 percent.

NOTE 8 - EMPLOYEE BENEFITS
--------------------------

The Company has an insured noncontributory defined benefit retirement plan available to all employees eligible as to age and length of service. Benefits are based on a covered employee's final average compensation, primary social security benefit and credited service. The Company makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                    2001             2000
                                                                -----------      -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                      $ 2,174,561      $ 2,004,633
   Actuarial (gain) loss                                             (1,540)         191,408
   Service cost                                                     141,721          131,006
   Interest cost                                                    168,343          163,061
   Benefits paid                                                   (137,467)        (315,547)
                                                                -----------      -----------
       Benefit obligation at end of year                          2,345,618        2,174,561
                                                                -----------      -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year       2,296,344        2,567,234
   Actual return on plan assets                                     (45,501)          44,657
   Contributions                                                     57,817
   Benefits paid                                                   (137,467)        (315,547)
                                                                -----------      -----------
       Fair value of plan assets at end of year                   2,171,193        2,296,344
                                                                -----------      -----------

Funded status (174,425)                                             121,783
Unrecognized net gain from actuarial experience                    (301,286)        (516,865)
Unrecognized prior service cost                                      95,436           96,328
Unamortized net asset existing at date of adoption of
   SFAS No. 87                                                       58,364           58,364
                                                                -----------      -----------
       Accrued benefit cost included in other liabilities       $  (321,911)     $  (240,390)
                                                                ===========      ===========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 6.0% for 2001 and 2000, respectively. The weighted-average expected long-term rate of return on assets was 8.0% for 2001 and 2000.

Components of net periodic cost:

                                          2001             2000
                                        ---------      ---------
Service cost                            $ 141,721      $ 131,006
Interest cost on benefit obligation       168,343        163,061
Expected return on assets                (180,290)      (192,757)
Amortization of prior service cost          9,564          9,564
                                        ---------      ---------
     Net periodic cost                  $ 139,338      $ 110,874
                                        =========      =========

The Company adopted a 401(k) Plan effective in 2000. Under the Plan eligible participants may contribute up to fifteen percent of their pay. The Company may make discretionary contributions to the Plan. The Company's contribution in the years ended December 31, 2001 and 2000 amounted to $48,000 and $44,000, respectively. Discretionary contributions vest in full after five years.

Five of the Company's executives have a change in control agreement (agreement) with the Company. Under the agreements, if the executive officer's employment is terminated within twelve months subsequent to a change in control as defined in the agreements, then the officer is entitled to a lump sum amount equal to the executive's annual compensation, as defined in the agreements, less amounts previously paid the executive from the date of the change in control.

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:

                                                   2001                 2000
                                                -----------         -----------
Current:
   Federal                                      $ 1,073,942         $ 1,172,814
   State                                            319,804             323,712
                                                -----------         -----------
                                                  1,393,746           1,496,526
Deferred:
   Federal                                          (19,437)           (113,530)
   State                                             (4,635)            (26,002)
                                                -----------         -----------
                                                    (24,072)           (139,532)
                                                -----------         -----------
     Total income tax expense                   $ 1,369,674         $ 1,356,994
                                                ===========         ===========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                            2001         2000
                                                           -------      -------
                                                            % of         % of
                                                           Income       Income
Federal income tax at statutory rate                       34.0%         34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                       (7.8)         (5.3)
   Other items                                              1.0          (1.0)
State tax, net of federal tax benefit                       4.9           4.6
                                                            ----          ----
       Effective tax rates                                 32.1%         32.3%
                                                           ====          ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                      2001             2000
                                                                    ---------      ---------
Deferred tax assets:
   Allowance for loan losses                                        $ 365,020      $ 306,595
   Interest on non-performing loans                                    10,283          6,244
   Accrued deferred compensation                                       20,602         22,361
   Post retirement benefits                                            19,475         14,801
   Other real estate owned property writedown                          25,317         25,317
   Deferred organization costs                                          2,193          3,386
   Accrued pensions                                                   125,385        110,771
   Net unrealized holding loss on available-for-sale securities       177,785        109,028
                                                                    ---------      ---------
           Gross deferred tax assets                                  746,060        598,503
                                                                    ---------      ---------

Deferred tax liabilities:
   Core deposit intangible asset                                      (60,672)
   Accelerated depreciation                                          (323,737)      (335,378)
   Discount accretion                                                 (13,569)        (7,872)
                                                                    ---------      ---------
           Gross deferred tax liabilities                            (397,978)      (343,250)
                                                                    ---------      ---------
Net deferred tax assets                                             $ 348,082      $ 255,253
                                                                    =========      =========

Deferred tax assets as of December 31, 2001 and 2000 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2001, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10 - FINANCIAL INSTRUMENTS
-------------------------------

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                                2001                            2000
                                                --------------------------------    ------------------------------

                                                    Carrying           Fair          Carrying             Fair
                                                     Amount            Value           Value              Amount
                                                 -------------     -------------    -------------       -----------
Financial assets:
   Cash and cash equivalents                     $  26,209,681     $  26,209,681    $  13,759,424       $13,759,424
   Available-for-sale securities                   102,248,029       102,248,029       88,581,628        88,581,628
   Held-to-maturity securities                         399,989           401,403          410,441           408,188
   Federal Home Loan Bank stock                      2,945,200         2,945,200        2,930,300         2,930,300
   Loans                                           143,066,109       143,680,000      138,270,230       136,498,000
   Accrued interest receivable                       1,681,268         1,681,268        1,790,228         1,790,228

Financial liabilities:
   Deposits                                        201,351,488       201,601,000      166,436,004       166,426,000
   FHLB advances                                    53,003,746        53,974,000       47,357,293        47,029,000
   Due to broker                                     4,203,808         4,203,808       11,004,451        11,004,451

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                     2001              2000
                                                 -----------         -----------
Commitments to originate loans                   $ 6,692,798         $ 7,462,000
Standby letters of credit                             20,000              20,000
Unadvanced portions of loans:
   Home equity                                     8,631,632           7,355,736
   Commercial lines of credit                      5,260,748           6,653,389
   Construction                                      881,951           3,792,995
   Consumer                                        5,744,632           4,976,987
                                                 -----------         -----------
                                                 $27,231,761         $30,261,107

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

Commitments to purchase when issued investment securities at December 31, 2001 totaled $3,140,546.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 11 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Bank's business activity is with customers located in northwestern Connecticut and bordering New York and Massachusetts towns. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in northwestern Connecticut and bordering New York and Massachusetts towns.

NOTE 12 - REGULATORY MATTERS
----------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                               For Capital           Prompt Corrective
                                                          Actual            Adequacy Purposes:       Action Provisions:
                                                    -----------------      -------------------       ------------------
                                                    Amount      Ratio      Amount        Ratio      Amount       Ratio
                                                    ------      -----      ------        -----      ------       -----
                                                                      (Dollar amounts in thousands)
As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $21,919    16.21%      $10,820       >8.0%          N/A
                                                                                        -
     Salisbury Bank & Trust Company                 21,739    16.09        10,812       >8.0       $13,515      >10.0%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   20,415    15.09         5,410       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 20,235    14.97         5,406       >4.0         8,109       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   20,415     7.61        10,730       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 20,235     7.56        10,713       >4.0        13,515       >5.0
                                                                                        -                        -



                                                                                                  To Be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                          Actual         Adequacy Purposes:       Action Provisions:
                                                  -----------------------------------------       ------------------
                                                  Amount      Ratio      Amount        Ratio      Amount       Ratio
                                                  ------      -----      ------        -----      ------       -----
                                                                      (Dollar amounts in thousands)
As of December 31, 2000:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $23,998    20.05%       $9,573       >8.0%          N/A
                                                                                        -
     Salisbury Bank & Trust Company                 23,658    19.80         9,558       >8.0       $11,948      >10.0%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   22,631    18.91         4,787       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 22,291    18.66         4,779       >4.0         9,468       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   22,631     9.53         9,500       >4.0           N/A
                                                                                        -
     Salisbury Bank & Trust Company                 22,291     9.42         9,468       >4.0        11,835       >5.0
                                                                                        -                        -

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

As of December 31, 2001 the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $9,393,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 13 - DIRECTORS STOCK RETAINER PLAN
---------------------------------------

At the 2001 annual meeting the stockholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the Plan)." This plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the plan shall not exceed 15,000. The first grant date under this plan will precede the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date of the Plan was approved by the stockholders shall be issued an "annual stock retainer" consisting of 120 shares of common stock of the Company.

NOTE 14 - EARNINGS PER SHARE (EPS)
----------------------------------

During the years ended December 31, 2001 and 2000 there were no dilutive potential common shares that could have been issued by the Company. Therefore, diluted earnings per share is not presented.

NOTE 15 - RECLASSIFICATION
--------------------------

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following condensed financial statements are for Salisbury Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the Consolidated Financial Statements of Salisbury Bancorp, Inc. and Subsidiary.



                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)
                              ---------------------

                                 BALANCE SHEETS
                                 --------------

                           December 31, 2001 and 2000
                           --------------------------

ASSETS                                                                2001             2000
------                                                           ------------     -------------
Checking account in Salisbury Bank & Trust Company               $        335     $
Money market mutual funds                                             470,905           661,312
Investments in available-for-sale securities (at fair value)          230,000
Investment in subsidiary                                           23,182,570        22,120,121
Other assets                                                            2,193             3,386
                                                                 ------------      ------------
           Total assets                                          $ 23,656,003      $ 23,014,819
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                                $    298,695      $    554,179
Other liabilities                                                      (5,838)              384
                                                                 ------------      ------------
           Total liabilities                                          292,857           554,563
                                                                 ------------      ------------
Total stockholders' equity                                         23,363,146        22,460,256
                                                                 ------------      ------------
           Total liabilities and stockholders' equity            $ 23,656,003      $ 23,014,819
                                                                 ============      ============

                                      F-22



                                     SALISBURY BANCORP, INC.
                                     -----------------------

                                      (Parent Company Only)
                                      ---------------------

                                      STATEMENTS OF INCOME
                                      --------------------

                             Years Ended December 31, 2001 and 2000
                             --------------------------------------


                                                                        2001              2000
                                                                   -----------      -----------
Dividend income from subsidiary                                    $ 1,740,000      $ 1,330,000
Taxable interest on securities                                          14,442           44,555
                                                                   -----------      -----------
                                                                     1,754,442        1,374,555
                                                                   -----------      -----------

Legal expense                                                            8,596            9,906
Supplies and printing                                                    6,211           12,828
Other expense                                                           13,297           18,063
                                                                   -----------      -----------
                                                                        28,104           40,797
                                                                   -----------      -----------
Income before income tax (benefit) expense
   and equity in undistributed net income of subsidiary              1,726,338        1,333,758
Income tax (benefit) expense                                            (4,645)           1,464
                                                                   -----------      -----------
Income before equity in undistributed net income of subsidiary       1,730,983        1,332,294
Equity in undistributed net income of subsidiary                     1,170,220        1,516,730
                                                                   -----------      -----------
Net income                                                         $ 2,901,203      $ 2,849,024
                                                                   ===========      ===========



                                   SALISBURY BANCORP, INC.
                                   -----------------------

                                    (Parent Company Only)
                                    ---------------------

                                   STATEMENTS OF CASH FLOWS
                                   ------------------------

                            Years Ended December 31, 2001 and 2000
                            --------------------------------------


                                                                   2001              2000
                                                                -----------      -----------
Cash flows from operating activities:
   Net income                                                     $2,901,20      $ 2,849,024
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Undistributed income of subsidiary                        (1,170,220)      (1,516,730)
       Deferred tax expense                                           1,193            1,080
       Accretion of securities                                                       (22,262)
       (Decrease) increase in taxes payable                                           (8,081)
       Increase (decrease) in due to subsidiary                      (6,222)             384
                                                                -----------      -----------

   Net cash provided by operating activities                      1,725,954        1,303,415
                                                                -----------      -----------

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                              292,263
   Maturities of available-for-sale securities                      230,000
                                                                -----------      -----------

   Net cash provided by investing activities                        230,000          292,263
                                                                -----------      -----------

Cash flows from financing activities:
   Net repurchase of common stock                                  (691,080)        (816,062)
   Dividends paid                                                (1,454,946)      (1,088,830)
                                                                -----------      -----------

   Net cash used in financing activities                         (2,146,026)      (1,904,892)
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents               (190,072)        (309,214)
Cash and cash equivalents at beginning of year                      661,312          970,526
                                                                -----------      -----------
Cash and cash equivalents at end of year                        $   471,240      $   661,312
                                                                ===========      ===========

                                      F-24

TEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, the Company and the Bank have had no changes in or disagreements with their independent accountants on accounting and financial disclosure matters.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

                            MANAGEMENT OF THE COMPANY

The following table sets forth the name and age of each Executive Officer, his principal occupation for the last five (5) years and the year in which he was first appointed an Executive Officer of the Company.

                                                                 EXECUTIVE
                                                                 OFFICER OF THE
NAME                       AGE      POSITION                     COMPANY SINCE:
----                       ---      --------                     --------------

John F. Perotti            55       President and Chief               1998 (1)
                                    Executive Officer

Richard J. Cantele, Jr.    42       Secretary                         2001 (2)

John F. Foley              51       Chief Financial Officer           1998 (3)

(1) Mr. Perotti is also the President and Chief Executive Officer of the Bank and has been an Executive Officer of the Bank since 1982.

(2) Mr. Cantele is also the Executive Vice President, Treasurer and Chief Operating Officer of the Bank and has been an Executive Officer of the Bank since 1989.

(3) Mr. Foley is also the Senior Vice President, Comptroller and Principal Financial Officer of the Bank and has been an Executive Officer of the Bank since 1986.

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

The following table sets forth certain information, as of March 8, 2002 with respect to the directors of the Company.

                                            NOMINEES FOR ELECTION

                                            Position Held         Director Term
         Name              Age              with the Company         Since             Expiring
         ----              ---              ----------------         -----             --------

John R. H. Blum            72               Chairman                  1998              2002

Louise F. Brown            58               Director                   1998             2002

Nancy F. Humphreys         60               Director                   2001             2002

                                            CONTINUING DIRECTORS

Gordon C. Johnson 67                        Director                   1998             2003

Holly J. Nelson            48               Director                   1998             2003

Walter C. Shannon, Jr.     66               Director                   1998             2003

John F. Perotti            55               President, CEO,            1998             2004
                                            and Director

Craig E. Toensing          64               Director                   1998             2004

Michael A. Varet           59               Director                   1998             2004

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

Louise F. Brown has been a director of the Bank since 1992 and is a partner at the Sharon office in the law firm of Gager & Peterson, LLP.

Nancy F. Humphreys has been a director of the Bank since 2001. She retired from Citigroup New York, Citibank in February of 2000, as Managing Director and Treasurer of Global Corporate Investment Bank North America.

Gordon C. Johnson has been a director of the Bank since 1994 and is a Doctor of Veterinary Medicine.

Holly J. Nelson has been a director of the Bank since 1995. She is a member of Horses North, LLC, a tour operator, and is a partner in Oblong Property Management, LLC.

John F. Perotti is President and Chief Executive Officer of the Company and the Bank. Prior to that he served as Executive Vice President and Chief Operating Office of the Bank and prior to that, he was Vice President and Treasurer of the Bank. He has been a director of the Bank since 1985.

Walter C. Shannon, Jr. is President Emeritus of Wagner McNeil, Inc. and President of William J. Cole Agency, Inc. He has been a director of the Bank since 1993.

Craig E. Toensing has been a director of the Bank since 1995 and retired in December 2001 as Senior Vice President and Trust Officer of the Bank.

Michael A. Varet is a partner in the law firm of Piper Marbury Rudnick & Wolfe LLP. Mr. Varet has been a director of the Bank since 1997. Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company"s executive officers, directors and persons who own more than ten percent (10%) of the Company"s Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of the Company"s Common Stock. Executive officers, directors and any shareholders owning greater than ten percent (10%) of the Company"s Common Stock are required by the SEC"s regulations to furnish the Company with copies of all such reports that they file.

Based solely on a review of copies of reports filed with the SEC since January 1, 2001 and of written representations by certain executive officers and directors, all persons subject to the reporting requirements of Section 16(a) are believed by management to have filed the required reports on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

Fees

During 2001, each director received an annual retainer of $2,000. In addition, directors received $500 for each Board of Directors meeting attended and $200 for each committee meeting attended. Directors' Perotti and Toensing received no additional compensation for their services as directors or members of any board committee during 2001.

The following table provides certain information regarding the compensation paid to certain executive officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 2001, 2000 and 1999. No other current executive officer of the Company or the Bank received cash compensation in excess of $100,000 during the year ended December 31, 2001. All compensation expense was paid by the Bank.

                                     Summary Compensation Table

                                                        Annual
                                                   Compensation                          All Other
Name and Principal                                                                      Compensation
        Position                            Year      Salary($)(1)      Bonus($)        ($) (2) (3)
        --------                            ----      ------------      --------        -----------
John F. Perotti                             2001      $179,920          $25,949            $3,400 (3)
President and                               2000       172,992           38,515             3,400 (2)
Chief Executive Officer                     1999       163,200           30,243                --
of the Company and the Bank

Craig E. Toensing (4)                       2001      $134,108          $19,530            $2,985 (3)
Senior Vice President                       2000       130,200           30,825            $3,221 (2)
and Trust Officer of the Bank               1999       122,808           24,641               ---

Richard J. Cantele, Jr. (5)                 2001     $  93,652          $17,063            $2,145 (3)
Secretary of the Company                    2000        87,504           17,700            $2,104 (2)
Executive Vice President, Treasurer         1999        75,000           13,191               ---
and Chief Operating Officer of the Bank

(1) Compensation above does not include accrual of benefits under the Bank"s defined pension plan or supplemental arrangements described below.
(2)  The Bank's matching contribution to the 401(k) plan for 2000.
(3)  The Bank's matching contribution to the 401(k) plan for 2001.
(4) Craig E. Toensing retired as Senior Vice President and Trust Officer of the Bank on December 31, 2001.
(5) Richard J. Cantele, Jr. was appointed Secretary of the Company on December 27, 2001.

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

The present average base salary and years of service to date of Messrs. Perotti, Toensing and Cantele are: Mr. Perotti: $186,692; 29 years; Mr. Toensing:
$140,331; 21 years; and Mr. Cantele $90,126; 20 years. The following table shows estimated annual retirement benefits payable at normal retirement date as a straight life annuity for various average base salary and service categories before the offset of a portion of the primary Social Security benefit.


Average
Base Salary                  Estimated Annual Retirement Benefit With
at Retirement                 Years of Service at Retirement Indicated
-------------                 ----------------------------------------

                    10 Years          20 Years           25 Years         35 Years
                    --------          --------           --------         --------
$  80,000            $16,000           $32,000           $  40,000        $  44,000

   90,000             18,000            36,000              45,000           49,500

  100,000             20,000            40,000              50,000           55,000

  110,000             22,000            44,000              55,000           60,500

  120,000             24,000            48,000              60,000           66,000

  130,000             26,000            52,000              65,000           71,500

  140,000             28,000            56,000              70,000           77,000

  150,000             30,000            60,000              75,000           82,500

  160,000             32,000            64,000              80,000           88,000

  170,000             34,000            68,000              85,000           93,500

  180,000             36,000            72,000              90,000           99,000

  190,000             38,000            76,000              95,000          104,500

  200,000             40,000            80,000             100,000          110,000

  210,000             42,000            84,000             105,000          115,500


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

Directors Stock Retainer Plan

     At the 2001 Annual Meeting, the shareholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc." (the "Plan"). The Plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as non-employee directors. The maximum number of shares of stock that may be issued pursuant to the Plan shall not exceed 15,000. The first grant date under this Plan will precede the 2002 Annual Meeting of Shareholders. Each non-employee director will be issued an "annual stock retainer" consisting of 120 shares of restricted common stock of the Company. The number of shares to be issued to any new non-employee director will be prorated to reflect the number of months which they served as a non-employee director prior to any grant date.

Change in Control Agreements

During 2001, the Bank entered into change in control agreements with the following Executive Officers of the Bank: John F. Perotti, Richard J. Cantele, Jr., John F. Foley, Todd M. Clinton and Diane E. R. Johnstone. The agreements provide that, in the event of a change in control of the Company or Bank, each Executive Officer will be entitled to a lump sum payment equal to his or her annual compensation based upon the most recent aggregate base salary paid to the Executive Officer in the twelve (12) month period immediately preceding the date of change in control. In no event shall such payments be made in an amount which would cause them to be deemed non-deductible to the Bank by reason of the operation of Section 280G of the Internal Revenue Code.

401(k) Plan

The Bank offers a 401(k) profit sharing plan. This plan began in the year 2000. Each Plan Year, the Bank will announce the amount of the matching contributions, if any. The amount of the matching contributions is directly related to the employees' 401(k) salary deferral contribution. For the Plan Year that began January 1, 2001, all eligible participants received a matching contribution equal to 50% of their 401(k) salary deferral contribution to the Plan; however, it is limited to 2% of the plan compensation not to exceed $3,400. The Plan expense was $42,874 for 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 8, 2002 regarding the number of shares of Common Stock beneficially owned by each director and officer and by all directors and officers as a group.

                                     Number of Shares (1)   Percentage of Class (2)
                                     --------------------   -----------------------
John R. H. Blum                          15,336 (3)                   1.08%

Louise F. Brown                           3,156 (4)                    .22%

Richard J. Cantele, Jr.                   2,868 (5)                    .20%

John F. Foley                             3,696 (6)                    .26%

Nancy F. Humphreys                        1,000 (7)                    .07%

Gordon C. Johnson                         1,502 (8)                    .11%

Holly J. Nelson                           1,048 (9)                    .07%

John F. Perotti                          10,839 (10)                   .76%

Walter C. Shannon, Jr.                    3,604 (11)                   .25%

Craig E. Toensing                         3,000 (12)                   .21%

Michael A. Varet                         65,646 (13)                  4.62%
                                        -------                       ----

All Directors and Officers
as a group of (11 persons)              111,695                       7.85%
                                        =======                       =====

(1) The shareholdings also include, in certain cases, shares owned by or in trust for a director"s spouse and/or children or grandchildren, and in which all beneficial interest has been disclaimed by the director.

(2) Percentages are based upon the 1,422,358 shares of the Bank"s Common Stock outstanding and entitled to vote on March 8, 2002. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(3)      Includes 2,100 shares owned by John R. H. Blum"s wife.

(4) Includes 1,068 shares owned by Louise F. Brown as custodian for her daughter.

(5) Includes 1,182 shares owned jointly by Richard J. Cantele, Jr. and his wife and 6 shares owned by Richard J. Cantele, Jr. as custodian for his daughter.

(6) Includes 1,518 shares owned jointly by John F. Foley and his wife and 66 shares owned by John F. Foley as custodian for his children.

(7) Includes 1,000 shares owned jointly by Nancy F. Humphreys and her husband.

                     (footnotes continued on following page)

                    (footnotes continued from previous page)

(8) Includes 660 shares owned by Gordon C. Johnson"s wife and for which Mr. Johnson has disclaimed beneficial ownership.

(9) Includes 6 shares owned by Holly J. Nelson as guardian for a minor child.

(10) Includes 9,514 shares owned jointly by John F. Perotti and his wife, 761 shares owned by his wife and 564 shares in trust for his son.

(11)     All shares are owned individually by Walter C. Shannon, Jr.

(12)     Includes 42 shares owned by Craig E. Toensing as custodian for his son.

(13) Includes 18,540 shares owned by Michael A. Varet"s wife, 12,366 shares which are owned by his son and 6,180 shares owned by his daughter. Michael A. Varet has disclaimed beneficial ownership for all of these shares.

Principal Shareholders of the Company

As of March 8, 2002, management was not aware of any person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act) who owns beneficially more than 5% of the Company"s Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have had, and expect to have in the future, transactions in the ordinary course of business with directors, officers, principle shareholders and their associates on substantially the same terms as those available for comparable transactions with others.

John R. H. Blum is Chairman of the Board of Directors and an attorney engaged in the private practice of law. The Company has engaged Mr. Blum in past years and even though his services were not used in 2001, the Company may engage his services in 2002 in connection with certain legal matters.

Louise F. Brown is a director of the Company and a partner in the law firm of Gager & Peterson, LLP. The Company has engaged Ms. Brown in past years and even though her services were not used in 2001, the Company may engage her services in 2002 in connection with certain legal matters.

Walter C. Shannon, Jr. is a director of the Company and the President Emeritus of Wagner McNeil, Inc. which serves as the insurance agent for many of the Company"s insurance needs.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders of the Company, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and such loans did not involve more than the normal risk of collectability or present other unfavorable features. Since January 1, 2001, the highest aggregate outstanding principal amount of all loans extended by the Bank to the Company"s directors, executive officers and all associates of such persons as a group was $1,487,466 representing an aggregate principal amount equal to 5.81% of the equity capital accounts of the Bank.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report on Form l0-KSB.

               Exhibit No.                                    Description
               -----------                                    -----------
                  3.1                       Certificate of Incorporation of Salisbury Bancorp, Inc. (1)

                  3.2                       Bylaws of Salisbury Bancorp, Inc., as amended. (2)

                  10.1                      Pension Supplement Agreement with
                                            John F. Perotti. (3)

                  10.2                      Form of change in control agreement
                                            with Executive Officers.

                  10.3                      Director Stock Retainer Plan.

                  21.                       Subsidiaries of the Company. (4)



(1) Exhibit was filed on April 23, 1998 as Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

(2) Exhibit was filed on March 30, 2001 as Exhibit 3.2 to the Company's Annual Report Form 10KSB for the Fiscal Year ended December 31, 2001 and is incorporated herein by reference.

(3) Exhibit was filed on April 23, 1998 as Exhibit 10 to Company's Registration Statement on Form S-4 (No. 333- 50857) and is incorporated herein by reference.

(4) Exhibit was filed on April 23, 1998 as Exhibit 21 to Company's Registration Statement on Form S-4 (No. 333- 50857) and is incorporated herein by reference.

         (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the fourth quarter of the 2001 fiscal year:

1. On November 26, 2001 the Company filed a Form 8-K reporting the declaration of a $.21 per share quarterly cash dividend for the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 25, 2002

                                         SALISBURY BANCORP, INC.

                                         By:   /s/ John F. Perotti
                                            ----------------------
                                               John F. Perotti
                                               President and
                                               Chief Executive Officer

                                         By:   /s/ John F. Foley
                                            --------------------
                                               John F. Foley
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                            Title                        Date
---------                            -----                        ----

 /s/ John F. Perotti              President,                 March 25, 2002
-------------------------------   Chief Executive Officer
 (John F. Perotti)                and Director


  /s/ John R. H. Blum             Chairman                   March  25, 2002
-----------------------------
(John R. H. Blum)

 /s/ Louise F. Brown              Director                   March 25, 2002
------------------------------
(Louise F. Brown)

/s/ Nancy F. Humphreys            Director                   March 25, 2002
-------------------------------
(Nancy F. Humphreys)

 /s/ Gordon C. Johnson            Director                   March 25, 2002
----------------------------
(Gordon C. Johnson)

 /s/ Holly J. Nelson              Director                   March 25, 2002
-------------------------------
(Holly J. Nelson)

 /s/ Walter C. Shannon, Jr.       Director                   March 25, 2002
----------------------------
(Walter C. Shannon, Jr.)

 /s/ Craig E. Toensing            Director                   March 25, 2002
--------------------------
(Craig E. Toensing)

 /s/ Michael A. Varet             Director                   March 25, 2002
--------------------------
(Michael A. Varet)