Form 10KSB/A
period 2001-12-31
SALISBURY BANCORP INC
filed 2002-05-08
CIK 1060219

2



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                              AMENDMENT NUMBER ONE

(Mark One)

 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001


                                       OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 0-24751

                             SALISBURY BANCORP, INC.
                 (Name of Small Business Issuer in its charter)


         Connecticut                                       06-1514263
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


5 Bissell Street, Lakeville, CT                                      06039
------------------------------------------                         ----------
(Address of Principal Executive Offices)                           (Zip Code)



                                 (860) 435-9801
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including area code)

Securities registered under Section 12 (b) of the Exchange Act:

                                                       Name of Each Exchange
        Title of Each Class                            on Which Registered
        -------------------                            -------------------

 Common stock par value $.10 per share                American Stock Exchange
 -------------------------------------                -----------------------


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

Yes  [ X ]   No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  revenues  for  the  issuer's  fiscal  year  ended  December  31,  2001  are
$19,476,528

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

     Salisbury Bancorp, Inc. (the "Company") hereby amends its Annual Report on Form 10-KSB, for the year ended December 31, 2001, and dated March 25, 2002.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     In the original filing of the Company's Annual Report on Form 10-KSB, (dated on March 25, 2002), Exhibit 10.2 (Form of Change in Control Agreement with Executive Officers), and Exhibit 10.3 (Directors Stock Retainer Plan) were inadvertently omitted from the electronically filed document. Consequently, the Company hereby amends Part III, Item 13 in the Annual Report on Form 10-KSB by submitting Exhibits 10.2 and 10.3, respectively, as included herein.

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

           10.3          Directors Stock Retainer Plan.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number One to the Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on May 8, 2002.


                                   SALISBURY BANCORP, INC.


                                   By:   /s/ John F. Perotti
                                         -----------------------
                                         John F. Perotti
                                         President and
                                         Chief Executive Officer


                                   By:   /s/ John F. Foley
                                         -----------------------
                                         John F. Foley
                                         Chief Financial Officer

                                  Exhibit 10.2


           FORM OF CHANGE IN CONTROL AGREEMENT WITH EXECUTIVE OFFICERS

     THIS CHANGE IN CONTROL AGREEMENT (the "Agreement") is made as of ________ ____ _______by and between SALISBURY BANK AND TRUST COMPANY, a Connecticut chartered bank and trust company with is main office in Lakeville, Connecticut (the "Bank") and _________ (the "Executive").

     WHEREAS, the Executive is currently rendering services to the Bank and serves as a member of the executive management team of the Bank;

     WHEREAS, Executive has been employed by the Bank for at least three years;

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that there may be circumstances other than a voluntary disposition by sale or merger of the Bank due to economic or financial exigencies in which an unsought change in control in the Bank or in Salisbury Bancorp, Inc., the parent bank holding company of the Bank, is possible and that the possibility of such a change in control may create uncertainty and may result in the distraction or departure of management personnel to the detriment of the Bank and the stockholders of Salisbury Bancorp, Inc.;

     WHEREAS, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued dedication of members of the Bank's executive management team, including the Executive to their assigned duties in the face of potential circumstances involving the possibility of such an unsought change in control;

     WHEREAS,   the  Bank  wishes  to  avoid  any  distractions  to  Executive's performance of services to the Bank, and in that interest the Bank desires to afford certain protection to the Executive in the event of Change in Control.

     NOW THEREFORE, to further the above recited corporate objectives, and for other good and valuable consideration, the receipt and adequacy of which each party hereby acknowledges, the Bank and the Executive agree as follows:

     1. Term of Agreement; Not an Employment Agreement. This Agreement shall take effect when signed by all parties and shall remain in full force and effect for twenty-four (24) months from and after the later of (i) the date hereof, or
(ii) for twelve (12) months after the date of any Change in Control (as defined in Section 2) occurring within the twenty-four (24) month period from and after the date thereof. The Executive serves as an employee at will of the Bank. Notwithstanding the terms set forth in this Agreement, in no way shall this Agreement create either an express or implied contract of employment with the Bank or Salisbury Bancorp, Inc. The purpose of this Agreement is to provide certain potential benefits to the Executive solely in the event of a Change in Control (as defined in Section 2) and not to provide a contract for employment.

     2. Change in Control. No benefits shall be payable hereunder unless there shall have been a Change in Control as set forth below, and the Executive's employment with the Bank and/or its successor terminates or is reassigned within twenty-four (24) months thereof in accordance with Section 3 below. For purposes of this Agreement, a "Change in Control" shall mean the occurrence of one or more of the following events:

     (a) any "person" (as such term is used in Section 13 (d) and 14(d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Exchange Act) (other than the Salisbury Bancorp, Inc. any trustee or other fiduciary holding securities under an employee benefit plan of Salisbury Bancorp, Inc. or any corporation owned, directly or indirectly, by the stockholders of Salisbury
          Bancorp,   Inc.,  in  substantially  the  same  proportions  as  their ownership of stock of Salisbury Bancorp, Inc.), directly or indirectly, of securities of Salisbury Bancorp, Inc. or the Bank representing fifty percent (50%) or more of the combined voting power of the then outstanding securities of Salisbury Bancorp, Inc. or the Bank; or

     (b) persons, who as of the Effective Date, constituted Salisbury Bancorp, Inc.'s Board of Directors (the "Incumbent Board") cease for any reason including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of Salisbury Bancorp, Inc.'s Board of Directors, provided that any person becoming a director of Salisbury Bancorp, Inc. subsequent to the Effective Date whose election was approved by at least a majority of the directors then comprising the Incumbent Board shall for purposes of this Section 6(f), be considered a member of the Incumbent Board; or

     (c)  the Board of Directors of Salisbury  Bancorp,  Inc. for reasons  other than a substantial decline in the earnings and/or stock price or multiple or similar indications of economic or financial duress, approve a merger or consolidation of Salisbury Bancorp, Inc. or the Bank with any other corporation of other entity, other than a merger or consolidation which would result in the voting securities of Salisbury Bancorp, Inc. outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of Salisbury Bancorp, Inc. or such surviving entity outstanding immediately after such merger or consolidation; or

     (d) the Board of Directors approve a plan of complete liquidation of Salisbury Bancorp, Inc. or the Bank or an agreement for the sale or disposition by Salisbury Bancorp, Inc. of all or substantially all of the assets of Salisbury Bancorp, Inc. or the Bank.

     3. Termination Following Change in Control. If any of the events described in Section 2 hereof constituting a Change in Control shall have occurred, the Executive shall be entitled to the benefits provided for in Section 4(a) hereof upon the termination or reassignment of his employment as an officer of the Bank and/or its successor provided in this Section 3, within twelve (12) months after such event, unless such employment is terminated or reassigned: (a) by any regulatory authority (acting with proper jurisdiction); or (b) by the Board of Directors for cause; or (c) because of the Executive's death, retirement or disability.

     (a)  Retirement: Disability.

          (i) Termination of employment by the Bank based on retirement shall mean the mandatory termination of employment in accordance with the retirement policy of the Bank, including (at the Executive's sole election and as set forth in writing) early retirement, generally applicable to its salaried employees or in accordance with any retirement arrangement established with the Executive's consent with respect to the Executive.

          (ii) Termination of employment by the Bank based on disability shall mean termination because of inability, as a result of incapacity due to physical or mental illness, to perform the services required as an employee for a period aggregating six (6) months or more within any twelve (12) month period, or because the Executive becomes deemed disabled under any applicable policy providing disability insurance.

     (b)  Notice  of  Termination.   The  Bank  agrees  that  in  the  event  of
          termination it will promptly furnish the Executive with a written Notice of Termination. Any purported termination by the Executive shall be communicated by written Notice of Termination to the Bank. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall include the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

     (c) Date of Termination. "Date of Termination" shall mean the date on which a Notice of Termination is given; provided that, if within five
          (5) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

     (d) Reassignment. Reassignment shall mean a reduction in base salary or an involuntary reassignment of the Executive's duties, responsibilities, or benefits inconsistent with those of an officer of a bank or the involuntary relocation of the Executive's primary duties and responsibilities to an office or location greater than fifty (50) miles from Lakeville, Connecticut.

     4. Compensation Upon Termination or Reassignment.

     (a)  If, within twelve (12) months after a Change in Control, as defined in
          Section 2 hereof, shall have occurred, the Executive's employment with the Bank terminates or is reassigned as defined in Section 3, (except for removal by an agency acting with proper jurisdiction, or by a board of directors for cause or as a result of death, retirement or disability) then the Bank and/or its successor shall pay the Executive within thirty (3 0) days after the Date of Termination a lump sum amount equal to the Executive's annual compensation based upon the most recent aggregate base salary paid to the Executive in the twelve
          (12) month period immediately preceding his termination or reassignment less amounts previously paid to the Executive from the date of Change in Control; plus

     (b) The Executive shall not be required to mitigate the amount of any payment provided for in this Section 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this
          Section 4 be reduced by any compensation earned by the Executive as the result of employment after the Date of Termination or Reassignment.

     (c) It is the intention of the parties to this Agreement that no payments by the Bank to or for the Executive's benefit under this Agreement shall be non-deductible to the Bank by reason of the operation of
          Section   28OG   of   the   Internal   Revenue   Code.    Accordingly,
          notwithstanding any other provision hereof if by reason of the operation of said Section 28OG of the Internal Revenue Code, any such payments exceed the amount which can be deducted by the Bank the amount of such payments shall be reduced to the maximum which can be deducted by the Bank. To the extent that payments in excess of the amount which can be deducted by the Bank have been made to and for the Executive's benefit, they shall be refunded with interest at the applicable rate provided under Section 1274(d) of the Internal Revenue Code, or at such other rate as may be required in order that no such payment to or for the Executive's benefit shall be non-deductible pursuant to Section 28OG of the Internal Revenue Code. Any payments made hereunder which are not deductible by the Bank as result of losses which have been carried forward by the Bank for Federal tax purposes shall not be deemed a non-deductible amount for purposes of this Section 4(c).

     5. Continuation of Insurance Benefits. Notwithstanding any other provision in this Agreement to the contrary, the Bank and/or its successor shall maintain in full force and effect for Executive's continued benefit, for the twelve (12) month period beginning upon a Change in Control, the same or comparable life insurance, medical, health and accident and disability policies, plans, programs or arrangements as those which were in effect immediately prior to the Change in Control at levels and on terms and conditions which are at least as favorable to Executive as those maintained by the Bank immediately prior to the Change in Control.

     6. Successors' Binding Agreement.

     (a) The Bank will require any successor (whether direct or indirect, by purchase, merger, consolidation, acquisition of assets or assumption of liabilities or otherwise) to all or substantially all of the business and/or assets and/or deposits of the Bank, by agreement, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession had taken place. Failure of the Bank to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Bank in the same amount and on the same terms as he would be entitled to hereunder if his employment had terminated as a result of a Termination or Reassignment, as provided in Section 3 hereof, after a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Bank" shall mean the Bank as hereinbefore defined and any successor to the business, assets, and/or deposits as aforesaid which executes and delivers the agreement provided for in this Section 6 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     (b) This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees. If the Executive should die after any rights to receive the amounts contemplated hereby have accrued to the Executive but before such amounts have been paid, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to his devisee, legatee or other designee or, if there be no such designee, to his estate.

     7. Notices. All notices and other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement provided that all notices to the Bank shall be directed to the attention of the Board with a copy to the Chairman of the Board of the Bank or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     8. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such other officer as may be specifically designated by the Board. No waiver by either party at any time of any breach by the other or failure to comply with any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction performance of this Agreement shall be governed by the laws of the State of Connecticut.

     9. Validity. The invalidity or enforceability of any provision of this Agreement shall into affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     10. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

Agreed to this day of _________ by and between ____________ and Salisbury Bank and Trust Company.


                                         SALISBURY BANK AND TRUST COMPANY



                                         By: /s/
                                             --------------------------------