Form 10QSB
period 2002-03-31
SALISBURY BANCORP INC
filed 2002-05-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2002
                              ---------------------------


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
--------------------------------------------------------------------------------

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

5 Bissell Street  Lakeville  Connecticut                                 06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant"s Telephone Number, Including Area Code   (860) 435-9801
                                                  -----------------


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

Transitional Small Business Disclosure Format:  Yes [ ]  No    [X]
Documents Incorporated by Reference:  None

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of April 25, 2002
                                    1,422,358
                                    ---------


                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS
Part I. FINANCIAL INFORMATION                                                         Page

Item 1.  Condensed Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 2002 (unaudited)
                                                 and December 31, 2001                  4
         Condensed Consolidated Statements of Income - three months ended
                                                       March 31, 2002 and 2001          5
                                                       (unaudited)
         Condensed Consolidated Statements of Cash Flows - three months ended
                                                           March 31, 2002 and 2001      6
                                                           (unaudited)

         Notes to Consolidated Financial Statements                                     8

Item 2.  Management"s Discussion and Analysis                                          10

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             16

Item 2.  Changes in Securities and Use of Proceeds                                     16

Item 3.  Defaults Upon Senior Securities                                               16

Item 4.  Submission of Matters to a Vote of Security Holders                           16

Item 5.  Other Information                                                             16

Item 6.  Exhibits and Reports on Form 8-K                                              16

Signatures                                                                             17


                                       2

                          Part I--FINANCIAL INFORMATION

                     Item 1. Condensed Financial Statements

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2002            2001
                                                                         ----            ----
                                                                     (unaudited)
ASSETS Cash & due from banks:
      Non-Interest Bearing                                            $   6,587       $   7,184
      Interest Bearing                                                      712             258
   Federal funds sold                                                     3,000          18,150
   Money market mutual funds                                                489             618
         Cash and cash equivalents                                       10,788          26,210
   Investment Securities:
      Held to maturity securities at amortized cost                         329             400
      Available-for-sale securities at market value                     114,688         102,248
   Federal Home Loan Bank stock, at cost                                  2,945           2,945
   Loans:
      Commercial, financial and agricultural                              9,982          10,797
      Real estate-construction and land development                       4,286           3,935
      Real estate-residential                                            99,783         102,201
      Real estate-commercial                                             17,444          17,423
      Consumer                                                            9,601          10,030
      Other                                                                 131             125
      Allowance for loan losses                                          (1,455)         (1,445)
                                                                      ---------       ---------
         Net loans                                                      139,772         143,066
   Bank premises & equipment                                              2,665           2,683
   Investment in real estate                                                 75              75
   Accrued interest receivable                                            1,901           1,681
   Intangible assets on branch acquisition                                3,185           3,227
   Other assets                                                           1,152           1,067
                                                                      ---------       ---------
Total Assets                                                          $ 277,500       $ 283,602
                                                                      ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                          $  33,048       $  37,702
      Savings & NOW                                                      50,630          48,435
      Money Market                                                       47,110          48,897
      Time                                                               67,801          66,317
                                                                      ---------       ---------
         Total Deposits                                                 198,589         201,351
   Federal Home Loan Bank advances                                       52,672          53,004
   Due to broker                                                            954           4,204
   Other liabilities                                                      1,649           1,680
                                                                      ---------       ---------
         Total Liabilities                                              253,864         260,239
                                                                      ---------       ---------
Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,422,358 at March 31, 2002            142             142
      and 1,422,358 at December 31, 2001
   Additional paid-in capital                                             2,281           2,281
   Retained earnings                                                     21,628          21,219
   Accumulated other comprehensive loss                                    (415)           (279)
                                                                      ---------       ---------
         Total Shareholders' Equity                                      23,636          23,363
                                                                      ---------       ---------
Total Liabilities and Shareholders' Equity                            $ 277,500       $ 283,602
                                                                      =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             March 31, 2002 and 2001
                                   (unaudited)

                                                                     Three Months Ended
                                                                         March 31
                                                               2002        2001
                                                               ----        ----

Interest and dividend income:
   Interest and fees on loans                                 $2,569      $2,886
 Interest and dividends on securities:
   Taxable                                                       981       1,103
   Tax-exempt                                                    434         181
 Dividends on equity securities                                   35          60
 Other interest                                                   42          69
                                                              ------      ------
         Total interest and dividend income                    4,061       4,299
                                                              ------      ------
 Interest expense:
   Interest on deposits                                        1,088       1,450
   Interest on Federal Home Loan Bank advances                   710         754
                                                              ------      ------
         Total interest expense                                1,798       2,204
                                                              ------      ------
         Net interest and dividend income                      2,263       2,095
Provision for loan losses                                         37          37
                                                              ------      ------
         Net interest and dividend income after provision
               for loan losses                                 2,226       2,058
                                                              ------      ------
Other income:
   Trust department income                                       253         246
   Service charges on deposit accounts                           114         105
   Gain on sale of available-for-sale securities                  15          21
   Other income                                                  182         153
                                                              ------      ------
         Total other income                                      564         525
                                                              ------      ------
Other expense:
   Salaries and employee benefits                              1,052         929
   Occupancy expense                                              73          63
   Equipment expense                                             123         124
   Data processing                                               134         135
   Other expense                                                 433         361
                                                              ------      ------
         Total other expense                                   1,815       1,612
                                                              ------      ------
         Income before income taxes                              975         971
Income taxes                                                     253         329
                                                              ------      ------
         Net income                                           $  722      $  642
                                                              ======      ======
Earnings per common share outstanding                         $  .51      $  .44
                                                              ======      ======
Earnings per common share outstanding,
 assuming dilution                                            $  .51      $  .44
                                                              ======      ======
Dividends per share                                           $  .22      $  .21
                                                              ======      ======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                   Three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                              2002             2001
                                                                              ----             ----

Cash flows from operating activities:
   Net income                                                               $    722         $    642
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                            121              (42)
         Gain on sales of available-for-sale securities, net                     (14)             (20)
         Provision for loan losses                                                37               38
         Depreciation and amortization                                            80               84
         Amortization of intangible assets from branch acquisition                42                0
         Accretion of fair value adjustment on deposits                          (43)               0
         (Increase) decrease in interest receivable                             (220)             428
         Deferred tax benefit                                                    170                0
         Increase in prepaid expenses                                            (18)            (102)
         Increase in other assets                                               (134)            (251)
         Increase in taxes payable                                                34              436
         Decrease in accrued expenses                                           (164)            (164)
         Increase (decrease) in interest payable                                  (1)              50
                       Increase (decrease) in other liabilities                  100              (37)

Net cash provided by operating activities                                        712            1,062

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                        (0)             (15)
  Purchases of available-for-sale securities                                 (29,760)         (41,089)
  Proceeds from sales of available-for-sale securities                         8,634           31,909
  Proceeds from maturities of available-for-sale securities                    5,076              230
  Proceeds from maturities of held-to-maturity securities                         71                2
  Net (increase) decrease  in loans                                            3,253           (5,165)
  Recoveries of loans previously charged-off                                       4               92
  Capital expenditures                                                           (62)             (46)

Net cash used in investing activities                                        (12,784)         (14,082)



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                   Three months ended March 31, 2002 and 2001
                                   (unaudited)
                                   (continued)
                                                                      2002           2001
                                                                      ----           ----

Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                              (4,203)        (3,362)
   Net increase (decrease) in time deposits                           1,484           (500)
   Advances from Federal Home Loan Bank                                   0         10,800
   Principal payments on advances from Federal Home Loan Bank          (332)          (359)
   Dividends paid                                                      (299)          (554)
   Net repurchase of common stock                                         0           (330)
                                                                   --------       --------

   Net cash provided by financing activities                         (3,350)         5,695

Net decrease in cash and cash equivalents                           (15,422)        (7,325)
Cash and cash equivalents at beginning of year                       26,210         13,759
                                                                   --------       --------
Cash and cash equivalents at end of year                           $ 10,788       $  6,434
                                                                   ========       ========


Supplemental disclosures:
   Interest paid                                                   $  1,799       $  2,154
   Income taxes paid                                                     49            102



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank"s subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company"s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 -COMPREHENSIVE INCOME
----------------------------

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

Comprehensive Income
                                    Three months ended
                                        March 31,
                                    2002         2001
                                    ----         ----

Net income                         $  722       $  642
Net unrealized (losses) gains
 on securities during period         (136)         642
                                   ------       -- ---
Comprehensive income               $  586       $1,286
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

                                                            (amounts in thousands, except per share data)
                                                                             (unaudited)

                                                                 Income         Shares        Per-Share
                                                               (Numerator)   (Denominator)      Amount
Three months ended March 31, 2002
   Basic EPS
      Net income and income available to common stockholders      $ 722          1,422          $   .51
      Effect of dilutive securities, options                                         0
                                                                  -----          -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 722          1,422          $   .51
                                                                  =====          =====

Three months ended March 31, 2001
   Basic EPS
      Net income and income available to common stockholders      $ 642          1,447          $   .44
      Effect of dilutive securities, options                                         0
                                                                  -----          -----

   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                              $ 642          1,447          $   .44
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

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. In management's opinion, the adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.

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

Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, was January 1, 2002. The impact of adopting this Statement on the consolidated financial statements was not material.

                         Part I - FINANCIAL INFORMATION


                  Item 2. Management's Discussion and Analysis

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

The following is Management's discussion of the financial condition and results of operations on a consolidated basis of Salisbury Bancorp, Inc. which includes the accounts of Salisbury Bank and Trust Company. Management's discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001.

In order to provide a strong foundation for building shareholder value and serving its customers, the Company remains committed to investing in the technological and human resources necessary to implement new personalized financial products and to deliver them with the highest quality of service. During 2001, the Bank introduced a new Internet banking product called "SBTNET". It now has over 1000 customers signed up and using the product. Just recently, the Bank's home page of the website was remodeled to accommodate the expansion of its new "free" online services "SBT VCARD" and "SBT PAL". Future enhancements are planned as the Bank continues to develop additional Internet banking products for its customers.

Net Income for the three months ended March 31, 2002 increased $80,000 or 12.46% to $722,000 or $.51 per diluted share as compared to net income of $642,000 or $.44 per diluted share for the three months ended March 31, 2001. The improvement in net income is primarily the result of improved net interest and dividend income, reductions in interest expense, as well as a reduction in income taxes which resulted from increased income from tax exempt securities.

During the first calendar quarter of 2002, the Company's total assets decreased by $6,102,000 or 2.15% and totaled $277,500,000, which compares to $283,602,000 at December 31, 2001. This decrease is not considered to be indicative of any trend. During the first quarter of 2002, the asset mix has changed resulting in an increase in interest income. Federal funds sold totaled $18,150,000 at December 31, 2001. This total is somewhat higher than the Bank's normal operating range of funds and was primarily the result of the cash received from the acquisition of the Canaan branch. During the first quarter of 2002 a significant amount of these funds were invested in the securities portfolio of the Bank which increased 12.05% to $115,017,000 at March 31, 2002 compared to $102,648,000 at December 31, 2001. Competition for loans remains aggressive in the Bank's market area. This is coupled with an economic environment of generally lower interest rates that promote refinancing to longer term fixed rate products and has resulted in a decrease in the loan portfolio to $ 139,772,000 at March 31, 2002 as compared to $143,066,000 at December 31, 2001.
The Company continues to carefully monitor the quality of its assets. During this period, nonperforming loans increased from $587,000 at December 31, 2001 to $1,022,000 at March 31, 2002 which continues to represent approximately one percent of total loans. Presently, the Company does not have any assets classified as Other Real Estate Owned; therefore, total nonperforming loans represent total nonerforming assets as well. Deposits decreased to $198,589,000 at March 31, 2002. This compares to total deposits of $201,351,000 at December 31, 2001. This decrease represents the traditional seasonal cash flows of the Company's deposit customers.

As a result of the Company's first quarter financial performance, the Board of Directors declared a first quarter cash dividend of $.22 per common share. This compares to a cash dividend of $.21 per common share that was paid for the first quarter of 2001. The dividend was paid on April 26, 2002 to shareholders of record as of March 29, 2002. This represents a dividend payout ratio of 43.14%.

The Company's risk-based capital ratios at March 31, 2002, which included the risk weighted assets and capital of the Salisbury Bank and Trust Company were 15.34% for Tier 1 capital and 16.45% for total capital. The Company's leverage ratio was 7.58% at March 31, 2002.

                        THREE MONTHS ENDED MARCH 31, 2002
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001
Net Interest Income
-------------------

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

(amounts in thousands)
Three months ended March 31                        2002        2001
---------------------------                        ----        ----

Interest and Dividend Income
----------------------------
(financial statements)                            $4,061      $4,299
Tax Equivalent Adjustment                            224          93
                                                  ------      ------
     Total interest income (on an FTE basis)       4,285       4,392
Interest Expense                                   1,798       2,204
                                                  ------      ------
Net Interest and Dividend Income-FTE              $2,487      $2,188
                                                  ======      ======

Interest and dividend income on an FTE basis for the three months ended March 31, 2002 totaled $4,285,000 as compared to $4,392,000 for the same time period in 2001. Although there is an increase in earning assets, this decrease of $107,000 or 2.44% in interest and dividend income is primarily the result of an economic environment of generally lower interest rates. This is coupled with a change in the asset mix of earning assets, which now includes an increased portfolio of tax exempt securities, and results in a significant increase in the tax equivalent adjustment to $224,000 in 2002 compared to $93,000 a year ago. This is an increase of $131,000 or 141%.

During the first quarter of 2002, interest expense on deposits amounted to $1,088,000 as compared with $1,450,000 for the same period in 2001. Although deposits increased, primarily as the result of the Canaan Branch acquisition during the fourth quarter of 2001, generally lower interest rates resulted in the decrease in interest expense. Interest on Federal Home Loan Bank advances decreased to $710,000 in 2002 from $754,000 for the same period in 2001. This is the result of a decrease in funds borrowed to $52,672,000 in 2002 from $53,004,000 in 2001.

Overall, net interest and dividend income (on an FTE basis) amounted to $2,487,000 for the three months ended March 31, 2002 as compared with $2,188,000 for the same period in 2001. This increase of $299,000 represents a 13.67% increase in net interest and dividend income.

Noninterest Income
------------------

Noninterest income totaled $564,000 for the quarter ended March 31, 2002. This compares to $525,000 for the comparable quarter in 2001. Trust Department income increased $7,000 to $253,000 from $246,000 a year ago. Service charges on deposit accounts have increased $9,000 to $114,000 during the first quarter of 2002 compared to $105,000 for the same period last year. This is primarily the result of an increase of deposit accounts transactions. Gains on sales of available-for-sale securities totaled $15,000, a slight decrease from gains of $21,000 in 2001. Other noninterest income increased $29,000 or 18.95% to $182,000 for the three months ended March 31, 2002 from $153,000 for the corresponding period in 2001. This is primarily the result of an increase in fees earned from sales of mortgages in the secondary mortgage market.

Noninterest Expense
-------------------

Noninterest expense amounted to $1,815,000 for the first quarter of 2002. This is an increase of $203,000 or 12.59% over the $1,612,000 reported for the same period of 2001. Salaries and employee benefits increased $123,000 or 13.24%. This is primarily the result of the additional staff hired to service the increase in new business coupled with annual pay increases and increasing costs of employee benefits. Occupancy and equipment expenses remained consistent when comparing the two periods. Data processing costs also remained generally unchanged when comparing the first quarter of 2002 to the first quarter of 2001. Other operating expenses increased $72,000 or 19.94% to $447,000 for the three months period ended March 31, 2002. This increase is primarily the result of the amortization of intangible assets from the Canaan branch acquisition that occurred during the last quarter of 2001. First quarter amortization expense for 2002 amounted to $41,000. The balance of the increase represents increases normally associated with the operations of the Company. Total other operating expenses amounted to $361,000 for the same period on 2001.

Income Taxes
------------

The income tax provision for the first three months of 2002 totaled $253,000 in comparison to $329,000 for the same period in 2001. The decrease is primarily the result of the impact of an increase in tax exempt interest income earned from the securities portfolio.

Net Income
----------

Overall, net income totaled $722,000 for the three months period ended March 31, 2002. This compares to net income of $642,000 for the corresponding period in 2001. This is an increase of $80,000 or 12.46% and represents earnings per share of $.51 per diluted share. This compares to earnings per diluted share of $.44 for the same period in 2001. The improvement in net income is primarily a reflection of an increase in interest earning assets, which has resulted in an increase in total net interest income.

Provisions and Allowances for Loan Losses
-----------------------------------------

Total loans at March 31, 2002 were $141,227,000 which compares to total loans of $144,511,000 at December 31, 2001. This is a decrease of $3,284,000 or 2.27%. At
March 31, 2002 approximately 86% of the Bank's loan portfolio was related to real estate products and although the portfolio decreased during the first quarter of 2002, the concentration remained consistent as approximately 86% of the portfolio was related to real estate. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the period ended March 31, 2002 was $37,000 and was the same as the corresponding period of 2001.

The Bank formally determines the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2002. This determination is based on assessment of credit quality or "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 or more when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note. Such commercial loans and residential mortgages will be considered impaired under any of the following circumstances:

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

The credit card delinquency and loss history is evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the period ended March 31, 2002.

At March 31, 2002, the allowance for loan losses totaled $1,455,000 representing 142.37% of nonperforming loans which totaled $1,022,000 and 1.03% of total loans of $141,227,000. This compares to $1,445,000 representing 246.17% of nonperforming loans which totaled $587,000 and 1.00% of total loans of $144,511,000 at December 31, 2001. Management does not believe that this increase of $435,000 in nonperforming loans represents any trend towards increased delinquency of loans, which would be likely to have an effect on the level of the allowance for loan losses. A total of $32,000 loans were charged off by the Company during the three month period ended March 31, 2002 as compared to $19,000 charged off during the corresponding period in 2001. These charged off loans consisted primarily of loans to individuals. A total of $4,000 of previously charged off loans was recovered during the three month period ended March 31, 2002. Recoveries for the corresponding period in 2001 totaled $92,000. When comparing the two periods, and excluding the one large recovery in 2001 of $82,000, net charge-offs were $28,000 for the period ended March 31, 2002 and $10,000 for the same period in 2001, neither of which significantly impacted the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Capital
-------

At March 31, 2002, the Company had $23,636,000 in shareholder equity compared to $23,363,000 at December 31, 2001. This represents an increase of $273,000 or 1.17%. Several components contributed to the change since December 2001. Earnings year to date totaled $722,000. Market conditions have resulted in a negative adjustment to unrealized comprehensive income of $136,000. The Company also declared a first quarter cash dividend in 2002 resulting in a decrease in capital of $313,000. Under current regulatory definitions, the Bank is "well capitalized", the highest rating defined under the Federal Deposit Insurance Corporation Improvement Act. As a result, the Bank pays the lowest deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes in account off-
balance  sheet  exposure  in  assessing   capital   adequacy  and  it  minimizes
disincentives to holding liquid, low risk assets. At March 31, 2002, the Company had a total risk-based capital ratio of 16.45% compared to 16.21% at December 31, 2001. The leverage ratio at March 31, 2002 was 7.58% which compares to 7.87% at December 31, 2001. These capital ratios substantially exceed all applicable requirements for "well capitalized" institutions as established by Federal Bank supervisory standards.

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

Liquidity
---------

The Bank's  Asset/Liability  Management  Committee  which operates in accordance with policies established and reviewed by the Bank's Board of Directors, implements and monitors compliance with these policies regarding the Bank's asset/liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk measures the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary objectives of the Committee is to manage the Company's interest rate risk and control the sensitivity of earnings to changes in interest rates in order to improve net interest income and interest rate margins and to manage the maturities and interest rate sensitivities of assets and liabilities. At March 31, 2002, the Company's interest rate position was "asset sensitive". Therefore, an increase in interest rates would generally have the effect of increasing income as the Bank's assets reprice more quickly than its liabilities.
Alternatively, a decrease in interest rates would likely have a somewhat detrimental effect on income as assets reprice to such rates more quickly than liabilities. However, the level of interest rate risk is within the limits approved by the Board of Directors. Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. The Company's subsidiary, Salisbury Bank and Trust Company is a member of the Federal Home Loan Bank system which provides credit to its members. This enhances the liquidity position by providing a source of available borrowings. At March 31, 2002, the Company had approximately $26,130,000 in loan commitments and unadvanced funds outstanding. Management believes that the Company has ample liquidity to meet its present and foreseeable needs.

Forward Looking Statements
--------------------------

This Form 10-QSB and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and the Bank, may include forward-looking statements relating to such matters as:

(a) assumptions concerning future economic and business conditions and there effect on the economy in general and on the markets in which the Company and the Bank do business, and

(b) expectations for increased revenues and earnings for the Company and Bank through growth resulting from acquisitions, attraction of new deposit and loan customers and the introduction of new products and services.

Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. Forth those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995.

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Company's and Bank's business include the following:

(a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;

(b) changes in the legislative an regulatory environment that negatively impact the Company and Bank through increased operating expenses;

(c)  increased competition from other financial and non-financial institutions;

(d)  the impact of technological advances; and

(e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Company's and the Bank's financial position and results of operations.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders-Not applicable

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K


a.       Exhibits - None

b.       Reports on Form 8-K:

         The Company filed a Form 8-K on February 28, 2002 to report that the Company's Board of Directors declared a quarterly cash dividend of $.22 per share to be paid on April 26, 2002 to shareholders of record as of March 29, 2002.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Salisbury Bancorp, Inc.

         Date: May 13, 2002                    by:  /s/ John F. Perotti
               ------------                    ------------------------------
                                               John F. Perotti
                                               President/Chief Executive Officer

         Date: May 13, 2002                    by:  /s/ John F. Foley
               ------------                    ------------------------------
                                               John F. Foley
                                               Chief Financial Officer