Form 10QSB
period 2002-06-30
SALISBURY BANCORP INC
filed 2002-08-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 1-14854

                               Salisbury Bancorp, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Connecticut                                          06-1514263
---------------------------------                          -------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                             Identification No.)



              5 Bissell Street Lakeville Connecticut         06039
             ---------------------------------------        ---------
             (Address of principal executive offices)      (Zip Code)


       Registrant"s Telephone Number, Including Area Code (860) 435-9801
                                                          ---------------

  ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of August 1, 2002

                                   1,423,238
                                   ---------


                                          SALISBURY BANCORP, INC.

                                             TABLE OF CONTENTS

 Part I. FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
Item 1.  Condensed Financial Statements:

         Condensed Consolidated Balance Sheets -June 30, 2002 (unaudited)
                                     and December 31, 2001                                                 4
         Condensed Consolidated Statements of Income -three and six months ended
                                     June 30, 2002 and 2001                                                5
                                     (unaudited)
         Condensed Consolidated Statements of Cash Flows -six months ended June 30, 2002 and 2001          6
                                     (unaudited)

         Notes to Consolidated Financial Statements                                                        8

Item 2.  Management"s Discussion and Analysis                                                             11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                19

Item 2.  Changes in Securities and Use of Proceeds                                                        19

Item 3.  Defaults Upon Senior Securities                                                                  19

Item 4.  Submission of Matters to a Vote of Security Holders                                              19

Item 5.  Other Information                                                                                21

Item 6.  Exhibits and Reports on Form 8-K                                                                 21

Signatures                                                                                                22


                          Part I--FINANCIAL INFORMATION

                     Item 1. Condensed Financial Statements


                             SALISBURY BANCORP, INC.
                             -----------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)


                                                                       JUNE 30,       DECEMBER 31,
                                                                         2002            2001
                                                                         ----            ----
                                                                     (unaudited)
ASSETS
   Cash & due from banks:
      Non-Interest Bearing                                           $   7,415       $   7,184
      Interest Bearing                                                     244             258
   Federal funds sold                                                    8,275          18,150
   Money market mutual funds                                               514             618
                                                                     ---------       ---------
           Cash and cash equivalents                                    16,448          26,210
   Investment Securities:
      Held to maturity securities at amortized cost                        327             400
      Available-for-sale securities at market value                    120,278         102,248
   Federal Home Loan Bank stock, at cost                                 2,945           2,945
   Loans:
      Commercial, financial and agricultural                            10,068          10,797
      Real estate-construction and land development                      4,786           3,935
      Real estate-residential                                           97,932         102,201
      Real estate-commercial                                            17,323          17,423
      Consumer                                                           8,725          10,030
      Other                                                                169             125
      Allowance for loan losses                                         (1,473)         (1,445)
                                                                     ---------       ---------
           Net loans                                                   137,530         143,066
   Bank premises & equipment                                             2,729           2,683
   Investment in real estate                                                75              75
   Accrued interest receivable                                           1,844           1,681
   Intangible assets on branch acquisition                               3,145           3,227
   Other assets                                                            805           1,067
                                                                     ---------       ---------
Total Assets                                                         $ 286,126       $ 283,602
                                                                     =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                         $  36,441       $  37,702
      Savings & NOW                                                     61,961          48,435
      Money Market                                                      43,044          48,897
      Time                                                              64,322          66,317
                                                                     ---------       ---------
           Total Deposits                                              205,768         201,351
   Federal Home Loan Bank advances                                      52,397          53,004
   Due to broker                                                           653           4,204
   Other liabilities                                                     1,982           1,680
                                                                     ---------       ---------
           Total Liabilities                                           260,800         260,239
                                                                     ---------       ---------

Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,423,238 at June 30, 2002            142             142
      and 1,422,358 at December 31, 2001
   Additional paid-in capital                                            2,304           2,281
   Retained earnings                                                    22,064          21,219
   Accumulated other comprehensive income (loss)                           816            (279)
                                                                     ---------       ---------
           Total Shareholders' Equity                                   25,326          23,363
                                                                     ---------       ---------
Total Liabilities and Shareholders' Equity                           $ 286,126       $ 283,602
                                                                     =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    SALISBURY BANCORP, INC.
                                    -----------------------
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          -------------------------------------------
                         (amounts in thousands, except per share data)
                                    June 30, 2002 and 2001
                                          (unaudited)

                                                                  Six Months Ended       Three Months Ended
                                                                       June 30                June 30
                                                                  2002         2001       2002        2001
                                                                  ----         ----       ----        ----
Interest and dividend income:
   Interest and fees on loans                                    $5,007      $5,748      $2,438      $2,862
Interest and dividends on securities:
   Taxable                                                        2,008       2,104       1,028       1,001
   Tax-exempt                                                       965         433         531         252
Dividends on equity securities                                       72         114          37          54
Other interest                                                       72         115          29          46
                                                                 ------      ------      ------      ------
Total interest and dividend income                                8,124       8,514       4,063       4,215
                                                                 ------      ------      ------      ------
 Interest expense:
   Interest on deposits                                           2,138       2,777       1,050       1,327
   Interest on Federal Home Loan Bank advances                    1,423       1,503         713         749
                                                                 ------      ------      ------      ------
           Total interest expense                                 3,561       4,280       1,763       2,076
                                                                 ------      ------      ------      ------
           Net interest and dividend income                       4,563       4,234       2,300       2,139
Provision for loan losses                                            75          75          38          38
                                                                 ------      ------      ------      ------

           Net interest and dividend income after provision
               for loan losses                                    4,488       4,159       2,262       2,101
                                                                 ------      ------      ------      ------

Other income:
   Trust department income                                          511         511         258         265
   Service charges on deposit accounts                              235         245         121         140
   Gain on sale of available-for-sale securities                    206          43         191          22
   Other income                                                     394         336         212         183
                                                                 ------      ------      ------      ------
           Total other income                                     1,346       1,135         782         610
                                                                 ------      ------      ------      ------
Other expense:
   Salaries and employee benefits                                 2,112       1,864       1,060         935
   Occupancy expense                                                148         115          75          52
   Equipment expense                                                241         246         118         122
   Data processing                                                  253         253         119         118
   Other expense                                                  1,045         756         612         395
                                                                 ------      ------      ------      ------
           Total other expense                                    3,799       3,234       1,984       1,622
                                                                 ------      ------      ------      ------
           Income before income taxes                             2,035       2,060       1,060       1,089
Income taxes                                                        563         683         310         354
                                                                 ------      ------      ------      ------
           Net income                                            $1,472      $1,377      $  750      $  735
                                                                 ======      ======      ======      ======

Earnings per common share outstanding                            $ 1.03      $  .96      $  .53      $  .51
                                                                 ======      ======      ======      ======
Earnings per common share outstanding,
 assuming dilution                                               $ 1.03      $  .96      $  .53      $  .51
                                                                 ======      ======      ======      ======

Dividends per share                                              $  .44      $  .42      $  .22      $  .21
                                                                 ======      ======      ======      ======




   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  SALISBURY BANCORP, INC.
                                  -----------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
                                  (amounts in thousands)
                          Six months ended June 30, 2002 and 2001
                                        (unaudited)


                                                                           2002           2001
                                                                           ----           ----
Cash flows from operating activities:
   Net income                                                           $  1,472       $  1,377
                                                                        --------       --------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                        331            (69)
         Gain on sales of available-for-sale securities, net                (206)           (43)
         Provision for loan losses                                            75             75
         Depreciation and amortization                                       118            152
         Amortization of intangible assets from branch acquisition            82              0
         Accretion of fair value adjustment on deposits                      (80)             0
         (Increase) decrease in interest receivable                         (163)            32
         Increase in prepaid expenses                                        (63)           (41)
         Increase in other assets                                             22            (97)
         Increase in taxes payable                                           (45)          (201)
         Decrease in accrued expenses                                       (115)           (20)
         Increase (decrease) in interest payable                             (25)             8
Increase (decrease) in other liabilities                                      20             (8)
                                                                        --------       --------

Net cash provided by operating activities                                  1,423          1,165
                                                                        --------       --------
Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                    (0)           (15)
  Purchases of available-for-sale securities                             (53,960)       (55,537)
  Proceeds from sales of available-for-sale securities                    24,381         38,372
  Proceeds from maturities of available-for-sale securities                9,733         11,330
  Proceeds from maturities of held-to-maturity securities                     65              5
  Net (increase) decrease  in loans                                        5,452         (7,579)
  Recoveries of loans previously charged-off                                   8             98
  Capital expenditures                                                      (164)          (173)
                                                                        --------       --------

Net cash used in investing activities                                    (14,485)       (13,499)
                                                                        --------       --------

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     SALISBURY BANCORP, INC.
                                     -----------------------
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -----------------------------------------------
                                     (amounts in thousands)
                             Six months ended June 30, 2002 and 2001
                                           (unaudited)
                                           (continued)
                                                                      2002            2001
                                                                      ----            ----
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                               6,412            110
   Net decrease in time deposits                                     (1,915)        (1,516)
   Advances from Federal Home Loan Bank                                   0         10,000
   Principal payments on advances from Federal Home Loan Bank          (607)          (711)
   Dividends paid                                                      (612)          (857)
   Net repurchase of common stock                                        22           (611)
                                                                   --------       --------

   Net cash provided by financing activities                          3,300          6,415
                                                                   --------       --------

Net decrease in cash and cash equivalents                            (9,762)        (5,919)
Cash and cash equivalents at beginning of period                     26,210         13,759
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 16,448       $  7,840
                                                                   ========       ========
Supplemental disclosures:
   Interest paid                                                   $  3,586       $  4,272
   Income taxes paid                                                    596            863





   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank"s subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company"s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

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

Comprehensive Income
                                   Three months ended        Six months ended
                                         June 30,                June 30,
                                    2002         2001        2002        2001
                                    ----         ----        ----        ----
Net income                         $  750      $  735       $1,472      $1,377
Net unrealized (losses) gains
 on securities during period        1,231        (338)       1,095         306
                                   ------      ------       ------      ------
Comprehensive income               $1,981      $  397       $2,567      $1,683
                                   ======      ======       ======      ======

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


                                                                (amounts in thousands, except per share data)
                                                                                (unaudited)

                                                                     Income         Shares        Per-Share
                                                                   (Numerator)   (Denominator)     Amount
                                                                   -----------   -------------     ------

Six months ended June 30, 2002
   Basic EPS
      Net income and income available to common stockholders         $1,472         1,423        $   1.03
      Effect of dilutive securities, options                             --             0
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                 $1,472         1,423        $   1.03

Six months ended June 30, 2001
   Basic EPS
      Net income and income available to common stockholders         $1,377         1,441        $    .96
      Effect of dilutive securities, options                             --             0
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                 $1,377         1,441        $    .96




                                                                (amounts in thousands, except per share data)
                                                                                (unaudited)

                                                                     Income         Shares       Per-Share
                                                                   (Numerator)   (Denominator)    Amount
                                                                   -----------   -------------     ------
Three months ended June 30, 2002
   Basic EPS
      Net income and income available to common stockholders         $  750         1,423        $   .53
      Effect of dilutive securities, options                              0
   Diluted EPS
      Income available to common stockholders and assumed
         conversions
                                                                     $  750         1,423        $   .53
Three months ended June 30, 2001
   Basic EPS
      Net income and income available to common stockholders         $  735         1,435        $   .51
      Effect of dilutive securities, options                             --             0
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                 $  735         1,435        $   .51


NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

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

Overview
--------

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

In order to provide a strong foundation for building shareholder value and serving its customers, the Company remains committed to investing in the technological and human resources necessary to implement new personalized financial products and to deliver them with the highest quality of service. The Bank's internet product called "SBTNET" which is now just over a year old, has over 1100 customers who utilize this product. As reported in the first quarter, the Bank's home page of the website was remodeled to accommodate the expansion of its "free" online services "SBT V-CARD" and "SBT PAL". These additions to our online services have already proven popular with our customers. The Bank has plans to continue enhancing its Internet banking products for customers.

The Company's net income for the six months ended June 30, 2002 was $1,472,000 as compared to $1,377,000 for the same period ended June 30, 2001. This represents an increase of $95,000 or 6.9%. Earnings per diluted share increased 7.29% for the first six months of 2002 and amounted to $1.03 per diluted share as compared to $.96 earnings per diluted share for the same period a year ago. The improvement in net income is primarily the result of an increase in net interest and dividend income, reductions in interest expense, as well as a reduction in income taxes that resulted from increased income from tax exempt securities.

The Company's assets at June 30, 2002 totaled $286,126,000 which represents growth of $2,524,000 since December 31, 2001 when assets totaled $283,602,000. The moderate growth is primarily the result of continuing efforts to develop new business. As reported previously, the asset mix continues to change as the cash received from the acquisition of the Canaan branch, which was invested in Federal Funds at December 31, 2001, has been invested in the securities portfolio. The securities portfolio has also increased as a continuing economic environment of generally lower interest rates that promote refinancing to longer term fixed rate products and continued aggressive competition in the Bank's market area have resulted in a decrease in total net loans outstanding to $137,530,000 at June 30, 2002. This compares to total net loans outstanding of $143,066,000 at December 31, 2001 and represents a decrease of 3.87%. Overall however, the increase in the Company's aggregate base of earning assets coupled with the change in asset mix has resulted in an increase in net interest income. The Company continues to carefully monitor the quality of its assets. During the first six months of 2002, nonperforming loans increased to $793,000 from $587,000 at December 31, 2001. During the second quarter of 2002 however, nonperforming loans decreased to $793,000 from $1,022,000 at March 31, 2002. The net increase of $206,000 since December 31, 2001 continues to represent less than one percent of total loans outstanding and is not considered to be significant or indicative of any trend. Currently, the Company does not have any assets classified as Other Real Estate Owned; therefore, total nonperforming loans represent total nonperfoming assets as well. Traditionally, seasonal cash flows result in a slight decrease in deposits during this period, however continuing efforts to develop new business have resulted in an increase in deposits of $4,417,000 or 2.19% to $205,768,000 at June 30, 2002. This compares to total deposits of $201,351,000 at December 31, 2001.

As a result of the Company's second quarter financial performance, the Board of Directors declared a second quarter cash dividend of $.22 per common share. This compares to a cash dividend of $.21 per common share that was paid for the second quarter of 2001. This dividend was paid on July 26, 2002 to shareholders of record as of June 29, 2002. Year-to-date dividends for the first six months of 2002 total $.44 per common share. This compares to total dividends of $.42 per common share for the same period in 2001.

The Company's risk-based capital ratios at June 30, 2002, which included the risk weighted assets and capital of the Salisbury Bank and Trust Company were 15.38% for tier 1 capital and 16.48% for total capital. The Company's leverage ratio was 7.68% at June 30, 2002.

                          SIX MONTHS ENDED JUNE 30,2002
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

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


(amounts in thousands)(unaudited)
Six months ended June 30                             2002        2001
                                                     ----        ----
Interest and Dividend Income                        $8,124      $8,514
(financial statements)
Tax Equivalent Adjustment                              497         223
                                                    ------      ------
       Total Interest Income (on an FTE basis)       8,621       8,737
Interest Expense                                     3,561       4,280
                                                    ------      ------
Net Interest Income-FTE                             $5,060      $4,457
                                                    ======      ======


Interest and dividend income on an FTE basis for the six months ended June 30, 2002 totaled $8,621,000 as compared to $8,737,000 for the same time period in 2001. This is a decrease of $116,000 or 1.33%. Although there is an increase in earning assets, this decrease in interest and dividend income is primarily the result of an economic environment of generally lower interest rates. A continuing change in the mix of earning assets which reflects an increase in tax exempt securities has resulted in a significant increase in the tax equivalent adjustment to $497,000 for the first six months of 2002 as compared to $223,000 for the same period in 2001. This is an increase of $274,000 or 123%.

Interest expense on deposits for the first six months of 2002 totaled $2,138,000 compared to $2,777,000 for the same period in 2001. This represents a decrease of $639,000 or 23.01%. Although deposits increased, primarily as the result of the Canaan Branch acquisition during the fourth quarter of 2001, generally lower interest rates resulted in the decrease in interest expense. Interest on Federal Home Loan Bank advances decreased $80,000 or 5.32% for the same six month period being compared. This is the result of a decrease in funds borrowed to $52,397,000 in 2002 from $53,004,000 in 2001.

Overall, net interest and dividend income (on an "FTE" basis) increased $603,000 or 13.53% to $5,060,000 for the first six months of 2002. This compares to $4,457,000 for the same period in 2001.

Noninterest Income
------------------

Noninterest income totaled $1,346,000 for the six months ended June 30, 2002 as compared to $1,135,000 for the six months ended June 30, 2001. Trust Department income remained consistent at $511,000 for each year. Service charges decreased $10,000 or 4.1% to $235,000 at June 30, 2002 compared to $245,000 at June 30,
2001.  The  first  six  months  of
year 2002 produced a gain on the sale of Available-for Sale securities in the amount of $206,000, as movement in the markets presented opportunities for the Company to enhance the return from the securities portfolio and at the same time produce gains on the sale of certain Available-for-Sale securities. Other income increased $58,000 or 17.26% to $394,000 for the first six months of 2002 compared to $336,000 for the corresponding period in 2001. This increase is primarily the result of increased fees generated from the increased refinancing activity in the secondary mortgage market.

Noninterest Expense
-------------------

Noninterest expense totaled $3,799,000 for the first six months of 2002 as compared to $3,234,000 for the same period in 2001. This is an increase of $565,000 or 17.47%. Salary and employee benefit expenses increased $248,000 or 13.30%. This is primarily the result of the addition of staff for the Canaan Branch that was opened in September of 2001. Additional staff was also hired to service the increase in new business at the Bank's other facilities. Annual pay raises and the increasing costs of employee benefits have also contributed to the increased expense. Occupancy and equipment expenses increased $28,000 or 7.76% to $389,000 when comparing the first six months of 2002 to the same six months expense of $361,000 in 2001. This is primarily the result of some one time maintenance expenses on the facilities. Data processing costs remained the same when comparing June 30, 2002 to June 30, 2001. Other operating expenses totaled $1,045,000 at June 30, 2002 and compares to other operating expenses that totaled $756,000 at June 30, 2001. This is an increase of $289,000 or 38.23%. This is primarily the result of the amortization of intangible assets from the Canaan Branch acquisition that occurred during the last quarter of 2001 in addition to other operating costs associated with having the new branch operational. The balance of the increase represents increases normally associated with the operations of the Company.

Income Taxes
------------

The income tax provision for the first six months of 2002 totaled $563,000 in comparison to $683,000 for the first six months of 2001. The decrease is primarily the result of the impact of an increase in tax exempt interest income earned from the securities portfolio.

Net Income
----------

Overall, net income totaled $1,472,000 for the six months ended June 30, 2002. This compares to net income of $1,377,000 for the corresponding period in 2001. This is an increase of $95,000 or 6.90% and represents earnings of $1.03 per diluted share. This compares to earnings per diluted share of $.96 for the same period in 2001. The improvement in net income is primarily a reflection of an increase in interest earning assets, which has resulted in an increase in total net interest income.

                        THREE MONTHS ENDED JUNE 30, 2002
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

For the following discussion, interest income is presented on a fully taxable equivalent ("FTE") basis. FTE interest restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)(unaudited)
Three months ended June 30,                                    2002        2001
                                                               ----        ----

Interest and Dividend Income                                  $4,063     $4,215
(financial statements)
Tax Equivalent Adjustment                                        274        130
        Total interest and dividend income(on an FTE basis)    4,337      4,345
Interest Expense                                               1,763      2,076
Net Interest and Dividend Income-FTE                          $2,574     $2,269

Net Interest Income
-------------------

Total interest and dividend income on a FTE basis equaled $4,337,000 for the three months ended June 30, 2002 as compared to $4,345,000 for the same period in 2001. Although there is an increase in earning assets, this decrease in interest and dividend income is primarily the result of an economic environment of generally lower interest rates. As mentioned previously, a change in the mix of earning assets has resulted in an increased portfolio of tax exempt securities which in turn has resulted in a significant increase in the tax equivalent adjustment to $274,000 in 2002 from $130,000 in 2001. This is an increase of $144,000 or 111%.

Interest expense on deposits decreased $277,000 for the quarter to $1,050,000, compared to $1,327,000 for the same quarter in 2001. Although deposits have increased, this decrease is primarily the result of generally lower interest rates. Interest expense on Federal Home Loan Bank advances decreased $36,000 or 4.81% in 2002 to $713,000. This compares to interest expense of $749,000 for the corresponding period in 2001. The decrease is primarily attributable to the reduced volume of FHLB borrowings during the first six months of 2002.

As a result, net interest and dividend income on an FTE basis for the three months ended June 30, 2002 totaled $2,574,000 as compared to $2,269,000 for the same period in 2001. The increase was $305,000 or 13.44%.

Noninterest Income
------------------

Noninterest income totaled $782,000 for the three months ended June 30, 2002, as compared to $610,000 for the three months ended June 30, 2001. This increase is primarily the result of an increase of $169,000 in gains on sales of Available-For Sale securities during 2002.

Noninterest Expense
-------------------

Noninterest expense totaled $1,984,000 for the three months ended June 30, 2002 as compared to $1,622,000 for the same period in 2001. This represents an increase of $362,000 or 22.32%. Salaries and benefits increased $125,000 or 13.37% to $1,060,000 for the three months ended June 30, 2002. This compares to expenditures of $935,000 for the corresponding period in 2001. As mentioned previously, additional staff was hired for the Canaan Branch which opened during the fourth quarter of 2001 and the expenses associated with the new branch will continue to reflect increases for each quarter when comparing the year 2002 to the year 2001. Additionally, annual salary increases and increased costs of employee benefits also contribute to the increase in salary and employee benefit expenses. Occupancy and equipment expenses increased to $193,000 from $174,000. This is an increase of $19,000 or 10.92%. This is primarily the result of maintaining the Canaan Branch which opened in the fall of 2001. Other operating expenses totaled $612,000 for the three months period ended June 30, 2002. This is an increase of $217,000 or 54.94% when comparing the three months ended June 30, 2001 other operating expenses of $395,000. This increase is primarily the result of the operating costs of the additional branch, as mentioned previously, however, the Company incurred additional costs relating to Trust operations that also influenced the increase. Data processing expenses remained consistent when comparing the second quarter of 2002 to the second quarter of 2001.

Income Taxes
------------

The income tax provision for the three months ended June 30, 2002 totaled $310,000 in comparison to an income tax provision of $354,000 for the same period in 2001. The decrease is primarily the result of the impact of an increase in tax exempt interest income earned from the securities portfolio.

Net Income
----------

Overall, net income totaled $750,000 for the second quarter of 2002 compared to $735,000 for the comparable period of 2001. This is an increase of $15,000 and represents earnings per share of $.53 per diluted share. This compares to earnings per diluted share of $.51 for the same six month period of 2001. The improvement in net income is primarily a reflection of an increase in interest earning assets, which has resulted in an increase in total net interest income.

Provisions and Allowances for Loan Losses
-----------------------------------------

Total loans at June 30, 2002 were $139,003,000 which compares to total loans of $144,511,000 at December 31, 2001. This is a decrease of $5,508,000 or 3.81%. At
June 30, 2002 approximately 86% of the Bank's loan portfolio was related to real estate loans and although the portfolio decreased during the second quarter of 2002, the concentration remained consistent as approximately 86% of the portfolio was related to real estate at December 31, 2001. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the period ended June 30, 2002 was $75,000 and was the same as the corresponding period of 2001.

The Bank formally determines the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2002. This determination is based on assessment of credit quality or "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the period ended June 30, 2002.

At June 30, 2002, the allowance for loan losses totaled $1,473,000 representing 185.75% of nonperforming loans, which totaled $793,000, and 1.06% of total loans outstanding of $139,003,000. This compared to $1,445,000 representing 246.17% of nonperforming loans, which totaled $587,000 and 1.00% of total loans of $144,511,000 at December 31, 2001. Management does not believe that this increase of $206,000 in nonperforming loans represents any trend towards increased delinquency of loans, which would be likely to have an effect on the level of the allowance for loan losses. A total of $55,000 loans were charged off by the Bank during each of the six month periods ended June 30, 2002 and June 30, 2001, respectively. These charged off loans consisted primarily of loans to individuals. A total of $8,000 of previously charged off loans was recovered during the six month period ended June 30, 2002. Recoveries for the corresponding period in 2001 totaled $98,000. When comparing the two periods, and excluding the one large recovery in 2001 of $82,000, net charge-offs were $47,000 for the period ended June 30, 2002 and $39,000 for the same period in 2001, neither of which significantly impacted the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions,
further  information   obtained  regarding  problem  loans,   identification  of
additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Bank to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Capital
-------

At June 30, 2002, the Company had $25,326,000 in shareholder equity compared to $23,363,000 at December 31, 2001. This represents an increase of $1,963,000 or 8.40%. Several components contributed to the change since December 2001. At June 30, 2002, earnings year to date totaled $1,472,000. Market conditions have resulted in a positive adjustment to unrealized comprehensive income of $1,095,000. The Company issued 880 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2002, which resulted in an increase in capital of $23,000. The Company also declared two quarterly cash dividends in 2002 resulting in a decrease in capital of $626,000. Under current regulatory definitions, the Bank is "well capitalized", the highest rating defined under the Federal Deposit Insurance Corporation Improvement Act. As a result, the Bank pays the lowest deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At June 30, 2002, the Company had a risk-based capital ratio of 16.32% compared to 16.21% at December 31, 2001. The leverage ratio at June 30, 2002 was 7.61% which compares to 7.87% at December 31, 2001. These capital ratios substantially exceed all applicable requirements for "well capitalized" institutions as established by Federal Bank supervisory standards.

Maintaining strong capital is essential to bank safety and soundness and to maintaining the confidence of investors, customers and regulators. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and maintaining consistency with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the current and foreseeable future capital needs of the institution.

Liquidity
---------

The Bank's  Asset/Liability  Management  Committee  which operates in accordance with policies established and reviewed by the Bank's Board of Directors, implements and monitors compliance with these policies regarding the Bank's
asset/liability   management  practices  with  regard  to  interest  rate  risk, liquidity and capital. Interest rate risk measures the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary objectives of the Committee is to manage interest rate risk and control the sensitivity of earnings to changes in interest rates in order to improve net interest income and interest rate margins and to manage the maturities and interest rate sensitivities of assets and liabilities. At June 30, 2002, the Bank's interest rate position was asset sensitive. However, the level of interest rate risk is within the limits approved by the Board of Directors. Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. The Company's subsidiary, Salisbury Bank and Trust Company is a member of the Federal Home Loan Bank system which provides credit to its members. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2002, the Company had approximately $24,706,000 in loan commitments and unadvanced funds outstanding. The Company maintains ample liquidity to meet its present and foreseeable needs.

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

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders


     The Annual Meeting of Shareholders of Salisbury Bancorp, Inc. (the "Company"), the holding company for Salisbury Bank and Trust Company (the "Bank") was held on Saturday, April 27, 2002. Shareholders voted on the election of directors and the ratification of the appointment of independent auditors.

     The results of the votes of shareholders regarding each proposal are set forth below:

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

     Each of the three nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve until their term expires or their successors are elected and qualified.

           The vote for electing nominees as directors was as follows:

                                                                   Withholding
                                                     For            Authority

John R. H. Blum           Number of Shares:          1,050,301      31,461
(three (3) year term)     Percentage of
                          Shares Voted:              97.1%          2.9%
                          Percentage of Shares
                          Entitled to Vote:          73.8%          2.2%


                                                                   Withholding
                                                     For            Authority

Louise F. Brown           Number of Shares:          1,050,301      31,461
(three (3) year term)     Percentage of
                          Shares Voted:              97.1%          2.9%
                          Percentage of Shares
                          Entitled to Vote:          73.8%          2.2%

                                                                   Withholding
                                                     For            Authority

Nancy F. Humphreys        Number of Shares:          1,050,301      31,461
(three (3) year term)     Percentage of
                          Shares Voted:              97.1%          2.9%
                          Percentage of Shares
                          Entitled to Vote:          73.8%          2.2%

The three (3) individuals elected at the 2002 Annual Meeting along with the following individuals whose terms did not expire at such meeting constitute the Board of Directors of the Company:

           Gordon C. Johnson
           Holly J. Nelson
           Walter C. Shannon, Jr.
           John F. Perotti
           Craig E. Toensing
           Michael A. Varet

                                   PROPOSAL 2
             RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS


     The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2002 was approved because the votes for such appointment exceeded the votes against such appointment.

          The vote to ratify the appointment by the Board of Directors of Shatswell, MacLeod & Company, P.C. as independent auditors for the year ending December 31, 2002 was as follows:

                                                For        Against      Abstain

           Number of Votes:                  1,070,566      5,574        5,622
           Percentage of Shares Voted:       98%            .5%          .5%
           Percentage of Shares
           Entitled to Vote:                 75.3%          .4%          .9%


Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

          a.   Exhibits - 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          99.2 Certification  of Chief Financial  Officer
                               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b.   Reports on Form 8-K:

          The Company filed a Form 8-K on May 1, 2002 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Saturday, April 27, 2002.

          The Company filed a Form 8-K on May 29, 2002 to report that the Company's Board of Directors declared a quarterly cash dividend of $.22 per share to be paid on July 26, 2002 to shareholders of record as of June 29, 2002.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Salisbury Bancorp, Inc.

     Date: August 9, 2002              by:  /s/ John F. Perotti
                                            ---------------------------------
                                            John F. Perotti
                                            President/Chief Executive Officer

     Date: August 9, 2002              by:   /s/ John F. Foley
                                             --------------------------------
                                             John F. Foley
                                             Chief Financial Officer