Form 10QSB
period 2002-09-30
SALISBURY BANCORP INC
filed 2002-11-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2002
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
                         Commission file number 1-14854

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Connecticut                                       06-1514263
-------------------------------             ------------------------------------
(State or Other Jurisdiction of
Incorporation or Organization)              (I.R.S. Employer Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of November 1, 2002
                                    1,423,238
                                    ---------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I. FINANCIAL INFORMATION                                                                              Page

Item 1.  Condensed Financial Statements:

         Condensed Consolidated Balance Sheets -September 30, 2002 (unaudited)
                                                 and December 31, 2001                                        4
         Condensed Consolidated Statements of Income -three and nine months ended
                                           September 30, 2002 and 2001                                        5
                                           (unaudited)
         Condensed Consolidated Statements of Cash Flows -nine months ended September 30, 2002 and 2001       6
                                           (unaudited)

         Notes to Consolidated Financial Statements                                                           8

Item 2.  Management"s Discussion and Analysis                                                                12

Item 3.  Controls and Procedures                                                                             20

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   21

Item 2.  Changes in Securities and Use of Proceeds                                                           21

Item 3.  Defaults Upon Senior Securities                                                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                                                 21

Item 5.  Other Information                                                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                                                    21

Signatures                                                                                                   22

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                     23

                                       2

                          Part I--FINANCIAL INFORMATION

                     Item 1. Condensed Financial Statements


                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)
                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             2002            2001
                                                                             ----            ----
                                                                          (unaudited)
ASSETS
   Cash & due from banks:
      Non-Interest Bearing                                                $   5,793       $   7,184
      Interest Bearing                                                           85             258
   Federal funds sold                                                             0          18,150
   Money market mutual funds                                                    527             618
                                                                          ---------       ---------
         Cash and cash equivalents                                            6,405          26,210
   Investment Securities:
      Held to maturity securities at amortized cost                             324             400
      Available-for-sale securities at market value                         129,853         102,248
   Federal Home Loan Bank stock, at cost                                      2,945           2,945
   Loans:
      Commercial, financial and agricultural                                  9,269          10,797
      Real estate-construction and land development                           4,653           3,935
      Real estate-residential                                                98,860         102,201
      Real estate-commercial                                                 17,258          17,423
      Consumer                                                                8,436          10,030
      Other                                                                     190             125
      Allowance for loan losses                                              (1,383)         (1,445)
                                                                          ---------       ---------
         Net loans                                                          137,283         143,066
   Bank premises & equipment                                                  2,774           2,683
   Investment in real estate                                                     75              75
   Accrued interest receivable                                                1,851           1,681
   Intangible assets on branch acquisition                                        0           3,227
   Goodwill                                                                   2,358               0
   Core deposit intangible                                                      817               0
   Due from broker                                                              477               0
   Other assets                                                                 455           1,067
                                                                          ---------       ---------
Total Assets                                                              $ 285,617       $ 283,602
                                                                          =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand                                                              $  35,724       $  37,702
      Savings & NOW                                                          58,987          48,435
      Money Market                                                           40,919          48,897
      Time                                                                   67,118          66,317
                                                                          ---------       ---------
         Total Deposits                                                     202,748         201,351
   Federal Home Loan Bank advances                                           53,151          53,004
   Due to broker                                                                  0           4,204
   Other liabilities                                                          2,733           1,680
                                                                          ---------       ---------
         Total Liabilities                                                  258,632         260,239
                                                                          ---------       ---------
Shareholders' equity:
   Common stock, par value $.10 per share;
      Authorized 3,000,000 shares
      Issued and outstanding shares: 1,423,238 at September 30, 2002            142             142
      and 1,422,358 at December 31, 2001
   Additional paid-in capital                                                 2,304           2,281
   Retained earnings                                                         22,759          21,219
   Accumulated other comprehensive income (loss)                              1,780            (279)
                                                                          ---------       ---------
         Total Shareholders' Equity                                          26,985          23,363
                                                                          ---------       ---------
Total Liabilities and Shareholders' Equity                                $ 285,617       $ 283,602
                                                                          =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                           September 30, 2002 and 2001
                                   (unaudited)
                                                                Nine Months Ended        Three Months Ended
                                                                   September 30              September 30
                                                                 2002        2001         2002          2001
                                                                 ----        ----         ----          ----

Interest and dividend income:
   Interest and fees on loans                                  $ 7,373      $ 8,590      $ 2,366      $ 2,842
Interest and dividends on securities:
   Taxable                                                       3,070        3,147        1,062        1,043
   Tax-exempt                                                    1,488          687          523          254
 Dividends on equity securities                                    144          161           72           47
Other interest                                                      97          239           25          124
                                                               -------      -------      -------      -------
Total interest and dividend income                              12,172       12,824        4,048        4,310
                                                               -------      -------      -------      -------
 Interest expense:
   Interest on deposits                                          3,145        4,067        1,007        1,290
   Interest on Federal Home Loan Bank advances                   2,143        2,267          720          764
                                                               -------      -------      -------      -------
         Total interest expense                                  5,288        6,334        1,727        2,054
                                                               -------      -------      -------      -------
         Net interest and dividend income                        6,884        6,490        2,321        2,256
Provision for loan losses                                          112          112           37           37
                                                               -------      -------      -------      -------
         Net interest and dividend income after provision
               for loan losses                                   6,772        6,378        2,284        2,219
                                                               -------      -------      -------      -------
Other income:
   Trust department income                                         767          751          256          240
   Service charges on deposit accounts                             352          353          117          107
   Gain on sale of available-for-sale securities                   465           88          259           45
   Other income                                                    664          543          270          208
                                                               -------      -------      -------      -------
         Total other income                                      2,248        1,735          902          600
                                                               -------      -------      -------      -------
Other expense:
   Salaries and employee benefits                                3,168        2,833        1,056          969
   Occupancy expense                                               225          162           77           47
   Equipment expense                                               361          367          120          121
   Data processing                                                 382          388          129
                                                                                                          135
   Amortization of core deposit intangible                          51            7
                                                                                              17            7
   Other expense                                                 1,444        1,118          481          362
                                                               -------      -------      -------      -------
         Total other expense                                     5,631        4,875        1,880        1,641
                                                               -------      -------      -------      -------
         Income before income taxes                              3,389        3,238        1,306        1,178
Income taxes                                                       909        1,067          328          384
                                                               -------      -------      -------      -------
         Net income                                            $ 2,480      $ 2,171      $   978      $   794
                                                               =======      =======      =======      =======
Earnings per common share outstanding                          $  1.74      $  1.51      $   .69      $   .56
                                                               =======      =======      =======      =======
Earnings per common share outstanding,
 assuming dilution                                             $  1.74      $  1.51      $   .69      $   .56
                                                               =======      =======      =======      =======
Dividends per share                                            $   .66      $   .63      $   .22      $   .21
                                                               =======      =======      =======      =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2002 and 2001
                                   (unaudited)

                                                                                 2002           2001
                                                                                 ----           ----
Cash flows from operating activities:
   Net income                                                                  $  2,480       $  2,171
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                               380            (55)
         Gain on sales of available-for-sale securities, net                       (465)           (88)
         Provision for loan losses                                                  112            112
         Depreciation and amortization                                              232            261
         Amortization of core deposit intangible                                     52              7
         Accretion of fair value adjustment on deposits                             (90)           (21)
         (Increase) decrease in interest receivable                                (170)           192
         (Increase) decrease in prepaid expenses                                     46            (68)
         (Increase) decrease in other assets                                        222
                                                                                                    74
         Increase in taxes payable                                                  153              0
         Increase (decrease) in accrued expenses                                    (67)            47
         Decrease in interest payable                                               (28)           (24)
                       Increase (decrease) in other liabilities                      10            (16)
                                                                                -------        -------

Net cash provided by operating activities                                         2,867          2,592

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                           (0)           (15)
  Purchases of available-for-sale securities                                    (88,594)       (58,599)
  Proceeds from sales of available-for-sale securities                           37,174         40,555
                Proceeds from maturities of available-for-sale securities        22,600         12,330
  Proceeds from maturities of held-to-maturity securities                            68              7
  Net (increase) decrease  in loans                                               5,657          8,037
  Recoveries of loans previously charged-off                                         14            101
  Capital expenditures                                                             (323)          (197)
                                                                                -------        -------
Net cash used in investing activities                                           (23,404)       (13,855)
                                                                                -------        -------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2002 and 2001
                                   (unaudited)
                                   (continued)
                                                                      2002           2001
                                                                      ----           ----

Cash flows from financing activities:
   Net increase in deposits                                           1,487         23,595
   Advances from Federal Home Loan Bank                               1,005         10,000
   Principal payments on advances from Federal Home Loan Bank          (857)        (4,028)
   Dividends paid                                                      (925)        (1,156)
   Net repurchase of common stock                                        22           (691)
                                                                   --------       --------
   Net cash provided by financing activities                            732         27,720
                                                                   --------       --------
Net decrease in cash and cash equivalents                           (19,805)        16,457
Cash and cash equivalents at beginning of period                     26,210         13,759
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  6,405       $ 32,216
                                                                   ========       ========


Supplemental disclosures:
   Interest paid                                                   $  5,316       $  6,358
   Income taxes paid                                                    680          1,137



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

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

Comprehensive Income
                                      Three months ended           Nine months ended
                                         September 30,               September 30,
                                      2002          2001          2002          2001
                                      ----          ----          ----          ----

Net income                           $  978        $  794        $2,480        $2,171
Net unrealized (losses) gains
 on securities during period            964           625         2,059           931
                                     ------        ------        ------        ------
Comprehensive income                 $1,942        $1,419        $4,539        $3,102
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

                                                              (amounts in thousands, except per share data)
                                                                              (unaudited)

                                                                   Income        Shares        Per-Share
                                                                 (Numerator)  (Denominator)      Amount
                                                                 -----------  -------------      ------
Nine months ended September 30, 2002
   Basic EPS
      Net income and income available to common stockholders        $2,480         1,423        $   1.74
      Effect of dilutive securities, options                                           0
                                                                    ------         -----
 Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                $2,480         1,423        $   1.74
                                                                    ======         =====
Nine months ended September 30, 2001
   Basic EPS
      Net income and income available to common stockholders        $2,177         1,435        $   1.51
      Effect of dilutive securities, options                                           0
                                                                    ------         -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                $2,177         1,435        $   1.51
                                                                    ======         =====


                                                              (amounts in thousands, except per share data)
                                                                              (unaudited)

                                                                   Income        Shares        Per-Share
                                                                 (Numerator)  (Denominator)      Amount
                                                                 -----------  -------------      ------
Three months ended September 30, 2002
   Basic EPS
      Net income and income available to common stockholders        $  978         1,423        $   .69
      Effect of dilutive securities, options                                           0
                                                                    ------         -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions
                                                                    $  978         1,423        $   .69
                                                                    ======         =====
Three months ended September 30, 2001
   Basic EPS
      Net income and income available to common stockholders        $  794         1,424        $   .56
      Effect of dilutive securities, options                                           0
                                                                    ------         -----
   Diluted EPS
      Income available to common stockholders and assumed
         conversions                                                $  794         1,424        $   .56
                                                                    ======         =====

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

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No.
9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141
"Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of FASB Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer -relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of FASB Statement No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $2,357,884, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under FASB Statement No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the nine-months ended September 30, 2002 do not reflect amortization in the amount of $71,572 that would have been recorded if FASB Statement No. 147 had not been issued.

FASB Statement No. 147 requires that the Company's reclassified goodwill shall be tested for impairment as of January 1, 2002 and that such test be completed by December 31, 2002.

Also in accordance with paragraph 9 of FASB Statement No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

The Company has no goodwill other than reclassified goodwill. The test for impairment of the reclassified goodwill will be completed by December 31, 2002.

The effect of the Company's adoption of SFAS No. 147 was to increase net income for the nine and three months periods ended September 30, 2002 by $43,692 and $14,564, respectively.

The Company's amortization expense related to reclassified goodwill was $3,974 and $3,974 for the nine and three month periods ended September 30, 2001, respectively.

                         Part I - FINANCIAL INFORMATION

                  Item 2. Management's Discussion and Analysis

Overview

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

The Company continues to focus on providing a strong foundation for building shareholder value and for serving its customers, and therefore, remains committed to investing in the technological and human resources necessary to implement new personalized financial products and to deliver them with the highest quality of service. The Bank's internet product which is called "SBTNET" for example, was introduced just over a year ago and now has approximately 1300 customers using the product. Also, as previously reported the Bank expanded its online services to include "SBT V-CARD" and "SBT PAL" earlier this year. These additional services have proven popular with our customers. The Bank plans to continue enhancing its Internet banking products for customers.

Net income for the nine months ended September 30, 2002 increased 14.23% to $2,480,000 or $1.74 per diluted share as compared to net income of $2,171,000 or $1.51 per diluted share for the nine months ended September 30, 2001. The improvement in net income is primarily the result of an increase in net interest and dividend income, an increase in gains on sales of available-for-sale securities coupled with reductions in interest expense, as well as a reduction in income taxes that resulted from increased income from tax exempt securities.

Total assets at September 30, 2002 were $285,617,000 compared to $283,602,000 at December 31, 2001. This represents an increase of $2,015,000 or just less than one percent. As reported previously, the asset mix continues to change when comparing the balance sheet of December 31, 2001 to the balance sheet of September 30, 2002, as the cash received from the acquisition of the Canaan branch that was primarily invested in Federal Funds at December 31, 2001 has now been invested in the securities portfolio which has increased $27,529,000 or 26.07% to $133,122,000 at September 30, 2002 compared to $105,593,000 at
December 31, 2001. This increase in the securities portfolio has also been the result of a continuing economic environment of generally lower interest rates that targets refinancing opportunities to longer term fixed rate products that are offered by the secondary mortgage market. This has resulted in a decrease in total net loans outstanding of 4.04% to $137,283,000 at September 30, 2002 from $143,066,000 at December 31, 2001. During the first nine months of 2002, nonperforming loans increased $ 494,000 to $1,081,000. This compares to total nonperforming loans of $587,000 at December 31, 2001. Although this increase represents an increase of 84.16%, total nonperforming loans continue to be less than one percent of total outstanding loans and is not considered to be significant or indicative of any trend. At September 30, 2002, the Company does not have any assets classified as Other Real Estate Owned; therefore, total nonperforming loans represent total nonperforming assets as well. Deposits at September 30, 2002 totaled $202,748,000 which represents a slight increase over December 31, 2001 total deposits of $ 201,351,000. Federal Home Loan Bank advances totaled $53,151,000 at September 30, 2002 compared to $53,004,000 at December 31, 2001. This slight increase represents overnight borrowings used to fund some daily cash flow needs of the Company.

As a result of the Company's financial performance, the Board of Directors declared a third quarter cash dividend of $.22 per common share. This compares to a cash dividend of $.21 per common share that was paid for the corresponding period of 2001. This dividend was paid on October 25, 2002 to shareholders of record as of September 30, 2002. Dividends year-to-date total $.66 per common share for 2002 and represent a payout ratio of approximately 37.93%. This compares to dividends year-to-date of $.63 for the same nine month period in 2001. The Company's risk based capital ratios at September 30, 2002, which included the risk weighted assets and capital of the Salisbury Bank and Trust Company were 15.85% for tier 1 capital and 16.88% for total capital. The Company's leverage ratio was 7.81% at September 30, 2002.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Interest Income
-------------------

The Company's earnings are primarily dependent upon net interest income and noninterest income from its community banking operations with the net interest income being the largest component of the Company' revenues. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolios and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department and from service charges and other fees related to deposit and loan accounts. For the following discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)(unaudited)
Nine months ended September 30                          2002              2001
                                                        ----              ----

Interest and Dividend Income                          $ 12,172         $ 12,824
  (financial statements)
Tax Equivalent Adjustment                                  767              354
       Total Interest Income (on an FTE basis)          12,939           13,178
Interest Expense                                        (5,288)          (6,334)
                                                      --------         --------
Net Interest Income-FTE                               $  7,651         $  6,844
                                                      --------         --------

Interest and dividend income on an FTE basis for the nine months ended September 30, 2002 totaled $12,939,000 as compared to $13,178,000 for the same time period in 2001. This is a decrease of $239,000 or 1.81%. Although there is an increase in earning assets, this decrease in interest and dividend income is primarily the result of an economic environment of generally lower interest rates. A continuing change in the mix of earnings assets which reflects an increase in tax exempt securities has resulted in a significant increase in the tax equivalent adjustment to $767,000 for the nine months ended September 30, 2002 as compared to $354,000 for the same period in 2001. This is an increase of $413,000 or approximately 117%.

Interest expense on deposits for the first nine months of 2002 decreased $922,000 or 22.67% and totaled $3,145,000. This compares to $4,067,000 for the corresponding period in 2001. Although deposits increased, primarily as the result of the Canaan Branch acquisition during the fourth quarter of 2001, generally lower interest rates resulted in the decrease in interest expense. Interest expense for Federal Home Loan Bank advances decreased $124,000 or 5.47% when comparing the nine month period ended September 30, 2002 to the same nine month period in 2001. There was an increase in borrowings of $147,000 to $53,151,000 at September 30, 2002, when compared to total borrowings of $53,004,000 at September 30, 2001, however, the average of borrowed funds during the nine month period ended September 30, 2002 is less than the average of borrowed funds for the corresponding period in 2001, which attributes to the decrease in interest expense for borrowed funds. Although interest margins continue to be pressured by generally lower interest rates and by aggressive competition, net interest income (on an FTE basis) increased $807,000 or 11.80% and totaled $7,651,000 at September 30, 2002, compared to $6,844,000 at September 30, 2001.

Noninterest Income
------------------

Noninterest income totaled $2,248,000 for the nine months ended September 30, 2002 as compared to $1,735,000 for the nine months ended September 30, 2001. Trust Department income increased slightly to $767,000 from $751,000. Service charges decreased $1,000 and totaled $352,000 at September 30, 2002. This compares to total services charges of $353,000 at September 30, 2001. Gains on sales of available-for-sale securities totaled $465,000 at September 30, 2002. This represents an increase of $377,000 or 428% when comparing total gains on sales of available-for-sale securities of $88,000 at September 30, 2001. Movement in the markets have presented opportunities for the Company to enhance the return from the securities portfolio which has resulted in this increase. Other income increased $121,000 or 22.28% to $664,000 at September 30, 2002. This compares to total other income of $543,000 at September 30, 2001. This increase is primarily the result of increased fees generated from the refinancing activities in the secondary mortgage market

Noninterest Expense
-------------------

Noninterest expense increased 15.51% to $5,631,000 for the first nine months of 2002 as compared to $4,875,000 for the corresponding period in 2001. Salaries and employee benefits totaled $3,168,000 for the nine month period ended September 30, 2002 compared to $2,833,000 for the same period in 2001. This is an increase of $335,000 or 11.83% and is primarily the result of the addition of staff for the Canaan Branch that was opened in September 2001 coupled with the additional staff that also was hired to service the increase in new business at the Bank's other facilities. Annual pay raises and the increasing costs of employee benefits have also contributed to the increased expense. Occupancy and equipment expenses increased $57,000 or 10.78% to $586,000. This compares to total occupancy and equipment expense of $529,000 for the same nine months period in 2001. The increase is primarily the result of expenses associated with having an additional office to maintain. The Company has also incurred some onetime maintenance costs relating to unscheduled repairs at its other facilities. Amortization expense of the "Core Deposit Intangible" assets associated with the Canaan Branch acquisition totaled $51,000 for the nine months ended September 30, 2002. This compares to amortization expense of $7,000 at September 30, 2001. The expense for 2002 represents a full nine months of amortization while the total expense for 2001 only represents one partial month because the acquisition was completed in September 2001. Other operating expenses totaled $1,444,000 for the period ended September 30, 2002, compared to other operating expenses totaling $1,118,000 for the corresponding period in 2001. The increase of $326,000 or 29.16% is primarily the result of additional expenses relating to the operation of the Canaan Branch acquired last year coupled with increased expenses relating to Trust operations as well as normal increases in expenses associated with the operation of the Company.

Income Taxes
------------

The income tax provision for the first nine months of 2002 totaled $909,000 in comparison to $1,067,000 for the corresponding period in 2001. This decrease is primarily the result of the impact of an increase in tax exempt interest income earned from the securities portfolio.

Net Income
----------

Overall, net income totaled $2,480,000 for the nine months ended September 30,2002. This compares to net income of $2,171,000 for the same period in 2001. This is an increase of $309,000 or 14.23% and represents earnings of $1.74 per diluted share. This compares to earnings per diluted share of $1.51 for the same period in 2001. The improvement in net income is primarily a reflection of an increase in interest earning assets, which has resulted in an increase in total net interest income.

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

For the following discussion, interest income is presented on a fully taxable equivalent ("FTE") basis. FTE interest restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)(unaudited)
Three months ended September 30                                       2002            2001
                                                                      ----            ----
Interest and Dividend Income                                        $ 4,048         $ 4,310
(financial statements)
Tax Equivalent Adjustment                                               269             131
        Total interest and dividend income (on an FTE basis)          4,317           4,441
Interest Expense                                                     (1,727)         (2,054)
                                                                    -------         -------
Net Interest and Dividend Income-FTE                                $ 2,590         $ 2,387
                                                                    -------         -------

Net Interest Income
-------------------

Interest and dividend income on a FTE basis equaled $4,317,000 for the three months ended September 30, 2002 as compared to $4,441,000 for the same period in 2001. Although there is an increase in earning assets , this decrease in interest and dividend income is primarily the result of an economic environment of generally lower interest rates. As mentioned previously, a change in the mix of earning assets has resulted in an increased portfolio of tax exempt securities which in turn has resulted in a significant increase in the tax equivalent adjustment to $269,000 in 2002 from $131,000 in 2001. This is an increase of $138,000 or 105%.

Interest expense on deposits decreased $283,000 for the quarter to $1,007,000, compared to $1,290,000 for the same quarter in 2001. Although deposits have increased slightly, this decrease is primarily the result of generally lower interest rates. Interest expense on Federal Home Loan Bank advances decreased to $720,000, as compared to $764,000 for the same period in 2001. The balance sheet reflects an increase in advances as of September 30, 2002 compared to September 30, 2001. However, average outstanding advances for the three months period ending September 30, 2002 is less than the same period in 2001 which results in a decrease in interest expense. This is a reflection of the Company's utilization of these borrowings as a component of its funding strategy.

As a result, net interest and dividend income on a FTE basis for the three months ended September 30, 2002 totaled $2,590,000 as compared to $2,387,000 for the same period in 2001. The increase was $203,000 or 8.50%.

Noninterest Income
------------------

Noninterest income totaled $902,000 for the three months ended September 30, 2002, as compared to $600,000 for the three months ended September 30, 2001. Trust Department income increased to $256,000 for the third quarter of 2002. Third quarter 2001 Trust Department income totaled $240,000. Service charge income totaled $117,000 for the quarter as compared to $107,000 for the same period in 2001. Other income increased $62,000 or 29.81% to $270,000 for the three months ended September 30, 2002. This compares to other income totaling $208,000 for the corresponding period in 2001. The increase includes a non recurring life insurance benefit of $74,000. Gains on sales of available-for-sale securities increased $214,000 or 476% for the period ended September 30, 2002 and totaled $259,000 which compares to $45,000 for the same period in 2001. Movements in the markets presented opportunities for the Company to enhance the return from the securities portfolio and at the same time produce an increase in gains on sale of certain available-for-sale securities.

Noninterest Expense
-------------------

Noninterest expense totaled $1,880,000 for the three months ended September 30, 2002, as compared to $1,641,000 for the same period in 2001. This is an increase of $239,000 or 14.56%. Salaries and benefits increased $87,000 or 8.98% to $1,056,000 for the three months ended September 30, 2002. This compares to expenditures of $969,000 for the corresponding period in 2001. As mentioned previously, additional staff was hired for the Canaan Branch that opened during the fourth quarter of 2001 and these and other expenses associated with the new branch did not exist during the first three quarters of 2001 and therefore, reflect increases when comparing 2002 to 2001. Additionally, annual salary increases and increased costs of employee benefits also contribute to the increase in salary and employee benefit expenses. Occupancy and equipment expense increased to $197,000 from $168,000. This is an increase of $29,000 or 17.26%. This increase can also be primarily attributed to the addition of the Canaan Branch. Other operating expenses totaled $481,000 for the three months ended September 30, 2002. This is an increase of $119,000 or 32.87% when comparing the three months ended September 30, 2001 other operating expenses of $362,000. The increase encompasses normal increases in operating expenses, however, the most significant influence to the increase is related to costs relating to Trust operations as well as to the payment of life insurance benefits that totaled $41,000. Amortization of "Core Deposit Intangible" assets totaled $17,000 for the three months ended September 30, 2002 compared to $ $7,000 for the same period in 2001. This increase reflects three full months of amortization expense for 2002 however, it reflects only a partial month of expense for 2001. Data processing expenses have remained consistent when comparing the second quarter of 2002 to the second quarter of 2001.

Income Taxes
------------

The income tax provision for the three months ended September 30, 2002 totaled $328,000 in comparison to an income tax provision of $384,000 for the same period in 2001. The decrease is primarily the result of the impact of an increase in tax exempt interest income earned from the securities portfolio.

Net Income
----------

Overall, net income totaled $978,000 for the third quarter of 2002 compared to $794,000 for the comparable period of 2001. This is an increase of $184,000 or 23.17% and represents earnings of $.69 per diluted share. This compares to earnings per diluted share of $.56 for the same period in 2001. The improvement in net income is a reflection of an increase in interest earning assets.

Provisions and Allowances for Loan Losses
-----------------------------------------

Total loans at September 30, 2002 were $138,666,000 which compares to total loans of $144,511,000 at December 31, 2001. This is a decrease of $5,845,000 or 4.05%. At September 30, 2002 approximately 87% of the Bank's loan portfolio was related to real estate products and although the portfolio decreased during the first nine months of 2002, the concentration remained consistent as approximately 86% of the portfolio was related to real estate at December 31, 2001. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the period ended September 30, 2002 was $112,000 and was the same as the corresponding period of 2001.

The Bank formally determines the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended September 30, 2002. This determination is based on assessment of credit quality or "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 or more when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note. Such commercial loans and residential mortgages will be considered impaired under any of the following circumstances:
     1.   Non-accrual status;
     2.   Loans over 90 days delinquent;
     3.   Troubled debt restructures consummated after December 31, 1994; or
     4. Loans classified as "doubtful", meaning that they have weaknesses, which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

The credit card delinquency and loss history is evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the period ended September 30, 2002.

At September 30, 2002, the allowance for loan losses totaled $1,383,000 representing 127.94% of nonperforming loans which totaled $1,081,000 and 1.00% of total loans outstanding of $138,666,000. This compared to $1,445,000 representing 246.17% of nonperforming loans which totaled $587,000 and 1.00% of total loans of $144,511,000 at December 31, 2001. This is an increase in nonperforming loans of $494,000 or 84.16%. This increase, however, involves only a few isolated accounts. A total of $189,000 in loans was charged off by the Company during the nine month period ended September 30, 2002. These charged off loans consisted primarily of loans to individuals. A total of $14,000 of previously charged off loans was recovered during the nine months period ended September 30, 2002. Recoveries for the corresponding period in 2001 totaled $101,000. When comparing the two periods, and excluding the one large recovery in 2001 of $82,000, net charge-offs were $175,000 for the period ended September 30, 2002 and $53,000 for the same period in 2001, neither of which significantly impacted the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Capital
-------

At September 30, 2002, the Company had $26,985,000 in shareholder equity compared to $23,363,000 at December 31, 2001. This represents an increase of $3,622,000 or 15.50%. Several components contributed to the change since December 2001. Earnings year to date totaled $2,480,000. Market conditions have resulted in a positive adjustment to unrealized comprehensive income of $2,059,000. The Company issued 880 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2002 which resulted in an increase in capital of $22,000. The Company also declared three quarterly cash dividends in 2002 resulting in a decrease in capital of $939,000. Under current regulatory definitions, the Bank is "well Capitalized", the highest rating defined under the Federal Deposit Insurance Corporation Improvement Act. As a result, the Bank pays the lowest deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At September 30, 2002, the Company had a total risk-based capital ratio of 16.88% compared to 16.21% at December 31, 2001. The leverage ratio at September 30, 2002 was 7.81% which compares to 7.87% at December 31, 2001. These capital ratios substantially exceed all applicable requirements for "well capitalized" institutions as established by Federal Bank supervisory standards.

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

Liquidity
---------

The Bank's  Asset/Liability  Management  Committee  which operates in accordance with policies established and reviewed by the Bank's Board of Directors, implements and monitors compliance with these policies regarding the Bank's asset/liability management practices with regard to interest rate risk, liquidity and capital. Interest rate risk measures the sensitivity of the Company's income to short and long term changes in interest rates. One of the primary objectives of the Committee is to manage the Company's interest rate risk and control the sensitivity of earnings to changes in interest rates in order to improve net interest income and interest rate margins and to manage the maturities and interest rate sensitivities of assets and liabilities. At September 30, 2002, the Company's interest rate position was asset sensitive. However, the level of interest rate risk is within the limits approved by the Board of Directors. Management of liquidity is designed to provide for the Bank's cash needs at a reasonable cost. These needs include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and lending opportunities. The Company's subsidiary, Salisbury Bank and Trust Company is a member of the Federal Home Loan Bank system which provides credit to its members. This enhances the liquidity position by providing a source of available borrowings. At September 30, 2002, the Company had approximately $25,573,000 in loan commitments and unadvanced funds outstanding. The Company maintains ample liquidity to meet its present and foreseeable needs.

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


                         Part I - FINANCIAL INFORMATION


                         Item 3. Controls and Procedures


Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5. - Other Information-Not applicable

Item 6. - Exhibits and Reports on Form 8-K

          A. Exhibits - 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

B.        Reports on 8-K:

          The Company filed a Form 8-K on August 20, 2002 to report that Director Craig E. Toensing voluntarily submitted his resignation from the Boards of Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company.

          The Company filed a Form 8-K on September 5, 2002 to report that the Company's Board of Directors declared a quarterly cash dividend of $.22 per share to be paid on October 25, 2002 to shareholders of record as of September 30, 2002.

                             SALISBURY BANCORP, INC.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Salisbury Bancorp, Inc.

         Date: November 12, 2002          by:  /s/ John F. Perotti
               -----------------               ---------------------------------
                                               John F. Perotti
                                               President/Chief Executive Officer

         Date: November 12, 2002          by:  /s/ John F. Foley
               -----------------               ---------------------------------
                                               John F. Foley
                                               Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, John F. Perotti, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Salisbury Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


By: /s/ John F. Perotti
-----------------------
President and CEO

                                 CERTIFICATIONS
                                 --------------

I, John F. Foley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Salisbury Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

By: /s/ John F. Foley
-----------------------
Chief Financial Officer