Form 10-K
SALISBURY BANCORP INC
filed 2003-03-31
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    ---------------
                                 Commission file number 0-24751
                                                       ---------

                             SALISBURY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

     Connecticut                                                                   06-1514263
--------------------------------------------------------------        ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

     5 Bissell Street, Lakeville, CT                                                   06039
-------------------------------------------------------------                       ----------
(Address of Principal Executive Offices)                                            (Zip Code)

Registrant's telephone number, including area code: 860-435-9801
                                                    ------------

Securities registered pursuant to Section 12 (b) of the Act: None
                                                             ----

Securities registered pursuant to Section 12 (g) of the Act: Common stock par value $.10 per share
                                                             -------------------------------------

Name of exchange on which registered: American Stock Exchange
                                      -----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer. Yes | | No |X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). On March 7, 2003: $36,783,264

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,423,238 shares outstanding as of March 7, 2003.
Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS
                                -----------------

                                                                                               Page
                                                                                               ----
Part I
        Item 1 - Business                                                                        3

                 (a)    General Development of the Business                                      3
                 (b)    Financial Information about Industry Segments                            3
                 (c)    Narrative Description of Business                                        4
                 (d)    Financial Information about Foreign and Domestic
                        Operations and Export Sales                                              7

        Item 2 - Properties                                                                     12

        Item 3 - Legal Proceedings                                                              13

        Item 4 - Submission of Matters to a Vote of Security Holders                            13

Part II
        Item 5 - Market for Registrant's Common Equity and
                 Related Stockholder Matters                                                    13

                 (a)    Market Information                                                      13
                 (b)    Holders                                                                 13
                 (c)    Dividends                                                               13
                 (d)    Securities Authorized for Issuance Under Equity Compensation Plans      13

        Item 6 - Selected Financial Data                                                        14

        Item 7 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                  15

        Item 7A- Quantitative and Qualitative Disclosures about Market Risk                     29

        Item 8 - Financial Statements and Supplementary Data                                    29

        Item 9 - Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                                         30

Part III
        Item 10 -Directors and Executive Officers of the Registrant                             30

        Item 11 -Executive Compensation                                                         32

        Item 12 -Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters                                 35

        Item 13 -Certain Relationships and Related Transactions                                 36

        Item 14 -Controls and Procedures                                                        36

Part IV
        Item 15 -Exhibits, Financial Statements and Reports on Form 8-K                         37

Signatures                                                                                      38

Consent of Independent Certified Public Accountants                                             39

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                        40

PART I

ITEM 1. BUSINESS

(a)   General Development of the Business

Salisbury Bancorp, Inc. (AMEX:SAL) (the "Company") is a Connecticut corporation that was formed in 1998. Its primary activity is to act as the holding company for its sole subsidiary, the Salisbury Bank and Trust Company (the "Bank") which accounts for most of the Company's net income. The Bank assumed its present name in 1925 following the acquisition by the Robbins Burrall Trust Company of the Salisbury Savings Society. The Robbins Burrall Trust Company was incorporated in 1909 as the successor to a private banking firm established in 1874. The Salisbury Savings Society was incorporated in 1848. The Bank is chartered as a state bank and trust company by the State of Connecticut and its deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act. The Bank's main office is at 5 Bissell Street, Lakeville, Connecticut 06039. Its telephone number is (860) 435-9801.

The Bank serves its customers from its four (4) offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut. Substantially all of the Bank's customers reside in or maintain their principal offices in Litchfield County, Connecticut or in Dutchess County or Columbia County, New York or in Berkshire County, Massachusetts.

(b)   Financial Information about Industry Segments

The Company's products and services are all of a nature of commercial bank and trust company.

      Lending

Lending is a principal business of the Bank and loans represent a large portion of the Bank's assets. The portfolio consists of many types of loans. These include residential mortgages, home equity lines of credit, monthly installment loans for consumers as well as commercial loans which include lines of credit, short term loans, Small Business Administration ("SBA") loans and real estate loans for business customers.

The primary lending activity has been the origination of first mortgage loans for the purchase, refinance or construction of residential properties in the Bank's market area. Loans secured by mortgages on a borrower's principal residence are generally viewed as the least vulnerable to major economic changes and at the same time provide a significant yet relatively stable source of interest income. Presently, loans are maintained in the Bank's portfolio as well as sold to investors on the secondary mortgage market. This provides customers the opportunity to choose from a wide array of competitive mortgage products and rate structures.

The Bank also originates a variety of other loans for consumer and business purposes. Although these loans represent a smaller percentage of the total loan portfolio, the Bank is in the position of being a full service retail lender to its consumers and a full service commercial lender to its business customers.

      Investments

The Company's investment portfolio is also an important component of the Balance Sheet. It provides a source of earnings in the form of interest and dividends. It also plays a role in the interest rate risk management of the Company and it provides a source of liquidity.

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities and securities of political subdivisions of the states. At December 31, 2002, it totaled $138,435,000 which represents approximately 47.23% of total assets and it produced interest and dividend income of $6,480,000 for the year 2002 as compared with $5,746,000 for 2001 and $6,016,000 for 2000 respectively.

      Deposits and Borrowings

The Bank's primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build multiple account relationships with its customers. As a result, average daily deposits increased 2.60% to $205,120,000 during 2002.

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB"). Borrowings from FHLBB totaled $51,891,000 at December 31, 2002 as compared with $53,004,000 at December 31, 2001.

For additional information relating to the asset, deposit and borrowing components of the Company, see Item 7, Management's Discussion and Analysis and the accompanying Consolidated Financial Statements.

      Fiduciary

The Bank provides trust, investment and financial planning services to its customers.

The Bank has a full service Trust Department. Among the services offered are: custody and agency accounts and estate planning and estate settlement. Another service is that of serving as Guardian or Conservator of estates and managing the financial position of Guardianships or Conservatorships. Self directed IRAs and Pension plans are also offered.

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

      Competition

The Company and the Bank encounter competition in all phases of their business. There are numerous financial institutions that have offices in the areas in which the Company and Bank compete in Northwestern Connecticut, Western Massachusetts and proximate areas of New York State.

The banking business in the area served by the Bank is very competitive. Based on information published by the Federal Reserve Bank of Boston, using June 30, 2001 deposit data, the Salisbury, Connecticut banking market is served by seven
(7) commercial banks and savings banks. The Bank has a 51.86% market share of deposits in such Salisbury banking market, which includes Salisbury and the four
(4) Connecticut towns which are contiguous with Salisbury (Sharon, Cornwell, Canaan and North Canaan). When compared with all of the banking institutions which maintain an aggregate of 83 offices within Litchfield County, the Bank is the seventh (7th) largest of 19 institutions and the Bank has a market share representing approximately 6.1% of the total deposits within Litchfield County.

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

Connecticut has enacted legislation which liberalized banking powers for thrift institutions thereby improving their competitive position with other banks. In addition, the Connecticut Interstate Banking Act permits acquisitions and mergers of Connecticut banks and bank holding companies or of with banks and bank holding companies in other states. Accordingly, it is possible for large super-regional organizations to enter many new markets including the market served by the Bank. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is possible that such legislative authority will increase the number or the size of financial institutions competing with the Bank for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S.900) (the "GLBA"), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies will be subject to oversight by the Federal Reserve Board, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies have greater ability to purchase or establish nonbank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, for the first time, securities and insurance firms are permitted to purchase full-service banks.

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

The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required to, among other things, open branch offices and consummate merger transactions and other business combinations. The Connecticut Banking Commissioner conducts periodic examinations of the Bank. The Connecticut banking statutes also restrict the ability of the Bank to declare cash dividends to its shareholders.

Subject to certain limited exceptions, loans made to any one obligor may not exceed fifteen percent (15%) of the Bank's capital, surplus, undivided profits and loan reserves. In addition, under Connecticut law, the beneficial ownership of more than ten percent (10%) of any class of voting securities of a bank may not be acquired by any person or groups of persons acting in concert without the approval of the Connecticut Banking Commissioner.

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

Under FDIC regulations, FDIC-insured, state-chartered banks which are not members of the Federal Reserve System, must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

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

Employees

The Company's current workforce at February 14, 2003 was 81 employees of whom 76 were full time and 5 were part time. The employees are not represented by a collective bargaining unit.

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

                                                                    Page(s) of
Item of Guide 3                                                     This Report
---------------                                                     -----------

I.    Distribution of Assets, Liabilities and Shareholders'
      Equity; Interest Rates and Interest Differential                  17

II.   Investment Portfolio 9 III. Loan Portfolio                        10

IV.   Summary of Loan Loss Experience 11 V. Deposits                    23

VI.   Return on Equity and Assets                                       10

VII.  Short-Term Borrowings                                             12

Investment Portfolio

The Company categorizes investments into three groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale, or trading. The Bank does not purchase or hold any investment securities for the purpose of trading such investments. The following tables sets forth the carrying amounts of the investment securities as of December 31:

(dollars in thousands)

                                                            2002         2001         2000
                                                        ------------------------------------

Available-for-sale securities:
 (at fair value)
Equity securities                                       $    4,269   $      135   $      179
U.S. Treasury securities and other
   U.S. government corporations and agencies                41,635       38,701       46,761
Obligations of states and political subdivisions            42,792       30,273       14,170
Mortgage-backed securities                                  46,473       33,139       27,472
                                                        ------------------------------------
                                                        $  135,169   $  102,248   $   88,582
                                                        ====================================

Held-to-maturity securities
 (at amortized cost)

U.S. Treasury securities and other
   U.S. government corporations and agencies           $            $            $
Obligations of states and political subdivisions            0            0            0
Mortgage-backed securities                                321          400          410
                                                       --------------------------------
                                                       $  321       $  400       $  410
                                                       ================================

Federal Home Loan Bank stock                           $2,945       $2,945       $2,930
                                                       ================================

For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2002:

(dollars in thousands)
                                    Under                 1-5               5-10                 Over 10
                                    1 Year     Yield     Years     Yield    Years      Yield      Years      Yield      Total
                                    -----------------------------------------------------------------------------------------
Held-to-maturity
----------------
securities
----------
(at amortized cost)
U.S. Treasury securities
and other U.S. government
 corporations and agencies          $     0             $     0             $     0              $      0              $     0
Obligations of state and
   political subdivisions                 0                   0                   0                     0                    0

Mortgage-backed
 securities                               0                   0                   0                   321    5.36%         321
                                    -------             -------             -------              --------              -------
                                    $     0             $     0             $     0              $    321              $   321
                                    =======             =======             =======              ========              =======

Available-for-sale
------------------
Securities
----------
(at fair value)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies          $     0             $     0             $17,741     4.13%    $ 23,894    6.37%     $ 41,635

Obligations of state and
 political subdivisions             $     0             $   379    4.78%    $ 1,014     4.79%    $ 41,399    5.88%     $ 42,792
Mortgage-backed
 securities                         $    80    5.94%    $   266    5.08%    $   217     4.71%    $ 45,910    4.49%     $ 46,473
                                    -------             -------             -------              --------              --------
                                    $    80             $   645             $18,972              $111,203              $130,900
                                    =======             =======             =======              ========              ========

Loan Portfolio Analysis by Category
(dollars in thousands)
                                                                  December 31
                                        2002           2001           2000           1999           1998
                                     ---------------------------------------------------------------------

Commercial, financial and            $  10,127      $  10,797      $   8,592      $   9,025      $  10,692
   agricultural
Real Estate-construction and             6,027          3,935          6,275          3,382          3,392
   land development
Real Estate - residential               93,636        102,201         98,312         86,680         80,451
 Real Estate-commercial                 18,002         17,423         15,463         15,324         14,909
Consumer                                 9,007         10,030         10,673         10,698         10,430
Other                                      291            125            247            364            535
                                     ---------------------------------------------------------------------
                                       137,090        144,511        139,562        125,473        120,409
Allowance for possible loan losses      (1,458)        (1,445)        (1,292)        (1,160)        (1,260)
Unearned income                              0             (0)            (0)            (0)            (6)
     Net loans                       $ 135,632      $ 143,066      $ 138,270      $ 124,313      $ 119,143
                                     =====================================================================

There are no industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 2002. Also provided are the amounts due after one
(1) year classified according to the sensitivity to changes in interest rates.

                                                                                Due after
                                                     Due in one                 one year to               Due after
                                                     year or less               five years                five years
                                                     ---------------------------------------------------------------
Commercial, financial,
 agricultural and real estate commercial             $24,171                    $3,789                    $      169
Real estate-construction and land development          6,027                         0                             0
                                                     ---------------------------------------------------------------
                                                     $30,198                    $3,789                    $      169
                                                     ===============================================================

Maturities after
  One Year with:
  Fixed interest rates                                                          $1,865                    $     169
  Variable interest rates                                                        1,924                            0
                                                                                -----------------------------------
                                                                                $3,789                    $     169
                                                                                ===================================

Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                                              Year ended December 31,
                                                                2002             2001             2000
                                                                ----             ----             ----

Return on average total assets
 (net income divided by average total assets)                   1.13%            1.14%            1.24%

Return on average shareholders' equity
 (net income divided by average shareholders' equity)          12.63%           12.25%           13.64%

Dividend payout ratio
 (total declared dividends divided by net income)              39.11%           41.34%           39.72%

Equity to assets ratio
 (average shareholders' equity as a percentage of
   average total assets)                                        8.92%            9.27%            8.98%

Nonaccrual, Past Due and Restructured Loans

At December 31, 2002, there were ten (10) nonaccrual loans in the Bank's portfolio all of which were secured by real estate. When a mortgage loan becomes 90 days past due, and there is not sufficient collateral to cover the principal and accrued interest, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate. Other types of loans are generally charged off if they become 90 days or more delinquent. However, exception is warranted with the $124,000 in loans that are presently 90 days past due and still accruing.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)
                                                                    December 31
                                              2002         2001         2000         1999          1998
                                            ------------------------------------------------------------
Nonaccrual                                  $  855         $372         $186         $473         $1,208
90 days or more past due                       124          215          323           10            109
Restructured loans                             271            0           12           12            547
                                            ------------------------------------------------------------
Total nonperforming loans                   $1,250         $587         $521         $495         $1,864
                                            ============================================================
Total nonperforming loans as per-
 centage of the total loan portfolio          0.92%        0.41%        0.37%        0.39%          1.55%
Allowance for loan losses as a per-
 centage of  nonperforming loans            116.64%      246.17%      247.99%      234.34%         67.60%

                   Information with respect to non-accrual and
                       restructured loans at December 31,
                       2002, 2001 and 2000 is as follows:

(dollars in thousands)                                                          Year Ended December 31

                                                                       2002             2001              2000
                                                                       ---------------------------------------

Interest income that would have been recorded under original terms     $  68            $  38            $  12
Gross interest recorded                                                   49               28                1
                                                                       ---------------------------------------
Foregone interest                                                      $  19            $  10            $  11
                                                                       =======================================

Summary of Loan Loss Experience
(dollars in thousands)                                        Year Ended December 31
                                           2002            2001           2000          1999          1998
                                         ------------------------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year       $ 1,445         $ 1,292        $ 1,160       $ 1,260       $ 1,226
                                         ------------------------------------------------------------------
Charge-offs:
   Commercial, financial and
      agricultural                            60               0              0             1             7
   Real estate mortgage                       46              13             21           243            53
   Consumer                                  146              88             50            25            52
                                         ------------------------------------------------------------------
Total charge-offs                            252             101             71           269           112
                                         ------------------------------------------------------------------

Recoveries:
   Commercial, financial and
       agricultural                            2               0              0             0             0
   Real estate mortgage                        1              87              6            19            13
Consumer                                      26              17             17            30            13
                                         ------------------------------------------------------------------
       Total recoveries                       29             104             23            49            26
                                         ------------------------------------------------------------------
Net charge-offs                              223              (3)            48           220            86
Provisions charged to operations             300             150            180           120           120
Transfer of allowance for loan
  losses to other liabilities                (64)              0              0             0             0
                                         ------------------------------------------------------------------
Balance at end of year                   $ 1,458         $ 1,445         $1,292        $1,160        $1,260
                                         ==================================================================
Ratio of net charge-offs to
  average loans outstanding                  .02%          (.002%)          .04%          .18%          .07%
Ratio of allowance for loan losses
  to year end loans                         1.07%           1.01%           .93%          .93%         1.05%

Allocation of the Allowance for Loan Losses
(dollars in thousands)

                                                                          Years Ended December 31
                                 2002               2001              2000                1999              1998
                           ---------------    ----------------   ----------------   ---------------    ----------------
                           Amount   Percent   Amount   Percent   Amount   Percent    Amount  Percent   Amount   Percent
Commercial, financial and
 agricultural              $  316     7.39%   $  120     7.47%   $  160     6.16%   $  160     7.19%   $  182     8.90%
Real estate construction
 and land development          50     4.40%       24     2.72%        0     4.500        0     2.70%        0     3.01%
Real estate mortgage          840    81.43%    1,200    82.78%    1,066    81.51%      941    81.30%      982    78.50%
Consumer                      244     6.57%      100     6.94%       65     7.65%       58     8.52%       95     8.96%
Other loans                     8      .21%        1      .09%        1      .18%        1      .29%        1      .54%
                           ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
                           $1,458   100.00%   $1,445   100.00%   $1,292   100.00%   $1,160   100.00%   $1,260   100.00%
                           ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

Provisions to the allowance for possible loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgement of the amount necessary to cover losses inherent in the portfolio. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.

Short-Term Borrowings
(dollars in thousands)                                          December 31
                                                     2002           2001           2000
                                                   ---------------------------------------
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                       5.35%          5.95%          5.93%
    For the year                                      5.45%          5.62%          5.81%
Average amount outstanding during the year         $52,438        $53,407        $49,291
Maximum amount outstanding at any month            $59,125        $56,766        $58,605
Amount outstanding at year end                     $51,891        $53,004        $47,357

ITEM 2.  DESCRIPTION OF PROPERTIES

The holding company is not the owner or lessee of any properties. The Bank does not lease any properties. The properties described below are owned by the Bank.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2002 fiscal year.

PART II

ITEM  5. MARKET FOR REGISTRANT's COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                                         2002 Quarters                              2001 Quarters
                           ---------------------------------------     --------------------------------------
                             4th        3rd        2nd        1st        4th        3rd        2nd       1st
Range of Stock prices:
     High                  $28.01     $25.25     $26.75     $25.25     $23.60     $24.25     $20.00    $19.00
     Low                   $25.00     $22.51     $24.10     $21.25     $20.79     $19.70     $19.00    $18.00

(b)   Holders

There were approximately 519 holders of record of the common stock of the Company as of March 7, 2003. This number includes brokerage firms and other financial institutions which hold stock in their name but which is actually owned by third parties.

(c)   Dividends

Dividends are currently declared four times a year, and the Company expects to follow such practices in the future. During the year 2002, the Company declared a cash dividend each quarter of $.22 per share. Dividends for the year 2002 totaled $.88 per share which compared to total dividends of $.84 that were declared in the year 2001. At their February 28, 2003 meeting, the Directors of the Company declared a cash dividend of $.23 per share for the first quarter of 2003. The dividend will be paid on April 25, 2003 to shareholders of record as of March 31, 2003. Payment of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or
(2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. The following table presents cash dividends declared per share for the last two years:

                                         2002 Quarters                              2001 Quarters
                           ---------------------------------------     --------------------------------------
                            4th        3rd        2nd        1st        4th        3rd        2nd       1st
Cash dividends
    declared               $0.22      $0.22      $0.22      $0.22      $0.21      $0.21      $0.21     $0.21

The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 12 of the Consolidated Financial Statements for a description of restrictions on the ability of the Bank to pay dividends to the Company.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan information is provided in Item 11 of this Form 10-K.

ITEM  6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY


                                                  At or For the Years Ended December 31
                                                    2002         2001         2000         1999         1998
                                                  --------     --------     --------     --------     --------
                                                           [dollars in thousands except per share data]
Statement of Condition Data:

Loans, Net                                        $135,632     $143,066     $138,270     $124,313     $119,143
Allowance For  Loan Losses                           1,458        1,445        1,292        1,160        1,260
Investments                                        138,435      105,593       91,922       77,745       81,290
Total Assets                                       293,107      283,602      249,054      215,385      217,226
Deposits                                           211,037      201,351      166,436      154,358      153,147
Borrowings                                          51,891       53,004       47,357       39,712       41,120
Shareholders' Equity                                27,345       23,363       22,460       19,895       21,555
Nonperforming Assets                                 1,400          587          521          495        2,044

Statement of Income Data:

Interest and Fees on Loans                        $  9,677     $ 11,344     $ 10,494     $  9,621     $  9,480
Interest and Dividends on Securities
    and Other Interest Income                        6,481        5,746        6,015        4,903        3,881
Interest Expense                                     6,898        8,301        8,284        6,683        6,043
                                                  --------     --------     --------     --------     --------
Net Interest Income                                  9,260        8,789        8,225        7,841        7,318
Provision for  Loan Losses                             300          150          180          120          120
Trust Department Income                              1,100        1,070        1,108        1,121        1,031
Other Income                                         1,388        1,187          914          860          735
Net Gain (Loss) on Sales of Securities                 634          130          -64           -2            0
Other Expenses                                       7,775        6,755        5,797        5,523        5,347
                                                  --------     --------     --------     --------     --------

Pre Tax Income                                       4,307        4,271        4,206        4,177        3,617
Income Taxes                                         1,108        1,370        1,357        1,484        1,299
                                                  --------     --------     --------     --------     --------

Net Income                                        $  3,199     $  2,901     $  2,849     $  2,693     $  2,318
                                                  ========     ========     ========     ========     ========

Per Share  Data:

Earnings per common share                         $   2.25     $   2.03     $   1.92     $   1.78     $   1.48
Earnings per common share, assuming dilution      $   2.25     $   2.03     $   1.92     $   1.78     $   1.47
Cash Dividends Declared per share                 $   0.88     $   0.84     $   0.77     $   0.70     $   0.60
Book Value (at year end)                          $  19.21     $  16.43     $  15.40     $  13.23     $  13.85

Selected Statistical Data:

Return on Average Assets                              1.13%        1.14%        1.23%        1.25%        1.22%
Return on Average Shareholders' Equity               12.63%       12.25%       13.64%       12.96%       11.27%
Dividend Payout Ratio                                39.11%       41.38%       39.72%       39.16%       40.13%
Average Shareholders' Equity to Average Assets        8.92%        9.27%        8.98%        9.67%       10.79%
Net Interest Spread                                   3.13%        2.99%        2.83%        3.07%        3.20%
Net Interest Margin                                   3.72%        3.79%        3.79%        3.93%        4.14%

                                                         Salisbury Bancorp, Inc.
                                                                  and Subsidiary

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, which has four (4) full service offices including a Trust Department located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut. The Company and the Bank were formed in 1998 and 1848, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 2002 AND 2001

OVERVIEW

The reported earnings for the Company were $3,199,000 in 2002, an increase of $298,000 or 10.27% over year 2001 earnings of $2,901,000. Earnings in 2000 were $2,849,000. As a result, earnings per share increased $.22 or 10.83% to $2.25 in 2002. This compares to earnings per share of $2.03 in 2001 and $1.92 in 2000. The improvement in net income is primarily the result of growth in earning assets that has produced an increase in total net interest income coupled with an increase in other noninterest income.

The Company is "well capitalized". The Company's risk-based capital ratios at December 31, 2002, which includes the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 16.05% for Tier 1 capital and 17.21% for total capital. The Company's leverage ratio was 7.80% at December 31, 2002. This compares to a Tier 1 capital ratio at December 31, 2001 of 15.09%, a total capital ratio of 16.21%, and a Company leverage ratio was 7.61%.

As a result of the Company's financial performance, the Board of Directors increased total dividends declared on the Company's common stock to $.88 per share in 2002. This compares to an $.84 per share dividend paid in 2001 and a $.77 per share dividend that was paid in 2000.

NET INTEREST AND DIVIDEND INCOME

The Company earns income from two basic sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first source involves functioning as a financial intermediary. The Company accepts funds from depositors or borrows funds and either lends the funds to borrowers or invests those funds in various types of securities. The second source is fee income, which is discussed in the noninterest income section of this analysis.

Net interest income is the difference between the interest and fees earned on loans, interest and dividends earned on securities (the Company's earning assets) and the interest expense paid on deposits and borrowed funds, primarily in the form of advances from the Federal Home Loan Bank. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and borrowed funds and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and borrowed funds. For this discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(dollars in thousands)                                     December 31,
                                                   2002        2001        2000
                                                 ---------------------------------
Interest and Dividend Income
(financial statements)                           $ 16,157    $ 17,089    $ 16,510

Tax Equivalent Adjustment                           1,028         504         335
                                                  -------    --------     -------
       Total Interest Income (on an FTE basis)     17,185      17,593      16,845

Interest Expense                                   (6,898)     (8,300)     (8,284)
                                                  -------     -------     -------

Net Interest Income-FTE                          $ 10,287    $  9,293    $  8,561
                                                  =======     =======    ========

The Company's 2002 total interest and dividend income on an FTE basis of $17,185,000 was $408,000 or 2.32% less than the total interest and dividend on an FTE basis of $17,593,000 in 2001. Although there is an increase in earning assets, this decrease in interest and dividend income is primarily the result of an economic environment with lower interest rates. A change in the mix of earning assets which reflects an increase in tax exempt securities has resulted in a significant increase in the tax equivalent adjustment of $1,028,000 for 2002 as compared to $504,000 for 2001. This is an increase of approximately 104%. Total interest and dividend income on an FTE basis for 2000 totaled $16,845,000.

Interest expense on deposits in 2002 decreased $1,263,000 or 23.82% and totaled $4,039,000. This compares to $5,302,000 for the corresponding period in 2001 and $5,421,000 in 2000 respectively. Although deposits increased, primarily as the result of the Canaan Branch acquisition during the fourth quarter of 2001, generally lower interest rates resulted in the decrease in interest expense. Interest expense for Federal Home Loan Bank advances decreased $141,000 to $2,858,000 in 2002. This compares to interest expense of $2,999,000 in 2001 and is primarily the result of a decrease in borrowings. Although interest margins continue to be pressured by generally lower interest rates and by aggressive competition, net interest income on an FTE basis increased $994,000 or 10.70% and totaled $10,287,000 at December 31, 2002. This compared to total net interest income on an FTE basis of $9,293,000 at December 31, 2001.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2002 net interest margin on an FTE basis was 3.72%. This compares to a net interest margin of 3.79% for the corresponding period in 2001. The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 2002, 2001 and 2000. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges collected that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2002 was $1,995,000 with a yield of 4.83%. Actual tax exempt income in 2001 totaled $977,000 with a yield of 4.88% and in 2000 actual tax exempt income was $651,000 with a yield of 4.95%.

YIELD ANALYSIS

Average Balances, Interest Earned and Rates Paid

                                                                        Year Ended December 31
(dollars in thousands)                     2002                                 2001                               2000
                            -------------------------------------------------------------------------------------------------------
                                         INTEREST                             INTEREST                            INTEREST
                             AVERAGE      EARNED/    YIELD      AVERAGE        EARNED/   YIELD      AVERAGE        EARNED/   YIELD
                             BALANCE       PAID      RATE       BALANCE         PAID     RATE       BALANCE         PAID     RATE
ASSETS
Interest Earning Assets:
Loans                       $ 139,582     $ 9,677     6.93%    $ 145,502     $  11,344    7.80%    $ 129,972     $  10,494    8.07%
Taxable Securities          $  81,715     $ 4,144     5.07%    $  68,921     $   4,422    6.42%    $  73,958     $   4,810    6.50%
Tax-Exempt Securities *     $  41,347     $ 3,023     7.31%    $  20,030     $   1,481    7.39%    $  13,160     $     987    7.50%
Federal Funds               $   7,214     $   111     1.54%    $   9,986     $     310    3.10%    $   8,382     $     533    6.36%
Other Interest Income       $     549     $    11     2.00%    $     809     $      36    4.45%    $     332     $      21    6.33%
                            ---------------------              -----------------------             -----------------------
Total Interest Earning      $ 270,407     $16,966     6.27%    $ 245,248     $  17,593    7.17%    $ 225,804     $  16,845    7.46%
                                          -------                            ---------                           ---------
Assets
Alowance for Loan
Losses                      ($  1,403)                        ($   1,412)                         ($   1,187)
Cash & due from
Banks                       $   5,923                          $   5,138                           $   5,040
Premises,Equipment          $   2,810                          $   2,676                           $   2,425
Net unrealized gain/loss
on AFS Securities           $   1,083                          $     500                          ($   2,803)
Other Assets                $   5,263                          $   3,312                           $   3,281
                            ---------                          ---------                           ---------

Total Average Assets        $ 284,083                          $ 255,462                           $ 232,560
                            =========                          =========                           =========

LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest Bearing
Liabilities:
Now/Money Market
Deposits                    $  62,756     $   807     1.29%    $  67,516     $   1,901    2.82%    $  60,221     $   2,245    3.73%
Savings Deposits            $  37,629     $   743     1.97%    $  16,674     $     396    2.37%    $  15,691     $     382    2.43%
Time Deposits               $  67,157     $ 2,490     3.71%    $  60,854     $   3,004    4.94%    $  53,781     $   2,794    5.20%
Borrowed Funds              $  51,966     $ 2,858     5.50%    $  53,407     $   2,999    5.62%    $  49,291     $   2,863    5.81%
                            ---------------------              -----------------------             -----------------------
Total Interest Bearing
Liabilities                 $ 219,508     $ 6,898     3.14%    $ 198,451     $   8,300    4.18%    $ 178,984     $   8,284    4.63%
                                          -------                            ---------                           ---------
Demand Deposits             $  37,578                          $  31,497                           $  31,522
Other Liabilities           $   1,660                          $   1,829                           $   1,167
Shareholders' Equity        $  25,337                          $  23,685                           $  20,887
                            ---------                          ---------                           ---------
Total Liabilities and
Equity                      $ 284,083                          $ 255,462                           $ 232,560
                            =========                          =========                           =========
Net Interest Income                      $ 10,068                            $   9,293                           $   8,561
                                         ========                            =========                           =========
Net Interest Spread                                   3.13%                               2.99%                               2.83%
Net Interest Margin                                   3.72%                               3.79%                               3.79%

* Presented on a fully taxable equivalent ("FTE") basis

Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(Dollars in thousands)                       2002 over 2001                  2001 over 2000
                                    -------------------------------    --------------------------
                                      Volume      Rate       Total     Volume     Rate     Total
Increase (decrease) in:
Interest income on:
   Loans                              $  (462)   $(1,205)   $(1,667)   $ 1,253    $(403)   $ 850
   Taxable investment securities          821     (1,099)      (278)      (327)     (61)    (388)
   Tax-exempt investment securities     1,575        (33)     1,542        515      (21)     494
   Other interest income                  (97)      (127)      (224)       132     (340)    (208)
Total interest income                 $ 1,837    $(2,464)   $  (627)   $ 1,573    $(825)   $ 748
                                      -------    -------    -------    -------    -----    -----

Interest expense on:
   NOW/Money Market deposits          $  (134)   $  (960)   $(1,094)   $   272    $(616)   $(344)
   Savings deposits                       496       (149)       347         24      (10)      14
   Time deposits                          311       (825)      (514)       368     (158)     210
   Borrowed funds                         (81)       (60)      (141)       239     (103)     136
                                      -------    -------    -------    -------    -----    -----
Total interest expense                $   592    $(1,994)   $(1,402)   $   903    $(887)   $  16
                                      -------    -------    -------    -------    -----    -----
Net interest margin                   $ 1,245    $  (470)   $   775    $   670    $  62    $ 732
                                      =======    =======    =======    =======    =====    =====

NONINTEREST INCOME

Noninterest income totaled $3,122,000 for the year ended December 31, 2002 as compared to $2,387,000 for the year ended December 31, 2001. Trust Department income increased slightly to $1,100,000 from $1,070,000. This is primarily the result of the efforts of new business development. Service charges remained consistent at $472,000 for 2002 and 2001, respectively. Gains on sales of available-for-sale securities totaled $634,000 in 2002. This represents an increase of $504,000 or 388% when comparing total gains on sales of available-for-sale securities of $130,000 in 2001. Movement in the markets has presented opportunities for the Company to enhance the return from the securities portfolio which has resulted in this increase. Other income, including gain on sale of loan held-for-sale, increased $200,000 or 27.97% to $915,000 in 2002. This compares to total other income, including gain on sale of loan held-for-sale, of $715,000 in 2001. This increase is primarily the result of increased fees generated from the refinancing activities in the secondary market as well as an increase in transaction fees generated from activity of deposit accounts. The Company continues to seek to increase noninterest income due to its importance as a potential contributor to profitability.

NONINTEREST EXPENSE

Noninterest expense increased 15.10% to $7,775,000 for the year ended December 31, 2002 as compared to $6,755,000 for the corresponding period in 2001. Salaries and employee benefits totaled $4,235,000 for the twelve months ended December 31, 2002 compared to $3,834,000 for the same period in 2001. This is an increase of $401,000 or 10.46% and is primarily the result of the addition of staff for the Canaan Branch that was opened in September 2001 coupled with the additional staff that was also hired to service the increase in new business at the Bank's other facilities. Annual pay raises and the increasing costs of employee benefits have also contributed to the increased expense. Occupancy and equipment expenses increased $142,000 or 19.37% to $875,000. This compares to total occupancy and equipment expense of $733,000 for the same period in 2001. The increase is primarily the result of expenses associated with having an additional office to maintain. The Company has also incurred some one time equipment costs relating to unscheduled system upgrades. Data processing expenses increased $39,000 or 7.79% for the year ended December 31, 2002 and totaled $533,000. Data processing expenses for the same period in 2001 totaled $495,000. Insurance expenses for the year 2002, which do not include insurance benefits associated with employees, increased $22,000 or 23.69% and totaled $114,000. This compares to insurance expense that totaled $92,000 for the year ended December 31, 2001. Printing and stationery costs and legal expenses remained very consistent when comparing 2002 to 2001. Amortization expense of the "Core Deposit Intangible" assets associated with the Canaan Branch acquisition totaled $68,000 for the year ended December 31, 2002. This expense for 2002 represents a full year of amortization while the total expense of $48,000 represents only three and one half months of the year 2001 because the acquisition was completed in September 2001. Other operating expenses totaled $1,699,000 for the year ended December 31, 2002 compared to other operating expenses totaling $1,317,000 for the corresponding period in 2001. This increase of $382,000 or 29.01% is primarily the result of additional expenses relating to the operation of the Canaan Branch acquired last year coupled with increased expenses relating to Trust operations as well as normal increases in expenses associated with the operation of the Company.

INCOME TAXES

In 2002, the Company's income tax provision totaled $1,108,000, an effective tax rate of 25.72%. This compares to an income tax provision of $1,370,000 in 2001, reflecting an effective tax rate of 32.08%. This decrease is primarily the result of the impact of an increase in tax exempt interest earned from the securities portfolio.

NET INCOME

Overall, net income totaled $3,199,000 for the year ended December 31, 2002, compared to net income of $2,901,000 for the year 2001. This was an increase of $298,000 or 10.27% and reflects earnings of $2.25 per share for the year. This compared to earnings per share of $2.03 for the same period in 2001.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 2001 AND 2000

OVERVIEW

Salisbury Bancorp, Inc.'s earned net income amounted to $2,901,000 in 2001, a 1.83% increase over year 2000 earnings of $2,849,000. Earnings per share increased 5.73% to $2.03 per share for 2001 compared to a $1.92 for 2000.

The improvement in net income and earnings per share during 2001 reflected an increase in average earning assets and noninterest income, the continuing efforts of management to control operating expenses, and the reduced number of shares outstanding as a result of stock repurchases.

The Company's risk-based capital ratios at December 31, 2001, which included the risk-weighted assets and capital of the Salisbury Bank and Trust Company were 15.09% for Tier 1 capital and 16.21% for total capital. The Company's leverage ratio was 7.61% at December 31, 2001.

As a result of the Company's financial performance, the Board of Directors increased the dividends declared on the Company's common stock to $.84 per share in 2001, compared to $.77 per share in 2000.

NET INTEREST INCOME

The Company's 2001 total interest income on a fully taxable-equivalent basis of $17,593,000 was $748,000 or 4.44% greater than the 2000 total of $16,845,000.
This was primarily the result of an increase in average earning assets of $19,444,000 or 8.61% during 2001. Interest expense increased $16,000 to $8,300,000 in 2001. Although average deposits increased $15,441,000 or 11.91% and average advances from the Federal Home Loan Bank increased $4,116,000 or 8.35%, an environment of generally lower rates resulted in the minimal increase in interest expense for the year 2001. Overall, net interest income on a fully taxable-equivalent basis increased 8.55% to $9,293,000 in 2001. This compared to $8,561,000 for the corresponding period in 2000.

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's net interest margin (FTE) was 3.79% for both 2001 and 2000.

NONINTEREST INCOME

Fees earned by the Trust Department are the largest component of noninterest income and totaled $1,070,000 in 2001. This compared to $1,108,000 for the corresponding period in 2000. A significant portion of trust fee income is based upon the value of assets under management, and, as such, the calculation of fees is influenced by the value of the markets at the time of assessment. During the year 2001, as a result of this decline in stock market values, trust fee income decreased from year 2000 levels. Estate settlement fees also contribute to trust department income. Although the timing of the receipt of the fee is difficult to predict, the overall volume of business for 2001 and 2000 was very comparable. Other noninterest income increased $467,000 to $1,317,000 for the year ended December 31, 2001 compared to $850,000 for the same period in 2000. Service charges on deposit accounts increased $78,000 or 23.08% to $416,000 which compared to $338,000 for the same period in 2001. Growth in demand deposit and NOW accounts generated an increase in transaction volumes resulting in increased fees. As a result of investment activities in the securities portfolio during the year the Company recorded gains on sales of available-for-sale securities of $130,000. This compared to recorded losses of ($64,000) for the year ended December 31, 2000. This represents an increase of $194,000 when comparing the two years. An economic environment of generally lower interest rates resulted in significant activity in mortgage refinancing and was the primary result of the increase in fees generated from the sale of loans held-for-sale to $184,000 for the year ended December 31, 2001. This is an increase of $111,000 or 152.05% over a total of $73,000 earned for the year ended December 31, 2000. Other noninterest income increased $84,000 or 16.70% to $587,000 from $503,000 for the year ended December 31, 2001 as compared to the same period in 2000. The Company's VISA credit card program and Master Money Debit Card program grew during 2001, resulting in increased transaction fees. The Company continues to seek to increase noninterest income due to its importance as a potential contributor to profitability.

NONINTEREST EXPENSE

Noninterest expense totaled $6,755,000 in 2001. This was an increase of $958,000 when compared to total noninterest expense of $5,797,000 in 2000. However, as a percentage of total average earning assets, these expenses have remained generally consistent at 2.75% in 2001 and 2.57% in 2000. Salaries and employee benefits increased $439,000 or 12.92%. This is primarily the result of the additional staff hired to service the increase in new business coupled with annual pay increases and increasing costs of employee benefits. Occupancy and equipment expenses increased 12.54% or $82,000 to $733,000 from $651,000 when comparing 2001 to 2000. These increases in expenses were costs primarily associated with the acquisition of the new Canaan branch as mentioned previously. During 2001 data processing expenses decreased 14.34% to $247,000 from $288,000 as a result of the renegotiation of various data processing agreements with vendors. Insurance expenses for the year 2001, which do not include insurance benefits associated with employees, decreased $14,000 or 13.21% to $92,000 from $106,000, as a result of the Company's claim experience and management's renegotiation of various renewal premiums on policies. Printing and stationery costs increased $29,000 or 19.33% to $179,000 for the year ended December 31, 2001 compared to $150,000 for the year 2000. This was the result of the need for new forms and documentation relating primarily to either new regulatory requirements or the new office in Canaan. Amortization of intangible assets from branch acquisitions was a new expense to the Company that was associated with the Canaan branch acquisition. For the year ended December 31, 2001 the expense totaled $48,000. Other operating expenses increased $423,000 or 37.07% to $1,564,000 from $1,141,000 when comparing the two years. This is primarily the result of additional costs related to the Canaan branch.

INCOME TAXES

In 2001, the Company's tax expense totaled $1,370,000 with an effective tax rate of 32.08%. This compared to income tax expense of $1,357,000 in 2000, which reflected an effective tax rate of 32.26%. This decrease was primarily the result of the impact of an increase in tax-exempt interest income earned from the securities portfolio.

NET INCOME

Overall, net income totaled $2,901,000 for the year ended December 31, 2001, compared to net income of $2,849,000 for the year 2000. This was an increase of $52,000 or 1.83% and reflected earnings of $2.03 per share for the year, compared to earnings per share of $1.92 for the same period in 2000.

FINANCIAL CONDITION
Comparison of December 31, 2002 and 2001

Total assets at December 31, 2002 were $293,107,000 compared to $283,602,000 at December 31, 2001, an increase of $9,505,000 or 3.35%

SECURITIES PORTFOLIO

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversifications to the Company's assets. The Company continues to use arbitrage strategy by borrowing funds and investing them at a rate of return higher than the borrowing cost in order to generate additional interest income from the securities portfolio. The securities portfolio also acts as collateral for deposits of public agencies. As of December 31, 2002, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $138,435,000. This represents an increase of $32,842,000 or 31.10% when comparing the portfolio total of $105,593,000 at year-end 2001. There are several contributing elements that account for the increase in the portfolio. As reported in previous quarters of 2002, the asset mix continues to change when compared with the balance sheet of December 31, 2001. At December 31, 2001, Federal Funds sold totaled $18,150,000. This was primarily the cash that was received as the result of the acquisition of the Canaan branch in September 2001 and is now invested in the securities portfolio. The increase has also been the result of an economic environment of low interest rates that has created refinancing opportunities to longer term fixed rate products that are offered by the secondary mortgage market. This has resulted in a decrease in total net loans, thus resulting in available cash to invest in the securities portfolio. New business development has resulted in an increase in deposits during 2002. A slow down in non-residential loan demand has resulted in these funds also being invested in the securities portfolio, as securities available-for-sale.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage backed securities and securities issued by states of the United States and political subdivisions of the states. At December 31, 2002, securities totaling $135,169,000 were classified as available-for-sale and securities totaling $321,000 were classified as held-to-maturity.

Securities are classified in the portfolio as either Securities-Available-for-Sale and Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At December 31, 2002, the unrealized gain net of tax was $1,734,000. This compares to an unrealized loss net of tax of $279,000 at December 31, 2001. The securities reported as securities-held-to-maturity are stated at amortized cost.

FEDERAL FUNDS SOLD

The balance of federal funds sold totaled $1,750,000 at December 31, 2002. This compares to $18,150,000 at December 31, 2001. Cash received with the acquisition of the Canaan branch in September 2002 was invested in federal funds sold at December 31, 2001 and was reinvested primarily in the securities portfolio during 2002.

LENDING

Loans receivable, net of allowance for loan losses decreased $7,435,000 to $135,632,000 at December 31, 2002 or 5.20% compared to $143,066,000 at December
31, 2001. The Company offers a wide variety of loan types and terms along with competitive pricing to customers. The largest dollar volumes of loan activity continue to be in the residential mortgage area. The Company's credit function is designed to ensure adherence to prudent credit standards despite competition for loans in the Company's market area. A continuing economic environment of generally lower interest rates that targets refinancing opportunities to longer term fixed rate products primarily offered by the secondary market has resulted in the decrease in total net loans.

PROVISIONS AND ALLOWANCE FOR LOAN LOSSES

Total gross loans at December 31, 2002 were $137,090,000, which compares to total loans of $144,511,000 at December 31, 2001. This is a decrease of $7,421,000 or 5.14%. At December 31, 2002 approximately 86% of the Bank's loan portfolio was related to real estate products and although the portfolio decreased during the year 2002, the concentration remained consistent as approximately 86% of the portfolio was related to real estate at December 31, 2001. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or other compromise the Company's objectives. Because of this risk associated with extending loans the Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the year 2002 was $300,000 as compared to $150,000 for the year ended December 31, 2001. This is the result of the increases in charged off loans during the year 2002 and a decrease in recoveries of loans previously charged off, as well as an increase in nonperfomring loans. While the overall level of nonperforming loans remains low as a percentage of total loans, the increase of $813,000 in nonperforming loans from December 31, 2001 to December 31, 2002 is being closely monitored by management in order to determine whether such event is evidence of any trend within the economy or loan portfolio.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank used in making this determination during the year ended December 31, 2002. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 or more. Such loans are considered impaired when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note. Any such commercial loans and residential mortgages will be considered impaired under any of the following circumstances:

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the years ended December 31, 2002 and 2001.

At December 31, 2002 the allowance for loan losses totaled $1,458,000, representing 104.14% of nonperforming loans, which totaled $1,400,000, and 1.06% of total loans of $137,090,000. This compared to $1,445,000 representing 246.17% of nonperforming loans, which totaled $587,000 and 1.00% of total loans of $144,511,000 at December 31, 2001. A total of $251,000 in loans were charged off during the year 2002, as compared to $101,000 during 2001. A total of $29,000 of previously charged off loans was recovered during the year ended December 31, 2002. Recoveries for the year 2001 totaled $104,000. When comparing the two years, net charge-offs were $222,000 for the year 2002 and during the year 2001 net recoveries exceeded charge offs by $3,000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year-end 2002 totaled $211,037,000 compared to $201,351,000 at year-end 2001. This increase of $9,686,000 or 4.81% can be primarily attributed to the ongoing efforts of the Company to competitively price products and develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was an increase in demand, NOW and savings accounts which are lower cost core deposits.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)
                                             Year ended December 31
                               2002                     2001                    2000
                       --------------------------------------------------------------------
                       Average                  Average                  Average
                       Balance      Rate        Balance      Rate        Balance      Rate
                       --------------------------------------------------------------------

Demand                $ 36,586                 $ 31,497                 $ 31,522
NOW                     18,514       .88%        17,185      1.07%        16,246      1.06%
Money Market            42,923      1.50%        50,331      3.41%        43,975      4.71%
Savings                 37,518      1.98%        16,674      2.37%        15,691      2.43%
Time                    68,485      3.64%        60,854      4.94%        53,781      5.20%
                      --------                 --------                 --------
                      $204,026      2.41%      $176,541      3.00%      $161,215      3.36%
                      ========                 ========                 ========

Maturities of time certificates of deposits of $100,000 or more outstanding for the years ended December 31 are summarized as follows:

(dollars in thousands)
                                          Year Ended December 31
                                         2002      2001     2000
                                       ---------------------------

Three months or less                   $ 3,454   $ 3,895   $ 3,355
Over three months through six months     3,630     4,161     4,351
Over six months through one year         7,913     4,398     7,105
Over one year                            8,050     5,708     2,088
                                       -------   -------   -------

Total                                  $23,047   $18,162   $16,899
                                       =======   =======   =======

BORROWINGS

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2002, the Company had $51,891,000 in outstanding advances from the Federal Home Loan Bank compared to $53,004,000 at December 31, 2001. Management expects that it will continue this strategy of supplementing deposit growth with advances from Federal Home Loan Bank of Boston.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2002, the Company was slightly asset sensitive (positive gap). This would suggest that the during a period of rising interest rates the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at December 31, 2002 is within the limits approved by the Board of Directors.

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

At December 31, 2002, the Company had approximately $33,212,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

CAPITAL

At December 31, 2002, the Company had $27,345,000 in shareholder equity compared to $23,363,000 at December 31, 2001. This represents an increase of $3,982,000 or 17.04%. Several components contributed to the change since December 2001. Earnings for the year totaled $3,199,000. Market conditions have resulted in a positive adjustment to unrealized comprehensive income of $2,013,000. The Company declared dividends in 2002 resulting in a decrease in capital of $1,252,000. The Company issued 880 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2002 which resulted in an increase in capital of $22,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes in account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year-end 2002, the Company had a risk-based capital ratio of 17.21% compared to 16.21% at December 31, 2001. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

IMPACT OF INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates tend to have a greater impact on the Company's performance than do the effects of general levels of inflation; although they do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

IMPACT OF NEW ACCOUNTING STANDARDS

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. In management's opinion, the adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.

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

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No.
9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan

Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer -relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $2,357,884, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the nine-months ended September 30, 2002 do not reflect amortization in the amount of $71,572 that would have been recorded if SFAS No. 147 had not been issued.

SFAS No. 147 requires that the Company's reclassified goodwill be tested for impairment as of January 1, 2002 and that such test is completed by December 31, 2002.

Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

The Company has no goodwill other than reclassified goodwill. The test for impairment of the reclassified goodwill was completed December 31, 2002.

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

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

Management is responsible for the integrity and objectivity of the financial statements and other information appearing in this Annual Report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America applying estimates and management's best judgement as required. To fulfill their responsibilities, management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment or responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that financial records are reliable for the purpose of preparing financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main components of market risk for the Company are equity price risk, credit risk, interest rate risk and liquidity risk.

With regard to equity price risk the Company's stock is traded on the American Stock Exchange under the symbol "SAL". As a result, the value of its common stock may fluctuate or respond to price movements relating to the banking industry or other indicia of investment. A discussion of credit risk, interest rate risk and liquidity risk can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Auditors' January 27, 2003.......................  F-1

Consolidated Balance Sheets at December 31, 2002 and 2001..............  F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2002, 2001 and 2000......................................  F-3

Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 2002, 2001 and 2000..................  F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2002, 2001 and 2000......................................  F-5

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 2002, 2001 and 2000..........................  F-7

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet for the Years Ended  December 31, 2002 and 2001.........  F-23

 Statement of Income for the Years Ended
   December 31, 2002, 2001 and 2002....................................  F-24

 Statement of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000....................................  F-25

 Quarterly Results of Operations (unaudited)...........................  F-26

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                              SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 27, 2003

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

ASSETS                                                                               2002            2001
                                                                                 ------------   -------------
Cash and due from banks                                                          $  7,885,319   $   7,330,679
Interest bearing demand deposits with other banks                                     447,627         258,097
Money market mutual funds                                                             536,982         470,905
Federal funds sold                                                                  1,750,000      18,150,000
                                                                                 ------------   -------------
           Cash and cash equivalents                                               10,619,928      26,209,681
Investments in available-for-sale securities (at fair value)                      135,168,536     102,248,029
Investments in held-to-maturity securities (fair values of $331,544 as of
   December 31, 2002 and $401,403 as of December 31, 2001)                            321,287         399,989
Federal Home Loan Bank stock, at cost                                               2,945,200       2,945,200
Loans, less allowance for loan losses of $1,458,359 and $1,444,504 as of
   December 31, 2002 and 2001, respectively                                       135,631,604     143,066,109
Investment in real estate                                                              75,000          75,000
Premises and equipment                                                              2,805,477       2,683,487
Other real estate owned                                                                75,000
Unidentifiable intangible assets on branch acquisition                                              2,357,884
Goodwill                                                                            2,357,884
Core deposit intangible                                                               800,316         868,670
Accrued interest receivable                                                         1,933,616       1,681,268
Other assets                                                                          372,934       1,067,143
                                                                                 ------------   -------------
           Total assets                                                          $293,106,782   $ 283,602,460
                                                                                 ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                           $ 38,929,897   $  37,702,153
   Interest-bearing                                                               172,107,507     163,649,335
                                                                                 ------------   -------------
           Total deposits                                                         211,037,404     201,351,488
Federal Home Loan Bank advances                                                    51,890,607      53,003,746
Due to broker                                                                                       4,203,808
Other liabilities                                                                   2,833,825       1,680,272
                                                                                 ------------   -------------
           Total liabilities                                                      265,761,836     260,239,314
                                                                                 ------------   -------------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,423,238 shares in 2002 and 1,422,358 shares in 2001           142,324         142,236
   Paid-in capital                                                                  2,303,547       2,281,415
   Retained earnings                                                               23,164,693      21,218,155
   Accumulated other comprehensive income (loss)                                    1,734,382        (278,660)
                                                                                 ------------   -------------
           Total stockholders' equity                                              27,344,946      23,363,146
                                                                                 ------------   -------------
           Total liabilities and stockholders' equity                            $293,106,782   $ 283,602,460
                                                                                 ============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2002, 2001 and 2000

                                                                      2002           2001           2000
                                                                   -----------   -----------   ------------
Interest and dividend income:
   Interest and fees on loans                                      $ 9,677,332   $11,343,508   $ 10,494,181
   Interest and dividends on securities:
     Taxable                                                         4,143,851     4,204,364      4,564,319
     Tax-exempt                                                      1,995,114       977,487        651,386
     Dividends on equity securities                                    219,245       203,806        200,784
   Other interest                                                      121,891       360,226        599,072
                                                                   -----------   -----------   ------------
         Total interest and dividend income                         16,157,433    17,089,391     16,509,742
                                                                   -----------   -----------   ------------
Interest expense:
   Interest on deposits                                              4,039,427     5,301,623      5,421,144
   Interest on Federal Home Loan Bank advances                       2,858,310     2,999,174      2,863,277
                                                                   -----------   -----------   ------------
         Total interest expense                                      6,897,737     8,300,797      8,284,421
                                                                   -----------   -----------   ------------
         Net interest and dividend income                            9,259,696     8,788,594      8,225,321
Provision for loan losses                                              300,000       150,000        180,000
                                                                   -----------   -----------   ------------
         Net interest and dividend income after provision for
           loan losses                                               8,959,696     8,638,594      8,045,321
                                                                   -----------   -----------   ------------
Other income:
   Trust department income                                           1,100,160     1,070,017      1,108,249
   Service charges on deposit accounts                                 472,201       472,120        391,844
   Gains (losses) on sales of available-for-sale securities, net       634,080       130,117        (63,976)
   Gain on sale of loans held-for-sale                                 227,244       183,618         72,719
   Other income                                                        688,128       531,265        448,857
                                                                   -----------   -----------   ------------
         Total other income                                          3,121,813     2,387,137      1,957,693
                                                                   -----------   -----------   ------------
Other expense:
   Salaries and employee benefits                                    4,235,122     3,833,838      3,395,161
   Occupancy expense                                                   306,486       246,549        233,107
   Equipment expense                                                   568,422       486,393        418,146
   Data processing                                                     533,405       494,856        492,060
   Insurance                                                           114,184        92,323        105,613
   Net cost of operation of other real estate owned                      2,305         1,559          1,762
   Printing and stationery                                             187,021       178,624        149,988
   Legal expense                                                        60,561        56,286         64,192
   Amortization of core deposit intangible                              68,354        19,936
   Amortization of unidentifiable intangible assets from branch
     acquisition                                                                      27,831
   Other expense                                                     1,699,084     1,316,659        936,967
                                                                   -----------   -----------   ------------
         Total other expense                                         7,774,944     6,754,854      5,796,996
                                                                   -----------   -----------   ------------
         Income before income taxes                                  4,306,565     4,270,877      4,206,018
Income taxes                                                         1,107,770     1,369,674      1,356,994
                                                                   -----------   -----------   ------------
         Net income                                                $ 3,198,795   $ 2,901,203   $  2,849,024
                                                                   ===========   ===========   ============

Earnings per common share                                          $      2.25   $      2.03   $       1.92
                                                                   ===========   ===========   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2002, 2001 and 2000

                                                   Number
                                                     of
                                                   Shares     Common      Paid-in       Retained      Treasury
                                                   Issued     Stock       Capital       Earnings        Stock
                                                 ---------   ---------   ----------   ------------   -----------
Balance, December 31, 1999                       1,504,171   $ 150,417   $3,780,376   $ 17,798,981   $
Comprehensive income:
   Net income                                                                            2,849,024
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect
         Comprehensive income
Repurchase of common stock, 45,805 shares                                                               (816,062)
Transfer treasury stock to reduce shares
   issued                                          (45,805)     (4,580)    (811,482)                     816,062
Dividends declared ($.77 per share)                                                     (1,131,591)
                                                 ---------   ---------   ----------   ------------   -----------
Balance, December 31, 2000                       1,458,366     145,837    2,968,894     19,516,414
Comprehensive income:
   Net income                                                                            2,901,203
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect
         Comprehensive income
Repurchase of common stock, 36,008 shares                                                               (691,080)
Transfer treasury stock to reduce shares
   issued                                          (36,008)     (3,601)    (687,479)                     691,080
Dividends declared ($.84 per share)                                                     (1,199,462)
                                                 ---------   ---------   ----------   ------------   -----------
Balance, December 31, 2001                                   1,422,358      142,236      2,281,415    21,218,155
Comprehensive income:
   Net income                                                                            3,198,795
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect
         Comprehensive income
Issuance of 880 shares for Director's fees             880          88       22,132
Dividends declared ($.88 per share)                                                     (1,252,257)
                                                 ---------   ---------   ----------   ------------   ----------
Balance, December 31, 2002                       1,423,238   $ 142,324   $2,303,547   $ 23,164,693   $
                                                 =========   =========   ==========   ============   ===========



                                                   Accumulated
                                                     Other
                                                  Comprehensive
                                                   Income (Loss)       Total
                                                   ------------    ------------
Balance, December 31, 1999                         $ (1,835,023)   $ 19,894,751
Comprehensive income:
   Net income
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect                                      1,664,134
         Comprehensive income                                         4,513,158
Repurchase of common stock, 45,805 shares                              (816,062)
Transfer treasury stock to reduce shares
   issued
Dividends declared ($.77 per share)                                  (1,131,591)
                                                   ------------    ------------
Balance, December 31, 2000                             (170,889)     22,460,256
Comprehensive income:
   Net income
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect                                                       (107,771)
         Comprehensive income                                         2,793,432
Repurchase of common stock, 36,008 shares                              (691,080)
Transfer treasury stock to reduce shares
   issued
Dividends declared ($.84 per share)                                  (1,199,462)
                                                   ------------    ------------
Balance, December 31, 2001                             (278,660)     23,363,146
Comprehensive income:
   Net income
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect                                      2,013,042
         Comprehensive income                                         5,211,837
Issuance of 880 shares for Director's fees                               22,220
Dividends declared ($.88 per share)                                  (1,252,257)
                                                   ------------    ------------
Balance, December 31, 2002                         $  1,734,382    $ 27,344,946
                                                   ============    ============

Reclassification disclosure for the years ended December 31:

                                                                            2002          2001           2000
                                                                        -----------    -----------    -----------
Net unrealized gains (losses) on available-for-sale securities          $ 3,931,446    $   (46,411)   $ 2,661,877
Reclassification adjustment for realized (gains) losses in net income      (634,080)      (130,117)        63,976
                                                                        -----------    -----------    -----------
   Other comprehensive income (loss) before income tax effect             3,297,366       (176,528)     2,725,853
Income tax (expense) benefit                                             (1,284,324)        68,757     (1,061,719)
                                                                        -----------    -----------    -----------
     Other comprehensive income (loss), net of tax                      $ 2,013,042    $  (107,771)   $ 1,664,134
                                                                        ===========    ===========    ===========

Accumulated other comprehensive income (loss) as of December 31, 2002, 2001 and 2000 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2002, 2001 and 2000


                                                                        2002             2001            2000
                                                                    -------------    -------------    -------------
Cash flows from operating activities:
   Net income                                                       $   3,198,795    $   2,901,203    $   2,849,024
   Adjustments to reconcile net income to net cash provided by operating activities:
       (Accretion) amortization of securities, net                        454,034          (49,133)         (65,908)
       (Gain) loss on sales of available-for-sale securities, net        (634,080)        (130,117)          63,976
       Provision for loan losses                                          300,000          150,000          180,000
       Depreciation and amortization                                      378,204          345,544          323,215
       Amortization of intangible assets from branch acquisition                            27,831
       Amortization of core deposit intangible                             68,354           19,936
       Accretion of fair value adjustment on deposits                    (100,484)        (136,287)
       (Increase) decrease in interest receivable                        (252,348)         108,960         (214,704)
       Deferred tax expense (benefit)                                      14,647          (24,072)        (139,532)
       (Increase) decrease in prepaid expenses                             94,379          (84,167)         (10,377)
       Increase in cash surrender value of insurance
         policies                                                         (13,342)         (16,811)         (14,564)
       Increase in income tax receivable                                  (20,977)         (43,254)
       (Increase) decrease in other assets                                (11,058)           2,717           95,778
       Decrease in taxes payable                                                                             (8,081)
       Increase in accrued expenses                                       166,703          176,341          236,033
       Increase (decrease) in interest payable                            (30,825)         (39,979)         106,596
       Decrease in other liabilities                                       (1,026)          (7,275)          (1,502)
       Issuance of shares for Directors fees                               22,220
                                                                    -------------    -------------    -------------
   Net cash provided by operating activities                            3,633,196        3,201,437        3,399,954
                                                                    -------------    -------------    -------------

Cash flows from investing activities:
   Purchases of Federal Home Loan Bank stock                                               (14,900)        (828,300)
   Purchases of available-for-sale securities                        (104,324,117)     (88,096,807)     (21,958,344)
   Proceeds from sales of available-for-sale securities                41,970,330       19,419,941        6,225,720
   Proceeds from maturities of available-for-sale securities           28,715,141       48,212,964       16,036,879
   Proceeds from maturities of held-to-maturity securities                 70,445           10,032           78,479
   Loan purchases                                                      (1,017,677)      (2,800,000)        (715,000)
   Loan originations and principal collections, net                     8,112,107       (2,128,114)     (13,444,992)
   Recoveries of loans previously charged off                              29,148          103,658           22,543
   Capital expenditures                                                  (393,809)        (329,877)        (578,957)
   Premiums paid on insurance policies                                    (12,381)         (12,381)         (12,381)
   Life insurance policy proceeds                                         192,443
                                                                    -------------    -------------    -------------

   Net cash used in investing activities                              (26,658,370)     (25,635,484)     (15,174,353)
                                                                    -------------    -------------    -------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2002, 2001 and 2000
                                   (continued)

                                                                    2002            2001            2000
                                                                ------------    ------------    ------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
     savings accounts                                              6,479,009      18,060,288      14,653,988
   Net increase (decrease) in time deposits                        3,307,391      (9,573,854)     (2,576,311)
   Assumption of net deposits on branch acquisitions                              22,897,443
   Advances from Federal Home Loan Bank                                           20,000,000      29,000,000
   Principal payments on advances from Federal Home Loan Bank     (1,113,139)    (14,353,547)    (21,354,686)
   Dividends paid                                                 (1,237,840)     (1,454,946)     (1,088,830)
   Net repurchase of common stock                                                   (691,080)       (816,062)
                                                                ------------    ------------    ------------

   Net cash provided by financing activities                       7,435,421      34,884,304      17,818,099
                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             (15,589,753)     12,450,257       6,043,700
Cash and cash equivalents at beginning of year                    26,209,681      13,759,424       7,715,724
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of year                        $ 10,619,928    $ 26,209,681    $ 13,759,424
                                                                ============    ============    ============

Supplemental disclosures:
   Interest paid                                                $  7,029,046    $  8,477,063    $  8,177,825
   Income taxes paid                                               1,114,100       1,437,000       1,504,607
   Transfer of allowance for loan losses to other liabilities         64,073
   Loan transferred to other real estate owned                        75,000
   Branch office acquisition:
     Deposits assumed                                                           $ 26,565,337
     Loans acquired                                                                 (121,423)
     Fixed assets acquired                                                          (272,150)
                                                                                ------------
     Net liabilities assumed                                                      26,171,764
     Cash received                                                               (22,897,443)
                                                                                ------------
     Intangible assets                                                          $  3,274,321
                                                                                ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001 and 2000

NOTE 1 - NATURE OF OPERATIONS

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

      Cash and due from banks as of December 31, 2002 includes $1,781,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

            -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

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

      Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 10 to 40 years for buildings and 2 to 25 years for furniture and equipment.

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

      STOCK BASED COMPENSATION:

      The Company has a stock-based plan to compensate non-employee directors for their services. This plan is more fully described in Note 13. Compensation cost for these services is reflected in net income in an amount equal to the fair value of the shares of company common stock payable to the directors.

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

      RECENT ACCOUNTING PRONOUNCEMENTS:

      FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

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

      On September 14, 2001 the Company acquired a bank branch. The acquisition is described on the following page. The results of operations of the acquired bank branch are included in the consolidated income statement of the Company for the period from September 15, 2001 to December 31, 2001.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

      SFAS No. 142 was effective as follows:

            All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in the Company's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

      The Company had intangible assets as of December 31, 2001 in the amount of $3,226,554 that arose from the Company's purchase of certain assets and its assumption of certain liabilities of a bank branch in Canaan, Connecticut on September 14, 2001. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. Included in the intangible assets acquired was an identified intangible asset (a core deposit intangible) in the amount of $888,606 which is being amortized to expense over 13 years on the straight-line method. The Company classified the remainder of the intangible assets acquired, in the amount of $2,385,715, as an unidentifiable intangible asset and through December 31, 2001 amortized it to expense over 25 years on the straight-line method. Accumulated amortization of the intangible assets was $47,767 as of December 31, 2001. This accounting was in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and did not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset was subject to the impairment review requirements of SFAS No. 121.

      The gross carrying amount of the core deposit intangible at December 31, 2002 and 2001 was $888,606. Accumulated amortization on such intangible asset was $88,290 and $19,936 on December 31, 2002 and 2001, respectively. The estimated amortizable expense on the core deposit intangible for each of the five years succeeding 2002 is $68,354.

      On October 10, 2001 the Financial Accounting Standards Board (Board) affirmed that paragraph 5 of SFAS Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired. The Board decided to reconsider the guidance in paragraphs 5-7 of Statement 72 as part of its consideration of combinations of mutual enterprises within the scope of the project on combinations of not-for-profit organizations.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS Statement No. 147. In addition, FASB Statement No. 147 amends SFAS Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS Statement No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS Statement No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition was on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted.

      In accordance with paragraph 9 of SFAS Statement No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $2,357,884, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS Statement No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $95,429 that would have been recorded if SFAS Statement No. 147 had not been issued. In accordance with SFAS Statement No. 147 the Company tested its reclassified goodwill for impairment as of January 1, 2002 and December 31, 2002. The Company determined that its reclassified goodwill as of those dates was not impaired.

      Also in accordance with paragraph 9 of SFAS Statement No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

      The Company's amortization expense related to reclassified goodwill was $27,831 for the year ended December 31, 2001.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate that this Statement will have any material impact on the Company's consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                      Gains In        Losses In
                                                                     Accumulated     Accumulated
                                                     Amortized          Other           Other
                                                       Cost         Comprehensive    Comprehensive        Fair
                                                       Basis            Income          Income            Value
                                                   -------------    -------------    -------------    -------------
Available-for-sale securities:
   December 31, 2002:
     Equity securities                             $       3,031    $      86,154    $                $      89,185
     U.S. government agencies preferred stock          4,047,250          131,930                         4,179,180
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                   41,294,731          383,557          (43,163)      41,635,125
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                  41,564,707        1,234,464           (6,855)      42,792,316
     Money market mutual funds                           536,982                                            536,982
     Mortgage-backed securities                       45,417,896        1,091,525          (36,691)      46,472,730
                                                   -------------    -------------    -------------    -------------
                                                     132,864,597        2,927,630          (86,709)     135,705,518
     Money market mutual funds included in
       cash and cash equivalents                        (536,982)                                          (536,982)
                                                   -------------    -------------    -------------    -------------
                                                   $ 132,327,615    $   2,927,630    $     (86,709)   $ 135,168,536
                                                   =============    =============    =============    =============

                                                                      Gains In        Losses In
                                                                     Accumulated     Accumulated
                                                     Amortized          Other           Other
                                                       Cost         Comprehensive    Comprehensive        Fair
                                                       Basis            Income          Income            Value
                                                   -------------    -------------    -------------    -------------
    Value
December 31, 2001:
  Equity securities                                $       3,031    $     131,978    $                $     135,009
  Debt securities issued by the U.S. Treasury
    and other U.S. government corporations
    and agencies                                      38,459,596          278,375          (37,178)      38,700,793
  Debt securities issued by states of the
    United States and political subdivisions
    of the states                                     30,927,212          151,015         (804,544)      30,273,683
  Money market mutual funds                              470,905                                            470,905
  Mortgage-backed securities                          33,314,635          171,006         (347,097)      33,138,544
                                                   -------------    -------------    -------------    -------------
                                                     103,175,379          732,374       (1,188,819)     102,718,934
  Money market mutual funds included in
    cash and cash equivalents                           (470,905)                                          (470,905)
                                                   -------------    -------------    -------------    -------------
                                                   $ 102,704,474    $     732,374    $  (1,188,819)   $ 102,248,029
                                                   =============    =============    =============    =============
                                                                       Gross             Gross
                                                         Net        Unrecognized     Unrecognized
                                                      Carrying         Holding          Holding           Fair
                                                       Amount           Gains            Loss             Value
                                                   -------------    -------------    -------------    -------------
Held-to-maturity securities:
   December 31, 2002:
     Mortgage-backed securities                       $321,287        $ 10,257         $                $331,544
                                                      ========        ========         ========         ========

   December 31, 2001:
     Mortgage-backed securities                       $399,989        $  1,414         $                $401,403
                                                      ========        ========         ========         ========

The scheduled maturities of securities (other than equity securities) were as follows as of December 31, 2002:

                                             Available-For-Sale            Held-To-Maturity
                                             ------------------     -----------------------------
                                                   Fair             Net Carrying         Fair
                                                   Value              Amount             Value
                                               ------------         ------------     ------------
Due after one year through five years          $    378,996         $                $
Due after five years through ten years           18,755,925
Due after ten years                              65,292,520
Mortgage-backed securities                       46,472,730              321,287          331,544
                                               ------------         ------------     ------------
                                               $130,900,171         $    321,287     $    331,544
                                               ============         ============     ============

During 2002, proceeds from sales of available-for-sale securities amounted to $41,970,330. Gross realized gains and gross realized losses on those sales amounted to $634,705 and $625, respectively. During 2001, proceeds from sales of available-for-sale securities amounted to $19,419,941. Gross realized gains on those sales amounted to $130,117. During 2000, proceeds from sales of available-for-sale securities amounted to $6,225,720. Gross realized gains and gross realized losses on those sales amounted to $145 and $64,121, respectively. The tax (expense) benefit applicable to these net realized gains and losses amounted to $(246,974), $(50,681) and $24,919, respectively.

There were no issuers of securities whose carrying amount exceeded 10% of stockholders' equity as of December 31, 2002.

Total carrying amounts of $4,629,082 and $6,199,068 of debt securities were pledged to secure public deposits, treasury tax and loan and for other purposes as required by law as of December 31, 2002 and 2001, respectively.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                           2002          2001
                                                        ---------     ----------
                                                             (in thousands)
Commercial, financial and agricultural                  $  10,127     $  10,797
Real estate - construction and land development             6,027         3,935
Real estate - residential                                  93,636       102,201
Real estate - commercial                                   18,002        17,423
Consumer                                                    9,007        10,030
Other                                                         291           125
                                                        ---------     ---------
                                                          137,090       144,511
Allowance for loan losses                                  (1,458)       (1,445)
                                                        ---------     ---------
           Net loans                                    $ 135,632     $ 143,066
                                                        =========     =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2002. Total loans to such persons and their companies amounted to $1,042,812 as of December 31, 2002. During 2002 advances of $153,254 were made and repayments totaled $496,760.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                         2002           2001           2000
                                                     -----------    -----------    -----------
Balance at beginning of period                       $ 1,444,504    $ 1,291,502    $ 1,159,537
Provision for loan losses                                300,000        150,000        180,000
Recoveries of loans previously charged off                29,148        103,658         22,543
Loans charged off                                       (251,220)      (100,656)       (70,578)
Transfer to liability account for estimated losses
   on loan commitments                                   (64,073)
                                                     -----------    -----------    -----------
Balance at end of period                             $ 1,458,359    $ 1,444,504    $ 1,291,502
                                                     ===========    ===========    ===========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                              2002          2001
                                                              ----          ----
                                                                (in thousands)
Total nonaccrual loans                                        $855          $372
                                                              ====          ====

Accruing loans which are 90 days or more overdue              $124          $215
                                                              ====          ====

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                            2002                              2001
                                                                ---------------------------        ----------------------------
                                                                 Recorded         Related          Recorded         Related
                                                                 Investment       Allowance        Investment       Allowance
                                                                 In Impaired      For Credit       In Impaired      For Credit
                                                                 Loans            Losses           Loans            Losses
                                                                 --------         --------         --------         --------
Loans for which there is a related allowance for credit losses   $511,063         $ 81,899         $277,415         $ 41,612

Loans for which there is no related allowance for credit losses

           Totals                                                $511,063         $ 81,899         $277,415         $ 41,612
                                                                 ========         ========         ========         ========

Average recorded investment in impaired loans during the
   year ended December 31                                        $397,162                          $281,803
                                                                 ========                          ========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

           Total recognized                                      $ 18,156                          $ 18,429
                                                                 ========                          ========
           Amount recognized using a cash-basis method of
              accounting                                         $    930                          $
                                                                 ========                          ========

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                       2002              2001
                                                   -----------      -----------
Land                                               $   350,644      $   350,644
Buildings                                            2,681,394        2,514,603
Furniture and equipment                              1,781,712        1,622,527
                                                   -----------      -----------
                                                     4,813,750        4,487,774
Accumulated depreciation and amortization           (2,008,273)      (1,804,287)
                                                   -----------      -----------
                                                   $ 2,805,477      $ 2,683,487
                                                   ===========      ===========
NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2002 and 2001 was $23,047,271 and $18,161,373,
respectively.

For time deposits as of December 31, 2002, the scheduled maturities for years ended December 31 are:

                 2003            $47,953,968
                 2004              7,048,565
                 2005              3,384,138
                 2006              6,583,601
                 2007              4,554,465
                                 -----------
                                 $69,524,737
                                 ===========

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were customers of the Bank. Total deposits to such persons and their companies amounted to $745,840 as of December 31, 2002 and $727,850 as of December 31, 2001.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2002 and thereafter are summarized as follows:

                                   AMOUNT
                                   ------
                2003           $10,993,295
                2004               766,823
                2005               263,339
                2006               188,605
                2007               200,582
                Thereafter      39,477,963
                               -----------
                               $51,890,607
                               ===========

The advances due after December 31, 2007 include $39,000,000 of advances that are redeemable at par at the option of the FHLB. An advance of $10,000,000 is redeemable on December 15, 2003 and callable quarterly thereafter, an advance of $19,000,000 is redeemable on January 27, 2003 and callable quarterly thereafter and an advance of $10,000,000 is redeemable on February 26, 2004.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

At December 31, 2002, the interest rates on FHLB advances ranged from 4.81 percent to 6.58 percent. At December 31, 2002, the weighted average interest rate on FHLB advances was 5.37 percent.

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

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                  2002           2001
                                                              -----------    -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                    $ 2,345,618    $ 2,174,561
   Actuarial (gain) loss                                           67,008         (1,540)
   Service cost                                                   124,322        141,721
   Interest cost                                                  189,459        168,343
   Benefits paid                                                 (707,380)      (137,467)
                                                              -----------    -----------
       Benefit obligation at end of year                        2,019,027      2,345,618
                                                              -----------    -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year     2,171,193      2,296,344
   Actual return on plan assets                                  (244,376)       (45,501)
   Contributions                                                  177,274         57,817
   Benefits paid                                                 (707,380)      (137,467)
                                                              -----------    -----------
       Fair value of plan assets at end of year                 1,396,711      2,171,193
                                                              -----------    -----------

Funded status (622,316)                                          (174,425)
Unrecognized net (gain) loss from actuarial experience            177,951       (301,286)
Unrecognized prior service cost                                    94,544         95,436
Unamortized net asset existing at date of adoption of
   SFAS No. 87                                                     58,364         58,364
                                                              -----------    -----------
       Accrued benefit cost included in other liabilities     $  (291,457)   $  (321,911)
                                                              ===========    ===========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 6.0% for 2002 and 2001, respectively. The weighted-average expected long-term rate of return on assets was 8.0% for 2002 and 2001.

Components of net periodic cost:

                                               2002         2001         2000
                                            ---------    ---------    ---------
Service cost                                $ 124,322    $ 141,721    $ 131,006
Interest cost on benefit obligation           189,459      168,343      163,061
Expected return on assets                    (176,526)    (180,290)    (192,757)
Amortization of prior service cost              9,564        9,564        9,564
                                            ---------    ---------    ---------
     Net periodic cost                      $ 146,819    $ 139,338    $ 110,874
                                            =========    =========    =========

The Company adopted a 401(k) Plan effective in 2000. Under the Plan eligible participants may contribute up to fifteen percent of their pay. The Company may make discretionary contributions to the Plan. The Company's contribution in the years ended December 31, 2002, 2001 and 2000 amounted to $53,000, $48,000 and $44,000, respectively. Discretionary contributions vest in full after five years.

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

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

                                          2002           2001           2000
                                      -----------    -----------    -----------
Current:
   Federal                            $   790,590    $ 1,073,942    $ 1,172,814
   State                                  302,533        319,804        323,712
                                      -----------    -----------    -----------
                                        1,093,123      1,393,746      1,496,526
                                      -----------    -----------    -----------
Deferred:
   Federal                                  4,143        (19,437)      (113,530)
   State                                   10,504         (4,635)       (26,002)
                                      -----------    -----------    -----------
                                           14,647        (24,072)      (139,532)
                                      -----------    -----------    -----------
     Total income tax expense         $ 1,107,770    $ 1,369,674    $ 1,356,994
                                      ===========    ===========    ===========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                       2002      2001      2000
                                                     -------   -------   -------
                                                       % of      % of      % of
                                                     Income    Income    Income
                                                     ------    ------    ------
Federal income tax at statutory rate                  34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                  (16.8)    (7.8)     (5.3)
   Other items                                         3.5       1.0      (1.0)
State tax, net of federal tax benefit                  5.0       4.9       4.6
                                                      ----      ----      ----
       Effective tax rates                            25.7%     32.1%     32.3%
                                                      ====      ====      ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                      2002           2001
                                                                  -----------    -----------
Deferred tax assets:
   Allowance for loan losses                                      $   396,543    $   365,020
   Interest on non-performing loans                                    20,197         10,283
   Accrued deferred compensation                                       18,721         20,602
   Post retirement benefits                                            24,149         19,475
   Other real estate owned property writedown                          25,317         25,317
   Deferred organization costs                                          1,000          2,193
   Accrued pensions                                                   113,523        125,385
   Net unrealized holding loss on available-for-sale securities                      177,785
   Alternative minimum tax                                             65,433
                                                                  -----------    -----------
           Gross deferred tax assets                                  664,883        746,060
                                                                  -----------    -----------

Deferred tax liabilities:
   Core deposit intangible asset                                     (151,839)       (60,672)
   Accelerated depreciation                                          (337,585)      (323,737)
   Discount accretion                                                 (19,809)       (13,569)
   Net unrealized holding gain on available-for-sale securities    (1,106,539)
                                                                  -----------    -----------
           Gross deferred tax liabilities                          (1,615,772)      (397,978)
                                                                  -----------    -----------
Net deferred tax assets (liabilities)                             $  (950,889)   $   348,082
                                                                  ===========    ===========

Deferred tax assets as of December 31, 2002 and 2001 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2002, the Company had no operating loss and tax credit carryovers for tax purposes.

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                 2002                          2001
                                       -------------------------    ----------------------------
                                       Carrying          Fair          Carrying          Fair
                                        Amount          Value           Amount          Value
                                    ------------    ------------    ------------    ------------
Financial assets:
   Cash and cash equivalents        $ 10,619,928    $ 10,619,928    $ 26,209,681    $ 26,209,681
   Available-for-sale securities     135,168,536     135,168,536     102,248,029     102,248,029
   Held-to-maturity securities           321,287         331,544         399,989         401,403
   Federal Home Loan Bank stock        2,945,200       2,945,200       2,945,200       2,945,200
   Loans, net                        135,631,604     137,453,000     143,066,109     143,680,000
   Accrued interest receivable         1,933,616       1,933,616       1,681,268       1,681,268

Financial liabilities:
   Deposits                          211,037,404     212,283,000     201,351,488     201,601,000
   FHLB advances                      51,890,607      53,173,000      53,003,746      53,974,000
   Due to broker                                                       4,203,808       4,203,808

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                       2002              2001
                                                   -----------       -----------
Commitments to originate loans                     $10,421,946       $ 6,692,798
Standby letters of credit                               20,000            20,000
Unadvanced portions of loans:
   Home equity                                       8,893,908         8,631,632
   Commercial lines of credit                        6,383,820         5,260,748
   Construction                                      1,754,774           881,951
   Consumer                                          5,737,646         5,744,632
                                                   -----------       -----------
                                                   $33,212,094       $27,231,761
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    To Be Well
                                                                                                    Capitalized Under
                                                                            For Capital             Prompt Corrective
                                                          Actual           Adequacy Purposes:       Action Provisions:
                                                  --------------------     -------------------      --------------------
                                                  Amount         Ratio     Amount        Ratio      Amount       Ratio
                                                  ------         -----     ------        -----      -------      -----
                                                                      (Dollar amounts in thousands)
As of December 31, 2002:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                $24,073         17.21%   $11,199      >/=8.0%         N/A
     Salisbury Bank & Trust Company               23,838         17.06     11,194      >/=8.0       $13,992      >/=10.0%

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                 22,453         16.05      5,600      >/=4.0          N/A
     Salisbury Bank & Trust Company               22,218         15.90      5,597      >/=4.0         8,395      >/=6.0

   Tier 1 Capital (to Average Assets)
     Consolidated                                 22,453          7.80     11,513      >/=4.0          N/A
     Salisbury Bank & Trust Company               22,218          7.73     11,497      >/=4.0        14,371      >/=5.0

As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                $21,919         16.21%   $10,820      >/=8.0%         N/A
     Salisbury Bank & Trust Company               21,739         16.09     10,812      >/=8.0       $13,515      >/=10.0%

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                 20,415         15.09      5,410      >/=4.0          N/A
     Salisbury Bank & Trust Company               20,235         14.97      5,406      >/=4.0         8,109      >/=6.0

   Tier 1 Capital (to Average Assets)
     Consolidated                                 20,415          7.61     10,730      >/=4.0          N/A
     Salisbury Bank & Trust Company               20,235          7.56     10,713      >/=4.0        13,515      >/=5.0

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

As of December 31, 2002 the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $10,721,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 13 - DIRECTORS STOCK RETAINER PLAN

At the 2001 annual meeting the stockholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the Plan)." This plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the plan is 15,000. The first grant date under this plan preceded the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date the Plan was approved by the stockholders is issued an "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of the Company. In 2002, 880 shares were issued under the Plan and the related compensation expense amounted to $22,220.

NOTE 14 - RECLASSIFICATION

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements are for Salisbury Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the Consolidated Financial Statements of Salisbury Bancorp, Inc. and Subsidiary.

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                                 BALANCE SHEETS

                           December 31, 2002 and 2001

ASSETS                                                    2002          2001
                                                      -----------   -----------
Checking account in Salisbury Bank & Trust Company    $       185   $       335
Money market mutual funds                                 536,982       470,905
Investment in subsidiary                               27,110,438    23,182,570
Due from subsidiary                                         9,453         5,838
Other assets                                                1,000         2,193
                                                      -----------   -----------
           Total assets                               $27,658,058   $23,661,841
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                     $   313,112   $   298,695
                                                      -----------   -----------
           Total liabilities                              313,112       298,695
                                                      -----------   -----------
Total stockholders' equity                             27,344,946    23,363,146
                                                      -----------   -----------
           Total liabilities and stockholders' equity $27,658,058   $23,661,841
                                                      ===========   ===========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                              STATEMENTS OF INCOME

                  Years Ended December 31, 2002, 2001 and 2000


                                                                     2002           2001           2000
                                                                 -----------    -----------    -----------
Dividend income from subsidiary                                  $ 1,300,000    $ 1,740,000    $ 1,330,000
Taxable interest on securities                                         5,616         14,442         44,555
                                                                 -----------    -----------    -----------
                                                                   1,305,616      1,754,442      1,374,555
                                                                 -----------    -----------    -----------

Legal expense                                                          6,909          8,596          9,906
Supplies and printing                                                  4,407          6,211         12,828
Other expense                                                         18,591         13,297         18,063
                                                                 -----------    -----------    -----------
                                                                      29,907         28,104         40,797
                                                                 -----------    -----------    -----------
Income before income tax (benefit) expense
   and equity in undistributed net income of subsidiary            1,275,709      1,726,338      1,333,758
Income tax (benefit) expense                                          (8,260)        (4,645)         1,464
                                                                 -----------    -----------    -----------
Income before equity in undistributed net income of subsidiary     1,283,969      1,730,983      1,332,294
Equity in undistributed net income of subsidiary                   1,914,826      1,170,220      1,516,730
                                                                 -----------    -----------    -----------
Net income                                                       $ 3,198,795    $ 2,901,203    $ 2,849,024
                                                                 ===========    ===========    ===========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2002, 2001 and 2000

                                                                  2002           2001          2000
                                                              -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                  $3,198,795    $ 2,901,203    $ 2,849,024
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Undistributed income of subsidiary                      (1,914,826)    (1,170,220)    (1,516,730)
       Deferred tax expense                                         1,193          1,193          1,080
       Accretion of securities                                                                  (22,262)
       Decrease in taxes payable                                                                 (8,081)
       (Increase) decrease in due from subsidiary                  (3,615)        (6,222)           384
       Issuance of shares for Director's fees                      22,220
                                                              -----------    -----------    -----------

   Net cash provided by operating activities                    1,303,767      1,725,954      1,303,415
                                                              -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                                         292,263
   Maturities of available-for-sale securities                                   230,000
                                                              -----------    -----------    -----------

   Net cash provided by investing activities                                     230,000        292,263
                                                              -----------    -----------    -----------

Cash flows from financing activities:
   Net repurchase of common stock                                               (691,080)      (816,062)
   Dividends paid                                              (1,237,840)    (1,454,946)    (1,088,830)
                                                              -----------    -----------    -----------

   Net cash used in financing activities                       (1,237,840)    (2,146,026)    (1,904,892)
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents               65,927       (190,072)      (309,214)
Cash and cash equivalents at beginning of year                    471,240        661,312        970,526
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year                      $   537,167    $   471,240    $   661,312
                                                              ===========    ===========    ===========

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2002 and 2001 follows:

                                           (In thousands, except earnings per share)
                                                     2002 Quarters Ended
                                           ---------------------------------------
                                           March 31   June 30   Sept. 30   Dec. 31
                                           --------   -------   --------   -------

Interest and dividend income                $4,061     $4,063     $4,048    $3,985
Interest expense                             1,798      1,763      1,727     1,609
                                            ------     ------     ------    ------
   Net interest and dividend income          2,263      2,300      2,321     2,376
Provision for loan losses                       37         38         37       188
Other income                                   564        782        902       874
Other expense                                1,815      1,984      1,880     2,096
                                            ------     ------     ------    ------
   Income before income taxes                  975      1,060      1,306       966
Income tax expense                             253        310        328       217
                                            ------     ------     ------    ------
   Net income                               $  722     $  750     $  978    $  749
                                            ======     ======     ======    ======

Basic earnings per common share             $  .51     $  .53     $  .69    $  .52
                                            ======     ======     ======    ======

                                           (In thousands, except earnings per share)
                                                     2001 Quarters Ended
                                           ---------------------------------------
                                           March 31   June 30   Sept. 30   Dec. 31
                                           --------   -------   --------   -------


Interest and dividend income                $4,299     $4,215     $4,310    $4,265
Interest expense                             2,204      2,076      2,054     1,966
                                            ------     ------     ------    ------
   Net interest and dividend income          2,095      2,139      2,256     2,299
Provision for loan losses                       37         38         37        38
Other income                                   525        610        600       652
Other expense                                1,612      1,622      1,641     1,880
                                            ------     ------     ------    ------
   Income before income taxes                  971      1,089      1,178     1,033
Income tax expense                             329        354        384       303
                                            ------     ------     ------    ------
   Net income                               $  642     $  735     $  794    $  730
                                            ======     ======     ======    ======

Basic earnings per common share             $  .44     $  .51     $  .56    $  .52
                                            ======     ======     ======    ======

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

                                                                                     Executive Officer
         Name                        Age             Position                      of the Company since:
         ----                        ---             --------                      ---------------------

         John F. Perotti              56             President and                        1998 (1)
                                                     Chief Executive Officer

         Richard J. Cantele, Jr.      43             Secretary                            2001 (2)

         John F. Foley                52             Chief Financial Officer              1998 (3)

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

Board of Directors

The Certificate of Incorporation and Bylaws of the Company provide for a Board of Directors of not less than seven (7) members, as determined from time to time by resolution of the Board of Directors. The Board of Directors has set the number of directorships at eight (8). The Board of Directors of the Company is divided into three (3) classes as nearly equal in number as possible. Classes of directors serve for staggered three (3) year terms. A successor class is to be elected at each annual meeting of shareholders when the terms of office of the members of one class expire. Vacant directorships may be filled, until the expiration of the term of the vacated directorship, by the vote of a majority of the directors then in office.

The following table sets forth certain information, as of March 7, 2003, with respect to the directors of the Company.

  NOMINEES FOR ELECTION AT THE 2003 ANNUAL MEETING TO BE HELD ON APRIL 26, 2003

                                                        Positions Held               Director             Term
         Name                       Age                with the Company                Since            Expiring
         ----                       ---                ----------------              --------           --------

Gordon C. Johnson, DVM              68                      Director                    1998              2003

Holly J. Nelson                     49                      Director                    1998              2003

Walter C. Shannon, Jr.              67                      Director                    1998              2003

                                                        CONTINUING DIRECTORS
                                                        --------------------

John F. Perotti                     56                       President,                 1998              2004
                                                     Chief Executive Officer
                                                            and Director

Michael A. Varet                    60                      Director                    1998              2004

John R. H. Blum                     73                      Chairman                    1998              2005

Louise F. Brown                     59                      Director                    1998              2005

Nancy F. Humphreys                  61                      Director                    2001              2005


Presented below is additional information concerning the directors of the Company. Unless otherwise stated, all directors have held the position described for at least five (5) years.

John R. H. Blum is an attorney in private practice and former Commissioner of Agriculture for the State of Connecticut. He has been a director of the Bank since 1995 and was elected Chairman of the Board of Directors of the Company and the Bank in 1998.

Louise F. Brown has been a director of the Bank since 1992 and is a partner in the law firm of Ackerly Brown, LLP. Prior to being a partner in Ackerly Brown, LLP, Ms. Brown was a partner in the law firm of Gager & Peterson, LLP.

Nancy F. Humphreys has been a director of the Bank since 2001. She retired from Citigroup New York, Citibank in February of 2000, as Managing Director and Treasurer of Global Corporate Investment Bank North America.

Gordon C. Johnson has been a director of the Bank since 1994 and is a Doctor of Veterinary Medicine.

Holly J. Nelson has been a director of the Bank since 1995. She is a member of Horses North, LLC, a tour operator, and is a member in Oblong Property Management, LLC.

John F. Perotti is President and Chief Executive Officer of the Company and the Bank. Prior to that he served as Executive Vice President and Chief Operating Officer of the Bank and prior to that, he was Vice President and Treasurer of the Bank. He has been a director of the Bank since 1985.

Walter C. Shannon, Jr. is President Emeritus of Wagner McNeil, Inc. and President of William J. Cole Agency, Inc. He has been a director of the Bank since 1993.

Michael A. Varet is a partner in the law firm of Piper Rudnick LLP. Mr. Varet has been a director of the Bank since 1997.

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

Based solely on a review of copies of reports filed with the SEC since January 1, 2002 and of written representations by certain executive officers and directors, all persons subject to the reporting requirements of Section 16(a) are believed by management to have filed the required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Fees

During 2002, each director received an annual retainer of $2,000. In addition, directors received $500 for each Board of Directors meeting attended and $200 for each committee meeting attended. Director Perotti received no additional compensation for his service as director or member of any board committee during 2002. During 2001, the Board of Directors and Shareholders approved a Directors Stock Retainer Plan which, beginning in 2002, provides each non-employee director with up to 120 shares of restricted common stock as a component of their compensation. The Plan is described in more detail on page 13 of this Proxy.

The following table provides certain information regarding the compensation paid to certain executive officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 2002, 2001, and 2000. No other current executive officer of the Company or the Bank received cash compensation in excess of $100,000 during the year ended December 31, 2002. All compensation expense was paid by the Bank.

                           Summary Compensation Table

                                                      Annual
Name and Principal                                 Compensation               All Other
        Position                            Year     Salary($)    Bonus($)  Compensation($)

      John F. Perotti                       2002     $187,816     $32,092     $4,000(4)
       President and                        2001      179,920      25,949      3,400(3)
Chief Executive Officer                     2000      172,992      38,515      3,400(2)
of the Company and the Bank

    Richard J. Cantele, Jr.                 2002     $109,434     $18,332     $2,553(4)
Secretary of the Company                    2001       93,652      17,063      2,145(3)
Executive Vice President, Treasurer         2000       87,504      17,700      2,145(2)
and Chief Operating Officer of the Bank

    Todd M. Clinton                         2002     $ 84,762     $17,392     $2,041(4)
Sr. Vice President, Compliance              2001       73,150      12,379      1,713(3)
& Operations Officer of the Bank            2000       71,760      12,466      1,685(2)

     Diane E. R. Johnstone                  2002     $109,321     $16,690     $2,522(4)
Sr. Vice President & Trust Officer          2001       81,530       9,900      1,832(3)
of the Bank                                 2000       75,000      10,281      1,706(2)

    William C. Lambert (5)                  2002     $110,522         000     $2,200(4)
Vice President & Trust Officer              2001       29,159
of the Bank                                 2000

(1) Compensation above does not include accrual of benefits under the Bank's defined pension plan or supplemental retirement arrangements described below.
(2)   The Bank's matching contribution to the 401(k) plan for 2000.
(3)   The Bank's matching contribution to the 401(k) plan for 2001.
(4)   The Bank's matching contribution to the 401(k) plan for 2002.
(5)   William C. Lambert was hired on September 17, 2001.

Insurance

In addition to the cash compensation paid to the executive officers of the Company and the Bank, the executive officers receive group life, health, hospitalization and medical insurance coverage. However, these plans do not discriminate in scope, term, or operation, in favor of officers or directors of the Company and the Bank and are available generally to all full-time employees.

Pension Plan

The Bank maintains a non-contributory defined pension plan for officers and other salaried employees of the Bank who become participants after attaining age 21 and completing one (1) year of service.

                               PENSION PLAN TABLE


======================================================================================================================
                                      ESTIMATED ANNUAL RETIREMENT BENEFIT WITH
======================================================================================================================
======================================================================================================================
                                          YEARS OF SERVICE AT RETIREMENT
======================================================================================================================
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Average Base
Salary at
Retirement                   15                 20                  25                 30                  35
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
    $  75,000              $18,654            $24,871             $31,089            $32,964            $  34,839
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $100,000             $26,154            $34,871             $43,589            $46,089            $  48,589
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $125,000             $33,654            $44,871             $56,089            $59,214            $  62,339
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $150,000             $41,154            $54,871             $68,589            $72,339            $  76,089
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $175,000             $48,654            $64,871             $81,089            $85,464            $  89,839
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $200,000             $56,154            $74,871             $93,589            $98,589            $ 103,589
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

Pension benefits are based upon average salary (determined as of each January
1st) during the highest five (5) consecutive years of services prior to attaining normal retirement age. The amount of the annual benefit is 2% of Average Salary offset by .65% of Social Security wage base as provided under the 1994 Act per year of service (to a maximum of 25 years) plus one-half of 1% of Average Salary for each year of service over 25 years (to a maximum of ten years). This benefit formula may be modified to conform with changes in the pension laws.

The present average salary (using last five years of salary only) and years of service to date of Messrs. Perotti, Cantele, Clinton and Ms. Johnstone are: Mr.
Perotti: $190,900 with; 30 years of service; Mr. Cantele: $100,642 with; 21 years of service; Mr. Clinton: $81,550 with; 16 years of service; and Ms.
Johnstone: $85,385 with; 15 years of service. The above table shows estimated annual retirement benefits payable at normal retirement date as a straight life annuity for various average salary and service categories. The offset of social security was included in the table based on a participant being 65 years of age in 2002.

Supplemental Retirement Arrangement

In 1994, the Bank entered into a supplemental retirement arrangement (the "Supplemental Retirement Agreement") with John F. Perotti. Following disability or retirement at the earlier of the age of 65, or after thirty (30) years of service to the Bank, Mr. Perotti will receive monthly payments of $1,250 (adjusted annually to reflect the lesser of a five percent (5%) increase or "The Monthly Consumer Price Index for All Urban Consumers, United States City Average, All Items" published by the Bureau of Labor Statistics) for a period of ten (10) years. These payments are in addition to any payments under the Bank's retirement plan. The Supplemental Retirement Agreement includes provisions which would prevent Mr. Perotti from working for a competitor in the proximity of the Bank.

Directors Stock Retainer Plan

The shareholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc." (the "Plan") at the 2001 Annual Meeting of Shareholders. The Plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as non-employee directors. The maximum number of shares of stock that may be issued pursuant to the Plan shall not exceed 15,000. The first grant date under the plan was April 26, 2002. The "annual stock retainer" consisted of 120 shares of restricted common stock for each non-employee director who served for twelve months and a prorated number of shares to reflect the number of months served for any new non-employee director. The total number of restricted shares issued was 880. The next grant date under this plan will immediately precede the 2003 Annual Meeting of Shareholders.

Change in Control Agreements

The Bank entered into change in control agreements in 2001 with the following Executive Officers of the Bank: John F. Perotti, Richard J. Cantele, Jr., John
F. Foley, Todd M. Clinton and Diane E. R. Johnstone. The agreements provide that, in the event of a change in control of the Company or Bank, each Executive Officer will be entitled to a lump sum payment equal to his or her annual compensation based upon the most recent aggregate base salary paid to the Executive Officer in the twelve (12) month period immediately preceding the date of change in control. In no event shall such payments be made in an amount which would cause them to be deemed non-deductible to the Bank by reason of the operation of Section 280G of the Internal Revenue Code.

401(k) Plan

The Bank offers a 401(k) profit sharing plan. This plan began in the year 2000. Each Plan Year, the Bank will announce the amount of the matching contributions, if any. The amount of the matching contributions is directly related to the employees' 401(k) salary deferral contribution. For the Plan Year that began January 1, 2002, all eligible participants received a matching contribution equal to fifty percent (50%) of their 401(k) salary deferral contribution to the Plan; however, it is limited to two percent (2%) of the plan compensation not to exceed $4,000. The Plan expense was $45,809 for 2002.

----------------------------------------------------------------------------------------------------------------------
                                        EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------
------------------------------- ----------------------- ----------------------- --------------------------------------
                                Number of securities    Weighted-average        Number of securities remaining
                                to be issued upon       exercise price of       available for future issuance under
                                exercise of             outstanding options,    equity compensation plans (excluding
                                outstanding options,    warrants and rights     securities reflected in column (a)
                                warrants and rights
                                         (a)                     (b)                            (c)
------------------------------- ----------------------- ----------------------- --------------------------------------
Equity compensation plans                None                    None                        14,120 (1)
approved by security holders
------------------------------- ----------------------- ----------------------- --------------------------------------
Equity compensation plans not
approved by security holders             None                    None                           None
------------------------------- ----------------------- ----------------------- --------------------------------------
Total                                    None                    None                          14,120
------------------------------- ----------------------- ----------------------- --------------------------------------

(1) At the 2001 annual meeting the shareholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the "Plan"). This Plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Plan is 15,000. The first grant date under this Plan preceded the 2002 annual meeting of shareholders. Each director whose term of office begins with or continues after the date the Plan was approved by the shareholders is issued a "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of the Company. In 2002, 880 shares were issued under the Plan and the related compensation expense amounted to $22,220.

ITEM 12.  SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth certain information as of March 7, 2003 regarding the number of shares of Common Stock beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                                    Number of Shares (1)               Percentage of Class (2)
                                    --------------------               -----------------------
John R. H. Blum                           15,456 (3)                           1.09%
Louise F. Brown                            3,276 (4)                            .23%
Richard J. Cantele, Jr.                    2,883 (5)                            .20%
John F. Foley                              3,696 (6)                            .26%
Nancy F. Humphreys                         1,120 (7)                            .08%
Gordon C. Johnson, DVM                     1,622 (8)                            .11%
Holly J. Nelson                            1,168 (9)                            .08%
John F. Perotti                           10,839 (10)                           .76%
Walter C. Shannon, Jr.                     3,724 (11)                           .26%
Michael A. Varet                          65,766 (12)                          4.62%
------------------------------     ---------------------               -----------------------
(All Directors and Executive             109,550                                 7.69%
Officers of the Company
as a group of (10) persons)

(1) The shareholdings also include, in certain cases, shares owned by or in trust for a director's spouse and/or children or grandchildren, and in which all beneficial interest has been disclaimed by the director.

(2) Percentages are based upon the 1,423,238 shares of the Company's Common Stock outstanding and entitled to vote on March 7, 2003. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(3)   Includes 2,100 shares owned by John R. H. Blum's wife.

(4)   Includes 1,068 shares owned by Louise F. Brown's daughter.

(5) Includes 1,197 shares owned jointly by Richard J. Cantele, Jr. and his wife and 6 shares owned by Richard J. Cantele, Jr. as custodian for his daughter.

(6) Includes 1,518 shares owned jointly by John F. Foley and his wife and 66 shares owned by John F. Foley as custodian for his children.

(7)   Includes 1,000 shares owned jointly by Nancy F. Humphreys and her husband.

(8) Includes 660 shares which are owned by Gordon C. Johnson's wife and for which Mr. Johnson has disclaimed beneficial ownership.

(9)   Includes 6 shares owned by Holly J. Nelson as guardian for a minor child.

(10) Includes 9,514 shares owned jointly by John F. Perotti and his wife, 761 shares owned by his wife and 564 shares in trust for his son.

(11)  All shares are owned individually by Walter C. Shannon, Jr.

(12) Includes 18,540 shares which are owned by Michael A. Varet's wife, 12,366 shares which are owned by his sons and 6,180 shares owned by his daughter. Michael A. Varet has disclaimed beneficial ownership for all of these shares.

Principal Shareholders of the Company

As of March 7, 2003, management was not aware of any person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act) who owns beneficially more than 5% of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have had, and expect to have in the future, transactions in the ordinary course of business with directors, officers, principal shareholders and their associates on substantially the same terms as those available for comparable transactions with others.

John R. H. Blum is Chairman of the Board of Directors and an attorney engaged in the private practice of law. The Company has engaged Mr. Blum in past years and even though his services were not used in 2002, the Company may engage his services in 2003 in connection with certain legal matters.

Louise F. Brown is a director of the Company and a partner in the law firm of Ackerly Brown, LLP. The Company has engaged Ms. Brown in past years but her services were not used in 2002.

Walter C. Shannon, Jr. is a director of the Company and President Emeritus of Wagner McNeil, Inc. which serves as the insurance agent for many of the Company's insurance needs.

Some of the directors and executive officers of the Company and the Bank, as well as firms and companies with which they are associated, are or have been customers of the Bank and as such have had banking transactions with the Bank. As a matter of policy, loans to directors and executive officers are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

Since January 1, 2002, the highest aggregate outstanding principal amount of all loans extended by the Bank to its directors, executive officers and all associates of such persons as a group was $1,345,868 representing an aggregate principal amount equal to 4.96% of the equity capital accounts of the Bank.

ITEM 14.  CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

      2.    Financial Statement Schedules:

            Such schedules are omitted because they are inapplicable or the information is included in the consolidated financial statements or notes thereto.

      3.    Exhibits Required by Item 601 of Regulation S-K:

            Exhibit No.       Description
            -----------       -----------

             3.1              Certificate of Incorporation of Salisbury Bancorp, Inc. (1)

             3.2              Bylaws of Salisbury Bancorp, Inc., as amended (2)

             10.              Pension Supplement Agreement with John F. Perotti (3)

             10.2             Form of Change in Control Agreement with Executive Officers (4)

             10.3             Director Stock Retainer Plan (5)

             23.1             Consent of Independent Certified Public Accountants

             99.1             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (1) Exhibit was filed on April 23, 1998 as Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

            (2) Exhibit was filed on March 30, 2001 as Exhibit 3.2 to Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and is incorporated herein by reference.

            (3) Exhibit was filed on April 23, 1998 as Exhibit 10 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

            (4) Exhibit was filed on May 8, 2002, as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

            (5) Exhibit was filed on May 8, 2002, as Exhibit 10.3 to the Company's Annual Report on Form 10KSB/A for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

            (6) Exhibit was filed on April 23, 1998 as Exhibit 21 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

            (b) CURRENT REPORTS: The following reports on Form 8-K were filed during the fourth quarter of the 2002 fiscal year:

            1. On December 10, 2002 the Company filed a Form 8-K reporting the declaration of an $.22 per share quarterly cash dividend for the fourth quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 28, 2003

                                            SALISBURY BANCORP, INC.

                                            By:   /s/ John F. Perotti
                                               --------------------------------
                                                  John F. Perotti
                                                  President and
                                                  Chief Executive Officer

                                            By:   /s/ John F. Foley
                                               --------------------------------
                                                  John F. Foley
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                    Date
---------                                   -----                                    ----

 /s/ John F. Perotti                        President,                         March 28, 2003
--------------------------------
 (John F. Perotti)                          Chief Executive Officer
                                            and Director

  /s/ John R. H. Blum                       Director                           March  28, 2003
-----------------------------
(John R. H. Blum)

 /s/ Louise F. Brown                        Director                           March 28, 2003
------------------------------
(Louise F. Brown)

/s/ Nancy F. Humphreys                      Director                           March 28, 2003
--------------------------------
(Nancy F. Humphreys)

 /s/ Gordon C. Johnson                      Director                           March 28, 2003
--------------------------------
(Gordon C. Johnson)

 /s/ Holly J. Nelson                        Director                           March 28, 2003
---------------------------------
(Holly J. Nelson)

 /s/ Walter C. Shannon, Jr.                 Director                           March 28, 2003
----------------------------
(Walter C. Shannon, Jr.)

 /s/ Michael A. Varet                       Director                           March 28, 2003
--------------------------
(Michael A. Varet)

                LETTERHEAD FOR SHATSWELL, MacLEOD & COMPANY, P.C.



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

         We hereby consent to the use of our report dated January 27, 2003 in the Form 10-K of Salisbury Bancorp, Inc. and the reference to us in the section designated "Experts".


                                           /s/SHATSWELL, MacLEOD & COMPANY, P.C.
                                           -------------------------------------
                                           SHATSWELL, MacLEOD & COMPANY, P.C.


West Peabody, Massachusetts
March 27, 2003

                                 CERTIFICATIONS

I, John F. Perotti, certify that:

1.   I have reviewed this annual report on Form 10-K of Salisbury Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

By:   /s/ John F. Perotti
      -------------------
        President and CEO

                                 CERTIFICATIONS

I, John F. Foley, certify that:

1.   I have reviewed this annual report on Form 10-K of Salisbury Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:   /s/ John F. Foley
      -----------------
      Chief Financial Officer


                                   Exhibit 21

                                                                                Percent owned
         Subsidiary                         State of Incorporation                by Company
         ---------                          ----------------------              -------------

         Salisbury Bank and
           Trust Company                        Connecticut                          100%

                                  Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Salisbury Bancorp, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Perotti, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  John F. Perotti
---------------------
     John F. Perotti
     Chief Executive Officer

March 28, 2003

                                  Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Salisbury Bancorp, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Foley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /s/ John F. Foley
-------------------
     John F. Foley
     Chief Financial Officer

March 28, 2003