Form 10-Q
period 2002-09-30
SALISBURY BANCORP INC
filed 2003-05-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 2003

                                    1,423,238

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                               Page

Item 1. Condensed Financial Statements:

        Condensed Consolidated Balance Sheets -March 31, 2003 (unaudited)
                 and December 31, 2002                                         4
        Condensed Consolidated Statements of Income
                -three months ended March 31, 2003 and 2002 (unaudited)        5

        Condensed Consolidated Statements of Cash Flows
                -three months ended March 31, 2003 and 2002 (unaudited)        6

        Notes to Consolidated Financial Statements                             8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                              11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           18

Item 4.  Controls and Procedures                                              19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Changes in Securities and Use of Proceeds                             20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

Signatures                                                                    21

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      22

Exhibits
     Computation of per share earnings - Exhibit 11
     Certifications of Chief Executive Officer and Chief Financial Officer -
          Exhibit 99.1 and Exhibit 99.2

                          Part I--FINANCIAL INFORMATION
                     Item 1. Condensed Financial Statements

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                           MARCH 31,     DECEMBER 31,
                                                                             2003           2002
                                                                             ----           ----
                                                                          (unaudited)
ASSETS
Cash & due from banks                                                     $      6,312   $      7,885
Interest bearing demand deposits with other banks                                  808            448
Money market mutual funds                                                          504            537
Federal funds sold                                                                   0          1,750
                                                                          ------------   ------------
        Cash and cash equivalents                                                7,624         10,620
Investment in available-for-sale securities (at fair value)                    150,738        135,169
Investments in held to maturity securities (fair values of $329,000 as
   of March 31, 2003 and $332,000 as of December 31, 2002                          319            321
Federal Home Loan Bank stock, at cost                                            3,753          2,945
Loans, less allowance for loan losses of $1,480,000 and $1,458,000
   as of March 31, 2003 and December 31, 2002, respectively                    139,980        135,632
Investment in real estate                                                           75             75
Premises and equipment                                                           2,842          2,805
Other real estate owned                                                             75             75
Goodwill                                                                         2,358          2,358
Core deposit intangible                                                            783            800
Accrued interest receivable                                                      2,022          1,934
Other assets                                                                       474            373
                                                                          ------------   ------------
Total Assets                                                              $    311,043   $    293,107
                                                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                 $     37,098   $     38,930
      Interest-bearing                                                         171,634        172,107
                                                                          ------------   ------------
               Total Deposits                                                  208,732        211,037
Federal Home Loan Bank advances                                                 71,631         51,891
Other liabilities                                                                2,731          2,834
                                                                          ------------   ------------
               Total Liabilities                                               283,094        265,762
                                                                          ------------   ------------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
      issued and outstanding shares, 1,423,238 at March 31, 2003                   142            142
      and 1,423,238 at December 31, 2002
   Paid-in capital                                                               2,304          2,304
   Retained earnings                                                            23,866         23,165
   Accumulated other comprehensive income                                        1,637          1,734
                                                                          ------------   ------------
        Total Shareholders' Equity                                              27,949         27,345
                                                                          ------------   ------------
Total Liabilities and Shareholders' Equity                                $    311,043   $    293,107
                                                                          ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             March 31, 2003 and 2002
                                   (unaudited)

                                                             Three Months Ended
                                                                   March 31
                                                                   --------
                                                              2003         2002
                                                           ----------   ----------
Interest and dividend income:
   Interest and fees on loans                              $    2,287   $    2,569
   Interest and dividends on securities:
   Taxable                                                      1,224          981
   Tax-exempt                                                     506          434
   Dividends on equity securities                                  26           35
 Other interest                                                     7           42
                                                           ----------   ----------
        Total interest and dividend income                      4,050        4,061
                                                           ----------   ----------
 Interest expense:
   Interest on deposits                                           787        1,088
   Interest on Federal Home Loan Bank advances                    739          710
                                                           ----------   ----------
        Total interest expense                                  1,526        1,798
                                                           ----------   ----------
        Net interest and dividend income                        2,524        2,263
Provision for loan losses                                          37           37
                                                           ----------   ----------
        Net interest and dividend income after provision
               for loan losses                                  2,487        2,226
                                                           ----------   ----------
Other income:
   Trust department income                                        290          253
   Service charges on deposit accounts                            133          114
   Gains on sales of available-for-sale securities, net           337           15
   Gain on sale of loans held-for-sale                             22           56
   Other income                                                   200          126
                                                           ----------   ----------
        Total other income                                        982          564
                                                           ----------   ----------
Other expense:
   Salaries and employee benefits                               1,173        1,052
   Occupancy expense                                               95           73
   Equipment expense                                              116          123
   Data processing                                                153          134
   Insurance                                                       27           25
   Printing and stationery                                         34           41
   Legal expense                                                   37            8
   Amortization of core deposit intangible                         18           42
   Other expense                                                  389          317
                                                           ----------   ----------
        Total other expense                                     2,042        1,815
                                                           ----------   ----------
        Income before income taxes                              1,427          975
Income taxes                                                      398          253
                                                           ----------   ----------
        Net income                                         $    1,029   $      722
                                                           ==========   ==========
Earnings per common share                                  $      .72   $      .51
                                                           ==========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2003 and 2002
                                   (unaudited)

                                                                     2003         2002
                                                                     ----         ----
Cash flows from operating activities:
   Net income                                                    $    1,029    $      722
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                    78           121
         Gain on sales of available-for-sale securities, net           (337)          (14)
         Provision for loan losses                                       37            37
         Depreciation and amortization                                   81            80
         Amortization of core deposit intangible                         18            42
         Accretion of fair value adjustment on deposits                 (10)          (43)
         Increase in interest receivable                                (89)         (220)
         Deferred tax benefit                                            13           170
         (Increase) in prepaid expenses                                 (91)          (18)
         Increase in other assets                                       (71)         (134)
         Increase in taxes payable                                      276            34
         Decrease in accrued expenses                                  (310)         (164)
         Decrease in interest payable                                    (2)           (1)
         Increase in other liabilities                                   27           100
                                                                 ----------    ----------
Net cash provided by operating activities                               649           712
                                                                 ----------    ----------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                             (808)            0
  Purchases of available-for-sale securities                        (29,171)      (29,760)
  Proceeds from sales of available-for-sale securities                9,386         8,634
  Proceeds from maturities of available-for-sale securities           4,316         5,076
  Proceeds from maturities of held-to-maturity securities                 3            71
  Net (increase) decrease  in loans                                  (4,389)        3,253
  Recoveries of loans previously charged-off                              3             4
  Capital expenditures                                                 (118)          (62)
                                                                 ----------    ----------

Net cash used in investing activities                               (20,778)      (12,784)
                                                                 ----------    ----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2003 and 2002
                                   (unaudited)
                                   (continued)

                                                                   2003          2002
                                                                ----------    ----------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                             (3,078)       (4,203)
   Net increase in time deposits                                       783         1,484
   Advances from Federal Home Loan Bank                             20,000             0
   Principal payments on advances from Federal Home Loan Bank         (259)         (332)
   Dividends paid                                                     (313)         (299)
                                                                ----------    ----------
   Net cash provided by(used in)financing activities                17,133        (3,350)
                                                                ----------    ----------

Net decrease in cash and cash equivalents                           (2,996)      (15,422)
Cash and cash equivalents at beginning of year                      10,620        26,210
                                                                ----------    ----------
Cash and cash equivalents at end of period                      $    7,624    $   10,788
                                                                ==========    ==========

Supplemental disclosures:
   Interest paid                                                $    1,528    $    1,799
   Income taxes paid                                                   109            49

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - COMPREHENSIVE INCOME

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

Comprehensive Income
                                                   Three months ended March 31,
                                                        2003          2002
                                                     ----------    ----------

Net income                                           $    1,029    $      722
Net unrealized losses
 on securities during period                                (97)         (136)
                                                     ----------    ----------
Comprehensive income                                 $      932    $      586
                                                     ==========    ==========

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

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

In accordance with paragraph 9 of FASB Statement No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $2,357,884, the carrying amount as of June 30, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under FASB Statement No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the nine-months ended September 30, 2002 do not reflect amortization in the amount of $71,572 that would have been recorded if FASB Statement No. 147 had not been issued.

Also in accordance with paragraph 9 of FASB Statement No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

The effect of the Company's adoption of SFAS No. 147 was reflected in the financial statements beginning June 30, 2002.

                  Item 2. Management's Discussion and Analysis

Business

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, which has four (4) full service offices including a Trust Department located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut. The Company and the Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and serving customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS
For the three month periods ended March 31, 2003 and 2002

Overview

During the first quarter of 2003, the Company's net income increased $307,000 or 42.5% to $1,029,000 or $.72 per common as compared to net income of $722,000 or $.51 per common for the three months ended March 31, 2002. The improvement in net income is the result of a combination of growth in earning assets primarily involving available-for-sale securities funded by the Federal Home Loan Bank of Boston, that has produced an increase in total net interest and dividend income. The improvement in earnings was the result of reductions in interest expense, as well as an increase in other noninterest income.

Total assets at March 31, 2003 were $311,043,000 compared to $293,107,000 at December 31, 2002. This represents an increase of $17,936,000 or 6.1%. This increase is primarily the result of a strategy to increase interest income. Such strategy involved funding advances from the Federal Home Loan Bank of Boston. These funds were invested in securities yielding a rate larger than the borrowing rate, resulting in an increase in interest income. The securities portfolio including Federal Home Loan Bank stock totaled $154,810,000 at March 31, 2003 and compares to a total portfolio of $138,435,000 at December 31, 2002 This increase of $16,375,000 or 11.8% is a reflection of the above mentioned strategy to increase interest income. Loan demand increased slightly during the first quarter of 2003 and as a result, total loans increased to $139,980,000. This is an increase of $4,348,000 or 3.2% when comparing total loans of $135,632,000 at December 31, 2002. The Bank constantly monitors the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Nonperforming loans totaled $1,112,000 at March 31, 2003. This compares to total nonperforming loans of $1,400,000 at December 31, 2002 and represents a decrease of $288,000 or 20.6%. The Company has one asset classified as Other Real Estate Owned. The carrying value of that asset is $75,000. Deposits at March 31, 2003 totaled $208,732,000 and represents a slight decrease when comparing total deposits of $ 211,037,000 at December 31, 2002. This decrease of 2,305,000 or 1.1% represents the traditional seasonal cash flows of the Company's deposit customers. Federal Home Loan Bank advances increased during the first quarter of 2003 and totaled $71,631,000. This compares to total advances of $51,891,000 at December 31, 2002. This increase of 38% is attributed to the strategy mentioned previously that was implemented to increase interest income.

As a result of the Company's financial performance, the Board of Directors declared a first quarter cash dividend of $.23 per common share. This compares to a cash dividend of $.22 per common share that was that was paid for the first quarter of 2002. The dividend was paid on April 25, 2003 to shareholders of record as of March 31, 2003. This represents a dividend payout ratio of approximately 32%. The Company's risk based capital ratios at March 31, 2003, which include the risk weighted assets and capital of the Salisbury Bank and Trust Company, were 15.24% for tier 1 capital and 16.33% for total risk based capital. The Company's leverage ratio was 7.64% at March 31, 2003.

                        THREE MONTHS ENDED MARCH 31, 2003
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Interest Income

The Company's earnings are primarily dependent upon net interest income and noninterest income from its community banking operations with net interest income being the largest component of the Company's revenue. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Non interest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains taken on the sale of available-for-sale securities. For the following discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended March 31                             2003      2002      2001
                                                        ----      ----      ----

Interest and Dividend Income                          $4,050    $4,061    $4,299
(financial statements)
Tax Equivalent Adjustment                                261       224        93
                                                      ------    ------    ------
     Total interest income (on an FTE basis)           4,311     4,285     4,392
Interest Expense                                       1,526     1,798     2,204
                                                      ------    ------    ------
Net Interest and Dividend Income-FTE                  $2,785    $2,487    $2,188
                                                      ======    ======    ======

Competition and an economic environment of generally lower interest rates continue to pressure interest margins. Interest and dividend income on an FTE basis for the three months ended March 31, 2003, totaled $4,311,000 as compared to $4,285,000 for the same time period in 2002. A continuing change in the mix of earning assets which reflects an increase in tax exempt securities has resulted in a significant increase in the tax equivalent adjustment to $261,000 for the three months ended March 31, 2003 as compared to $224,000 for the corresponding period in 2002. This represents an increase of $37,000 or 16.5% when comparing the first quarter of 2003 to the same quarter in 2002.

Interest expense on deposits for the first three months of 2003 decreased $301,000 or 27.7% and totaled $787,000. This compares to $1,088,000 for the corresponding period in 2002. Although deposits decreased, generally lower interest rates resulted in the decrease in interest expense. Federal Home Loan Bank advances have increased resulting in an increase in interest expense of $29,000 or 4.1% to $739,000 for the first quarter of 2003. Interest expense for the corresponding period in 2002 totaled $710,000. Total interest expense for the three month period ended March 31, 2003 was $1,526,000. This compares to total interest for the same period in 2002 of $1,798,000. The decrease is $272,000 or 15.1%.

Overall, net interest and dividend income (on an FTE basis) increased $298,000 or 12.0% and totaled $2,785,000 at March 31, 2003.This compared to net interest and dividend income on an FTE basis of $2,487,000 for the same period in 2002.

Noninterest Income

Noninterest income totaled $982,000 for the quarter ended March 31, 2003. This compares to $564,000 for the corresponding period in 2002. The increase of $418,000 or 74.1% is primarily attributable to an increase in gains on sales of available-for-sale securities that totaled $337,000 for the first quarter of 2003 as compared to $15,000 for the same period in 2002. As mentioned previously, loan demand increased during the first quarter and movements in the markets presented opportunities to realize gains on sales of securities in order to fund the increase in loan demand. Trust Department income increased $37,000 or 14.6% to $290,000. This compares to income totaling $253,000 for the first quarter of 2002. This increase is primarily the result of increased business resulting from new business development. Service charges on deposit accounts have increased to $133,000 from $114,000 respectively from last year. This is primarily the result of an increase in deposit account transactions. Other income increased $74,000 or 58.7% and totaled $200,000 at March 31, 2003. This compares to other income totaling $126,000 at March 31, 2002. This increase is primarily attributable to an increase in fees resulting from mortgage refinancing activity.

Noninterest Expense

Noninterest expenses increased $227,000 or 12.5% to $2,042,000 for the quarter ended March 31, 2003 as compared to $1,815,000 for the corresponding period in 2002. Salaries and employee benefits totaled $1,173,000 for the quarter ended March 31, 2003 compared to $1,052,000 for the same period in 2002. This is an increase of $121,000 or 11.5% and is primarily due to an increase in staff along with annual salary increases and the increase in the cost of employee benefits. Occupancy and equipment expenses totaled $211,000 for the first quarter of 2003 and compares to total occupancy and equipment expenses of $196,000 for the same period in 2002. The increase of $15,000 or 7.7% is primarily the result of expenses related to additional costs of winter maintenance. Data processing expense increased to $153,000 for the quarter ended March 31, 2003. This is an increase of $19,000 or 14.2% when comparing the first quarter expense of $134,000 in 2002. This is primarily the result of enhancements to our delivery channels to our customers. Other operating expenses totaled $505,000 for the first quarter of 2003. This compares to expenses of $433,000 for the same period in 2002. This increase of 16.6% or $72,000 reflects the effects that business growth is having on normal operating expenses and increased professional expenses in responding to the requirements of the Sarbanes-Oxley Act of 2002 and other requirements to which the Company is now subject.

Income Taxes

The income tax provision for the first three months of 2003 totaled $398,000 in comparison to $253,000 for the same period in 2002. The increase reflects an increase in taxable income.

Net Income

Overall, net income totaled $1,029,000 for the three months ended March 31, 2003. This compares to net income of $722,000 for the same period in 2002. This is an increase of $307,000 or 42.5% and represents earnings of $.72 per share. This compares to earnings per share of $.51 for the same period in 2002. The improvement in net income is primarily a reflection of an increase in interest earning assets, a reduction in interest expense and an increase in noninterest income.

FINANCIAL CONDITION

Total assets at March 31, 2003 were $311,043,000, compared to $293,107,000 at December 31, 2002, an increase of $17,936,000 or 6.1%. This increase was primarily due to additional advances taken from the Federal Home Loan Bank as part of a strategy to increase interest income.

Securities

During the period ended March 31, 2003, the securities portfolio, including Federal Home Loan Bank stock increased $16,375,000 or 11.8% to $154,810,000 from $138,435,000 at December 31, 2002. The increase is a reflection of the strategy to increase interest income as the advances from the Federal Home Loan Bank were used to purchase securities.

The composition of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage backed securities and securities issued by states of the United States and political subdivisions of the states. At March 31, 2003, securities totaling $154,491,000 were classified as available-for-sale and securities totaling $319,000 were classified as held-to-maturity.

Securities are classified in the portfolio as either Securities-Available-for Sale or Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At March 31, 2003, the unrealized gain net of tax was $1,637,000. This compares to an unrealized gain net of tax of $1,734,000 at December 31, 2002. The securities reported as securities-held-to-maturity are stated at amortized cost.

Lending

New business development during the first quarter of 2003 coupled with a small increase in loan demand resulted in an increase in loans receivable, net of allowance for loan losses of $4,348,000 or 3.2% to $139,980,000. Competition for loans, including residential mortgage loans, remains very aggressive in the market area of the Company. The following table represents the composition of the loan portfolio comparing March 31, 2003 to December 31, 2002:

                                                    March 31, 2003    December 31, 2002
                                                    --------------    -----------------
                                                           (amounts in thousands)
Commercial, financial and agricultural                 $  10,642          $  10,127
Real Estate-construction and land development              6,508              6,027
Real Estate-residential                                   98,101             93,636
Real Estate-commercial                                    18,459             18,002
Consumer                                                   7,624              9,002
Other                                                        126                291
                                                       ---------          ---------
                                                         141,460            137,090
Allowance for loan losses                                 (1,480)            (1,458)
                                                       ---------          ---------
Loans Outstanding                                      $ 139,980          $ 135,632
                                                       =========          =========

Provisions and Allowance for Loan Losses

Total loans at March 31, 2003 were $139,980,000, which compares to total loans of $135,632,000 at December 31, 2002. This is an increase of $4,348,000 or 3.2%.
At March 31, 2003 approximately 87% of the Bank's loan portfolio was related to real estate products and although the portfolio increased during the first quarter of 2003, the concentration remained consistent as approximately 86% of the portfolio was related to real estate at December 31, 2002. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three month period ended March 31, 2003 was $37,000, the same as the corresponding period in 2002.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2003. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the three month period ended March 31, 2003.

At March 31, 2003 the allowance for loan losses totaled $1,480,000, representing 133.09% of nonperforming loans, which totaled $1,112,000, and 1.05% of total loans of $141,460,000. This compares to $1,458,000 representing 104.14% of nonperforming loans, which totaled $1,400,000 and 1.06% of total loans of $137,090,000 at December 31, 2002. No loans were charged off during the three month period ended March 31, 2003 as compared to $32,000 during the same period in 2002. A total of $3,000 of previously charged off loans was recovered during the three month period ended March 31, 2003. Recoveries for the same period in 2002 totaled $4,000. When comparing the two years, recoveries exceeded charged off loans for the first quarter of 2003 by $3,000 and during the year 2002 net charge-offs exceeded recoveries by $28,000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at March 31, 2003 and December 31, 2002

                                                    March 31, 2003    December 31, 2002
                                                    --------------    -----------------
                                                           (amounts in thousands)

Demand                                                 $ 37,098           $ 38,930
NOW                                                      17,006             18,274
Money Market                                             39,099             42,148
Savings                                                  45,222             42,161
Time                                                     70,307             69,524
                                                       --------           --------
Total Deposits                                         $208,732           $211,037
                                                       ========           ========

Total deposits, which constitute the principal funding source of the Company's assets, have remained consistent during the first quarter of 2003 when compared to year end 2002. The slight decrease represents the traditional seasonal cash flows of the Company's deposit customers.

Borrowings

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At March 31, 2003, the Company had $71,631,000 in outstanding advances from the Federal Home Loan Bank compared to $51,891,000 at December 31, 2002. Management expects that in the current interest rate environment and absent a dramatic increase in loan demand, it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2003, the Company was slightly asset sensitive (positive gap). This would suggest, that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at March 31, 2003 is within the limits approved by the Board of Directors.

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

At March 31, 2003 the Company had approximately $32,848,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital

At March 31, 2003, the Company had $27,949,000 in shareholder equity compared to $27,345,000 at December 31, 2002. This represents an increase of $604,000 or 2.2%. Several components contributed to the change since December 2002. Earnings for the three month period ended March 31, 2003 totaled $1,029,000. Market conditions have resulted in a reduced value to unrealized comprehensive income of $97,000. The Company also declared a first quarter dividend resulting in a decrease in capital of $327,000. Under current regulatory definitions the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At March 31, 2003, the Company had a risk-based capital ratio of 16.33% compared to 17.21% at December 31, 2002. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

Impact of Inflation and Changing Prices

The Company's consolidated financial statements are prepared in conformity with GAAP which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation; although they do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

Forward Looking Statements

This Form 10-Q and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and the Bank, may include forward-looking statements relating to such matters as:

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The main components of market risk for the Company are equity price risk, interest rate risk and liquidity risk. The Company's stock is traded on the American Stock Exchange and as a result, the value of its common stock may change with market movements. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 2002.

                         Item 4. Controls and Procedures

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

            11.   Computation of Earnings per Share

            99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K:

      The Company filed a Form 8-K on March 4, 2003 to report that the Company's Board of Directors declared a quarterly cash dividend of $.23 per share to be paid on April 25, 2003 to shareholders of record as of March 31, 2003.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Salisbury Bancorp, Inc.

Date: May 12, 2003                    by: /s/ John F. Perotti
                                         ----------------------------------
                                          John F. Perotti
                                          President/Chief Executive Officer

Date: May 12, 2003                    by: /s/ John F. Foley
                                         ----------------------------------
                                          John F. Foley
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, John F. Perotti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salisbury Bancorp, Inc.;

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

Date: May 12, 2003

By: /s/ John F. Perotti
    -------------------
President and CEO

                                 CERTIFICATIONS

I, John F. Foley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salisbury Bancorp, Inc.;

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

Date: May 12, 2003

By:   /s/ John F. Foley
      -----------------------
      Chief Financial Officer