Form 10-Q
period 2003-06-30
SALISBURY BANCORP INC
filed 2003-08-11
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                         Commission file number 1-14854

                             Salisbury Bancorp, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Connecticut                                           06-1514263
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

 5 Bissell Street Lakeville Connecticut                            06039
(Address of principal executive offices)                         (Zip Code)

Registrants Telephone Number, Including Area Code (860) 435-9801


        ---------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 20, 2003

                                    1,424,078

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Financial Statements:

         Condensed Consolidated Balance Sheets -June 30, 2003 (unaudited)
             and December 31, 2002                                             4
         Condensed Consolidated Statements of Income -three and six months
             ended June 30, 2003 and 2002 (unaudited)                          5
         Condensed Consolidated Statements of Cash Flows -six months ended
             June 30, 2003 and 2002 (unaudited)                                6

         Notes to Consolidated Interim Financial Statements                    8

Item 2.  Managements Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           19

Item 4.  Controls and Procedures                                              19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities and Use of Proceeds                            20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                    23

                          Part I--FINANCIAL INFORMATION
                     Item 1. Condensed Financial Statements

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          2003         2002
                                                                          ----         ----
                                                                       (unaudited)
ASSETS
Cash & due from banks                                                   $  7,604     $  7,885
Interest bearing demand deposits with other banks                          1,030          448
Money market mutual funds                                                    507          537
Federal funds sold                                                             0        1,750
                                                                        --------     --------
         Cash and cash equivalents                                         9,141       10,620
Investment in available-for-sale securities (at fair value)              141,592      135,169
Investments in held to maturity securities (fair values of $326,000
    as of June 30, 2003 and $326,000 as of December 31, 2002)                315          321
Federal Home Loan Bank stock, at cost                                      3,753        2,945
Loans, less allowance for loan losses of $1,516,000 and $1,458,000
   as of June 30, 2003 and December 31, 2002, respectively               141,732      135,632
Investment in real estate                                                     75           75
Premises and equipment                                                     2,838        2,805
Other real estate owned                                                       75           75
Goodwill                                                                   2,358        2,358
Core deposit intangible                                                      766          800
Accrued interest receivable                                                1,861        1,934
Other assets                                                                 604          373
                                                                        --------     --------
Total Assets                                                            $305,110     $293,107
                                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                               $ 40,055     $ 38,930
      Interest-bearing                                                   171,143      172,107
                                                                        --------     --------
         Total Deposits                                                  211,198      211,037
Federal Home Loan Bank advances                                           61,368       51,891
Other liabilities                                                          3,049        2,834
                                                                        --------     --------
         Total Liabilities                                               275,615      265,762
                                                                        --------     --------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized
      3,000,000 shares; issued and outstanding shares,
      1,424,078 at June 30, 2003 and 1,423,238 at December 31, 2002          142          142
   Paid-in capital                                                         2,327        2,304
   Retained earnings                                                      24,540       23,165
   Accumulated other comprehensive income                                  2,486        1,734
                                                                        --------     --------
         Total Shareholders' Equity                                       29,495       27,345
                                                                        --------     --------
Total Liabilities and Shareholders' Equity                              $305,110     $293,107
                                                                        ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             June 30, 2003 and 2002
                                   (unaudited)

                                                           Six Months Ended  Three Months Ended
                                                                June 30           June 30
                                                             2003     2002     2003     2002
                                                            ------   ------   ------   ------
Interest and dividend income:
   Interest and fees on loans                               $4,632   $5,007   $2,345   $2,438
   Interest and dividends on securities:
   Taxable                                                   2,280    2,008    1,056    1,028
   Tax-exempt                                                1,025      965      519      531
   Dividends on equity securities                               54       72       28       37
   Other interest                                               14       72        7       29
                                                            ------   ------   ------   ------
         Total interest and dividend income                  8,005    8,124    3,955    4,063
                                                            ------   ------   ------   ------
 Interest expense:
   Interest on deposits                                      1,527    2,138      740    1,050
   Interest on Federal Home Loan Bank advances               1,460    1,423      721      713
                                                            ------   ------   ------   ------
         Total interest expense                              2,987    3,561    1,461    1,763
                                                            ------   ------   ------   ------
         Net interest and dividend income                    5,018    4,563    2,494    2,300
Provision for loan losses                                       75       75       38       38
                                                            ------   ------   ------   ------
         Net interest and dividend income after provision
            for loan losses                                  4,943    4,488    2,456    2,262
                                                            ------   ------   ------   ------
Other income:
   Trust department income                                     562      511      272      258
   Service charges on deposit accounts                         269      235      136      121
   Gain on sales of available-for-sale securities, net         555      206      218      191
   Gain on sale of loans held-for-sale                          49      134       27       78
   Other income                                                427      260      227      134
                                                            ------   ------   ------   ------
         Total other income                                  1,862    1,346      880      782
                                                            ------   ------   ------   ------
Other expense:
   Salaries and employee benefits                            2,265    2,112    1,092    1,060
   Occupancy expense                                           182      148       87       75
   Equipment expense                                           241      241      125      117
   Data processing                                             272      253      119      120
   Insurance                                                    51       50       24       25
   Printing and stationery                                      89       99       55       58
   Legal expense                                                71       24       34       17
  Amortization of core deposit intangible                       34       34       16       17
  Other expense                                                795      791      406      472
                                                            ------   ------   ------   ------
         Total other expense                                 4,000    3,752    1,958    1,961
                                                            ------   ------   ------   ------
         Income before income taxes                          2,805    2,082    1,378    1,083
Income taxes                                                   775      581      377      319
                                                            ------   ------   ------   ------
         Net income                                         $2,030   $1,501   $1,001   $  764
                                                            ======   ======   ======   ======

Earnings per common share                                   $ 1.43   $ 1.05   $  .70   $  .54
                                                            ======   ======   ======   ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                     Six months ended June 30, 2003 and 2002
                                   (unaudited)

                                                                       2003        2002
                                                                       ----        ----
Cash flows from operating activities:
   Net income                                                       $  2,030    $  1,472
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                    188         331
         Gain/loss on sales of available-for-sale securities, net        555        (206)
         Provision for loan losses                                        75          75
         Depreciation and amortization                                   158         118
         Amortization of core deposit intangible                          34          82
         Accretion of fair value adjustment on deposits                  (11)        (80)
         Increase/decrease in interest receivable                         73        (163)
         Deferred tax benefit                                            (32)
         Increase in prepaid expenses                                   (150)        (63)
         (Increase)decrease in other assets                              (86)         22
         Increase(decrease) in taxes payable                             164         (45)
         Decrease in accrued expenses                                   (306)       (115)
         Decrease in interest payable                                    (72)        (25)
         Increase in other liabilities                                    29          20
                                                                    --------    --------

Net cash provided by operating activities                              2,649       1,423
                                                                    --------    --------
Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                              (808)          0
  Purchases of available-for-sale securities                         (41,693)    (53,960)
  Proceeds from sales of available-for-sale securities                19,359      24,381
  Proceeds from maturities of available-for-sale securities           16,399       9,733
  Proceeds from maturities of held-to-maturity securities                  6          65
  Net increase decrease  in loans                                     (6,191)      5,452
  Recoveries of loans previously charged-off                              15           8
  Capital expenditures                                                  (248)       (164)
                                                                    --------    --------

Net cash used in investing activities                                (13,161)    (14,485)
                                                                    --------    --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                     Six months ended June 30, 2003 and 2002
                                   (unaudited)
                                   (continued)

                                                                   2003        2002
                                                                   ----        ----
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                            2,450       6,412
   Net decrease in time deposits                                  (2,279)     (1,915)
   Advances from Federal Home Loan Bank                           20,000           0
   Principal payments on advances from Federal Home Loan Bank    (10,522)       (607)
   Dividends paid                                                   (616)       (612)
   Net repurchase of common stock                                      0          22
                                                                --------    --------

   Net cash provided by financing activities                       9,033       3,300
                                                                --------    --------

Net increase in cash and cash equivalents                         (1,479)     (9,762)
Cash and cash equivalents at beginning of year                    10,620      26,210
                                                                --------    --------
Cash and cash equivalents at end of period                      $  9,141    $ 16,448
                                                                ========    ========

Supplemental disclosures:
   Interest paid                                                $  3,059    $  3,586
   Income taxes paid                                                 643         596

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Banks subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

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

Comprehensive Income

                                      Six months ended        Three months ended
                                          June 30                  June 30
                                      2003       2002          2003       2002
                                      ----       ----          ----       ----

Net income                           $2,030     $1,501        $1,001     $  764
Net unrealized losses
 on securities during period            752      1,095           849      1,231
                                     ------     ------        ------     ------
Comprehensive income                 $2,782     $2,596        $1,850     $1,995
                                     ======     ======        ======     ======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method
- the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The impact of adopting this Statement on the consolidated financial statements was not material.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, was January 1, 2002. The impact of adopting this Statement on the consolidated financial statements was not material.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No.
9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition was on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer -relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $2,357,884, the carrying amount as of June 30, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $95,429 that would have been recorded if SFAS No. 147 had not been issued. In accordance with SFAS No. 147, the Company tested its reclassified goodwill for impairments as of December 31, 2002. The Company determined that its reclassified goodwill as of that date was not impaired.

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

                  Item 2. Management's Discussion and Analysis

Business

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, which is a Connecticut chartered commercial bank with a trust department, operating four (4) full service offices located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut. The Company and Bank serve customers and communities in northwestern Connecticut and proximate areas in New York State and Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

For the six month period ended June 30, 2003 and 2002

Overview

The Company's net income for the six months ended June 30, 2003 was $2,030,000 as compared to $1,501,000 for the same period ended June 30, 2002. This represents an increase of $529,000 or 35.24%. Earnings per share increased 36.2% for the first six months of 2003 and amounted to $1.43 per share as compared to $1.05 earnings per share for the same period a year ago. The improvement in net income is the result of an increase in net interest and dividend income, reductions in interest expense as well as an increase in other noninterest income.

The Company's total assets at June 30, 2003 totaled $305,110,000 and represents growth of $12,003,000 or 4.1% since December 31, 2002 when assets totaled $293,107,000. This increase is primarily the result of a strategy to increase interest income. This strategy involved funding advances from the Federal Home Loan Bank of Boston. These funds were invested in securities yielding a rate greater than the borrowing rate, resulting in an increase in net interest income. The securities portfolio including Federal Home Loan Bank stock totaled $145,660,000 at June 30, 2003 and compares to a total portfolio of $138,435,000 at December 31, 2002. This increase is a reflection of the above mentioned strategy to increase interest income. Loan demand continued to increase slightly during the second quarter and net loans totaled $141,732,000 at June 30, 2003. The represents an increase of $6,100,000 or 4.5% when comparing total net loans of $135,632,000 at December 31, 2002. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. During the first six months of 2003, non-performing loans increased $19,000 to $1,419,000. This compares to total non-performing loans of $1,400,000 at December 31, 2002. The Company has one asset classified as Other Real Estate Owned. The carrying value of that asset is $75,000. Deposits at June 30, 2003 totaled $211,198,000 and represents a slight increase when comparing total deposits of $211,037,000 at December 31, 2002. Federal Home Loan Bank advances increased during the first six months of 2003 and totaled $61,368,000 at June 30, 2003. This compares to total advances of $51,891,000 at December 31,2002. This increase of 18.3% is attributed to the strategy mentioned previously that was implemented to increase interest income.

As a result of the Company's second quarter financial performance, the Board of Directors declared a second quarter cash dividend of $.23 per common share. This compares to a cash dividend of $.22 per common share that was paid for the second quarter of 2002. This dividend was paid July 25, 2003 to shareholders of record as of June 30, 2003. Year-to-date dividends for the first six months of 2003 total $.46 per common share. This compares to total dividends of $.44 per common share for the same period in 2002. The dividend payout ratio for the first six months of 2003 is approximately 32%. The Company's risk based capital ratios at June 30, 2003, which include the risk weighted assets and capital of the Bank were 15.81% for tier 1 capital and 16.91% for total risk based capital. The Company's leverage ratio was 7.79% at June 30, 2003.

                          SIX MONTHS ENDED JUNE 30,2003
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Interest Income

The Company's earnings are primarily dependent upon net interest and dividend income and non interest income from its community banking operations with net interest income being the largest component of the Company's revenue. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains taken on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Six months ended June 30                               2003      2002      2001

Interest and Dividend Income                          $8,005    $8,124    $8,514
(financial statements)
Tax Equivalent Adjustment                                528       497       223
                                                      ------    ------    ------
     Total interest income (on an FTE basis)           8,533     8,621     8,737
Interest Expense                                       2,987     3,561     4,280
                                                      ------    ------    ------
Net Interest and Dividend Income-FTE                  $5,546    $5,060    $4,457
                                                      ======    ======    ======

Interest and dividend income on an FTE basis for the six months ended June 30, 2003 totaled $8,533,000 as compared to $8,621,000 for the same period in 2002. This is a decrease of $88,000 or approximately 1%. Although there is an increase in earning assets, this decrease in interest and dividend income is primarily the result of an economic environment of generally lower interest rates that continue to pressure interest margins. A continuing change in the mix of earning assets which reflects an increase in tax exempt securities has resulted in an increase in the tax equivalent adjustment to $528,000 for the first six months of 2003 as compared to $497,000 for the same period in 2002. This is an increase of $31,000 or 6.2%.

Interest expense on deposits for the first six months of 2003 totaled $1,527,000 compared to $2,138,000 for the same period in 2002. This represents a decrease of $611,000 or 28.6%. This decrease is primarily the result of an economic environment of lower interest rates. Federal Home Loan Bank advances have increased resulting in an increase in interest expense of $37,000 or 2.6% to $1,460,000 for the first six months of 2003. Interest expense for the corresponding period in 2002 totaled $1,423,000. Total interest expense for the six months ending June 30, 2003 was $2,987,000. This compares to total interest expense for the same period in 2002 of $3,561,000. The decrease is $574,000 or 16.1%.

Overall, net interest and dividend income (on an FTE basis) increased $486,000 or 9.6% to $5,546,000 for the first six months of 2003. This compares to net interest and dividend income (on an FTE basis) of $5,060,000 for the six months ending June 30, 2002.

Noninterest Income

Noninterest income totaled $1,862,000 for the six months ended June 30, 2003 as compared to $1,346,000 for the six months ended June 30, 2002. The increase of $516,000 or 38.3% is primarily the result of an increase in gains on sales of available-for-sale securities that totaled $555,000 for the first six months of 2003 as compared to $206,000 for the corresponding period in 2002. As mentioned previously, loan demand increased during the first six months of 2003 and movements in the markets presented opportunities to realize gains on sales of securities in order to provide funding for the increased loan demand. Trust Department income increased to $562,000 for the first six months of 2003. This compares to income of $511,000 for the corresponding period in 2002 and represents an increase of $51,000 or 9.9%. The increase is primarily attributable to an increase in new business. Service charges on deposit accounts have increased $34,000 or 14.5% to $269,000 for the period ended June 30, 2003. This compares to $235,000 for the same period in 2002 and is primarily the result of an increase in deposit account transactions. Mortgage refinancing continues to be very active as rates remain at all time lows. Competition in the secondary mortgage market remains very aggressive. A change in investors for placing secondary market mortgages has changed how fees are earned. As a result, income from gains on sales of loans decreased to $49,000 for the first six months of 2002 from $134,000 for the same period in 2002, however, other income has increased to $427,000 for the six months ended June 30, 2003 as compared to $260,000 for the same six month period in 2002. This increase of $167,000 or 64.2% is primarily attributable to the increase in fees earned from activity in the secondary mortgage market.

Noninterest Expense

Noninterest expense totaled $4,000,000 for the first six months of 2003 as compared to $3,752,000 for the same period in 2002. This is an increase of $248,000 or 6.6%. Salary and employee benefit expenses increased $153,000 or 7.2%. This is primarily due to an increase in staff along with salary increases and the increase in the cost of employee benefits. Occupancy and equipment expenses increased $34,000 or 8.7% to $423,000 when comparing the first six months of 2003 to the same six months expense of $389,000 in 2002. This is primarily the result of expenses related to additional costs of winter maintenance as well as some one time maintenance expenses on the facilities. Data processing costs increased $19,000 or 7.5% to $272,000 for the first six months of 2003 as compared to $253,000 for the corresponding period in 2002. This is attributable to normal increasing costs related to enhancing the delivery channels of products to our customers. Legal expenses increased to $71,000 at June 30, 2003 and compare to legal expenses of $24,000 at June 30, 2002. Other operating expenses decreased $5,000 to $969,000 at June 30, 2003 from $974,000 at June 30, 2002. This decrease reflects management's continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the first six months of 2003 totaled $775,000 in comparison to $581,000 for the first six months of 2002. The increase reflects an increase in taxable income.

Net Income

Overall, net income totaled $2,030,000 for the six months ended June 30, 2003. This compares to net income of $1,501,000 for the corresponding period in 2002. This is an increase of $529,000 or 35.2% and represents earnings per share of $1.43 per share. This compares to earnings per share of $1.05 for the same period in 2002. The improvement in net income is primarily the result of an increase in net interest and dividend income, reflecting reductions in interest expense as well as an increase in other noninterest income reflecting gains on sales of securities and trust department income.

                        THREE MONTHS ENDED JUNE 30, 2003
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Interest Income

For the following discussion, interest and dividend income is presented on a fully taxable equivalent ("FTE") basis. FTE interest restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended June 30                                    2003         2002
                                                             ------       ------

Interest and Dividend Income                                 $3,955       $4,063
(financial statements)
Tax Equivalent Adjustment                                       267          274
                                                             ------       ------
     Total interest income (on an FTE basis)                  4,222        4,337
Interest Expense                                              1,461        1,763
                                                             ------       ------
Net Interest and Dividend Income-FTE                         $2,761       $2,574
                                                             ======       ======

Total interest and dividend income on an FTE basis equaled $4,222,000 for the three months ended June 30, 2003 as compared to $4,337,000 for the same period in 2002. This is a decrease of $115,000 or 2.7%. The tax equivalent adjustment for 2003 totaled $267,000 and compares to a tax equivalent adjustment of $274,000 representing a decrease of $7,000 or 2.6%. Although there is an increase in earning assets, these decreases are primarily the result of an economic environment of lower interest rates.

Interest expense on deposits decreased $310,000 for the quarter to $740,000, compared to $1,050,000 for the same quarter in 2002. Although deposits have increased slightly, this decrease again is the result of an economy of lower interest rates. Interest expense on Federal Home Loan Bank advances increased $8,000 in 2003 to $721,000. This is primarily attributable to an increase in advances taken during the first quarter of 2003.

As a result, net interest and dividend income (on an FTE basis) for the three months ended June 30, 2003 totaled $2,761,000 as compared to $2,574,000 for the same period in 2002. The increase was $175,000 or 6.8%.

Noninterest Income

Noninterest income totaled $880,000 for the quarter ended June 30, 2003. This compares to $782,000 for the same period in 2002. The increase of $98,000 or 12.5% is primarily the result of an increase in fees resulting from mortgage refinancing activity. Trust Department income increased $14,000 to $272,000 for the second quarter of 2003. This compares to income of $258,000 for the corresponding period in 2002. The increase is a reflection of new business development. Service charges increased $15,000 to $136,000 for the quarter. This compares to service charge income of $121,000 for the second quarter of 2002. The increase is attributable to an increase in deposit account transactions. Gains realized on sales of securities totaled $218,000 for the three months period ended June 30, 2003 as compared to $191,000 for the same period in 2002. This is an increase of $27,000 or 14.1%. Loan demand continued into the second quarter and movements in the markets presented opportunities to realize gains on sales of securities in order to fund the new loans. Other income increased $93,000 or 69.4% and totaled $227,000 for the second quarter of 2003. This compares to other income of $134,000 for the corresponding quarter in 2002. As mentioned previously, mortgage refinancing activity continued to be very active during the quarter which is reflected in this increase. Also mentioned previously, there was a change in secondary mortgage market investors that resulted in a decrease of $51,000 in gains on sales of loan held for sale to $27,000 for the quarter as compared to $78,000 for the period ended June 30, 2002.

Noninterest Expenses

Noninterest expenses totaled $1,958,000 for the three months ended June 30, 2003 and compared to noninterest expenses of $1,961,000 for the same six months period in 2002. This represents a decrease of $3,000. Salaries and benefits increased $32,000 or 3% for the quarter. This is primarily attributable to an increase in the cost of employee benefits. The net decrease in the remaining categories of other expenses reflect management's continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the three months ended June 30, 2003 totaled $377,000 in comparison to an income tax provision of $319,000 for the same period in 2002. The increase is primarily the result of an increase in taxable income.

Net Income

Overall, net income totaled $1,001,000 for the second quarter of 2003 compared to $764,000 for the comparable period of 2002. This is an increase of $237,000 or 31.0% and represents earnings per share of $.70 per share. This compares to earnings per share of $.54 for the same six month period of 2002. This improvement in net income is primarily attributable to an increase in interest earning assets, a reduction in interest expense as well as an increase in other non interest income.

FINANCIAL CONDITION

Total assets at June 30, 2003 were $305,110,000, compared to $293,107,000 at December 31, 2002. This is an increase of $12,003,000 or 4.1%. The increase was primarily due to additional advances taken from the Federal Home Loan Bank as part of a strategy to increase interest income.

Securities

During the six months ended June 30, 2003, the securities portfolio, including Federal Home Loan Bank stock increased $7,225,000 or 5.2% to $145,660,000 from $138,435,000 at December 31, 2002. The increase is a reflection of the strategy to increase interest income as the advances from the Federal Home Loan Bank were used to purchase securities.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage backed securities and securities issued by states of the United States and political subdivisions of the states. At June 30, 2003, securities totaling $145,345,000 were classified as available-for-sale and securities totaling $315,000 were classified as held-to-maturity.

Securities are classified in the portfolio as either Securities-Available-for Sale or Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At June 30, 2003, the unrealized gain net of tax was $2,486,000. This compares to an unrealized gain net of tax of $1,734,000 at December 31, 2002. The securities reported as securities-held-to-maturity are stated at amortized cost.

Lending

New business development during the first quarter of 2003 coupled with a small increase in loan demand resulted in an increase in loans receivable, net of allowance for loan losses of $6,100,000 or 4.5% to $141,732,000. Competition for loans, especially residential mortgage loans, remains very aggressive in the market area of the Company. The following table represents the composition of the loan portfolio comparing June 30, 2003 to December 31, 2002:

                                             June 30, 2003     December 31, 2002
                                             -------------     -----------------
                                                   (amounts in thousands)

Commercial, financial and agricultural         $   9,950           $  10,127
Real Estate-construction and land
     development                                  10,127               6,027
Real Estate-residential                           95,804              93,636
Real Estate-commercial                            19,327              18,002
Consumer                                           7,888               9,007
Other                                                152                 291
                                               ---------           ---------
                                                 143,248             137,090
Allowance for loan losses                         (1,516)             (1,458)
                                               ---------           ---------
Loans Outstanding                              $ 141,732           $ 135,632
                                               =========           =========

Provisions and Allowance for Loan Losses

Total loans at June 30, 2003 were $141,732,000, which compares to total loans of $135,632,000 at December 31, 2002. This is an increase of $6,100,000 or 4.5%. At
June 30, 2003 approximately 88% of the Bank's loan portfolio was related to real estate products and although the portfolio increased during the first quarter of 2003, the concentration remained consistent as approximately 86% of the portfolio was related to real estate at December 31, 2002. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of this risk associated with extending loans the Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months period ended June 30, 2003 was $38,000, the same as the corresponding period in 2002.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2003. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the three months ended June 30, 2003.

At June 30, 2003 the allowance for loan losses totaled $1,516,000, representing 106.84% of nonperforming loans, which totaled $1,419,000, and 1.06% of total loans of $143,248,000. This compares to an allowance for loan losses of $1,458,000 representing 104.14% of nonperforming loans, which totaled $1,400,000 and 1.06% of total loans of $137,090,000 at December 31, 2002. A total of $22,000 loans were charged off by the Bank during the six months ended June 30, 2003. These charged off loans consisted primarily of loans to individuals. This compares to total loans charged of $55,000 for the corresponding period in 2002, which also consisted primarily of loans to individuals. A total of $15,000 of previously charged off loans was recovered during the six month period ended June 30, 2003. Recoveries for the same period in 2002 totaled $8,000. When comparing the two years, loans charged off exceeded recoveries by $7,000 for the first six months of 2003 as compared to $47,000 for the same six month period in 2002. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at June 30, 2003 and December 31, 2002:

                                          June 30, 2003        December 31, 2002
                                          -------------        -----------------
                                                 (amounts in thousands)

Demand                                      $ 40,055                $ 38,930
NOW                                           17,236                  18,274
Money Market                                  37,639                  42,148
Savings                                       49,033                  42,161
Time                                          67,235                  69,524
                                            --------                --------
Total Deposits                              $211,198                $211,037
                                            ========                ========

Total deposits, which constitute the principal funding source of the Company's assets, have remained consistent during the first six months of 2003 when compared to year end 2002.

Borrowings

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At June 30, 2003, the Company had $61,368,000 in outstanding advances from the Federal Home Loan Bank compared to $51,891,000 at December 31, 2002. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2003, the Company was slightly asset sensitive (positive gap). This would suggest that during a period of rising interest rates the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at June 30, 2003 is within the limits approved by the Board of Directors.

Liquidity

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuation in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings.

At June 30, 2003 the Company had approximately $30,082,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital

At June 30, 2003, the Company had $29,495,000 in shareholder equity compared to $27,345,000 at December 31, 2002. This represents an increase of $2,150,000 or 7.9%. Several components contributed to the change since December 2002. Earnings for the six month period ended June 30, 2003 totaled $2,030,000. Market conditions have resulted in an increase in unrealized comprehensive income of $752,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2003, which resulted in an increase in capital of $22,000. The Company also declared two quarterly dividends resulting in a decrease in capital of $670,000. Under current regulatory definitions the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At June 30, 2003, the Company had a risk-based capital ratio of 16.82% compared to 17.21% at December 31, 2002. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

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

Forward Looking Statements

This Form 10-Q and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and the Bank, may include forward-looking statements relating to such matters as:

(a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business; and

(b)   expectations for revenues and earnings for the Company and Bank.

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

                         Item 4. Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of Salisbury Bancorp, Inc. (the "Company"), the holding company for Salisbury Bank and Trust Company (the "Bank") was held on Saturday, April 26, 2003. Shareholders voted on the election of directors and the ratification of the appointment of independent auditors.

      The results of the votes of shareholders regarding each proposal are set forth below:

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

      Each of the three nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve until their term expires or their successors are elected and qualified.

      The vote for electing nominees as directors was as follows:

                                                                     Withholding
                                                      For            Authority

Gordon C. Johnson, DVM     Number of Shares:          1,016,169      17,613
(three (3) year term)      Percentage of
                           Shares Voted:              98.3%          1.7%
                           Percentage of Shares
                           Entitled to Vote:          71.4%          1.2%

                                                                     Withholding
                                                      For            Authority

Holly J. Nelson            Number of Shares:          1,029,870      3,912
(three (3) year term)      Percentage of
                           Shares Voted:              99.6%          .4%
                           Percentage of Shares
                           Entitled to Vote:          72.4%          .2%

                                                                     Withholding
                                                      For            Authority

Walter C. Shannon, Jr.     Number of Shares:          1,029,480      4,302
(three (3) year term)      Percentage of
                           Shares Voted:              99.6%          .4%
                           Percentage of Shares
                           Entitled to Vote:          72.3%          .3%

The three (3) individuals elected at the 2003 Annual Meeting along with the following individuals whose terms did not expire at such meeting constitute the Board of Directors of the Company:

      John R. H. Blum
      Louise F. Brown
      Nancy F. Humphreys
      John F. Perotti
      Michael A. Varet

                                   PROPOSAL 2
             RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

      The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2003 was approved because the votes for such appointment exceeded the votes against such appointment.

            The vote to ratify the appointment by the Board of Directors of Shatswell, MacLeod & Company, P.C. as independent auditors for the year ending December 31, 2003 was as follows:

                                           For            Against        Abstain

         Number of Votes:                  1,030,444      3,096          242
         Percentage of Shares Voted:       99.7%          .3%            .0%
         Percentage of Shares
         Entitled to Vote:                 72.4%          .2%            .0%

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

      a.    Exhibits -

            11    Computation of Earnings per Share.

            31.1  - Rule 13a-14(a)/15d-14(a) Certification.

            31.2  - Rule 13a-14(a)/15d-14(a) Certification.

            32    - Section 1350 Certifications.

      b.    Reports on Form 8-K:

      1. The Company filed a Form 8-K on April 25, 2003 to report that the Company had issued a press release announcing earnings for the first quarter of 2003.

      2. The Company filed a Form 8-K on April 29, 2003 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Saturday, April 26, 2003.

      3. The Company filed a Form 8-K on May 23, 2003 to report that the Company's Board of Directors declared a quarterly cash dividend of $.23 per share to be paid on July 25, 2003 to shareholders of record as of June 30, 2003.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Salisbury Bancorp, Inc.


Date: August 8, 2003                       by: /s/ John F. Perotti
                                               -------------------
                                               John F. Perotti
                                               President/Chief Executive Officer


Date: August 8, 2003                       by: /s/ John F. Foley
                                               -----------------
                                               John F. Foley
                                               Chief Financial Officer