Form 10-Q
period 2003-09-30
SALISBURY BANCORP INC
filed 2003-11-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is an accelerated filer. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003

                                    1,424,078

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                               Page

Item 1.  Condensed Financial Statements:                                       3

         Condensed Consolidated Balance Sheets - September 30, 2003
                (unaudited) and December 31, 2002                              4
         Condensed Consolidated Statements of Income - three and nine
                months ended September 30, 2003 and 2002  (unaudited)          5
         Condensed Consolidated Statements of Cash Flows - nine months
                ended September 30, 2003 and 2002 (unaudited)                  6

         Notes to Consolidated Interim Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           18

Item 4.  Controls and Procedures                                              18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities and Use of Proceeds                            19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    19

                          Part I--FINANCIAL INFORMATION
                     Item 1. Condensed Financial Statements

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            2003           2002
                                                                            ----           ----
                                                                         (unaudited)
ASSETS
Cash & due from banks                                                     $  7,824       $  7,885
Interest bearing demand deposits with other banks                            1,361            448
Money market mutual funds                                                      380            537
Federal funds sold                                                               0          1,750
                                                                          --------       --------
         Cash and cash equivalents                                           9,565         10,620
Investment in available-for-sale securities (at fair value)                137,699        135,169
Investments in held to maturity securities (fair values of $232,000 as
    of Sept. 30, 2003 and $326,000 as of December 31, 2002)                    232            321
Federal Home Loan Bank stock, at cost                                        3,771          2,945
Loans, less allowance for loan losses of $1,436,000 and $1,458,000
   as of Sept. 30, 2003 and December 31, 2002, respectively                144,728        135,632
Investment in real estate                                                       75             75
Premises and equipment                                                       2,896          2,805
Other real estate owned                                                         86             75
Goodwill                                                                     2,358          2,358
Core deposit intangible                                                        749            800
Accrued interest receivable                                                  1,808          1,934
Due from broker                                                                964              0
Cash surrender value of life insurance                                       3,114            104
Other assets                                                                   625            269
                                                                          --------       --------
Total Assets                                                              $308,670       $293,107
                                                                          ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                 $ 38,934       $ 38,930
      Interest-bearing                                                     172,211        172,107
                                                                          --------       --------
                  Total Deposits                                           211,145        211,037
Federal Home Loan Bank advances                                             67,460         51,891
Other liabilities                                                            1,873          2,834
                                                                          --------       --------
         Total Liabilities                                                 280,478        265,762
                                                                          --------       --------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
      issued and outstanding shares, 1,424,078 at September 30, 2003           142            142
      and 1,423,238 at December 31, 2002
   Paid-in capital                                                           2,327          2,304
   Retained earnings                                                        25,228         23,165
   Accumulated other comprehensive income                                      495          1,734
                                                                          --------       --------
         Total Shareholders' Equity                                         28,192         27,345
                                                                          --------       --------
Total Liabilities and Shareholders' Equity                                $308,670       $293,107
                                                                          ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                           September 30, 2003 and 2002
                                   (unaudited)

                                                            Nine Months Ended   Three Months Ended
                                                              September 30        September 30
                                                             2003       2002     2003       2002
                                                             ----       ----     ----       ----
Interest and dividend income:
   Interest and fees on loans                               $ 6,947   $ 7,373   $ 2,315   $ 2,366
   Interest and dividends on securities:
   Taxable                                                    3,239     3,065       959     1,057
   Tax-exempt                                                 1,555     1,488       530       523
   Dividends on equity securities                                83       144        29        72
   Other interest                                                30       102        16        30
                                                            -------   -------   -------   -------
         Total interest and dividend income                  11,854    12,172     3,849     4,048
                                                            -------             -------   -------
 Interest expense:
   Interest on deposits                                       2,211     3,145       684     1,007
   Interest on Federal Home Loan Bank advances                2,092     2,143       632       720
                                                            -------   -------   -------   -------
         Total interest expense                               4,303     5,288     1,316     1,727
                                                            -------   -------   -------   -------
         Net interest and dividend income                     7,551     6,884     2,533     2,321
Provision for loan losses                                       113       112        38        37
                                                            -------   -------   -------   -------
         Net interest and dividend income after provision
               for loan losses                                7,438     6,772     2,495     2,284
                                                            -------   -------   -------   -------
Other income:
   Trust department income                                      862       767       300       256
   Service charges on deposit accounts                          403       352       134       117
   Gain on sales of available-for-sale securities, net          767       465       212       259
   Gain on sale of loans held-for-sale                          146       174        97        40
   Other income                                                 639       490       212       230
                                                            -------   -------   -------   -------
         Total other income                                   2,817     2,248       955       902
                                                            -------   -------   -------   -------
Other expense:
   Salaries and employee benefits                             3,461     3,168     1,196     1,056
   Occupancy expense                                            266       225        84        77
   Equipment expense                                            420       361       179       120
   Data processing                                              419       382       147       129
   Insurance                                                     77        82        26        32
   Printing and stationery                                      129       138        40        41
   Legal expense                                                 88        42        17        25
  Amortization of core deposit intangible                        51        51        17        17
  Other expense                                               1,163     1,182       368       383
                                                            -------   -------   -------   -------
         Total other expense                                  6,074     5,631     2,074     1,880
                                                            -------   -------   -------   -------
         Income before income taxes                           4,181     3,389     1,376     1,306
Income taxes                                                  1,136       909       361       328
                                                            -------   -------   -------   -------
         Net income                                         $ 3,045   $ 2,480   $ 1,015   $   978
                                                            =======   =======   =======   =======
Earnings per common share                                   $  2.14   $  1.74   $   .71   $    69
                                                            =======   =======   =======   =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                  Nine months ended September 30, 2003 and 2002
                                   (unaudited)

                                                                      2003        2002
                                                                      ----        ----
Cash flows from operating activities:
   Net income                                                       $  3,045    $  2,480
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                    300         380
         Gain/loss on sales of available-for-sale securities, net       (767)       (465)
         Provision for loan losses                                       113         112
         Depreciation and amortization                                   300         232
         Amortization of core deposit intangible                          51          52
         Accretion of fair value adjustment on deposits                  (11)        (90)
         (Increase)decrease in interest receivable                       126        (170)
         Increase in prepaid expenses                                   (202)         46
         Increase in cash surrender value of life insurance               (9)        (16)
         (Increase)decrease in other assets                             (109)         30
         Increase in taxes payable                                       137         153
         Decrease in accrued expenses                                   (265)        (67)
         Decrease in interest payable                                    (92)        (28)
         Increase in other liabilities                                    50          10
                                                                    --------    --------

Net cash provided by operating activities                              2,667       2,675
                                                                    --------    --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                              (826)          0
  Purchases of available-for-sale securities                         (63,840)    (88,594)
  Proceeds from sales of available-for-sale securities                32,049      37,174
  Proceeds from maturities of available-for-sale securities           26,734      22,600
  Proceeds from maturities of held-to-maturity securities                 89          68
  Investment in life insurance policies                               (3,000)          0
  Proceeds from redemption of life insurance policies                      0         192
  Loan originations and principal collections, net                    (9,234)      5,657
  Other real estate owned expenditures capitalized                       (11)          0
  Recoveries of loans previously charged-off                              24          14
  Capital expenditures                                                  (437)       (323)
                                                                    --------    --------

Net cash used in investing activities                                (18,452)    (23,212)
                                                                    --------    --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                  Nine months ended September 30, 2003 and 2002
                                   (unaudited)
                                   (continued)

                                                                           2003        2002
                                                                           ----        ----
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                                       893       8,574
   Net decrease in time deposits                                             (774)     (7,087)
   Advances from Federal Home Loan Bank                                    26,325       1,005
   Principal payments on advances from Federal Home Loan Bank (10,756)       (857)
   Dividends paid                                                            (982)       (925)
   Net repurchase of common stock                                              24          22
                                                                         --------    --------

   Net cash provided by financing activities                               14,730         732
                                                                         --------    --------

Net increase in cash and cash equivalents                                  (1,055)    (19,805)
Cash and cash equivalents at beginning of year                             10,620      26,210
                                                                         --------    --------
Cash and cash equivalents at end of period                               $  9,565    $  6,405
                                                                         ========    ========

Supplemental disclosures:
   Interest paid                                                         $  4,395    $  5,316
   Income taxes paid                                                          999         680

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities.

Comprehensive Income
                               Nine months ended              Three months ended
                                  September 30                   September 30
                                2003        2002               2003        2002
                                ----        ----               ----        ----

Net income                     $ 3,045    $ 2,480             $ 1,015    $   978
Net unrealized losses
 on securities during period    (1,239)     2,059              (1,991)       964
                               -------    -------             -------    -------
Comprehensive income (loss)    $ 1,806    $ 4,539             $   976    $ 1,942
                               =======    =======             =======    =======

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

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the Statement, which for most companies, was January 1, 2002. The impact of adopting this Statement on the consolidated financial statements was not material.

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

RESULTS OF OPERATIONS

For the nine month period ended September 30, 2003 and 2002

Overview

The Company's net income for the nine months ended September 30, 2003 was $3,045,000 as compared to $2,480,000 for the same period ended September 30, 2002. This represents an increase of $565,000 or 22.8%. Earnings per share increased 23.0% for the first nine months of 2003 and amounted to $2.14 earnings per share as compared to $1.74 earnings per share for the same period a year ago. The improvement in net income is primarily the result of reductions in interest expense, as well as an increase in other noninterest income.

The Company's assets at September 30, 2003 totaled $308,670,000 and represents growth of $15,563,000 or 5.3% since December 31, 2002 when assets totaled $293,107,000. This increase is primarily the result of a strategy to increase interest income. This strategy involved funding advances from the Federal Home Loan Bank of Boston. These funds were invested in securities yielding a rate greater than the borrowing rate, resulting in an increase in net interest income. The securities portfolio, including Federal Home Loan Bank stock, totaled $141,702,000 at September 30, 2003 and compares to a total portfolio of $138,435,000 at December 31, 2002. This increase is a reflection of the above-mentioned strategy to increase interest income. Loan demand continued to increase slightly during the third quarter, and net loans totaled $144,728,000 at September 30, 2003. The represents an increase of $9,096,000 or 6.7% when comparing total net loans of $135,632,000 at December 31, 2002. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. During the first nine months of 2003, non-performing loans decreased $449,000 to $951,000. This compares to total non-performing loans of $1,400,000 at December 31, 2002. The Company has two assets classified as Other Real Estate Owned. The carrying value of these assets is $161,000. Deposits at September 30, 2003 totaled $211,145,000 which represents a slight increase when comparing total deposits of $211,037,000 at December 31, 2002. Federal Home Loan Bank advances increased during the first nine months of 2003 and totaled $67,460,000 at September 30, 2003. This compares to total advances of $51,891,000 at December 31, 2002. This increase of 30.0% is attributed to the strategy mentioned previously that was implemented to increase interest income.

As a result of the Company's third quarter financial performance, the Board of Directors declared a third quarter cash dividend of $.23 per common share. This compares to a cash dividend of $.22 per common share that was paid for the third quarter of 2002. This dividend was paid October 24, 2003 to shareholders of record as of September 30, 2003. Year-to-date dividends for the first nine months of 2003 total $.69 per common share. This compares to total dividends of $.66 per common share for the same period in 2002. The dividend payout ratio for the first nine months of 2003 is approximately 32%. The Company's risk-based capital ratios at September 30, 2003, which include the risk-weighted assets and capital of the Bank, were 15.31% for tier 1 capital and 16.26% for total risk-based capital. The Company's leverage ratio was 7.83% at September 30, 2003.

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Interest Income

The Company's earnings are primarily dependent upon net interest and dividend income and non interest income from its community banking operations. Interest income is typically the largest component of the Company's revenue. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains taken on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Nine months ended September 30              2003     2002       2001

Interest and Dividend Income              $11,854   $12,172   $12,824
(financial statements)
Tax Equivalent Adjustment                     801       767       354
                                          -------   -------   -------
     Total interest and dividend income    12,655    12,939    13,178
      (on an FTE basis)
Interest Expense                            4,303     5,288     6,334
                                          -------   -------   -------
Net Interest and Dividend Income-FTE      $ 8,352   $ 7,651   $ 6,844
                                          =======   =======   =======

Interest and dividend income on an FTE basis for the nine months ended September 30, 2003 totaled $12,655,000 as compared to $12,939,000 for the same period in 2002. This is a decrease of $284,000 or approximately 2%. Although there is an increase in earning assets, this decrease in interest and dividend income is primarily the result of an economic environment of generally lower interest rates which continues to pressure interest margins. A continuing change in the mix of earning assets which reflects an increase in tax exempt securities has resulted in an increase in the tax equivalent adjustment to $801,000 for the first nine months of 2003 as compared to $767,000 for the same period in 2002. This is an increase of $34,000 or 4.4%.

Interest expense on deposits for the first nine months of 2003 totaled $2,211,000 compared to $3,145,000 for the same period in 2002. This represents a decrease of $934,000 or 29.7%. This decrease is primarily the result of an economic environment of lower interest rates. Federal Home Loan Bank advances have increased. Interest expense on these advances however, decreased $51,000 or 2.4% and totaled $2,092,000 for the nine months ended September 30, 2003. Interest expense for the corresponding period in 2002 totaled $2,143,000. Total interest expense for the nine months ending September 30, 2003 was $4,303,000. This compares to total interest expense for the same period in 2002 of $5,288,000. The decrease is $985,000 or 18.6%.

Overall, net interest and dividend income (on an FTE basis) increased $701,000 or 9.2% to $8,352,000 for the period ended September 30, 2003. This compares to net interest and dividend income (on an FTE basis) of $7,651,000 for the corresponding period in 2002.

Noninterest Income

Noninterest income totaled $2,817,000 for the nine months ended September 30, 2003 as compared to $2,248,000 for the nine months ended September 30, 2002. The increase of $569,000 or 25.3% is primarily the result of an increase in gains on sales of available-for-sale securities that totaled $767,000 for the first nine months of 2003 as compared to $465,000 for the corresponding period in 2002. As mentioned previously, loan demand increased during the first nine months of 2003, and movements in the markets presented opportunities to realize gains on sales of securities in order to provide funding for the increased loan demand. Trust Department income increased to $862,000 for the first nine months of 2003. This compares to income of $767,000 for the corresponding period in

2002 and represents an increase of $95,000 or 12.4%. The increase is primarily attributable to an increase in new business. Service charges on deposit accounts have increased $51,000 or 14.5% to $403,000 for the period ended September 30, 2003. This compares to $352,000 for the same period in 2002 and is primarily the result of an increase in deposit account transactions. Mortgage refinancing continues to be very active as rates remain at all time lows. Competition in the secondary mortgage market remains very aggressive. A change in investors for placing secondary market mortgages has changed how fees are earned. As a result, income from gains on sales of loans decreased to $146,000 for the first nine months of 2003 from $174,000 for the same period in 2002. Other income increased to $639,000 for the nine months ended September 30, 2003, an increase of $149,000 or 30.4% compared to the same period in 2002 and is primarily attributable to the increase in fees earned from activity in the secondary mortgage market.

Noninterest Expense

Noninterest expense totaled $6,074,000 for the first nine months of 2003 as compared to $5,631,000 for the same period in 2002. This is an increase of $443,000 or 7.9%. Salaries and employee benefit expenses increased $293,000 or 9.2%. This is primarily due to an increase in staff along with salary increases and the increase in the cost of employee benefits. Occupancy and equipment expenses increased $100,000 or 17.1% to $686,000 when comparing the first nine months of 2003 to the same nine months expense of $586,000 in 2002. This is primarily the result of expenses related to additional costs of winter maintenance as well as some one time maintenance expenses on the facilities. Data processing costs increased $37,000 or 9.7% to $419,000 for the first nine months of 2003 as compared to $382,000 for the corresponding period in 2002. This is attributable to normal increasing costs related to enhancing the delivery channels of products to our customers. Legal expenses increased to $88,000 at September 30, 2003 and compare to legal expenses of $42,000 at September 30, 2002. Other operating expenses decreased $33,000 to $1,420,000 at September 30, 2003 from $1,453,000 at September 30, 2002. This decrease reflects management's continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the first nine months of 2003 totaled $1,136,000 in comparison to $909,000 for the same nine months period in 2002. This increase reflects an increase in taxable income.

Net Income

Overall, net income totaled $3,045,000 for the nine months ended September 30, 2003. This compares to net income of $2,480,000 for the same period in 2002. This is an increase of $565,000 or 22.8% and represents earnings of $2.14 per share. This compares to earnings per share of $1.74 for the same period in 2002. The improvement in net income is primarily the result of an increase in interest and dividend income, reflecting reductions in interest expense as well as an increase in other noninterest income as previously discussed.

                      THREE MONTHS ENDED SEPTEMBER 30, 2003
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Interest Income

For the following discussion, interest and dividend income is presented on a fully taxable equivalent ("FTE") basis. FTE interest restates reported income on tax-exempt loans and securities as if such interest were taxed at the Company's federal income tax rate of 34% for all periods presented.

(amounts in thousands)                           Three months ended September 30
                                                          2003     2002
                                                          ----     ----
Interest and Dividend Income                             $3,849   $4,048
(financial statements)
Tax Equivalent Adjustment                                   273      269
                                                         ------   ------
     Total interest and dividend income-FTE               4,122    4,317
Interest Expense                                          1,316    1,727
                                                         ------   ------
Net Interest and Dividend Income-FTE                     $2,806   $2,590
                                                         ======   ======

Total interest and dividend income on an FTE basis equaled $4,122,000 for the three months ended September 30, 2003 as compared to $4,317,000 for the same period in 2002. This is a decrease of $195,000 or 4.5%. The tax equivalent adjustment for 2003 totaled $273,000 and compares to a tax equivalent adjustment of $269,000 representing an increase of $4,000 or 1.5%. Although there is an increase in earning assets, the decrease in total interest and dividend income is primarily the result of an economic environment of lower interest rates.

Interest expense on deposits decreased $323,000 for the quarter to $684,000, compared to $1,007,000 for the same quarter in 2002. Although deposits have increased slightly, this decrease again is the result of an economy of lower interest rates. Interest expense on Federal Home Loan Bank advances decreased $88,000 in 2003 to $632,000. This is primarily attributable to lower interest rates.

As a result, net interest and dividend income (on an FTE basis) for the three months ended September 30, 2003 totaled $2,806,000 as compared to $2,590,000 for the same period in 2002. The increase was $216,000 or 8.34%.

Noninterest Income

Noninterest income totaled $955,000 for the quarter ended September 30, 2003. This compares to $902,000 for the same period in 2002. The increase of $53,000 or 5.9% is attributable to increases in gains on sales of loans, as well as Trust Department income, which increased $44,000 to $300,000 for the third quarter of 2003. The increase in trust department income, is primarily a reflection of new business development. Service charges increased $17,000 to $134,000 for the quarter. The increase is attributable to an increase in deposit account transactions. Gains realized on sales of securities totaled $212,000 for the three months period ended September 30, 2003 as compared to $259,000 for the same period in 2002. This is a decrease of $47,000 or 18.2%. Movements in the markets presented fewer opportunities for the Company to enhance the return from the securities portfolio and at the same time produce increases in gains on sale of certain available-for-sale securities. Gains on sales of loans held-for-sale and other income increased $39,000 or 14.4% and totaled $309,000 for the third quarter of 2003. This compares to other income of $270,000 for the corresponding quarter in 2002. This increase is primarily the result of refinancing activity in the secondary mortgage market business.

Noninterest Expenses

Noninterest expenses totaled $2,074,000 for the three months ended September 30, 2003 and compared to noninterest expenses of $1,880,000 for the same three month period in 2002. This represents an increase of $194,000. Salaries and benefits increased $140,000 or 13.26% for the quarter. This is primarily attributable to an increase in staff as well as an increase in the cost of employee benefits. Occupancy and equipment expenses for the three months ended September 30, 2003 totaled $263,000. This increase of $66,000 or 33.5% is a reflection of necessary maintenance that was completed on both facilities and equipment during the quarter. The remaining accounts which comprise other expenses totaled $615,000 for the third quarter of 2003. This decrease of $12,000 reflects management's continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the three months ended September 30, 2003 totaled $361,000 in comparison to an income tax provision of $328,000 for the same period in 2002. The increase is primarily the result of an increase in taxable income.

Net Income

Overall, net income totaled $1,015,000 for the third quarter of 2003 compared to $978,000 for the comparable period of 2002. This is an increase of $37,000 or 3.8% and represents earnings per share of $.71 per share. This compares to earnings per share of $.69 for the same three month period of 2002. This improvement in net income is primarily attributable to an increase in interest earning assets, a reduction in interest expense as well as an increase in other non interest income.

FINANCIAL CONDITION

Total assets at September 30, 2003 were $308,670,000, compared to $293,107,000 at December 31, 2002. This is an increase of $15,563,000 or 5.3%. The increase was primarily due to additional advances taken from the Federal Home Loan Bank as part of a strategy to increase interest income.

Securities

During the nine months ended September 30, 2003, the securities portfolio, including Federal Home Loan Bank stock increased $3,267,000 or 2.4% to $141,702,000 from $138,435,000 at December 31, 2002. The increase is a reflection of the strategy to increase interest income as a portion of the advances from the Federal Home Loan Bank were used to purchase securities.

The composition of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states. At September 30, 2003, securities totaling $141,470,000 were classified as available-for-sale, and securities totaling $232,000 were classified as held-to-maturity.

Securities are classified in the portfolio as either Securities-Available-for Sale or Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized gains and losses on securities available for sale are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital (accumulated other comprehensive income/loss) until realized. At September 30, 2003, the unrealized gain net of tax was $495,000. This compares to an unrealized gain net of tax of $1,734,000 at December 31, 2002. The securities reported as securities-held-to-maturity are stated at amortized cost.

Lending

New business development during the first nine months of 2003 coupled with a small increase in loan demand resulted in an increase in loans receivable, net of allowance for loan losses of $9,096,000 or 6.7% to $144,728,000. Competition for loans, especially residential mortgage loans, remains very aggressive in the market area of the Company. The following table represents the composition of the loan portfolio comparing September 30, 2003 to December 31, 2002:

                                        September 30, 2003     December 31, 2002
                                        ------------------     -----------------
                                                  (amounts in thousands)

Commercial, financial and agricultural       $   9,983             $  10,127
Real Estate-construction and land
     development                                13,135                 6,027
Real Estate-residential                         96,693                93,636
Real Estate-commercial                          19,372                18,002
Consumer                                         6,863                 9,007
Other                                              118                   291
                                             ---------             ---------
                                               146,164               137,090
Allowance for loan losses                       (1,436)               (1,458)
                                             ---------             ---------
Loans Outstanding                            $ 144,728             $ 135,632
                                             =========             =========

Provisions and Allowance for Loan Losses

Total net loans at September 30, 2003 were $144,728,000, which compares to total net loans of $135,632,000 at December 31, 2002. This is an increase of $9,096,000 or 6.7%. At September 30, 2003 approximately 88% of the Bank's loan portfolio was related to real estate products. Such concentration has remained fairly consistent as approximately 86% of the portfolio was related to real estate at December 31, 2002. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of this risk associated with extending loans, banks maintain allowances or reserves for credit losses through charges to earnings. The loan loss provision for the three month period ended September 30, 2003 was $38,000, and $37,000 for the corresponding period in 2002.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended September 30, 2003. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

An individual allowance for any impaired loan is based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Upon identification, any specifically identifiable and quantifiable losses are charged off against the allowance.

In addition, a risk of loss factor is applied in evaluating categories of loans generally as part of the periodic analysis of the Allowance for Loan Losses. This analysis reviews the allocations of the different categories of loans within the portfolio and it considers historical loan losses and delinquency figures as well as any recent delinquency trends.

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the three months ended September 30, 2003.

At September 30, 2003 the allowance for loan losses totaled $1,436,000, representing 151.0% of nonperforming loans, which totaled $951,000, and 1.0% of total loans of $146,164,000. This compares to an allowance for loan losses of $1,458,000 representing 104.14% of nonperforming loans, which totaled $1,400,000 and 1.06% of total loans of $137,090,000 at December 31, 2002. A total of $142,000 loans were charged off by the Bank during the nine months ended September 30, 2003. These charged off loans consisted primarily of commercial loans. This compares to total loans charged off of $189,000 for the corresponding period in 2002, which consisted primarily of loans to individuals. A total of $24,000 of previously charged off loans was recovered during the nine month period ended September 30, 2003. Recoveries for the same period in 2002 totaled $14,000. When comparing the two years, loans charged off exceeded recoveries by $118,000 for the first nine months of 2003 as compared to $175,000 for the same nine month period in 2002. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, with expectations of the Company to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at September 30, 2003 and December 31, 2002:

                     September 30, 2003   December 31, 2002
                     ------------------   -----------------
                             (amounts in thousands)

Demand                    $ 38,934            $ 38,930
NOW                         19,842              18,274
Money Market                38,148              42,148
Savings                     45,481              42,161
Time                        68,740              69,524
                          --------            --------
Total Deposits            $211,145            $211,037
                          ========            ========

Total deposits, which constitute the principal funding source of the Company's assets, have remained consistent during the first nine months of 2003 when compared to year end 2002.

Borrowings

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At September 30, 2003, the Company had $67,460,000 in outstanding advances from the Federal Home Loan Bank compared to $51,891,000 at December 31, 2002. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2003, the Company was slightly liability sensitive (negative gap). The level of interest rate risk at September 30, 2003 is within the limits approved by the Board of Directors.

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

At September 30, 2003 the Company had approximately $32,891,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital

At September 30, 2003, the Company had $28,192,000 in shareholder equity compared to $27,345,000 at December 31, 2002. This represents an increase of $847,000 or 3.1%. Several components contributed to the change since December 2002. Earnings for the nine month period ended September 30, 2003 totaled $3,045,000. Market conditions have resulted in a decrease in unrealized comprehensive income of $1,239,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2003, which resulted in an increase in capital of $24,000. The Company also declared three quarterly dividends resulting in a decrease in capital of $982,000. Under current regulatory definitions the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At September 30, 2003, the Company had a risk-based capital ratio of 16.26% compared to 17.21% at December 31, 2002. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

Impact of Inflation and Changing Prices

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, although they do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The main components of market risk for the Company are equity price risk, interest rate risk and liquidity risk. The Company's stock is traded on the American Stock Exchange and as a result, the value of its common stock may change with market movements. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling interest rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 2002.

                         Item 4. Controls and Procedures

Based upon an evaluation as of September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the quarter ended September 30, 2003, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings-Not applicable

Item 2. - Changes in Securities and Use of Proceeds-Not applicable

Item 3. - Defaults Upon Senior Securities-Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders-Not applicable

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

      a.    Exhibits -

            11-  Computation of Earnings per Share.

            31.1-Rule 13a-14(a)/15d-14(a) Certification.

            31.2-Rule 13a-14(a)/15d-14(a) Certification.

            32-  Section 1350 Certifications.

      b.    Reports on Form 8-K:

      1. The Company filed a Form 8-K on August 1, 2003 to report that the Company had issued a press release announcing earnings for the second quarter of 2003.

      2. The Company filed a Form 8-K on September 4, 2003 to report that the Company's Board of Directors declared a quarterly cash dividend of $.23 per share to be paid on October 24, 2003 to shareholders of record as of September 30, 2003.

                             SALISBURY BANCORP, INC.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Salisbury Bancorp, Inc.

      Date: November 12, 2003           by:  /s/ John F. Perotti
            -----------------              ---------------------
                                             John F. Perotti
                                             President/Chief Executive Officer

      Date: November 12, 2003           by:  /s/ John F. Foley
            -----------------              -------------------
                                              John F. Foley
                                              Chief Financial Officer