Form 10-K
period 2003-12-31
SALISBURY BANCORP INC
filed 2004-03-30
CIK 1060219

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

                   For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission file number 0-24751

                             SALISBURY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

              Connecticut                                        06-1514263
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

     5 Bissell Street, Lakeville, CT                               06039
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code: 860-435-9801

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common stock par value $.10 per share

Name of exchange on which registered: American Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer. Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: June 30, 2003: $38,753,796

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,424,078 shares outstanding as of March 5, 2004.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
Part I
        Item 1 - Business                                                                3

             (a)  General Development of the Business                                    3
             (b)  Financial Information about Industry Segments                          3
             (c)  Narrative Description of Business                                      4
             (d)  Financial Information about Foreign and Domestic
                  Operations and Export Sales                                            8

        Item 2 -  Properties                                                            13

        Item 3 -  Legal Proceedings                                                     14

        Item 4 -  Submission of Matters to a Vote of Security Holders                   14

Part II
        Item 5 -  Market for Registrant"s Common Equity and
                  Related Stockholder Matters                                           14

             (a)  Market Information                                                    14
             (b)  Holders                                                               14
             (c)  Dividends                                                             14
             (d)  Securities Authorized for Issuance Under Equity Compensation Plans    14

        Item 6 -  Selected Financial Data                                               15

        Item 7 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         16

        Item 7A - Quantitative and Qualitative Disclosures about Market Risk            30

        Item 8  - Financial Statements and Supplementary Data                           31

        Item 9  - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                32

        Item 9A - Controls and Procedures                                               32

Part III
        Item 10 - Directors and Executive Officers of the Registrant                    32

        Item 11 - Executive Compensation                                                34

        Item 12 - Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters                        37

        Item 13 - Certain Relationships and Related Transactions                        38

        Item 14 - Principal Accounting Fees and Services                                38

Part IV
        Item 15 - Exhibits, Financial Statements and Reports on Form 8-K                39

Signatures                                                                              41

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

      Lending

Lending is a principal business of the Bank, and loans represent a large portion of the Bank's assets. The portfolio consists of many types of loans. These include residential mortgages, home equity lines of credit, monthly installment loans for consumers, as well as commercial loans, which include lines of credit, short term loans, Small Business Administration ("SBA") loans and real estate loans for business customers.

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

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities and securities of political subdivisions of the states. At December 31, 2003, it totaled $147,021,000 which represents approximately 47.26% of total assets and it produced interest and dividend income of $6,423,000 for the year 2003 as compared with $6,480,000 for 2002 and $5,746,000 for 2001 respectively.

      Deposits and Borrowings

The Bank's primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build multiple account relationships with its customers. As a result, average daily deposits increased 4.03% to $213,392,000 during 2003.

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB"). Borrowings from FHLBB totaled $60,897,000 at December 31, 2003 as compared with $51,891,000 at December 31, 2002.

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

All of the offices of the Bank are located in the northwest corner of Litchfield County, designated by the Federal Reserve Banks of Boston and New York to be within the "Metro Banking Market". The Bank maintains four (4) banking offices within the Metro Banking Market, which is served by 277 commercial banks and savings banks. The Bank has less than a 1% market share of deposits in such Market.

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

Connecticut has enacted legislation which liberalized banking powers for thrift institutions thereby improving their competitive position with other banks. In addition, the Connecticut Interstate Banking Act permits acquisitions and mergers of Connecticut banks and bank holding companies of or with banks and bank holding companies in other states. Accordingly, it is possible for large super-regional organizations to enter many new markets including the market served by the Bank. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is possible that such legislative authority will increase the number or the size of financial institutions competing with the Bank for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

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

Regulation Y requires bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve (12) months, is equal to ten percent (10%) or more of the Company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when:
(i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

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

In July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirements under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirements; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

      o Disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

      o The presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Company's stock during a lock out period of Company's pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Company's auditor. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the company. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

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

Employees

The Company's current workforce at February 13, 2004 was 92 employees of whom 83 were full time and 9 were part time. The employees are not represented by a collective bargaining unit.

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

(dollars in thousands)

                                                    2003       2002       2001
                                                  --------   --------   --------

Available-for-sale securities:
 (at fair value)
Equity securities                                 $    136   $     90   $    135
U.S. government agencies preferred stock             7,610      4,179          0
U.S. Treasury securities and other
   U.S. government corporations and agencies        51,979     41,635     38,701
Obligations of states and political subdivisions    45,988     42,792     30,273
Mortgage-backed securities                          37,307     46,473     33,139
                                                  --------   --------   --------
                                                  $143,020   $135,169   $102,248
                                                  ========   ========   ========

Held-to-maturity securities
 (at amortized cost)

U.S. Treasury securities and other
   U.S. government corporations and agencies      $          $          $
Obligations of states and political subdivisions         0          0          0
Mortgage-backed securities                             229        321        400
                                                  --------   --------   --------
                                                  $    229   $    321   $    400
                                                  ========   ========   ========

Federal Home Loan Bank stock                      $  3,771   $  2,945   $  2,945
                                                  ========   ========   ========

For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2003:

(dollars in thousands)
                                               Under               1-5               5-10              Over 10
                                               1 Year   Yield     Years    Yield     Years    Yield     Years     Yield      Total
                                               ------   -----     -----    -----     -----    -----     -----     -----      -----
Held-to-maturity
securities
(at amortized cost)
U.S. Treasury securities and other
  U.S. government corporations and agencies    $    0             $    0            $     0            $      0             $      0

Obligations of state and
   political subdivisions                           0                  0                  0                   0                    0

Mortgage-backed
 securities                                         0                  0                  0                 229     4.38%        229
                                               ------             ------            -------            --------             --------
                                               $    0             $    0            $     0            $    229             $    229
                                               ======             ======            =======            ========             ========

Available-for-sale
Securities
(at fair value)
U.S. Treasury securities and other
  U.S. government corporations and agencies    $    0             $    0            $ 7,099     6.01%  $ 44,880     4.05%   $ 51,979

Obligations of state and
 political subdivisions                        $    0             $  241     4.70%  $   206     3.60%  $ 45,541     4.81%   $ 45,988

Mortgage-backed
 securities                                    $   42     7.50%   $   18     7.00%  $     0            $ 37,247     4.68%   $ 37,307
                                               ------             ------            -------            --------             --------
                                               $   42             $  259            $ 7,305            $127,668             $135,274
                                               ======             ======            =======            ========             ========

Loan Portfolio Analysis by Category
(dollars in thousands)

                                                                 December 31
                                         2003          2002          2001          2000          1999
                                      -----------------------------------------------------------------

Commercial, financial and             $   9,149     $  10,127     $  10,797     $   8,592     $   9,025
  agricultural
Real Estate-construction and             15,307         6,027         3,935         6,275         3,382
  land development
Real Estate - residential                90,807        93,636       102,201        98,312        86,680
Real Estate-commercial                   19,199        18,002        17,423        15,463        15,324
Consumer                                  6,692         9,007        10,030        10,673        10,698
Other                                        73           291           125           247           364
                                      -----------------------------------------------------------------
                                        141,227       137,090       144,511       139,562       125,473
Allowance for possible loan losses       (1,664)       (1,458)       (1,445)       (1,292)       (1,160)
Unearned income                               0            (0)           (0)           (0)           (0)
                                      -----------------------------------------------------------------
     Net loans                        $ 139,563     $ 135,632     $ 143,066     $ 138,270     $ 124,313
                                      =================================================================

There are no industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 2002. Also provided are the amounts due after one
(1) year classified according to the sensitivity to changes in interest rates.

                                               Due in     Due after
                                               one year  one year to  Due after
                                               or less    five years  five years
                                               ---------------------------------
Commercial, financial,
 agricultural and real estate commercial       $ 6,070      $ 3,224     $19,053
Real estate-construction and land development   15,307            0           0
                                               --------------------------------
                                               $21,377      $ 3,224     $19,053
                                               ================================

Maturities after
  One Year with:
  Fixed interest rates                                      $ 2,004     $12,423
  Variable interest rates                                     1,220       6,630
                                                            -------------------
                                                            $ 3,224     $19,053
                                                            ===================


Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                       Year ended December 31,
                                                       -----------------------
                                                        2003      2002     2001
                                                       -----     -----    -----

Return on average total assets
 (net income divided by average total assets)           1.24%     1.13%    1.14%

Return on average shareholders' equity
 (net income divided by average shareholders' equity)  13.47%    12.63%   12.25%

Dividend payout ratio
 (total declared dividends divided by net income)      34.07%    39.11%   41.34%

Equity to assets ratio
 (average shareholders' equity as a percentage of
   average total assets)                                9.21%     8.92%    9.27%

Nonaccrual, Past Due and Restructured Loans

At December 31, 2003, there were two (2) nonaccrual loans in the Bank's portfolio both of which were secured by real estate. When a mortgage loan becomes 90 days past due, and there is not sufficient collateral to cover the principal and accrued interest, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate. Other types of loans are generally charged off if they become 90 days or more delinquent. However, exception is warranted with the $535,000 in loans that are presently 90 days past due and still accruing.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                              December 31
                                          2003        2002        2001        2000        1999
                                        -------------------------------------------------------
Nonaccrual                              $    75      $  855     $   372     $   186     $   473
90 days or more past due                    535         124         215         323          10
Restructured loans                            0         271           0          12          12
                                        -------------------------------------------------------
Total nonperforming loans               $   610      $1 250     $   587     $   521     $   495
                                        =======================================================

Total nonperforming loans as per-
 centage of the total loan portfolio       0.43%       0.92%       0.41%       0.37%       0.39%
Allowance for loan losses as a per-
 centage of  nonperforming loans         272.79%     116.64%     246.17%     247.99%     234.34%

                   Information with respect to non-accrual and
                       restructured loans at December 31,
                       2003, 2002 and 2001 is as follows:

(dollars in thousands)                                                 Year Ended December 31
                                                                      2002      2002      2001
                                                                      ------------------------

Interest income that would have been recorded under original terms    $  4      $ 68      $ 38
Gross interest recorded                                                  0        49        28
                                                                      ------------------------
Foregone interest                                                     $  4      $ 19      $ 10
                                                                      ========================

Summary of Loan Loss Experience
(dollars in thousands)

                                                        Year Ended December 31
                                        2003        2002         2001         2000        1999
                                      ---------------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year    $ 1,458     $ 1,445      $ 1,292      $ 1,160     $ 1,260
                                      ---------------------------------------------------------
Charge-offs:
   Commercial, financial and
      agricultural                         71          60            0            0           1
   Real estate mortgage                     0          46           13           21         243
   Consumer                                84         146           88           50          25
                                      ---------------------------------------------------------
Total charge-offs                         155         252          101           71         269
                                      ---------------------------------------------------------

Recoveries:
   Commercial, financial and
       agricultural                        24           2            0            0           0
   Real estate mortgage                     0           1           87            6          19
Consumer                                   24          26           17           17          30
                                      ---------------------------------------------------------
       Total recoveries                    48          29          104           23          49
                                      ---------------------------------------------------------
Net charge-offs                           107         223           (3)          48         220
Provisions charged to operations          313         300          150          180         120
Transfer of allowance for loan
  losses to other liabilities               0         (64)           0            0           0
                                      ---------------------------------------------------------
Balance at end of year                $ 1,664     $ 1,458      $ 1,445      $ 1,292     $ 1,160
                                      =========================================================
Ratio of net charge-offs to
  average loans outstanding               .01%        .02%       (.002%)        .04%        .18%
Ratio of allowance for loan losses
  to year end loans                      1.18%       1.07%        1.01%         .93%        .93%

Allocation of the Allowance for Loan Losses
(dollars in thousands)

                                                                    Years Ended December 31
                                    2003                 2002                 2001                 2000                 1999
                             -----------------    -----------------    -----------------    -----------------    -----------------
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
Commercial, financial and
 agricultural                $  441      6.47%    $  316      7.39%    $  120      7.47%    $  160      6.16%    $  160      7.19%
Real estate construction
 and land development           112     10.82%        50      4.40%        24      2.72%         0      4.50%         0      2.70%
Real estate mortgage            749     77.94%       840     81.43%     1,200     82.78%     1,066     81.51%       941     81.30%
Consumer                        357      4.72%       244      6.57%       100      6.94%        65      7.65%        58      8.52%
Other loans                       5       .05%         8       .21%         1       .09%         1       .18%         1       .29%
                             ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
                             $1,664    100.00%    $1,458    100.00%    $1,445    100.00%    $1,292    100.00%    $1,160    100.00%
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

Short-Term Borrowings
(dollars in thousands)                                    December 31
                                                  2003        2002        2001
                                                --------------------------------
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                    4.06%       5.35%       5.95%
    For the year                                   4.21%       5.45%       5.62%
Average amount outstanding during the year      $65,282     $52,438     $53,407
Maximum amount outstanding at any month         $74,705     $59,125     $56,766
Amount outstanding at year end                  $60,897     $51,891     $53,004

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2003 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                                     2003 Quarters                           2002 Quarters
                          ------------------------------------    ------------------------------------
                            4th       3rd       2nd       1st       4th       3rd       2nd       1st
                          ------------------------------------    ------------------------------------
Range of Stock prices:
     High                 $38.95    $32.25    $29.50    $30.00    $28.01    $25.25    $26.75    $25.25
     Low                  $29.50    $29.00    $26.00    $26.00    $25.00    $22.51    $24.10    $21.25

(b)   Holders

There were approximately 473 holders of record of the common stock of the Company as of March 5, 2004. This number includes brokerage firms and other financial institutions which hold stock in their name but which is actually owned by third parties.

(c)   Dividends

Dividends are currently declared four times a year, and the Company expects to follow such practices in the future. During the year 2003, the Company declared a cash dividend each quarter of $.23 per share. Dividends for the year 2003 totaled $.92 per share which compared to total dividends of $.88 that were declared in the year 2002. At their February 27, 2004 meeting, the Directors of the Company declared a cash dividend of $.24 per share for the first quarter of 2004. The dividend will be paid on April 28, 2004 to shareholders of record as of March 31, 2004. Payment of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or
(2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. The following table presents cash dividends declared per share for the last two years:

                              2003 Quarters                           2002 Quarters
                   ------------------------------------    ------------------------------------
                    4th       3rd       2nd       1st       4th       3rd       2nd       1st
                   ------------------------------------    ------------------------------------
Cash dividends
    declared       $0.23     $0.23     $0.23     $0.23     $0.22     $0.22     $0.22     $0.22

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

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan information is provided in Item 11 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                           At or For the Years Ended December 31
                                                   2003        2002        2001        2000         1999
                                                 --------    --------    --------    --------     --------
                                                        (dollars in thousands except per share data)
Statement of Condition Data:

Loans, Net                                       $139,563    $135,632    $143,066    $138,270     $124,313
Allowance For Loan Losses                           1,664       1,458       1,445       1,292        1,160
Investments                                       147,021     138,435     105,593      91,922       77,745
Total Assets                                      311,100     293,107     283,602     249,054      215,385
Deposits                                          218,457     211,037     201,351     166,436      154,358
Borrowings                                         60,897      51,891      53,004      47,357       39,712
Shareholders' Equity                               28,850      27,345      23,363      22,460       19,895
Nonperforming Assets                                  685       1,400         587         521          495

Statement of Income Data:

Interest and Fees on Loans                       $  9,226    $  9,677    $ 11,344    $ 10,494     $  9,621
Interest and Dividends on Securities
                  and Other Interest Income         6,423       6,481       5,746       6,015        4,903
Interest Expense                                    5,613       6,898       8,301       8,284        6,683
                                                 --------    --------    --------    --------     --------
Net Interest Income                                10,036       9,260       8,789       8,225        7,841
Provision for Loan Losses                             313         300         150         180          120
Trust Department Income                             1,252       1,100       1,070       1,108        1,121
Other Income                                        1,674       1,388       1,187         914          860
Net Gain (Loss) on Sales of Securities              1,058         634         130         (64)          (2)
Other Expenses                                      8,599       7,775       6,755       5,797        5,523
                                                 --------    --------    --------    --------     --------

Pre Tax Income                                      5,108       4,307       4,271       4,206        4,177
Income Taxes                                        1,268       1,108       1,370       1,357        1,484
                                                 --------    --------    --------    --------     --------

Net Income                                       $  3,840    $  3,199    $  2,901    $  2,849     $  2,693
                                                 ========    ========    ========    ========     ========

Per Share Data:

Earnings per common share                        $   2.70    $   2.25    $   2.03    $   1.92     $   1.78
Earnings per common share, assuming dilution     $   2.70    $   2.25    $   2.03    $   1.92     $   1.78
Cash Dividends Declared per share                $   0.92    $   0.88    $   0.84    $   0.77     $   0.70
Book Value (at year end)                         $  20.26    $  19.21    $  16.43    $  15.40     $  13.23

Selected Statistical Data:

Return on Average Assets                             1.24%       1.13%       1.14%       1.23%        1.25%
Return on Average Shareholders' Equity              13.47%      12.63%      12.25%      13.64%       12.96%
Dividend Payout Ratio                               34.07%      39.11%      41.38%      39.72%       39.16%
Average Shareholders' Equity to Average Assets       9.21%       8.92%       9.27%       8.98%        9.67%
Net Interest Spread                                  3.23%       3.13%       2.91%       2.83%        3.07%
Net Interest Margin                                  3.65%       3.72%       3.71%       3.79%        3.93%

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 2003 and 2002

OVERVIEW

The reported earnings for the Company were $3,840,000 in 2003, an increase of $641,000 or 20.04% over year 2002 earnings of $3,199,000. As a result, earnings per share increased $.45 or 20.00% to $2.70 in 2003. This compares to earnings per share of $2.25 in 2002 and $2.03 in 2001. The improvement in net income is primarily the result of growth in earning assets that has produced an increase in total net interest income, a reduction in interest expense and an increase in other noninterest income.

The Company is "well capitalized". The Company's risk-based capital ratios at December 31, 2003, which includes the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 15.35% for Tier 1 capital and 16.44% for total capital. The Company's leverage ratio was 8.05% at December 31, 2003. This compares to a Tier 1 capital ratio at December 31, 2002 of 16.05%, a total capital ratio of 17.21%, and a Company leverage ratio of 7.80%. As a result of the Company's financial performance, the Board of Directors increased total dividends declared on the Company's common stock to $.92 per share in 2003. This compares to an $.88 per share dividend paid in 2002 and a $.84 per share dividend that was paid in 2001.

CRITICAL ACCOUNTING ESTIMATES

In preparing the Company's financial statements, management selects and applies numerous accounting policies. In applying these policies, management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on a determination of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of future loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See "Provisions and Allowance for Loan Losses".

NET INTEREST AND DIVIDEND INCOME

The Company earns income from two basic sources. The primary source is through the management of its financial assets and liabilities and involves functioning as a financial intermediary. The Company accepts funds from depositors or borrows funds and either lends the funds to borrowers or invests those funds in various types of securities. The second source is fee income, which is discussed in the noninterest income section of this analysis.

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

(dollars in thousands)                                  December 31,
                                               2003         2002         2001
                                             ----------------------------------
Interest and Dividend Income
(financial statements)                       $ 15,650     $ 16,157     $ 17,089

Tax Equivalent Adjustment                       1,075        1,028          504
                                             --------     --------     --------
   Total Interest Income (on an FTE basis)     16,725       17,185       17,593

Interest Expense                               (5,613)      (6,898)      (8,301)
                                             --------     --------     --------

Net Interest Income-FTE                      $ 11,112     $ 10,287     $  9,292
                                             ========     ========     ========

The Company's 2003 total interest and dividend income on an FTE basis of $16,725,000 was $460,000 or 2.68% less than the total interest and dividend on an FTE basis of $17,185,000 in 2002. Although there was an increase in earning assets, this decrease in interest and dividend income is primarily the result of an economic environment with lower interest rates. A change in the mix of earning assets during 2002 and continuing into 2003 has increased tax exempt securities in the securities portfolio which has resulted in an increase in the tax equivalent adjustment of $1,075,000 in 2003 and $1,028,000 in 2002 when compared to the tax equivalent adjustment of $504,000 in 2001.

Interest expense on deposits in 2003 decreased $1,173,000 or 29.05% to $2,866,000 compared to $4,039,000 for the corresponding period in 2002 and $5,302,000 in 2001. Although deposits increased, generally lower interest rates resulted in the decrease. Interest expense for Federal Home Loan Bank advances decreased $111,000 to $2,747,000 in 2003 compared to $2,858,000 in 2002 and
$2,999,000 in 2001. Lower interest rates resulted in the decrease in interest expense. Although interest margins continue to be pressured by generally lower interest rates and by aggressive competition, net interest income on an FTE basis increased $825,000 or 8.02% over 2002 and totaled $11,112,000 at December 31, 2003 compared to total net interest income on an FTE basis of $10,287,000 at December 31, 2002 and $9,292,000 in 2001.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2003 net interest margin on an FTE basis was 3.65%. This compares to a net interest margin of 3.72% for 2002. The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 2003, 2002 and 2001. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2003 was $2,086,000 with a yield of 4.83%. Actual tax exempt income in 2002 totaled $1,995,000 with a yield of 4.88% and in 2001 actual tax exempt income was $977,000 with a yield of 4.95%.

YIELD ANALYSIS

Average Balances, Interest Earned and Rates Paid

                                                                 Year Ended December 31
(dollars in thousands)                    2003                             2002                             2001
                             ----------------------------------------------------------------------------------------------
                                        INTEREST                         INTEREST                         INTEREST
                             AVERAGE     EARNED/     YIELD    AVERAGE     EARNED/     YIELD    AVERAGE     EARNED/     YIELD
                             BALANCE      PAID       RATE     BALANCE      PAID       RATE     BALANCE      PAID       RATE

ASSETS
Interest Earning Assets:
Loans                        $142,752    $ 9,226     6.46%    $139,582    $ 9,677     6.93%    $145,502    $11,344     7.80%
Taxable Securities           $101,931    $ 3,875     3.80%    $ 81,715    $ 4,144     5.07%    $ 68,921    $ 4,204     6.10%
Tax-Exempt Securities *      $ 43,603    $ 3,161     7.25%    $ 41,347    $ 3,023     7.31%    $ 20,030    $ 1,481     7.39%
Federal Funds                $  3,125    $    28     0.90%    $  7,214    $   111     1.54%    $  9,986    $   324     3.24%
Other Interest Income        $  1,359    $    10     0.74%    $    549    $    11     2.00%    $    809    $    36     4.45%
                             -------------------              -------------------              -------------------
Total Interest Earning       $292,770    $16,300     5.57%    $270,407    $16,966     6.27%    $245,248    $17,389     7.09%
                                         -------                          -------                          -------
Assets
Alowance for Loan
Losses                       ($ 1,468)                        ($ 1,403)                        ($ 1,412)
Cash & due from
Banks                        $  6,425                         $  5,923                         $  5,138
Premises,Equipment           $  3,000                         $  2,810                         $  2,676
Net unrealized gain/loss
on AFS Securities            $  2,316                         $  1,083                         $    500
Other Assets                 $  6,403                         $  5,263                         $  3,312
                             --------                         --------                         --------
Total Average Assets         $309,446                         $284,083                         $255,462
                             ========                         ========                         ========

LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest Bearing
Liabilities:
Now/Money Market
Deposits                     $ 59,521    $   363     0.61%    $ 62,756    $   807     1.29%    $ 67,516    $ 1,902     2.82%
Savings Deposits             $ 45,975    $   450     0.98%    $ 37,629    $   743     1.97%    $ 16,674    $   396     2.37%
Time Deposits                $ 68,898    $ 2,053     2.98%    $ 67,157    $ 2,490     3.71%    $ 60,854    $ 3,004     4.94%
Borrowed Funds               $ 65,282    $ 2,747     4.21%    $ 51,966    $ 2,858     5.50%    $ 53,407    $ 2,999     5.62%
                             -------------------              -------------------              -------------------
Total Interest Bearing
Liabilities                  $239,676    $ 5,613     2.34%    $219,508    $ 6,898     3.14%    $198,451    $ 8,301     4.18%
                                         -------                          -------                          -------
Demand Deposits              $ 38,998                         $ 37,578                         $ 31,497
Other Liabilities            $  2,130                         $  1,660                         $  1,829
Shareholders' Equity         $ 28,642                         $ 25,337                         $ 23,685
                             --------                         --------                         --------
Total Liabilities and
Equity                       $309,446                         $284,083                         $255,462
                             ========                         ========                         ========
Net Interest Income                      $10,687                          $10,068                          $ 9,088
                                         =======                          =======                          =======
Net Interest Spread                                  3.23%                            3.13%                            2.91%
Net Interest Margin                                  3.65%                            3.72%                            3.71%

*     Presented on a fully taxable equivalent ("FTE") basis

Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(dollars in thousands)                        2003 over 2002                   2002 over 2001
                                      -----------------------------    -----------------------------
                                       Volume      Rate      Total      Volume      Rate       Total
                                      -----------------------------    -----------------------------
Increase (decrease) in:
Interest income on:
   Loans                              $   220    $  (671)   $  (451)   $  (462)   $(1,205)   $(1,667)
   Taxable investment securities        1,025     (1,294)      (269)       780       (840)       (60)
   Tax-exempt investment securities       165        (27)       138      1,575        (33)     1,542
   Other interest income                  (51)       (33)       (84)      (100)      (138)      (238)
                                      -------    -------    -------    -------    -------    -------
Total interest income                 $ 1,359    $(2,025)   $  (666)   $ 1,793    $(2,216)   $  (423)
                                      -------    -------    -------    -------    -------    -------

Interest expense on:
   NOW/Money Market deposits          $   (42)   $  (402)   $  (444)   $  (134)   $  (961)   $(1,095)
   Savings deposits                      (164)      (129)      (293)       496       (149)       347
   Time deposits                           65       (502)      (437)       311       (825)      (514)
   Borrowed funds                         732       (843)      (111)       (81)       (60)      (141)
                                      -------    -------    -------    -------    -------    -------
Total interest expense                $   591    $(1,876)   $(1,285)   $   592    $(1,995)   $(1,403)
                                      -------    -------    -------    -------    -------    -------

Net interest margin                   $   768    $  (149)   $   619    $ 1,201    $  (221)   $   980
                                      =======    =======    =======    =======    =======    =======

NONINTEREST INCOME

Noninterest income increased $862,000 or 27.61% and totaled $3,984,000 for the year ended December 31, 2003 as compared to $3,122,000 for the year ended December 31, 2002. Trust Department income increased $152,000 to $1,252,000 primarily as a result of the efforts of new business development. Service charges on deposit accounts totaled $560,000 for 2003. This is an increase of $88,000 or 18.64% when comparing total service charges of $472,000 in 2002. The increase can be attributed to an increase in deposit account transactions. Gains on sales of available-for-sale securities totaled $1,058,000 in 2003 representing an increase of $424,000 or 66.88% compared to $634,000 in 2002. This increase is primarily attributable movements in the markets which resulted in opportunities for the Company to enhance the return from the securities portfolio and at the same time realize gains on sales of available-for-sale securities. Mortgage refinancing remained very active during 2003 as rates remained at all time lows. Competition in the secondary mortgage market continues to be very aggressive. Gains on sale of loans held-for-sale increased $35,000 or 15.42% to $262,000 in 2003 compared to $227,000 in 2002. Other income however, increased 16.13% to $799,000 in 2003 compared to other income of $688,000 in 2002. This increase is primarily attributable to the increase in fees earned from activity in the secondary mortgage market due to the change of investors. Historically the Company has had few instances in which it foreclosed on properties and therefore has a low volume of OREO properties. The Company acquired one OREO property during the 2002, sold it in 2003 and realized a gain on the sale of $52,000.

NONINTEREST EXPENSE

Noninterest expense increased 10.61% to $8,600,000 for the year ended December 31, 2003 as compared to $7,775,000 for the corresponding period in 2002. Salaries and employee benefits totaled $4,834,000 for the twelve months ended December 31, 2003 compared to $4,235,000 for the same period in 2002. This is an increase of $599,000 or 14.14% over 2002 and is primarily the result of an increase in staff along with salary increases and the increase in the costs of employee benefits. Occupancy and equipment expenses increased $64,000 or 7.31% to $939,000 compared to $875,000 for 2002. The increase is primarily the result of expenses associated with routine maintenance and repairs of the Company's facilities and equipment. Data processing expenses increased $42,000 or 7.88% for the year ended December 31, 2003 over 2002 and totaled $575,000. This increase is attributable to normal increasing costs related to enhancing the delivery channels of products to our customers. Legal expenses totaled $128,000 for 2003. This is an increase of $67,000 or 110% when comparing total legal expense in 2002 of $61,000. The increase is primarily the result of additional services required due to compliance requirements of the Sarbanes-Oxley Act. Amortization expense of the "Core Deposit Intangible" assets associated with the 2001 Branch acquisition totaled $68,000 and did not change from 2002.

INCOME TAXES

In 2003, the Company's income tax provision totaled $1,268,000, which reflects an effective tax rate of 24.82% compared to an income tax provision of $1,108,000 and an effective tax rate of 25.72% in 2002. Although there was a decrease in the effective tax rate, the provision increased $160,000 as the result of an increase in taxable income.

NET INCOME

Overall, net income totaled $3,840,000 for the year ended December 31, 2003 compared to net income of $3,199,000 for the year 2002 representing an increase of $641,000 or 20.04%. On a per share basis, net income amounted to $2.70 per share for 2003 as compared to $2.25 for 2002.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 2002 and 2001

Net income for the Company was $3,199,000 in 2002, an increase of $298,000 or 10.27% over year 2001 earnings of $2,901,000. As a result, earnings per share increased $.22 or 10.83% to $2.25 in 2002. This compared to earnings per share of $2.03 in 2001. The improvement in net income was primarily the result of growth in earning assets that produced an increase in total net interest income coupled with an increase in other noninterest income.

The Company is "well capitalized". The Company's risk-based capital ratios at December 31, 2002, which included the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 16.05% for Tier 1 capital and 17.21% for total capital. The Company's leverage ratio was 7.80% at December 31, 2002. This compared to a Tier 1 capital ratio at December 31, 2001 of 15.09%, a total capital ratio of 16.21% The Company's leverage ratio was 7.61%.

As a result of the Company's financial performance, the Board of Directors increased total dividends declared on the Company's common stock to $.88 per share in 2002 as compared to $.84 per share in 2001.

NET INTEREST AND DIVIDEND INCOME

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

(dollars in thousands)                                    December 31,
                                                   2002       2001       2000
                                                 ------------------------------
Interest and Dividend Income
(financial statements)                           $ 16,157   $ 17,089   $ 16,510

Tax Equivalent Adjustment                           1,028        504        335
                                                 --------   --------   --------
       Total Interest Income (on an FTE basis)     17,185     17,593     16,845

Interest Expense                                   (6,898)    (8,301)    (8,284)
                                                 --------   --------   --------

Net Interest Income-FTE                          $ 10,287   $  9,292   $  8,561
                                                 ========   ========   ========

The Company's 2002 total interest and dividend income on an FTE basis of $17,185,000 was $408,000 or 2.32% less than the total interest and dividend on an FTE basis of $17,593,000 in 2001. Although there was an increase in earning assets, this decrease in interest and dividend income was primarily the result of an economic environment with lower interest rates. A change in the mix of earning assets which reflects an increase in tax exempt securities resulted in a significant increase in the tax equivalent adjustment of $1,028,000 for 2002 as compared to $504,000 for 2001. This was an increase of approximately 104%.

Interest expense on deposits in 2002 decreased $1,262,000 or 23.80% and totaled $4,040,000. This compared to $5,302,000 for the corresponding period in 2001. Although deposits increased, primarily as the result of a branch acquisition which was completed in September 2001, generally lower interest rates resulted in the decrease in interest expense. Interest expense for Federal Home Loan Bank advances decreased $141,000 to $2,858,000 in 2002. This compared to interest expense of $2,999,000 in 2001 and is primarily the result of a decrease in borrowings. Although interest margins continue to be pressured by generally lower interest rates and by aggressive competition, net interest income on an FTE basis increased $995,000 or 10.71% and totaled $10,287,000 at December 31, 2002. This compared to total net interest income on an FTE basis of $9,292,000 at December 31, 2001.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2002 net interest margin on an FTE basis was 3.72%. This compares to a net interest margin of 3.71% for the corresponding period in 2001. The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 2002, 2001 and 2000. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges collected that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2002 was $1,995,000 with a yield of 4.83%. Actual tax exempt income in 2001 totaled $977,000 with a yield of 4.88%.

Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(dollars in thousands)                        2002 over 2001                   2001 over 2000
                                      -----------------------------    -----------------------------
                                       Volume     Rate       Total      Volume     Rate       Total
                                      -----------------------------    -----------------------------
Increase (decrease) in:
Interest income on:
   Loans                              $  (462)   $(1,205)   $(1,667)   $ 1,253    $  (403)   $   850
   Taxable investment securities          780       (840)       (60)      (327)       (61)      (388)
   Tax-exempt investment securities     1,575        (33)     1,542        515        (21)       494
   Other interest income                 (100)      (138)      (238)       132       (340)      (208)
                                      -------    -------    -------    -------    -------    -------
Total interest income                 $ 1,793    $(2,216)   $  (423)   $ 1,573    $  (825)   $   748
                                      -------    -------    -------    -------    -------    -------

Interest expense on:
   NOW/Money Market deposits          $  (134)   $  (961)   $(1,095)   $   272    $  (616)   $  (344)
   Savings deposits                       496       (149)       347         24        (10)        14
   Time deposits                          311       (825)      (514)       368       (158)       210
   Borrowed funds                         (81)       (60)      (141)       239       (103)       136
                                      -------    -------    -------    -------    -------    -------
Total interest expense                $   592    $(1,995)   $(1,403)   $   903    $  (887)   $    16
                                      -------    -------    -------    -------    -------    -------

Net interest margin                   $ 1,201    $  (221)   $   980    $   670    $    62    $   732
                                      =======    =======    =======    =======    =======    =======

NONINTEREST INCOME

Noninterest income totaled $3,122,000 for the year ended December 31, 2002 compared to $2,387,000 for the year ended December 31, 2001. Trust Department income increased slightly to $1,100,000 from $1,070,000. This was primarily the result of the efforts of new business development. Service charges remained consistent at $472,000 for 2002 and 2001, respectively. Gains on sales of available-for-sale securities totaled $634,000 in 2002. This represented an increase of $504,000 or 388% when comparing total gains on sales of available-for-sale securities of $130,000 in 2001. Movement in the markets presented opportunities for the Company to enhance the return from the securities portfolio which resulted in this increase. Other income, including gain on sale of loans held-for sale, increased $200,000 or 27.97% to $915,000 in 2002. This compares to total other income, including gain on sale of loans held-for-sale, of $715,000 in 2001. This increase was primarily the result of increased fees generated from the refinancing activities in the secondary market as well as an increase in transaction fees generated from activity of deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased 15.10% to $7,775,000 for the year ended December 31, 2002 as compared to $6,755,000 for the corresponding period in 2001. Salaries and employee benefits totaled $4,235,000 for the twelve months ended December 31, 2002 compared to $3,834,000 for the same period in 2001. This was an increase of $401,000 or 10.46% and was primarily the result of the addition of staff for the branch that was acquired in September 2001 coupled with the additional staff that was also hired to service the increase in new business at the Bank's other facilities. Annual pay raises and the increasing costs of employee benefits also contributed to the increased expense. Occupancy and equipment expenses increased $142,000 or 19.37% to $875,000. This compared to total occupancy and equipment expense of $733,000 for the same period in 2001. The increase was primarily the result of expenses associated with having an additional office to maintain. The Company incurred some equipment costs relating to system upgrades. Data processing expenses increased $39,000 or 7.79% for the year ended December 31, 2002 and totaled $533,000. Data processing expenses for the same period in 2001 totaled $495,000. Insurance expenses for the year 2002, which do not include insurance benefits associated with employees, increased $22,000 or 23.69% and totaled $114,000 as compared to $92,000 for 2001. Printing and stationery costs and legal expenses remained very consistent when comparing 2002 to 2001. Amortization expense of the "Core Deposit Intangible" assets associated with the 2001 branch acquisition totaled $68,000 for the year ended December 31, 2002. This expense for 2002 represented a full year of amortization while the total expense of $48,000 represented only three and one half months of the year 2001 because the acquisition was completed in September 2001. Other operating expenses totaled $1,701,000 for the year ended December 31, 2002 compared to other operating expenses totaling $1,318,000 for the corresponding period in 2001. This increase of $383,000 or 29.06% was primarily the result of additional expenses relating to the operation of the newly acquired branch coupled with increased expenses relating to Trust operations as well as normal increases in expenses associated with the operation of the Company.

INCOME TAXES

In 2002, the Company's income tax provision totaled $1,108,000, an effective tax rate of 25.72%. This compared to an income tax provision of $1,370,000 in 2001, reflecting an effective tax rate of 32.08%. This decrease was primarily the result of the impact of an increase in tax exempt interest earned from the securities portfolio.

NET INCOME

Overall, net income totaled $3,199,000 for the year ended December 31, 2002, compared to net income of $2,901,000 for 2001. This was an increase of $298,000 or 10.27% and reflected earnings of $2.25 per share compared to earnings per share of $2.03 for 2001.

FINANCIAL CONDITION
Comparison of December 31, 2003 and 2002

Total assets at December 31, 2003 were $311,100,000 compared to $293,107,000 at December 31, 2002. This is an increase of $17,993,000 or 6.14%. The increase is primarily due to additional advances taken from the Federal Home Loan Bank as part of a strategy to increase interest income.

SECURITIES PORTFOLIO

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversifications to the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. As of December 31, 2003, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $147,021,000. This represents an increase of $8,586,000 or 6.20% over year-end 2002. The increase is a reflection of the strategy to increase interest income as a portion of the advances from the Federal Home Loan Bank were used to purchase securities at a rate of return higher than the borrowing cost in order to generate additional interest income from the securities portfolio.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either Securities-Available-for-Sale and Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At December 31, 2003, the unrealized gain net of tax was $686,000. This compares to an unrealized gain net of tax of $1,734,000 at December 31, 2002. The securities reported as securities-held-to-maturity are stated at amortized cost.

FEDERAL FUNDS SOLD

The balance of federal funds sold totaled $2,272,000 at December 31, 2003. This compares to $1,750,000 at December 31, 2002. This represents a normal operating range of funds for daily cash needs and is considered to be adequate by Management.

LENDING

New business development during the year coupled with a small increase in loan demand resulted in an increase in loans receivable, net of allowance for loan losses of $3,931,000 or 2.90% to $139,563,000 at December 31, 2003, as compared to $135,632,000 at December 31, 2002. Competition for loans remains very aggressive in the market area of the Company. Although the largest dollar volumes of loan activity continues to be in the residential mortgage area, the Company offers a wide variety of loan types and terms along with competitive pricing to customers. The Company's credit function is designed to ensure adherence to prudent credit standards despite competition for loans in the Company's market area.

PROVISIONS AND ALLOWANCE FOR LOAN LOSSES

Total gross loans at December 31, 2003 were $141,228,000, as compared to $137,090,000 at December 31, 2002. This is an increase of $4,138,000 or 3.02%.
At December 31, 2003 approximately 89% of the Bank's loan portfolio was related to real estate products and although the portfolio increased during the year 2003, the concentration remained consistent as approximately 86% of the portfolio was related to real estate at December 31, 2002. The increase in total gross loans was primarily the result of an increase in construction mortgages. Otherwise there were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of the risk associated with extending loans the Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the year 2003 was $313,000 as compared to $300,000 for the year ended December 31, 2002. The level of nonperfoming loans remains low as a percentage of total loans. Nonperforming loans totaled $610,000 or .43 % of total loans at December 31, 2003 as compared to $1,250,000 or .91% of total assets at December 31, 2002. Nonperforming loans are closely monitored by management.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank used in making this determination during the year ended December 31, 2003. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

In addition, a risk of loss factor is applied in evaluating categories of loans generally as part of the periodic analysis of the Allowance for Loan Losses. This analysis reviews the allocations of the different categories of loans within the portfolio and considers historical loan losses and delinquency figures as well as any recent delinquency trends.

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the years ended December 31, 2003 and 2002.

At December 31, 2003 the allowance for loan losses totaled $1,664,000, representing 272.79% of nonperforming loans, which totaled $610,000, and 1.18% of total loans of $141,228,000. This compares to $1,458,000, representing 116.64% of nonperforming loans, which totaled $1,250,000 and .91% of total loans of $137,090,000 at December 31, 2002. A total of $155,000 in loans were charged off during the year 2003, as compared to $251,000 during 2002. A total of $48,000 of previously charged off loans was recovered during the year ended December 31, 2003. Recoveries for the year 2002 totaled $29,000. When comparing the two years, net charge-offs were $107,000 for the year 2003 and during the year 2002 net charge-offs totaled $222,000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, despite the overall good quality of the loan portfolio generally, with expectations of the Company to continue to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate reserve coverage.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year-end 2003 totaled $218,457,000 compared to $211,037,000 at year-end 2002. This increase of $7,420,000 or 3.52% can be primarily attributed to the ongoing efforts of the Company to competitively price products and develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was an increase in demand, NOW and savings accounts which are lower cost core deposits.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)
                                   Year ended December 31
                       2003                  2002                  2001
                -------------------------------------------------------------
                Average               Average               Average
                Balance      Rate     Balance      Rate     Balance      Rate
                -------------------------------------------------------------

Demand          $ 38,998              $ 37,578              $ 31,497
NOW               20,030      .31%      19,833      .82%      17,185     1.07%
Money Market      39,491      .76%      42,923     1.50%      50,331     3.41%
Savings           45,975      .98%      37,629     1.98%      16,674     2.37%
Time              68,898     2.98%      67,157     3.71%      60,854     4.94%
                --------              --------              --------

                $213,392     1.34%    $205,120     1.97%    $176,541     3.00%
                ========              ========              ========

Maturities of time certificates of deposits of $100,000 or more outstanding for the years ended December 31 are summarized as follows:

(dollars in thousands)
                                              Year Ended December 31
                                            2003       2002       2001
                                          -----------------------------

Three months or less                      $ 5,575    $ 3,454    $ 3,895
Over three months through six months        1,343      3,630      4,161
Over six months through one year            5,591      7,913      4,398
Over one year                              11,080      8,050      5,708
                                          -------    -------    -------

Total                                     $23,589    $23,047    $18,162
                                          =======    =======    =======

BORROWINGS

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2003, the Company had $60,897,000 in outstanding advances from the Federal Home Loan Bank compared to $51,891,000 at December 31, 2002. Management expects that it will continue this strategy of supplementing deposit growth with advances from Federal Home Loan Bank of Boston.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2003, the Company was slightly asset sensitive (positive gap). This would suggest that the during a period of rising interest rates the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at December 31, 2003 is within the limits approved by the Board of Directors.

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuation in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, Salisbury Bank and Trust Company is a member of the Federal Home Loan Bank of Boston which provides a source of available borrowings for liquidity.

At December 31, 2003, the Company had approximately $29,003,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

CAPITAL

At December 31, 2003, the Company had $28,850,000 in shareholder equity compared to $27,345,000 at December 31, 2002. This represents an increase of $1,505,000 or 5.50%. Several components contributed to the change since December 2002. Earnings for the year totaled $3,840,000. Market conditions have reduced unrealized securities gains and resulted in a negative adjustment to comprehensive income of $1,049,000. The Company declared dividends in 2003 resulting in a decrease in capital of $1,310,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2002 which resulted in an increase in capital of $24,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are sensitive to the differences in risk associated with various assets. It takes in account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year-end 2003, the Company had a risk-based capital ratio of 16.44% compared to 17.21% at December 31, 2002. The primary difference results from the negative effect of market movements on unrealized gains and therefore a decrease in comprehensive income. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

IMPACT OF INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates tend to have a greater impact on the Company's performance than do the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, inflation could impact earnings in future periods.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition was on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002 it's recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $2,357,884, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $95,429 that would have been recorded if SFAS No. 147 had not been issued. In accordance with SFAS No. 147 the Company tested its reclassified goodwill for impairment as of December 31, 2003. The Company determined that its reclassified goodwill as of those dates was not impaired.

Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose
(a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.

In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

RECENT DEVELOPMENTS

On November 18, 2003, the Company announced the execution of a definitive agreement (the "Agreement") to acquire Canaan National Bancorp, Inc. ("Canaan"), parent of The Canaan National Bank. Canaan is headquartered in Canaan, Connecticut and has a branch in Berkshire County, Massachusetts. On that date, it had assets of approximately $108 million.

Under the terms of the Agreement, which was unanimously approved by the board of directors, the shareholders of Canaan will be entitled to receive merger considerations consisting of $31.20 in cash and 1.3371 shares of Salisbury common stock for every share of Canaan Stock. The purchase price represented 174.5% of Canaan's fully diluted tangible book value and 21.4 times Canaan's last twelve months earnings.

The merger is subject to approval by state and federal bank supervisory agencies and the shareholders of Canaan. Salisbury anticipates that the transaction will close in the third quarter of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operations, or liquidity. (See Note 11 to the Financial Statements).

FORWARD LOOKING STATEMENTS

This Annual Report and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and the Bank, may include forward-looking statements relating to such matters as:

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

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

Management is responsible for the integrity and objectivity of the consolidated financial statements and other information appearing in this Form 10-K. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America applying estimates and management's best judgment as required. To fulfill their responsibilities, management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment or responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that financial records are reliable for the purpose of preparing financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main components of market risk for the Company are equity price risk, credit risk, interest rate risk and liquidity risk. The Company's stock is traded on the American Stock Exchange under the symbol "SAL". As a result, the value of its common stock may fluctuate or respond to price movements relating to the banking industry or other indicia of investment. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling interest rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 2003. A discussion of credit risk can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Auditors' January 20, 2004..........................  F-1

Consolidated Balance Sheets at December 31, 2003 and 2002 ................  F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2003, 2002 and 2001 ........................................  F-3

Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 2003, 2002 and 2001 ....................  F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2003, 2002 and 2001 ........................................  F-5

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 2003, 2002 and 2001 ............................  F-7

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet for the Years Ended December 31, 2003 and 2002 ............  F-23

Statement of Income for the Years Ended
 December 31, 2003, 2002 and 2001 ........................................  F-24

Statement of Cash Flows for the Years Ended
 December 31, 2003, 2002 and 2001 ........................................  F-25

Quarterly Results of Operations (unaudited) ..............................  F-26

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ SHATSWELL, MacLEOD & COMPANY, P.C.

                                        SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 20, 2004

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002

ASSETS                                                                                2003            2002
                                                                                  ------------    ------------
Cash and due from banks                                                           $  7,687,979    $  7,548,911
Interest bearing demand deposits with other banks                                    1,668,310         784,035
Money market mutual funds                                                              500,512         536,982
Federal funds sold                                                                   2,272,000       1,750,000
                                                                                  ------------    ------------
             Cash and cash equivalents                                              12,128,801      10,619,928
Investments in available-for-sale securities (at fair value)                       143,020,363     135,168,536
Investments in held-to-maturity securities (fair values of $234,394 as of
   December 31, 2003 and $331,544 as of December 31, 2002)                             229,425         321,287
Federal Home Loan Bank stock, at cost                                                3,771,000       2,945,200
Loans, less allowance for loan losses of $1,664,274 and $1,458,359 as of
   December 31, 2003 and 2002, respectively                                        139,563,318     135,631,604
Loans held-for-sale                                                                    275,000
Investment in real estate                                                               75,000          75,000
Premises and equipment                                                               2,892,162       2,805,477
Other real estate owned                                                                                 75,000
Goodwill                                                                             2,357,884       2,357,884
Core deposit intangible                                                                731,961         800,316
Accrued interest receivable                                                          1,875,948       1,933,616
Cash surrender value of life insurance policies                                      3,153,941         104,356
Other assets                                                                         1,025,466         268,578
                                                                                  ------------    ------------
             Total assets                                                         $311,100,269    $293,106,782
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                            $ 45,201,440    $ 38,929,897
   Interest-bearing                                                                173,256,010     172,107,507
                                                                                  ------------    ------------
             Total deposits                                                        218,457,450     211,037,404
Federal Home Loan Bank advances                                                     60,897,311      51,890,607
Other liabilities                                                                    2,895,296       2,833,825
                                                                                  ------------    ------------
             Total liabilities                                                     282,250,057     265,761,836
                                                                                  ------------    ------------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
      and outstanding, 1,424,078 shares in 2003 and 1,423,238 shares in 2002           142,408         142,324
   Paid-in capital                                                                   2,327,151       2,303,547
   Retained earnings                                                                25,694,836      23,164,693
   Accumulated other comprehensive income                                              685,817       1,734,382
                                                                                  ------------    ------------
             Total stockholders' equity                                             28,850,212      27,344,946
                                                                                  ------------    ------------
             Total liabilities and stockholders' equity                           $311,100,269    $293,106,782
                                                                                  ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2003, 2002 and 2001

                                                                       2003           2002           2001
                                                                   -----------    -----------    -----------
Interest and dividend income:
   Interest and fees on loans                                      $ 9,226,484    $ 9,677,332    $11,343,508
   Interest on debt securities:
Taxable                                                              3,874,819      4,143,851      4,204,364
      Tax-exempt                                                     2,086,134      1,995,114        977,487
   Dividends on equity securities                                      423,889        219,245        203,806
   Other interest                                                       38,496        121,891        360,226
                                                                   -----------    -----------    -----------
           Total interest and dividend income                       15,649,822     16,157,433     17,089,391
                                                                   -----------    -----------    -----------
Interest expense:
   Interest on deposits                                              2,866,495      4,039,427      5,301,623
   Interest on Federal Home Loan Bank advances                       2,746,975      2,858,310      2,999,174
                                                                   -----------    -----------    -----------
           Total interest expense                                    5,613,470      6,897,737      8,300,797
                                                                   -----------    -----------    -----------
           Net interest and dividend income                         10,036,352      9,259,696      8,788,594
Provision for loan losses                                              312,500        300,000        150,000
                                                                   -----------    -----------    -----------
           Net interest and dividend income after provision for
             loan losses                                             9,723,852      8,959,696      8,638,594
                                                                   -----------    -----------    -----------
Other income:
   Trust department income                                           1,252,000      1,100,160      1,070,017
   Service charges on deposit accounts                                 560,291        472,201        472,120
   Gain on sales of available-for-sale securities, net               1,058,140        634,080        130,117
   Gain on sales of loans held-for-sale                                262,088        227,244        183,618
   Gain on sales of other real estate owned                             52,151
   Other income                                                        799,429        688,128        531,265
                                                                   -----------    -----------    -----------
           Total other income                                        3,984,099      3,121,813      2,387,137
                                                                   -----------    -----------    -----------
Other expense:
   Salaries and employee benefits                                    4,833,913      4,235,122      3,833,838
   Occupancy expense                                                   359,458        306,486        246,549
   Equipment expense                                                   579,395        568,422        486,393
   Data processing                                                     575,441        533,405        494,856
   Insurance                                                           114,806        114,184         92,323
   Printing and stationery                                             183,970        187,021        178,624
   Legal expense                                                       127,772         60,561         56,286
   Amortization of core deposit intangible                              68,355         68,354         19,936
   Amortization of unidentifiable intangible assets from branch
      acquisition                                                                                     27,831
   Other expense                                                     1,756,789      1,701,389      1,318,218
                                                                   -----------    -----------    -----------
           Total other expense                                       8,599,899      7,774,944      6,754,854
                                                                   -----------    -----------    -----------
           Income before income taxes                                5,108,052      4,306,565      4,270,877
Income taxes                                                         1,267,950      1,107,770      1,369,674
                                                                   -----------    -----------    -----------
           Net income                                              $ 3,840,102    $ 3,198,795    $ 2,901,203
                                                                   ===========    ===========    ===========

Earnings per common share                                          $      2.70    $      2.25    $      2.03
                                                                   ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2003, 2002 and 2001

                                                       Number
                                                         of
                                                       Shares            Common           Paid-in           Retained
                                                       Issued            Stock            Capital           Earnings
                                                    ------------      ------------      ------------      ------------
Balance, December 31, 2000                             1,458,366      $    145,837      $  2,968,894      $ 19,516,414
Comprehensive income:
   Net income                                                                                                2,901,203
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect
        Comprehensive income
Repurchase of common stock, 36,008 shares
Transfer treasury stock to reduce shares
   issued                                                (36,008)           (3,601)         (687,479)
Dividends declared ($.84 per share)                                                                         (1,199,462)
                                                    ------------      ------------      ------------      ------------
Balance, December 31, 2001                             1,422,358           142,236         2,281,415        21,218,155
Comprehensive income:
   Net income                                                                                                3,198,795
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect
        Comprehensive income
Issuance of 880 shares for Directors' fees                   880                88            22,132
Dividends declared ($.88 per share)                                                                         (1,252,257)
                                                    ------------      ------------      ------------      ------------
Balance, December 31, 2002                             1,423,238           142,324         2,303,547        23,164,693
Comprehensive income:
   Net income                                                                                                3,840,102
   Net change in unrealized holding gain
      on available-for-sale securities, net of
      tax effect
        Comprehensive income
Issuance of 840 shares for Directors' fees                   840                84            23,604
Dividends declared ($.92 per share)                                                                         (1,309,959)
                                                    ------------      ------------      ------------      ------------
Balance, December 31, 2003                             1,424,078      $    142,408      $  2,327,151      $ 25,694,836
                                                    ============      ============      ============      ============

                                                                    Accumulated
                                                                       Other
                                                   Treasury        Comprehensive
                                                     Stock         Income (Loss)         Total
                                                 ------------      ------------      ------------
Balance, December 31, 2000                       $                 $   (170,889)     $ 22,460,256
Comprehensive income:
   Net income
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect                                                       (107,771)
        Comprehensive income                                                            2,793,432
Repurchase of common stock, 36,008 shares            (691,080)                           (691,080)
Transfer treasury stock to reduce shares
   issued                                             691,080
Dividends declared ($.84 per share)                                                    (1,199,462)
                                                 ------------      ------------      ------------
Balance, December 31, 2001                                             (278,660)       23,363,146
Comprehensive income:
   Net income
   Net change in unrealized holding loss
      on available-for-sale securities, net of
      tax effect                                                      2,013,042
        Comprehensive income                                                            5,211,837
Issuance of 880 shares for Directors' fees                                                 22,220
Dividends declared ($.88 per share)                                                    (1,252,257)
                                                 ------------      ------------      ------------
Balance, December 31, 2002                                            1,734,382        27,344,946
Comprehensive income:
   Net income
   Net change in unrealized holding gain
      on available-for-sale securities, net of
      tax effect                                                     (1,048,565)
        Comprehensive income                                                            2,791,537
Issuance of 840 shares for Directors' fees                                                 23,688
Dividends declared ($.92 per share)                                                    (1,309,959)
                                                 ------------      ------------      ------------
Balance, December 31, 2003                       $                 $    685,817      $ 28,850,212
                                                 ============      ============      ============

Reclassification disclosure for the years ended December 31:

                                                                        2003            2002            2001
                                                                    -----------     -----------     -----------
Net unrealized (losses) gains on available-for-sale securities      $  (370,016)    $ 3,931,446     $   (46,411)
Reclassification adjustment for net realized gains in net income     (1,058,140)       (634,080)       (130,117)
                                                                    -----------     -----------     -----------
   Other comprehensive (loss) income before income tax effect        (1,428,156)      3,297,366        (176,528)
Income tax benefit (expense)                                            556,267      (1,284,324)         68,757
                                                                    -----------     -----------     -----------
                                                                       (871,889)      2,013,042        (107,771)
                                                                    -----------     -----------     -----------
Minimum pension liability adjustment                                   (289,396)
Income tax benefit                                                      112,720
                                                                    -----------     -----------     -----------
                                                                       (176,676)
                                                                    -----------     -----------     -----------
      Other comprehensive (loss) income, net of tax                 $(1,048,565)    $ 2,013,042     $  (107,771)
                                                                    ===========     ===========     ===========

Accumulated other comprehensive income (loss) consists of the following as of December 31:

                                                                                           2003           2002          2001
                                                                                        ----------     ----------    ----------
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes    $  862,493     $1,734,382    $ (278,660)
Minimum pension liability adjustment, net of taxes                                        (176,676)
                                                                                        ----------     ----------    ----------
Accumulated other comprehensive income (loss)                                           $  685,817     $1,734,382    $ (278,660)
                                                                                        ==========     ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2003, 2002 and 2001

                                                                          2003              2002              2001
                                                                     -------------     -------------     -------------
Cash flows from operating activities:
   Net income                                                        $   3,840,102     $   3,198,795     $   2,901,203
   Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization (accretion) of securities, net                        395,030           454,034           (49,133)
        Gain on sales of available-for-sale securities, net             (1,058,140)         (634,080)         (130,117)
        Gain on sales of other real estate owned                           (52,151)
        Provision for loan losses                                          312,500           300,000           150,000
        Change in loans held-for-sale                                     (275,000)
        Net increase in mortgage servicing rights                          (67,250)
        Depreciation and amortization                                      335,672           378,204           345,544
        Amortization of intangible assets from branch acquisition                                               27,831
        Amortization of core deposit intangible                             68,355            68,354            19,936
        Accretion of fair value adjustment on deposits                     (11,450)         (100,484)         (136,287)
        (Increase) decrease in interest receivable                          57,668          (252,348)          108,960
        Deferred tax expense (benefit)                                     137,341            14,647           (24,072)
        (Increase) decrease in prepaid expenses                           (124,330)           94,379           (84,167)
        Increase in cash surrender value of insurance
           policies                                                        (49,585)          (13,342)          (16,811)
        Increase in income tax receivable                                 (154,792)          (20,977)          (43,254)
        (Increase) decrease in other assets                               (205,831)          (11,058)            2,717
        Increase in accrued expenses                                       197,428           166,703           176,341
        Decrease in interest payable                                       (80,151)          (30,825)          (39,979)
        Increase (decrease) in other liabilities                            20,000            (1,026)           (7,275)
        Issuance of shares for Directors fees                               23,688            22,220
                                                                     -------------     -------------     -------------

   Net cash provided by operating activities                             3,309,104         3,633,196         3,201,437
                                                                     -------------     -------------     -------------

Cash flows from investing activities:
   Purchases of Federal Home Loan Bank stock                              (825,800)                            (14,900)
   Purchases of available-for-sale securities                          (89,014,647)     (104,324,117)      (88,096,807)
   Proceeds from sales of available-for-sale securities                 49,353,780        41,970,330        19,419,941
   Proceeds from maturities of available-for-sale securities            31,044,359        28,715,141        48,212,964
   Proceeds from maturities of held-to-maturity securities                  91,497            70,445            10,032
   Loan purchases                                                                         (1,017,677)       (2,800,000)
   Loan originations and principal collections, net                     (4,157,060)        8,112,107        (2,128,114)
   Recoveries of loans previously charged off                               48,508            29,148           103,658
   Other real estate owned - expenditures capitalized                       (8,511)
   Capital expenditures                                                   (475,024)         (393,809)         (329,877)
   Premiums paid on insurance policies                                                       (12,381)          (12,381)
   Purchase of life insurance policies                                  (3,000,000)
   Life insurance policy proceeds                                                            192,443
                                                                     -------------     -------------     -------------

   Net cash used in investing activities                               (16,942,898)      (26,658,370)      (25,635,484)
                                                                     -------------     -------------     -------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2003, 2002 and 2001
                                   (continued)

                                                                     2003             2002             2001
                                                                 ------------     ------------     ------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
      savings accounts                                              9,642,776        6,479,009       18,060,288
   Net (decrease) increase in time deposits                        (2,211,280)       3,307,391       (9,573,854)
   Assumption of net deposits on branch acquisitions                                                 22,897,443
   Long term advances from Federal Home Loan Bank                                                    20,000,000
   Principal payments on advances from Federal Home Loan Bank     (10,993,296)      (1,113,139)     (14,353,547)
   Net changes in short term advances                              20,000,000
   Dividends paid                                                  (1,295,533)      (1,237,840)      (1,454,946)
   Net repurchase of common stock                                                                      (691,080)
                                                                 ------------     ------------     ------------

   Net cash provided by financing activities                       15,142,667        7,435,421       34,884,304
                                                                 ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                1,508,873      (15,589,753)      12,450,257
Cash and cash equivalents at beginning of year                     10,619,928       26,209,681       13,759,424
                                                                 ------------     ------------     ------------
Cash and cash equivalents at end of year                         $ 12,128,801     $ 10,619,928     $ 26,209,681
                                                                 ============     ============     ============

Supplemental disclosures:
   Interest paid                                                 $  5,693,621     $  7,029,046     $  8,477,063
   Income taxes paid                                                1,285,401        1,114,100        1,437,000
   Transfer of allowance for loan losses to other liabilities                           64,073
   Loan granted to finance sale of other real estate owned            135,662
   Loan transferred to other real estate owned                                          75,000
   Branch office acquisition:
      Deposits assumed                                                                             $ 26,565,337
      Loans acquired                                                                                   (121,423)
      Fixed assets acquired                                                                            (272,150)
                                                                                                   ------------
      Net liabilities assumed                                                                        26,171,764

      Cash received                                                                                 (22,897,443)
                                                                                                   ------------
      Intangible assets                                                                            $  3,274,321
                                                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002 and 2001

NOTE 1 - NATURE OF OPERATIONS

Salisbury Bancorp, Inc. (Bancorp) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank & Trust Company (Bank) operates as its wholly-owned subsidiary. (Bancorp and the Bank are referred to together as the (Company).

The Bank is a state chartered bank which was incorporated in 1874 and is headquartered in Lakeville, Connecticut. The Bank operates its business from four banking offices located in Connecticut. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

      Cash and due from banks as of December 31, 2003 and December 31, 2002 includes $906,000 and $1,781,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

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

            -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

            -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

            -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

      Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

      LOANS:

      Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans.

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

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 3 to 40 years for buildings and 2 to 25 years for furniture and equipment.

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets and subsequent writedowns are included in other expense.

      In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

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

      FAIR VALUES OF FINANCIAL INSTRUMENTS:

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

      Loans held-for-sale: Fair values of mortgage loans held-for-sale are based on commitments on hand from investors or prevailing market prices.

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

      STOCK BASED COMPENSATION:

      The Company has a stock-based plan to compensate non-employee directors for their services. This plan is more fully described in Note 14. Compensation cost for these services is reflected in net income in an amount equal to the fair value of the shares of company common stock payable to the directors.

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

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition was on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted.

      In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $2,357,884, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $95,429 that would have been recorded if SFAS No. 147 had not been issued. In accordance with SFAS No. 147 the Company tested its reclassified goodwill for impairment as of December 31, 2003. The Company determined that its reclassified goodwill as of those dates was not impaired.

      Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

      The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In

      December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                                              Gains In           Losses In
                                                                            Accumulated         Accumulated
                                                         Amortized             Other               Other
                                                           Cost            Comprehensive       Comprehensive           Fair
                                                           Basis               Income              Income              Value
                                                       -------------       -------------       -------------       -------------
Available-for-sale securities:
   December 31, 2003:
      Equity securities                                $       3,031       $     132,552       $                   $     135,583
      U.S. government agencies preferred stock             8,074,043                                (463,628)          7,610,415
      Debt securities issued by the U.S. Treasury
        and other U. S. government corporations
        and agencies                                      51,886,017             329,421            (235,866)         51,979,572
      Debt securities issued by states of the
        United States and political subdivisions
        of the states                                     44,609,900           1,521,298            (143,363)         45,987,835
      Money market mutual funds                              500,512                                                     500,512
      Mortgage-backed securities                          37,034,607             372,971            (100,620)         37,306,958
                                                       -------------       -------------       -------------       -------------
                                                         142,108,110           2,356,242            (943,477)        143,520,875
      Money market mutual funds included in
        cash and cash equivalents                           (500,512)                                                   (500,512)
                                                       -------------       -------------       -------------       -------------
                                                       $ 141,607,598       $   2,356,242       $    (943,477)      $ 143,020,363
                                                       =============       =============       =============       =============

                                                                              Gains In           Losses In
                                                                            Accumulated         Accumulated
                                                         Amortized             Other               Other
                                                           Cost            Comprehensive       Comprehensive           Fair
                                                           Basis               Income              Income              Value
                                                       -------------       -------------       -------------       -------------
   December 31, 2002:
      Equity securities                                $       3,031       $      86,154       $                   $      89,185
      U.S. government agencies preferred stock             4,047,250             131,930                               4,179,180
      Debt securities issued by the U.S. Treasury
        and other U. S. government corporations
        and agencies                                      41,294,731             383,557             (43,163)         41,635,125
      Debt securities issued by states of the
        United States and political subdivisions
        of the states                                     41,564,707           1,234,464              (6,855)         42,792,316
      Money market mutual funds                              536,982                                                     536,982
      Mortgage-backed securities                          45,417,896           1,091,525             (36,691)         46,472,730
                                                       -------------       -------------       -------------       -------------
                                                         132,864,597           2,927,630             (86,709)        135,705,518
      Money market mutual funds included in
        cash and cash equivalents                           (536,982)                                                   (536,982)
                                                       -------------       -------------       -------------       -------------
                                                       $ 132,327,615       $   2,927,630       $     (86,709)      $ 135,168,536
                                                       =============       =============       =============       =============

                                                        Gross         Gross
                                         Amortized   Unrecognized  Unrecognized
                                           Cost        Holding       Holding         Fair
                                           Basis        Gains          Loss          Value
                                         ---------   ------------  ------------    --------
   Held-to-maturity securities:
      December 31, 2003:
         Mortgage-backed securities      $229,425      $  4,969      $             $234,394
                                         ========      ========      ========      ========

      December 31, 2002:
         Mortgage-backed securities      $321,287      $ 10,257      $             $331,544
                                         ========      ========      ========      ========

The scheduled maturities of debt securities were as follows as of December 31, 2003:

                                           Available-For-Sale           Held-To-Maturity
                                           ------------------     --------------------------
                                                                  Amortized
                                                  Fair              Cost             Fair
                                                  Value             Basis            Value
                                              ------------        ---------        ---------
Due after one year through five years         $    240,648        $                $
Due after five years through ten years           7,305,085
Due after ten years                             98,032,089
Mortgage-backed securities                      37,306,958          229,425          234,394
                                              ------------        ---------        ---------
                                              $142,884,780        $ 229,425        $ 234,394
                                              ============        =========        =========

During 2003, proceeds from sales of available-for-sale securities amounted to $49,353,780. Gross realized gains and gross realized losses on those sales amounted to $1,136,732 and $78,592, respectively. During 2002, proceeds from sales of available-for-sale securities amounted to $41,970,330. Gross realized gains and gross realized losses on those sales amounted to $634,705 and $625, respectively. During 2001, proceeds from sales of available-for-sale securities amounted to $19,419,941. Gross realized gains on those sales amounted to $130,117. The tax provision applicable to these net realized gains amounted to $412,146, $246,974 and $50,681, respectively.

The amortized cost basis and fair market value of securities of issuers which exceeded 10% of equity were as follows as of December 31, 2003:

                                                        Amortized
                                                           Cost        Fair
                                                           Basis       Value
                                                        ----------   ----------
Federal Home Loan Mortgage Corporation Preferred Stock  $6,074,043   $5,772,347
                                                        ==========   ==========

Total carrying amounts of $2,586,127 and $4,629,082 of debt securities were pledged to secure public deposits, treasury tax and loan and for other purposes as required by law as of December 31, 2003 and 2002, respectively.

Debt and equity securities as of December 31, 2003 where the fair value is below the book value are as follows:

                                                  Less than 12 Months          12 Months or Longer                Total
                                              --------------------------    ------------------------    --------------------------
                                                 Fair        Unrealized        Fair       Unrealized       Fair         Unrealized
                                                 Value          Losses         Value        Losses         Value          Losses
                                              -----------    -----------    ----------    ----------    -----------    -----------
Description of securities:
   U.S. government agencies preferred
      stock                                   $ 7,610,415    $   463,628    $             $             $ 7,610,415    $   463,628
   Debt securities issued by the U.S.
      Treasury and other U. S. government
        corporations and agencies              11,153,693        235,866                                 11,153,693        235,866
   Debt securities issued by states of the
      United States and political
        subdivisions of the states              7,127,832        143,363                                  7,127,832        143,363
   Mortgage-backed securities                  12,208,853         87,493       875,856        13,127     13,084,709        100,620
                                              -----------    -----------    ----------    ----------    -----------    -----------
        Total temporarily impaired
           securities                         $38,100,793    $   930,350    $  875,856    $   13,127    $38,976,649    $   943,477
                                              ===========    ===========    ==========    ==========    ===========    ===========

The securities that have been in an unrealized loss position for over twelve consecutive months are adjustable rate mortgage securities guaranteed by the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation. The decline is due to rapid prepayments on the underlying collateral and a low interest rate environment. Since there has been no credit deterioration and the market price decline is due to the current interest rate environment, management deems the securities are not other than temporarily impaired. The securities that have been in an unrealized loss position for less than twelve months consist of debt and equity securities issued by the U.S. treasury, U.S. government corporations and agencies, and states of the United States and political subdivisions of the states. The unrealized losses in these securities are attributable to changes in market interest rates. Company management does not intend to sell any of the securities in the near term, and due to the relative short duration of the securities, anticipates that the unrealized losses that currently exist will be dramatically reduced going forward.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                      2003            2002
                                                 -------------   -------------
Commercial, financial and agricultural           $   9,148,870   $  10,126,812
Real estate - construction and land development     15,306,946       6,027,041
Real estate - residential                           90,806,942      93,635,616
Real estate - commercial                            19,199,687      18,002,442
Consumer                                             6,691,762       9,007,417
Other                                                   73,385         290,635
                                                 -------------   -------------
                                                   141,227,592     137,089,963
Allowance for loan losses                           (1,664,274)     (1,458,359)
                                                 -------------   -------------
             Net loans                           $ 139,563,318   $ 135,631,604
                                                 =============   =============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2003. Total loans to such persons and their companies amounted to $852,341 as of December 31, 2003. During 2003 advances of $168,303 were made and repayments totaled $350,318.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                          2003            2002            2001
                                                      -----------     -----------     -----------
Balance at beginning of period                        $ 1,458,359     $ 1,444,504     $ 1,291,502
Provision for loan losses                                 312,500         300,000         150,000
Recoveries of loans previously charged off                 48,508          29,148         103,658
Loans charged off                                        (155,093)       (251,220)       (100,656)
Transfer to liability account for estimated losses
   on loan commitments                                                    (64,073)
                                                      -----------     -----------     -----------
Balance at end of period                              $ 1,664,274     $ 1,458,359     $ 1,444,504
                                                      ===========     ===========     ===========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                                 2003       2002
                                                                 ----       ----
                                                                  (in thousands)
Total nonaccrual loans                                           $ 75       $855
                                                                 ====       ====

Accruing loans which are 90 days or more overdue                 $535       $124
                                                                 ====       ====

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows as of December 31:

                                                                              2003                      2002
                                                                   -------------------------  -------------------------
                                                                   Recorded       Related     Recorded       Related
                                                                   Investment     Allowance   Investment     Allowance
                                                                   In Impaired    For Credit  In Impaired    For Credit
                                                                   Loans          Losses      Loans          Losses
                                                                   -----------    ----------  -----------    ----------
Loans for which there is a related allowance for credit losses       $      0      $     0      $511,063      $81,899

Loans for which there is no related allowance for credit losses
                                                                     --------      -------      --------      -------

             Totals                                                  $      0      $     0      $511,063      $81,899
                                                                     ========      =======      ========      =======

Average recorded investment in impaired loans during the
   year ended December 31                                            $353,758                   $397,162
                                                                     ========                   ========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

             Total recognized                                        $ 43,762                   $ 18,156
                                                                     ========                   ========
             Amount recognized using a cash-basis method of
                accounting                                           $ 43,762                   $    930
                                                                     ========                   ========

In 2003 the Company capitalized mortgage servicing rights totaling $69,844 and amortized $1,924. The balance of capitalized mortgage servicing rights included in other assets at December 31, 2003 was $67,250. Prior to 2003, the Company did not sell loans with servicing retained and, therefore, did not record any mortgage servicing rights.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the year ended December 31, 2003.

Balance, beginning of year                                                  $  0
Additions                                                                    670
Reductions                                                                     0
Direct write-downs                                                             0
                                                                            ----
Balance, end of year                                                        $670
                                                                            ====

The fair value of the mortgage servicing rights was $74,512 as of December 31, 2003.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others was $6,753,826 and $0 at December 31, 2003 and 2002, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                       2003             2002
                                                   -----------      -----------
Land                                               $   350,644      $   350,644
Buildings                                            2,766,168        2,681,394
Furniture and equipment                              1,888,716        1,781,712
                                                   -----------      -----------
                                                     5,005,528        4,813,750
Accumulated depreciation and amortization           (2,113,366)      (2,008,273)
                                                   -----------      -----------
                                                   $ 2,892,162      $ 2,805,477
                                                   ===========      ===========

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2003 and 2002 was $23,588,591 and $23,047,271,
respectively.

For time deposits as of December 31, 2003, the scheduled maturities for years ended December 31 are:

           2004                                           $40,657,829
           2005                                            11,127,709
           2006                                             7,988,668
           2007                                             3,748,711
           2008                                             3,779,089
                                                            ---------
                                                          $67,302,006
                                                          ===========

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were customers of the Bank during 2003. Total deposits to such persons and their companies amounted to $610,337 as of December 31, 2003 and $745,840 as of December 31, 2002.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2003 and thereafter are summarized as follows:

                                                          AMOUNT
                                                       -----------
           2004                                        $20,766,823
           2005                                            263,339
           2006                                            188,605
           2007                                            200,582
           2008                                             99,200
           Thereafter                                   39,378,762
                                                       -----------
                                                       $60,897,311
                                                       ===========

An advance of $19,000,000 is redeemable on January 26, 2004 and quarterly thereafter, an advance of $10,000,000 is redeemable on February 26, 2004 and quarterly thereafter and an advance of $10,000,000 is redeemable on March 15, 2004 and quarterly thereafter.

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

At December 31, 2003, the interest rates on FHLB advances ranged from 1.15 percent to 6.45 percent. At December 31, 2003, the weighted average interest rate on FHLB advances was 4.06 percent.

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

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                                   2003            2002
                                                                               -----------     -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                                     $ 2,019,027     $ 2,345,618
   Actuarial loss                                                                  489,531          67,008
   Service cost                                                                    188,104         124,322
   Interest cost                                                                   148,033         189,459
   Benefits paid                                                                   (82,680)       (707,380)
                                                                               -----------     -----------
        Benefit obligation at end of year                                        2,762,015       2,019,027
                                                                               -----------     -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year                      1,396,711       2,171,193
   Actual return on plan assets                                                    205,463        (244,376)
   Contributions                                                                   268,069         177,274
   Benefits paid                                                                   (82,680)       (707,380)
                                                                               -----------     -----------
        Fair value of plan assets at end of year                                 1,787,563       1,396,711
                                                                               -----------     -----------

Funded status                                                                     (974,452)       (622,316)
Unrecognized net loss from actuarial experience                                    560,356         177,951
Unrecognized prior service cost                                                     93,653          94,544
Unamortized net asset existing at date of adoption of
   SFAS No. 87                                                                      58,364          58,364
                                                                               -----------     -----------
        Accrued benefit cost included in other liabilities                     $  (262,079)    $  (291,457)
                                                                               ===========     ===========

Amounts recognized in the balance sheet as of December 31, 2003 consist of:

Accrued benefit cost                                                           $  (262,079)
Accrued benefit liability                                                         (441,413)
Intangible asset                                                                   152,017
Accumulated other comprehensive loss                                               289,396
                                                                               -----------
        Net amount recognized                                                  $  (262,079)
                                                                               ===========

The accumulated benefit obligation for the Company's defined benefit pension plan was $2,491,054 and $1,590,800 at December 31, 2003 and 2002, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.0% and 6.0% and 8.0% and 6.0% for 2003 and 2002, respectively. The expected long-term rate of return on assets was 7.25% and 8.0% for 2003 and 2002.

The overall expected long-term rate of return on assets is primarily determined by historical performance and evaluation of current economic and market conditions.

Components of net periodic cost:

                                             2003          2002          2001
                                          ---------     ---------     ---------
Service cost                              $ 188,104     $ 124,322     $ 141,721
Interest cost on benefit obligation         148,033       189,459       168,343
Expected return on assets                  (107,010)     (176,526)     (180,290)
Amortization of prior service cost            9,564         9,564         9,564
                                          ---------     ---------     ---------
        Net periodic cost                 $ 238,691     $ 146,819     $ 139,338
                                          =========     =========     =========

Plan Assets

The Company's pension plan asset allocations by asset category are as follows:

                                                         December 31 2003             December 31, 2002
                                                     -----------------------       -----------------------
                                                     Fair Value      Percent       Fair Value      Percent
                                                     ----------      -------       ----------      -------
                 Asset Category
----------------------------------------------
Equity securities                                    $1,082,595        60.6%       $  777,979        55.7%
U.S. Government treasury and agency securities          596,662        33.4           503,845        36.1
Corporate bonds                                          24,015         1.3
Money market mutual funds                                84,291         4.7           114,887         8.2
                                                     ----------       -----        ----------       -----
           Total                                     $1,787,563       100.0%       $1,396,711       100.0%
                                                     ==========       =====        ==========       =====

The pension plan investments are managed by the Trust Department of the Bank. The investments in the plan are reviewed and approved by the Trust Committee. The asset allocation of the plan is a balanced allocation. Debt securities are timed to mature when employees are due to retire. Debt securities are laddered for coupon and maturity. Equities are put in the plan to achieve the balanced allocation and to provide growth of the principal portion of the plan and to provide diversification. The Trust Committee reviews the policies of the plan. The prudent investor rule and applicable ERISA regulations are applied to the management of the funds and investment selections.

The Company adopted a 401(k) Plan effective in 2000. Under the Plan eligible participants may contribute up to fifteen percent of their pay. The Company may make discretionary contributions to the Plan. The Company's contribution in the years ended December 31, 2003, 2002 and 2001 amounted to approximately $46,000, $53,000 and $48,000, respectively. Discretionary contributions vest in full after five years.

Eleven of the Company's executives have a change in control agreement ("agreement") with the Company. The agreements provide that if following a "change-in-control" of the Company or Bank, an Executive Officer is terminated under certain defined circumstances, or is reassigned, within a period of twelve
(12) months following the change in control, such Executive Officer will be entitled to a lump sum payment equal to six or 12 months of his or her compensation based upon the most recent aggregate base salary paid to the Executive Officer in the twelve (12) month period immediately preceding the date of change in control.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

                                         2003           2002            2001
                                     -----------    -----------     -----------
Current:
   Federal                           $   708,089    $   790,590     $ 1,073,942
   State                                 422,520        302,533         319,804
                                     -----------    -----------     -----------
                                       1,130,609      1,093,123       1,393,746
                                     -----------    -----------     -----------
Deferred:
   Federal                               126,996          4,143         (19,437)
   State                                  10,345         10,504          (4,635)
                                     -----------    -----------     -----------
                                         137,341         14,647         (24,072)
                                     -----------    -----------     -----------
      Total income tax expense       $ 1,267,950    $ 1,107,770     $ 1,369,674
                                     ===========    ===========     ===========

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                      2003      2002      2001
                                                      ----      ----      ----
                                                      % of      % of      % of
                                                     Income    Income    Income
                                                     ------    ------    ------
Federal income tax at statutory rate                  34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                 (15.8)    (16.8)     (7.8)
   Other items                                         1.0       3.5       1.0
State tax, net of federal tax benefit                  5.6       5.0       4.9
                                                      ----      ----      ----
        Effective tax rates                           24.8%     25.7%     32.1%
                                                      ====      ====      ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                       2003            2002
                                                                   -----------     -----------
Deferred tax assets:
   Allowance for loan losses                                       $   482,312     $   396,543
   Interest on non-performing loans                                      2,426          20,197
   Accrued deferred compensation                                        18,724          18,721
   Post retirement benefits                                             31,939          24,149
   Other real estate owned property writedown                           25,317          25,317
   Deferred organization costs                                                           1,000
   Accrued pensions                                                    102,080         113,523
   Minimum pension liability                                           112,720
   Alternative minimum tax                                                              65,433
                                                                   -----------     -----------
             Gross deferred tax assets                                 775,518         664,883
                                                                   -----------     -----------

Deferred tax liabilities:
   Core deposit intangible asset                                      (208,252)       (151,839)
   Accelerated depreciation                                           (400,660)       (337,585)
   Discount accretion                                                   (9,383)        (19,809)
   Mortgage servicing rights                                           (26,194)
   Net unrealized holding gain on available-for-sale securities       (550,272)     (1,106,539)
                                                                   -----------     -----------
             Gross deferred tax liabilities                         (1,194,761)     (1,615,772)
                                                                   -----------     -----------
Net deferred tax liabilities                                       $  (419,243)    $  (950,889)
                                                                   ===========     ===========

Deferred tax assets as of December 31, 2003 and 2002 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2003, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company entered into an agreement with a third party in which the third party is to provide the Company with account processing services and other miscellaneous services. Under the agreement, the Company is obligated to pay monthly processing fees through January 31, 2006 and the Company may cancel the agreement at any time, provided the Company pays a termination fee based on the remaining unused term of the agreement. The amount of the termination fee is to be determined by multiplying the average monthly invoice during the prior twelve months by 65% times the remaining months under the agreement.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2003 and 2002, the maximum potential amount of the Company's obligation was $20,000 and $20,000, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                2003                            2002
                                    ----------------------------    ----------------------------
                                      Carrying          Fair          Carrying          Fair
                                       Amount           Value          Amount           Value
                                    ------------    ------------    ------------    ------------
Financial assets:
   Cash and cash equivalents        $ 12,128,801    $ 12,128,801    $ 10,619,928    $ 10,619,928
   Available-for-sale securities     143,020,363     143,020,363     135,168,536     135,168,536
   Held-to-maturity securities           229,425         234,394         321,287         331,544
   Federal Home Loan Bank stock        3,771,000       3,771,000       2,945,200       2,945,200
   Loans, net                        139,563,318     140,419,000     135,631,604     137,453,000
   Loans held-for-sale                   275,000         278,719
   Accrued interest receivable         1,875,948       1,875,948       1,933,616       1,933,616

Financial liabilities:
   Deposits                          218,457,450     219,891,000     211,037,404     212,283,000
   FHLB advances                      60,897,311      61,245,695      51,890,607      53,173,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                      2003               2002
                                                  -----------        -----------
Commitments to originate loans                    $ 2,337,315        $10,421,946
Standby letters of credit                              20,000             20,000
Unadvanced portions of loans:
   Home equity                                     10,374,759          8,893,908
   Commercial lines of credit                       6,935,664          6,383,820
   Construction                                     3,349,345          1,754,774
   Consumer                                         5,986,321          5,737,646
                                                  -----------        -----------
                                                  $29,003,404        $33,212,094
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                            To Be Well
                                                                                                            Capitalized Under
                                                                        For Capital                         Prompt Corrective
                                                    Actual              Adequacy Purposes                   Action Provisions
                                              ----------------   ------------------------------     -------------------------------
                                               Amount    Ratio    Amount            Ratio            Amount             Ratio
                                              -------    -----   -------            -----           -------             -----
                                                                       (Dollar amounts in thousands)
As of December 31, 2003:
   Total Capital (to Risk Weighted Assets)

      Consolidated                            $26,308    16.44%  $12,803           >/=       8.0%         N/A

      Salisbury Bank & Trust Company           25,882    16.19    12,788           >/=       8.0      $15,986           >/=    0.0%

   Tier 1 Capital (to Risk Weighted Assets)

      Consolidated                             24,566    15.35     6,402           >/=       4.0          N/A

      Salisbury Bank & Trust Company           24,140    15.10     6,394           >/=       4.0        9,591           >/=    6.0

   Tier 1 Capital (to Average Assets)

      Consolidated                             24,566     8.05    12,203           >/=       4.0          N/A

      Salisbury Bank & Trust Company           24,140     7.92    12,188           >/=       4.0       15,235           >/=    5.0

As of December 31, 2002:
   Total Capital (to Risk Weighted Assets)

      Consolidated                             24,073    17.21    11,199           >/=       8.0          N/A

      Salisbury Bank & Trust Company           23,838    17.06    11,194           >/=       8.0       13,992           >/=    0.0

   Tier 1 Capital (to Risk Weighted Assets)

      Consolidated                             22,453    16.05     5,600           >/=       4.0          N/A

      Salisbury Bank & Trust Company           22,218    15.90     5,597           >/=       4.0        8,395           >/=    6.0

   Tier 1 Capital (to Average Assets)

      Consolidated                             22,453     7.80    11,513           >/=       4.0          N/A

      Salisbury Bank & Trust Company           22,218     7.73    11,497           >/=       4.0       14,371           >/=    5.0

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

As of December 31, 2003 the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $11,952,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN

At the 2001 annual meeting the stockholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the Plan)." This plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the plan is 15,000. The first grant date under this plan preceded the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date the Plan was approved by the stockholders is issued an "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of the Company. In 2003 and 2002, 840 and 880 shares, respectively, were issued under the Plan and the related compensation expense amounted to $23,688 and $22,220, respectively.

NOTE 15 - ACQUISITION

On November 17, 2003, the Company executed a definitive agreement (the "Agreement") to acquire Canaan National Bancorp, Inc., with the Company being the surviving corporation.

Under the terms of the Agreement, which was unanimously approved by the Board of Directors, the shareholders of the Canaan National Bancorp, Inc. will be entitled to receive merger consideration consisting of $31.20 in cash and 1.3371 shares of Company common stock for every share of Canaan National Bancorp, Inc. stock, subject to possible adjustment.

The merger is subject to approval by state and federal bank supervisory agencies and the Canaan National Bancorp, Inc.'s shareholders.

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

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                                 BALANCE SHEETS

                           December 31, 2003 and 2002

ASSETS                                                         2003           2002
                                                           -----------    -----------
Checking account in Salisbury Bank & Trust Company         $       391    $       185
Money market mutual funds                                      500,512        536,982
Investment in subsidiary                                    28,424,203     27,110,438
Due from subsidiary                                             33,000          9,453
Other assets                                                   219,644          1,000
                                                           -----------    -----------
             Total assets                                  $29,177,750    $27,658,058
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                          $   327,538    $   313,112
                                                           -----------    -----------
             Total liabilities                                 327,538        313,112
Total stockholders' equity                                  28,850,212     27,344,946
                                                           -----------    -----------
             Total liabilities and stockholders' equity    $29,177,750    $27,658,058
                                                           ===========    ===========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                              STATEMENTS OF INCOME

                  Years Ended December 31, 2003, 2002 and 2001

                                                                      2003            2002            2001
                                                                  -----------     -----------     -----------
Dividend income from subsidiary                                   $ 1,540,000     $ 1,300,000     $ 1,740,000
Taxable interest on securities                                          2,873           5,616          14,442
                                                                  -----------     -----------     -----------
                                                                    1,542,873       1,305,616       1,754,442
                                                                  -----------     -----------     -----------

Legal expense                                                          26,823           6,909           8,596
Supplies and printing                                                   6,873           4,407           6,211
Other expense                                                          63,405          18,591          13,297
                                                                  -----------     -----------     -----------
                                                                       97,101          29,907          28,104
                                                                  -----------     -----------     -----------
Income before income tax (benefit) expense
   and equity in undistributed net income of subsidiary             1,445,772       1,275,709       1,726,338
Income tax (benefit) expense                                          (32,000)         (8,260)         (4,645)
                                                                  -----------     -----------     -----------
Income before equity in undistributed net income of subsidiary      1,477,772       1,283,969       1,730,983
Equity in undistributed net income of subsidiary                    2,362,330       1,914,826       1,170,220
                                                                  -----------     -----------     -----------
Net income                                                        $ 3,840,102     $ 3,198,795     $ 2,901,203
                                                                  ===========     ===========     ===========

                             SALISBURY BANCORP, INC.

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2003, 2002 and 2001

                                                                   2003            2002            2001
                                                               -----------     -----------     -----------
Cash flows from operating activities:
   Net income                                                  $ 3,840,102     $ 3,198,795     $ 2,901,203
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Undistributed income of subsidiary                      (2,362,330)     (1,914,826)     (1,170,220)
        Deferred tax expense                                         1,000           1,193           1,193
        Increase in due from subsidiary                            (23,547)         (3,615)         (6,222)
        Increase in other assets                                  (219,644)
        Issuance of shares for Director's fees                      23,688          22,220
                                                               -----------     -----------     -----------

   Net cash provided by operating activities                     1,259,269       1,303,767       1,725,954
                                                               -----------     -----------     -----------

Cash flows from investing activities:
   Maturities of available-for-sale securities                                                     230,000
                                                               -----------     -----------     -----------

   Net cash provided by investing activities                                                       230,000
                                                               -----------     -----------     -----------

Cash flows from financing activities:
   Net repurchase of common stock                                                                 (691,080)
   Dividends paid                                               (1,295,533)     (1,237,840)     (1,454,946)
                                                               -----------     -----------     -----------

   Net cash used in financing activities                        (1,295,533)     (1,237,840)     (2,146,026)
                                                               -----------     -----------     -----------

Net (decrease) increase in cash and cash equivalents               (36,264)         65,927        (190,072)
Cash and cash equivalents at beginning of year                     537,167         471,240         661,312
                                                               -----------     -----------     -----------
Cash and cash equivalents at end of year                       $   500,903     $   537,167     $   471,240
                                                               ===========     ===========     ===========

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2003 and 2002 follows:

                                         (In thousands, except earnings per share)
                                                    2003 Quarters Ended
                                        -------------------------------------------
                                        March 31    June 30     Sept. 30    Dec. 31
                                        --------    -------     --------    -------
Interest and dividend income             $4,050      $3,955      $3,849      $3,796
Interest expense                          1,526       1,461       1,316       1,310
                                         ------      ------      ------      ------
   Net interest and dividend income       2,524       2,494       2,533       2,486
Provision for loan losses                    37          38          38         200
Other income                                982         880         955       1,167
Other expense                             2,042       1,958       2,074       2,526
                                         ------      ------      ------      ------
   Income before income taxes             1,427       1,378       1,376         927
Income tax expense                          398         377         361         132
                                         ------      ------      ------      ------
   Net income                            $1,029      $1,001      $1,015      $  795
                                         ======      ======      ======      ======

Basic earnings per common share          $  .72      $  .70      $  .71      $  .57
                                         ======      ======      ======      ======

                                         (In thousands, except earnings per share)
                                                    2002 Quarters Ended
                                        -------------------------------------------
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

ITEM 9A. CONTROLS AND PROCEDURES

Based upon an evaluation as of December 31, 2003, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the year ended December 31, 2003, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            MANAGEMENT OF THE COMPANY

The following table sets forth the name and age of each Executive Officer, his principal occupation for the last five (5) years and the year in which he was first appointed an Executive Officer of the Company.

                                                                    Executive Officer
      Name                       Age     Position                 of the Company since:
      ----                       ---     --------                 ---------------------

      John F. Perotti            57      President and                   1998 (1)
                                         Chief Executive Officer

      Richard J. Cantele, Jr.    44      Secretary                       2001 (2)

      John F. Foley              53      Chief Financial Officer         1998 (3)

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

The following table sets forth certain information, as of March 5, 2004, with respect to the directors of the Company.

  NOMINEES FOR ELECTION AT THE 2004 ANNUAL MEETING TO BE HELD ON APRIL 28, 2004

                                     Positions Held          Director     Term
         Name             Age       with the Company          Since     Expiring
         ----             ---       ----------------          -----     --------

John F. Perotti           57           President,             1998        2004
                                 Chief Executive Officer
                                      and Director

Michael A. Varet          61            Director              1998        2004

                              CONTINUING DIRECTORS

John R. H. Blum           74            Chairman              1998        2005

Louise F. Brown           60            Director              1998        2005

Nancy F. Humphreys        62            Director              2001        2005

Gordon C. Johnson, DVM    69            Director              1998        2006

Holly J. Nelson           50            Director              1998        2006

Walter C. Shannon, Jr.    68            Director              1998        2006

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

Based solely on a review of copies of reports filed with the SEC since January 1, 2003 and of written representations by certain executive officers and directors, all persons subject to the reporting requirements of Section 16(a) are believed by management to have filed the required reports on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of such Code of Ethics is available upon request to any person, without charge, by writing to John F. Foley, Chief Financial Officer, Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, CT 06039.

The Company has a separately standing Audit Committee which is comprised of the following independent Directors: Louise F. Brown, Nancy F. Humphreys, Gordon C. Johnson, DVM, Holly J. Nelson and Michael A. Varet. While no member of the Audit Committee qualifies as an "audit committee financial expert" as such term is defined by federal securities laws and regulations, the Board of Directors believes the members of the Audit Committee bring a range of education, business and professional experience that is beneficial to the Audit Committee function of the Company and the Bank and is sufficient to enable the Audit Committee to fulfill its responsibility.

ITEM 11. EXECUTIVE COMPENSATION

Fees

During 2003, each director received an annual retainer of $3,000. In addition, directors received $500 for each Board of Directors meeting attended and $250 for each committee meeting attended. Director Perotti received no additional compensation for his service as director or member of any board committee during 2003. During 2001, the Board of Directors and Shareholders approved a Directors Stock Retainer Plan which, beginning in 2002, provides each non-employee director with up to 120 shares of restricted common stock as a component of their compensation. The Plan is described in more detail on page 13 of the Proxy.

The following table provides certain information regarding the compensation paid to certain executive officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002, and 2001. No other current executive officer of the Company or the Bank received cash compensation in excess of $100,000 during the year ended December 31, 2003. All compensation expense was paid by the Bank.

                           Summary Compensation Table

                                                        Annual Compensation
Name and Principal                                                                All Other
    Position                                 Year      Salary($)     Bonus($)  Compensation($)

  John F. Perotti                            2003      $195,178      $28,101      $4,000(4)
President and Chief Executive                2002       187,816       32,092       4,000(3)
Officer of the Company                       2001       179,920       25,949       3,400(2)
and the Bank

  Richard J. Cantele, Jr                     2003      $124,237      $18,857      $2,862(4)
Secretary of the Company                     2002       109,434       18,332       2,553(3)
Executive Vice President, Treasurer          2001        93,652       17,063       2,145(2)
and Chief Operating Officer of the Bank

  Todd M. Clinton                            2003      $ 89,604      $14,601      $2,084(4)
Sr. Vice President, Compliance               2002        84,762       17,392       2,041(3)
& Operations Officer of the Bank             2001        73,150       12,379       1,713(2)

  Diane E. R. Johnstone                      2003      $119,734      $16,412      $2,723(4)
Sr. Vice President & Trust Officer           2002       109,321       16,690       2,522(3)
of the Bank                                  2001        81,530        9,900       1,832(2)

  William C. Lambert (5)                     2003      $115,333      $14,521      $2,597(4)
Vice President & Trust Officer               2002       110,522                    2,200(3)
of the Bank                                  2001        29,159

(1) Compensation above does not include accrual of benefits under the Bank"s defined pension plan or supplemental retirement arrangements described below.

(2)   The Bank's matching contribution to the 401(k) plan for 2001.

(3)   The Bank's matching contribution to the 401(k) plan for 2002.

(4)   The Bank's matching contribution to the 401(k) plan for 2003.

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

                               PENSION PLAN TABLE

================================================================================
                    ESTIMATED ANNUAL RETIREMENT BENEFIT WITH
                         YEARS OF SERVICE AT RETIREMENT
================================================================================
Average Base
Salary at
Retirement            15           20           25           30            35
--------------------------------------------------------------------------------
  $ 75,000          $18,654      $24,871      $31,089      $32,964      $ 34,839
--------------------------------------------------------------------------------
  $100,000          $26,154      $34,871      $43,589      $46,089      $ 48,589
--------------------------------------------------------------------------------
  $125,000          $33,654      $44,871      $56,089      $59,214      $ 62,339
--------------------------------------------------------------------------------
  $150,000          $41,154      $54,871      $68,589      $72,339      $ 76,089
--------------------------------------------------------------------------------
  $175,000          $48,654      $64,871      $81,089      $85,464      $ 89,839
--------------------------------------------------------------------------------
  $200,000          $56,154      $74,871      $93,589      $98,589      $103,589
--------------------------------------------------------------------------------

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

The present average salary (using last five years of salary only) and years of service to date of Messrs. Perotti, Cantele, Clinton and Ms. Johnstone are: Mr.
Perotti: $198,564 with; 31 years of service; Mr. Cantele: $114,308 with; 22 years of service; Mr. Clinton: $90,366 with; 17 years of service; and Ms.
Johnstone: $101,191 with; 16 years of service. The above table shows estimated annual retirement benefits payable at normal retirement date as a straight life annuity for various average salary and service categories. The offset of social security was included in the table based on a participant being 65 years of age in 2003.

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

Directors Stock Retainer Plan

The shareholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc." (the "Plan") at the 2001 Annual Meeting of Shareholders. The Plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as non-employee directors. The maximum number of shares of stock that may be issued pursuant to the Plan shall not exceed 15,000. The first grant date under the plan was April 26, 2002. The "annual stock retainer" consisted of 120 shares of restricted common stock for each non-employee director who served for twelve months and a prorated number of shares to reflect the number of months served for any new non-employee director. The total number of restricted shares issued was 840. The next grant date under this plan will immediately precede the 2004 Annual Meeting of Shareholders.

Change in Control Agreements

      The Bank entered into change in control agreements in 2003 with the following Officers of the Bank: John F. Perotti, Richard J. Cantele, Jr., John
F. Foley, Todd M. Clinton, Diane E. R. Johnstone, Joseph C. Law, Lana M. Hobby, William C. Lambert, Sharon A. Pilz and Geoffrey A. Talcott. The agreements provide that if following a "change-in-control" of the Company or Bank, an Officer is terminated under certain defined circumstances, or is reassigned, within a period of twelve (12) months following the change in control, such Officer will be entitled to a lump sum payment equal to his or her twelve (12) month compensation based upon the most recent aggregate base salary paid to the Officer in the twelve (12) month period immediately preceding the date of change in control. In addition, the Bank entered into a change in control agreement in 2003 with Elizabeth Summerville, who recently joined the Bank, which provides that if following a "change in control" of the Company or Bank, the Officer is terminated under certain defined circumstances, or is reassigned, within a period of twelve (12) months following the change in control, such Officer will be entitled to a lump sum payment equal to her six (6) month compensation based upon the most recent aggregate base salary paid to the Officer in the twelve
(12) month period immediately preceding the date of the change in control. In no event shall such payments be made in an amount which would cause them to be deemed non-deductible to the Bank by reason of the operation of Section 280G of the Internal Revenue Code.

401(k) Plan

The Bank offers a 401(k) profit sharing plan. This plan began in the year 2000. Each Plan Year, the Bank will announce the amount of the matching contributions, if any. The amount of the matching contributions is directly related to the employees' 401(k) salary deferral contribution. For the Plan Year that began January 1, 2002, all eligible participants received a matching contribution equal to fifty percent (50%) of their 401(k) salary deferral contribution to the Plan; however, it is limited to two percent (2%) of the plan compensation not to exceed $4,000. The Plan expense was $49,484 for 2003.

--------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                Number of securities    Weighted-average        Number of securities remaining
                                to be issued upon       exercise price of       available for future issuance under
                                exercise of             outstanding options,    equity compensation plans (excluding
                                outstanding options,    warrants and rights     securities reflected in column (a) )
                                warrants and rights
                                       (a)                      (b)                            (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans              None                     None                         13,280(1)
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders           None                     None                           None
--------------------------------------------------------------------------------------------------------------------
Total                                  None                     None                         13,280
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

(1) At the 2001 annual meeting the shareholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the "Plan"). This Plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Plan is 15,000. The first grant date under this Plan preceded the 2002 annual meeting of shareholders. Each director whose term of office begins with or continues after the date the Plan was approved by the shareholders is issued a "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of the Company. In 2003, 840 shares were issued under the Plan and the related compensation expense amounted to $23,688.

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth certain information as of March 5, 2004 regarding the number of shares of Common Stock beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                                 Number of Shares (1)    Percentage of Class (2)
                                 --------------------    -----------------------
John R. H. Blum                        15,576(3)                  1.09%
Louise F. Brown                         3,396(4)                   .24%
Richard J. Cantele, Jr.                 2,883(5)                   .20%
John F. Foley                           3,696(6)                   .26%
Nancy F. Humphreys                      1,240(7)                   .09%
Gordon C. Johnson, DVM                  1,742(8)                   .12%
Holly J. Nelson                         1,288(9)                   .09%
John F. Perotti                        10,839(10)                  .76%
Walter C. Shannon, Jr.                  3,844(11)                  .27%
Michael A. Varet                       65,886(12)                 4.63%
                                     --------                    -----
(All Directors and Executive          110,390                     7.75%
Officers of the Company
as a group of (10) persons)

(1) The shareholdings also include, in certain cases, shares owned by or in trust for a director's spouse and/or children or grandchildren, and in which all beneficial interest has been disclaimed by the director.

(2) Percentages are based upon the 1,424,078 shares of the Company's Common Stock outstanding and entitled to vote on March 5, 2004. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

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

(8) Includes 660 shares which are owned by Gordon C. Johnson's wife and for which Dr. Johnson has disclaimed beneficial ownership.

(9)   Includes 6 shares owned by Holly J. Nelson as guardian for a minor child.

(10) Includes 9,514 shares owned jointly by John F. Perotti and his wife, 761 shares owned by his wife and 564 shares in trust for his son.

(11)  All shares are owned individually by Walter C. Shannon, Jr.

(12) Includes 18,540 shares which are owned by Michael A. Varet's wife, 18,546 shares which are owned by his children. Michael A. Varet has disclaimed beneficial ownership for all of these shares.

Principal Shareholders of the Company

Management is not aware of any person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act) who owns beneficially more than 5% of the Company's Common Stock as of the Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have had, and expect to have in the future, transactions in the ordinary course of business with directors, officers, principal shareholders and their associates on substantially the same terms as those available for comparable transactions with others.

John R. H. Blum is Chairman of the Board of Directors and an attorney engaged in the private practice of law. The Company has engaged Mr. Blum in past years and even though his services were not used in 2003, the Company may engage his services in 2004 in connection with certain legal matters.

Louise F. Brown is a director of the Company and a partner in the law firm of Ackerly Brown, LLP. The Company has engaged Ms. Brown in past years but her services were not used in 2003.

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

Since January 1, 2003, the highest aggregate outstanding principal amount of all loans extended by the Bank to its directors, executive officers and all associates of such persons as a group was $1,032,500 representing an aggregate principal amount equal to 3.66% of the equity capital accounts of the Bank.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1.    Audit Fees

      The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the last two (2) fiscal years and the reviews of the financial statements included in the Company's Form 10-Q for the quarters of the fiscal years ended December 31, 2003 and December 31, 2002 were $76,625 and $75,860, respectively.

2.    Audit-Related Fees

      The aggregate fees billed for services rendered in each of the last two
(2) years for assurance and related services by Shatswell, MacLeod & Company, P.C. that are reasonably related to performance of the auditor review of the Company's financial statements were $12,117 for the fiscal year ended December 31, 2003 and $10,672 for the fiscal year ended December 31, 2002.

3.    Tax Fees

      The aggregate fees billed in each of the last two (2) years for professional services rendered by Shatswell, MacLeod & Company, P.C. for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002 were $8,100 each year.

4.    All Other Fees

      There were no aggregate fees billed for services rendered by Shatswell, MacLeod & Company, P.C., other than the services covered above, for the fiscal year ended December 31, 2003 and December 31, 2002.

Independence

      The Audit Committee of the Board of Directors of the Company has considered and determined that the provision of services rendered by Shatswell, MacLeod & Company, P.C. relating to matters 2 through 4 above, is compatible with maintaining the independence of such accountants.

      The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors, other than those listed under the de minimus exception. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to a particular service or category of services, and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expeditious delivery of services is necessary. The independent auditors and management are required to report to the full Audit Committee regarding the extent of services provided by independent auditors in accordance with this pre-approval, and the fees for the services performed to date. None of the audited-related fees, tax fees or other fees paid in 2003 and 2002 were approved per the Audit Committee's pre-approval policies.

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

            3.1               Certificate of Incorporation of Salisbury Bancorp,
                              Inc. (1)

            3.2               Bylaws of Salisbury Bancorp, Inc., as amended (2)

            10.               Pension Supplement Agreement with John F. Perotti
                              (3)

            10.2              Form of Change in Control Agreement with Executive
                              Officers (4)

            10.3              Director Stock Retainer Plan (5)

            11                Computation of Earnings per Share

            21.               Subsidiaries of the Company (6)

            23.1              Consent of Independent Certified Public
                              Accountants

            31.1              Rule 13a-15(e) Certification

            31.2              Rule 13a-15(e) Certification

            32                Section 1350 Certifications

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

      (5) Exhibit was filed on May 8, 2002, as Exhibit 10.3 to the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

      (6) Exhibit was filed on April 23, 1998 as Exhibit 21 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

      (b) CURRENT REPORTS: The following reports on Form 8-K were filed during the fourth quarter of the 2003 fiscal year:

      1. The Company filed a Form 8-K on October 24, 2003 to report that the Company had issued a press release announcing earnings for the third quarter of 2003.

      2. The Company filed a Form 8-K on November 18, 2003 to report that the Company had issued a press release disclosing the proposed merger with Canaan National Bancorp, Inc.

      3. The Company filed a Form 8-K on November 25, 2003 to report that the Company's Board of Directors declared a quarterly cash dividend of $.23 per share to be paid on January 30, 2004 to shareholders of record as of December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 26, 2004.

                                            SALISBURY BANCORP, INC.


                                            By: /s/ John F. Perotti
                                                -------------------
                                                John F. Perotti
                                                President and
                                                Chief Executive Officer


                                            By: /s/ John F. Foley
                                                -----------------
                                                John F. Foley
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                              Date
---------                           -----                              ----


/s/ John F. Perotti                 President,                    March 26, 2004
--------------------------          Chief Executive Officer
(John F. Perotti)                   and Director



/s/ John R. H. Blum                 Director                      March 26, 2004
--------------------------
(John R. H. Blum)


/s/ Louise F. Brown                 Director                      March 26, 2004
--------------------------
(Louise F. Brown)


/s/ Nancy F. Humphreys              Director                      March 26, 2004
--------------------------
(Nancy F. Humphreys)


/s/ Gordon C. Johnson               Director                      March 26, 2004
--------------------------
(Gordon C. Johnson)


/s/ Holly J. Nelson                 Director                      March 26, 2004
--------------------------
(Holly J. Nelson)


/s/ Walter C. Shannon, Jr.          Director                      March 26, 2004
--------------------------
(Walter C. Shannon, Jr.)


/s/ Michael A. Varet                Director                      March 26, 2004
--------------------------
(Michael A. Varet)