Form 10-Q
period 2004-03-31
SALISBURY BANCORP INC
filed 2004-05-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2004
                                   1,424,078

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                               Page

Item 1.  Financial Statements:                                                 3

         Condensed Consolidated Balance Sheets -March 31, 2004 (unaudited)
               and December 31, 2003                                           4
         Condensed Consolidated Statements of Income -three months
               ended March 31, 2004 and 2003  (unaudited)                      5
         Condensed Consolidated Statements of Cash Flows -three months
               ended March 31, 2004 and 2003 (unaudited)                       6

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           18

Item 4.  Controls and Procedures                                              18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities and Use of Proceeds                            19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    19

                          Part I--FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)
                      March 31, 2004 and December 31, 2003

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2004              2003
                                                                                   ----              ----
                                                                               (unaudited)
ASSETS
Cash & due from banks                                                            $  7,044         $  7,688
Interest bearing demand deposits with other banks                                   1,189            1,668
Money market mutual funds                                                             507              501
Federal funds sold                                                                  1,020            2,272
                                                                                 --------         --------
         Cash and cash equivalents                                                  9,760           12,129
Investment in available-for-sale securities (at fair value)                       163,465          143,020
Investments in held to maturity securities (fair values of $229,000 as
    of  March 31, 2004 and $235,000 as of December 31, 2003)                          226              229
Federal Home Loan Bank stock, at cost                                               3,868            3,771
Loans, less allowance for loan losses of $1,708,000 as of March 31, 2004
   and $1,664,000 as of December 31, 2003                                         137,359          139,563
Loans held-for-sale                                                                 1,037              275
Investment in real estate                                                              75               75
Premises and equipment                                                              2,945            2,892
Other real estate owned                                                                 0                0
Goodwill                                                                            2,358            2,358
Core deposit intangible                                                               715              732
Accrued interest receivable                                                         1,864            1,876
Cash surrender value of life insurance                                              3,192            3,154
Other assets                                                                          899            1,026
                                                                                 --------         --------
Total Assets                                                                     $327,763         $311,100
                                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                        $ 43,583         $ 43,631
      Interest-bearing                                                            174,986          174,826
                                                                                 --------         --------
         Total Deposits                                                           218,569          218,457
Federal Home Loan Bank advances                                                    75,635           60,897
Other liabilities                                                                   3,171            2,896
                                                                                 --------         --------
         Total Liabilities                                                        297,375          282,250
                                                                                 --------         --------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
      issued and outstanding 1,424,078 shares at December 31, 2003                    142              142
      and 1,424,078 shares at March 31, 2004
   Paid-in capital                                                                  2,327            2,327
   Retained earnings                                                               26,425           25,695
   Accumulated other comprehensive income                                           1,494              686
                                                                                 --------         --------
         Total Shareholders' Equity                                                30,388           28,850
                                                                                 --------         --------
 Total Liabilities and Shareholders' Equity                                      $327,763         $311,100
                                                                                 ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             March 31, 2004 and 2003
                                   (unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                                 2004          2003
                                                               --------      --------
Interest and dividend income:
   Interest and fees on loans                                  $  2,163      $  2,287
   Interest and dividends on securities:
   Taxable                                                        1,022         1,224
   Tax-exempt                                                       532           506

   Dividends on equity securities                                    26            26
   Other interest                                                    12             7
                                                               --------      --------
         Total interest and dividend income                       3,755         4,050
                                                               --------      --------
 Interest expense:
   Interest on deposits                                             619           787
   Interest on Federal Home Loan Bank advances                      650           739
                                                               --------      --------
         Total interest expense                                   1,269         1,526
                                                               --------      --------
         Net interest and dividend income                         2,486         2,524
Provision for loan losses                                            60            37
                                                               --------      --------
         Net interest and dividend income after provision
           for loan losses                                        2,426         2,487
                                                               --------      --------
Other income:
   Trust department income                                          354           290
   Service charges on deposit accounts                              145           133
   Gain on sales of available-for-sale securities, net              356           337
   Gain on sale of loans held-for-sale                               51            22
   Other income                                                     186           200
                                                               --------      --------
         Total other income                                       1,092           982
                                                               --------      --------
Other expense:
   Salaries and employee benefits                                 1,262         1,173
   Occupancy expense                                                 90            95
   Equipment expense                                                131           116
   Data processing                                                  151           153
   Insurance                                                         29            27
   Printing and stationery                                           45            34
   Legal expense                                                     25            37
  Amortization of core deposit intangible                            17            18
  Other expense                                                     327           389
                                                               --------      --------
         Total other expense                                      2,077         2,042
                                                               --------      --------
         Income before income taxes                               1,441         1,427
Income taxes                                                        369           398
                                                               --------      --------
         Net income                                            $  1,072      $  1,029
                                                               ========      ========
Earnings per common share                                      $    .75      $    .72
                                                               ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2004 and 2003
                                   (unaudited)

                                                                      2004           2003
                                                                      ----           ----
Cash flows from operating activities:
   Net income                                                       $  1,072       $  1,029
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                     60             78
         Gain on sales of available-for-sale securities, net            (356)          (337)
         Provision for loan losses                                        60             37
         Depreciation and amortization                                    67             81
         Amortization of core deposit intangible                          17             18
         Accretion of fair value adjustment on deposits                    0            (10)
         Decrease (increase) in interest receivable                       12            (89)
         Deferred tax expense                                              0             13
         Increase in prepaid expenses                                    (57)           (91)
         Increase in other assets                                        128            (71)
         (Decrease) increase in income tax payable                      (457)           276
         Decrease in accrued expenses                                   (333)          (310)
         Increase (decrease) in interest payable                          19             (2)
         Increase in other liabilities                                   748             27
                                                                    --------       --------

Net cash provided by operating activities                                699            649
                                                                    --------       --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                               (97)          (808)
  Purchases of available-for-sale securities                         (50,317)       (29,171)
  Proceeds from sales of available-for-sale securities                22,335          9,386
  Proceeds from maturities of available-for-sale securities            9,112          4,316
  Proceeds from maturities of held-to-maturity securities                 49              3
  Loan originations and principal collections, net                     1,380         (4,389)
  Recoveries of loans previously charged-off                               2              3
  Capital expenditures                                                  (103)          (118)
                                                                    --------       --------

Net cash used in investing activities                                (17,639)       (20,778)
                                                                    --------       --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                   Three months ended March 31, 2004 and 2003
                                   (unaudited)
                                   (continued)

                                                                     2004           2003
                                                                     ----           ----
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                              (2,423)        (3,078)
   Net increase in time deposits                                      2,535            783
   Advances from Federal Home Loan Bank                              15,000         20,000
   Principal payments on advances from Federal Home Loan Bank          (262)          (259)
   Dividends paid                                                      (328)           313
                                                                   --------       --------

   Net cash provided by financing activities                         14,522         17,133
                                                                   --------       --------

Net decrease in cash and cash equivalents                            (2,369)        (2,996)
Cash and cash equivalents at beginning of year                       12,129         10,620
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  9,760       $  7,624
                                                                   ========       ========

Supplemental disclosures:
   Interest paid                                                   $  1,250       $  1,528
   Income taxes paid                                                    130            109

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

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

Comprehensive Income

                                    Three months ended
                                        March 31
                                    2004         2003
                                    ----         ----

Net income                         $1,072      $ 1,029
Net unrealized gains (losses)
 on securities during period          808          (97)
                                   ------      -------
Comprehensive income               $1,880      $   932
                                   ======      =======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

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

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations.

Business

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has four (4) full service offices including a Trust Department located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003. On November 18, 2003, the Company announced it had entered into an Agreement and Plan of Merger providing for the merger of Canaan National Bancorp, Inc. with and into the Company. The transaction is expected to close in the third quarter of 2004, subject to the approval of the shareholders of Canaan National Bancorp, Inc. and other conditions.

RESULTS OF OPERATIONS
For the three month period ended March 31, 2004 and 2003

Overview

The Company's net income for the three months ended March 31, 2004 was $1,072,000, an increase of $43,000 or 4.2% over the same period ended March 31, 2003. Earnings per share also increased 4.2% and amounted to $.75 per share as compared to $.72 earnings per share for the same period a year ago. The improvement in net income is primarily the result of a reduction in interest expense as well as an increase in other noninterest income.

The Company's assets at March 31, 2004 totaled $327,763,000 which represents growth of $16,663,000 or 5.4% since December 31, 2003. This increase is primarily the result of a strategy to increase interest income. This strategy involved a 24.2% increase in funding advances from the Federal Home Loan Bank of Boston which were invested in securities yielding a rate greater than the borrowing rate, resulting in an increase in interest income. Loan demand decreased 1.6% during the first quarter and net loans totaled $137,359,000 at March 31, 2004. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. During the first three months of 2004, non-performing loans increased $204,000 to $814,000. Management does not believe that this increase represents any trends but is attributable to a few specific loans. Deposits at March 31, 2004 totaled $218,569,000 and were basically flat with total deposits at December 31, 2003.

As a result of the Company's first quarter financial performance, the Board of Directors declared a first quarter cash dividend of $.24 per common share, payable April 28, 2004 to shareholders of record as of March 31, 2004. This compares to a cash dividend of $.23 per common share that was declared for the first quarter of 2003.

The Company's risk based capital ratios at March 31, 2004, which include the risk weighted assets and capital of the Bank, were 15.89% for tier 1 capital and 17.00% for total risk based capital. The Company's leverage ratio was 8.19% at March 31, 2004.

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

                        THREE MONTHS ENDED MARCH 31, 2004
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net Interest Income

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its noninterest income, from its community banking operations. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains taken on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended March 31                2004        2003
Interest and Dividend Income              $3,755      $4,050
(financial statements)
Tax Equivalent Adjustment                    274         261
                                          ------      ------
Total Interest and Dividend Income
      (on an FTE basis)                    4,029       4,311
Interest Expense                           1,269       1,526
Net Interest and Dividend Income-FTE      $2,760      $2,785
                                          ======      ======

Interest and dividend income on an FTE basis for the three months ended March 31, 2004 totaled $4,029,000, as compared to $4,311,000 for the same period in 2003. This is a decrease of $282,000 or approximately 6.5%. Although there was an increase in earning assets, this decrease in interest and dividend income was primarily the result of competition and an economic environment of generally lower interest rates that continue to pressure interest margins. A continuing change in the mix of earning assets has resulted in an increase of 5.0% in the tax equivalent adjustment for the first three months of 2004.

Interest expense on deposits for the first three months of 2004 totaled $619,000, a decrease of 21.4% compared to the same period in 2003. This decrease is primarily the result of an economic environment of lower interest rates. Although Federal Home Loan Bank advances have increased, interest expense on these advances decreased $89,000 or 12.0% compared to the corresponding period in 2003. Total interest expense for the three months ending March 31, 2004 was $1,269,000, a decrease of 16.8% compared to the same period in 2003.

Overall, net interest and dividend income (on an FTE basis) decreased $25,000 to $2,760,000 for the period ended March 31, 2004.

Noninterest Income

Noninterest income totaled $1,092,000 for the three months ended March 31, 2004, an increase of 11.2% compared to the three months ended March 31, 2003. Continuing growth of the Trust Department has resulted in an increase in income of $64,000 or 22.1% to $354,000 for the first quarter of 2004, compared to the same period in 2003. Gains on sales of available-for-sale securities increased 5.6% for the first three months of 2004 as compared to the corresponding period in 2003. Service charges on deposit accounts increased 10.5% for the period ended March 31, 2004 when compared to the first quarter of 2003.

Noninterest Expense

Noninterest expense increased 1.7% for the first three months of 2004 as compared to the same period in 2004. Salary and employee benefit expenses increased $89,000 or 7.6%, primarily due to an increase in staff along with salary increases and the increase in the cost of employee benefits. Occupancy expenses decreased $5,000 or 5.26% when comparing the first three months of 2004 to the same three months expense in 2003. Equipment expense increased 12.9% when comparing the same periods in 2004 and 2003. This increase reflects some one time maintenance costs incurred during the 2004 period. Legal expenses decreased to $25,000 at March 31, 2004 compared to legal expenses of $37,000 at March 31, 2003. Other operating expenses decreased 15.9% at March 31, 2004 from $389,000 at March 31, 2003. These decreases reflect management's continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the first three months of 2004 totaled $369,000 in comparison to $398,000 for the same three months period in 2003. This decrease reflects a decrease in taxable income.

Net Income

Overall, net income totaled $1,072,000 for the three months ended March 31, 2004. This compares to net income of $1,029,000 for the same period in 2003, an increase of 4.2% and represents earnings of $.75 per share. This compares to earnings per share of $.72 for the corresponding period in 2003. The improvement in net income is primarily the result of an increase in noninterest income and reductions in interest expense.

FINANCIAL CONDITION

Total assets at March 31, 2004 were $327,763,000, compared to $311,100,000 at December 31, 2003, an increase of 5.4%. The increase was primarily due to increased investment in available-for-sale securities funded by additional advances taken from the Federal Home Loan Bank as part of a strategy to increase interest income.

Securities

During the three months ended March 31, 2004, the securities portfolio, including Federal Home Loan Bank stock, increased $20,539,000 or 14.0% to $167,559,000 from $147,020,000 at December 31, 2003. The increase is primarily a reflection of the strategy to increase interest income as the advances from the Federal Home Loan Bank were used to purchase securities.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At March 31, 2004, the unrealized gain net of tax was $1,494,000. This compares to an unrealized gain net of tax of $686,000 at December 31, 2003. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending

Competition for loans remains aggressive in the Bank's market area. Coupled with an economic environment of generally lower interest rates that promotes refinancing to shorter-term fixed rate products and a local economy that anxiously awaits the arrival of spring, these factors have resulted in a decrease in the loan portfolio at March 31, 2004 as compared to December 31, 2003. The following table represents the composition of the loan portfolio comparing March 31, 2004 to December 31, 2003:

                                            March 31, 2004     December 31, 2003
                                            --------------     -----------------
                                                     (amounts in thousands)

Commercial, financial and agricultural         $   8,687           $   9,149
Real Estate-construction and land
     development                                  12,238              15,307
Real Estate-residential                           92,579              90,806
Real Estate-commercial                            19,654              19,200
Consumer                                           5,833               6,692
Other                                                 76                  73
                                               ---------           ---------
                                                 139,067             141,227
Allowance for loan losses                         (1,708)             (1,664)
                                               ---------           ---------
Loans Outstanding                              $ 137,359           $ 139,563
                                               =========           =========

Provisions and Allowance for Loan Losses

Total net loans at March 31, 2004 decreased 1.6% when compared to total net loans at December 31, 2003. At March 31, 2004 approximately 90% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 89% of the portfolio was related to real estate at December 31, 2003. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The loan loss provision for the three-month period ended March 31, 2004 was $60,000

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2004. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Bank's Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the three months ended March 31, 2004.

At March 31, 2004, the allowance for loan losses totaled $1,708,000, representing 209.8% of nonperforming loans, which totaled $814,000, and 1.2% of total loans of $139,067,000. This compares to an allowance for loan losses of $1,664,000, representing 272.8% of nonperforming loans, which totaled $610,000, and 1.18% of total loans of $141,227,000 at December 31, 2003. A total of $18,000 of loans were charged off by the Bank during the three months ended March 31, 2004. These charged-off loans consisted primarily of consumer loans. No loans were charged off during the three month period ended March 31, 2003. A total of $2,000 of previously charged-off loans was recovered during the three month period ended March 31, 2004. Recoveries for the same period in 2003 totaled $3,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at March 31, 2004 and December 31, 2003:

                            March 31, 2004         December 31, 2003
                            --------------         -----------------
                                    (amounts in thousands)

Demand                         $ 43,583                 $ 43,147
NOW                              19,251                   21,437
Money Market                     35,006                   38,357
Savings                          50,406                   47,729
Time                             70,323                   67,787
                               --------                 --------
Total Deposits                 $218,569                 $218,457
                               ========                 ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At March 31, 2004, the Company had $75,635,000 in outstanding advances from the Federal Home Loan Bank compared to $60,897,000 at December 31, 2003. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2004, the Company was slightly asset sensitive (positive gap). This would suggest that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at March 31, 2004 is within the limits approved by the Board of Directors.

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

At March 31, 2004 the Company had approximately $31,740,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital

At March 31, 2004, the Company had $30,388,000 in shareholder equity, an increase of 5.3% compared to December 31, 2003. Several components contributed to the change. Earnings for the three-month period ended March 31, 2004 totaled $1,072,000. Market conditions have resulted in an increase in accumulated other comprehensive income of $808,000. The Company also declared a quarterly dividend resulting in a decrease in capital of $350,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At March 31, 2004, the Company had a risk-based capital ratio of 16.26% compared to 16.4% at December 31, 2003. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

Impact of Inflation and Changing Prices

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation although they do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 2003.

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation within the 90 days prior to the filing date of this report as of March 31, 2004, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the quarter ended March 31, 2004 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings. Not applicable

Item 2. - Changes in Securities and Use of Proceeds. Not applicable

Item 3. - Defaults Upon Senior Securities. Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. - Other Information. Not applicable

Item 6. - Exhibits and Reports on Form 8-K

      a.    Exhibits

            11.   Computation of Earnings per Share.

            31.1. Rule 13a-14(a)/15d-14(a) Certification.

            31.2. Rule 13a-14(a)/15d-14(a) Certification.

            32.   Section 1350 Certification.

      b.    Reports on Form 8-K:

      1. The Company filed a Form 8-K on March 3, 2004 to report that the Company had issued a press release announcing earnings for the year ended December 31, 2003 and that the Company's Board of Directors declared a quarterly cash dividend of $.24 per share to be paid on April 28, 2004 to shareholders of record as March 31, 2004.

                             SALISBURY BANCORP, INC.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Salisbury Bancorp, Inc.

      Date: May 14, 2004                   by: /s/ John F. Perotti
            ------------                      ----------------------------------
                                               John F. Perotti
                                               President/Chief Executive Officer


      Date: May 14, 2004                   by: /s/ John F. Foley
            ------------                      ----------------------------------
                                                John F. Foley
                                                Chief Financial Officer