Form 10-Q
period 2004-06-30
SALISBURY BANCORP INC
filed 2004-08-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2004

                                    1,424,918

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                               Page

Item 1. Financial Statements:                                                  3

        Condensed Consolidated Balance Sheets -June 30, 2004 (unaudited)
                              and December 31, 2003                            4
        Condensed Consolidated Statements of Income -three and six months
                              ended June 30, 2004 and 2003  (unaudited)        5
        Condensed Consolidated Statements of Cash Flows -six months ended
                              June 30, 2004 and 2003 (unaudited)               6

        Notes to Condensed Consolidated Financial Statements (unaudited)       8

Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                           11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            19

Item 4. Controls and Procedures                                               20

Part II.OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Changes in Securities and Use of Proceeds                             20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21

Signatures                                                                    25

                          Part I--FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)
                       June 30, 2004 and December 31, 2003

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2004            2003
                                                                              ---------      ------------
                                                                             (unaudited)
ASSETS
Cash & due from banks                                                         $   7,484        $  7,688
Interest bearing demand deposits with other banks                                 1,235           1,668
Money market mutual funds                                                           508             501
Federal funds sold                                                                                2,272
                                                                              ---------        --------
         Cash and cash equivalents                                                9,227          12,129
Investment in available-for-sale securities (at fair value)                     153,462         143,020
Investments in held to maturity securities (fair values of $223 as
   of June 30, 2004 and $235 as of December 31, 2003)                               224             229
Federal Home Loan Bank stock, at cost                                             4,122           3,771
Loans, less allowance for loan losses of $1,769 as of June 30, 2004
   and $1,664 as of December 31, 2003                                           143,252         139,563
Loans held-for-sale                                                                 370             275
Investment in real estate                                                            75              75
Premises and equipment                                                            3,135           2,892
Goodwill                                                                          2,358           2,358
Core deposit intangible                                                             698             732
Accrued interest receivable                                                       1,829           1,876
Cash surrender value of life insurance                                            3,231           3,154
Other assets                                                                      2,788           1,026
                                                                              ---------        --------
Total Assets                                                                  $ 324,771        $311,100
                                                                              =========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                     $  50,419        $ 43,631
      Interest-bearing                                                          169,355         174,826
                                                                              ---------        --------
         Total Deposits                                                         219,774         218,457
Federal Home Loan Bank advances                                                  75,457          60,897
Other liabilities                                                                 2,302           2,896
                                                                              ---------        --------
         Total Liabilities                                                      297,533         282,250
                                                                              ---------        --------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
      issued and outstanding 1,424,918 shares at June 30, 2004                      142             142
      and 1,424,078 shares at December 31,2003
   Paid-in capital                                                                2,359           2,327
   Retained earnings                                                             27,179          25,695
   Accumulated other comprehensive income (loss) gain                            (2,442)            686
                                                                              ---------        --------
         Total Shareholders' Equity                                              27,238          28,850
                                                                              ---------        --------
Total Liabilities and Shareholders' Equity                                    $ 324,771        $311,100
                                                                              =========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             June 30, 2004 and 2003
                                   (unaudited)

                                                               Six Months Ended     Three Months Ended
                                                                   June 30               June 30
                                                               2004       2003       2004       2003
                                                              ------     ------     ------     ------
Interest and dividend income:
   Interest and fees on loans                                 $4,324     $4,632     $2,161     $2,345
   Interest and dividends on securities:
   Taxable                                                     2,119      2,280      1,097      1,056
   Tax-exempt                                                  1,063      1,025        531        519
   Dividends on equity securities                                 46         54         20         28
   Other interest                                                 18         14          6          7
                                                              ------     ------     ------     ------
         Total interest and dividend income                    7,570      8,005      3,815      3,955
                                                              ------     ------     ------     ------
Interest expense:
   Interest on deposits                                        1,216      1,527        597        740
   Interest on Federal Home Loan Bank advances                 1,326      1,460        676        721
                                                              ------     ------     ------     ------
         Total interest expense                                2,542      2,987      1,273      1,461
                                                              ------     ------     ------     ------
Net interest and dividend income                               5,028      5,018      2,542      2,494
Provision for loan losses                                        120         75         60         38
                                                              ------     ------     ------     ------
         Net interest and dividend income after provision
               for loan losses                                 4,908      4,943      2,482      2,456
                                                              ------     ------     ------     ------
Other income:
   Trust department income                                       707        562        353        272
   Service charges on deposit accounts                           306        269        161        136
   Gain on sales of available-for-sale securities, net           642        555        286        218
   Gain on sale of loans held-for-sale                           149         49         99         27
   Other income                                                  410        427        223        227
                                                              ------     ------     ------     ------
         Total other income                                    2,214      1,862      1,122        880
                                                              ------     ------     ------     ------
Other expense:
   Salaries and employee benefits                              2,522      2,265      1,260      1,092
   Occupancy expense                                             163        182         73         87
   Equipment expense                                             281        241        150        125
   Data processing                                               300        272        149        119
   Insurance                                                      58         51         29         24
   Printing and stationery                                       113         89         68         55
   Legal expense                                                  62         71         37         34
   Amortization of core deposit intangible                        34         34         17         16
   Other expense                                                 804        795        477        406
                                                              ------     ------     ------     ------
         Total other expense                                   4,337      4,000      2,260      1,958
                                                              ------     ------     ------     ------
         Income before income taxes                            2,785      2,805      1,344      1,378
Income taxes                                                     617        775        248        377
                                                              ------     ------     ------     ------
         Net income                                           $2,168     $2,030     $1,096     $1,001
                                                              ======     ======     ======     ======

Earnings per common share                                     $ 1.52     $ 1.43     $  .77     $  .70
                                                              ======     ======     ======     ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                     Six months ended June 30, 2004 and 2003
                                   (unaudited)

                                                                     2004          2003
                                                                   --------      --------
Cash flows from operating activities:
   Net income                                                      $  2,168      $  2,030
   Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of securities, net                                   162           188
         Gain on sales of available-for-sale securities, net            642           555
         Provision for loan losses                                      120            75
         Net increase in loans held-for-sale                            (95)            0
         Depreciation and amortization                                  133           158
         Amortization of core deposit intangible                         34            34
         Accretion of fair value adjustment on deposits                   0           (11)
         Decrease in interest receivable                                 47            73
         Deferred tax expense                                            (5)          (32)
         Increase in prepaid expenses                                  (173)         (150)
         Increase in other assets                                      (170)          (86)
         Increase in taxes payable                                       77           164
         Decrease in accrued expenses                                  (229)         (306)
         Increase (decrease) in interest payable                          3           (72)
         Increase in other liabilities                                   14            29
                                                                   --------      --------

Net cash provided by operating activities                             2,728         2,649
                                                                   --------      --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                             (351)         (808)
  Purchases of available-for-sale securities                        (64,474)      (41,693)
  Proceeds from sales of available-for-sale securities               32,593        19,359
  Proceeds from maturities of available-for-sale securities          15,512        16,399
  Proceeds from maturities of held-to-maturity securities                 6             6
  Loan originations and principal collections, net                   (3,818)       (6,191)
  Recoveries of loans previously charged-off                              9            15
  Capital expenditures                                                 (346)         (248)
                                                                   --------      --------

Net cash used in investing activities                               (20,869)      (13,161)
                                                                   --------      --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                     Six months ended June 30, 2004 and 2003
                                   (unaudited)
                                   (continued)

                                                                    2004          2003
                                                                  --------      --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                              3,024         2,450
   Net decrease in time deposits                                    (1,707)       (2,279)
   Advances from Federal Home Loan Bank                             15,000        20,000
   Principal payments on advances from Federal Home Loan Bank         (441)      (10,522)
   Dividends paid                                                     (637)         (616)
                                                                  --------      --------

   Net cash provided by financing activities                        15,239         9,033
                                                                  --------      --------

Net increase in cash and cash equivalents                           (2,902)       (1,479)
Cash and cash equivalents at beginning of year                      12,129        10,620
                                                                  --------      --------
Cash and cash equivalents at end of period                        $  9,227      $  9,141
                                                                  ========      ========

Supplemental disclosures:
   Interest paid                                                  $  2,539      $  3,059
   Income taxes paid                                                   545           643

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities.

Comprehensive Income

                                       Six months ended       Three months ended
                                            June 30                 June 30
                                       2004        2003        2004        2003
                                     -------      ------     -------      ------

Net income                           $ 2,168      $2,030     $ 1,096      $1,001
Net unrealized (losses) gains
 on securities during period          (3,128)        752      (3,936)        849
                                     -------      ------     -------      ------
Comprehensive income                 $  (960)     $2,782     $(2,840)     $1,850
                                     =======      ======     =======      ======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), an amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition was on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002, its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill ("reclassified goodwill"). The amount reclassified was $2,357,884, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $95,429 that would have been recorded if SFAS No. 147 had not been issued. In accordance with SFAS No. 147, the Company tested its reclassified goodwill for impairment as of December 31, 2003. The Company determined that its reclassified goodwill as of those dates was not impaired.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (b) clarifies when a derivative contains a financing component; (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46(R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not had a material effect on the Company's consolidated financial statements.

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

NOTE 4 - EMPLOYEES' DEFINED BENEFIT PENSION PLAN

The following summarizes the net periodic benefit cost for the three months and six months ended June 30:

                                               Three Months Ended               Six Months Ended
                                                     June 30,                       June 30,
                                               2004           2003            2004            2003
                                             -----------------------       -------------------------
Components of net periodic benefit cost:
   Service cost                              $ 49,848       $ 47,026       $  99,695       $  94,052
   Interest cost                               40,810         37,008          81,621          74,016
   Expected return on plan assets             (38,660)       (26,753)        (77,320)        (53,505)
   Amortization of:
      Prior service costs                         223            223             446             446
      Transition obligation (asset)             2,168          2,168           4,336           4,336
      Actuarial (gain) loss                     7,004              0          14,008               0
   Settlements and curtailments                     0              0               0               0
                                             --------       --------       ---------       ---------
   Net periodic benefit cost                 $ 61,393       $ 59,672       $ 122,786       $ 119,345
                                             ========       ========       =========       =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                                 6.00%          6.00%           6.00%           6.00%
   Average wage increase                         6.00%          6.00%           6.00%           6.00%
Return on plan assets                            7.25%          7.25%           7.25%           7.25%

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

RESULTS OF OPERATIONS

Overview

The Company's net income for the six months ended June 30, 2004 was $2,168,000, an increase of $138,000 or 6.8% over the same period ended June 30, 2003. Earnings per share also increased 6.3% and amounted to $1.52 per share as compared to $1.43 earnings per share for the same period a year ago. The improvement in net income is primarily the result of a reduction in interest expense as well as an increase in other noninterest income.

The Company's assets at June 30, 2004 totaled $324,771,000 which represents growth of $13,671,000 or 4.4% since December 31, 2003. This increase is primarily the result of a strategy to increase interest income. This strategy involved a 23.9% increase in funding advances from the Federal Home Loan Bank of Boston which were invested in securities yielding a rate greater than the borrowing rate, resulting in an increase in interest income. Loan demand decreased 3.0% during the second quarter and loans totaled $145,391,000 at June 30, 2004. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. During the first six months of 2004, non-performing loans increased $265,000 to $875,000. Management does not believe that this increase represents any trends but is attributable to a few specific loans. Deposits at June 30, 2004 totaled $219,774,000 and were basically flat with total deposits at December 31, 2003 which totaled $218,457,000.

As a result of the Company's second quarter financial performance, the Board of Directors declared a second quarter cash dividend of $.24 per common share, payable July 30, 2004 to shareholders of record as of June 30, 2004. This is the same as the cash dividend of $.24 per common share that was declared for the first quarter of 2004.

The Company's risk based capital ratios at June 30, 2004, which include the risk weighted assets and capital of the Bank, were 14.48% for tier 1 capital and 15.54% for total risk based capital. The Company's leverage ratio was 7.53% at June 30, 2004.

Critical Accounting Estimates

In preparing the Company's financial statements, management selects and applies numerous accounting policies. In applying these policies, management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on an estimation of the probable amount of future credit losses in the loan portfolio. Many factors influence the amount of future loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See "Provisions and Allowance for Loan Losses".

                         SIX MONTHS ENDED JUNE 30, 2004
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Interest Income

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its noninterest income, from its community banking operations. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains taken on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Six months ended June 30                                    2004           2003
                                                           ------         ------
Total Interest and Dividend Income                         $7,570         $8,005
(financial statements)
Tax Equivalent Adjustment                                     548            528
                                                           ------         ------
Total Interest and Dividend Income
      (on an FTE basis)                                     8,118          8,533
Total Interest Expense                                      2,542          2,987
                                                           ------         ------
Net Interest and Dividend Income-FTE                       $5,576         $5,546
                                                           ======         ======

Interest and dividend income on an FTE basis for the six months ended June 30, 2004, as compared to the same period in 2003, decreased $415,000 or approximately 4.9%. Although there was an increase in earning assets, this decrease in interest and dividend income was primarily the result of competition and an economic environment of generally lower interest rates that continue to pressure interest margins.

Interest expense on deposits for the first six months of 2004 totaled $1,216,000, a decrease of 20.4% compared to the same period in 2003. This decrease is primarily the result of an economic environment of lower interest rates. Although Federal Home Loan Bank advances have increased, interest expense on these advances decreased $134,000 or 9.2%to $1,326,000. Total interest expense for the six months ending June 30, 2004 was $2,542,000, a decrease of $445,000 or 14.9% when compared to the same period in 2003.

Overall, net interest and dividend income (on an FTE basis) increased $30,000 to $5,576,000 for the period ended June 30, 2004.

Noninterest Income

Noninterest income totaled $2,214,000 for the six months ended June 30, 2004. This is an increase of $352,000 or 18.9% compared to noninterest income of $1,862,000 for the six months ended June 30, 2003. Continuing growth of the Trust Department has resulted in an increase in income of $145,000 or 25.8% to $707,000 for the first six months of 2004, compared to $562,000 for the same period in 2003. Gains on sales of available-for-sale securities increased 15.7% to $642,000 for the first six months of 2004 compared to the corresponding period in 2003. Service charges on deposit accounts totaled $306,000 which reflects an increase of 13.8% for the period ended June 30, 2004 when compared to the first six months of 2003.

Noninterest Expense

Noninterest expense increased 8.4% for the first six months of 2004 as compared to the same period in 2003. The components of noninterest expense and the changes in the period were as follows:

                                             2004      2003    Change   % Change
--------------------------------------------------------------------------------
Salaries and employee benefits             $2,522    $2,265     $257      11.3
Occupancy expense                             163       182      (19)    (10.4)
Equipment expense                             281       241       40      16.6
Data processing                               300       272       28      10.3
Insurance                                      58        51        7      13.7
Printing and stationery                       113        89       24      27.0
Legal expense                                  62        71       (9)    (12.7)
Amortization of core deposit intangible        34        34        0         0
Other expense                                 804       795        9       1.1
                                           ------    ------     ----
      Total other expense                  $4,337    $4,000     $337       8.4
                                           ======    ======     ====


The increase in salary and employee benefits is primarily due to an increase in staff along with salary increases and the increase in the cost of employee benefits. Occupancy expenses decreased as a result of a reduction in unscheduled facility maintenance and repair costs for the period ended June 30, 2004. The increased equipment expenses reflect some one-time maintenance costs incurred during the first six months of 2004.

Income Taxes

The income tax provision for the first six months of 2004 totaled $617,000 in comparison to $775,000 for the same six months period in 2003. This decrease reflects a decrease in taxable income.

Net Income

Overall, net income totaled $2,168,000 for the six months ended June 30, 2004. This compares to net income of $2,030,000 for the same period in 2003, an increase of 6.8% and represents earnings of $1.52 per share. This compares to earnings per share of $1.43 for the corresponding period in 2003. The improvement in net income is primarily the result of an increase in noninterest income, reductions in interest expense and reduced income taxes partially offset by reductions in interest and dividend income and increased other expense.

                        THREE MONTHS ENDED JUNE 30, 2004
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Interest Income

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended June 30                                     2004         2003
                                                             ------       ------
 Total Interest and Dividend Income                          $3,815       $3,955
(financial statements)
Tax Equivalent Adjustment                                       274          267
                                                             ------       ------
     Total interest income (on an FTE basis)                  4,089        4,222
Total Interest Expense                                        1,273        1,461
                                                             ------       ------
Net Interest and Dividend Income-FTE                         $2,816       $2,761
                                                             ======       ======

Interest and dividend income on an FTE basis for the three months ended June 30, 2004 decreased $133,000 or approximately 3.1% compared to the same period in 2003. Although there is an increase in earning assets, this decrease in interest and dividend income is primarily the result of competition and an economic environment of generally lower interest rates that continue to pressure interest margins.

Interest expense on deposits decreased $143,000 or 19.3% for the quarter to $597,000 compared to $740,000 for the same quarter in 2003. This decrease is primarily the result of an economic environment of lower interest rates. Federal Home Loan Bank advances have increased. Interest expense on these advances however, decreased $45,000 or 6.2% and totaled $676,000 for the three months ended June 30, 2004 compared to the corresponding period in 2003. Total interest expense for the three months ending June 30, 2004 was $1,273,000 compared to total interest expense for the same period in 2003 of $1,461,000 a decrease of $188,000 or 12.9%.

Overall, net interest and dividend income (on an FTE basis) increased $55,000 to $2,816,000 for the three period ended June 30, 2004 compared to the corresponding period in 2003.

Noninterest Income

Noninterest income totaled $1,122,000 for the three months ended June 30, 2004 as compared to $880,000 for the three months ended June 30, 2003 an increase of $242,000 or 27.5%. Continuing growth of the Trust Department has resulted in an increase in income of $81,000 or 29.8% to $353,000 for the second quarter of 2004 compared to the same period in 2003. Gains on sales of available-for-sale securities that totaled $286,000 for the second quarter of 2004 as compared to $218,000 for the corresponding period in 2003. Service charges on deposit accounts totaled $161,000 for the period ended June 30 2004 an increase of $25,000 or 18.4% when compared to the second quarter of 2003. This increase is attributable to an increase in deposit account transactions.

Noninterest Expense

Noninterest expense totaled $2,260,000 for the three month period ended June 30, 2004 as compared to $1,958,000 for the same period in 2003, an increase of $302,000 or 15.4%. The components of noninterst expense and the changes in the period were as follows:

                                            2004      2003     Change  % Change
--------------------------------------------------------------------------------
Salaries and employee benefits            $1,260    $1,092     $168       15.4
Occupancy expense                             73        87      (14)     (16.1)
Equipment expense                            150       125       25       20.0
Data processing                              149       119       30       25.2
Insurance                                     29        24        5       20.8
Printing and stationery                       68        55       13       23.6
Legal expense                                 37        34        3        8.8
Amortization of core deposit intangible       17        16        1        6.3
Other expense                                477       406       71       17.5
                                          ------    ------     ----
      Total other expense                 $2,260    $1,958     $302       15.4
                                          ======    ======     ====


Salary and employee benefit expenses increased primarily due to an increase in staff along with salary increases and the increase in the cost of employee benefits. In addition, as part of a continuing commitment to technology, the Bank is planning for a system upgrade during the third quarter which requires significant preparation time and resources which has resulted in an increase in salary expenses. Occupancy expenses decreased as a result of a reduction in unscheduled facility maintenance and repair costs for the three month period ended June 30, 2004 as compared to the same period in 2003. Data processing costs increased in 2004 when comparing the same period in 2003. This increase however, reflects a timing difference of data processing expenses during 2003. The increase in other operating expenses for the quarter ended June 30, 2004 are also a reflection of timing when comparing the same period in 2003. When comparing other operating expenses the first six months of 2004 to other operating expenses for the same period in 2003, the actual increase is 1.1% which reflects managements continuing efforts to control operating expenses.

Income Taxes

The income tax provision for the three months period ended June 30, 2004 totaled $248,000 in comparison to $377,000 for the same three month period in 2003. This decrease reflects a decrease in taxable income.

Net Income

Overall, net income totaled $1,096,000 for the three months ended June 30, 2004. This compares to net income of $1,001,000 for the same period in 2003 an increase of $95,000 or 9.5% and represents earnings of $.72 per share. This compares to earnings per share of $.70 for the corresponding period in 2003. The improvement in net income is primarily the result of an increase in noninterest income, reductions in interest expense and reduced income taxes, partially offset by reduced interest and dividend income and increased other expenses.

FINANCIAL CONDITION

Total assets at June 30, 2004 were $324,771,000, compared to $311,100,000 at December 31, 2003, an increase of 4.4%. The increase was primarily due to increased investment in available-for-sale securities funded by additional advances taken from the Federal Home Loan Bank as part of a strategy to increase interest income.

Securities

During the six months ended June 30, 2004, the securities portfolio, including Federal Home Loan Bank stock, increased $10,788,000 or 7.3% to $157,808,000 from $147,020,000 at December 31, 2003. The increase is primarily a reflection of the strategy to increase interest income as the additional advances from the Federal Home Loan Bank were used to purchase securities.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized gains and losses on holdings (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At June 30, 2004, the unrealized loss net of tax was $2,442,000. This compares to an unrealized gain net of tax of $686,000 at December 31, 2003. The unrealized losses in these securities are attributable to changes in market interest rates. The securities that are currently in an unrealized loss position have been for only a short period and management deems the securities are not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending

New business development during the second quarter of 2004 coupled with a small increase in loan demand resulted in an increase in total loans outstanding to $145,391,000 at June 30, 2004. This compares to total loans outstanding of $141,227,000 at December 31, 2003. This is an increase of $4,164,000 or 3.0%.
Competition for loans remains aggressive in the Bank's market area, especially in the residential mortgage loan market.

The following table represents the composition of the loan portfolio comparing June 30, 2004 to December 31, 2003:

                                            June 30, 2004      December 31, 2003
                                            -------------      -----------------
                                                 (amounts in thousands)
Commercial, financial and agricultural        $   8,892           $   9,149
Real Estate-construction and land
    development                                  10,936              15,582
Real Estate-residential                          97,221              90,806
Real Estate-commercial                           21,548              19,200
Consumer                                          5,893               6,692
Other                                               901                  73
                                              ---------           ---------
                                                145,391             141,502
Allowance for loan losses                        (1,769)             (1,664)
                                              ---------           ---------
Loans Outstanding                             $ 143,622           $ 139,838
                                              =========           =========

Provisions and Allowance for Loan Losses

Total net loans at June 30, 2004 increased 2.7% to $143,622,000 when compared to total net loans of $139,838,000 at December 31, 2003. At June 30, 2004 approximately 89% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 89% of the portfolio was related to real estate at December 31, 2003. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The loan loss provision for the six-month period ended June 30, 2004 was $120,000 compared to $75,000 in the comparable period of 2003.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2004. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Bank's Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the six months ended June 30, 2004.

At June 30, 2004, the allowance for loan losses totaled $1,769,000, representing 202.2% of nonperforming loans, which totaled $875,000, and 1.2% of total loans of $145,391,000. This compares to an allowance for loan losses of $1,664,000, representing 272.8% of nonperforming loans, which totaled $610,000, and 1.18% of total loans of $141,502,000 at December 31, 2003. A total of $24,000 of loans were charged off by the Bank during the six months ended June 30, 2004. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the six month period ended June 30, 2003 which totaled $22,000. A total of $9,000 of previously charged-off loans was recovered during the six month period ended June 30, 2004. Recoveries for the same period in 2003 totaled $15,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at June 30, 2004 and December 31, 2003:

                                         June 30, 2004         December 31, 2003
                                         -------------         -----------------
                                                 (amounts in thousands)

Demand                                      $ 50,419                $ 43,631
NOW                                           18,761                  21,437
Money Market                                  34,222                  38,357
Savings                                       50,292                  47,729
Time                                          66,080                  67,303
                                            --------                --------
Total Deposits                              $219,774                $218,457
                                            ========                ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At June 30, 2004, the Company had $75,457,000 in outstanding advances from the Federal Home Loan Bank compared to $60,897,000 at December 31, 2003. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2004, the Company was slightly asset sensitive (positive gap). This would suggest that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at June 30, 2004 is within the limits approved by the Board of Directors.

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

At June 30, 2004 the Company had approximately $38,680,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital

At June 30, 2004, the Company had $27,238,000 in shareholder equity, a decrease of 5.6% compared to December 31, 2003. Earnings for the six-month period ended June 30, 2004 totaled $2,168,000. Market conditions resulted in a decrease in accumulated other comprehensive income of $3,128,000.

A review and analysis of such securities has determined that there has been no credit deterioration and that the market price decline is due to the current interest rate environment, management deems the securities are not other than temporarily impaired. The Company has declared two quarterly dividends resulting in a decrease in capital of $683,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $32,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At June 30, 2004, the Company had a risk-based capital ratio of 15.54% compared to 16.4% at December 31, 2003. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

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

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of June 30, 2004, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the six month period ended June 30, 2004 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings. Not applicable

Item 2. - Changes in Securities and Use of Proceeds. On April 28, 2004, 840 shares of common stock were issued in the Directors' Stock Retainer Plan as compensation for services as directors. This plan is not registered under the Securities Act. These shares were issued pursuant to the exemption provided in
Section 4(2) of the Securities Act of 1933, for a private sale to directors of the Company not involving a public offering of the securities.

Item 3. - Defaults Upon Senior Securities. Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders of Salisbury Bancorp, Inc. (the "Company"), the holding company for Salisbury Bank and Trust Company (the "Bank") was held on Wednesday, April 28, 2004. Shareholders voted on the election of directors and the ratification of the appointment of independent auditors.

      The results of the votes of shareholders regarding each proposal are set forth below:

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

      Each of the two nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve until their term expires or their successors are elected and qualified.

      The vote for electing nominees as directors was as follows:

                                                                     Withholding
                                                    For              Authority

John F. Perotti            Number of Shares:        1,099,272        25,640
(three (3) year term)      Percentage of
                           Shares Voted:                 97.7%          2.3%
                           Percentage of Shares
                           Entitled to Vote:             77.1%          1.9%

                                                                     Withholding
                                                    For              Authority

Michael A. Varet           Number of Shares:        1,099,099        25,813
(three (3) year term)      Percentage of
                           Shares Voted:                 97.7%          2.3%
                           Percentage of Shares
                           Entitled to Vote:             77.1%          1.9%

The two (2) individuals elected at the 2004 Annual Meeting along with the following individuals whose terms did not expire at such meeting constitute the Board of Directors of the Company:

         John R. H. Blum              Gordon C. Johnson
         Louise F. Brown              Holly J. Nelson
         Nancy F. Humphreys           Walter C. Shannon, Jr.

                                   PROPOSAL 2
             RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

      The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2004 was approved because the votes for such appointment exceeded the votes against such appointment.

            The vote to ratify the appointment by the Board of Directors of Shatswell, MacLeod & Company, P.C. as independent auditors for the year ending December 31, 2004 was as follows:

                                              For             Against    Abstain

      Number of Votes:                        1,124,110       624        0
      Percentage of Shares Voted:                  99.9%      0.1%       0%
      Percentage of Shares
      Entitled to Vote:                            78.9%        0%       0%

Item 5. - Other Information - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

      a.    Exhibits -

            11    Computation of Earnings per Share.

            31.1- Rule 13a-14(a)/15d-14(a) Certification.

            31.2- Rule 13a-14(a)/15d-14(a) Certification.

            32-   Section 1350 Certifications.

      b.    Reports on Form 8-K:

      1. The Company filed a Form 8-K on April 29, 2004 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Wednesday, April 28, 2004 and to report that the Company had issued a press release announcing earnings for the first quarter of 2004.

      2. The Company filed a Form 8-K on June 2, 2004 to report that the Company's Board of Directors declared a quarterly cash dividend of $.24 per share to be paid on July 30, 2004 to shareholders of record as of June 30, 2004.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Salisbury Bancorp, Inc.


Date: August 12. 2004                   by: /s/ John F. Perotti
      ---------------                       ------------------------------
                                            John F. Perotti
                                            President/Chief Executive Officer


Date: August 12, 2004                   by: /s/ John F. Foley
      ---------------                       ------------------------------
                                            John F. Foley
                                            Chief Financial Officer