Form 10-Q
period 2004-09-30
SALISBURY BANCORP INC
filed 2004-11-15
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2004
                               ------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission file number 0-24751
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Connecticut                                             06-1514263
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

5 Bissell Street      Lakeville     Connecticut                    06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrants Telephone Number, Including Area Code     (860) 435-9801
                                                  ----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 31, 2004, there were 1,682,401 shares outstanding.
                               -----------------------------

                             SALISBURY BANCORP, INC.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                                    Page

Item 1.  Financial Statements:                                                     3

         Condensed Consolidated Balance Sheets -September 30, 2004 (unaudited)
                 and December 31, 2003                                             4
         Condensed Consolidated Statements of Income -three and nine months
                 ended September 30, 2004 and 2003  (unaudited)                    5
         Condensed Consolidated Statements of Cash Flows -nine months ended
                 September 30, 2004 and 2003 (unaudited)                           6

         Notes to Condensed Consolidated Financial Statements (unaudited)          8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               20

Item 4.  Controls and Procedures                                                  20

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                        21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              21

Item 3.  Defaults Upon Senior Securities                                          21

Item 4.  Submission of Matters to a Vote of Security Holders                      21

Item 5.  Other Information                                                        21

Item 6.  Exhibits                                                                 21

Signatures                                                                        22

                          Part I--FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                             SALISBURY BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)
                    September 30, 2004 and December 31, 2003

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  2004          2003
                                                                                  ----          ----
                                                                              (unaudited)
ASSETS
------
Cash & due from banks                                                          $  8,920       $  7,688
Interest bearing demand deposits with other banks                                 8,727          1,668
Money market mutual funds                                                           480            501
Federal funds sold                                                                   30          2,272
                                                                               --------       --------
         Cash and cash equivalents                                               18,157         12,129
Investment in available-for-sale securities (at fair value)                     177,094        143,020
Investments in held to maturity securities (fair values of $222 as
    of September 30, 2004 and $235 as of December 31, 2003)                         221            229
Federal Home Loan Bank stock, at cost                                             5,413          3,771
Loans, less allowance for loan losses of $2,462 as of September 30, 2004
   and $1,664 as of December 31, 2003                                           201,848        139,563
Loans held-for-sale                                                                 156            275
Investment in real estate                                                            75             75
Premises and equipment                                                            5,735          2,892
Goodwill                                                                          9,764          2,358
Core deposit intangible                                                           1,863            732
Accrued interest receivable                                                       2,247          1,876
Cash surrender value of life insurance policies                                   3,271          3,154
Other assets                                                                      1,511          1,026
                                                                               --------       --------
Total Assets                                                                   $427,355       $311,100
                                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
      Noninterest-bearing                                                      $ 65,961       $ 43,631
      Interest-bearing                                                          232,741        174,826
                                                                               --------       --------
         Total Deposits                                                         298,702        218,457
Federal Home Loan Bank advances                                                  81,218         60,897
Due to Brokers                                                                    2,292              0
Other liabilities                                                                 3,886          2,896
                                                                               --------       --------
         Total Liabilities                                                      386,098        282,250
                                                                               --------       --------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
      issued and outstanding 1,682,401 shares at September 30, 2004
      and 1,424,078 shares at December 31, 2003                                     168            142
   Paid-in capital                                                               13,032          2,327
   Retained earnings                                                             27,571         25,695
   Accumulated other comprehensive income                                           486            686
                                                                               --------       --------
         Total Shareholders' Equity                                              41,257         28,850
                                                                               --------       --------
 Total Liabilities and Shareholders' Equity                                    $427,355       $311,100
                                                                               ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                           September 30, 2004 and 2003
                                   (unaudited)

                                                             Nine Months Ended     Three Months Ended
                                                               September 30           September 30
                                                              2004       2003       2004        2003
                                                             ------     ------     ------      ------
Interest and dividend income:
   Interest and fees on loans                                $6,700     $6,947     $2,376      $2,315
   Interest and dividends on securities:
   Taxable                                                    3,253      3,239      1,134         959
   Tax-exempt                                                 1,614      1,555        551         530
   Dividends on equity securities                                71         83         25          29
   Other interest                                                37         30         19          16
                                                             ------     ------     ------      ------
         Total interest and dividend income                  11,675     11,854      4,105       3,849
                                                             ------     ------     ------      ------
 Interest expense:
   Interest on deposits                                       1,876      2,211        660         684
   Interest on Federal Home Loan Bank advances                2,056      2,092        730         632
                                                             ------     ------     ------      ------
         Total interest expense                               3,932      4,303      1,390       1,316
                                                             ------     ------     ------      ------
Net interest and dividend income                              7,743      7,551      2,715       2,533
Provision for loan losses                                       180        113         60          38
                                                             ------     ------     ------      ------
         Net interest and dividend income after provision
         for loan losses                                      7,563      7,438      2,655       2,495
                                                             ------     ------     ------      ------
Other income:
   Trust department income                                    1,007        862        300         300
   Service charges on deposit accounts                          463        403        157         134
   Gain on sales of available-for-sale securities, net        1,029        767        387         212
   Gain on sale of loans held-for-sale                          212        198         63         150
   Other income                                                 627        587        217         159
                                                             ------     ------     ------      ------
         Total other income                                   3,338      2,817      1,124         955
                                                             ------     ------     ------      ------
Other expense:
   Salaries and employee benefits                             4,142      3,461      1,620       1,196
   Occupancy expense                                            259        266         96          84
   Equipment expense                                            404        420        123         179
   Data processing                                              465        419        165         147
   Insurance                                                     87         77         29          26
   Printing and stationery                                      153        129         40          40
   Legal expense                                                 69         88          7          17
  Amortization of core deposit intangible                        56         51         22          17
  Other expense                                               1,687      1,163        883         368
                                                             ------     ------     ------      ------
         Total other expense                                  7,322      6,074      2,985       2,074
                                                             ------     ------     ------      ------
         Income before income taxes                           3,579      4,181        794       1,376
Income taxes (benefit)                                          615      1,136         (2)        361
                                                             ------     ------     ------      ------
         Net income                                          $2,964     $3,045     $  796      $1,015
                                                             ======     ======     ======      ======
Earnings per common share                                    $ 2.05     $ 2.14     $  .54      $  .71
                                                             ======     ======     ======      ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2004 and 2003
                                   (unaudited)

                                                                   2004         2003
                                                                   ----         ----
Cash flows from operating activities:
   Net income                                                   $  2,964     $  3,045
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Accretion of securities, net                                231          300
         Gain on sales of available-for-sale securities, net       1,029         (767)
         Provision for loan losses                                   180          113
         Net decrease in loans held-for-sale                         119            0
         Depreciation and amortization                               285          300
         Amortization of core deposit intangible                      60           51
         Net accretion of fair value adjustments                      (4)         (11)
         (Increase) decrease in interest receivable                 (371)         126
         Increase in prepaid expenses                               (414)        (202)
         Decrease (increase) increase in other assets              1,009         (118)
         (Decrease) increase in taxes payable                        (69)         137
         Decrease in accrued expenses                                (89)        (265)
         Increase (decrease) in interest payable                     100          (92)
         Increase in other liabilities                             1,188           50
                                                                --------     --------

Net cash provided by operating activities                          6,218        2,667
                                                                --------     --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                          (351)        (826)
  Purchases of available-for-sale securities                     (99,049)     (63,840)
  Proceeds from sales of available-for-sale securities            78,524       32,049
  Proceeds from maturities of available-for-sale securities       28,200       26,734
  Proceeds from maturities of held-to-maturity securities              9           89
  Investment in life insurance policies                                0       (3,000)
  Loan originations and principal collections, net                (7,694)      (9,245)
  Recoveries of loans previously charged-off                          17           24
  Capital expenditures                                              (772)        (437)
  Cash paid to Canaan National Bancorp, Inc. shareholders         (6,020)           0
  Cash and cash equivalents acquired from Canaan National
     Bancorp, Inc. net of expenses paid of $310,000                2,487            0
                                                                --------     --------

Net cash used in investing activities                             (4,649)     (18,452)
                                                                --------     --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2004 and 2003
                                   (unaudited)
                                   (continued)

                                                                   2004         2003
                                                                   ----         ----
Cash flows from financing activities:
   Net increase in demand deposits, NOW and
       savings accounts                                             5,892          893
   Net decrease in time deposits                                   (1,188)        (774)
   Advances from Federal Home Loan Bank (FHLB)                     34,295       26,325
   Principal payments on advances from Federal Home Loan Bank     (33,561)     (10,756)
   Dividends paid                                                  (1,011)        (982)
   Issuance of common stock                                            32           24
                                                                 --------     --------
Net cash provided by financing activities                           4,459       14,730
                                                                 --------     --------
Net increase in cash and cash equivalents                           6,028       (1,055)
Cash and cash equivalents at beginning of year                     12,129       10,620
                                                                 --------     --------
Cash and cash equivalents at end of period                       $ 18,157     $  9,565
                                                                 ========     ========

Supplemental disclosures:
   Interest paid                                                 $  3,832     $  4,395
   Income taxes paid                                                  545          999

Canaan National Bancorp, Inc. merger:
      Cash and cash equivalents acquired                         $  2,797
      Securities portfolio including FHLB stock acquired           44,124
      Loans acquired                                               54,787
      Fixed assets acquired                                         2,356
      Other assets acquired                                         1,193
      Identifiable intangible assets                                1,191
                                                                 --------
                                                                  106,448
                                                                 --------
      Deposits assumed                                             75,541
      Borrowings assumed                                           19,587
      Other liabilities assumed                                     1,698
                                                                 --------
                                                                   96,826
                                                                 --------
      Net assets acquired                                           9,622
      Merger costs                                                 17,028
                                                                 --------
          Goodwill                                               $  7,406
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

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), those of Salisbury Bank and Trust Company (the "Bank"), its wholly-owned subsidiary and the Bank's subsidiary, S.B.T. Realty, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

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

Comprehensive Income

                                      Nine months ended      Three months ended
                                         September 30            September 30
                                       2004        2003        2004       2003
                                       ----        ----        ----       ----

Net income                           $ 2,964     $ 3,045     $   796    $ 1,015
Net unrealized (losses) gains
 on securities during period            (200)     (1,239)      2,928     (1,991)
                                     -------     -------     -------    -------
Comprehensive income (loss)          $ 2,764     $ 1,806     $ 3,724    $  (976)
                                     =======     =======     =======    =======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

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

In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002, it's recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill ("reclassified goodwill"). The amount reclassified was $2,357,884, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. In accordance with SFAS No. 147, the Company tested its reclassified goodwill for impairment as of December 31, 2003. The Company determined that its reclassified goodwill as of that date was not impaired.

Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its then existing core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46(R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company was required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company applied FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not had a material effect on the Company's consolidated financial statements.

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

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results or operations.

NOTE 4 - EMPLOYEES' DEFINED BENEFIT PENSION PLAN
------------------------------------------------

The following summarizes the net periodic benefit cost for the three months and nine months ended September 30:

                                               Nine Months Ended            Three Months Ended
                                                 September 30,                 September 30,
                                               2004          2003          2004            2003
                                            -----------------------     -------------------------
Components of net periodic benefit cost:
   Service cost                             $ 180,701     $ 141,078     $  81,006       $  47,026
   Interest cost                              165,401       111,024        83,780          37,008
   Expected return on plan assets            (147,336)      (80,258)      (70,016)        (26,753)
   Amortization of:
      Prior service costs                      89,842           669        89,396*            223
      Transition obligation (asset)            53,423         6,504        49,087**         2,168
      Actuarial (gain) loss                    45,701             0        31,693               0
Settlements and curtailments                        0             0             0               0
                                            ---------     ---------     ---------       ---------
   Net periodic benefit cost                $ 387,732     $ 179,017     $ 264,946       $  59,672
                                            =========     =========     =========       =========

* Includes a one-time charge of $89,172 to reconcile unrecognized amounts with amortization schedule.

** Includes a one-time charge of $46,921 to reconcile unrecognized amounts with amortization schedule.

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

Discount rate                      6.00%      6.00%            6.00%       6.00%
Average wage increase      Graded table%*     6.00%    Graded table%*      6.00%
Return on plan assets              7.25%      7.25%            7.25%       7.25%

* 5% at age 20 grading down to 3% at age 60 and beyond (effective to approximately 3.25%)

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations.

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has five (5) full service offices including a Trust Department located in the towns of Lakeville, Salisbury, Sharon and North Canaan, Connecticut and South Egremont, Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003. On September 10, 2004, Canaan National Bancorp, Inc. merged with and into the Company and those offices acquired opened as branch offices of the Bank on September 13, 2004.

RESULTS OF OPERATIONS
---------------------
Overview
--------

The Company's net income for the nine months ended September 30, 2004 was $2,964,000. This compares to earnings of $3,045,000 for the same period in 2003. Earnings per share for the nine months ended September 30, 2004 totaled $2.05 per share which compared to earnings per share of $2.14 for the corresponding period in 2003. The decrease is primarily the result of costs relating to the merger with Canaan National Bancorp, Inc. and the upgrading of the Company's core account processing system.

The Company's assets at September 30, 2004 totaled $427,355,000 which represents growth of $116,255,000 or 37.4% since December 31, 2003. This increase is primarily attributable to the Bank's merger with Canaan National Bancorp, Inc., which was completed during September 2004. In connection with this transaction, the Bank received approximately $54,000,000 in loans, a securities portfolio totaling approximately $44,000,000, and recorded goodwill of $7.4 million. Also included in the merger were Canaan National Bancorp, Inc.'s fixed assets and bank premises. During the first nine months of 2004, non-performing loans increased $1,264,000 to $1,874,000. Management does not believe that this increase is indicative of any trends, but rather is attributable to a few specific loans. Deposits at September 30, 2004 totaled $298,702,000 as compared to total deposits of $218,457,000 at December 31, 2003. The increase is primarily attributable to the approximately $76,000,000 in deposits that were assumed in the merger with of Canaan National Bancorp, Inc.

As a result of the Company's third quarter financial performance, the Board of Directors declared a third quarter cash dividend of $.24 per common share, payable October 29, 2004 to shareholders of record as of September 30, 2004. This is the same as the cash dividend of $.24 per common share that was declared for the first and second quarters of 2004.

The Company's risk based capital ratios at September 30, 2004, which include the risk weighted assets and capital of the Bank, were 12.57% for tier 1 capital and 13.69% for total risk based capital. The Company's leverage ratio was 8.82% at September 30, 2004.

Critical Accounting Estimates
-----------------------------

In preparing the Company's financial statements, management selects and applies numerous accounting policies. In applying these policies, management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on an estimation of the probable amount of future credit losses in the loan portfolio. Many factors influence the amount of future loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See "Provisions and Allowance for Loan Losses."

                      NINE MONTHS ENDED SEPTEMBER 30, 2004
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

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

(amounts in thousands)
Nine months ended September 30                   2004         2003
                                                 ----         ----
Total Interest and Dividend Income             $11,675      $11,854
(financial statements)
Tax Equivalent Adjustment                          831          801
                                               -------      -------
Total Interest and Dividend Income
      (on an FTE basis)                         12,506       12,655
Total Interest Expense                           3,932        4,303
                                               -------      -------
Net Interest and Dividend Income-FTE           $ 8,574      $ 8,352
                                               =======      =======

Interest and dividend income on an FTE basis for the nine months ended September 30, 2004, as compared to the same period in 2003, decreased $149,000 or approximately 1.2%. The decrease was primarily the result of a decrease in interest and fees on loans, due to competition and an economic environment of generally lower interest rates.

Interest expense on deposits for the first nine months of 2004 totaled $1,876,000, a decrease of 15.2% compared to the same period in 2003. This decrease is primarily the result of an economic environment of lower interest rates. Although Federal Home Loan Bank advances have increased, interest expense on these advances decreased $36,000 or 1.7% to $2,056,000. Total interest expense for the nine months ending September 30, 2004 was $3,932,000, a decrease of $371,000 or 8.6% when compared to the same period in 2003.

Overall, net interest and dividend income (on an FTE basis) increased $222,000 or 2.7% to $8,574,000 for the period ended September 30, 2004 when compared to the same period in 2003.

Noninterest Income
------------------

Noninterest income totaled $3,338,000 for the nine months ended September 30, 2004. This is an increase of $521,000 or 18.5% compared to the nine months ended September 30, 2003. Continuing growth of the Trust Department has resulted in an increase in trust department income of $145,000 or 16.8% to $1,007,000 for the first nine months of 2004, compared to the same period in 2003. Gains on sales of available-for-sale securities increased 34.2% to $1,029,000 for the first nine months of 2004 compared to the corresponding period in 2003.This increase is primarily attributable to management's efforts to maximize the spreads in the portfolio. During the nine month period ended September 30, 2004, there were opportunities in the market that resulted in taking gains on sales while increasing the yields in the portfolio at the same time. Service charges on deposit accounts totaled $463,000 which reflects an increase of 14.9% for the period ended September 30, 2004 when compared to the first nine months of 2003.

Noninterest Expense
-------------------

Noninterest expense increased 20.5% for the first nine months of 2004 as compared to the same period in 2003. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                              2004       2003      Change     % Change
--------------------------------------------------------------------------------------
 Salaries and employee benefits              $4,142     $3,461     $  681        19.7
 Occupancy expense                              259        266         (7)       (2.6)
 Equipment expense                              404        420        (16)       (3.8)
 Data processing                                465        419         46        11.0
 Insurance                                       87         77         10        13.0
 Printing and stationery                        153        129         24        18.6
 Legal expense                                   69         88        (19)      (21.6)
Amortization of core deposit intangible          56         51          5         9.8
Nonrecurring expenses of merger and data
   processing conversion                        546          0        546       100.0
Other expense                                 1,141      1,163        (22)       (1.9)
                                             ------     ------     ------
       Total other expense                   $7,322     $6,074     $1,248        20.5
                                             ======     ======     ======

The increase in salary and employee benefits is primarily due to an increase in staff attributable to the merger with Canaan National Bancorp, Inc. and the required employee time needed to make the extensive system changes relating to the core processing system, along with salary increases and the increase in the cost of employee benefits. The increase in data processing costs are attributable to the changes made in the core processing system during the third quarter coupled with additional costs related to the merger. In connection with the merger with Canaan National Bancorp, Inc. and the related conversion to the new data processing system, the Company incurred various nonrecurring expenses aggregating $546,000.

Income Taxes
------------

The income tax provision for the first nine months of 2004 totaled $615,000 in comparison to $1,136,000 for the same nine month period in 2003. This decrease is primarily attributable to a decrease in taxable income. In addition, the Company formed a passive investment company. A passive investment company's structure is such that income earned results in a reduction of tax liability for the Company.

Net Income
----------

Overall, net income totaled $2,964,000 for the nine months ended September 30, 2004. This compares to net income of $3,045,000 for the same period in 2003, a decrease of 2.7% and represents earnings of $2.05 per share. This compares to earnings per share of $2.14 for the corresponding period in 2003. The decrease in net income is primarily the result of additional expenses relating to enhancing the core account processing system along with the additional expenses associated with the merger with Canaan National Bancorp, Inc.

                      THREE MONTHS ENDED SEPTEMBER 30, 2004
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Interest Income
-------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended September 30                  2004        2003
                                                 ----        ----
Total Interest and Dividend Income              $4,105      $3,849
(financial statements)
Tax Equivalent Adjustment                          284         273
                                                ------      ------
Total Interest and Dividend Income
(on an FTE basis)                                4,389       4,122
Total Interest Expense                           1,390       1,316
                                                ------      ------
Net Interest and Dividend Income-FTE            $2,999      $2,806
                                                ======      ======

Interest and dividend income on an FTE basis for the three months ended September 30, 2004 increased $267,000 or approximately 6.5% compared to the same period in 2003. The increase is primarily attributable to an increase in earning assets that is the result of the merger with Canaan National Bancorp, Inc., which closed in September 2004.

Interest expense on deposits decreased $24,000 or 3.5% for the period ended September 30, 2004 compared to the same period in 2003. Although total deposits have increased, a continuing economic environment of lower interest rates has caused this decrease. Federal Home Loan Bank advances have increased. Interest expense on these advances have increased $98,000 or 15.5% and totaled $730,000 for the three months ended September 30, 2004 compared to the corresponding period in 2003. Total interest expense for the three months ending September 30, 2004 was $1,390,000 compared to total interest expense for the same period in 2003 of $1,316,000 an increase of $74,000 or 5.6%.

Overall, net interest and dividend income (on an FTE basis) increased $193,000 to $2,999,000 for the three month period ended September 30, 2004 compared to the corresponding period in 2003.

Noninterest Income
------------------

Noninterest income totaled $1,124,000 for the three months ended September 30, 2004, an increase of $169,000 or 17.7% as compared to $955,000 for the three months ended September 30, 2003. Gains on sales of available-for-sale securities totaled $387,000 for the third quarter of 2004 as compared to the corresponding period in 2003, an increase of $175,000 or 83.0%.

Noninterest Expense
-------------------

Noninterest expense totaled $2,985,000 for the three month period ended September 30, 2004, and increase of $911,000 or 43.9% as compared to $2,074,000 for the same period in 2003. The components of noninterst expense and the changes in the period were as follows:

                                              2004       2003      Change    % Change
-------------------------------------------------------------------------------------
 Salaries and employee benefits              $1,620     $1,196     $  424       35.5
 Occupancy expense                               96         84         12       14.3
 Equipment expense                              123        179        (56)     (31.3)
 Data processing                                165        147         18       12.2
 Insurance                                       29         26          3       11.5
 Printing and stationery                         40         40          0          0
 Legal expense                                    7         17        (10)      58.8
Amortization of core deposit intangible          22         17          5       29.4
Nonrecurring expenses of merger and data
   processing conversion                        506          0        506      100.0
Other expense                                   377        368          9        2.4
                                             ------     ------     ------
       Total other expense                   $2,985     $2,074     $  911       43.9
                                             ======     ======     ======

Salary and employee benefit expenses increased due to an increase in staff as the result of the Canaan National Bancorp, Inc. merger, as well as salary increases and the increase in the cost of employee benefits of the Company's staff during the first nine months of 2004. As part of a continuing commitment to technology, and as the result of the previously mentioned merger, preparation time and resources have resulted in an increase in salary expenses. Equipment expenses have decreased as a result of a reduction in unscheduled facility and equipment maintenance and repair costs for the three month period ended September 30, 2004 as compared to the same period in 2003. Data processing costs increased in 2004 when compared to the same period in 2003. This increase is primarily the result of costs related to maintaining two processing systems during the merger. In connection with the merger with Canaan National Bancorp, Inc. and the related conversion to the new data processing system, the Company incurred various nonrecurring expenses aggregating $506,000.

Income Taxes
------------

The income tax benefit for the three month period ended September 30, 2004 totaled $2,000 in comparison to an income tax provision of $361,000 for the same three month period in 2003 reflecting a decrease in taxable income.

In addition, the Company formed a passive investment company. The structure of the company creates tax advantages that result in a reduction of tax liability for the Company.

Net Income
----------

Overall, net income totaled $796,000 for the three months ended September 30, 2004. This compares to net income of $1,015,000 for the same period in 2003, a decrease of $219,000 or 21.6%. Earnings per share for the quarter ended September 30, 2004 totaled $.54 per share. This compares to earnings per share of $.71 for the corresponding period in 2003. The decrease in net income is attributable to an increase in expenses that are directly related to the changes in the core processing system enhancements and the merger with Canaan National Bancorp, Inc., which was consummated during the third quarter of 2004 and appears to be not indicative of any trend.

FINANCIAL CONDITION
-------------------

Total assets at September 30, 2004 were $427,355,000, compared to $311,100,000 at December 31, 2003, an increase of 37.4%. The increase reflects the assets acquired from the merger with Canaan National Bancorp, Inc.

Securities
----------

During the nine months ended September 30, 2004, the securities portfolio, including Federal Home Loan Bank stock, increased $35,708,000 or 24.3% to
$182,728,000   from   $147,020,000   at  December  31,  2003.  The  increase  is
attributable to the assets acquired as part of the merger previously mentioned. The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized gains and losses on holdings (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At September 30, 2004, the unrealized gain net of tax was $486,000. This compares to an unrealized gain net of tax of $686,000 at December 31, 2003. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

New business development during the third quarter of 2004, coupled with the loans acquired as part of the previously described merger, resulted in an increase in total loans outstanding to $204,310,000 at September 30, 2004. This compares to total loans outstanding of $141,227,000 at December 31, 2003. This is an increase of $63,083,000 or 44.7%.

The following table represents the composition of the loan portfolio comparing September 30, 2004 to December 31, 2003:

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
                                                 (amounts in thousands)
Commercial, financial and agricultural        $  13,551           $   9,149
Real Estate-construction and land
   development                                   13,193              15,307
Real Estate-residential                         130,885              90,806
Real Estate-commercial                           34,535              19,200
Consumer                                          9,797               6,692
Other                                             2,349                  73
                                              ---------           ---------
                                                204,310             141,227
Allowance for loan losses                        (2,462)             (1,664)
                                              ---------           ---------
Loans, net                                    $ 201,848           $ 139,563
                                              =========           =========

Provisions and Allowance for Loan Losses
----------------------------------------

Total net loans at September 30, 2004 increased 44.7% to $201,848,000 when compared to total net loans of $139,563,000 at December 31, 2003, reflecting the merger with Canaan National Bancorp, Inc as well as growth within the loan portfolio. As a result of the merger, the Bank received approximately $54,000,000 in loans. At September 30, 2004 approximately 87% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 89% of the portfolio was related to real estate at December 31, 2003. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The loan loss provision for the nine-month period ended September 30, 2004 was $180,000 compared to $113,000 in the comparable period of 2003.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended September 30, 2004. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Bank's Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Impaired loans are defined in the Bank's Loan Policy as residential real estate mortgages with balances of $300,000 or more and commercial loans of $100,000 or more when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note. Any such commercial loans and residential mortgages will be considered impaired under any of the following circumstances:

      1.    Non-accrual status;

      2.    Loans over 90 days delinquent;

      3.    Troubled debt restructures consummated after December 31, 1994; or

      4. Loans classified as "doubtful" meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the nine months ended September 30, 2004.

At September 30, 2004, the allowance for loan losses totaled $2,462,000, representing 131.4% of nonperforming loans, which totaled $1,874,000, and 1.2% of total loans of $204,310,000. This compares to an allowance for loan losses of $1,664,000, representing 272.8% of nonperforming loans, which totaled $610,000, and 1.2% of total loans of $141,227,000 at December 31, 2003. A total of $38,000 of loans were charged off by the Bank during the nine months ended September 30, 2004. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the nine month period ended September 30, 2003 which totaled $142,000. A total of

$17,000 of previously charged-off loans was recovered during the nine month period ended September 30, 2003. Recoveries for the same period in 2003 totaled $24,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at September 30, 2004 and December 31, 2003:

                            September 30, 2004   December 31, 2003
                            ------------------   -----------------
                                    (amounts in thousands)

Demand                           $ 65,961            $ 43,631
NOW                                28,533              21,437
Money Market                       43,271              38,357
Savings                            68,062              47,729
Time                               92,875              67,303
                                 --------            --------
Total Deposits                   $298,702            $218,457
                                 ========            ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At September 30, 2004, the Company had $81,218,000 in outstanding advances from the Federal Home Loan Bank compared to $60,897,000 at December 31, 2003. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

Interest Rate Risk
------------------

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2004, the Company was slightly asset sensitive (positive gap). This would suggest that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at September 30, 2004 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings.

At September 30, 2004 the Company had approximately $43,498,000 in loan commitments outstanding. Management believes that the current level of liquidity is adequate to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At September 30, 2004, the Company had $41,257,000 in shareholders' equity. Earnings for the nine month period ended September 30, 2004 totaled $2,964,000. Market conditions resulted in a decrease in accumulated other comprehensive income of $200,000. A review and analysis of such securities has determined that there has been no credit deterioration and that the market price decline is due to the current interest rate environment. Management deems the securities are not other than temporarily impaired. The Company has declared three quarterly dividends in 2004 resulting in a decrease in capital of $1,088,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan in April 2004 that resulted in an increase in capital of $32,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At September 30, 2004, the Company had a total risk-based capital ratio of 13.69% compared to 16.4% at December 31, 2003. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions. As a result of the merger, each shareholder of Canaan National Bancorp, Inc. received 1.3371 shares of the Company, in addition to $31.20 in cash, for each share of Canaan National Bancorp, Inc. stock. As of September 10, 2004 a total of 257,670 shares of the Company were issued to shareholders of Canaan National Bancorp, Inc. and the Company paid to such shareholders approximately $6.0 million cash in aggregate. Fractional shares of the Company were not issued as a result of the merger, but were paid at a price of $41.06 per share. At September 30, 2004, a total of 1,682,401 shares of Company common stock were issued and outstanding.

Impact of Inflation and Changing Prices
---------------------------------------

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

Forward Looking Statements
--------------------------

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

(b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses and capital requirements;

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 2003. (See discussion regarding Interest Rate Risk above.)

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of September 30, 2004, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the nine month period ended September 30, 2004 there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings. Not applicable

Item 2. -Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

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

                                         Salisbury Bancorp, Inc.


Date: November 15, 2004                  by: /s/ John F. Perotti
      -----------------                      -------------------
                                             John F. Perotti
                                             President/Chief Executive Officer


Date: November 15, 2004                  by: /s/ John F. Foley
      -----------------                      -----------------
                                             John F. Foley
                                             Chief Financial Officer