Form 10-K
period 2004-12-31
SALISBURY BANCORP INC
filed 2005-03-29
CIK 1060219

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

                   For the fiscal year ended December 31, 2004

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

                         Commission file number 0-24751
                                               ---------

                             SALISBURY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

     Connecticut                                                              06-1514263
--------------------------------------------------------------     -----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

     5 Bissell Street, Lakeville, CT                                         06039
--------------------------------------------------------------     -------------------------
(Address of Principal Executive Offices)                                  (Zip Code)

Registrant"s telephone number, including area code: 860-435-9801
                                                    ------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer. Yes | | No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: June 30, 2004: $47,651,640

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,682,401 shares outstanding as of March 4, 2005.
Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS
                                -----------------

                                                                                    Page
                                                                                    ----
Part I
         Item 1 - Business                                                            3

           (a)  General Development of the Business                                   3
           (b)  Financial Information about Industry Segments                         3
           (c)  Narrative Description of Business                                     4
           (d)  Financial Information about Foreign and Domestic
                Operations and Export Sales                                           8

         Item 2 - Properties                                                         13

         Item 3 - Legal Proceedings                                                  14

         Item 4 - Submission of Matters to a Vote of Security Holders                14

Part II
         Item 5 - Market for Registrant's Common Equity Related Stockholder
                  Matters and Issuer Purchases of Equity Securities                  14

           (a)  Market Information                                                   14
           (b)  Holders                                                              14
           (c)  Dividends                                                            14
           (d)  Securities Authorized for Issuance Under Equity Compensation Plans   14

         Item 6 - Selected Financial Data                                            15

         Item 7 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      16

         Item 7A- Quantitative and Qualitative Disclosures about Market Risk         30

         Item 8 - Financial Statements and Supplementary Data                        31

         Item 9 - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             32

         Item 9A- Controls and Procedures                                            32

         Item 9B-  Other Information                                                 32

Part III
         Item 10 -Directors and Executive Officers of the Registrant                 32

         Item 11 -Executive Compensation                                             34

         Item 12 -Security Ownership of Directors and Management
                  and Related Stockholder Matters                                    37

         Item 13-Certain Relationships and Related Transactions                      38

         Item 14-Principal Accounting Fees and Services                              39

Part IV
         Item 15 - Exhibits and Financial Statement Schedules                        40

Signatures                                                                           41

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

On September 10, 2004 the Company completed the acquisition of Canaan National Bancorp, Inc. and the merger of The Canaan National Bank with and into Salisbury Bank and Trust Company. Following of the merger, the Bank operated five (5) full service offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut and South Egremont, Massachusetts. In addition, a branch in Sheffield, Massachusetts opened in March 2005. Most of the Bank's business is derived from customers located in Litchfield County, Connecticut or in Dutchess County or Columbia County, New York or in Berkshire County, Massachusetts.

(b)   Financial Information about Industry Segments

The Company's products and services are all of a nature of a commercial bank and trust company.

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

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities and securities of political subdivisions of the states. At December 31, 2004, it totaled $184,286,000 which represents approximately 43.56% of total assets and it produced interest and dividend income of $6,905,000 for the year 2004 as compared with $6,385,000 for 2003 and $6,358,000 for 2002 respectively.

      Deposits and Borrowings

The Bank's primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build multiple account relationships with its customers. As a result, average daily deposits increased 14.42% to $244,167,000 during 2004.

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB"). Borrowings from FHLBB totaled $79,213,000 at December 31, 2004 as compared with $60,897,000 at December 31, 2003.

For additional information relating to the asset, deposit and borrowing components of the Company, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation and the accompanying Consolidated Financial Statements.

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

The Bank is a full-service commercial bank and its activities encompass a broad range of services which includes a complete menu of deposit services, multiple mortgage products and various other types of loans for both business and personal needs. Full trust services are also available. The Bank owns and operates two subsidiaries, SBT Realty, Inc. which is incorporated under the laws of the State of New York and SBT Mortgage Corp. which is incorporated under the laws of the State of Connecticut. SBT Realty, Inc. holds and manages bank owned real estate situated in New York State.

      Competition

The Company and the Bank encounter competition in all phases of their business. There are numerous financial institutions that have offices in the areas in which the Company and Bank compete in Northwestern Connecticut, Western Massachusetts and proximate areas of New York State.

All of the offices of the Bank are located in the northwest corner of Litchfield County, Connecticut and South Berkshire County, Massachusetts. The Bank maintains six (6) banking offices within these two counties and also attracts customers from nearby Columbia County and Dutchess County, New York. The bank's market area within the four counties is served by 47 commercial banks and savings banks. The Bank has a 2.75% market share of deposits in such market.

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

The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 200 (the "USA Patriot Act").

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

As a state-chartered bank and member of the Federal Deposit Insurance Corporation ("FDIC"), the Bank is subject to regulation both by the Connecticut Banking Commissioner and the FDIC. Applicable laws and regulations impose restrictions and requirements in many areas, including capital requirements, maintenance of reserves, establishment of new branch offices, mergers, making of loans and investments, consumer protection, employment practices and other matters. Any new regulations or amendments to existing regulations may materially affect the services offered, expenses incurred and/or income generated by the Bank.

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

FDIC Regulation

The FDIC insures the Bank's deposit accounts in an amount up to $100,000 for each insured depositor. FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. A bank's failure to meet the minimum capital and risk-based capital guidelines discussed below would be considered to be unsafe and unsound banking practices. The Bank, as a Connecticut-chartered FDIC-insured bank, is regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of the Bank, and the Bank is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC.

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

Employees

The Company's current workforce at March 14, 2005 consists of 130 employees of whom 111 were full time and 19 were part time. The employees are not represented by a collective bargaining unit.

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

STATISTICAL DISCLOSURE REQUIRED PURSUANT TO SECURITIES EXCHANGE ACT, INDUSTRY GUIDE 3

The statistical disclosures required pursuant to Industry Guide 3, not contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are presented on the following pages of this Report on Form 10-K.

                                                                     Page(s) of
Item of Guide 3                                                      This Report
---------------                                                      -----------

I.    Distribution of Assets, Liabilities and Shareholders'
      Equity; Interest Rates and Interest Differential                   18

II.   Investment Portfolio                                               10

III.  Loan Portfolio                                                     11

IV.   Summary of Loan Loss Experience 12 V. Deposits                     25

VI.   Return on Equity and Assets                                        11

VII.  Short-Term Borrowings                                              13

Investment Portfolio

The Company categorizes investments into three groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale, or trading. The Bank does not purchase or hold any investment securities for the purpose of trading such investments. The following tables set forth the carrying amounts of the investment securities as of December 31:

(dollars in thousands)

                                                          2004       2003       2002
                                                      ------------------------------
Available-for-sale securities:
 (at fair value)
Equity securities                                     $    146   $    136   $     90
U.S. government agencies preferred stock                12,209      7,610      4,179
U.S. Treasury securities and other
   U.S. government corporations and agencies            53,416     51,979     41,635
Obligations of states and political subdivisions        58,452     45,988     42,792
Mortgage-backed securities                              54,432     37,307     46,473
                                                      ------------------------------
                                                      $178,655   $143,020   $135,169
                                                      ==============================

Held-to-maturity securities
 (at amortized cost)

U.S. Treasury securities and other
   U.S. government corporations and agencies          $      0   $      0   $      0
Obligations of states and political subdivisions             0          0          0
Mortgage-backed securities                                 218        229        321
                                                      ------------------------------
                                                      $    218   $    229   $    321
                                                      ==============================

Federal Home Loan Bank stock                          $  5,413   $  3,771   $  2,945
                                                      ==============================

For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2004:

(dollars in thousands)

                                  Under              1-5                     5-10                   Over 10
                                  1 Year    Yield    Years     Yield         Years     Yield        Years        Yield        Total
                               ----------------------------------------------------------------------------------------------------
Held-to-maturity
----------------
securities
----------
(at amortized cost)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies       $      0           $      0                $      0               $      0                 $      0

Obligations of state and
   political subdivisions               0                  0                       0                      0                        0

Mortgage-backed
 securities                             0                  0                       0                    218        3.38%         218
                                 --------           --------                --------               --------                 --------
                                 $      0           $      0                $      0               $    218                 $    218
                                 ========           ========                ========               ========                 ========
Available-for-sale
------------------
Securities
----------
(at fair value)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies       $      0           $      0                $ 23,692        4.81%  $ 29,724         4.19%   $ 53,416

Obligations of state and
 political subdivisions          $    240   4.70%   $      0                $    591        4.04%  $ 57,621         4.75%   $ 58,452

Mortgage-backed
 securities                      $      0           $  1,289        5.10%   $  1,439        5.35%  $ 51,704         4.40%   $ 54,432
                                 --------           --------                --------               --------                 --------
                                 $    240           $  1,289                $ 25,722               $139,049                 $166,300
                                 ========           ========                ========               ========                 ========

Loan Portfolio Analysis by Category
(dollars in thousands)

                                                             December 31
                                          2004         2003         2002         2001         2000
                                     -------------------------------------------------------------
Commercial, financial and            $  15,127    $   9,149    $  10,127    $  10,797    $   8,592
   agricultural
Real Estate-construction and            14,290       15,307        6,027        3,935        6,275
land development
Real Estate - residential              130,414       90,807       93,636      102,201       98,312
 Real Estate-commercial                 35,487       19,199       18,002       17,423       15,463
Consumer                                 9,122        6,692        9,007       10,030       10,673
Other                                       69           73          291          125          247
                                     -------------------------------------------------------------
                                       204,509      141,227      137,090      144,511      139,562
Allowance for possible loan losses      (2,512)      (1,664)      (1,458)      (1,445)      (1,292)
Unearned income                            (19)          (0)          (0)          (0)          (0)
                                     -------------------------------------------------------------
     Net loans                       $ 201,978    $ 139,563    $ 135,632    $ 143,066    $ 138,270
                                     =============================================================

There are no industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 2004. Also provided are the amounts due after one
(1) year classified according to the sensitivity to changes in interest rates.

                                                                       Due after
                                                     Due in one        one year to    Due after
                                                     year or less      five years     five years
                                                     --------------------------------------------
Commercial, financial,
 agricultural and real estate commercial             $  4,385          $8,628         $ 37,601
Real estate-construction and land development          14,290               0                0
                                                     -----------------------------------------
                                                     $ 18,675          $8,628         $ 37,601
                                                     =========================================

Maturities after
  One Year with:
  Fixed interest rates                                                 $6,169         $  8,629
  Variable interest rates                                               2,459           28,972
                                                                       -----------------------
                                                                       $8,628         $ 37,601
                                                                       =======================

Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                       Year ended December 31,
                                                       -----------------------
                                                        2004    2003    2002
                                                        ----    ----    ----

Return on average total assets
 (net income divided by average total assets)            1.14%   1.24%   1.13%

Return on average shareholders' equity
 (net income divided by average shareholders' equity)   12.34%  13.41%  12.63%

Dividend payout ratio
 (total declared dividends per share
   divided by net income per share)                     35.96%  34.07%  39.11%

Equity to assets ratio
 (average shareholders' equity as a percentage of
   average total assets)                                 9.20%   9.26%   8.92%

Non-accrual, Past Due and Restructured Loans

At December 31, 2004, there were eleven (11) non-accrual loans in the Bank's portfolio all of which were secured by real estate. In the month following the month in which a mortgage loan becomes 90 days past due, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate or large commercial loans on which substantial collateral exists. Other types of loans are generally charged off when they become 120 days or more delinquent. However, exceptions may be made as warranted.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                        December 31
                                         2004      2003      2002      2001      2000
                                       ----------------------------------------------
Non-accrual                            $1,739    $   75    $  855    $  372    $  186
90 days or more past due                  528       535       124       215       323
Restructured loans                          0         0       271         0        12
                                       ----------------------------------------------
Total nonperforming loans              $2,267    $  610    $1,250    $  587    $  521
                                       ==============================================

Total nonperforming loans as per-
 centage of the total loan portfolio     1.12%     0.43%     0.92%     0.41%     0.37%
Allowance for loan losses as a per-
 centage of nonperforming loans        110.76%   272.79%   116.64%   246.17%   247.99%

         Information with respect to non-accrual and restructured loans at December 31, 2004, 2003 and 2002 is as follows:

(dollars in thousands)                                                      Year Ended December 31

                                                                          2004        2003        2002
                                                                        ------------------------------
Interest income that would have been recorded under original terms      $  100      $    4      $   68
Gross interest recorded                                                     72           0          49
                                                                        ------------------------------
Foregone interest                                                       $   28      $    4      $   19
                                                                        ==============================

Summary of Loan Loss Experience

(dollars in thousands)                                      Year Ended December 31
                                          2004         2003          2002           2001          2000
                                        --------------------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year      $1,664       $1,458       $ 1,445        $ 1,292        $1,160
Charge-offs:
   Commercial, financial and
      agricultural                           0           71            60              0             0
   Real estate mortgage                      0            0            46             13            21
   Consumer                                 70           84           146             88            50
                                        --------------------------------------------------------------
Total charge-offs                           70          155           252            101            71
                                        --------------------------------------------------------------

Recoveries:
   Commercial, financial and
       agricultural                          0           25             2              0             0
   Real estate mortgage                      0            0             1             87             6
     Consumer                               28           24            26             17            17
                                        --------------------------------------------------------------
       Total recoveries                     28           49            29            104            23
                                        --------------------------------------------------------------
Net charge-offs                             42          106           223             (3)           48
Provisions charged to operations           250          312           300            150           180
Balance acquired from CNB                  640
Transfer of allowance for loan
  losses to other liabilities                0            0           (64)             0             0
                                        --------------------------------------------------------------
Balance at end of year                  $2,512       $1,664       $ 1,458        $ 1,445        $1,292
                                        ==============================================================
Ratio of net charge-offs to
  average loans outstanding                .02%         .01%          .02%         (.002%)         .04%
Ratio of allowance for loan losses
  to year end loans                       1.23%        1.18%         1.07%          1.01%          .93%

Allocation of the Allowance for Loan Losses
(dollars in thousands)

                                                               Years Ended December 31
                                  2004                2003                2002                2001               2000
                            ----------------    ----------------    ----------------    ----------------    ----------------
                            Amount   Percent    Amount   Percent   Amount     Percent   Amount   Percent   Amount    Percent
Commercial, financial and
 agricultural               $  613      7.40%   $  441      6.47%   $  316      7.39%   $  120      7.47%   $  160      6.16%
Real estate construction
 and land development           83      6.99%      112     10.82%       50      4.40%       24      2.72%        0      4.50%
Real estate mortgage         1,614     81.12%      749     77.94%      840     81.43%    1,200     82.78%    1,066     81.51%
Consumer                       198      4.46%      357      4.72%      244      6.57%      100      6.94%       65      7.65%
Other loans                      4       .03%        5       .05%        8       .21%        1       .09%        1       .18%
                            ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                            $2,512    100.00%   $1,664    100.00%   $1,458    100.00%   $1,445    100.00%   $1,292    100.00%
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

Short-Term Borrowings
(dollars in thousands)

                                                       December 31
                                               2004       2003       2002
                                             ------------------------------
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                  4.29%      4.06%      5.35%
    For the year                                 3.90%      4.21%      5.45%
Average amount outstanding during the year   $ 74,954    $65,282    $53,438
Maximum amount outstanding at any month      $100,680    $74,705    $59,125
Amount outstanding at year end               $ 79,213    $60,897    $51,891

ITEM 2. DESCRIPTION OF PROPERTIES

The  Company is not the owner or lessee of any  properties.  The Bank leases two
(2) properties; a branch office at 51 Main Street, South Egremont, Massachusetts and a branch at 73 Main Street, Sheffield, Massachusetts which opened in March 2005.

The Bank serves its customers from its six (6) offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Bank's trust department is located in a separate building adjacent to the main office of the Bank.

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

         OFFICES                      LOCATION                         STATUS
         Main Office                  5 Bissell Street                 Owned
                                Lakeville, Connecticut

         Trust Department            19 Bissell Street                 Owned
                                Lakeville, Connecticut

         Salisbury Office            18 Main Street                    Owned
                                Salisbury, Connecticut

         Sharon Office               29 Low Road                       Owned
                                Sharon, Connecticut

         Canaan Operations           94 Main Street                    Owned
                               Canaan, Connecticut

         Canaan Office             100 Main Street                     Owned
                               Canaan, Connecticut

ITEM 3. LEGAL PROCEEDINGS

Other than routine litigation incidental to its business, there are no material legal proceedings pending to which the Company, Bank, or their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2004 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                                    2004 Quarters                       2003 Quarters
                         ---------------------------------   ---------------------------------
                            4th      3rd      2nd      1st      4th      3rd      2nd      1st
                         ---------------------------------   ---------------------------------
Range of Stock prices:
     High                $45.55   $43.05   $38.80   $41.55   $38.95   $32.25   $29.50   $30.00
     Low                 $43.00   $36.00   $36.25   $38.50   $29.50   $29.00   $26.00   $26.00

(b)   Holders

There were approximately 742 holders of record of the common stock of the Company as of March 4, 2005. This number includes brokerage firms and other financial institutions which hold stock in their name, but which is actually owned by third parties.

(c)   Dividends

Dividends are currently declared four times a year, and the Company expects to follow such practices in the future. During the year 2004, the Company declared a cash dividend each quarter of $.24 per share. Dividends for the year 2004 totaled $.96 per share which compared to total dividends of $.92 that were declared in the year 2003. At their February 25, 2005 meeting, the Directors of the Company declared a cash dividend of $.25 per share for the first quarter of 2005. The dividend will be paid on April 27, 2005 to shareholders of record as of March 31, 2005. Payments of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or (2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. The following table presents cash dividends declared per share for the last two years:

                                  2004 Quarters                              2003 Quarters
                 -----------------------------------------   -----------------------------------------
                      4th        3rd        2nd        1st        4th        3rd        2nd        1st
                 -----------------------------------------   -----------------------------------------
Cash dividends
    declared     $   0.24   $   0.24   $   0.24   $   0.24   $   0.23   $   0.23   $   0.23   $   0.23

The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 13 of the Consolidated Financial Statements for a description of restrictions on the ability of the Bank to pay dividends to the Company.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan information is provided in Item 11 of this Form 10-K.

Item 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                             At or For the Years Ended December 31

                                                    2004        2003         2002         2001          2000
                                                 ---------    ---------    ---------    ---------    ---------
                                                         (dollars in thousands except per share data)
Statement of Condition Data:

Loans, Net                                       $ 201,978    $ 139,563    $ 135,632    $ 143,066    $ 138,270
Allowance For Loan Losses                            2,512        1,664        1,458        1,445        1,292
Investments                                        184,286      147,021      138,435      105,593       91,922
Total Assets                                       423,101      311,100      293,107      283,602      249,054
Deposits                                           298,842      218,457      211,037      201,351      166,436
Borrowings                                          79,213       60,897       51,891       53,004       47,357
Shareholders' Equity                                40,700       28,850       27,345       23,363       22,460
Nonperforming Assets                                 2,267          685        1,400          587          521

Statement of Income Data:

Interest and Fees on Loans                       $   9,592    $   9,226    $   9,677    $  11,344    $  10,494
Interest and Dividends on Securities
                  and Other Interest Income          6,959        6,423        6,481        5,746        6,015
Interest Expense                                     5,659        5,613        6,898        8,301        8,284
                                                 ---------    ---------    ---------    ---------    ---------
Net Interest Income                                 10,892       10,036        9,260        8,789        8,225
Provision for Loan Losses                              250          313          300          150          180
Trust Department Income                              1,411        1,252        1,100        1,070        1,108
Other Income                                         1,854        1,674        1,388        1,187          914
Net Gain (Loss) on Sales of Securities               1,490        1,058          634          130          (64)
Other Expenses                                      10,603        8,599        7,775        6,755        5,797
                                                 ---------    ---------    ---------    ---------    ---------

Pre Tax Income                                       4,794        5,108        4,307        4,271        4,206
Income Taxes                                           775        1,268        1,108        1,370        1,357
                                                 ---------    ---------    ---------    ---------    ---------

Net Income                                       $   4,019    $   3,840    $   3,199    $   2,901    $   2,849
                                                 =========    =========    =========    =========    =========

Per Share Data:

Earnings per common share                        $    2.67    $    2.70    $    2.25    $    2.03    $    1.92
Earnings per common share, assuming dilution     $    2.67    $    2.70    $    2.25    $    2.03    $    1.92
Cash Dividends Declared per share                $    0.96    $    0.92    $    0.88    $    0.84    $    0.77
Book Value (at year end)                         $   24.19    $   20.26    $   19.21    $   16.43    $   15.40

Selected Statistical Data:

Return on Average Assets                              1.14%        1.24%        1.13%        1.14%        1.23%
Return on Average Shareholders' Equity               12.34%       13.47%       12.63%       12.25%       13.64%
Dividend Payout Ratio                                35.96%       34.07%       39.11%       41.38%       39.72%
Average Shareholders' Equity to Average Assets        9.20%        9.21%        8.92%        9.27%        8.98%
Net Interest Spread                                   3.22%        3.23%        3.13%        2.91%        2.83%
Net Interest Margin                                   3.63%        3.65%        3.72%        3.71%        3.79%

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS            Salisbury Bancorp, Inc.
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  and Subsidiary

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company and the Bank were formed in 1998 and 1848, respectively, and the Company's sole subsidiary is the Bank. On September 10, 2004, the Company acquired Canaan National Bancorp, Inc. and merged its subsidiary, The Canaan National Bank into the Bank. The Bank currently operates six (6) full service offices including a Trust Department located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut as well as South Egremont, Massachusetts. Our sixth branch in Sheffield, Massachusetts opened March 14, 2005. In order to provide a foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report.

RESULTS OF OPERATIONS
---------------------
Comparison of the Years Ended December 31, 2004 and 2003
--------------------------------------------------------

Overview
--------

The earnings for the Company totaled $4,019,000 in 2004, an increase of $179,000 or 4.66% over year 2003 earnings of $3,840,000. Earnings per average share outstanding totaled $2.67 in 2004. This compares to earnings per average share outstanding of $2.70 in 2003 and $2.25 in 2002. The decrease in earnings per average share for 2004 is primarily the result of issuing 257,483 new shares of Company stock, in connection with the acquisition of Canaan National Bancorp, Inc.

The Company's assets at December 31, 2004 totaled $423,101,000 which represents growth of $112,001,000 or 36.00% since December 31, 2003. This increase is primarily attributable to the Bank's acquisition of Canaan National Bancorp, Inc., which was completed during September 2004. In connection with this transaction, the Bank received approximately $54,000,000 in loans, a securities portfolio totaling approximately $44,000,000 and recorded goodwill of approximately $7.1 million. Canaan National Bancorp, Inc.'s fixed assets and bank premises were also included in the merger. Non-performing loans totaled $ 2,267,000 at December 31, 2004. This compares to non-performing loans totaling $610,000 for the corresponding period in 2003. Deposits at December 31, 2004 totaled $298,842,000 as compared to total deposits of $218,457,000 at December 31, 2003. This increase is primarily attributable to the approximately $76,000,000 in deposits that were assumed in the merger with Canaan National Bancorp, Inc.

The Company is "well capitalized". The Company's risk-based capital ratios at December 31, 2004, which includes the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 11.12% for Tier 1 capital and 12.13% for total capital. The Company's leverage ratio was 7.22% at December 31, 2004. This compares to a Tier 1 capital ratio at December 31, 2003 of 15.35%, a total capital ratio of 16.44%, and a Company leverage ratio of 8.05%.

The Board of Directors increased total dividends declared on the Company's common stock to $.96 per share in 2004. This compares to a $.92 per share dividend paid in 2003 and a $.88 per share dividend that was paid in 2002.

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

Net Interest and Dividend Income
--------------------------------

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

(dollars in thousands)                                       December 31,
                                                     2004        2003        2002
                                                 --------------------------------
Interest and Dividend Income
(financial statements)                           $ 16,551    $ 15,650    $ 16,157

Tax Equivalent Adjustment                           1,182       1,075       1,028
                                                 --------    --------    --------
       Total Interest Income (on an FTE basis)     17,733      16,725      17,185

Interest Expense                                   (5,659)     (5,613)     (6,898)
                                                 --------    --------    --------

Net Interest Income-FTE                          $ 12,074    $ 11,112    $ 10,287
                                                 ========    ========    ========

The Company's 2004 total interest and dividend income on an FTE basis of $17,733,000 was $1,008,000 or 6.03% more than the total interest and dividend on an FTE basis of $16,725,000 in 2003. The increase is primarily attributable to an increase in earning assets as well as an economic environment experiencing an increase in interest rates. A change in the mix of earning assets during 2004 has increased tax exempt securities in the securities portfolio which has resulted in an increase in the tax equivalent adjustment of $1,182,000 in 2004 and $1,075,000 in 2003 when compared to the tax equivalent adjustment of $1,028,000 in 2002.

Interest expense on deposits in 2004 decreased $127,000 or 4.43% to $2,739,000 compared to $2,866,000 for the corresponding period in 2003 and $4,039,000 in 2002. Interest expense for Federal Home Loan Bank advances increased $173,000 to $2,920,000 in 2004 compared to $2,747,000 in 2003 and $2,858,000 in 2002. The increase was primarily the result of an increase in advances during the year. Although competition remains aggressive and interest margins continue to be pressured, net interest income on an FTE basis increased $962,000 or 8.66% over 2003 and totaled $12,074,000 at December 31, 2004, compared to total net interest income on an FTE basis of $11,112,000 at December 31, 2003 and $10,287,000 in 2002.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2004 net interest margin on an FTE basis was 3.63%. This compares to a net interest margin of 3.65% for 2003. The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 2004, 2003 and 2002. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2004 was $2,294,000 with a yield of 4.68%. Actual tax exempt income in 2003 totaled $2,086,000 with a yield of 4.78% and in 2002 actual tax exempt income was $1,995,000 with a yield of 4.83%.

Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(dollars in thousands)                       2004  over 2003                  2003 over 2002
                                      ----------------------------    -----------------------------
                                       Volume     Rate      Total     Volume      Rate      Total
                                      ----------------------------    -----------------------------
Increase (decrease) in:
Interest income on:
   Loans                              $ 1,139   $  (773)   $   366    $   220    $  (671)   $  (451)
   Taxable investment securities          593       143        736      1,025     (1,294)      (269)
   Tax-exempt investment securities       393       (79)       314        165        (27)       138
   Other interest income                    6         8         14        (51)       (33)       (84)
                                      -------   -------    -------    -------    -------    -------
Total interest income                 $ 2,131   $  (701)   $ 1,430    $ 1,359    $(2,025)   $  (666)
                                      -------   -------    -------    -------    -------    -------

Interest expense on:
   NOW/Money Market deposits          $    19   $    10    $    29    $   (42)   $  (402)   $  (444)
   Savings deposits                        84        (7)        77       (164)      (129)      (293)
   Time deposits                          189      (261)       (72)        65       (502)      (437)
   Borrowed funds                         407      (234)       173        732       (843)      (111)
                                      -------   -------    -------    -------    -------    -------
Total interest expense                $   699   $  (492)   $   207    $   591    $(1,876)   $(1,285)
                                      -------   -------    -------    -------    -------    -------

Net interest margin                   $ 1,432   $  (209)   $ 1,223    $   768    $  (149)   $   619
                                      =======   =======    =======    =======    =======    =======

YIELD ANALYSIS

Average Balances, Interest Earned and Rates Paid

                                                                   Year Ended December 31
(dollars in thousands)                  2004                                2003                                 2002
                          ----------------------------------------------------------------------------------------------------------
                                           INTEREST                            INTEREST                        INTEREST
                           AVERAGE     EARNED/     YIELD       AVERAGE     EARNED/     YIELD       AVERAGE     EARNED/      YIELD
                           BALANCE      PAID       RATE        BALANCE      PAID       RATE        BALANCE       PAID       RATE
ASSETS
Interest Earning Assets:
Loans                       $160,382      $9,592     5.98%      $142,752      $9,226     6.46%      $139,582       $9,677     6.93%
Taxable Securities          $117,535      $4,613     3.92%      $101,931      $4,299     4.22%       $81,715       $4,341     5.31%
Tax-Exempt Securities *      $49,017      $3,475     7.09%       $43,603      $3,161     7.25%       $41,347       $3,045     7.36%
Federal Funds                 $3,455         $39     1.13%        $3,125         $29     0.93%        $7,214         $111     1.54%
Other Interest Income         $1,809         $14     0.77%        $1,359         $10     0.74%          $549          $11     2.00%
                          -----------------------            ------------------------            -------------------------
Total Interest Earning      $332,198     $17,733     5.34%      $292,770     $16,725     5.71%      $270,407      $17,185     6.36%
                                     ------------                        ------------                        -------------
Assets
Alowance for Loan
Losses                       ($1,952)                            ($1,468)                            ($1,403)
Cash & due from
Banks                         $7,987                              $6,425                              $5,923
Premises,Equipment            $3,865                              $3,000                              $2,810
Net unrealized gain/loss
on AFS Securities              ($412)                             $2,316                              $1,083
Other Assets                 $12,330                              $6,403                              $5,263
                          -----------                        ------------                        ------------
Total Average Assets        $354,016                            $309,446                            $284,083
                          ===========                        ============                        ============

LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest Bearing
Liabilities:
Now/Money Market
Deposits                     $62,681        $382     0.61%       $59,521        $363     0.61%       $62,756         $807     1.29%
Savings Deposits             $54,596        $373     0.68%       $45,975        $450     0.98%       $37,629         $743     1.97%
Time Deposits                $75,241      $1,984     2.64%       $68,898      $2,054     2.98%       $67,157       $2,490     3.71%
Borrowed Funds               $74,954      $2,920     3.90%       $65,282      $2,746     4.21%       $51,966       $2,858     5.50%
                          -----------------------            ------------------------            -------------------------
Total Interest Bearing
Liabilities                 $267,472      $5,659     2.12%      $239,676      $5,613     2.34%      $219,508       $6,898     3.14%
                                     ------------                        ------------                        -------------
Demand Deposits              $51,649                             $38,998                             $37,578
Other Liabilities             $2,329                              $2,130                              $1,660
Shareholders' Equity         $32,566                             $28,642                             $25,337
                          -----------                        ------------                        ------------
Total Liabilities and
Equity                      $354,016                            $309,446                            $284,083
                          ===========                        ============                        ============
Net Interest Income                      $12,074                             $11,112                              $10,287
                                     ============                        ============                        =============
Net Interest Spread                                  3.22%                               3.37%                                3.21%
Net Interest Margin                                  3.63%                               3.80%                                3.80%

* Presented on a fully taxable equivalent ("FTE") basis


Noninterest Income
------------------

Noninterest income increased $771,000 or 19.35% and totaled $4,755,000 for the year ended December 31, 2004 as compared to $3,984,000 for the year ended December 31, 2003. Trust Department income increased $159,000 to $1,411,000 primarily as a result of the efforts of new business development. Service charges on deposit accounts totaled $621,000 for 2004. This is an increase of $61,000 or 10.89% when comparing total service charges of $560,000 in 2003. The increase can be attributed to an increase in deposit account transactions. Gains on sales of available-for-sale securities totaled $1,490,000 in 2004 representing an increase of $432,000 or 40.83% compared to $1,058,000 in 2003. This increase is primarily attributable to movements in the markets which resulted in opportunities for the Company to enhance the return from the securities portfolio and at the same time realize gains on sales of available-for-sale securities. Mortgage refinancing remained very active during 2004 as rates remained attractive to consumers. Competition in the secondary mortgage market continues to be very aggressive. Gains on sale of loans held-for-sale increased $43,000 or 16.48% to $304,000 in 2004 compared to $261,000 in 2003. Other income increased 16.13% to $929,000 in 2004 compared to other income of $800,000 in 2003. This increase is primarily attributable to the increase in fees earned from activity in the secondary mortgage market due to the change of investors. Historically the Company has had few instances in which it foreclosed on properties and therefore has a low volume of OREO properties. The Company sold one OREO property during 2003. There were no OREO property sales in 2004.

Noninterest Expense
-------------------

Noninterest expense increased 23.29% for the year ended December 31, 2004 as compared to the corresponding period in 2003. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2004      2003    Change    %Change
                                         --------------------------------------
Salaries and employee benefits           $ 5,971   $ 4,834   $ 1,137      23.52
Occupancy expense                            436       359        77      21.45
Trust department expense                     339       409       (70)    (17.11)
Equipment expense                            600       579        21       3.63
Data processing                              711       576       135      23.44
Conversion expense                           464         1       463     463.00
Insurance                                    122       115         7       6.09
Printing and stationery                      254       184        70      38.04
Professional fees                            272       300       (28)     (9.33)
Legal expense                                106       128       (22)    (17.19)
Amortization of core deposit intangible      101        68        33      48.53
Other expense                              1,227     1,047       180      17.19
                                         -------   -------   -------
             Total other expense         $10,603   $ 8,600   $ 2,003      23.29
                                         =======   =======   =======

The increase in salary and employee benefits is primarily due to an increase in staff attributable to the merger with Canaan National Bancorp, Inc. and the required employee time needed to make the system changes relating to the conversion of the core processing system, along with salary increases and the increase in the cost of employee benefits. The increase in occupancy expense is also directly related to the merger. The decrease in Trust department expenses is the result of management's efforts to control operating expenses. The increase in data processing costs are attributable to the changes made in the core processing system during the third quarter coupled with additional costs related to the merger. Conversion expenses are various nonrecurring expenses related to the conversion and the enhancement of the core account processing system. The increase in the core deposit intangible amortization is primarily the result of the fair market adjustment of the assets and liabilities acquired from Canaan National Bancorp, Inc. at merger. Other expense increases are primarily attributable to costs associated with the merger as previously mentioned.

Income Taxes
------------

In 2004, the Company's income tax provision totaled $775,000 which reflects an effective tax rate of 16.16%. This compares to an income tax provision of $1,268,000 and an effective tax rate of 24.82% for the same period in 2003. This decrease is primarily attributable to a decrease in taxable income. In addition, the Company formed a passive investment company to operate a significant component of the Bank's residential mortgage lending activity. A passive investment company's structure is such that income earned results in a reduction of tax liability for the Company.

Net Income
----------

Overall, net income totaled $4,019,000 for the year ended December 31, 2004. This compares to net income of $3,840,000 for the year ended December 31, 2003. This is an increase of $179,000 or 4.66% and represents earnings per average share outstanding of $2.67. Earnings per average share outstanding for the year ended December 31, 2003 was $2.70. The decrease in the earnings per average share outstanding is primarily the result of issuing an additional 257,483 shares in connection with the acquisition of Canaan National Bancorp, Inc.

RESULTS OF OPERATIONS
---------------------
Comparison of the Years Ended December 31, 2003 and 2002
--------------------------------------------------------

Overview
--------

The earnings for the Company was $3,840,000 in 2003, an increase of $641,000 or 20.04% over year 2002 earnings of $3,199,000. As a result, earnings per average share outstanding increased $.45 or 20.00% to $2.70 in 2003. This compares to earnings per average share outstanding of $2.25 in 2002 and $2.03 in 2001. The improvement in net income was primarily the result of growth in earning assets that produced an increase in total net interest income, a reduction in interest expense and an increase in other noninterest income.

The Company was "well capitalized". The Company's risk-based capital ratios at December 31, 2003, which includes the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 15.35% for Tier 1 capital and 16.44% for total capital. The Company's leverage ratio was 8.05% at December 31, 2003. This compared to a Tier 1 capital ratio at December 31, 2002 of 16.05%, a total capital ratio of 17.21%, and a Company leverage ratio of 7.80%.

The Board of Directors increased total dividends declared on the Company's common stock to $.92 per share in 2003. This compared to an $.88 per share dividend paid in 2002 and an $.84 per share dividend that was paid in 2001.

Net Interest and Dividend Income
--------------------------------

For this discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(dollars in thousands)                                    December 31,
                                                     2003       2002       2001
                                                 ------------------------------
Interest and Dividend Income
(financial statements)                           $ 15,650   $ 16,157   $ 17,089

Tax Equivalent Adjustment                           1,075      1,028        504
                                                 --------   --------   --------
       Total Interest Income (on an FTE basis)     16,725     17,185     17,593

Interest Expense                                   (5,613)    (6,898)    (8,301)
                                                 --------   --------   --------

Net Interest Income-FTE                          $ 11,112   $ 10,287   $  9,292
                                                 ========   ========   ========

The Company's 2003 total interest and dividend income on an FTE basis of $16,725,000 was $460,000 or 2.68% less than the total interest and dividend on an FTE basis of $17,185,000 in 2002. Although there was an increase in earning assets, this decrease in interest and dividend income was primarily the result of an economic environment with lower interest rates. A change in the mix of earning assets during 2002 and continuing into 2003 created an increase in tax exempt securities in the securities portfolio which resulted in an increase in the tax equivalent adjustment of $1,075,000 in 2003 and $1,028,000 in 2002, when compared to the tax equivalent adjustment of $504,000 in 2001.

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

The Company's 2003 net interest margin on an FTE basis was 3.80%. This compares to a net interest margin of 3.80% for 2002. The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 2003, 2002 and 2001. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2003 was $2,086,000 with a yield of 4.83%. Actual tax exempt income in 2002 totaled $1,995,000 with a yield of 4.88% and in 2001 actual tax exempt income was $977,000 with a yield of 4.95%.

Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis)

(dollars in thousands)                       2003  over 2002                  2002 over 2001
                                      -----------------------------    ------------------------------
                                       Volume     Rate       Total     Volume       Rate      Total
                                      -----------------------------    ------------------------------
Increase (decrease) in:
Interest income on:
   Loans                              $   220    $  (671)   $  (451)   $  (462)   $(1,205)   $(1,667)
   Taxable investment securities        1,025     (1,294)      (269)       780       (840)       (60)
   Tax-exempt investment securities       165        (27)       138      1,575        (33)     1,542
   Other interest income                  (51)       (33)       (84)      (100)      (138)      (238)
                                      -------    -------    -------    -------    -------    -------
Total interest income                 $ 1,359    $(2,025)   $  (666)   $ 1,793    $(2,216)   $  (423)
                                      -------    -------    -------    -------    -------    -------

Interest expense on:
   NOW/Money Market deposits          $   (42)   $  (402)   $  (444)   $  (134)   $  (961)   $(1,095)
   Savings deposits                      (164)      (129)      (293)       496       (149)       347
   Time deposits                           65       (502)      (437)       311       (825)      (514)
   Borrowed funds                         732       (843)      (111)       (81)       (60)      (141)
                                      -------    -------    -------    -------    -------    -------
Total interest expense                $   591    $(1,876)   $(1,285)   $   592    $(1,995)   $(1,403)
                                      -------    -------    -------    -------    -------    -------

Net interest margin                   $   768    $  (149)   $   619    $ 1,201    $  (221)   $   980
                                      =======    =======    =======    =======    =======    =======

Noninterest Income
------------------

Noninterest income increased $862,000 or 27.61% and totaled $3,984,000 for the year ended December 31, 2003 as compared to $3,122,000 for the year ended December 31, 2002. Trust Department income increased $152,000 to $1,252,000 primarily as a result of the efforts of new business development. Service charges on deposit accounts totaled $560,000 for 2003. This is an increase of $88,000 or 18.64% when comparing total service charges of $472,000 in 2002. The increase can be attributed to an increase in deposit account transactions. Gains on sales of available-for-sale securities totaled $1,058,000 in 2003 representing an increase of $424,000 or 66.88% compared to $634,000 in 2002. This increase is primarily attributable to movements in the markets which resulted in opportunities for the Company to enhance the return from the securities portfolio and at the same time realize gains on sales of available-for-sale securities. Mortgage refinancing remained very active during 2003 as rates remained at all time lows. Competition in the secondary mortgage market continues to be very aggressive. Gains on sale of loans held-for-sale increased $34,000 or 14.98% to $261,000 in 2003 compared to $227,000 in 2002.
Other income increased 16.28% to $800,000 in 2003 compared to other income of $688,000 in 2002. This increase is primarily attributable to the increase in fees earned from activity in the secondary mortgage market due to the change of investors. Historically the Company has had few instances in which it foreclosed on properties and therefore has a low volume of OREO properties. The Company acquired one OREO property during 2002, sold it in 2003 and realized a gain on the sale of $52,000.

Noninterest Expense
-------------------

Noninterest expense increased 10.61% to $8,600,000 for the year ended December 31, 2003 as compared to $7,775,000 for the corresponding period in 2002. Salaries and employee benefits totaled $4,834,000 for the twelve months ended December 31, 2003 compared to $4,235,000 for the same period in 2002. This is an increase of $599,000 or 14.14% over 2002 and is primarily the result of an increase in staff along with salary increases and the increase in the costs of employee benefits. Occupancy and equipment expenses increased $64,000 or 7.31% to $939,000 compared to $875,000 for 2002. The increase is primarily the result of expenses associated with routine maintenance and repairs of the Company's facilities and equipment. Data processing expenses increased $42,000 or 7.88% for the year ended December 31, 2003 over 2002 and totaled $575,000. This increase is attributable to normal increasing costs related to enhancing the delivery channels of products to our customers. Legal expenses totaled $128,000 for 2003. This is an increase of $67,000 or 110% when comparing total legal expense in 2002 of $61,000. The increase is primarily the result of additional services required due to compliance requirements of the Sarbanes-Oxley Act. Amortization expense of the "Core Deposit Intangible" assets associated with the 2001 People's Branch acquisition totaled $68,000 and did not change from 2002.

Income Taxes
------------

In 2003, the Company's income tax provision totaled $1,268,000, which reflected an effective tax rate of 24.82% compared to an income tax provision of $1,108,000 and an effective tax rate of 25.72% in 2002. Although there was a decrease in the effective tax rate, the provision increased $160,000, the result of an increase in taxable income.

Net Income
----------

Overall, net income totaled $3,840,000 for the year ended December 31, 2003 compared to net income of $3,199,000 for the year 2002 representing an increase of $641,000 or 20.04%. On an average per share outstanding basis, net income amounted to $2.70 per share for 2003 as compared to $2.25 for 2002.

FINANCIAL CONDITION
-------------------
Comparison of the Years Ended December 31, 2004 and 2003
--------------------------------------------------------

Total assets at December 31, 2004 were $423,101,000 compared to $311,100,000 at December 31, 2003. This is an increase of $112,001,000 or 36.00%. The increase primarily reflects the assets acquired from the merger with Canaan National Bancorp, Inc.

Securities Portfolio
--------------------

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversifications to the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. As of December 31, 2004, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $184,286,000. This represents an increase of $37,265,000 or 25.35% over year-end 2003. The increase is attributable to the assets acquired as part of the merger previously mentioned. The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either Securities-Available-for-Sale or Securities-Held-to-Maturity. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At December 31, 2004, the unrealized loss net of tax was $723,000. This compares to an unrealized gain net of tax of $686,000 at December 31, 2003. The securities reported as securities-held-to-maturity are stated at amortized cost.

Federal Funds Sold
------------------

The balance of federal funds sold totaled $2,271,000 at December 31, 2004. This compares to $2,272,000 at December 31, 2003. This represents a normal operating range of funds for daily cash needs and is considered to be adequate by Management.

Lending
-------

New business development during the year coupled with the loans acquired as part of the previously described merger resulted in an increase in total loans outstanding to $201,979,000 at December 31, 2004, as compared to $139,563,000 at December 31, 2003. This is an increase of $62,416,000 or 44.72%. Although the largest dollar volumes of loan activity continues to be in the residential mortgage area, the Company offers a wide variety of loan types and terms along with competitive pricing to customers. The Company's credit function is designed to ensure adherence to prudent credit standards despite competition for loans in the Company's market area.

The following table represents the composition of the loan portfolio comparing December 31, 2004 to December 31, 2003:

                                                 December 31, 2004   December 31, 2003
                                                 -----------------   -----------------
                                                        (amounts in thousands)
Commercial, financial and agricultural                $  15,127          $   9,149
Real Estate-construction and land development            14,290             15,307
Real Estate-residential                                 130,414             90,807
Real Estate-commercial                                   35,487             19,199
Consumer                                                  9,122              6,692
Other                                                        69                 73
                                                      ---------          ---------
                                                      $ 204,509          $ 141,227
Unearned Income                                             (19)
Allowance for loan losses                                (2,512)            (1,664)
                                                      ---------          ---------
Loans, net                                            $ 201,978          $ 139,563
                                                      =========          =========

Provisions and Allowance for Loan Losses
----------------------------------------

Total gross loans at December 31, 2004 were $204,509,000, when compared to total gross loans of $141,228,000 at December 31, 2003. This is an increase of $63,281,000 or 44.81% and reflects the merger with Canaan National Bancorp, Inc. as well as growth within the loan portfolio resulting from new business development. At December 31, 2004 approximately 88% of the Bank's loan portfolio was related to real estate products and although the portfolio increased during the year 2004, the concentration remained consistent as approximately 89% of the portfolio was related to real estate at December 31, 2003. The increase in total gross loans was primarily the result of an increase in construction mortgages. Otherwise there were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of the risk associated with extending loans the Company maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the year 2004 was $250,000 as compared to $312,500 for the year ended December 31, 2003. The level of nonperfoming loans remains low as a percentage of total loans. Nonperforming loans totaled $2,267,000 or 1.11 % of total loans at December 31, 2004 as compared to $610,000 or .43% of total loans at December 31, 2003. Nonperforming loans are closely monitored by management.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank used in making this determination during the year ended December 31, 2004. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the years ended December 31, 2004 and 2003.

At December 31, 2004 the allowance for loan losses totaled $2,512,000, representing 110.81% of nonperforming loans, which totaled $2,267,000, and 1.11% of total loans of $204,509,000. This compares to $1,664,000, representing 272.79% of nonperforming loans, which totaled $610,000 and 1.18% of total loans of $141,228,000 at December 31, 2003. A total of $70,000 in loans was charged off during the year 2004, as compared to $155,000 during 2003. A total of $28,000 of previously charged off loans was recovered during the year ended December 31, 2004. Recoveries for the year 2003 totaled $49,000. When comparing the two years, net charge-offs were $42,000 for the year 2004 and during the year 2003 net charge-offs totaled $106,000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, despite the overall good quality of the loan portfolio generally, with expectations of the Company to continue to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate reserve coverage.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year-end 2004 totaled $298,842,000 compared to $218,457,000 at year-end 2003. This increase of $80,384,000 or 36.80% can be primarily attributed to the deposits acquired with the merger of the Canaan National Bancorp, Inc. merger. The Company continues its efforts to competitively price products and develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was an increase in demand, NOW and savings accounts which are lower cost core deposits.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)
                                     Year ended December 31
                        2004                  2003                  2002
               ----------------------------------------------------------------
                 Average               Average               Average
                 Balance    Rate       Balance     Rate      Balance     Rate
               ----------------------------------------------------------------
Demand         $   51,649           $   38,998             $   37,578
NOW                23,797    .01%       20,030      .31%       19,833      .82%
Money Market       38,884    .83%       39,491      .76%       42,923     1.50%
Savings            54,596    .68%       45,975      .98%       37,629     1.98%
Time               75,241   1.65%       68,898     2.98%       67,157     3.71%
               ----------           ----------             ----------

               $  244,167   1.12%   $  213,392     1.34%   $  205,120     1.97%
               ==========           ==========             ==========

Maturities of time certificates of deposits of $100,000 or more outstanding for the years ended December 31 is summarized as follows:

(dollars in thousands)

                                         Year Ended December 31
                                          2004      2003      2002
                                       ---------------------------

Three months or less                   $ 9,540   $ 5,575   $ 3,454
Over three months through six months     1,011     1,343     3,630
Over six months through one year         7,517     5,591     7,913
Over one year                           14,887    11,080     8,050
                                       -------   -------   -------

Total                                  $32,955   $23,589   $23,047
                                       =======   =======   =======

Borrowings
----------

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, the Company had $79,213,000 in outstanding advances from the Federal Home Loan Bank compared to $60,897,000 at December 31, 2003. Management expects that it will continue this strategy of supplementing deposit growth with advances from Federal Home Loan Bank of Boston.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2004, the Company was slightly asset sensitive (positive gap). This would suggest that the during a period of rising interest rates the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at December 31, 2004 is within the limits approved by the Board of Directors.

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

At December 31, 2004, the Company had approximately $48,157,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At December 31, 2004, the Company had $40,700,000 in shareholder equity compared to $28,850,000 at December 31, 2003. This represents an increase of $11,850,000 or 41.08%. Several components contributed to the change since December 2003. Earnings for the year totaled $4,019,000. Market conditions have reduced unrealized securities gains and resulted in a negative adjustment to comprehensive income of $723,000. The Company declared dividends in 2004 resulting in a decrease in capital of $1,491,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2004 which resulted in an increase in capital of $32,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are sensitive to the differences in risk associated with various assets. It takes in account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year-end 2004, the Company had a risk-based capital ratio of 12.13% compared to 16.44% at December 31, 2003. The primary difference results from the negative effect of market movements on unrealized gains and therefore a decrease in comprehensive income. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution. As a result of the merger, each shareholder of Canaan National Bancorp, Inc. received 1.3371 shares of the Company, in addition to $31.20 in cash for each share of Canaan National Bancorp Inc. stock. As of September 10, 2004, a total of 257,483 shares of the Company were issued to shareholders of Canaan National Bancorp, Inc. This resulted in an increase in capital of $10,698,000. The value of these additional shares was determined based on the September 10, 2004 closing market price of $41.55 of Salisbury Bancorp Inc.'s common stock. Fractional shares of the Company were not issued as a result of the merger, but were paid at a price of $41.06 per share. At December 31, 2004, a total of 1,682,401 shares of the Company common stock were issued and outstanding.

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

Recent Accounting Pronouncements
--------------------------------

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This
Statement did not have any impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

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

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

Recent Developments
-------------------

On November 18, 2003, the Company announced the execution of a definitive agreement (the "Agreement") to acquire Canaan National Bancorp, Inc. ("Canaan"), parent of The Canaan National Bank. Canaan is headquartered in Canaan, Connecticut and has a branch in Berkshire County, Massachusetts. On that date, it had assets of approximately $107 million. Under the terms of the Agreement, the shareholders of Canaan received merger considerations consisting of $31.20 in cash and 1.3371 shares of Salisbury common stock for every share of Canaan Stock. The purchase price represented 174.5% of Canaan's fully diluted tangible book value and 21.4 times Canaan's last twelve months earnings. The transaction was consummated on September 10, 2004. On March 14, 2005, the Company opened a new full-service branch office in Sheffield, Massachusetts. The branch is the Bank's second branch office in Berkshire County, Massachusetts along with the four branches in Northwestern Connecticut.

Off-Balance Sheet Arrangements
------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operations, or liquidity. (See Note 11 to the Financial Statements).

Forward Looking Statements
--------------------------

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's and Bank's business include the following:

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

STATEMENT OF MANAGEMENT'S RESPONSIBILITY
----------------------------------------

Management is responsible for the integrity and objectivity of the consolidated financial statements and other information appearing in this Form 10-K. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America applying estimates and management's best judgment as required. To fulfill their responsibilities, management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment of responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that financial records are reliable for the purpose of preparing financial statements. Shatswell, MacLeod & Company, P.C. has been engaged to provide an independent opinion on the fairness of the consolidated financial statements. Their report appears in this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The main components of market risk for the Company are equity price risk, credit risk, interest rate risk and liquidity risk. The Company's stock is traded on the American Stock Exchange under the symbol "SAL". As a result, the value of its common stock may fluctuate or respond to price movements relating to the banking industry or other indicia of investment. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which establishes guidelines to meet various applicable regulatory rules and statutes, measures the various risks facing the bank on a consistent basis and coordinates the management of the bank's financial position. Model simulation is used to measure earnings volatility under both rising and falling interest rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year end 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
------------------------------------------

Report of Independent Auditors' January 27, 2005 .............   F-1

Consolidated Balance Sheets at December 31, 2004 and 2003 ....   F-2

Consolidated Statements of Income for the Years Ended
  December 31, 2004, 2003 and 2002 ...........................   F-3

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2004, 2003 and 2002 .......   F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002 ...........................   F-5

Notes to Consolidated Financial Statements for the
  Years Ended December 31, 2004, 2003 and 2002 ...............   F-7

Salisbury Bancorp, Inc. (parent company only)
  Balance Sheet for the Years Ended December 31, 2004 and 2003   F-28

Statement of Income for the Years Ended
  December 31, 2004, 2003 and 2002 ...........................   F-29

Statement of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002 ...........................   F-30

Quarterly Results of Operations (unaudited) ..................   F-31

                [LETTERHEAD SHATSWELL, MacLEOD & COMPANY, P.C.]

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                              SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 27, 2005

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           December 31, 2004 and 2003
                           --------------------------

ASSETS                                                                                2004            2003
------                                                                           -------------    ------------
Cash and due from banks                                                          $   7,283,667    $  7,687,979
Interest bearing demand deposits with other banks                                    1,180,937       1,668,310
Money market mutual funds                                                              941,890         500,512
Federal funds sold                                                                   2,271,000       2,272,000
                                                                                 -------------    ------------
           Cash and cash equivalents                                                11,677,494      12,128,801
Investments in available-for-sale securities (at fair value)                       178,654,748     143,020,363
Investments in held-to-maturity securities (fair values of $219,623 as of
   December 31, 2004 and $234,394 as of December 31, 2003)                             218,374         229,425
Federal Home Loan Bank stock, at cost                                                5,413,200       3,771,000
Loans held-for-sale                                                                    375,000         275,000
Loans, less allowance for loan losses of $2,511,546 and $1,664,274 as of
   December 31, 2004 and 2003, respectively                                        201,978,499     139,563,318
Investment in real estate                                                               75,000          75,000
Premises and equipment                                                               5,933,978       2,892,162
Goodwill                                                                             9,509,305       2,357,884
Core deposit intangible                                                              1,822,131         731,961
Accrued interest receivable                                                          2,256,499       1,875,948
Cash surrender value of life insurance policies                                      3,293,548       3,153,941
Other assets                                                                         1,893,029       1,025,466
                                                                                 -------------    ------------
           Total assets                                                          $ 423,100,805    $311,100,269
                                                                                 =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                           $  65,017,207    $ 43,631,778
   Interest-bearing                                                                233,824,639     174,825,672
                                                                                 -------------    ------------
           Total deposits                                                          298,841,846     218,457,450
Federal Home Loan Bank advances                                                     79,213,283      60,897,311
Due to broker                                                                        1,083,331
Other liabilities                                                                    3,262,745       2,895,296
                                                                                 -------------    ------------
           Total liabilities                                                       382,401,205     282,250,057
                                                                                 -------------    ------------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,682,401 shares in 2004 and 1,424,078 shares in 2003            168,240         142,408
   Paid-in capital                                                                  13,031,573       2,327,151
   Retained earnings                                                                28,222,466      25,694,836
   Accumulated other comprehensive (loss) income                                      (722,679)        685,817
                                                                                 -------------    ------------
           Total stockholders' equity                                               40,699,600      28,850,212
                                                                                 -------------    ------------
           Total liabilities and stockholders' equity                            $ 423,100,805    $311,100,269
                                                                                 =============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------

                                                                    2004          2003          2002
                                                                -----------   -----------   -----------
Interest and dividend income:
   Interest and fees on loans                                   $ 9,592,478   $ 9,226,484   $ 9,677,332
   Interest on debt securities:
     Taxable                                                      4,499,725     4,186,368     4,143,851
     Tax-exempt                                                   2,293,706     2,086,134     1,995,114
   Dividends on equity securities                                   112,008       112,340       219,245
   Other interest                                                    53,101        38,496       121,891
                                                                -----------   -----------   -----------
         Total interest and dividend income                      16,551,018    15,649,822    16,157,433
                                                                -----------   -----------   -----------
Interest expense:
   Interest on deposits                                           2,738,680     2,866,495     4,039,427
   Interest on Federal Home Loan Bank advances                    2,920,316     2,746,975     2,858,310
                                                                -----------   -----------   -----------
         Total interest expense                                   5,658,996     5,613,470     6,897,737
                                                                -----------   -----------   -----------
         Net interest and dividend income                        10,892,022    10,036,352     9,259,696
Provision for loan losses                                           250,000       312,500       300,000
                                                                -----------   -----------   -----------
         Net interest and dividend income after provision for
           loan losses                                           10,642,022     9,723,852     8,959,696
                                                                -----------   -----------   -----------
Noninterest income:
   Trust department income                                        1,410,814     1,252,000     1,100,160
   Service charges on deposit accounts                              620,771       560,291       472,201
   Gain on sales of available-for-sale securities, net            1,489,905     1,058,140       634,080
   Gain on sales of loans held-for-sale                             304,354       261,418       227,244
   Gain on sales of other real estate owned                                        52,151
   Other income                                                     929,337       800,099       688,128
                                                                -----------   -----------   -----------
         Total noninterest income                                 4,755,181     3,984,099     3,121,813
                                                                -----------   -----------   -----------
Noninterest expense:
   Salaries and employee benefits                                 5,970,639     4,833,913     4,235,122
   Occupancy expense                                                435,983       359,458       306,486
   Equipment expense                                                600,127       579,395       568,422
   Trust department expense                                         339,069       408,433       463,537
   Data processing                                                  710,950       575,441       533,405
   Conversion expense                                               464,484         1,139        93,250
   Insurance                                                        121,959       114,806       114,184
   Printing and stationery                                          253,725       183,970       187,021
   Professional fees                                                272,426       300,209       224,564
   Legal expense                                                    106,134       127,772        60,561
   Amortization of core deposit intangible                          101,109        68,355        68,354
   Other expense                                                  1,226,708     1,047,008       920,038
                                                                -----------   -----------   -----------
         Total noninterest expense                               10,603,313     8,599,899     7,774,944
                                                                -----------   -----------   -----------
         Income before income taxes                               4,793,890     5,108,052     4,306,565
Income taxes                                                        774,948     1,267,950     1,107,770
                                                                -----------   -----------   -----------
         Net income                                             $ 4,018,942   $ 3,840,102   $ 3,198,795
                                                                ===========   ===========   ===========

Earnings per common share                                       $      2.67   $      2.70   $      2.25
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------

                                                 Number                                                Accumulated
                                                   of                                                     Other
                                                 Shares      Common       Paid-in        Retained     Comprehensive
                                                 Issued       Stock       Capital        Earnings     (Loss) Income      Total
                                                ---------   ---------   ------------   ------------   --------------  ------------
Balance, December 31, 2001                      1,422,358   $ 142,236   $  2,281,415   $ 21,218,155   $     (278,660) $ 23,363,146
Comprehensive income:
   Net income                                                                             3,198,795
   Net change in unrealized holding loss
     on available-for-sale securities, net of
     tax effect                                                                                            2,013,042
       Comprehensive income                                                                                              5,211,837
Issuance of 880 shares for Directors' fees            880          88         22,132                                        22,220
Dividends declared ($.88 per share)                                                      (1,252,257)                    (1,252,257)
                                                ---------   ---------   ------------   ------------   --------------  ------------
Balance, December 31, 2002                      1,423,238     142,324      2,303,547     23,164,693        1,734,382    27,344,946
Comprehensive income:
   Net income                                                                             3,840,102
   Net change in unrealized holding gain
     on available-for-sale securities, net of
     tax effect                                                                                           (1,048,565)
       Comprehensive income                                                                                              2,791,537
Issuance of 840 shares for Directors' fees            840          84         23,604                                        23,688
Dividends declared ($.92 per share)                                                      (1,309,959)                    (1,309,959)
                                                ---------   ---------   ------------   ------------   --------------  ------------
Balance, December 31, 2003                      1,424,078     142,408      2,327,151     25,694,836          685,817    28,850,212
Comprehensive income:
   Net income                                                                             4,018,942
   Net change in unrealized holding gain
     on available-for-sale securities, net of
     tax effect                                                                                           (1,408,496)
       Comprehensive income                                                                                              2,610,446
Shares issued for merger                          257,483      25,748     10,672,670                                    10,698,418
Issuance of 840 shares for Directors' fees            840          84         31,752                                        31,836
Dividends declared ($.96 per share)                                                      (1,491,312)                    (1,491,312)
                                                ---------   ---------   ------------   ------------   --------------  ------------
Balance, December 31, 2004                      1,682,401   $ 168,240   $ 13,031,573   $ 28,222,466   $     (722,679) $ 40,699,600
                                                =========   =========   ============   ============   ==============  ============

Reclassification disclosure for the years ended December 31:

                                                                                           2004           2003           2002
                                                                                       -----------    -----------    -----------
Net unrealized (losses) gains on available-for-sale securities                         $(1,106,610)   $  (370,016)   $ 3,931,446
Reclassification adjustment for net realized gains in net income                        (1,489,905)    (1,058,140)      (634,080)
                                                                                       -----------    -----------    -----------
   Other comprehensive (loss) income before income tax effect                           (2,596,515)    (1,428,156)     3,297,366
Income tax benefit (expense)                                                             1,011,343        556,267     (1,284,324)
                                                                                       -----------    -----------    -----------
                                                                                        (1,585,172)      (871,889)     2,013,042
                                                                                       -----------    -----------    -----------
Minimum pension liability adjustment                                                       289,396       (289,396)
Income tax (expense) benefit                                                              (112,720)       112,720
                                                                                       -----------    -----------    -----------
                                                                                           176,676       (176,676)
                                                                                       -----------    -----------    -----------
     Other comprehensive (loss) income, net of tax                                     $(1,408,496)   $(1,048,565)   $ 2,013,042
                                                                                       ===========    ===========    ===========

Accumulated other comprehensive (loss) income consists of the following as of December 31:

                                                                                           2004           2003           2002
                                                                                       -----------    -----------    -----------
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes   $  (722,679)   $   862,493    $ 1,734,382
Minimum pension liability adjustment, net of taxes                                                       (176,676)
                                                                                       -----------    -----------    -----------
Accumulated other comprehensive (loss) income                                          $  (722,679)   $   685,817    $ 1,734,382
                                                                                       ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------

                                                                      2004            2003             2002
                                                                 -------------    ------------    -------------
Cash flows from operating activities:
   Net income                                                    $   4,018,942    $  3,840,102    $   3,198,795
   Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of securities, net                                 289,214         395,030          454,034
       Gain on sales of available-for-sale securities, net          (1,489,905)     (1,058,140)        (634,080)
       Gain on sales of other real estate owned                                        (52,151)
       Provision for loan losses                                       250,000         312,500          300,000
       Change in loans held-for-sale                                  (100,000)       (275,000)
       Net increase in mortgage servicing rights                       (41,253)        (67,250)
       Write-off of equipment                                            9,399
       Depreciation and amortization                                   357,645         335,672          378,204
       Amortization of core deposit intangible                         101,109          68,355           68,354
       Amortization (accretion) of fair value adjustments, net         215,557         (11,450)        (100,484)
       Decrease (increase) in interest receivable                       84,056          57,668         (252,348)
       Deferred tax expense                                            143,691         137,341           14,647
       Decrease (increase) in prepaid expenses                         270,965        (124,330)          94,379
       Increase in cash surrender value of insurance policies         (139,607)        (49,585)         (13,342)
       Increase in income tax receivable                               (53,889)       (154,792)         (20,977)
       Increase in other assets                                        (71,917)       (205,831)         (11,058)
       (Decrease) increase in accrued expenses                        (750,246)        197,428          166,703
       Increase (decrease) in interest payable                          57,465         (80,151)         (30,825)
       Increase (decrease) in other liabilities                        367,956          20,000           (1,026)
       Issuance of shares for Directors' fees                           31,836          23,688           22,220
       Increase in unearned income on loans                             18,529
                                                                 -------------    ------------    -------------

   Net cash provided by operating activities                         3,569,547       3,309,104        3,633,196
                                                                 -------------    ------------    -------------

Cash flows from investing activities:
   Redemption of Federal Reserve Bank stock                             56,300
   Purchases of Federal Home Loan Bank stock                          (351,000)       (825,800)
   Purchases of available-for-sale securities                     (124,520,785)    (89,014,647)    (104,324,117)
   Proceeds from sales of available-for-sale securities             98,347,353      49,353,780       41,970,330
   Proceeds from maturities of available-for-sale securities        32,998,864      31,044,359       28,715,141
   Proceeds from maturities of held-to-maturity securities              10,968          91,497           70,445
   Loan purchases                                                                                    (1,017,677)
   Loan originations and principal collections, net                 (8,191,577)     (4,157,060)       8,112,107
   Recoveries of loans previously charged off                           28,302          48,508           29,148
   Other real estate owned - expenditures capitalized                                   (8,511)
   Capital expenditures                                             (1,003,263)       (475,024)        (393,809)
   Proceeds from sale of equipment                                         436
   Premiums paid on insurance policies                                                                  (12,381)
   Purchase of life insurance policies                                              (3,000,000)
   Life insurance policy proceeds                                                                       192,443
   Cash and cash equivalents acquired from Canaan National
     Bancorp, Inc. net of expenses paid of $309,419                  2,487,705
   Cash paid to Canaan National Bancorp, Inc. shareholders          (6,020,163)
                                                                 -------------    ------------    -------------

   Net cash used in investing activities                            (6,156,860)    (16,942,898)     (26,658,370)
                                                                 -------------    ------------    -------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------
                                   (continued)

                                                                     2004            2003           2002
                                                                -------------    ------------   ------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts        6,920,818       9,642,776      6,479,009
   Net (decrease) increase in time deposits                        (2,141,902)     (2,211,280)     3,307,391
   Federal Home Loan Bank advances                                  5,000,000
   Principal payments on advances from Federal Home Loan Bank      (6,140,973)    (10,993,296)    (1,113,139)
   Net changes in short term advances                                              20,000,000
   Decrease in other borrowed funds                                   (86,863)
   Dividends paid                                                  (1,415,074)     (1,295,533)    (1,237,840)
                                                                -------------    ------------   ------------

   Net cash provided by financing activities                        2,136,006      15,142,667      7,435,421
                                                                -------------    ------------   ------------

Net (decrease) increase in cash and cash equivalents                 (451,307)      1,508,873    (15,589,753)
Cash and cash equivalents at beginning of year                     12,128,801      10,619,928     26,209,681
                                                                -------------    ------------   ------------
Cash and cash equivalents at end of year                        $  11,677,494    $ 12,128,801   $ 10,619,928
                                                                =============    ============   ============

Supplemental disclosures:
   Interest paid                                                $   5,601,531    $  5,693,621   $  7,029,046
   Income taxes paid                                                  685,000       1,285,401      1,114,100
   Transfer of allowance for loan losses to other liabilities                                         64,073
   Loan granted to finance sale of other real estate owned                            135,662
   Loan transferred to other real estate owned                                                        75,000
   Transfer from equipment to other assets                              2,815

Canaan National Bancorp, Inc. merger:
   Cash and cash equivalents acquired                           $   2,797,124
   Available-for-sale securities                                   42,776,284
   Federal Home Loan Bank stock                                     1,291,200
   Federal Reserve Bank stock                                          56,300
   Net loans acquired                                              54,787,421
   Fixed assets acquired                                            2,355,970
   Accrued interest receivable                                        460,550
   Other assets acquired                                            1,173,549
   Core deposit intangible                                          1,191,279
                                                                -------------
                                                                  106,889,677
                                                                -------------

   Deposits assumed                                                75,613,508
   Federal Home Loan Bank borrowings assumed                       19,500,346
   Other borrowings assumed                                            86,863
   Other liabilities assumed                                        1,812,381
                                                                -------------
                                                                   97,013,098
                                                                -------------

   Net assets acquired                                              9,876,579

   Merger costs                                                    17,028,000
                                                                -------------

     Goodwill                                                   $   7,151,421
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Salisbury Bancorp, Inc. (Bancorp) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank and Trust Company (Bank) operates as its wholly-owned subsidiary. (Bancorp and the Bank are referred to together as the (Company).

The Bank is a state chartered bank which was incorporated in 1874 and is headquartered in Lakeville, Connecticut. The Bank operates its business from four banking offices located in Connecticut and one banking office located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate, consumer and small business loans. The Bank also offers a full complement of trust and investment services.

As described in Note 15, on September 10, 2004 Canaan National Bancorp, Inc. merged with and into the Company.

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

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries, SBT Realty, Inc., SBT Mortgage Service Corporation (the "PIC"), and CNB Insurance Agency, Inc. SBT Realty, Inc. holds and manages bank owned real estate situated in New York state. The PIC operates as a passive investment company and services residential mortgages. CNB Insurance Agency, Inc. was formed to sell insurance. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds and federal funds sold.

      Cash and due from banks as of December 31, 2004 and December 31, 2003 includes $649,000 and $906,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

      The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

            -- Held-to-maturity securities are carried at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

            -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

            -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. During the three years ended December 31, 2004 the Company did not classify any securities as trading.

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

      Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. Any equity line 90 days past due or in the process of foreclosure is placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

      Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

      ALLOWANCE FOR LOAN LOSSES:

      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 3 to 40 years for buildings and 1 to 25 years for furniture and equipment.

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

      In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Bank classifies loans as in-substance repossessed or foreclosed if the Bank or its subsidiaries receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

      ADVERTISING:

      The Bank directly expenses costs associated with advertising as they are incurred.

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

      STOCK BASED COMPENSATION:

      Bancorp has a stock-based plan to compensate non-employee directors for their services. This plan is more fully described in Note 14. Compensation cost for these services is reflected in net income in an amount equal to the fair value of the shares of Bancorp common stock payable to the directors.

      EARNINGS PER SHARE:

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average common shares outstanding were 1,503,373 in 2004, 1,423,815 in 2003 and 1,422,959 in 2002. Diluted
      EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is not presented because there were no common stock equivalents in the three year period ended December 31, 2004.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

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

      In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                    Amortized         Gross            Gross
                                                       Cost         Unrealized      Unrealized         Fair
                                                      Basis           Gains           Losses           Value
                                                   ------------    ------------    -------------   -------------
Available-for-sale securities:
   December 31, 2004:
     Equity securities                             $      3,031    $    142,727    $               $     145,758
     U.S. government agencies preferred stock        13,488,364           1,490        1,280,752      12,209,102
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                  53,771,554          53,170          408,766      53,415,958
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                 58,052,206         630,317          230,178      58,452,345
     Money market mutual funds                          941,890                                          941,890
     Mortgage-backed securities                      54,523,343         209,599          301,357      54,431,585
                                                   ------------    ------------    -------------   -------------
                                                    180,780,388       1,037,303        2,221,053     179,596,638
     Money market mutual funds included in
       cash and cash equivalents                       (941,890)                                        (941,890)
                                                   ------------    ------------    -------------   -------------
                                                   $179,838,498    $  1,037,303    $   2,221,053   $ 178,654,748
                                                   ============    ============    =============   =============

   December 31, 2003:
     Equity securities                             $      3,031    $    132,552    $               $     135,583
     U.S. government agencies preferred stock         8,074,043                          463,628       7,610,415
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                  51,886,017         329,421          235,866      51,979,572
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                 44,609,900       1,521,298          143,363      45,987,835
     Money market mutual funds                          500,512                                          500,512
     Mortgage-backed securities                      37,034,607         372,971          100,620      37,306,958
                                                   ------------    ------------    -------------   -------------
                                                    142,108,110       2,356,242          943,477     143,520,875
     Money market mutual funds included in
       cash and cash equivalents                       (500,512)                                        (500,512)
                                                   ------------    ------------    -------------   -------------
                                                   $141,607,598    $  2,356,242    $     943,477   $ 143,020,363
                                                   ============    ============    =============   =============


                                                    Amortized         Gross            Gross
                                                       Cost         Unrealized      Unrealized         Fair
                                                      Basis           Gains           Losses           Value
                                                   ------------    ------------    -------------   -------------
Held-to-maturity securities:
   December 31, 2004:
     Mortgage-backed securities                    $    218,374    $      1,249    $               $     219,623
                                                   ============    ============    =============   =============

   December 31, 2003:
     Mortgage-backed securities                    $    229,425    $      4,969    $               $     234,394
                                                   ============    ============    =============   =============

The scheduled maturities of debt securities were as follows as of December 31, 2004:

                                         Available-For-Sale       Held-To-Maturity
                                         ------------------     --------------------

                                                                Amortized
                                                 Fair             Cost        Fair
                                                Value             Basis       Value
                                             ------------       ---------   ---------
Due after one year through five years        $    240,497       $           $
Due after five years through ten years         18,293,190
Due after ten years                            93,334,616
Mortgage-backed securities                     54,431,585         218,374     219,623
                                             ------------       ---------   ---------
                                             $166,299,888       $ 218,374   $ 219,623
                                             ============       =========   =========

During 2004, proceeds from sales of available-for-sale securities amounted to $98,347,353. Gross realized gains and gross realized losses on those sales amounted to $1,577,110 and $87,205, respectively. During 2003, proceeds from sales of available-for-sale securities amounted to $49,353,780. Gross realized gains and gross realized losses on those sales amounted to $1,136,732 and $78,592, respectively. During 2002, proceeds from sales of available-for-sale securities amounted to $41,970,330. Gross realized gains and gross realized losses on those sales amounted to $634,705 and $625, respectively. The tax provision applicable to these net realized gains amounted to $580,318, $412,146 and $246,974, respectively.

The amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of December 31, 2004:

                                                         Amortized
                                                            Cost         Fair
                                                           Basis        Value
                                                         ----------   ----------
Harris County, Texas                                     $4,601,649   $4,617,662
Federal National Mortgage Association Preferred Stock     5,867,839    5,451,808
Federal Home Loan Mortgage Corporation Preferred Stock    7,620,525    6,757,294

Total carrying amounts of $4,712,905 and $2,586,127 of debt securities were pledged to secure public deposits, treasury tax and loan and for other purposes as required by law as of December 31, 2004 and 2003, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows as of December 31, 2004:

                                           Less than 12 Months        12 Months or Longer            Total
                                         ------------------------  ------------------------  ------------------------
                                            Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                            Value       Losses        Value       Losses        Value       Losses
                                         -----------  -----------  -----------  -----------  -----------  -----------
U.S. government agencies preferred
   stock                                 $ 5,361,376  $   357,227  $ 6,077,948  $   923,525  $11,439,324  $ 1,280,752
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies              29,234,293      361,483    2,045,291       47,283   31,279,584      408,766
Debt securities issued by states of the
   United States and political
     subdivisions of the states           17,253,451      158,929    3,157,198       71,249   20,410,649      230,178
Mortgage-backed securities                27,778,940      266,316    3,121,519       35,041   30,900,459      301,357
                                         -----------  -----------  -----------  -----------  -----------  -----------
Total temporarily impaired securities    $79,628,060  $ 1,143,955  $14,401,956  $ 1,077,098  $94,030,016  $ 2,221,053
                                         ===========  ===========  ===========  ===========  ===========  ===========

The securities that have been in an unrealized loss position for over twelve consecutive months are adjustable rate mortgage securities guaranteed by the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation and equity securities issued by U.S. government corporations and agencies. The decline is due to rapid prepayments on the underlying collateral and a low interest rate environment. Since there has been no credit deterioration and the market price decline is due to the current interest rate environment, management deems the securities temporarily impaired. The securities that have been in an unrealized loss position for less than twelve months consist of debt and equity securities issued by the U.S. treasury, U.S. government corporations and agencies, and states of the United States and political subdivisions of the states. The unrealized losses in these securities are attributable to changes in market interest rates. As management has the ability to hold securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                      2004            2003
                                                 -------------   -------------
Commercial, financial and agricultural           $  15,126,711   $   9,148,870
Real estate - construction and land development     14,289,715      15,306,946
Real estate - residential                          130,414,119      90,806,942
Real estate - commercial                            35,486,897      19,199,687
Consumer                                             9,121,747       6,691,762
Other                                                   69,385          73,385
                                                 -------------   -------------
                                                   204,508,574     141,227,592
Unearned income                                        (18,529)
Allowance for loan losses                           (2,511,546)     (1,664,274)
                                                 -------------   -------------
           Net loans                             $ 201,978,499   $ 139,563,318
                                                 =============   =============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2004. Total loans to such persons and their companies amounted to $864,438 as of December 31, 2004. During 2004, principal advances of $624,908 were made and repayments totaled $895,615.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                2004          2003          2002
                                            -----------   -----------   -----------
Balance at beginning of period              $ 1,664,274   $ 1,458,359   $ 1,444,504
Provision for loan losses                       250,000       312,500       300,000
Recoveries of loans previously charged off       28,302        48,508        29,148
Loans charged off                               (69,742)     (155,093)     (251,220)
Allowance related to business combination       638,712
Transfer to allowance for commitments                                       (64,073)
                                            -----------   -----------   -----------
Balance at end of period                    $ 2,511,546   $ 1,664,274   $ 1,458,359
                                            ===========   ===========   ===========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                         2004               2003
                                                        ------              ----
                                                              (in thousands)
Total nonaccrual loans                                  $1,739              $ 75
                                                        ======              ====

Accruing loans which are 90 days or more overdue        $  528              $535
                                                        ======              ====

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                                2004                          2003
                                                                    ---------------------------     -------------------------
                                                                    Recorded         Related        Recorded       Related
                                                                    Investment       Allowance      Investment     Allowance
                                                                    In Impaired      For Credit     In Impaired    For Credit
                                                                    Loans            Losses         Loans          Losses
                                                                    ------------     ----------     ----------     ----------
Loans for which there is a related allowance for credit losses      $    183,317     $        0     $        0     $        0

Loans for which there is no related allowance for credit losses
                                                                    ------------     ----------     ----------     ----------

           Totals                                                   $    183,317     $        0     $        0     $        0
                                                                    ============     ==========     ==========     ==========

Average recorded investment in impaired loans during the
   year ended December 31                                           $     73,327                    $  353,758
                                                                    ============                    ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

           Total recognized                                         $      5,843                    $   43,762
                                                                    ============                    ==========
           Amount recognized using a cash-basis method of
              accounting                                            $      5,843                    $   43,762
                                                                    ============                    ==========

In 2004 and 2003 the Bank capitalized mortgage servicing rights totaling $112,187 and $69,844, respectively and amortized $66,019 and $1,924, respectively. The balance of capitalized mortgage servicing rights included in other assets at December 31, 2004 and 2003 was $498,371 and $67,250, respectively. On September 10, 2004 the Bank acquired mortgage servicing rights of $392,256, exclusive of $2,388 in valuation allowance, through the acquisition of Canaan National Bancorp, Inc. Prior to 2003, the Bank did not sell loans with servicing retained and, therefore, did not record any mortgage servicing rights.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

                                                    2004       2003
                                                  -------      ----
Balance, beginning of year                        $   670      $  0
Additions                                           5,621       670
Valuation allowance from business combination       2,388         0
Reductions                                           (706)        0
                                                  -------      ----
Balance, end of year                              $ 7,973      $670
                                                  =======      ====

The fair value of the mortgage servicing rights was $516,322 and $74,512 as of December 31, 2004 and 2003, respectively.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others was $49,026,331 and $6,753,826 at December 31, 2004 and 2003, respectively.

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                       2004             2003
                                                   -----------      -----------
Land                                               $   483,344      $   350,644
Buildings                                            5,338,726        2,766,168
Furniture and equipment                              2,364,380        1,888,716
                                                   -----------      -----------
                                                     8,186,450        5,005,528
Accumulated depreciation and amortization           (2,252,472)      (2,113,366)
                                                   -----------      -----------
                                                   $ 5,933,978      $ 2,892,162
                                                   ===========      ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2004 and 2003 was $32,955,388 and $23,588,591,
respectively.

For time deposits as of December 31, 2004, the scheduled maturities for years ended December 31 are as follows:

          2005                                         $50,171,859
          2006                                          23,566,989
          2007                                          11,000,082
          2008                                           3,623,817
          2009                                           2,974,837
          Fair value adjustment                             28,096
                                                       -----------
                                                       $91,365,680
                                                       ===========

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were customers of the Bank during 2004. Total deposits to such persons and their companies amounted to $1,672,885 and $610,337 as of December 31, 2004 and 2003, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2004 and thereafter are summarized as follows:

                                                           AMOUNT
                                                           ------
          2005                                          $21,399,466
          2006                                            6,610,009
          2007                                            1,589,044
          2008                                            1,577,699
          2009                                            1,320,213
          Thereafter                                     46,141,788
          Fair value adjustment                             575,064
                                                        -----------
                                                        $79,213,283
                                                        ===========

As of December 31, 2004, the following advances from the FHLB were redeemable at par at the option of the FHLB:

     MATURITY DATE     OPTIONAL REDEMPTION DATE                  AMOUNT
     -------------     ------------------------                  --------
        01/24/11        01/24/05 and quarterly thereafter      $ 1,000,000
        04/27/09        01/26/05 and quarterly thereafter          500,000
        04/27/09        01/26/05 and quarterly thereafter          500,000
        01/25/10        01/26/05 and quarterly thereafter       19,000,000
        02/08/10        02/07/05 and quarterly thereafter          600,000
        02/28/11        02/28/05 and quarterly thereafter          850,000
        02/28/11        02/28/05 and quarterly thereafter       10,000,000
        03/07/11        03/07/05 and quarterly thereafter        1,000,000
        12/16/13        03/15/05 and quarterly thereafter       10,000,000
        12/15/10        03/15/05 and quarterly thereafter          800,000
        12/20/10        03/21/05 and quarterly thereafter          500,000
        12/27/10        03/28/05 and quarterly thereafter        1,000,000
        03/01/11        03/01/06 and quarterly thereafter          500,000

The advances also include $400,000 borrowed in 2002 at 4.37% which is a Knock-out Advance with a Strike Rate of 7%. If the three month LIBOR rate exceeds the Strike Rate of 7% on April 8, 2005 and quarterly thereafter, the FHLB will require that this borrowing become due immediately upon the Strike Date as defined in the Contract. As of December 31, 2004, the three month LIBOR was 2.56%. The maturity date is April 9, 2007.

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

At December 31, 2004, the interest rates on FHLB advances ranged from 1.49 percent to 6.30 percent. At December 31, 2004, the weighted average interest rate on FHLB advances was 4.29 percent.

NOTE 8 - EMPLOYEE BENEFITS
--------------------------

The Bank has an insured noncontributory defined benefit retirement plan available to all employees eligible as to age and length of service. Benefits are based on a covered employee's final average compensation, primary social security benefit and credited service. The Bank makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                    2004             2003             2002
                                                                -----------      -----------      -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                      $ 2,762,015      $ 2,019,027      $ 2,345,618
   Adjustment                                                       960,236
   Actuarial (gain) loss                                            (12,650)         489,531           67,008
   Service cost                                                     259,513          188,104          124,322
   Interest cost                                                    220,533          148,033          189,459
   Benefits paid                                                    (80,676)         (82,680)        (707,380)
                                                                -----------      -----------      -----------
   Benefit obligation at end of year                              4,108,971        2,762,015        2,019,027
                                                                -----------      -----------      -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year       1,787,563        1,396,711        2,171,193
   Actual return on plan assets                                     140,306          205,463         (244,376)
   Contributions                                                    992,322          268,069          177,274
   Benefits paid                                                    (80,676)         (82,680)        (707,380)
                                                                -----------      -----------      -----------
       Fair value of plan assets at end of year                   2,839,515        1,787,563        1,396,711
                                                                -----------      -----------      -----------

Funded status                                                    (1,269,456)       (974,452)         (622,316)
Unrecognized net loss from actuarial experience                   1,503,149          560,356          177,951
Unrecognized prior service cost                                       3,589           93,653           94,544
Unamortized net obligation existing at date of adoption of
   SFAS No. 87                                                        2,771           58,364           58,364
                                                                -----------      -----------      -----------
       Prepaid (accrued) benefit cost included in other
         assets (liabilities)                                   $   240,053      $  (262,079)     $  (291,457)
                                                                ===========      ===========      ===========

The $960,236 adjustment made to the 2004 beginning of year projected benefit obligation is a result of a change in calculation methodology from the prior actuary to the current actuary, hired by the Bank in April 2004, including the effect of reflecting salary increases in the determination of liabilities. The adjustment also includes liability gains and losses due to demographic experience. Net periodic cost for the year ended December 31, 2004 of $490,190 includes additional amortization of the transition obligation and additional amortization of prior service cost in the amounts of $46,921 and $89,172, respectively, as a result of this adjustment. Net income for the year ended December 31, 2004 was reduced by $83,085, net of tax benefit of $53,008, related to this adjustment.

Amounts recognized in the balance sheets as of December 31, 2004 and 2003 consist of:

                                                        2004          2003
                                                     ---------     ---------
Prepaid (accrued) benefit cost                       $ 240,053     $(262,079)
Accrued benefit liability                                           (441,413)
Intangible asset                                                     152,017
Accumulated other comprehensive loss                                 289,396
                                                     ---------     ---------
       Net amount recognized                         $ 240,053     $(262,079)
                                                     =========     =========

The accumulated benefit obligation for the Bank's defined benefit pension plan was $2,824,624 and $2,491,054 at December 31, 2004 and 2003, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for 2004 and 2003. The rate of increase in future compensation levels was based on the following graded table for 2004:

               AGE                                RATE
               ---                                ----
                25                                4.75%
                35                                4.25
                45                                3.75
                55                                3.25
                65                                3.00

No rate of increase in future compensation levels was used in 2003.

Components of net periodic cost are as follows:

                                             2004        2003         2002
                                          ---------    ---------    ---------
Service cost                              $ 259,513    $ 188,104    $ 124,322
Interest cost on benefit obligation         220,533      148,033      189,459
Expected return on assets                  (196,448)    (107,010)    (176,526)
Amortization of transition obligation        55,593        8,672        8,672
Amortization of prior service cost           90,064          892          892
Amortization of net loss                     60,935
                                          ---------    ---------    ---------
       Net periodic cost                  $ 490,190    $ 238,691    $ 146,819
                                          =========    =========    =========

The discount rate used to determine the net periodic cost was 6% for 2004 and 2003 and the expected return on plan assets was 7.25% for 2004 and 2003.

The graded table was also used for the rate of compensation increase in determining the net periodic benefit cost in 2004 and no rate of increase was used in 2003.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.25% each year. In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 60% equity and 40% fixed income. The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 7.25% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets

The pension plan investments are managed by the Trust Department of the Bank. The investments in the plan are reviewed and approved by the Trust Committee. The asset allocation of the plan is a balanced allocation. Debt securities are timed to mature when employees are due to retire. Debt securities are laddered for coupon and maturity. Equities are put in the plan to achieve a balanced allocation and to provide growth of the principal portion of the plan and to provide diversification. The Trust Committee reviews the policies of the plan. The prudent investor rule and applicable ERISA regulations are applied to the management of the funds and investment selections.

The Bank's pension plan asset allocations by asset category are as follows:

                                                     December 31, 2004          December 31, 2003
                                                   ----------------------     ----------------------
                Asset Category                     Fair Value     Percent     Fair Value     Percent
----------------------------------------------     ----------     -------     ----------     -------
Equity securities                                  $1,054,531       37.1%     $1,082,595       60.6%
U.S. Government treasury and agency securities        991,537       34.9         596,662       33.4
Corporate bonds                                        24,032         .9          24,015        1.3
Mutual funds                                          462,875       16.3
Money market mutual funds                             306,540       10.8          84,291        4.7
                                                   ----------     ------      ----------     ------
         Total                                     $2,839,515      100.0%     $1,787,563      100.0%
                                                   ==========     ======      ==========     ======

There were no securities of the Bancorp and related parties included in plan assets as of December 31, 2004 and 2003.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and, in the aggregate, the five years thereafter:

          2005                                      $  113,000
          2006                                          91,000
          2007                                         156,000
          2008                                          91,000
          2009                                         215,000
          2010 - 2014                                2,630,000

The Bank expects to contribute $330,080 to its pension plan in 2005.

The Bank adopted a 401(k) Plan effective in 2000. Under the Plan eligible participants may contribute a percentage of their pay, subject to IRS limitations. The Bank may make discretionary contributions to the Plan. The Bank's contribution expense in the years ended December 31, 2004, 2003 and 2002 amounted to approximately $60,000, $46,000 and $53,000, respectively. Discretionary contributions vest in full after five years.

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

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:

                                     2004           2003           2002
                                  ----------     ----------     ----------
Current:
   Federal                        $  631,007     $  708,089     $  790,590
   State                                 250        422,520        302,533
                                  ----------     ----------     ----------
                                     631,257      1,130,609      1,093,123
                                  ----------     ----------     ----------
Deferred:
   Federal                           131,788        126,996          4,143
   State                              11,903         10,345         10,504
                                  ----------     ----------     ----------
                                     143,691        137,341         14,647
                                  ----------     ----------     ----------
     Total income tax expense     $  774,948     $1,267,950     $1,107,770
                                  ==========     ==========     ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                                2004         2003         2002
                                              ------       ------       ------
                                               % of         % of         % of
                                               Income       Income       Income
                                               ------       ------       ------
Federal income tax at statutory rate            34.0%        34.0%        34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                           (18.2)       (15.8)       (16.8)
   Other items                                    .2          1.0          3.5
State tax, net of federal tax benefit             .2          5.6          5.0
                                              ------       ------       ------
       Effective tax rates                      16.2%        24.8%        25.7%
                                              ======       ======       ======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                       2004             2003
                                                                    -----------      -----------
Deferred tax assets:
   Allowance for loan losses                                        $   662,814      $   482,312
   Interest on non-performing loans                                      24,611            2,426
   Accrued deferred compensation                                         18,810           18,724
   Post-retirement benefits                                              27,880           31,939
   Other real estate owned property writedown                            22,101           25,317
   Accrued pensions                                                                      102,080
   Capital loss carryforward                                             27,200
   Mark to market purchase accounting adjustments                       318,244
   Preferred stock amortization                                           3,991
   Net unrealized holding loss on available-for-sale securities         461,071
   Minimum pension liability                                                             112,720
                                                                    -----------      -----------
           Gross deferred tax assets                                  1,566,722          775,518
           Valuation allowance                                          (27,200)
                                                                    -----------      -----------
                                                                      1,539,522          775,518
                                                                    -----------      -----------

Deferred tax liabilities:
   Core deposit intangible asset                                       (621,035)        (208,252)
   Accelerated depreciation                                          (1,030,994)        (400,660)
   Discount accretion                                                    (5,299)          (9,383)
   Mortgage servicing rights                                           (169,446)         (26,194)
   Prepaid pension                                                      (81,619)
   Net unrealized holding gain on available-for-sale securities                         (550,272)
                                                                    -----------      -----------
           Gross deferred tax liabilities                            (1,908,393)      (1,194,761)
                                                                    -----------      -----------
Net deferred tax liabilities                                        $  (368,871)     $  (419,243)
                                                                    ===========      ===========

Included in the net deferred tax liabilities activity during the year ending December 31, 2004 is a $704,560 deferred tax liability recorded related to the Canaan National Bancorp, Inc. merger.

As of December 31, 2004, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Bank entered into an agreement with a third party in which the third party is to provide the Bank with account processing services and other miscellaneous services. Under the agreement, the Bank is obligated to pay monthly processing fees through August 5, 2010. In the event the Bank chooses to cancel the agreement prior to the end of the contract term a lump sum termination fee will have to be paid. The fee shall be calculated as the average monthly billing, exclusive of pass through costs for the past twelve months, multiplied by the number of months and any portion of a month remaining in the contract term.

NOTE 11 - FINANCIAL INSTRUMENTS
-------------------------------

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income producing properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2004 and 2003, the maximum potential amount of the Bank's obligation was $31,900 and $20,000, respectively, for financial and standby letters of credit. The Bank's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                  2004                               2003
                                     -----------------------------     -----------------------------
                                       Carrying           Fair           Carrying           Fair
                                        Amount           Value            Amount           Value
                                     ------------     ------------     ------------     ------------
Financial assets:
   Cash and cash equivalents         $ 11,677,494     $ 11,677,494     $ 12,128,801     $ 12,128,801
   Available-for-sale securities      178,654,748      178,654,748      143,020,363      143,020,363
   Held-to-maturity securities            218,374          219,623          229,425          234,394
   Federal Home Loan Bank stock         5,413,200        5,413,200        3,771,000        3,771,000
   Loans held-for-sale                    375,000          381,347          275,000          278,719
   Loans, net                         201,978,499      201,271,000      139,563,318      140,419,000
   Accrued interest receivable          2,256,499        2,256,499        1,875,948        1,875,948

Financial liabilities:
   Deposits                           298,841,846      299,977,000      218,457,450      219,891,000
   FHLB advances                       79,213,283       79,167,886       60,897,311       61,245,695
   Due to broker                        1,083,331        1,083,331

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                     2004                2003
                                                 -----------         -----------
Commitments to originate loans                   $ 7,681,700         $ 2,337,315
Standby letters of credit                             31,900              20,000
Unadvanced portions of loans:
   Home equity                                    23,085,518          10,374,759
   Commercial lines of credit                      9,136,426           6,935,664
   Construction                                    4,913,228           3,349,345
   Consumer                                       11,021,451           5,986,321
                                                 -----------         -----------
                                                 $55,870,223         $29,003,404
                                                 ===========         ===========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

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

NOTE 13 - REGULATORY MATTERS
----------------------------

Bancorp and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                         Actual           Adequacy Purposes         Action Provisions
                                                   ----------------       -----------------         -----------------
                                                   Amount     Ratio       Amount       Ratio       Amount       Ratio
                                                   ------     -----       ------       -----       ------       -----
                                                                     (Dollar amounts in thousands)
As of December 31, 2004:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $31,579    12.13%      $20,825       >8.0%          N/A
                                                                                        -
     Salisbury Bank and Trust Company               31,008    11.90        20,840       >8.0       $26,050      >10.0%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   28,940    11.12        10,412       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               28,369    10.89        10,420       >4.0        15,630       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   28,940     7.22        16,042       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               28,369     7.09        16,016       >4.0        20,020       >5.0
                                                                                        -                        -

                                                                                                   To Be Well
                                                                                                   Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                         Actual            Adequacy Purposes       Action Provisions
                                                    ---------------        -----------------       -----------------
                                                    Amount    Ratio        Amount      Ratio       Amount      Ratio
                                                    ------    -----        ------      -----       ------      -----
                                                                     (Dollar amounts in thousands)
As of December 31, 2003:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $26,308    16.44%      $12,803       >8.0%          N/A
                                                                                        -
     Salisbury Bank and Trust Company               25,882    16.19        12,788       >8.0       $15,986      >10.0%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   24,566    15.35         6,402       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               24,140    15.10         6,394       >4.0         9,591       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   24,566     8.05        12,203       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               24,140     7.92        12,188       >4.0        15,235       >5.0
                                                                                        -                        -

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Company's operating results and financial condition. The stockholders of Bancorp will be entitled to dividends only when, and if, declared by the Bancorp's Board of Directors out of funds legally available therefore. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations, and other factors.

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner's approval is required for dividend payments which exceed the current year's net profits and retained net profits from the preceding two years. As of December 31, 2004, the Bank is restricted from declaring dividends to Bancorp in an amount greater than approximately $813,000.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN
---------------------------------------

At the 2001 annual meeting the stockholders of Bancorp voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the Plan)." This plan provides non-employee directors of the Company with shares of restricted stock of Bancorp as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the plan is 15,000. The first grant date under this plan preceded the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date the Plan was approved by the stockholders is issued an "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of Bancorp. In 2004, 2003 and 2002, 840, 840 and 880 shares, respectively, were issued under the Plan and the related compensation expense amounted to $31,836, $23,688 and $22,220, respectively.

NOTE 15 - MERGER
----------------

On September 10, 2004, Canaan National Bancorp, Inc. ("Canaan National") merged (the "Merger") with and into the Company. Under the terms of the Merger, the shareholders of Canaan National received a total of $6,020,163 in cash and 257,483 shares of Bancorp common stock in exchange for all shares of Canaan National Bancorp, Inc. stock. The value of the 257,483 shares issued was $10,698,418 and was determined based on the September 10, 2004 closing market price of $41.55 of Bancorp's common stock.

The Merger was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded by the Company at their fair values at the consummation date. During the appraisal process, an identifiable intangible asset of $1,191,279 was calculated and is being amortized to expense over a period of 12 years. Goodwill recorded totaled $7,151,421 and will be analyzed for impairment on at least an annual basis. Financial statement amounts for Canaan National are included in the Company's consolidated financial statements beginning on the acquisition date. A summary of net assets acquired is included in the supplemental disclosures in the cash flow statement.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Canaan National had occurred at January 1, 2003:

                                                    Year Ended December 31,
                                               ---------------------------------
                                                  2004                  2003
                                               -----------           -----------
Gross revenues                                 $25,291,875           $26,027,000
Net income                                     $ 4,870,000           $ 4,683,000
Net income per share                           $      2.89           $      2.78

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 16 - GOODWILL AND INTANGIBLE ASSETS
----------------------------------------

The Company's assets as of December 31, 2004 and 2003 include goodwill of $2,357,884 relating to the purchase of a branch of a bank in 2001. In 2004 the Company recorded $7,151,421 of additional goodwill from the merger with Canaan National Bancorp, Inc. Goodwill recognized in the 2004 merger is not deductible for tax purposes.

The Company evaluated its goodwill as of December 31, 2004 and 2003 and found no impairment.

A summary of acquired amortized intangible assets is as follows:

                                                            As of December 31, 2004
                                                    -------------------------------------
                                                      Gross                         Net
                                                    Carrying      Accumulated     Carrying
                                                     Amount      Amortization      Amount
                                                     ------      ------------      ------
Core deposit intangible-branch purchase             $  888,606     $ 225,000      $  663,606

Core deposit intangible-Canaan National merger       1,191,279        32,754       1,158,525
                                                    ----------     ---------      ----------

           Total                                    $2,079,885     $ 257,754      $1,822,131
                                                    ==========     =========      ==========


                                                            As of December 31, 2003
                                                    -------------------------------------
                                                      Gross                          Net
                                                    Carrying      Accumulated     Carrying
                                                     Amount       Amortization     Amount
                                                     ------       ------------     ------
Core deposit intangible-branch purchase             $ 888,606      $ 156,645      $ 731,961
                                                    ---------      ---------      ---------

           Total                                    $ 888,606      $ 156,645      $ 731,961
                                                    =========      =========      =========

Aggregate amortization expense was $101,109, $68,355 and $68,354 in 2004, 2003 and 2002, respectively. Amortization is being calculated on a straight-line basis.

Estimated amortization expense for each of the five years succeeding 2004 is as follows:

           2005                                         $164,581
           2006                                          164,581
           2007                                          164,581
           2008                                          164,581
           2009                                          164,581
                                                        --------
                                                        $822,905
                                                        ========

NOTE 17 - RECLASSIFICATION
--------------------------

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following condensed financial statements are for Salisbury Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the Consolidated Financial Statements of Salisbury Bancorp, Inc. and Subsidiary.

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                                 BALANCE SHEETS
                                 --------------

                           December 31, 2004 and 2003
                           --------------------------

ASSETS                                                         2004             2003
------                                                     -----------      -----------
Checking account in Salisbury Bank and Trust Company       $       630      $       391
Money market mutual funds                                      941,890          500,512
                                                           -----------      -----------
           Cash and cash equivalents                           942,520          500,903
Investment in subsidiary                                    40,129,049       28,424,203
Due from subsidiary                                                              33,000
Other assets                                                    35,484          219,644
                                                           -----------      -----------
           Total assets                                    $41,107,053      $29,177,750
                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Dividends payable                                          $   403,776      $   327,538
Other liabilities                                                3,677
                                                           -----------      -----------
           Total liabilities                                   407,453          327,538
Total stockholders' equity                                  40,699,600       28,850,212
                                                           -----------      -----------
           Total liabilities and stockholders' equity      $41,107,053      $29,177,750
                                                           ===========      ===========

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                              STATEMENTS OF INCOME
                              --------------------

                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------

                                                                    2004            2003            2002
                                                                -----------     -----------     -----------
Dividend income from subsidiary                                 $ 7,510,000     $ 1,540,000     $ 1,300,000
Taxable interest on securities                                        4,375           2,873           5,616
                                                                -----------     -----------     -----------
                                                                  7,514,375       1,542,873       1,305,616
                                                                -----------     -----------     -----------

Legal expense                                                        10,500          26,823           6,909
Supplies and printing                                                 2,042           6,873           4,407
Other expense                                                        24,167          63,405          18,591
                                                                -----------     -----------     -----------
                                                                     36,709          97,101          29,907
                                                                -----------     -----------     -----------
Income before income tax benefit and equity in (distributed)
   undistributed net income of subsidiary                         7,477,666       1,445,772       1,275,709
Income tax benefit                                                   (5,647)        (32,000)         (8,260)
                                                                -----------     -----------     -----------
Income before equity in (distributed) undistributed net
   income of subsidiary                                           7,483,313       1,477,772       1,283,969
Equity in undistributed net (loss) income of subsidiary          (3,464,371)      2,362,330       1,914,826
                                                                -----------     -----------     -----------
Net income                                                      $ 4,018,942     $ 3,840,102     $ 3,198,795
                                                                ===========     ===========     ===========

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------

                                                                      2004            2003            2002
                                                                  -----------     -----------     -----------
Cash flows from operating activities:
   Net income                                                      $4,018,942     $ 3,840,102     $ 3,198,795
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in undistributed net loss (income) of subsidiary      3,464,371      (2,362,330)     (1,914,826)
       Deferred tax expense                                                             1,000           1,193
       Increase in taxes receivable                                    (5,647)
       Decrease (increase) in due from subsidiary                      33,000         (23,547)         (3,615)
       Decrease (increase) in other assets                            189,807        (219,644)
       Decrease in other liabilities                                  (78,323)
       Issuance of shares for Director's fees                          31,836          23,688          22,220
                                                                  -----------     -----------     -----------

   Net cash provided by operating activities                        7,653,986       1,259,269       1,303,767
                                                                  -----------     -----------     -----------

Cash flows from investing activities:
   Cash paid to Canaan National Bancorp, Inc. shareholders         (6,020,163)
   Cash and cash equivalents acquired from Canaan National
     Bancorp, Inc., net of expenses paid of $309,419                  222,868
                                                                  -----------     -----------     -----------

   Net cash used in investing activities                           (5,797,295)
                                                                  -----------     -----------     -----------

Cash flows from financing activities:
   Dividends paid                                                  (1,415,074)     (1,295,533)     (1,237,840)
                                                                  -----------     -----------     -----------

   Net cash used in financing activities                           (1,415,074)     (1,295,533)     (1,237,840)
                                                                  -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                  441,617         (36,264)         65,927
Cash and cash equivalents at beginning of year                        500,903         537,167         471,240
                                                                  -----------     -----------     -----------
Cash and cash equivalents at end of year                          $   942,520     $   500,903     $   537,167
                                                                  ===========     ===========     ===========

Supplemental disclosures:
Liability assumed in merger with Canaan National Bancorp, Inc.    $    82,000

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2004 and 2003 follows:

                                               (In thousands, except earnings per share)
                                                          2004 Quarters Ended
                                             ---------------------------------------------
                                             March 31     June 30    Sept. 30      Dec. 31
                                             --------    --------    --------     --------
Interest and dividend income                 $  3,755    $  3,815    $  4,105     $  4,876
Interest expense                                1,269       1,273       1,390        1,727
                                             --------    --------    --------     --------
   Net interest and dividend income             2,486       2,542       2,715        3,149
Provision for loan losses                          60          60          60           70
Other income                                    1,092       1,122       1,124        1,417
Other expense                                   2,077       2,260       2,985        3,281
                                             --------    --------    --------     --------
   Income before income taxes                   1,441       1,344         794        1,215
Income tax expense (benefit)                      369         248          (2)         160
                                             --------    --------    --------     --------
   Net income                                $  1,072    $  1,096    $    796     $  1,055
                                             ========    ========    ========     ========

Earnings per common share                    $    .74    $    .77    $    .54     $    .63
                                             ========    ========    ========     ========


                                                (In thousands, except earnings per share)
                                                           2003 Quarters Ended
                                             ---------------------------------------------
                                             March 31     June 30    Sept. 30      Dec. 31
                                             --------    --------    --------     --------
Interest and dividend income                 $  4,050    $  3,955    $  3,849     $  3,796
Interest expense                                1,526       1,461       1,316        1,310
                                             --------    --------    --------     --------
   Net interest and dividend income             2,524       2,494       2,533        2,486
Provision for loan losses                          37          38          38          200
Other income                                      982         880         955        1,167
Other expense                                   2,042       1,958       2,074        2,526
                                             --------    --------    --------     --------
   Income before income taxes                   1,427       1,378       1,376          927
Income tax expense                                398         377         361          132
                                             --------    --------    --------     --------
   Net income                                $  1,029    $  1,001    $  1,015     $    795
                                             ========    ========    ========     ========

Earnings per common share                    $    .72    $    .70    $    .71     $    .57
                                             ========    ========    ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, the Company and the Bank have had no changes in or disagreements with its independent accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of December 31, 2004, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the year ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            MANAGEMENT OF THE COMPANY

The following table sets forth the name and age of each Executive Officer, his principal occupation for the last five (5) years and the year in which he was first appointed an Executive Officer of the Company.

                                                                          Executive Officer
      Name                         Age      Position                    of the Company since:
      ----                         ---      --------                    ---------------------
      John F. Perotti              58       Chairman and                       1998 (1)
                                            Chief Executive Officer

      Richard J. Cantele, Jr.      45       President, Chief Operating
                                            Officer and Secretary              2001 (2)

      John F. Foley                54       Chief Financial Officer
                                            And Treasurer                      1998 (3)

(1) Mr. Perotti is also the Chairman and Chief Executive Officer of the Bank and has been an Executive Officer of the Bank since 1982.

(2) Mr. Cantele is also the President and Chief Operating Officer of the Bank and has been an Executive Officer of the Bank since 1989.

(3) Mr. Foley is also the Chief Financial Officer and Treasurer of the Bank and has been an Executive Officer of the Bank since 1986.

Board of Directors

The Certificate of Incorporation and Bylaws of the Company provide for a Board of Directors of not less than seven (7) members, as determined from time to time by resolution of the Board of Directors. The Board of Directors has set the number of directorships at eleven (11). The Board of Directors of the Company is divided into three (3) classes as nearly equal in number as possible. Classes of directors serve for staggered three (3) year terms. A successor class is to be elected at each annual meeting of shareholders when the terms of office of the members of one class expire. Vacant directorships may be filled, until the expiration of the term of the vacated directorship, by the vote of a majority of the directors then in office.

The following table sets forth certain information, as of March 4, 2005, with respect to the directors of the Company.

  NOMINEES FOR ELECTION AT THE 2005 ANNUAL MEETING TO BE HELD ON APRIL 27, 2005
  -----------------------------------------------------------------------------

                                         Positions Held             Director            Term
         Name              Age          with the Company             Since            Expiring
         ----              ---          ----------------             -----            --------
Louis E. Allyn, II         57             Director                    2004              2005

Dana A. Bartholomew        65             Director                    2004              2005

John R. H. Blum            75             Presiding Director          1998              2005

Richard J. Cantele, Jr.    45             President, Chief Operating
                                          Officer, Secretary
                                          and Director                2005              2005

Robert S. Drucker          63             Director                    2004              2005

Louise F. Brown            61             Director                    1998              2005

Nancy F. Humphreys         63             Director                    2001              2005

                                    CONTINUING DIRECTORS
                                    --------------------

Holly J. Nelson            51             Director                    1998              2006

Walter C. Shannon, Jr.     69             Director                    1998              2006

John F. Perotti            58             Chairman                    1998              2007
                                          Chief Executive Officer
                                          and Director

Michael A. Varet           62             Director                    1998              2007

Presented below is additional information concerning the directors of the Company. Unless otherwise stated, all directors have held the position described for at least five (5) years.

Louis E. Allyn, II has been a director of the Bank since 2004. He is President of Allyndale Corporation.

Dana A. Bartholomew has been a director of the Bank since 2004, when he was elected by the Board to fill a vacancy created by the resignation of Gordon C. Johnson, D.V.M. He is President of Sheffield Water Company.

John R. H. Blum is an attorney in private practice and former Commissioner of Agriculture for the State of Connecticut. He has been a director of the Bank since 1995 and was elected Presiding Director in 2005. Prior to that, he was elected Chairman of the Board of Directors of the Company and the Bank since 1998.

Louise F. Brown has been a director of the Bank since 1992 and is a partner in the law firm of Ackerly Brown, LLP.

Richard J. Cantele, Jr. is Secretary of the Company and President and Chief Operating Officer of the Company and the Bank. Prior to that he served as Executive Vice President, Treasurer and Chief Operating Officer of the Bank and Secretary of the Company. He has been a director of the Bank since 2005.

Robert S. Drucker has been a director of the Bank since 2004. He is proprietor of Bob's Clothing and Barrington Outfitters.

Nancy F. Humphreys has been a director of the Bank since 2001. She retired from Citigroup New York, Citibank in February of 2000, as Managing Director and Treasurer of Global Corporate Investment Bank North America.

Holly J. Nelson has been a director of the Bank since 1995. She is a member of Horses North, LLC, a tour operator, and is a member in Oblong Property Management, LLC.

John F. Perotti is Chairman and Chief Executive Officer of the Company and the Bank. Prior to that he served as President and Chief Executive Officer of the Company and the Bank, Executive Vice President and Chief Operating Officer of the Bank and prior to that, he was Vice President and Treasurer of the Bank. He has been a director of the Bank since 1985.

Walter C. Shannon, Jr. is President Emeritus of Wagner McNeil, Inc. and President of William J. Cole Agency, Inc. He has been a director of the Bank since 1993.

Michael A. Varet is a partner in the law firm of DLA Piper Rudnick Gray Cary US LLP. Mr. Varet has been a director of the Bank since 1997.

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

Based solely on a review of copies of reports filed with the SEC since January 1, 2004 and of written representations by certain executive officers and directors, with the exception of the following, all persons subject to the reporting requirements of Section 16(a) are believed by management to have filed the required reports on a timely basis: Mr. Perotti filed one Form 4 late to reflect one transaction and Mr. Foley filed one Form 4 late to reflect one transaction.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of such Code of Ethics is available upon request to any person, without charge, by writing to John F. Foley, Chief Financial Officer, Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, CT 06039.

The Company has a separately standing Audit Committee which is comprised of the following independent Directors: Louis E. Allyn, II, Louise F. Brown, Nancy F. Humphreys, Holly J. Nelson and Michael A. Varet. While no member of the Audit Committee qualifies as an "audit committee financial expert" as such term is defined by federal securities laws and regulations, the Board of Directors believes the members of the Audit Committee bring educational, business and professional experience that is beneficial to the Audit Committee function of the Company and the Bank and is sufficient to enable the Audit Committee to fulfill its responsibility.

ITEM 11. EXECUTIVE COMPENSATION

Fees

During 2004, each director received an annual retainer of $4,000. This amount was prorated in cases involving new Directors. In addition, directors received $500 for each Board of Directors meeting attended and $250 for each committee meeting attended. Director Perotti received no additional compensation for his service as director or member of any board committee during 2004. During 2001, the Board of Directors and Shareholders approved a Directors Stock Retainer Plan which, beginning in 2002, provides each non-employee director with up to 120 shares of restricted common stock as a component of their compensation. The Plan is described in more detail on page 14 of the Company's Proxy Statement.

The following table provides certain information regarding the compensation paid to certain executive officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 2004, 2003, and 2002. All compensation expense was paid by the Bank.

                                                  Summary Compensation Table

                                                      Annual
   Name and Principal                                 Compensation(1)             All Other
        Position                       Year     Salary($)        Bonus($)        Compensation($)
John F. Perotti                        2004     $209,474          $66,042           $4,100 (4)
Chairman and                           2003      195,178           28,101            4,000 (3)
Chief Executive Officer                2002      187,816           32,092            4,000 (2)
of the Company and the Bank

Richard J. Cantele, Jr.                2004     $139,750          $40,000           $3,595 (4)
Secretary of the Company               2003      124,237           18,857            2,862 (3)
President and Chief Operating          2002      109,434           18,332            2,553 (2)
Officer of the Company and the Bank

John F. Foley                          2004     $100,460          $14,759           $2,304 (4)
Chief Financial Officer and Treasurer  2003       87,235           12,476            1,994 (3)
of the Company and the Bank            2002       83,174           14,785            1,704 (2)

Diane E. R. Johnstone                  2004     $128,870          $16,206           $2,902 (4)
Sr. Vice President & Trust Officer     2003      119,734           16,412            2,723 (3)
of the Bank                            2002      109,321           16,690            2,522 (2)

William C. Lambert                     2004     $125,395          $16,260           $2,833 (4)
Vice President & Trust Officer         2003      115,333           14,521            2,597 (3)
of the Bank                            2002      110,522                             2,200 (2)

(1) Compensation does not include accrual of benefits under the Bank's defined pension plan or supplemental retirement arrangements described below.

(2)   The Bank's matching contribution to the 401(k) plan for 2002.

(3)   The Bank's matching contribution to the 401(k) plan for 2003.

(4)   The Bank's matching contribution to the 401(k) plan for 2004.

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

                                    PENSION PLAN TABLE
====================================================================================
                        ESTIMATED ANNUAL RETIREMENT BENEFIT WITH
                              YEARS OF SERVICE AT RETIREMENT
====================================================================================
Average Base
Salary at            15           20           25            30             35
Retirement
------------------------------------------------------------------------------------
      $ 75,000     $17,987      $23,983      $29,979       $31,854        $33,729
------------------------------------------------------------------------------------
      $100,000     $25,487      $33,983      $42,479       $44,979        $47,478
------------------------------------------------------------------------------------
      $125,000     $32,987      $43,983      $54,979       $58,104        $61,229
------------------------------------------------------------------------------------
      $150,000     $40,487      $53,983      $67,479       $71,229        $74,979
------------------------------------------------------------------------------------
      $175,000     $47,987      $63,983      $79,979       $84,354        $88,729
------------------------------------------------------------------------------------
      $200,000     $55,487      $73,983      $92,979       $97,479        $102,479
------------------------------------------------------------------------------------
      $225,000     $56,987      $75,983      $94,979       $100,104       $105,229
------------------------------------------------------------------------------------
      $250,000     $56,987      $75,983      $94,979       $100,104       $105,225
------------------------------------------------------------------------------------

Pension  benefits are based upon average  salary  (determined as of each January
1st) during the highest five (5) consecutive years of services prior to attaining normal retirement age. The amount of the annual benefit is 2% of Average Salary offset by .65% of the Social Security wage base per year of service (to a maximum of 25 years) plus one-half of 1% of Average Salary for each year of service over 25 years (to a maximum of ten years). This benefit formula may be modified to conform with changes in the pension laws.

The present average salary (using last five years of salary only) and years of service to date of Messrs. Perotti, Cantele, Foley, Lambert and Ms. Johnstone are: Mr. Perotti: $227,216 with 32 years of service; Mr. Cantele: $133,306 with 24 years of service; Mr. Foley: $97,091 with 23 years of service; Mr. Lambert:
$123,369 with 3 years of service; and Ms. Johnstone: $116,789 with 17 years of service. The above table shows estimated annual retirement benefits payable at normal retirement date as a straight life annuity for various average salary and service categories. The offset of social security was included in the table based on a participant being 65 years of age in 2004.

Supplemental Retirement Arrangement

In 1994, the Bank entered into a supplemental retirement arrangement (the "Supplemental Retirement Agreement") with John F. Perotti. Following disability or retirement at the earlier of the age of 65, or after thirty (30) years of service to the Bank, Mr. Perotti will receive monthly payments of $1,250 (adjusted annually to reflect the lesser of a five percent (5%) increase or "The Monthly Consumer Price Index for All Urban Consumers, United States City Average, All Items" published by the Bureau of Labor Statistics) for a period of ten (10) years. These payments are in addition to any payments under the Bank's retirement plan. The Supplemental Retirement Agreement includes provisions that would prevent Mr. Perotti from working for a competitor in the proximity of the Bank.

Directors Stock Retainer Plan

The shareholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc." (the "Plan") at the 2001 Annual Meeting of Shareholders. The Plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as non-employee directors. The maximum number of shares of stock that may be issued pursuant to the Plan shall not exceed 15,000. The first grant date under the plan was April 26, 2002. The "annual stock retainer" consisted of 120 shares of restricted common stock for each non-employee director who served for twelve months and a prorated number of shares to reflect the number of months served for any new non-employee director. The total number of restricted shares issued was 840. The next grant date under this plan will immediately precede the 2005 Annual Meeting of Shareholders.

Change in Control Agreements

The Bank entered into change in control agreements in 2003 with the following Officers of the Bank: John F. Perotti, Richard J. Cantele, Jr., John F. Foley, Todd M. Clinton, Diane E. R. Johnstone, Joseph C. Law, Lana J. Morrison, William
C. Lambert, Sharon A. Pilz and Geoffrey A. Talcott. The agreements provide that if following a "change-in-control" of the Company or Bank, an Officer is terminated under certain defined circumstances, or is reassigned, within a period of twelve (12) months following the change in control, such Officer will be entitled to a lump sum payment equal to his or her twelve (12) month compensation based upon the most recent aggregate base salary paid to the Officer in the twelve (12) month period immediately preceding the date of change in control. In addition, the Bank entered into a change in control agreement in 2003 with Elizabeth Summerville which provides that if following a "change in control" of the Company or Bank, the Officer is terminated under certain defined circumstances, or is reassigned, within a period of twelve (12) months following the change in control, such Officer will be entitled to a lump sum payment equal to her six (6) month compensation based upon the most recent aggregate base salary paid to the Officer in the twelve (12) month period immediately preceding the date of the change in control. In no event shall any such payments be made in an amount which would cause them to be deemed non-deductible to the Bank by reason of the operation of Section 280G of the Internal Revenue Code.

401(k) Plan

The Bank offers a 401(k) profit sharing plan. This plan began in the year 2000. Each Plan Year, the Bank will announce the amount of the matching contributions, if any. The amount of the matching contributions is directly related to the employees' 401(k) salary deferral contribution. For the Plan Year that began January 1, 2002, all eligible participants received a matching contribution equal to fifty percent (50%) of their 401(k) salary deferral contribution to the Plan; however, it is limited to two percent (2%) of the plan compensation not to exceed $4,100. The Plan expense was $67,126 for 2004.

----------------------------------------------------------------------------------------------------------------------
                                        EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------
                                Number of securities      Weighted-average        Number of securities remaining
                                to be issued upon         exercise price of       available for future issuance under
                                exercise of outstanding   outstanding options,    equity compensation plans (excluding
                                options, warrants and     warrants and rights     securities reflected in column (a))
                                rights
                                         (a)                     (b)                             (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                None                    None                          12,440 (1)
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            None                    None                            None
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                    None                    None                          12,440
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

(1) At the 2001 annual meeting the shareholders of the Company voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the "Plan"). This Plan provides non-employee directors of the Company with shares of restricted stock of the Company as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Plan is 15,000. The first grant date under this Plan preceded the 2002 annual meeting of shareholders. Each director whose term of office begins with or continues after the date the Plan was approved by the shareholders is issued a "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of the Company. In 2004, 840 shares were issued under the Plan and the related compensation expense amounted to $31,836.

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 4, 2005 regarding the number of shares of Common Stock beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                                 Number of Shares (1)   Percentage of Class (2)
                                 --------------------   -----------------------
Louis E. Allyn, II                     1,026 (3)                .06%
Dana A. Bartholomew                    2,339 (4)                .14%
John R. H. Blum                       15,696 (5)                .93%
Louise F. Brown                        2,448 (6)                .15%
Richard J. Cantele, Jr.                2,883 (7)                .17%
Robert S. Drucker                      5,979 (8)                .36%
John F. Foley                          5,650 (9)                .34%
Nancy F. Humphreys                     1,360 (10)               .08%
Holly J. Nelson                        1,408 (11)               .08%
John F. Perotti                       10,972 (12)               .65%
Walter C. Shannon, Jr.                 3,964 (13)               .24%
Michael A. Varet                      66,006 (14)              3.92%

----------------------              --------                  -----
(All Directors and Executive         119,731                   7.12%
Officers of the Company
as a group of (12) persons)

(1) The shareholdings also include, in certain cases, shares owned by or in trust for a director's spouse and/or children or grandchildren, and in which all beneficial interest has been disclaimed by the director.

(2) Percentages are based upon the 1,682,401 shares of the Company's Common Stock outstanding and entitled to vote on March 4, 2005. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(3)   All shares are owned individually by Louis E. Allyn, II.

(4)   Includes 2,005 shares owned jointly by Dana A. Bartholomew and his wife.

(5)   Includes 2,100 shares owned by John R. H. Blum's wife.

(6)   All shares are owned individually by Louise F. Brown.

(7) Includes 1,197 shares owned jointly by Richard J. Cantele, Jr. and his wife and 6 shares owned by Richard J. Cantele, Jr. as custodian for his daughter.

(8)   Includes 1,500 shares owned by Robert S. Drucker's wife.

(9) Includes 1,852 shares owned jointly by John F. Foley and his wife, 1,370 owned by his wife and 100 shares owned by John F. Foley as custodian for his children.

(10)  Includes 1,000 shares owned jointly by Nancy F. Humphreys and her husband.

(11)  Includes 6 shares owned by Holly J. Nelson as guardian for a minor child.

(12) Includes 9,514 shares owned jointly by John F. Perotti and his wife, 761 shares owned by his wife and 564 shares in trust for his son.

(13)  All shares are owned individually by Walter C. Shannon, Jr.

(14) Includes 18,540 shares which are owned by Michael A. Varet's wife and 18,546 shares which are owned by his children. Michael A. Varet has disclaimed beneficial ownership for all of these shares.

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

John R. H. Blum is a member of the Board of Directors and an attorney engaged in the private practice of law. The Company has engaged Mr. Blum in past years and even though his services were not used in 2004, the Company may engage his services in 2005 in connection with certain legal matters.

Walter C. Shannon, Jr. is a director of the Company and President Emeritus of Wagner McNeil, Inc. which serves as the insurance agent for many of the Company's insurance needs.

Some of the directors and executive officers of the Company and the Bank, as well as firms and companies with which they are associated, are or have been customers of the Bank, and as such, have had banking transactions with the Bank. As a matter of policy, loans to directors and executive officers are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features'.

Since January 1, 2004, the highest aggregate outstanding principal amount of all loans extended by the Bank to its directors, executive officers and all associates of such persons as a group was $709,118, representing an aggregate principal amount equal to 1.71% of the equity capital accounts of the Bank.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1.    Audit Fees
      ----------

      The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the last two (2) fiscal years and the reviews of the financial statements included in the Company's Form 10-Q for the quarters of the fiscal years ended December 31, 2004 and December 31, 2003 were $86,980 and $76,625, respectively.

2.    Audit-Related Fees
      ------------------

      The  aggregate  fees billed for services  rendered in each of the last two
(2) years for assurance and related services by Shatswell, MacLeod & Company, P.C. that are reasonably related to regulatory audit requirements of the Trust Department were $17,942 for the fiscal year ended December 31, 2004 and $11,590 for the fiscal year ended December 31, 2003.

3.    Tax Fees
      --------

      The aggregate fees billed in each of the last two (2) years for professional services rendered by Shatswell, MacLeod & Company, P.C. for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and December 31, 2003 were $8,100 each year.

4.    All Other Fees
      --------------

      There were no aggregate fees billed for services rendered by Shatswell, MacLeod & Company, P.C., other than the services covered above, for the fiscal years ended December 31, 2004 and December 31, 2003.

Independence

      The Audit Committee of the Board of Directors of the Company has considered and determined that the provision of services rendered by Shatswell, MacLeod & Company, P.C. relating to matters 2 through 4 above, is compatible with maintaining the independence of such accountants.

      The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors, other than those listed under the de minimus exception. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to a particular service or category of services, and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expeditious delivery of services is necessary. The independent auditors and management are required to report to the full Audit Committee regarding the extent of services provided by independent auditors in accordance with this pre-approval, and the fees for the services performed to date. None of the audited-related fees, tax fees or other fees paid in 2004 and 2003 were approved per the Audit Committee's pre-approval policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

      10             Pension Supplement Agreement with John F. Perotti (3)

      10.2           Form of Change in Control Agreement with Executive
                     Officers (4)

      10.3           Director Stock Retainer Plan (5)

      11             Computation of Earnings per Share

      21             Subsidiaries of the Company (6)

      23.1           Consent of Independent Certified Public Accountants

      31.1           Rule 13a-14(a)/15d-14(a) Certification

      31.2           Rule 13a-14(a)/15d-14(a) Certification

      32             Section 1350 Certifications

(1) Exhibit was filed on April 23, 1998 as Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

(2) Exhibit was filed on February 10, 2005 as Exhibit 3.2 to Company's Form 8-K/A and is incorporated herein by reference.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 28, 2005.

                                            SALISBURY BANCORP, INC.


                                            By:   /s/ John F. Perotti
                                               ---------------------------------
                                                  John F. Perotti
                                                  Chairman and
                                                  Chief Executive Officer


                                            By:   /s/ John F. Foley
                                               ---------------------------------
                                                  John F. Foley
                                                  Chief Financial Officer
                                                  and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                             Title                          Date
---------                             -----                          ----

 /s/ John F. Perotti                  Chairman,                  March 28, 2005
--------------------------------      Chief Executive Officer
 (John F. Perotti)                    and Director


 /s/ Louis E. Allyn, II               Director                   March  28, 2005
--------------------------------
(Louis E. Allyn, II)


 /s/ Dana A. Bartholomew              Director                   March 28, 2005
--------------------------------
(Dana A. Bartholomew)


 /s/ John R. H. Blum                  Director                   March  28, 2005
--------------------------------
(John R. H. Blum)


 /s/ Louise F. Brown                  Director                   March 28, 2005
--------------------------------
(Louise F. Brown)


 /s/ Richard J. Cantele, Jr.          Director                   March  28, 2005
--------------------------------
(Richard J. Cantele, Jr.)


 /s/ Robert S. Drucker                Director                   March 28, 2005
--------------------------------
(Robert S. Drucker)


 /s/ Nancy F. Humphreys               Director                   March 28, 2005
--------------------------------
(Nancy F. Humphreys)


 /s/ Holly J. Nelson                  Director                   March 28, 2005
 -------------------------------
(Holly J. Nelson)

 /s/ Walter C. Shannon, Jr.           Director                   March 28, 2005
--------------------------------
(Walter C. Shannon, Jr.)

 /s/ Michael A. Varet                 Director                   March 28, 2005
--------------------------------
(Michael A. Varet)