Form 10-Q
period 2005-03-31
SALISBURY BANCORP INC
filed 2005-05-11
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2005
                               ------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of April 26, 2005, there were 1,682,401 shares outstanding.
                               -----------------------------

                                    SALISBURY BANCORP, INC.

                                      TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                                                       Page
Item 1.  Financial Statements:                                                                        3

         Condensed Consolidated Balance Sheets -March 31, 2005 (unaudited)
                                      and December 31, 2004                                           4
         Condensed Consolidated Statements of Income -three months ended March 31, 2005
                                      and 2004  (unaudited)                                           5
         Condensed Consolidated Statements of Cash Flows-three months ended March 31, 2005
                                      and 2004 (unaudited)                                            6

         Notes to Condensed Consolidated Financial Statements (unaudited)                             8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  17

Item 4.  Controls and Procedures                                                                     18


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 18

Item 3.  Defaults Upon Senior Securities                                                             18

Item 4.  Submission of Matters to a Vote of Security Holders                                         18

Item 5.  Other Information                                                                           18

Item 6.  Exhibits                                                                                    18

Signatures                                                                                           19


                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             SALISBURY BANCORP, INC.
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)
                      March 31, 2005 and December 31, 2004
                      ------------------------------------

                                                                                March 31     December 31
                                                                                  2005          2004
                                                                                  ----          ----
ASSETS                                                                         (unaudited)
------
Cash and due from banks                                                         $   6,708    $   7,284
Interest bearing demand deposits with other banks                                   1,222        1,181
Money market mutual funds                                                             992          942
Federal funds sold                                                                    845        2,271
                                                                                ---------    ---------
Cash and cash equivalents                                                           9,767       11,678
Investments in available-for-sale securities (at fair value)                      151,669      178,655
Investments in held-to-maturity securities (fair values of $215,000 as of
   March 31, 2005 and $220,000 as of December 31, 2004)                               214          218
Federal Home Loan Bank stock, at cost                                               5,413        5,413
Loansheld-for-sale                                                                      0          375
Loans, less allowance for loan losses of $2,591,000 as of March 31, 2005
   and $2,512,000 as of December 31, 2004                                         202,943      201,978
Investment in real estate                                                              75           75
Premises and equipment                                                              6,431        5,934
Goodwill                                                                            9,509        9,509
Core deposit intangible                                                             1,781        1,822
Accrued interest receivable                                                         1,895        2,257
Cash surrender value of life insurance policies                                     3,323        3,294
Due from broker                                                                     1,090            0
Other assets                                                                        2,198        1,893
                                                                                ---------    ---------
           Total assets                                                         $ 396,308    $ 423,101
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                          $  61,802    $  65,017
   Interest-bearing                                                               233,002      233,825
                                                                                ---------    ---------
   Total deposits                                                                 294,804      298,842
Federal Home Loan Bank advances                                                    58,739       79,213
Due to broker                                                                           0        1,083
Other liabilities                                                                   2,453        3,263
                                                                                ---------    ---------
           Total liabilities                                                      355,996      382,401
                                                                                ---------    ---------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
     issued and outstanding, 1,682,401 shares at March 31, 2005 and 1,682,401
     at December 31, 2004                                                             168          168
   Paid-in capital                                                                 13,032       13,032
   Retained earnings                                                               29,130       28,223
   Accumulated other comprehensive loss                                            (2,018)        (723)
                                                                                ---------    ---------
           Total stockholders' equity                                              40,312       40,700
                                                                                ---------    ---------
               Total liabilities and stockholders' equity                       $ 396,308    $ 423,101
                                                                                =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                  (amounts in thousands, except per share data)
                             March 31, 2005 and 2004
                             -----------------------
                                   (unaudited)
                                   -----------

                                                                 2005     2004
                                                                ------   ------
Interest and dividend income:
   Interest and fees on loans                                   $3,210   $2,163
   Interest on debt securities:
    Taxable                                                      1,102    1,022
     Tax-exempt                                                    656      532
   Dividends on equity securities                                   48       26
   Other interest                                                   18       12
                                                                ------   ------
         Total interest and dividend income                      5,034    3,755
                                                                ------   ------
Interest expense:
   Interest on deposits                                            908      619
   Interest on Federal Home Loan Bank advances                     737      650
                                                                ------   ------
         Total interest expense                                  1,645    1,269
                                                                ------   ------
         Net interest and dividend income                        3,389    2,486
Provision for loan losses                                           90       60
                                                                ------   ------
         Net interest and dividend income after provision for
           loan losses                                           3,299    2,426
                                                                ------   ------
Noninterest income:
   Trust Department income                                         388      354
   Service charges on deposit accounts                             144      145
   Gain on sales of available-for-sale securities, net             486      356
   Gain on sales of loans held-for-sale                             91       51
   Other income                                                    280      186
                                                                ------   ------
         Total noninterest income                                1,389    1,092
                                                                ------   ------
Noninterest expense:
   Salaries and employee benefits                                1,808    1,262
   Occupancy expense                                               186       90
   Equipment expense                                               187      131
   Trust department expense                                         96       49
   Data processing                                                 197      151
   Insurance                                                        40       29
   Printing and stationery                                          59       45
   Professional fees                                                74       57
   Legal expense                                                    26       25
   Amortization of core deposit intangible                          41       17
   Other expense                                                   312      221
                                                                ------   ------
         Total noninterest expense                               3,026    2,077
                                                                ------   ------
         Income before income taxes                              1,662    1,441
Income taxes                                                       333      369
                                                                ------   ------
         Net income                                             $1,329   $1,072
                                                                ======   ======

Earnings per common share                                       $  .79   $  .75
                                                                ======   ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                   Three months ended March 31, 2005 and 2004
                                   (unaudited)

                                                                 2005        2004
                                                                 ----        ----
Cash flows from operating activities:
   Net income                                                  $  1,329    $  1,072
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Amortization of securities, net                             79          60
         Gain on sales of available-for-sale securities, net       (486)       (356)
         Provision for loan losses                                   90          60
         Change in loans held-for-sale                              375          67
         Depreciation and amortization                              126          17
         Amortization of core deposit intangible                     41           0
         Amortization of fair value adjustments, net                 13          12
         Decrease in interest receivable                            357           0
         Increase in prepaid expenses                              (101)        (57)
         (Increase) decrease in other assets (848) 128
         Increase (decrease) in taxes payable                       217        (457)
         Decrease in accrued expenses                              (374)       (333)
         (Decrease) increase in interest payable                    (31)         19
         Increase in other liabilities                              790         516
                                                               --------    --------

Net cash provided by operating activities                         1,577         748
                                                               --------    --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                            0         (97)
  Purchases of available-for-sale securities                    (25,750)    (50,317)
  Proceeds from sales of available-for-sale securities           25,877      22,335
  Proceeds from maturities of available-for-sale securities      22,975       9,112
  Proceeds from maturities of held-to-maturity securities             4          49
  Loan originations and principal collections, net               (1,106)      1,380
  Recoveries of loans previously charged-off                          5           2
  Capital expenditures                                             (615)       (103)
                                                               --------    --------

Net cash provided by (used in) investing activities              21,390     (17,639)
                                                               --------    --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                   Three months ended March 31, 2005 and 2004
                                   (unaudited)
                                   (continued)

                                                                  2005        2004
                                                                  ----        ----
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                           (1,828)     (2,423)
   Net (decrease) increase in time deposits                       (2,204)      2,535
   Federal Home Loan Bank advances                                     0      15,000
   Principal payments on advances from Federal Home Loan Bank    (20,442)       (262)
   Dividends paid                                                   (404)       (328)
                                                                --------    --------

Net cash (used in) provided by financing activities              (24,878)     14,522
                                                                --------    --------

Net decrease  in cash and cash equivalents                        (1,911)     (2,369)
Cash and cash equivalents at beginning of year                    11,678      12,129
                                                                --------    --------
Cash and cash equivalents at end of period                      $  9,767    $  9,760
                                                                ========    ========

Supplemental disclosures:
   Interest paid                                                $  1,676    $  1,250
   Income taxes paid                                                 116         130


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALISBURY BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc.. SBT Mortgage Service Corporation (the "PIC") formed in April 2004 and CNB Insurance Agency, Inc. (acquired September 10, 2004). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K.

On September 10, 2004 Canaan National Bancorp, Inc. merged with and into the Company. The merger was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded by the Company at their fair values at the consummation date. Financial statement amounts for Canaan National Bancorp, Inc. are included in the Company's consolidated financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 -COMPREHENSIVE INCOME
----------------------------

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive  Income,"  establishes  standards for disclosure of  comprehensive income which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities.

Comprehensive Income
                                   Three months ended
                                        March 31
                                    2005        2004
                                    ----        ----
                                 (amounts in thousands)

Net income                        $ 1,329      $ 1,072
Net unrealized (losses) gains
 on securities during period       (1,295)         808
                                  -------      -------
Comprehensive income              $    34      $ 1,880
                                  =======      =======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement was effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, since the issuance of SFAS 123R, the SEC has delayed the effective date. The new effective date is January 1, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

NOTE 4 -  DEFINED BENEFIT PENSION PLAN
--------------------------------------

The following summarizes the net periodic benefit cost for the three months March 31:

                                                   Three Months Ended
                                                     March 31, 2005
                                                     --------------
Components of net periodic benefit cost:
   Service cost                                        $  83,542
   Interest cost                                          60,930
   Expected return on plan assets                        (50,228)
   Amortization of:
      Prior service costs                                    223
      Transition obligation (asset)                          693
      Actuarial (gain) loss                               17,412
Settlements and curtailments                                   0
                                                       ---------
Net periodic benefit cost                              $ 112,572
                                                       =========


The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                                           6.00%
   Average wage increase                          Graded table%*
   Return on plan assets                                   7.25%


The Company changed actuary for the pension plan during the first quarter of 2004. Information for the first quarter of 2004 10Q was not made available.

* 5% at age 20 grading down to 3% at age 60 and beyond (effective to approximately 3.25%)

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations.

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company and Bank were formed in 1998 and 1848, respectively, and the Company's sole subsidiary is the Bank, which has six (6) full service offices, including a Trust Department, located in the towns of Lakeville, Salisbury, Sharon and North Canaan, Connecticut and Sheffield and South Egremont, Massachusetts. The sixth branch in Sheffield, Massachusetts opened March 14, 2005. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS
---------------------
Overview
--------

The Company's net income for the three months ended March 31, 2005 was $1,329,000. This compares to earnings of $1,072,000 for the same period in 2004. Earnings per share for the three months ended March 31, 2005 totaled $.79 per share which compared to earnings per share of $.75 for the corresponding period in 2004. The increase is primarily the result of an increase in earning assets resulting from the merger with Canaan National Bancorp. Inc. on September 10, 2004. The Company's assets at March 31, 2005 totaled $396,308,000 and compares to total assets of $423,101,000 at December 31, 2004. The decrease is primarily attributable to a reduction in the securities portfolio. Non-performing loans totaled $2,278,000 at March 31, 2005 and compares to non-performing loans totaling $2,267,000 at December 31, 2004. Deposits at March 31, 2005 totaled $294,804,000 as compared to total deposits of $298,842,000 at December 31, 2004. The decrease is primarily attributable to normal seasonal cash flows.

As a result of the Company's first quarter financial performance, the Board of Directors declared a first quarter cash dividend of $.25 per common share, payable April 27, 2005 to shareholders of record as of March 31, 2005. This compares to a cash dividend of $.24 per common share that was paid for the first quarter of 2004.

The Company's risk-based capital ratios at March 31, 2005, which include the risk weighted assets and capital of the Bank, were 12.57% for tier 1 capital and 13.69% for total risk based capital. The Company's leverage ratio was 8.82% at March 31, 2005.

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

                        THREE MONTHS ENDED MARCH 31, 2005
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

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

(amounts in thousands)
Three months ended March 31                    2005            2004
                                               ----            ----
Total Interest and Dividend Income            $5,034          $3,755
(financial statements)
Tax Equivalent Adjustment                        338             274
                                              ------          ------
Total Interest and Dividend Income
      (on an FTE basis)                        5,372           4,029
Total Interest Expense                         1,645           1,269
                                              ------          ------
Net Interest and Dividend Income-FTE          $3,727          $2,760
                                              ======          ======

Total interest and dividend income on a FTE basis for the three months ended March 31, 2005, as compared to the same period in 2004, increased $1,343,000 or approximately 33.3%. The increase was primarily attributable to an increase in earning assets as well as an economic environment experiencing an increase in interest rates.

Interest expense on deposits for the first three months of 2005 totaled $908,000, an increase of 46.7% compared to the same period in 2004. This increase is primarily the result of an increase in deposits resulting from the merger with Canaan National Bancorp, Inc. in September 2004 as well as an economic environment of generally higher interest rates. Interest expense on Federal Home Loan Bank advances increased $87,000 when comparing the first quarter of 2005 to 2004. Although Federal Home Loan Bank advances have decreased, when comparing March 31, 2005 to December 31, 2004, the closing balance at March 31, 2005 reflects the lowest total of advances taken for the first quarter. In addition, borrowing rates on advances acquired in connection with the Canaan National Bancorp, Inc. are generally higher than those of the Company. Total interest expense for the three months ending March 31, 2005 was $1,645,000, an increase of $376,000 or 29.6% when compared to the same period in 2004.

Overall, net interest and dividend income (on an FTE basis) increased $967,000 or 35.0% to $3,727,000 for the period ended March 31, 2005 when compared to the same period in 2004.

Noninterest Income
------------------

Noninterest income totaled $1,389,000 for the three months ended March 31, 2005. This is an increase of $297,000 or 27.2% compared to the three months ended March 31, 2004. Continuing growth of the Trust Department has resulted in an increase in Trust Department income of $34,000 or 9.6% to $388,000 for the first three months of 2005, compared to the same period in 2004. Gains on sales of available-for-sale securities increased 36.5% to $486,000 for the first three months of 2005 compared to the corresponding period in 2004. This increase is primarily attributable to management's efforts to maximize the spreads in the portfolio. During the three month period ended March 31, 2005, there were opportunities in the market that resulted in taking gains on sales while increasing the yields in the portfolio at the same time. Service charges totaled $144,000 on deposit accounts and was consistent when comparing 2005 and 2004. Gains on sale of loans held-for-sale increased $40,000 or 78.4% to $91,000 for the first three months of 2005. The increase is primarily attributable to an increase in secondary mortgage market activity during the quarter. Other income increased $94,000 or 50.5% to $280,000 in 2005 compared to $186,000 for the corresponding period in 2004. The increase is primarily the result of increased activity in the secondary mortgage market business.

Noninterest Expense
-------------------

Noninterest expense increased 45.7% for the first three months of 2005 as compared to the same period in 2004. The increases in the noninterest expenses listed in the table below are all primarily attributable to the merger with Canaan National Bancorp, Inc. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2005      2004     Change   % Change
--------------------------------------------------------------------------------
Salaries and employee benefits             $1,808    $1,262    $  546      43.3%
Occupancy expense                             186        90        96     106.7
Equipment expense                             187       131        56      42.8
Trust Department                               96        49        47      95.9
Data processing                               197       151        46      30.5
Insurance                                      40        29        11      37.9
Printing and stationery                        59        45        14      31.1
Professional fees                              74        57        17      29.8
Legal expense                                  26        25         1       4.0
Amortization of core deposit intangible        41        17        24     141.2
Other expense                                 312       221        91      41.2
                                           ------    ------    ------     -----
       Total other expense                 $3,026    $2,077    $  949      45.7%
                                           ======    ======    ======     =====

Income Taxes
------------

The income tax provision for the first three months of 2005 totaled $333,000 in comparison to $369,000 for the same three month period in 2004. Although income before taxes increased, there was a decrease in taxable income. In addition, the Company formed a passive investment company in 2004. A passive investment company's structure is such that income earned results in a reduction of tax liability for the Company.

Net Income
----------

Overall, net income totaled $1,329,000 for the three months ended March 31, 2005. This compares to net income of $1,072,000 for the same period in 2004, an increase of 24% and represents earnings of $.79 per share. This compares to earnings per share of $.75 for the corresponding period in 2004. The increase in net income is primarily the result of an increase in earning assets resulting from the merger with Canaan National Bancorp, Inc.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 2005 were $396,308,000, compared to $423,101,000 at December 31, 2004, a decrease of 6.3%. The decrease is primarily the result of sales and calls of available-for-sale securities in the portfolio during the quarter.

Securities
----------

During the three months ended March 31, 2005, the securities portfolio, including Federal Home Loan Bank stock, decreased $26,990,000 or 14.7% to $157,296,000 from $184,286,000 at December 31, 2004. The decrease is primarily the result of portfolio securities being sold and called during the quarter. The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized gains and losses on holdings (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At March 31, 2005, the unrealized loss net of tax was $2,018,000. This compares to an unrealized loss net of tax of $723,000 at December 31, 2004. The decline in market price is primarily attributable to accelerated prepayments on the underlying collateral and the changes in market interest rates. As management has the ability to hold securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

New business development during the first quarter of 2005 resulted in an increase in total loans outstanding to $205,534,000 at March 31, 2005. This compares to total loans outstanding of $204,490,000 at December 31, 2004. This is an increase of $1,044,000.

The following table represents the composition of the loan portfolio comparing March 31, 2005 to December 31, 2004:

                                           March 31, 2005   December 31, 2004
                                           --------------   -----------------
                                                (amounts in thousands)
Commercial, financial and agricultural        $  14,930         $  15,127
Real Estate- construction and land
     development                                 15,468            14,290
Real Estate- residential                        129,208           130,414
Real Estate- commercial                          37,109            35,487
Consumer                                          8,772             9,122
Other                                                63                69
                                              ---------         ---------
                                                205,550           204,509
Unearned income                                     (16)              (19)
Allowance for loan losses                        (2,591)           (2,512)
                                              ---------         ---------
Loans, net                                    $ 202,943         $ 201,978
                                              =========         =========

Provisions and Allowance for Loan Losses
----------------------------------------

Net loans at March 31, 2005 increased to $202,943,000 when compared to net loans of $201,978,000 at December 31, 2004. At March 31, 2005 approximately 88% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 88% of the portfolio was related to real estate at December 31, 2004. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of the risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The loan loss provision for the three-month period ended March 31, 2005 was $90,000 compared to $60,000 in the comparable period of 2004.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2005. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Bank's Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the three months ended March 31, 2005.

At March 31, 2005, the allowance for loan losses totaled $2,591,000, representing 113.7% of nonperforming loans, which totaled $2,278,000, and 1.3% of total loans of $205,550,000. This compares to an allowance for loan losses of $2,512,000, representing 110.8% of nonperforming loans, which totaled
$2,267,000,  and 1.1% of total loans of  $204,509,000  at December  31,  2004. A total of $15,000 of loans were charged off by the Bank during the three months ended March 31, 2005. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the three month period ended March 31, 2004 which totaled $18,000. A total of $5,000 of previously charged-off loans was recovered during the three month period ended March 31, 2005. Recoveries for the same period in 2004 totaled $2,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

DEPOSITS
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at March 31, 2005 and December 31, 2004:

                          March 31, 2005       December 31, 2004
                          --------------       -----------------
                                  (amounts in thousands)

Demand                       $ 61,802               $ 65,017
NOW                            26,563                 29,569
Money Market                   50,737                 49,206
Savings                        66,450                 63,588
Time                           89,252                 91,462
                             --------               --------
Total Deposits               $294,804               $298,842
                             ========               ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At March 31, 2005, the Company had $58,739,000 in outstanding advances from the Federal Home Loan Bank compared to $79,213,000 at December 31, 2004. Management has reduced the balance of outstanding advances during the first quarter of 2005, however, this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank will continue.

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

To quantify the extent of these risks both in its current position and in actions it might take in the future, it is important that the Bank maintain an appropriate process and set of measurement tools to enable it to identify and quantify its primary sources of interest rate risk. The Bank also recognizes that effective management of interest rate risk includes understanding when potential changes in interest rates will flow through the earnings statement. Accordingly, the Bank manages its position in order to monitor both short-term and long-term interest rate exposure. The primary tool used in managing interest rate risk in this manner will be the income simulations which will be utilized to quantify the potential impact on earnings and capital of changes in interest rates. The level of interest rate risk at March 31, 2005 is within the limits approved by the Board of Directors.

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

At March 31, 2005 the Company had approximately $50,610,000 in loan commitments outstanding. Management believes that the current level of liquidity is adequate to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At March 31, 2005, the Company had $40,312,000 in shareholders' equity. Earnings for the three month period ended March 31, 2005 totaled $1,329,000. Market conditions resulted in an increase in accumulated other comprehensive loss of $1,295,000. A review and analysis of such securities has determined that there has been no credit deterioration and that the market price decline is due to the current interest rate environment. Per Management, no securities were deemed to be other than temporarily impaired. The Company has declared a first quarter dividend in 2005 resulting in a decrease in capital of $421,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At March 31, 2005, the Company had a total risk-based capital ratio of 12.13% compared to 12.13% at December 31, 2004. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

Impact of Inflation and Changing Prices
---------------------------------------

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary, and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation although they do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Company's and Bank's business include the following:

(a) the risk of adverse changes in business conditions in the banking industry, generally, and in the specific markets in which the Bank operates;
(b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses and capital requirements;
(c)   increased competition from other financial and non-financial institutions;
(d)   the impact of technological advances; and
(e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of March 31, 2005, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the three month period ended March 31, 2005 there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.  Not applicable

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. - Defaults Upon Senior Securities.  Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. - Other Information.  Not applicable

Item 6. - Exhibits


            11   Computation of Earnings per Share.

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

                                          Salisbury Bancorp, Inc.

Date: May 11, 2005                        by:  /s/ John F. Perotti
      ------------                             -------------------
                                               John F. Perotti
                                               President/Chief Executive Officer

Date: May 11, 2005                        by: /s/ John F. Foley
      ------------                            ----------------------------
                                              John F. Foley
                                              Chief Financial Officer