Form 10-Q
period 2005-06-30
SALISBURY BANCORP INC
filed 2005-08-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2005
                               ------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          as of July 30, 2005, there were 1,683,341 shares outstanding.
                                          -----------------------------

                                 SALISBURY BANCORP, INC. AND SUBSIDIARY

                                            TABLE OF CONTENTS




Part I. FINANCIAL INFORMATION                                                                   Page
Item 1.  Financial Statements:                                                                     3

         Condensed Consolidated Balance Sheets - June 30, 2005 (unaudited)
                                     and December 31, 2004                                         4
         Condensed Consolidated Statements of Income - three and six months ended June 30, 2005
                                     and 2004  (unaudited)                                         5
         Condensed  Consolidated Statements of Cash Flows - six months ended June 30, 2005
                                     and  2004 (unaudited)                                         6

         Notes to Condensed Consolidated Financial Statements (unaudited)                          7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               19

Item 4.  Controls and Procedures                                                                  19


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              19

Item 3.  Defaults Upon Senior Securities                                                          19

Item 4.  Submission of Matters to a Vote of Security Holders                                      19

Item 5.  Other Information                                                                        19

Item 6.  Exhibits                                                                                 19

Signatures                                                                                        20


                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)
                       June 30, 2005 and December 31, 2004
                       -----------------------------------

                                                                            June 30,    December 31,
                                                                              2005          2004
                                                                              ----          ----
ASSETS                                                                     (unaudited)
------
Cash and due from banks                                                     $   8,038    $   7,284
Interest bearing demand deposits with other banks                                 931        1,181
Money market mutual funds                                                       1,026          942
Federal funds sold                                                                  0        2,271
                                                                            ---------    ---------
                 Cash and cash equivalents                                      9,995       11,678
Investments in available-for-sale securities (at fair value)                  154,220      178,655
Investments in held-to-maturity securities (fair values of $209,000 as of
   June 30, 2005 and $220,000 as of December 31, 2004)                            207          218
Federal Home Loan Bank stock, at cost                                           5,413        5,413
Loans held-for-sale                                                               398          375
Loans, less allowance for loan losses of $2,673,000 as of June 30, 2005
   and $2,512,000 as of December 31, 2004                                     206,209      201,978
Investment in real estate                                                          75           75
Premises and equipment                                                          6,399        5,934
Goodwill                                                                        9,509        9,509
Core deposit intangible                                                         1,740        1,822
Accrued interest receivable                                                     2,297        2,257
Cash surrender value of life insurance policies                                 3,355        3,294
Due from broker                                                                   813            0
Other assets                                                                    2,618        1,893
                                                                            ---------    ---------
              Total assets                                                  $ 403,248    $ 423,101
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                      $  65,068    $  65,017
   Interest-bearing                                                           222,424      233,825
                                                                            ---------    ---------
                 Total deposits                                               287,492      298,842
Federal Home Loan Bank advances                                                69,922       79,213
Due to broker                                                                       0        1,083
Other liabilities                                                               3,225        3,263
                                                                            ---------    ---------
           Total liabilities                                                  360,639      382,401
                                                                            ---------    ---------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
     issued and outstanding, 1,683,341 shares at June 30, 2005 and
     1,682,401 shares at December 31, 2004                                        168          168
    Paid-in capital                                                            13,068       13,032
   Retained earnings                                                           30,018       28,223
   Accumulated other comprehensive loss                                          (645)        (723)
                                                                            ---------    ---------
           Total stockholders' equity                                          42,609       40,700
                                                                            ---------    ---------
                  Total liabilities and stockholders' equity                $ 403,248    $ 423,101
                                                                            =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                             June 30, 2005 and 2004
                                   (unaudited)

                                                             Six Months Ended   Three Months Ended
                                                                 June 30,            June 30,
                                                              2005      2004      2005      2004
                                                              ----      ----      ----      ----
Interest and dividend income:
   Interest and fees on loans                               $ 6,449   $ 4,324   $ 3,239   $ 2,161
   Interest and dividends on securities:
       Taxable                                                2,239     2,119     1,137     1,097
       Tax-exempt                                             1,282     1,063       626       531
   Dividends on equity securities                               101        46        53        20
   Other interest                                                32        18        14         6
                                                            -------   -------   -------   -------

         Total interest and dividend income                  10,103     7,570     5,069     3,815
                                                            -------   -------   -------   -------
Interest expense:
   Interest on deposits                                       1,887     1,216       979       597
   Interest on Federal Home Loan Bank advances                1,502     1,326       765       676
                                                            -------   -------   -------   -------
         Total interest expense                               3,389     2,542     1,744     1,273
                                                            -------   -------   -------   -------
Net interest and dividend income                              6,714     5,028     3,325     2,542
Provision for loan losses                                       180       120        90        60
                                                            -------   -------   -------   -------
         Net interest and dividend income after provision
         for loan losses                                      6,534     4,908     3,235     2,482
                                                            -------   -------   -------   -------
Noninterest income:
   Trust department income                                      777       707       389       353
   Service charges on deposit accounts                          303       306       159       161
   Gains on sales of available-for-sale securities, net         837       642       351       286
   Gains on sales of loans held-for-sale                        136       149        45        99
   Other income                                                 562       410       282       223
                                                            -------   -------   -------   -------
         Total noninterest income                             2,615     2,214     1,226     1,122
                                                            -------   -------   -------   -------
Noninterest expense:
   Salaries and employee benefits                             3,510     2,522     1,702     1,260
   Occupancy expense                                            349       163       163        73
   Equipment expense                                            374       281       187       150
   Trust department expense                                     217       179       121       129
   Data processing                                              393       300       196       149
   Insuranc                                                       5        58        35        29
   Printing and stationery                                      148       113        89        68
   Professional fees                                            134       115        60        61
   Legal expense                                                 68        62        42        37
  Amortization of core deposit intangible                        82        34        41        17
  Other expense                                                 641       510       329       287
                                                            -------   -------   -------   -------
         Total noninterest expense                            5,991     4,337     2,965     2,260
                                                            -------   -------   -------   -------
         Income before income taxes                           3,158     2,785     1,496     1,344
Income taxes                                                    521       617       188       248
                                                            -------   -------   -------   -------
         Net income                                         $ 2,637   $ 2,168   $ 1,308   $ 1,096
                                                            =======   =======   =======   =======
Earnings per common share                                   $  1.57   $  1.52   $   .78   $   .77
                                                            =======   =======   =======   =======

Dividends per share                                         $   .50   $   .48   $   .25   $   .24
                                                            =======   =======   =======   =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                     Six months ended June 30, 2005 and 2004
                                   (unaudited)

                                                                  2005        2004
                                                                  ----        ----
Cash flows from operating activities:
   Net income                                                   $  2,637    $  2,168
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Amortization of securities, net                             152         162
         Gain on sales of available-for-sale securities, net        (837)       (642)
         Provision for loan losses                                   180         120
         Change in loans held-for-sale                               (23)        (95)
         Depreciation and amortization                               245         133
         Amortization of core deposit intangible                      82          34
         Amortization of fair value adjustments, net                  30           0
         (Increase) decrease in interest receivable                  (44)         47
         Deferred tax benefit                                        (27)         (5)
         Increase in prepaid expenses                               (899)       (173)
         Decrease (increase) in other assets                         231        (170)
         (Increase) decrease in taxes receivable                    (125)         77
         Decrease in accrued expenses                               (137)       (229)
         Increase in interest payable                                  1           3
         Increase in other liabilities                                60          14
                                                                --------    --------

Net cash provided by operating activities                          1,526       1,444
                                                                --------    --------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                             0        (351)
  Purchases of available-for-sale securities                     (49,235)    (64,474)
  Proceeds from sales of available-for-sale securities            46,170      33,877
  Proceeds from maturities of available-for-sale securities       26,419      15,512
  Proceeds from maturities of held-to-maturity securities             11           6
  Loan originations and principal collections, net                (4,523)     (3,818)
  Recoveries of loans previously charged-off                          14           9
  Capital expenditures                                              (710)       (370)

Net cash provided by (used in) investing activities               18,146     (19,609)
                                                                --------    --------

Cash flows from financing activities:
   Net (decrease) increase in demand deposits, NOW and
       savings accounts                                           (5,780)      3,024
   Net decrease in time deposits                                  (5,557)     (1,707)
   Proceeds from Federal Home Loan Bank advances                  11,560      15,000
   Principal payments on advances from Federal Home Loan Bank    (20,786)       (441)
   Dividends paid                                                   (828)       (637)
   Proceeds from issuance of common stock                             36          24
                                                                --------    --------

Net cash (used in) provided by financing activities              (21,355)     15,263
                                                                --------    --------

Net decrease in cash and cash equivalents                         (1,683)     (2,902)
Cash and cash equivalents at beginning of year                    11,678      12,129
                                                                --------    --------
Cash and cash equivalents at end of period                      $  9,995    $  9,227
                                                                ========    ========

Supplemental disclosures:
   Interest paid                                                $  3,388    $  2,539
   Income taxes paid                                                 673         545

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K.

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

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive  Income,"  establishes  standards for disclosure of  comprehensive income which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized holding gain (loss) on securities.

Comprehensive Income (Loss)

                                                     Six months ended        Three  months ended
                                                          June 30,                June 30,
                                                      2005       2004         2005        2004
                                                      ----       ----         ----        ----
                                                  (amounts in thousands)    (amounts in thousands)
Net income                                         $   2,637   $   2,168    $   1,308   $   1,096
Net change in unrealized holding losses or gains
 on securities during period                              78      (3,128)       1,373      (3,936)
                                                   ---------   ---------    ---------   ---------
Comprehensive income (loss)                        $   2,715   $    (960)   $   2,681   $  (2,840)
                                                   =========   =========    =========   =========

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

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the three months and six months ended June 30:

                                                    Three Months Ended                   Six Months Ended
                                                        June 30,                             June 30,
                                                2005               2004               2005               2004
                                           ---------------------------------     ---------------------------------
Components of net periodic benefit cost:
   Service cost                            $      149,743     $       49,848     $      233,285     $       99,695
   Interest cost                                   84,483             40,810            145,413             81,621
   Expected return on plan assets                 (83,578)           (38,660)          (133,806)           (77,320)
   Amortization of:
      Prior service costs                             223                223                446                446
      Transition obligation                           693              2,168              1,386              4,336
      Actuarial loss                               15,256              7,004             32,668             14,008
                                           --------------     --------------     --------------     --------------
   Net periodic benefit cost               $      166,820     $       61,393     $      279,392     $      122,786
                                           ==============     ==============     ==============     ==============

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

  Discount rate                                      6.00%              6.00%              6.00%              6.00%
  Average wage increase                      Graded table%*             6.00%      Graded table%*             6.00%
  Return on plan assets                              7.25%              7.25%              7.25%              7.25%



* 5% at Age 20 grading down to 3% at Age 60 and beyond (effective to approximately 3.25% on average).

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices including a Trust Department located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the six months ended June 30, 2005 was $2,637,000, an increase of $469,000 or 21.63% over the same period ended June 30, 2004. Earnings per share also increased 3.29% and amounted to $1.57 per share as compared to $1.52 earnings per share for the same period one year ago. The improvement in net income is primarily the result of an increase in earning assets as a result of the merger with Canaan National Bancorp, Inc. on September 10, 2004.

The Company's assets at June 30, 2005 totaled $403,248,000 compared to total assets of $423,101,000 at December 31, 2004. The decrease is primarily attributable to a reduction in the securities portfolio. During the first six months of 2005 total loans outstanding increased $4,392,000 or 2.15% to $208,882,000. This compares to total loans outstanding of $204,490,000 at December 31, 2004. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Nonperforming loans totaled $2,021,000 at June 30, 2005 as compared to nonperforming loans totaling $2,267,000 at December 31, 2004. This represents a decrease of $246,000 or 10.85%. Deposits at June 30, 2005 totaled $287,492,000 as compared to total deposits of $298,842,000 at December 31, 2004. Although at June 30 total deposits on the balance sheet reflected a decrease of $11,350,000 when compared to December 31, 2004, average deposits for the six months ended June 30, 2005 totaled $296,273,000. The decrease at quarter end is primarily attributable to seasonal cash flows.

As a result of the Company's second quarter financial performance, the Board of Directors declared a second quarter cash dividend of $.25 per common share, which was paid on July 29, 2005 to shareholders of record as of June 30, 2005. This is the same as the cash dividend of $.25 per common share that was paid for the first quarter of 2005. Year-to-date dividends total $.50 per common share for this year. This compares to total year-to-date dividends of $.48 per common share one year ago. The Company's risk based capital ratios at June 30, 2005, which include the risk weighted assets and capital of the Bank, were 13.89% for tier 1 capital and 15.14% for total risk based capital. The Company's leverage ratio was 7.58% at June 30, 2005 which compares to 7.53% for the corresponding period in 2004.

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

                         SIX MONTHS ENDED JUNE 30, 2005
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net Interest Income
-------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its non-interest income from its community banking operations. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Non-interest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains taken on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Six months ended June 30                          2005      2004
                                                  ----      ----
Total Interest and Dividend Income              $10,103   $ 7,570
(financial statements)
Tax Equivalent Adjustment                           660       548
                                                -------   -------
Total Interest and Dividend Income
      (on an FTE basis)                          10,763     8,118
Total Interest Expense                            3,389     2,542
                                                -------   -------
Net Interest and Dividend Income-FTE            $ 7,374   $ 5,576
                                                =======   =======

Total interest and dividend income on an FTE basis for the six months ended June 30, 2005, when compared to the same period in 2004, increased $2,645,000 or approximately 32.58%. The increase was primarily attributable to an increase in earning assets as well as an economic environment experiencing an increase in interest rates.

Interest expense on deposits for the first six months of 2005 totaled $1,887,000, an increase of 55.18% compared to the same period in 2004. This increase is primarily the result of the additional deposit accounts resulting from the merger with Canaan National Bancorp, Inc. in September of 2004 as well as an economic environment of generally higher interest rates. Although Federal Home Loan Bank advances have decreased during the six month period ended June 30, 2005, interest expense on these advances increased 13.27% to $1,502,000. This increase in interest expense is attributable to an economic environment of increasing interest rates coupled with generally higher rates on Federal Home Loan Bank advances that were acquired in connection with the previously mentioned merger. Total interest expense for the six months ending June 30, 2005 was $3,389,000, an increase of $847,000 or 33.32% when compared to the same period in 2004.

Overall, net interest and dividend income (on an FTE basis) increased $1,798,000 or 32.25% to $7,374,000 for the period ended June 30, 2005 when compared to the same period in 2004.

Noninterest Income
------------------

Noninterest income totaled $2,615,000 for the six months ended June 30, 2005. This is an increase of $401,000 or 18.11% compared to noninterest income of $2,214,000 for the six months ended June 30, 2004. Continuing growth of the Trust Department has resulted in an increase in trust income of $70,000 or 9.90% to $777,000 for the first six months of 2005, compared to $707,000 for the same period in 2004. This increase was partially offset by an increase in Trust Department expense, which increased $38,000 or 21.23%. Gains on sales of available-for-sale securities increased 30.37% to $837,000 for the first six months of 2005 compared to the corresponding period in 2004.

Noninterest Expense
-------------------

Noninterest expense increased 38.14% for the first six months of 2005 as compared to the same period in 2004. The increases in the noninterest expenses listed in the table below are all primarily attributable to the merger with Canaan National Bancorp, Inc. with the exception of the Trust Department expense, which reflects additional costs associated with the continuing growth of new accounts in the department. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                             2005      2004     Change%  Change
-------------------------------------------------------------------------------
Salaries and employee benefits              $3,510    $2,522    $  988     39.2
Occupancy expense                              349       163       186    114.1
Equipment expense                              374       281        93     33.1
Trust department expense                       217       179        38     21.2
Data processing                                393       300        93     31.0
Insurance                                       75        58        17     29.3
Printing and stationery                        148       113        35     31.0
Professional fees                              134       115        19     16.5
Legal expense                                   68        62         6      9.7
Amortization of core deposit intangible         82        34        48    141.2
Other expense                                  641       510       131     25.7
                                            ------    ------    ------
       Total noninterest expense            $5,991    $4,337    $1,654     38.1
                                            ======    ======    ======

Income Taxes
------------

The income tax provision for the first six months of 2005 totaled $521,000 in comparison to $617,000 for the same six month period in 2004. Although income before taxes increased, there was a decrease in taxable income. In addition, the Company formed a passive investment company in April of 2004. A passive investment company's structure is such that income earned results in a reduction of tax liability for the Company.

Net Income
----------

Overall, net income totaled $2,637,000 for the six months ended June 30, 2005 and represents earnings of $1.57 per share. This compares to net income of $2,168,000 for the same period in 2004, an increase of 21.63% and compares to earnings per share of $1.52 for the corresponding period in 2004. The improvement in net income is primarily the result of an increase in earning assets resulting from the merger with Canaan National Bancorp, Inc.

                        THREE MONTHS ENDED JUNE 30, 2005
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net Interest Income
-------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three months ended June 30                                        2005     2004
                                                                 ------   ------
 Total Interest and Dividend Income                              $5,069   $3,815
(financial statements)
Tax Equivalent Adjustment                                           322      274
                                                                 ------   ------
     Total Interest and Dividend Income (on an FTE basis)         5,391    4,089
Total Interest Expense                                            1,744    1,273
                                                                 ------   ------
Net Interest and Dividend Income-FTE                             $3,647   $2,816
                                                                 ======   ======

Total interest and dividend income on an FTE basis for the three months ended June 30, 2005 increased $1,302,000 or approximately 31.84% compared to the same period in 2004. The increase was primarily attributable to an increase in earning assets as well as an economic environment with generally higher interest rates.

Interest expense on deposits increased $382,000 or 63.99% for the quarter to $979,000 compared to $597,000 for the same quarter in 2004. This increase is primarily the result of the increased deposit base and an economic environment of increasing interest rates. Federal Home Loan Bank advances have decreased for the three month period ended June 30, 2005 when compared to the corresponding period in 2004. Interest expense on these advances however, increased $89,000 or 13.17% and totaled $765,000 for the three months ended June 30, 2005 compared to the corresponding period in 2004. Total interest expense for the three months ending June 30, 2005 was $1,744,000 compared to total interest expense for the same period in 2004 of $1,273,000, an increase of $471,000 or 37.00%. This increase is a reflection an economic environment of rising interest rates and the result of generally higher interest rates on Federal Home Loan Bank advances that were acquired in connection with the merger of Canaan National Bancorp, Inc. with the Company.

Overall, net interest and dividend income (on an FTE basis) increased $831,000 or 29.51% to $3,647,000 for the three month period ended June 30, 2005 when compared to the corresponding period in 2004.

Noninterest Income
------------------

Noninterest income totaled $1,226,000 for the three months ended June 30, 2005 as compared to $1,122,000 for the three months ended June 30, 2004 an increase of $104,000 or 9.27%. Continuing growth of the Trust Department has resulted in an increase in income of $36,000 or 10.20% to $389,000 for the second quarter of 2005 compared to the same period in 2004. Gains on sales of available-for-sale securities totaled $351,000 for the second quarter of 2005 as compared to $286,000 for the corresponding period in 2004. This increase is primarily attributable to management's efforts to maximize the spreads in the portfolio. During the quarter there were opportunities in the market that resulted in taking gains on sales while increasing the yields in the portfolio at the same time.

Noninterest Expense
-------------------

Noninterest expense totaled $2,965,000 for the three month period ended June 30, 2005 as compared to $2,260,000 for the same period in 2004, an increase of $705,000 or 31.20%. The increases listed in the table below are all primarily attributable to the merger with Canaan National Bancorp, Inc. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2005      2004     Chan     % Change
--------------------------------------------------------------------------------
Salaries and employee benefits             $1,702    $1,260    $  442      35.1
Occupancy expense                             163        73        90     123.3
Equipment expense                             187       150        37      24.7
Trust department expense                      121       129        (8)     (6.2)
Data processing                               196       149        47      31.5
Insurance                                      35        29         6      20.7
Printing and stationery                        89        68        21      30.9
Professional fees                              60        61        (1)     (1.6)
Legal expense                                  42        37         5      13.5
Amortization of core deposit intangible        41        17        24     141.1
Other expense                                 329       287        42      14.6
                                           ------    ------    ------
       Total noninterest expense           $2,965    $2,260    $  705      31.2
                                           ======    ======    ======

Income Taxes
------------

The income tax provision for the three month period ended June 30, 2005 totaled $188,000 in comparison to $248,000 for the same three month period in 2004. Although income before taxes increased, there was a decrease in taxable income.

Net Income
----------

Overall, net income totaled $1,308,000 for the three months ended June 30, 2005 and represents earnings of $.78 per share. This compares to net income of $1,096,000 for the same period in 2004, an increase of $212,000 or 19.34% and compares to earnings per share of $.77 for the corresponding period in 2004. The improvement in net income is primarily the result of an increase in earning assets and reduced income taxes, and is partially offset by the current economic condition of compressing interest spreads.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 2005 were $403,248,000, compared to $423,101,000 at December 31, 2004, a decrease of 4.69%. The decrease is primarily the result of sales and calls of available-for-sale securities in the portfolio during the period ended June 30, 2005.

Securities
----------

During the six months ended June 30, 2005, the securities portfolio, including Federal Home Loan Bank stock, decreased $24,446,000 or 13.26% to $159,840,000 from $184,286,000 at December 31, 2004. The decrease is primarily a reflection of portfolio securities being sold and called during the period with the proceeds being used to fund loan growth and reduce total advances outstanding at the Federal Home Loan Bank of Boston.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At June 30, 2005, the unrealized loss net of tax was $645,000. This compares to an unrealized loss net of tax of $723,000 at December 31, 2004. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

New business development during the first half of 2005 coupled with a small increase in loan demand resulted in an increase in total loans outstanding to $208,882,000 at June 30, 2005. This compares to total loans outstanding of $204,490,000 at December 31, 2004. This is an increase of $4,392,000 or 2.15%.
Competition for loans remains aggressive in the Bank's market area, especially in the residential mortgage loan market.

The following table represents the composition of the loan portfolio comparing June 30, 2005 to December 31, 2004:

                                               June 30, 2005  December 31, 2004
                                               -------------  -----------------
                                                    (amounts in thousands)
Commercial, financial and agricultural            $  14,683      $  15,127
Real Estate-construction and land
     development                                     14,391         14,290
Real Estate-residential                             133,166        130,414
Real Estate-commercial                               37,770         35,487
Consumer                                              8,513          9,122
Other                                                   372             69
                                                  ---------      ---------
                                                    208,895        204,509
Unearned income                                         (13)           (19)
Allowance for loan losses                            (2,673)        (2,512)
                                                  ---------      ---------
   Net Loans                                      $ 206,209      $ 201,978
                                                  =========      =========

Provisions and Allowance for Loan Losses
----------------------------------------

Total net loans at June 30, 2005 increased 2.09% to $206,209,000 when compared to total net loans of $201,978,000 at December 31, 2004. At June 30, 2005 approximately 89% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 88% of the portfolio was related to real estate at December 31, 2004. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The loan loss provision for the six-month period ended June 30, 2005 was $180,000 compared to $120,000 in the comparable period of 2004.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2005. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Bank's Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment records, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the six months ended June 30, 2005.

At June 30, 2005, the allowance for loan losses totaled $2,673,000, representing 132.26% of nonperforming loans, which totaled $2,021,000, and 1.28% of total loans of $208,882,000. This compares to an allowance for loan losses of $2,512,000, representing 110.81% of nonperforming loans, which totaled $2,267,000, and 1.23% of total loans of $204,490,000 at December 31, 2004. A total of $33,000 of loans were charged off by the Bank during the six months ended June 30, 2005. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the six month period ended June 30, 2004 which totaled $24,000. A total of $14,000 of previously charged-off loans was recovered during the six month period ended June 30, 2005. Recoveries for the same period in 2004 totaled $9,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at June 30, 2005 and December 31, 2004:

                                           June 30, 2005  December 31, 2004
                                           -------------  -----------------
                                               (amounts in thousands)

Demand                                        $ 65,068       $ 65,017
NOW                                             25,040         29,569
Money Market                                    53,344         49,206
Savings                                         58,148         63,588
Time                                            85,892         91,462
                                              --------       --------
Total Deposits                                $287,492       $298,842
                                              ========       ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At June 30, 2005, the Company had $69,922,000 in outstanding advances from the Federal Home Loan Bank compared to $79,213,000 at December 31, 2004. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

To quantify the extent of these risks, both in its current position and in actions it might take in the future, interest rate risk is monitored using gap analysis which identifies the differences between assets and liabilities which mature or reprice during specific time frames and model simulation which is used to "rate shock" the Company's assets and liability balances to measure how much of the Company's net interest income is "at risk" from sudden rate changes.

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2005, the Company was slightly asset sensitive (positive gap). This would suggest that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at June 30, 2005 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuation in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2005 the Company had approximately $49,552,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At June 30, 2005, the Company had $42,609,000 in stockholders' equity, an increase of 4.69 % when compared to December 31, 2004 stockholders' equity totaling $40,700,000. Earnings for the six-month period ended June 30, 2005 totaled $2,637,000. Market conditions resulted in a decrease in accumulated other comprehensive loss to $645,000 from $723,000 at December 31, 2004.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and management deems the securities to be not other than temporarily impaired. The Company has declared two quarterly dividends resulting in a decrease in capital of $841,000. The Company issued 940 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $36,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At June 30, 2005, the Company had a risk-based capital ratio of 15.14% compared to 12.13% at December 31, 2004. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

Impact of Inflation and Changing Prices
---------------------------------------

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage the interest rate sensitivity gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. Please refer to Interest Rate Risk and Liquidity under Item 2. The Company's interest rate risk and liquidity position has not significantly changed from year end 2004.

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of June 30, 2005, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the six month period ended June 30, 2005 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                                     Salisbury Bancorp, Inc.

Date: August 12, 2005                                by:  /s/ John F. Perotti
    -----------------                                    --------------------
                                                         John F. Perotti
                                                         Chief Executive Officer

Date: August 12, 2005                                by: /s/ John F. Foley
      ---------------                                    -----------------
                                                         John F. Foley
                                                         Chief Financial Officer