Form 10-Q
period 2005-09-30
SALISBURY BANCORP INC
filed 2005-11-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                         Commission file number 0-24751

                             Salisbury Bancorp, Inc.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Connecticut                                  06-1514263
 --------------------------------         --------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  5 Bissell Street          Lakeville          Connecticut          06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrants Telephone Number, Including Area Code (860) 435-9801
                                                  ---------------

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer. Yes | | No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 31, 2005, there were 1,683,341 shares outstanding.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                          Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                3

        Condensed Consolidated Balance Sheets -September 30,
           2005 (unaudited) and December 31, 2004                            4
        Condensed Consolidated Statements of Income -three and
           nine months ended September 30, 2005 and 2004 (unaudited)         5
        Condensed Consolidated Statements of Cash Flows -nine
           months ended September 30, 2005 and 2004 (unaudited)              6

        Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures about Market Risk          19

Item 4. Controls and Procedures                                             20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3. Defaults Upon Senior Securities                                     20

Item 4. Submission of Matters to a Vote of Security Holders                 20

Item 5. Other Information                                                   20

Item 6. Exhibits                                                            20

Signatures                                                                  21

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)
                    September 30, 2005 and December 31, 2004
                    ----------------------------------------

                                                                                             September 30     December 31
                                                                                                 2005            2004
                                                                                             ------------     -----------
                                                                                              (unaudited)
ASSETS
------
Cash and due from banks                                                                      $      9,686     $     7,284
Interest bearing demand deposits with other banks                                                   1,281           1,181
Money market mutual funds                                                                           1,107             942
Federal funds sold                                                                                      0           2,271
                                                                                             ------------     -----------
       Cash and cash equivalents                                                                   12,074          11,678
Investments in available-for-sale securities (at fair value)                                      151,710         178,655
Investments in held-to-maturity securities (fair values of $156,000 as of
   September 30, 2005 and $220,000 as of December 31, 2004)                                           155             218
Federal Home Loan Bank stock, at cost                                                               5,413           5,413
Loans held-for-sale                                                                                   644             375
Loans, less allowance for loan losses of $2,743,000 as of September 30, 2005 and
   $2,512,000 as of December 31, 2004                                                             206,900         201,978
Investment in real estate                                                                              75              75
Premises and equipment                                                                              6,428           5,934
Goodwill                                                                                            9,509           9,509
Core deposit intangible                                                                             1,699           1,822
Accrued interest receivable                                                                         2,017           2,257
Cash surrender value of life insurance policies                                                     3,385           3,294
Other assets                                                                                        2,260           1,893
                                                                                             ------------     -----------
       Total assets                                                                          $    402,269     $   423,101
                                                                                             ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                                       $     65,475     $    65,017
   Interest-bearing                                                                               218,933         233,825
                                                                                             ------------     -----------
       Total deposits                                                                             284,408         298,842
Federal Home Loan Bank advances                                                                    72,452          79,213
Due to broker                                                                                           0           1,083
Other liabilities                                                                                   2,828           3,263
                                                                                             ------------     -----------
       Total liabilities                                                                          359,688         382,401
                                                                                             ------------     -----------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,683,341 shares at September 30, 2005 and
      1,682,401 at December 31, 2004                                                                  168             168
   Paid-in capital                                                                                 13,068          13,032
   Retained earnings                                                                               30,729          28,223
   Accumulated other comprehensive loss                                                            (1,384)           (723)
                                                                                             ------------     -----------
       Total stockholders' equity                                                                  42,581          40,700
                                                                                             ------------     -----------
       Total liabilities and stockholders' equity                                            $    402,269     $   423,101
                                                                                             ============     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                           September 30, 2005 and 2004
                                  (unaudited)

                                                          Nine Months Ended   Three Months Ended
                                                             September 30        September 30
                                                            2005      2004      2005      2004
                                                          -------   -------   -------   --------
Interest and dividend income:
   Interest and fees on loans                             $ 9,811   $ 6,700   $ 3,362   $  2,376
   Interest and dividends on securities:
     Taxable                                                3,497     3,253     1,258      1,134
     Tax-exempt                                             1,857     1,614       575        551
   Dividends on equity securities                             158        71        57         25
   Other interest                                              52        37        20         19
                                                          -------   -------   -------   --------
       Total interest and dividend income                  15,375    11,675     5,272      4,105
                                                          -------   -------   -------   --------
Interest expense:
   Interest on deposits                                     2,962     1,876     1,075        660
   Interest on Federal Home Loan Bank advances              2,333     2,056       831        730
                                                          -------   -------   -------   --------
       Total interest expense                               5,295     3,932     1,906      1,390
                                                          -------   -------   -------   --------
       Net interest and dividend income                    10,080     7,743     3,366      2,715
Provision for loan losses                                     270       180        90         60
                                                          -------   -------   -------   --------
       Net interest and dividend income after provision
          for loan losses                                   9,810     7,563     3,276      2,655
                                                          -------   -------   -------   --------
Noninterest income:
   Trust department income                                  1,119     1,007       342        300
   Service charges on deposit accounts                        470       463       167        157
   Gain on sales of available-for-sale securities, net      1,227     1,029       390        387
   Gain on sale of loans held-for-sale                        176       212        40         63
   Other income                                               898       627       336        217
                                                          -------   -------   -------   --------
       Total noninterest income                             3,890     3,338     1,275      1,124
                                                          -------   -------   -------   --------
Noninterest expense:
   Salaries and employee benefits                           5,359     4,142     1,849      1,620
   Occupancy expense                                          524       259       175         96
   Equipment expense                                          557       404       183        123
   Trust department expense                                   276       234        59         55
   Data processing                                            585       465       192        165
   Insurance                                                  111        87        36         29
   Printing and stationery                                    192       153        43         40
   Professional fees                                          221       187        87         72
   Legal expense                                              109        69        41          7
   Amortization of core deposit intangible                    123        56        41         22
   Other expense                                            1,002     1,266       362        756
                                                          -------   -------   -------   --------
       Total noninterest expense                            9,059     7,322     3,068      2,985
                                                          -------   -------   -------   --------
       Income before income taxes                           4,641     3,579     1,483        794
Income taxes provision (benefit)                              873       615       352         (2)
                                                          -------   -------   -------   --------
       Net income                                         $ 3,768   $ 2,964   $ 1,131   $    796
                                                          =======   =======   =======   ========

Earnings per common share                                 $  2.24   $  2.05   $   .67   $    .54
                                                          =======   =======   =======   ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2005 and 2004
                                   (unaudited)

                                                                 2005        2004
                                                               --------    --------
Cash flows from operating activities:
   Net income                                                  $  3,768    $  2,964
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Amortization of securities, net                               224         231
      Gain on sales of available-for-sale securities, net        (1,227)     (1,029)
      Provision for loan losses                                     270         180
      Change in loans held-for-sale                                 239         119
      Depreciation and amortization                                 390         285
      Amortization of core deposit intangible                       123          60
      Amortization of fair value adjustments, net                    41          (4)
      Decrease (increase) in interest receivable                    236        (371)
      Increase in prepaid expenses                                 (680)       (414)
      Decrease in other assets                                        2       1,009
      Increase (decrease) in taxes payable                          298         (69)
      Increase (decrease) in accrued expenses                        37         (89)
      Increase in interest payable                                    2         100
      (Decrease)/increase in other liabilities                     (157)      1,188
                                                               --------    --------

Net cash provided by operating activities                         3,566       4,160
                                                               --------    --------

Cash flows from investing activities:
   Purchase of Federal Home Loan Bank stock                           0        (351)
   Purchases of available-for-sale securities                   (71,775)    (99,049)
   Proceeds from sales of available-for-sale securities          66,688      80,582
   Proceeds from maturities of available-for-sale securities     30,872      28,200
   Proceeds from maturities of held-to-maturity securities           64           9
   Loan originations and principal collections, net              (5,872)     (7,694)
   Recoveries of loans previously charged-off                        31          17
   Capital expenditures                                            (884)       (772)
   Cash paid to Canaan National Bancorp, Inc. shareholders            0      (6,020)
   Cash and cash equivalents acquired from Canaan National
      Bancorp, Inc. net of expenses paid of $310,000                  0       2,487
                                                               --------    --------

Net cash provided by (used in) investing activities              19,124      (2,591)
                                                               --------    --------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2005 and 2004
                                   (unaudited)
                                   (continued)

                                                                  2005        2004
                                                                --------    --------
Cash flows from financing activities:
   Net (decrease)/increase in demand deposits, NOW and
      savings accounts                                            (4,938)      5,892
   Net decrease in time deposits                                  (9,479)     (1,188)
   Federal Home Loan Bank advances                                15,987      34,295
   Principal payments on advances from Federal Home Loan Bank    (22,651)    (33,561)
   Dividends paid                                                 (1,249)     (1,011)
   Issuance of common stock                                           36          32
                                                                --------    --------

Net cash (used in) provided by financing activities              (22,294)      4,459
                                                                --------    --------

Net increase in cash and cash equivalents                            396       6,028
Cash and cash equivalents at beginning of year                    11,678      12,129
                                                                --------    --------
Cash and cash equivalents at end of period                      $ 12,074    $ 18,157
                                                                ========    ========

Supplemental disclosures:
   Interest paid                                                $  5,293    $  3,832
   Income taxes paid                                                 615         545

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K.

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

Comprehensive Income

                                                      Nine months ended      Three months ended
                                                        September 30,           September 30,
                                                    2005           2004      2005           2004
                                                   -------       --------   -------       --------
                                                   (amounts in thousands)   (amounts in thousands)
Net income                                         $ 3,768       $  2,964   $ 1,131       $    796
Net change in unrealized holding losses or gains
   on securities during period                        (661)          (200)     (739)         2,928
                                                   -------       --------   -------       --------
Comprehensive income                               $ 3,107       $  2,764   $   392       $  3,724
                                                   =======       ========   =======       ========

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

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

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

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the nine months and three months ended September 30:

                                               Nine Months Ended        Three Months Ended
                                                 September 30,            September 30,
                                               2005         2004         2005        2004
                                            -----------------------   ---------------------
Components of net periodic benefit cost:
   Service cost                             $  349,928   $  180,701   $ 116,643   $  81,006
   Interest cost                               218,119      165,401      72,706      83,780
   Expected return on plan assets             (200,709)    (147,336)    (66,903)    (70,016)
   Amortization of:
      Prior service costs                          670       89,842         224      89,396(1)
      Transition obligation                      2,078       53,423         692      49,087(2)
      Actuarial loss                            49,002       45,701      16,334      31,693
                                            ----------   ----------   ---------   ---------
   Net periodic benefit cost                $  419,088   $  387,732   $ 139,696   $ 264,946
                                            ==========   ==========   =========   =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

Discount rate                   6.00%          6.00%          6.00%          6.00%
Average wage increase   Graded table%  Graded table%  Graded table%  Graded table(3)
Return on plan assets           7.25%          7.25%          7.25%          7.25%

(1) Includes a one-time charge of $89,172 to reconcile unrecognized amounts with amortization schedule.

(2) Includes a one-time charge of $46,921 to reconcile unrecognized amounts with amortization schedule.

(3) 5% at Age 20 grading down to 3% at Age 60 and beyond (effective to approximately 3.25% on average).

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices including a Trust Department located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building stockholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the nine months ended September 30, 2005 was $3,768,000, an increase of $804,000 or 27.13% over the same period ended September 30, 2004. Earnings per share also increased 9.27% and amounted to $2.24 per share as compared to $2.05 earnings per share for the same period one year ago. The improvement in net income is primarily the result of an increase in earning assets as a result of the merger with Canaan National Bancorp, Inc. on September 10, 2004.

The Company's assets at September 30, 2005 totaled $402,269,000 compared to total assets of $423,101,000 at December 31, 2004. The decrease is primarily attributable to a reduction in the securities portfolio. During the first nine months of 2005 total loans outstanding increased $5,153,000 or 2.52% to $209,643,000. This compares to total loans outstanding of $204,490,000 at December 31, 2004. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Nonperforming loans totaled $1,166,000 at September 30, 2005 as compared to nonperforming loans totaling $2,267,000 at December 31, 2004. This represents a decrease of $1,101,000 or 48.57%. Deposits at September 30, 2005 totaled $284,408,000 as compared to total deposits of $298,842,000 at December 31, 2004, a decrease of $14,434,000. The decrease at quarter end is primarily attributable to seasonal cash flows.

As a result of the Company's third quarter financial performance, the Board of Directors declared a third quarter cash dividend of $.25 per common share, which was paid on October 28, 2005 to shareholders of record as of September 30, 2005. This is the same as the cash dividend of $.25 per common share that was paid for the first two quarters of 2005. Year-to-date dividends total $.75 per common share for this year. This compares to total year-to-date dividends of $.72 per common share one year ago. The Company's risk based capital ratios at September 30, 2005, which include the risk weighted assets and capital of the Bank, were 14.57% for tier 1 capital and 15.82% for total risk based capital. The Company's leverage ratio was 7.87% at September 30, 2005 which compares to 8.82% for the corresponding period in 2004.

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2005
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Interest Income
-------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its noninterest income from its community banking operations. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Non-interest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains on sales of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

    (amounts in thousands)
Nine Months ended September 30,          2005       2004
                                       --------   --------
Total Interest and Dividend Income
   (financial statements)              $ 15,375   $ 11,675
Tax Equivalent Adjustment                   957        831
                                       --------   --------
Total Interest and Dividend Income
   (on an FTE basis)                     16,332     12,506
Total Interest Expense                    5,295      3,932
                                       --------   --------
Net Interest and Dividend Income-FTE   $ 11,037   $  8,574
                                       ========   ========

Total interest and dividend income on an FTE basis for the nine months ended September 30, 2005, when compared to the same period in 2004, increased $3,826,000 or approximately 30.59%. The increase was primarily attributable to an increase in earning assets as well as an economic environment experiencing an increase in interest rates.

Interest expense on deposits for the first nine months of 2005 totaled $2,962,000, an increase of 57.89% compared to the same period in 2004. This increase is partly the result of the additional deposit accounts resulting from the merger with Canaan National Bancorp, Inc. in September of 2004 as well as an economic environment of generally higher interest rates. Although Federal Home Loan Bank advances decreased during the nine month period ended September 30, 2005, interest expense on these advances increased 13.47% to $2,333,000. This increase in interest expense is attributable to an economic environment of increasing interest rates coupled with generally higher rates on Federal Home Loan Bank advances that were acquired in connection with the previously mentioned merger. Total interest expense for the nine months ended September 30, 2005 was $5,295,000, an increase of $1,363,000 or 34.66% when compared to the same period in 2004.

Overall, net interest and dividend income (on an FTE basis) increased $2,463,000 or 28.73% to $11,037,000 for the period ended September 30, 2005 when compared to the same period in 2004.

Noninterest Income
------------------

Noninterest income totaled $3,890,000 for the nine months ended September 30, 2005. This is an increase of $552,000 or 16.54% compared to noninterest income of $3,338,000 for the nine months ended September 30, 2004. Continuing growth of the Trust Department has resulted in an increase in trust income of $112,000 or 11.12% to $1,119,000 for the first nine months of 2005, which compares to $1,007,000 for the same period in 2004. Gains on sales of available-for-sale securities increased 19.24% to $1,227,000 for the first nine months of 2005 compared to the corresponding period in 2004. Other income is a category of income primarily consisting of fees associated with transaction accounts, fees related to the origination and servicing of mortgage loans, and gains related to the sale of mortgage loans. Other income for the first nine months of 2005 totaled $898,000. This represents an increase of $271,000 or 43.22% when comparing total other income of $627,000 for the same period in 2004.

Noninterest Expense
-------------------

Noninterest expense increased 23.72% for the first nine months of 2005 as compared to the same period in 2004. The increases in the noninterest expenses listed in the table below are primarily attributable to the merger with Canaan National Bancorp, Inc. with the exception of the Trust Department expense, which reflects additional costs associated with the continuing growth of new accounts in the department. The decrease in other expense is a reflection of non-recurring expenses in 2004 relating to the conversion of the Company's core processing system. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2005      2004    Change   % Change
-------------------------------------------------------------------------------
Salaries and employee benefits            $ 5,359   $ 4,142  $ 1,217       29.4
Occupancy expense                             524       259      265      102.3
Equipment expense                             557       404      153       37.9
Trust department expense                      276       234       42       18.0
Data processing                               585       465      120       25.8
Insurance                                     111        87       24       27.6
Printing and stationery                       192       153       39       25.5
Professional fees                             221       187       34       18.2
Legal expense                                 109        69       40       58.0
Amortization of core deposit intangible       123        56       67      119.6
Other expense                               1,002     1,266     (264)     (20.9)
                                          -------   -------  -------   --------
   Total noninterest expense              $ 9,059   $ 7,322  $ 1,737      23.72
                                          =======   =======  =======

Income Taxes
------------

The income tax provision for the first nine months of 2005 totaled $873,000 in comparison to $615,000 for the same nine month period in 2004. The increase is primarily attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $3,768,000 for the nine months ended September 30, 2005 and represents earnings of $2.24 per share. This compares to net income of $2,964,000 for the same period in 2004, an increase of 27.13% and compares to earnings per share of $2.05 for the corresponding period in 2004. The improvement in net income is primarily the result of an increase in earning assets resulting from the merger with Canaan National Bancorp, Inc.

                      THREE MONTHS ENDED SEPTEMBER 30, 2005
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Interest Income
-------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

    (amounts in thousands)
Three months ended September 30,         2005       2004
                                       --------   --------
Total Interest and Dividend Income
   (financial statements)              $  5,272   $  4,105
Tax Equivalent Adjustment                   296        284
                                       --------   --------
   Total Interest and Dividend
      Income (on an FTE basis)            5,568      4,389
Total Interest Expense                    1,906      1,390
                                       --------   --------
Net Interest and Dividend Income-FTE   $  3,662   $  2,999
                                       ========   ========

Total interest and dividend income on an FTE basis for the three months ended September 30, 2005 increased $1,179,000 or approximately 26.86% compared to the same period in 2004. The increase was primarily attributable to an increase in earning assets as well as an economic environment with generally higher interest rates.

Interest expense on deposits increased $415,000 or 62.88% for the quarter to $1,075,000 compared to $660,000 for the same quarter in 2004. This increase is primarily the result of an economic environment of increasing interest rates. Federal Home Loan Bank advances have increased for the three month period ended September 30, 2005 when compared to the corresponding period in 2004. Interest expense on these advances increased $101,000 or 13.84% and totaled $831,000 for the three months ended September 30, 2005 compared to the corresponding period in 2004. Total interest expense for the three months ending September 30, 2005 was $1,906,000 compared to total interest expense for the same period in 2004 of $1,390,000, an increase of $516,000 or 37.12%. This increase is a reflection of an economic environment of rising interest rates and the result of generally higher interest rates on Federal Home Loan Bank advances that were acquired in connection with the merger of Canaan National Bancorp, Inc. with the Company.

Overall, net interest and dividend income (on an FTE basis) increased $663,000 or 22.11% to $3,662,000 for the three month period ended September 30, 2005 when compared to the corresponding period in 2004.

Noninterest Income
------------------

Noninterest income totaled $1,275,000 for the three months ended September 30, 2005 as compared to $1,124,000 for the three months ended September 30, 2004, an increase of $151,000 or 13.43%. Continuing growth of the Trust Department has resulted in an increase in income of $42,000 or 14.0% to $342,000 for the third quarter of 2005 compared to the same period in 2004. Gains on sales of available-for-sale securities totaled $390,000 for the third quarter of 2005 as compared to $387,000 for the corresponding period in 2004. This increase is primarily attributable to management's efforts to maximize the spreads in the portfolio. During the quarter there were opportunities in the market that resulted in taking gains on sales while increasing the yields in the portfolio at the same time.

Noninterest Expense
-------------------

Noninterest expense totaled $3,068,000 for the three month period ended September 30, 2005 as compared to $2,985,000 for the same period in 2004, an increase of $83,000 or 2.8%. The increases listed in the table below are all primarily attributable to the merger with Canaan National Bancorp, Inc. The decrease in other expense is attributable to non-recurring merger expenses and conversion related expenses in 2004. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2005      2004    Change   % Change
-------------------------------------------------------------------------------
Salaries and employee benefits            $ 1,849   $ 1,620   $  229      14.1
Occupancy expense                             175        96       79      82.3
Equipment expense                             183       123       60      48.8
Trust department expense                       59        55        4       7.3
Data processing                               192       165       27      16.4
Insurance                                      36        29        7      24.1
Printing and stationery                        43        40        3       8.0
Professional fees                              87        72       15      20.8
Legal expense                                  41         7       34     485.7
Amortization of core deposit intangible        41        22       19      86.4
Other expense                                 362       756     (394)    (52.1)
                                          -------   -------   ------    ------
   Total noninterest expense              $ 3,068   $ 2,985   $   83       2.8
                                          =======   =======   ======

Income Taxes
------------

The income tax provision for the three month period ended September 30, 2005 totaled $352,000 in comparison to a tax benefit of $2,000 for the same three month period in 2004. This is the result of an increase in taxable income. In addition, the Company formed a passive investment company. The structure of the company creates tax advantages that result in a reduction of tax liability for the Company.

Net Income
----------

Overall, net income totaled $1,131,000 for the three months ended September 30, 2005 and represents earnings of $.67 per share. This compares to net income of $796,000 for the same period in 2004, an increase of $335,000 or 42.1% and compares to earnings per share of $.54 for the corresponding period in 2004. The improvement in net income is primarily the result of an increase in earning assets, and is partially offset by the current economic condition of compressing interest spreads.

FINANCIAL CONDITION
-------------------

Total assets at September 30, 2005 were $402,269,000, compared to $423,101,000 at December 31, 2004, a decrease of 4.92%. The decrease is primarily the result of maturities, sales and calls of available-for-sale securities in the portfolio during the period ended September 30, 2005.

Securities
----------

During the nine months ended September 30, 2005, the securities portfolio, including Federal Home Loan Bank stock, decreased $27,008,000 or 14.66% to $157,278,000 from $184,286,000 at December 31, 2004. The decrease is primarily a reflection of portfolio securities being sold and called during the period with the proceeds being used to fund loan growth and reduce total advances outstanding at the Federal Home Loan Bank of Boston.

The  securities   portfolio  is  diversified  among  U.S.  Government  sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At September 30, 2005, the unrealized loss net of tax was $1,384,000. This compares to an unrealized loss net of tax of $723,000 at December 31, 2004. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

New business development during the first nine months of 2005 coupled with a small increase in loan demand resulted in an increase in total loans outstanding to $209,643,000 at September 30, 2005. This compares to total loans outstanding of $204,490,000 at December 31, 2004. This is an increase of $5,153,000 or 2.52%. Competition for loans remains aggressive in the Bank's market area, especially in the residential mortgage loan market.

The following table represents the composition of the loan portfolio comparing September 30, 2005 to December 31, 2004:

                                         September 30, 2005   December 31, 2004
                                         ------------------   -----------------
                                                 (amounts in thousands)
Commercial, financial and agricultural   $           15,418   $          15,127
Real Estate-construction and land
   development                                       16,584              14,290
Real Estate-residential                             130,646             130,414
Real Estate-commercial                               38,613              35,487
Consumer                                              8,352               9,122
Other                                                    40                  69
                                         ------------------   -----------------
                                                    209,653             204,509
Unearned income                                         (10)                (19)
Allowance for loan losses                            (2,743)             (2,512)
                                         ------------------   -----------------
Net Loans                                $          206,900   $         201,978
                                         ==================   =================

Provisions and Allowance for Loan Losses
----------------------------------------

Net loans at September 30, 2005 increased 2.44% to $206,900,000 when compared to net loans of $201,978,000 at December 31, 2004. At September 30, 2005
approximately 89% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 88% of the portfolio was related to real estate at December 31, 2004. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The loan loss provision for the nine-month period ended September 30, 2005 was $270,000 compared to $180,000 in the comparable period of 2004.

The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended September 30, 2005. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which are submitted to the Bank's Board of Directors for approval. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor. There have been no reallocations within the allowance during the nine months ended September 30, 2005.

At September 30, 2005, the allowance for loan losses totaled $2,743,000, representing 235.25% of nonperforming loans, which totaled $1,166,000, and 1.31% of total loans of $209,653,000. This compares to an allowance for loan losses of $2,512,000, representing 110.81% of nonperforming loans, which totaled $2,267,000, and 1.23% of total loans of $204,509,000 at December 31, 2004. This decrease results from the payoff of loans previously categorized as nonperforming loans at December 31, 2004. A total of $69,000 of loans were charged off by the Bank during the nine months ended September 30, 2005. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the nine month period ended September 30, 2004 which totaled $38,000. A total of $31,000 of previously charged-off loans was recovered during the nine month period ended September 30, 2005. Recoveries for the same period in 2004 totaled $17,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at September 30, 2005 and December 31, 2004:

                              September 30, 2005   December 31, 2004
                              ------------------   -----------------
                                      (amounts in thousands)

Demand                        $           65,475   $          65,017
NOW                                       25,505              29,569
Money Market                              55,659              49,206
Savings                                   55,804              63,588
Time                                      81,965              91,462
                              ------------------   -----------------
Total Deposits                $          284,408   $         298,842
                              ==================   =================

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At September 30, 2005, the Company had $72,452,000 in outstanding advances from the Federal Home Loan Bank compared to $79,213,000 at December 31, 2004. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2005, the Company was slightly asset sensitive (positive gap). This would suggest that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at September 30, 2005 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At September 30, 2005 the Company had approximately $53,483,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At September 30, 2005, the Company had $42,581,000 in stockholders' equity, an increase of 4.62% when compared to December 31, 2004 stockholders' equity totaling $40,700,000. Earnings for the nine-month period ended September 30, 2005 totaled $3,768,000. Market conditions resulted in an increase in accumulated other comprehensive loss to $1,384,000 from $723,000 at December 31, 2004.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and management deems the securities to be not other than temporarily impaired. The Company has declared three quarterly dividends resulting in a decrease in capital of $1,262,000. The Company issued 940 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $36,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At September 30, 2005, the Company had a risk-based capital ratio of 15.82% compared to 12.13% at December 31, 2004. At September 30, 2005, the Company's Tier 1 Leverage Capital was 14.57% as compared to 11.12% at December 31, 2004. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

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

Forward-Looking Statements
--------------------------

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

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of September 30, 2005, the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated, recorded, processed, summarized, reported and communicated to management, including the Company's Chief Executive Office and Chief Financial Officer, as appropriate, and allows timely decisions regarding required disclosures within the time periods specified in the SEC rules and forms. During the nine month period ended September 30, 2005 there were no material changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                Salisbury Bancorp, Inc.

Date: November 14, 2005                         by: /s/ John F. Perotti
      -----------------                             -----------------------
                                                    John F. Perotti
                                                    Chief Executive Officer

Date: November 14, 2005                         by: /s/ John F. Foley
      -----------------                             -----------------------
                                                    John F. Foley
                                                    Chief Financial Officer