Form 10-K
period 2005-12-31
SALISBURY BANCORP INC
filed 2006-03-30
CIK 1060219

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

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------
                         Commission file number 0-24751

                             SALISBURY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

              Connecticut                                    06-1514263
---------------------------------------            -----------------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

   5 Bissell Street, Lakeville, CT                              06039
---------------------------------------            -----------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code: 860-435-9801
                                                    ------------

Securities  registered  pursuant to Section 12 (b) of the Act:

                      Common stock par value $.10 per share
                      -------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:  None
                                                              ----

Name of exchange on which registered: American Stock Exchange
                                      -----------------------

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: June 30, 2005: $56,680,863.

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,683,341 shares outstanding as of March 3, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006.


                                         TABLE OF CONTENTS
                                         -----------------
Part I
    Item 1 - Business                                                                      1

         (a)   General Development of the Business                                         1
         (b)   Financial Information about Industry Segments                               1
         (c)   Narrative Description of Business                                           2
         (d)   Financial Information about Foreign and Domestic Operations and Export
               Sales                                                                       6

         Item 1A - Risk Factors                                                            10

         Item 1B - Unresolved Staff Comments                                               13

    Item 2 - Description of Properties                                                     13

    Item 3 - Legal Proceedings                                                             13

    Item 4 - Submission of Matters to a Vote of Security Holders                           13

Part II
    Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and
             Issuer Purchases of Equity Securities                                         14

         (a)   Market Information                                                          14
         (b)   Holders                                                                     14
         (c)   Dividends                                                                   14
         (d)   Securities Authorized for Issuance Under Equity Compensation Plans          14

    Item 6 - Selected Financial Data                                                       15

    Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                    16

    Item 7A - Quantitative and Qualitative Disclosures about Market Risk                   29

    Item 8 - Financial Statements and Supplementary Data                                   30

    Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                    31

         Item 9A - Controls and Procedures                                                 31

         Item 9B - Other Information                                                       31

Part III
    Item 10 - Directors and Executive Officers of the Registrant                           31

    Item 11 - Executive Compensation                                                       31

    Item 12 - Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                              31

    Item 13 - Certain Relationships and Related Transactions                               31



    Item 14 - Principal Accountant Fees and Services                                       32

Part IV
    Item 15 - Exhibits and Financial Statement Schedules                                   32

    Signatures                                                                             33


PART I

ITEM 1.  BUSINESS

(a)  General Development of the Business

Salisbury Bancorp, Inc. (AMEX:SAL) (the "Company") is a Connecticut corporation that was formed in 1998. Its primary activity is to act as the holding company for its sole subsidiary, the Salisbury Bank and Trust Company (the "Bank"), which accounts for most of the Company's net income. The Bank assumed its present name in 1925 following the acquisition by the Robbins Burrall Trust Company of the Salisbury Savings Society. The Robbins Burrall Trust Company was incorporated in 1909 as the successor to a private banking firm established in 1874. The Salisbury Savings Society was incorporated in 1848. The Bank is chartered as a state bank and trust company by the State of Connecticut and its deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act. The Bank's main office is at 5 Bissell Street, Lakeville, Connecticut 06039. Its telephone number is (860) 435-9801, and its website address is: www.salisbury-bank.com. The Company makes available free of charge on the Bank's website a link to its Annual Reports on Form 10-K, Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K, promptly after filing such reports with the SEC.

On September 10, 2004 the Company completed the acquisition of Canaan National Bancorp, Inc. and the merger with and into the Company. Following the merger, the Bank operated five (5) full service offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut and South Egremont, Massachusetts. In addition, a branch in Sheffield, Massachusetts opened in March 2005. Most of the Bank's business is derived from customers located in Litchfield County, Connecticut, Dutchess County and Columbia County, New York and Berkshire County, Massachusetts.

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

     Investments

The Company's investment portfolio is also an important component of the Balance Sheet. It provides a source of earnings in the form of interest and dividends. It also plays a role in the interest rate risk management of the Company, and it provides a source of liquidity.

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities and securities of political subdivisions of the states. At December 31, 2005, the portfolio totaled $151,168,000 which represents approximately 37.52% of total assets, and it produced interest and dividend income of $7,427,000 for the year 2005 as compared with $6,905,000 for 2004 and $6,385,000 for 2003, respectively.

     Deposits and Borrowings

The Bank's primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build account relationships with its customers. Average daily deposits totaled $293,453,000 during 2005.

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB"). Borrowings from FHLBB totaled $71,016,000 at December 31, 2005 as compared with $79,213,000 at December 31, 2004.

For additional information relating to the asset, deposit and borrowing components of the Company, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements, and Notes thereto.

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

The Bank is a full-service commercial bank and its activities encompass a broad range of services, which include a complete menu of deposit services, multiple mortgage products and various other types of loans for both business and personal needs. Full trust services are also available. The Bank owns and operates two subsidiaries, SBT Realty, Inc., which is incorporated under the laws of the State of New York, and SBT Mortgage Service Corporation, which is incorporated under the laws of the State of Connecticut. SBT Realty, Inc. holds and manages bank owned real estate situated in New York state. SBT Mortgage Service Corporation, a Passive Investment Company ("PIC") was formed to take advantage of favorable Connecticut corporate tax benefits which results when a Bank transfers a portion of its mortgage portfolio to a PIC. In general, the PIC will earn mortgage interest income and may dividend funds to the Bank. In turn, those funds will be exempt from the Connecticut corporate business tax.

     Competition

The Company and the Bank encounter competition in all phases of their business. There are numerous financial institutions that have offices in the areas in which the Company and Bank compete in Northwestern Connecticut, Western Massachusetts and proximate areas of New York state.

The offices of the Bank are located in the northwest corner of Litchfield County, Connecticut and South Berkshire County, Massachusetts. The Bank maintains six (6) banking offices within these two counties and also attracts customers from nearby Columbia County and Dutchess County, New York. The Bank's market area within the four counties is served by 45 commercial banks and savings banks.

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

Connecticut has enacted legislation that liberalizes banking powers for thrift institutions thereby improving their competitive position with other banks. In addition, the Connecticut Interstate Banking and Branching Act permits acquisitions and mergers of Connecticut banks and bank holding companies with banks and bank holding companies in other states. Accordingly, it is possible for large super-regional organizations to enter many new markets, including the market served by the Bank. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is possible that such legislative authority will increase the number or the size of financial institutions competing with the Bank for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

Legislation, Regulation and Supervision

General

Virtually every aspect of the business of banking is subject to regulation, including such matters as the amount of reserves that must be established against various deposits, the establishment of branches, mergers, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

Federal legislation permits adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wide geographic market. It is possible for large super-regional organizations to enter many new markets, including the market served by the Bank, although it is impossible to assess what impact this will have on the Company or the Bank.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLBA"), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." The Company qualified and registered as a financial holding company on May 3, 2000. Financial holding companies are subject to oversight by the Federal Reserve Board, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies have greater ability to purchase or establish nonbank subsidiaries, that are financial in nature or that engage in activities incidental or complementary to a financial activity. Additionally, pursuant to the GLBA, securities and insurance firms are permitted to purchase full-service banks. While the GLBA facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

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

The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. In 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"). On March 10, 2006, the President signed legislation making permanent certain provisions of the Patriot Act.

Part of the Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

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

The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required to, among other things, open branch offices and consummate merger transactions and other business combinations. The Connecticut Banking Commissioner conducts periodic examinations of the Bank. The Connecticut banking statutes also restrict the ability of a bank to declare cash dividends to its stockholders.

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

FDIC Regulation

The FDIC currently insures the Bank's deposit accounts in an amount up to $100,000 for each insured depositor. In addition, effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts will be increased so that such retirement accounts will be separately insured up to $250,000. FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. A bank's failure to meet the minimum capital and risk-based capital guidelines discussed below would be considered to be unsafe and unsound banking practices. The Bank, as a Connecticut-chartered FDIC-insured bank, is regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of the Bank, and the

Bank is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC.

FDIC-insured banks, such as the Bank, pay premiums to the FDIC for the insurance of deposits.

Under FDIC regulations, FDIC-insured, state-chartered banks which are not members of the Federal Reserve System, must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of its last CRA examination, the Bank received a rating of "Outstanding". Failure to receive at least a "Satisfactory" rating may inhibit an institution from engaging in certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. Similarly, failure of a bank to maintain a CRA rating of "Satisfactory" or better would preclude it or its holding company from engaging in any new financial activities pursuant to the Gramm-Leach-Bliley Act.

Employees

The Company's current workforce at March 3, 2006 consists of 125 employees of whom 111 were full time and 14 were part time. The employees are not represented by a collective bargaining unit.

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

                                                                  Page(s) of
Item of Guide 3                                                   This Report
---------------                                                   -----------

I.   Distribution of Assets, Liabilities and Stockholders'
     Equity; Interest Rates and Interest Differential                  18

II.  Investment Portfolio                                               7

III. Loan Portfolio                                                     8

IV.  Summary of Loan Loss Experience                                    9

V.   Deposits                                                          25

VI.  Return on Equity and Assets                                        8

VII. Short-Term Borrowings                                             10

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

(dollars in thousands)                                2005       2004       2003
                                                   ------------------------------
Available-for-sale securities:
 (at fair value)
Equity securities                                  $    148   $    146   $    136
U.S. government agencies preferred stock             12,446     12,209      7,610
U.S. Treasury securities and other
   U.S. government corporations and agencies         50,516     53,416     51,979
Obligations of states and political subdivisions     41,332     58,452     45,988
Mortgage-backed securities                           41,166     54,432     37,307
                                                   ------------------------------
                                                   $145,608   $178,655   $143,020
                                                   ==============================

Held-to-maturity securities
 (at amortized cost)
Mortgage-backed securities                         $    147   $    218   $    229
                                                   ==============================

Federal Home Loan Bank stock                       $  5,413   $  5,413   $  3,771
                                                   ==============================

For the following table, yields are not calculated and presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2005:

(dollars in thousands)
                              Under                  1-5                   5-10                  Over 10
                              1 Year      Yield     Years      Yield       Years        Yield     Years       Yield       Total
                             ---------------------------------------------------------------------------------------------------
Held-to-maturity
----------------
securities
----------
(at amortized cost)
Mortgage-backed
 securities                  $      0              $      0               $      0               $    147       4.38%   $    147
                             ========              ========               ========               ========               ========

Available-for-sale
------------------
securities
----------
(at fair value)
U.S. Treasury securities
 and other U.S. government
 corporations and agencies   $      0              $      0               $ 17,384       4.91%   $ 33,132       5.96%   $ 50,516

Obligations of states and
 political subdivisions             0                     0                    171       3.50%     41,161       4.41%     41,332

Mortgage-backed
 securities                         0                   774       6.65%        434       7.58%     39,958       5.33%     41,166
                             --------              --------               --------               --------               --------
                             $      0              $    774               $ 17,989               $114,251               $133,014
                             ========              ========               ========               ========               ========

Loan Portfolio Analysis by Category
(dollars in thousands)


                                                        December 31
                                  2005         2004         2003         2002         2001
                               -------------------------------------------------------------
Commercial, financial and
   agricultural                $  15,354    $  15,127    $   9,149    $  10,127    $  10,797
Real Estate-construction and
   land development               18,814       14,290       15,307        6,027        3,935
Real Estate - residential        135,619      130,414       90,807       93,636      102,201
Real Estate-commercial            40,889       35,487       19,199       18,002       17,423
Consumer                           7,900        9,122        6,692        9,007       10,030
Other                                 47           69           73          291          125
                               -------------------------------------------------------------
                                 218,623      204,509      141,227      137,090      144,511
Allowance for loan losses         (2,626)      (2,512)      (1,664)      (1,458)      (1,445)
Unearned income                       (8)         (19)          (0)          (0)          (0)
                               -------------------------------------------------------------
     Net loans                 $ 215,989    $ 201,978    $ 139,563    $ 135,632    $ 143,066
                               =============================================================

There are no industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 2005. Also provided are the amounts due after one
(1) year classified according to the sensitivity to changes in interest rates.

                                                              Due after
                                               Due in one     one year to    Due after
(dollars in thousands)                         year or less   five years     five years
                                               ------------------------------------------
Commercial, financial,
 agricultural and real estate commercial       $      1,341   $     10,297   $     44,605
Real estate-construction and land development        18,814              0              0
                                               ------------------------------------------
                                               $     20,155   $     10,297   $     44,605
                                               ==========================================

Maturities after one year with:
  Fixed interest rates                                        $      6,850   $      7,475
  Variable interest rates                                            3,447         37,130
                                               ------------------------------------------
                                                              $     10,297   $     44,605
                                               ==========================================

Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                                At or for the
                                                                -------------
                                                           Year ended December 31,
                                                           -----------------------
                                                          2005       2004       2003
                                                          ----       ----       ----
Return on average total assets
 (net income divided by average total assets)              1.12%      1.14%      1.24%

Return on average stockholders' equity
 (net income divided by average stockholders' equity)     10.81%     12.34%     13.41%

Dividend payout ratio
 (total declared dividends per share
   divided by net income per share)                       36.90%     35.96%     34.07%

Equity to assets ratio
 (average stockholders' equity as a percentage of
   average total assets)                                  10.38%      9.20%      9.26%

Nonaccrual, Past Due and Restructured Loans

At December 31, 2005, there were seven (7) nonaccrual loans in the Bank's portfolio six of which were secured by real estate. In the month following the month in which a mortgage loan becomes 90 days past due, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate or large commercial loans on which substantial collateral exists. Other types of loans are generally charged off when they become 120 days or more delinquent. However, exceptions may be made as warranted.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                        December 31
                                        2005      2004      2003      2002      2001
                                      ----------------------------------------------
Nonaccrual                            $  694    $1,739    $   75    $  855    $  372
90 days or more past due                  79       528       535       124       215
    Restructured loans                     0         0         0       271         0
                                      ----------------------------------------------
Total nonperforming loans             $  773    $2,267    $  610    $1,250    $  587
                                      ==============================================

Total nonperforming loans as per-
   centage of the loan portfolio        0.35%     1.11%     0.43%     0.92%     0.41%
Allowance for loan losses as a per-
   centage of nonperforming loans     339.72%   110.81%   272.79%   116.64%   246.17%

          Information with respect to nonaccrual and restructured loans at December 31, 2005, 2004 and 2003 is as follows:

(dollars in thousands)                                                Year Ended December 31

                                                                      2005     2004     2003
                                                                     ------------------------
Interest income that would have been recorded under original terms   $  157   $  100   $    4
Less gross interest recorded                                            133       72        0
                                                                     ------------------------
Foregone interest                                                    $   24   $   28   $    4
                                                                     ========================

Summary of Loan Loss Experience
(dollars in thousands)                                 Year Ended December 31
                                          2005       2004       2003       2002        2001
                                        ----------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year      $ 2,512    $ 1,664    $ 1,458    $ 1,445     $ 1,292
Charge-offs:
   Commercial, financial and
      agricultural                            7          0         71         60           0
   Real estate mortgage                       0          0          0         46          13
   Consumer                                 128         70         84        146          88
                                        ----------------------------------------------------
       Total charge-offs                    135         70        155        252         101
                                        ----------------------------------------------------

Recoveries:
   Commercial, financial and
       agricultural                           0          0         25          2           0
   Real estate mortgage                       0          0          0          1          87
   Consumer                                  39         28         24         26          17
                                        ----------------------------------------------------

       Total recoveries                      39         28         49         29         104
                                        ----------------------------------------------------
Net charge-offs (recoveries)                 96         42        106        223          (3)
Provisions charged to operations            210        250        312        300         150
Balance acquired from CNB                     0        640          0          0           0
Transfer of allowance for loan
  losses to other liabilities                 0          0          0        (64)          0
                                        ----------------------------------------------------
Balance at end of year                  $ 2,626    $ 2,512    $ 1,664    $ 1,458     $ 1,445
                                        ====================================================
Ratio of net charge-offs (recoveries)
  to average loans outstanding              .05%       .03%       .07%       .02%      (.002%)
Ratio of allowance for loan losses
  to year end loans                        1.20%      1.23%      1.18%      1.07%       1.01%

Allocation of the Allowance for Loan Losses
(dollars in thousands)
                                                                       December 31
                                  2005                2004                2003                2002                2001
                            Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                            -----------------   -----------------   -----------------   -----------------   -----------------
Commercial, financial and
 agricultural               $  495      7.02%   $  613      7.40%   $  441      6.47%   $  316      7.39%   $  120      7.47%
Real estate construction
 and land development           95      8.61%       83      6.99%      112     10.82%       50      4.40%       24      2.72%
Real estate mortgage         1,761     80.74%    1,614     81.12%      749     77.94%      840     81.43%    1,200     82.78%
Consumer                       247      3.61%      198      4.46%      357      4.72%      244      6.57%      100      6.94%
Other loans                     28       .02%        4       .03%        5       .05%        8       .21%        1       .09%
                            ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                            $2,626    100.00%   $2,512    100.00%   $1,664    100.00%   $1,458    100.00%   $1,445    100.00%
                            ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

Provisions to the allowance for loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgement of the amount necessary to cover losses inherent in the portfolio. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.

Short-Term Borrowings
(dollars in thousands)                                  December 31
                                               2005        2004        2003
                                             --------------------------------
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                  4.90%       4.29%       4.06%
    For the year                                 4.69%       3.90%       4.21%
Average amount outstanding during the year   $ 67,793    $ 74,954    $ 65,282
Maximum amount outstanding at any month      $ 75,536    $100,680    $ 74,705
Amount outstanding at year end               $ 71,016    $ 79,213    $ 60,897

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, the Company's business, financial condition or operating results could be adversely affected. The Company's business and financial condition is directly affected by the Bank's business and financial condition and, thus, is subject to certain risks of the Bank.

     Changes  in  economic   conditions  could  materially  hurt  the  Company's
business.

The business of the Company and the Bank is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company's control. The Bank is particularly affected by economic conditions in Litchfield County, Connecticut, Berkshire County, Massachusetts, and Colombia and Dutchess Counties in New York. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows:

     o    problem assets and foreclosures may increase;
     o    demand for the Bank's products and services may decline;
     o    low cost or non-interest bearing deposits may decrease; and,
     o collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with the Bank's existing loans.

In view of the geographic concentration of the Bank's operations and the collateral securing the Bank's loan portfolio, the Company may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company's prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the banking industry within the communities the Bank serves. The Company's and the Bank's success depends to a significant degree upon the ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of management and personnel. The loss of the services of the senior executive management team members or other key executives could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     The Bank's business is subject to interest rate risk.

A substantial portion of the Company's income is derived from the differential or "spread" between the Bank's interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Because of the differences in the maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the interest rate spread and, in turn, the Company's profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Falling interest rate environments may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress the Company's loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require the Company to increase rates it pays on deposit accounts. Changes in levels of market interest rates could materially and adversely affect net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

     Certain types of loans have a higher degree of risk.

A downturn in the Company's real estate markets could hurt the Company's business because most of the Bank's loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing the Bank's loans could be reduced. The Bank's ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. If there is a significant decline in real estate values, especially in the Company's market area, the collateral for the Bank's loans will provide less security. Any such downturn could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     The ability to attract deposits may effect Bank's growth.

The Company's ability to increase its assets depends in large part on the Bank's ability to attract additional deposits at favorable rates. The Bank anticipates seeking additional deposits by offering deposit products that are competitive with those offered by other financial institutions in the Company's markets and by establishing personal relationships with the Bank's customers. The Bank's ability to attract additional deposits at competitive rates could have a material effect on the Company's business, financial condition, results of operations and cash flows.

     In the business of banking, the allowance for loan and lease losses is an estimate and may not be adequate to cover all future actual losses.

A source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company's ability to predict, influence or control.

Like all banking institutions, the Bank maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance for loan and lease losses reflects the Bank's estimate of the probable losses in the Bank's loan and lease portfolio at the relevant balance sheet date. The Bank's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan and lease portfolio and economic factors. The determination of an appropriate level of loan and lease loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank's control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review the Bank's loans and leases and allowance for loan and lease losses.

     Banks rely on communications, information, operating and financial control systems technology from third-party service providers, and banks may suffer an interruption in those systems that may result in lost business and banks may not be able to obtain substitute providers on terms that are as favorable if a bank's relationships with bank's existing service providers are interrupted.

The Bank relies on certain third-party service providers for much of the Bank's communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in the Bank's customer relationship management, general ledger, deposit, servicing and/or loan origination systems. The Bank cannot be certain that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. The occurrence of any failures or interruptions could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows. If any of the Bank's third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in the Bank's relationships with them, the Bank may be required to locate alternative sources of such services, and the Company cannot be certain that the Bank could negotiate terms that are as favorable to the Company, or could obtain services with similar functionality as found in the Bank's existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     The Bank faces strong competition from financial service companies and other companies that offer banking services.

Increased  competition  in  the  Bank's  markets may result in reduced loans and deposits. Ultimately, the Bank may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that the Bank offers in its service areas. These competitors include national banks, regional banks and other community banks. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits, which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. The Bank also faces competition from out-of-state financial intermediaries that solicit deposits in the Bank's market areas. If the Bank is unable to attract and retain banking customers, it may be unable to continue the Bank's loan and deposit growth and the Company's business, financial condition, results of operations and cash flows may be adversely affected.

     The Company and the Bank are subject to extensive government regulation.

The operations of the Company and the Bank are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the operations of the Company and the Bank.
Because the Company's and the Bank's business is highly regulated, the applicable laws, rules and regulations are subject to regular modification and change. The Company cannot be certain that laws, rules and regulations will not be adopted in the future, which could make compliance much more difficult or expensive, or otherwise adversely affect the Company's and the Bank's business, financial condition, results of operations or cash flows.

     The Company may be exposed to risk of environmental liabilities with respect to properties to which the Bank takes title.

In the course of the Bank's business, the Bank may foreclose and take title to real estate, and could subject the Company to environmental liabilities with respect to these properties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2005 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                                   2005 Quarters                       2004 Quarters
                         ----------------------------------  ----------------------------------
                           4th      3rd     2nd      1st       4th      3rd     2nd      1st
                         ----------------------------------  ----------------------------------

Range of Stock prices:
     High                $40.20   $40.70   $40.80   $43.50   $45.55   $43.05   $38.80   $41.55
     Low                 $37.90   $35.60   $36.50   $39.00   $43.00   $36.00   $36.25   $38.50

(b)  Holders

There were approximately 743 holders of record of the common stock of the Company as of March 3, 2006. This number includes brokerage firms and other financial institutions which hold stock in their name, but which is actually owned by third parties.

(c)  Dividends

Dividends are currently declared four times a year, and the Company expects to follow such practices in the future. During the year 2005, the Company declared a cash dividend each quarter of $.25 per share. Dividends for the year 2005 totaled $1.00 per share which compared to total dividends of $.96 that were declared in the year 2004. At their March 6, 2006 meeting, the Directors of the Company declared a cash dividend of $.26 per share for the first quarter of 2006. The dividend will be paid on April 28, 2006 to stockholders of record as of March 31, 2006. Payments of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or (2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. The following table presents cash dividends declared per share for the last two years:

                           2005 Quarters                2004 Quarters
                 -----------------------------   -----------------------------
                  4th     3rd     2nd     1st     4th     3rd     2nd     1st
                 -----------------------------   -----------------------------
Cash dividends
    declared     $0.25   $0.25   $0.25   $0.25   $0.24   $0.24   $0.24   $0.24

The dividends paid to stockholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 13 of the Consolidated Financial Statements for a description of restrictions on the ability of the Bank to pay dividends to the Company.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan information is provided in Item 11 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                          At or For the Years Ended December 31

                                                   2005        2004        2003        2002        2001
                                                 --------    --------    --------    --------    --------
                                                        (dollars in thousands except per share data)
Statement of Condition Data:

Loans, Net                                       $215,989    $201,978    $139,563    $135,632    $143,066
Allowance For Loan Losses                           2,626       2,512       1,664       1,458       1,445
Investments                                       151,168     184,286     147,021     138,435     105,593
Total Assets                                      402,922     423,101     311,100     293,107     283,602
Deposits                                          287,271     298,842     218,457     211,037     201,351
Borrowings                                         71,016      79,213      60,897      51,891      53,004
Stockholders' Equity                               41,442      40,700      28,850      27,345      23,363
Nonperforming Assets                                  773       2,267         685       1,400         587

Statement of Income Data:

Interest and Fees on Loans                       $ 13,320    $  9,592    $  9,226    $  9,677    $ 11,344
Interest and Dividends on Securities
                  and Other Interest Income         7,496       6,959       6,423       6,481       5,746
Interest Expense                                    7,352       5,659       5,613       6,898       8,301
                                                 --------    --------    --------    --------    --------
Net Interest and Dividend Income                   13,464      10,892      10,036       9,260       8,789
Provision for Loan Losses                             210         250         312         300         150
Trust Department Income                             1,571       1,411       1,252       1,100       1,070
Other Noninterest Income                            2,084       1,854       1,674       1,388       1,187
Net Gain on Sales and writedown
                  of Securities                     1,210       1,490       1,058         634         130
Noninterst Expenses                                12,444      10,603       8,600       7,775       6,755
                                                 --------    --------    --------    --------    --------

Pre Tax Income                                      5,675       4,794       5,108       4,307       4,271
Income Taxes                                        1,114         775       1,268       1,108       1,370
                                                 --------    --------    --------    --------    --------

Net Income                                       $  4,561    $  4,019    $  3,840    $  3,199    $  2,901
                                                 ========    ========    ========    ========    ========

Per Share Data:

Earnings per common share                        $   2.71    $   2.67    $   2.70    $   2.25    $   2.03
Earnings per common share, assuming dilution     $   2.71    $   2.67    $   2.70    $   2.25    $   2.03
Cash Dividends Declared per share                $   1.00    $   0.96    $   0.92    $   0.88    $   0.84
Book Value (at year end)                         $  24.62    $  24.19    $  20.26    $  19.21    $  16.43

Selected Statistical Data:

Return on Average Assets                             1.12%       1.14%       1.24%       1.13%       1.14%
Return on Average Stockholders' Equity              10.81%      12.34%      13.41%      12.63%      12.25%
Dividend Payout Ratio                               36.90%      35.96%      34.07%      39.11%      41.38%
Average Stockholders' Equity to Average Assets      10.38%       9.20%       9.26%       8.92%       9.27%
Net Interest Spread                                  3.35%       3.22%       3.37%       3.21%       2.91%
Net Interest Margin                                  3.89%       3.63%       3.80%       3.80%       3.71%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS             Salisbury Bancorp, Inc.
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              and Subsidiary

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices including a Trust and Investment Services Division located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut and South Egremont and Sheffield, Massachusetts. The Company and the Bank were formed in 1998 and 1848, respectively. In order to provide a foundation for building stockholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read inconjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
---------------------
Comparison of the Years Ended December 31, 2005 and 2004
--------------------------------------------------------

Overview
--------

The reported earnings for the Company totaled $4,561,000 in 2005, an increase of $542,000 or 13.49% over year 2004 earnings of $4,019,000. Earnings per average share outstanding totaled $2.71 in 2005. This compares to earnings per average share outstanding of $2.67 in 2004 and $2.70 in 2003. The increase in earnings per share is primarily the result of the increased base of earnings assets following the merger with Canaan National Bancorp, Inc. on September 10, 2004.

The Company's assets at December 31, 2005 totaled $402,922,000 compared to total assets of $423,101,000 at December 31, 2004. The decrease is primarily attributable to a reduction in the securities portfolio. During the year 2005, net loans outstanding increased $14,011,000 or 6.94% and total $215,989,000. This compares to net loans outstanding of $201,978,000 at December 31, 2004. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Nonperforming loans totaled $773,000 at December 31, 2005 as compared to nonperforming loans totaling $2,267,000 at December 31, 2004. This represents a decrease of $1,494,000 or 65.90%. Deposits at December 31, 2005 totaled $287,271,000 as compared to total deposits of $298,842,000 at December 31, 2004, representing a decrease of $11,571,000.

The Company is "well capitalized". The Company's risk-based capital ratios at December 31, 2005, which includes the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 14.58% for Tier 1 capital and 15.76% for total capital. The Company's leverage ratio was 8.27% at December 31, 2005. This compares to a Tier 1 capital ratio at December 31, 2004 of 11.12%, a total capital ratio of 12.13% and a Company leverage ratio of 7.22%. As a result of the Company's financial performance, the Board of Directors increased total dividends declared on the Company's common stock to $1.00 per share in 2005. This compares to a $.96 per share dividend declared in 2004 and a $.92 per share dividend that was declared in 2003.

Critical Accounting Estimates

In preparing the Company's financial statements, management selects and applies numerous accounting policies. In applying these policies, management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on a determination of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of future loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. (See "Provisions and Allowance for Loan Losses".)

Net Interest and Dividend Income

The Company earns income from two basic sources. The primary source is through the management of its financial assets and liabilities and involves functioning as a financial intermediary. The Company accepts funds from depositors and borrows funds and either lends the funds to borrowers or invests those funds in various types of securities. The second source is fee income, which is discussed in the noninterest income section of this analysis.

Net interest income is the difference between the interest and fees earned on loans, interest and dividends earned on securities (the Company's earning assets) and the interest expense paid on deposits and borrowed funds, primarily in the form of advances from the Federal Home Loan Bank. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and borrowed funds and (2) the interest rate earned on those interest-earning assets compared with the interest rate paid on those interest-bearing deposits and borrowed funds. For this discussion, net interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(dollars in thousands)                            December 31,
                                          2005        2004        2003
                                       --------------------------------

Interest and Dividend Income
(financial statements)                 $ 20,816    $ 16,551    $ 15,650

Tax Equivalent Adjustment                 1,200       1,182       1,075
                                       --------    --------    --------
       Total Interest and Dividend
       Income (on an FTE basis)          22,016      17,733      16,725

Interest Expense                         (7,352)     (5,659)     (5,613)
                                       --------    --------    --------

Net Interest and Dividend Income-FTE   $ 14,664    $ 12,074    $ 11,112
                                       ========    ========    ========

The Company's 2005 total interest and dividend income on an FTE basis for the period ended December 31, 2005 increased $4,283,000 or 24.15% when compared to the same period in 2004. The increase is primarily attributable to an increase in earning assets as well an economic environment experiencing a slow increase in interest rates.

Interest expense on deposits in 2005 increased $1,432,000 or 52.28% to $4,171,000 compared to $2,739,000 for the corresponding period in 2004 and $2,866,000 in 2003. Interest expense for Federal Home Loan Bank advances increased $261,000 to $3,181,000 in 2005 compared to $2,920,000 in 2004 and
$2,747,000 in 2003. The increase was primarily the result of an increase in advances during the year. Although competition remains aggressive and interest margins continue to be pressured, net interest and dividend income on an FTE basis increased $2,590,000 or 21.45% over 2004 and totaled $14,664,000 for the year ended December 31, 2005 compared to net interest and dividend income on an FTE basis of $12,074,000 for the year ended December 31, 2004 and $11,112,000 for the year ended 2003.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2005 net interest margin on an FTE basis was 3.89%. This compares to a net interest margin of 3.63% for 2004. The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 2005, 2004 and 2003. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2005 was $2,329,000 with a yield of 4.44%. Actual tax exempt income in 2004 totaled $2,294,000 with a yield of 4.68% and in 2003 actual tax exempt income was $2,086,000 with a yield of 4.78%.


YIELD ANALYSIS
                           -------------------------------------------------------------------------------------------------
Average Balances, Interest Earned/Paid and Rates
                                                                  Year Ended December 31
                           -------------------------------------------------------------------------------------------------
(dollars in thousands)                      2005                            2004                             2003
                           -------------------------------------------------------------------------------------------------
                                         INTEREST                         INTEREST                         INTEREST
                             AVERAGE      EARNED/    YIELD    AVERAGE      EARNED/   YIELD     AVERAGE      EARNED/    YIELD
                             BALANCE       PAID      RATE     BALANCE       PAID     RATE      BALANCE       PAID      RATE

ASSETS

Interest-Earning Assets:
Loans                       $ 208,786    $  13,320   6.38%   $ 160,382    $   9,592   5.98%   $ 142,752    $   9,226   6.46%
Taxable Securities          $ 112,746    $   5,097   4.52%   $ 117,535    $   4,613   3.92%   $ 101,931    $   4,299   4.22%
Tax-Exempt Securities*      $  52,435    $   3,529   6.73%   $  49,017    $   3,475   7.09%   $  43,603    $   3,161   7.25%
Federal Funds               $   1,840    $      48   2.61%   $   3,455    $      39   1.13%   $   3,125    $      29   0.93%
Other Interest-Earning      $   1,096    $      22   2.01%   $   1,809    $      14   0.77%   $   1,359    $      10   0.74%
                            ----------------------           ----------------------           ----------------------
Total Interest-Earning
  Assets                    $ 376,903    $  22,016   5.84%   $ 332,198    $  17,733   5.34%   $ 292,770    $  16,725   5.71%
                                         ---------                        ---------                        ---------
Allowance for Loan
  Losses                    ($  2,652)                       ($  1,952)                       ($  1,468)
Cash & Due From
  Banks                     $   8,189                        $   7,987                        $   6,425
Premises, Equipment         $   6,432                        $   3,865                        $   3,000
Net unrealized (loss)gain
  on AFS Securities         ($  2,127)                       ($    412)                       $   2,316
Other Assets                $  19,707                        $  12,330                        $   6,403
                            ---------                        ---------                        ---------
Total Average Assets        $ 406,452                        $ 354,016                        $ 309,446
                            =========                        =========                        =========

LIABILITIES AND
STOCKHOLDERS'
EQUITY
Interest-Bearing
  Liabilities:
NOW/Money Market
  Deposits                  $  81,602    $   1,229   1.51%   $  62,681    $     382   0.61%   $  59,521    $     363   0.61%
Savings Deposits            $  59,466    $     456   0.77%   $  54,596    $     373   0.68%   $  45,975    $     450   0.98%
Time Deposits               $  86,794    $   2,486   2.86%   $  75,241    $   1,984   2.64%   $  68,898    $   2,054   2.98%
Borrowed Funds              $  67,793    $   3,181   4.69%   $  74,954    $   2,920   3.90%   $  65,282    $   2,746   4.21%
                            ----------------------           ----------------------           ----------------------
Total Interest-Bearing
  Liabilities               $ 295,655    $   7,352   2.49%   $ 267,472    $   5,659   2.12%   $ 239,676    $   5,613   2.34%
                                         ---------                        ---------                        ---------
Demand Deposits             $  65,591                        $  51,649                        $  38,998
Other Liabilities           $   3,008                        $   2,329                        $   2,130
Stockholders' Equity        $  42,198                        $  32,566                        $  28,642
                            ---------                        ---------                        ---------
Total Liabilities and
  Stockholders' Equity      $ 406,452                        $ 354,016                        $ 309,446
                            =========                        =========                        =========
Net Interest Income                      $  14,664                        $  12,074                        $  11,112
                                         =========                        =========                        =========
Net Interest Spread                                  3.35%                            3.22%                            3.37%
Net Interest Margin                                  3.89%                            3.63%                            3.80%

    * Presented on a fully taxable equivalent ("FTE") basis

Volume and Rate Variance Analysis of Net Interest and Dividend Income (Taxable equivalent basis)

(dollars in thousands)                      2005  over 2004                 2004 over 2003
                                      -----------------------------   ----------------------------
                                      Volume       Rate      Total    Volume      Rate     Total
                                      -----------------------------   ----------------------------
Increase (decrease) in:
Interest and dividend income on:
   Loans                              $ 2,895    $   833    $ 3,728   $ 1,139   $  (773)   $   366
   Taxable investment securities         (188)       672        484       658      (344)       314
   Tax-exempt investment securities       242       (188)        54       393       (79)       314
   Other interest earning                 (23)        40         17         6         8         14
                                      -------    -------    -------   -------   -------    -------
Total interest and dividend income    $ 2,926    $ 1,357    $ 4,283   $ 2,196   $(1,188)   $ 1,008
                                      -------    -------    -------   -------   -------    -------

Interest expense on:
   NOW/Money Market deposits          $   115    $   732    $   847   $    19   $     0    $    19
   Savings deposits                        33         50         83        84      (161)       (77)
   Time deposits                          305        197        502       189      (259)       (70)
   Borrowed funds                        (279)       540        261       407      (233)       174
                                      -------    -------    -------   -------   -------    -------
Total interest expense                $   174    $ 1,519    $ 1,693   $   699   $  (653)   $    46
                                      -------    -------    -------   -------   -------    -------

Net interest and dividend income      $ 2,752    $  (162)   $ 2,590   $ 1,497   $  (535)   $   962
                                      =======    =======    =======   =======   =======    =======

Noninterest Income
------------------

Noninterest income increased $110,000 or 2.31% and totaled $4,865,000 for the year ended December 31, 2005 as compared to $4,755,000 for the year ended December 31, 2004. Trust Department income increased from $160,000 to $1,571,000 primarily as a result of the efforts of new business development. Service charges on deposit accounts totaled $642,000 for 2005. This is an increase of $21,000 or 3.38% when compared to total service charges of $621,000 in 2004. The increase can be attributed to an increase in deposit account transactions. Gains on sales and writedowns of available-for-sale securities, net totaled $1,210,000 in 2005 representing a decrease of $280,000 or 18.79% compared to $1,490,000 in 2004. This decrease reflects a writedown of approximately $182,000, however, is primarily attributable to movements in the markets which resulted in fewer opportunities for the Company to enhance the return from the securities portfolio and at the same time realize gains on sales of available-for-sale securities. Mortgage refinancing remained active during 2005 as rates remained attractive to consumers. Competition in the secondary mortgage market continues to be very aggressive. Gains on sales of loans held-for-sale totaled $270,000 in 2005 compared to $304,000 in 2004, representing a decrease of 11.18%. Other income and loan commissions however, increased $243,000 or 26.16% to $1,172,000 in 2005 compared to $929,000 in 2004. This increase is primarily attributable to the increase in fees earned from activity in the secondary mortgage market due to the change of investors.

Noninterest Expense
-------------------

Noninterest expense increased 17.36% for the year ended December 31, 2005 as compared to the corresponding period in 2004. The increases in the noninterest expenses listed below are primarily attributable to the Company's growth as a result of the merger with Canaan National Bancorp, Inc. with the exception of Trust department expense, which reflects additional costs associated with the continuing growth of new accounts in the department. The decrease in other expense is a reflection of non-recurring expenses in 2004 relating to the conversion of the Company's core processing system. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2005      2004   $ Change   % Change
 ------------------------------------------------------------------------------
Salaries and employee benefits           $ 7,355   $ 5,971   $ 1,384      23.18
Occupancy expense                            728       436       292      66.97
Equipment expense                            777       600       177      29.50
Trust department expense                     398       339        59      17.40
Data processing                              783       711        72      10.13
Insurance                                    148       122        26      21.31
Printing and stationery                      252       254        (2)      (.79)
Professional fees                            301       272        29      10.66
Legal expense                                174       106        68      64.15
Amortization of core deposit intangible      164       101        63      62.38
Other expense                              1,364     1,691      (327)    (19.34)
                                         -------   -------   -------
             Total noninterest expense   $12,444   $10,603   $ 1,841      17.36
                                         =======   =======   =======

Income Taxes
------------

In 2005, the Company's income tax provision totaled $1,114,000 that reflects an effective tax rate of 19.63%. This compares to an income tax provision of $775,000 and an effective tax rate of 16.16% for the same period in 2004. This increase is primarily attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $4,561,000 for the year ended December 31, 2005. This compares to net income of $4,019,000 for the year ended December 31, 2004. This is an increase of $542,000 or 13.49% and represents earnings per average share outstanding of $2.71. Earnings per average share outstanding for the year ended December 31, 2004 was $2.67. The increase in net income is primarily the result of an increase in earning assets resulting from the merger with Canaan National Bancorp, Inc.

RESULTS OF OPERATIONS
---------------------
Comparison of the Years Ended December 31, 2004 and 2003
--------------------------------------------------------

Overview
--------

The earnings for the Company were $4,019,000 in 2004, an increase of $179,000 or 4.66% over year 2003 earnings of $3,840,000. Earnings per average share outstanding were $2.67 in 2004. This compared to earnings per average share outstanding of $2.70 in 2003 and $2.25 in 2002. The decrease in earnings per average share for 2004 was primarily the result of issuing 257,483 new shares of Company stock, in connection with the acquisition of Canaan National Bancorp, Inc. that closed in September of 2004.

The Company's assets at December 31, 2004 were $423,101,000 and represented growth of $112,001,000 or 36.00% from December 31, 2003. This increase was primarily attributable to the Bank's acquisition of Canaan National Bancorp, Inc., which was completed during September 2004. In connection with this transaction, the Bank received approximately $54,000,000 in loans, a securities portfolio totaling approximately $44,000,000 and recorded goodwill of approximately $7.1 million. Canaan National Bancorp, Inc.'s fixed assets and bank premises were also included in the merger. Non-performing loans totaled $2,267,000 at December 31, 2004. This compared to non-performing loans totaling $610,000 for the corresponding period in 2003. Deposits at December 31, 2004 totaled $298,842,000 and compared to total deposits of $218,457,000 at December 31, 2003. The increase was primarily attributable to the approximately $76,000,000 in deposits that were assumed in the merger with Canaan National Bancorp, Inc.

The Company is "well capitalized". The Company's risk-based capital ratios at December 31, 2004, which included the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 11.12% for Tier 1 capital and 12.13% for total capital. The Company's leverage ratio was 7.22% at December 31, 2004. This compared to a Tier 1 capital ratio at December 31, 2003 of 15.35%, a total capital ratio of 16.44%, and a Company leverage ratio of 8.05%.

The Board of Directors increased total dividends declared on the Company's common stock to $.96 per share in 2004. This compared to a $.92 per share dividend declared in 2003 and a $.88 per share dividend that was declared in 2002.

Net Interest and Dividend Income
--------------------------------

For this discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest and dividend income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(dollars in thousands)                             December 31,
                                          2004       2003         2002
                                       ---------------------------------
Interest and Dividend Income
(financial statements)                 $ 16,551    $ 15,650    $ 16,157

Tax Equivalent Adjustment                 1,182       1,075       1,028
                                       --------    --------    --------
       Total Interest and Dividend
           Income (on an FTE basis)      17,733      16,725      17,185

Interest Expense                         (5,659)     (5,613)     (6,898)
                                       --------    --------    --------

Net Interest and Dividend Income-FTE   $ 12,074    $ 11,112    $ 10,287
                                       ========    ========    ========

The Company's 2004 total interest and dividend income on an FTE basis of $17,733,000 was $1,008,000 or 6.03% more than the total interest and dividend on an FTE basis of $16,725,000 in 2003. The increase was primarily attributable to an increase in earning assets as well as an economic environment experiencing an increase in interest rates. A change in the mix of earning assets during 2004 resulted in an increase of tax exempt securities in the securities portfolio which resulted in an increase in the tax equivalent adjustment of $1,182,000 in 2004 and $1,075,000 in 2003 when compared to the tax equivalent adjustment of $1,028,000 in 2002.

Interest expense on deposits in 2004 decreased $127,000 or 4.43% to $2,739,000 compared to $2,866,000 for the corresponding period in 2003 and $4,039,000 in 2002. Interest expense for Federal Home Loan Bank advances increased $173,000 to $2,920,000 in 2004 compared to $2,747,000 in 2003 and $2,858,000 in 2002. The increase was primarily the result of an increase in advances during the year. Although competition remains aggressive and interest margins continue to be pressured, net interest and dividend income on an FTE basis increased $962,000 or 8.66% over 2003 and totaled $12,074,000 at December 31, 2004, compared to net interest and dividend income on an FTE basis of $11,112,000 at December 31, 2003 and $10,287,000 in 2002.

The Company's 2004 net interest margin on an FTE basis was 3.63%. This compared to a net interest margin of 3.80% for 2003. Actual tax exempt income in 2004 was $2,294,000 with a yeild of 4.68%. Actual tax exempt income in 2003 totaled
$2,086,000 with a yield of 4.78% and in 2002 actual tax exempt income was $1,995,000 with a yield of 4.83%.

Volume and Rate Variance Analysis of Net Interest and Dividend Income (Taxable equivalent basis)


(dollars in thousands)                       2004  over 2003                  2003 over 2002
                                      ----------------------------    -----------------------------
                                       Volume     Rate      Total     Volume      Rate       Total
                                      ----------------------------    -----------------------------
Increase (decrease) in:
Interest and dividend income on:
   Loans                              $ 1,139   $  (773)   $   366    $   220    $  (671)   $  (451)
   Taxable investment securities          658      (344)       314      1,025     (1,294)      (269)
   Tax-exempt investment securities       393       (79)       314        165        (27)       138
   Other interest earning                   6         8         14        (51)       (33)       (84)
                                      -------   -------    -------    -------    -------    -------
Total interest and dividend income    $ 2,196   $(1,188)   $ 1,008    $ 1,359    $(2,025)   $  (666)
                                      -------   -------    -------    -------    -------    -------

Interest expense on:
   NOW/Money Market deposits          $    19   $     0    $    19    $   (42)   $  (402)   $  (444)
   Savings deposits                        84      (161)       (77)      (164)      (129)      (293)
   Time deposits                          189      (259)       (70)        65       (502)      (437)
   Borrowed funds                         407      (233)       174        732       (843)      (111)
                                      -------   -------    -------    -------    -------    -------
Total interest expense                $   699   $  (653)   $    46    $   591    $(1,876)   $(1,285)
                                      -------   -------    -------    -------    -------    -------

Net interest and dividend income      $ 1,497   $  (535)   $   962    $   768    $  (149)   $   619
                                      =======   =======    =======    =======    =======    =======

Noninterest Income

Noninterest income increased $771,000 or 19.35% and totaled $4,755,000 for the year ended December 31, 2004 as compared to $3,984,000 for the year ended December 31, 2003. Trust Department income increased $159,000 to $1,411,000 primarily as a result of the efforts of new business development. Service charges on deposit accounts totaled $621,000 for 2004. This was an increase of $61,000 or 10.89% when compared to total service charges of $560,000 in 2003. The increase was attributed to an increase in deposit account transactions. Gains on sales and writedowns of available-for-sale securities, net totaled $1,490,000 in 2004 and represented an increase of $432,000 or 40.83% when compared to $1,058,000 in 2003. This increase was primarily attributable to movements in the markets which resulted in opportunities for the Company to enhance the return from the securities portfolio and at the same time realize gains on sales of available-for-sale securities. Mortgage refinancing was very active during 2004 as rates remained attractive to consumers. Competition in the secondary mortgage market was very aggressive. Gains on sales of loans held-for-sale increased $43,000 or 16.48% to $304,000 in 2004 compared to $261,000 in 2003. Other income and loan commissions increased 9.04% to $929,000 in 2004 compared to $852,000 in 2003. This increase was primarily attributable to the increase in fees earned from activity in the secondary mortgage market due to the change of investors. Historically the Company has few instances in which it forecloses on properties and therefore has a low volume of OREO properties. The Company sold one OREO property during 2003. There were no OREO property sales in 2004.

Noninterest Expense
-------------------

Noninterest expense increased 23.29% for the year ended December 31, 2004 as compared to the corresponding period in 2003. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2004      2003     Change     %Change
--------------------------------------------------------------------------------
Salaries and employee benefits           $ 5,971   $ 4,834   $ 1,137      23.52
Occupancy expense                            436       359        77      21.45
Equipment expense                            600       579        21       3.63
Trust department expense                     339       409       (70)    (17.11)
Data processing                              711       576       135      23.44
Insurance                                    122       115         7       6.09
Printing and stationery                      254       184        70      38.04
Professional fees                            272       300       (28)     (9.33)
Legal expense                                106       128       (22)    (17.19)
Amortization of core deposit intangible      101        68        33      48.53
Other expense                              1,691     1,048       643      61.36
                                         -------   -------   -------
             Total noninterest expense   $10,603   $ 8,600   $ 2,003      23.29
                                         =======   =======   =======

The increase in salary and employee benefits was primarily due to an increase in staff attributable to the merger with Canaan National Bancorp, Inc. and the required employee time needed to make the system changes relating to the conversion of the core processing system, along with salary increases and the increase in the cost of employee benefits. The increase in occupancy expense was also directly related to the merger. The decrease in Trust department expenses was the result of management's efforts to control operating expenses. The increase in data processing costs were attributable to the changes made in the core processing system during the third quarter coupled with additional costs related to the merger. Conversion expenses were various nonrecurring expenses related to the conversion and the enhancement of the core account processing system. The increase in the core deposit intangible amortization was primarily the result of the fair market adjustment of the assets and liabilities acquired from Canaan National Bancorp, Inc. at merger. Other expense increases were primarily attributable to costs associated with the merger as previously mentioned.

Income Taxes
------------

In 2004, the Company's income tax provision was $775,000 which reflected an effective tax rate of 16.16%. This compared to an income tax provision of $1,268,000 and an effective tax rate of 24.82% for the same period in 2003. This decrease was primarily attributable to a decrease in taxable income. In addition, the Company formed a passive investment company to operate a significant component of the Bank's residential mortgage lending activity. A passive investment company's structure is such that income earned results in a reduction of tax liability for the Company.

Net Income
----------

Overall, net income was $4,019,000 for the year ended December 31, 2004. This compared to net income of $3,840,000 for the year ended December 31, 2003. This was an increase of $179,000 or 4.66% and represented earnings per average share outstanding of $2.67. Earnings per average share outstanding for the year ended December 31, 2003 was $2.70. The decrease in the earnings per average share outstanding was primarily the result of issuing an additional 257,483 shares in connection with the acquisition of Canaan National Bancorp, Inc.

FINANCIAL CONDITION
-------------------
Comparison of December 31, 2005 and 2004
----------------------------------------

Total assets at December 31, 2005 were $402,922,000 compared to $423,101,000 at December 31, 2004. This is a decrease of $20,179,000 or 4.77%. The decrease primarily reflects a reduction in the securities portfolio.

Securities Portfolio
--------------------

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversifications to the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. As of December 31, 2005, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $151,168,000. This represents a decrease of $33,118,000 or 17.97% over year-end 2004. The decrease is attributable to portfolio securities being sold and called during the period with the proceeds being used to fund loan growth and reduce total advances outstanding at the Federal Home Loan Bank of Boston.

Securities are classified in the portfolio as either securities-available-for-sale or securities-held-to-maturity. Securities for which the Company has the ability and positive intent to hold until maturity are reported as held-to-maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities that are held for indefinite periods of time and which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available-for-sale. These securities are stated at fair value in the financial statements of the Company. Temporary differences between available-for-sale securities' amortized cost and fair market value (accumulated other comprehensive income or loss when net of tax) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when decreases in value below amortized cost are considered to be other than temporary. This other than temporary impairment is charged to securities gain on the Company's financial statements. .At December 31, 2005, the unrealized loss (accumulated other comprehensive loss) net of tax was $2,895,000. This compares to an unrealized loss net of tax of $723,000 at December 31, 2004. The Company monitors the market value fluctuations of its securities portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security.

Federal Funds Sold
------------------

There were no federal funds sold at December 31, 2005. This compares to $2,271,000 at December 31, 2004. This represents a normal operating range of funds for daily cash needs.

Lending
-------

New business development during the year coupled with the loans acquired as part of the previously described merger resulted in an increase in net loans outstanding to $215,989,000 at December 31, 2005, as compared to $201,978,000 at December 31, 2004. This is an increase of $14,011,000 or 6.94%. Although the largest dollar volumes of loan activity continues to be in the residential mortgage area, the Company offers a wide variety of loan types and terms along with competitive pricing to customers. The Company's credit function is designed to ensure adherence to prudent credit standards despite competition for loans in the Company's market area.

The following table represents the composition of the loan portfolio comparing December 31, 2005 to December 31, 2004:

                                                   December 31, 2005   December 31, 2004
                                                   -----------------   -----------------
                                                           (amounts in thousands)
Commercial, financial and agricultural                 $  15,354           $  15,127
Real Estate-construction and land development             18,814              14,290
Real Estate-residential                                  135,619             130,414
Real Estate-commercial                                    40,889              35,487
Consumer                                                   7,900               9,122
Other                                                         47                  69
                                                       ---------           ---------
                                                         218,623             204,509
Unearned income                                               (8)                (19)
Allowance for loan losses                                 (2,626)             (2,512)
                                                       ---------           ---------
Loans, net                                             $ 215,989           $ 201,978
                                                       =========           =========

Provisions and Allowance for Loan Losses
----------------------------------------

Gross loans outstanding as of December 31, 2005 totaled $218,623,000 as compared to total gross loans of $204,509,000 as of December 31, 2004. This represented an increase of $14,114,000 or 6.90%. Approximately 90% of the Company's loan portfolio is real estate secured and reflected a slight increase from the 88% real estate secured figure as of December 31, 2004. The increase in total gross loans was primarily the result of increases in residential and commercial real estate loans which included construction.

Credit risk is inherent in the business of extending loans. The Company monitors the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of the risk associated with extending loans the Company maintains an allowance or reserve for loan and lease losses through charges to earnings. The loan loss provision expense for the year 2005 was $210,000 as compared to $250,000 for the year ended December 31, 2004. The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank used in making this determination during the year ending December 31, 2005. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Company's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit quality, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Company's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Company will not be able to collect all principal and interest due according to the terms of the note.

Any such commercial loan and/or residential mortgage will be considered impaired under any of the following circumstances:

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

In addition, a risk of loss factor is applied in evaluating categories of loans as part of the periodic analysis of the Allowance for Loan and Lease Losses. This analysis reviews the allocations of the different categories of loans within the portfolio and considers historical loan losses and delinquency balances as well as recent delinquent percentage trends.

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

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing are closely monitored by management. These nonperforming loans totaled $773,000 or 0.35% of total loans outstanding as of December 31, 2005 and compares favorably to the December 31, 2004 figures which totaled $2,267,000 or 1.11% of total loans outstanding at that time. Accordingly, the overall quality of the Bank's loan portfolio is considered to be excellent.

The Allowance for Loan and Lease Losses (ALLL) at December 31, 2005 totaled $2,626,000, representing 339.72% of the previously mentioned nonperforming loans of $773,000 and 1.20% of total loans outstanding of $218,623,000. This compares to an ALLL of $2,512,000 which represented 110.81% of nonperforming loans of $2,267,000 and 1.23 % of total loans outstanding of $204,509,000 as of December 31, 2004. The Allowance for Off Balance Sheet Commitments for December 31, 2005 totaled $134,000. The December 31, 2004 balance of the Allowance for Off Balance Sheet Commitments was $127,000. A total of $135,000 in loans were charged-off during the 2005 year compared to $70,000 during 2004. A total of $39,000 of previously charged-off loans were recovered during the year ended December 31, 2005 compared to $28,000 in recoveries for the 2004 year. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, identification of additional problem loans or other factors. Additionally, despite the excellent overall quality of the loan portfolio and with expectations of the Company to continue to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate reserve coverage. Management is of the opinion that the ALLL is adequate as of December 31, 2005.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year-end 2005 totaled $287,271,000 compared to
$298,842,000 at year-end 2004. The Company continues its efforts to competitively price products and develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was an increase in demand, NOW and savings accounts that are lower cost core deposits.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)               Year ended December 31
                        2005                 2004                   2003
               --------------------------------------------------------------

                Average              Average               Average
                Balance     Rate     Balance      Rate     Balance      Rate
               --------------------------------------------------------------
Demand         $ 65,591             $ 51,649              $ 38,998
NOW              27,767      .25%     23,797       .01%     20,030       31%
Money Market     53,835     2.15%     38,884       .83%     39,491       76%
Savings          59,466      .77%     54,596       .68%     45,975       98%
Time             86,794     2.86%     75,241      2.64%     68,898      2.98%
               --------             --------              --------
               $293,453     1.42%   $244,167      1.12%   $213,392      1.34%
               ========             ========              ========

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31 are summarized as follows:

(dollars in thousands)                          December 31
                                         2005      2004      2003
                                       ---------------------------

Three months or less                   $ 9,763   $ 9,540   $ 5,575
Over three months through six months     1,057     1,011     1,343
Over six months through one year         8,774     7,517     5,591
Over one year                            8,069    14,887    11,080
                                       -------   -------   -------

Total                                  $27,663   $32,955   $23,589
                                       =======   =======   =======

Borrowings
----------

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2005, the Company had $71,016,000 in outstanding advances from the Federal Home Loan Bank compared to $79,213,000 at December 31, 2004. Management expects that it will continue this strategy of supplementing deposit growth with advances from Federal Home Loan Bank of Boston.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2005, the Company was slightly asset sensitive (positive gap). This would suggest that the during a period of rising interest rates the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at December 31, 2005 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuation in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, Salisbury Bank and Trust Company is a member of the Federal Home Loan Bank of Boston that provides a source of available borrowings for liquidity.

At December 31, 2005, the Company had approximately $47,966,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At December 31, 2005, the Company had $41,442,000 in stockholders' equity compared to $40,700,000 at December 31, 2004. This represents an increase of $742,000 or 1.82%. Several components contributed to the change since December 2004. Earnings for the year totaled $4,561,000. Securities in the portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Then it is included in earnings. Market fluctuations of fair value at December 31, 2005 resulted in an accumulated other comprehensive loss totaling $2,895,000.The Company declared dividends in 2005 resulting in a decrease in capital of $1,683,000. The Company issued 940 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2005 which resulted in an increase in capital of $36,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are sensitive to the differences in risk associated with various assets. It takes in account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year-end 2005, the Company had a risk-based capital ratio of 15.76% compared to 12.13% at December 31, 2004. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for stockholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

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

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements as the Company did not have any financial interests in variable interest entities at December 31, 2005.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have an impact on the Company's financial position or results of operations since the Company acquired no loans subject to SFAS 114 since the effective date of SOP 03-3.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of this Statement is not anticipated to have a material impact on the Company's financial position or results of operations as there is no share-based payment arrangements with employees and the compensation expense related to the Directors Stock Retainer Plan is not anticipated to be material.

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

Statement of Management's Responsibility
----------------------------------------

Management is responsible for the integrity and objectivity of the consolidated financial statements and other information appearing in this Form 10-K. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America applying estimates and management's best judgment as required. To fulfill their responsibilities, management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment or responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that financial records are reliable for the purpose of preparing financial statements. Shatswell, MacLeod and Company, P.C. has been engaged to provide an independent opinion on the fairness of the consolidated financial statements. Their report appears in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The main components of market risk for the Company are credit risk, interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which establishes guidelines to meet various applicable regulatory rules and statutes, measures the various risks facing the bank on a consistent basis and coordinates the management of the bank's financial position. Model simulation is used to measure earnings volatility under both rising and falling interest rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year-end 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
------------------------------------------

Report of Independent Registered Public
  Accounting Firm, January 19, 2006 ....................................   F-1

Consolidated Balance Sheets at December 31, 2005 and 2004 ..............   F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2005, 2004 and 2003 ......................................   F-3

Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 2005, 2004 and 2003 ..................   F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2005, 2004 and 2003 ......................................   F-5

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 2005, 2004 and 2003 ..........................   F-7

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet at December 31, 2005 and 2004 ...........................   F-27

 Statements of Income for the Years Ended
   December 31, 2005, 2004 and 2003 ....................................   F-27

 Statements of Cash Flows for the Years Ended
   December 31, 2005, 2004 and 2003 ....................................   F-28

Quarterly Results of Operations (unaudited) ............................   F-29

                       SHATSWELL, MACLEOD & COMPANY, P.C.
                       ----------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                          /S/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                          SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 19, 2006


                                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                                     --------------------------------------

                                          CONSOLIDATED BALANCE SHEETS
                                          ---------------------------

                                          December 31, 2005 and 2004
                                          --------------------------

ASSETS                                                                                2005             2004
                                                                                 -------------    -------------
Cash and due from banks                                                          $   8,431,844    $   7,283,667
Interest bearing demand deposits with other banks                                      652,807        1,180,937
Money market mutual funds                                                            1,119,724          941,890
Federal funds sold                                                                                    2,271,000
                                                                                 -------------    -------------
           Cash and cash equivalents                                                10,204,375       11,677,494
Investments in available-for-sale securities (at fair value)                       145,608,297      178,654,748
Investments in held-to-maturity securities (fair values of $147,202 as of
   December 31, 2005 and $219,623 as of December 31, 2004)                             146,856          218,374
Federal Home Loan Bank stock, at cost                                                5,413,200        5,413,200
Loans held-for-sale                                                                    375,000
Loans, less allowance for loan losses of $2,626,170 and $2,511,546 as of
   December 31, 2005 and 2004, respectively                                        215,989,149      201,978,499
Investment in real estate                                                               75,000           75,000
Premises and equipment                                                               6,451,979        5,933,978
Goodwill                                                                             9,509,305        9,509,305
Core deposit intangible                                                              1,657,715        1,822,131
Accrued interest receivable                                                          2,362,924        2,256,499
Cash surrender value of life insurance policies                                      3,424,186        3,293,548
Other assets                                                                         2,079,307        1,893,029
                                                                                 -------------    -------------
           Total assets                                                          $ 402,922,293    $ 423,100,805
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                           $  63,995,665    $  65,017,207
   Interest-bearing                                                                223,275,537      233,824,639
                                                                                 -------------    -------------
           Total deposits                                                          287,271,202      298,841,846
Federal Home Loan Bank advances                                                     71,015,614       79,213,283
Due to broker                                                                        1,083,331
Other liabilities                                                                    3,193,154        3,262,745
                                                                                 -------------    -------------
           Total liabilities                                                       361,479,970      382,401,205
                                                                                 -------------    -------------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,683,341 shares in 2005 and 1,682,401 shares in 2004            168,334          168,240
   Paid-in capital                                                                  13,068,045       13,031,573
   Retained earnings                                                                31,100,702       28,222,466
   Accumulated other comprehensive loss                                             (2,894,758)        (722,679)
                                                                                 -------------    -------------
           Total stockholders' equity                                               41,442,323       40,699,600
                                                                                 -------------    -------------
           Total liabilities and stockholders' equity                            $ 402,922,293    $ 423,100,805
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


                                         SALISBURY BANCORP, INC. AND SUBSIDIARY
                                         --------------------------------------

                                           CONSOLIDATED STATEMENTS OF INCOME
                                           ---------------------------------

                                     Years Ended December 31, 2005, 2004 and 2003
                                     --------------------------------------------

                                                                           2005          2004          2003
                                                                       -----------   -----------   -----------
Interest and dividend income:
   Interest and fees on loans                                          $13,319,930   $ 9,592,478   $ 9,226,484
   Interest on debt securities:
     Taxable                                                             4,814,993     4,499,725     4,186,368
     Tax-exempt                                                          2,329,414     2,293,706     2,086,134
   Dividends on equity securities                                          282,534       112,008       112,340
   Other interest                                                           69,512        53,101        38,496
                                                                       -----------   -----------   -----------
         Total interest and dividend income                             20,816,383    16,551,018    15,649,822
                                                                       -----------   -----------   -----------
Interest expense:
   Interest on deposits                                                  4,171,360     2,738,680     2,866,495
   Interest on Federal Home Loan Bank advances                           3,180,591     2,920,316     2,746,975
                                                                       -----------   -----------   -----------
         Total interest expense                                          7,351,951     5,658,996     5,613,470
                                                                       -----------   -----------   -----------
         Net interest and dividend income                               13,464,432    10,892,022    10,036,352
Provision for loan losses                                                  210,000       250,000       312,500
                                                                       -----------   -----------   -----------
         Net interest and dividend income after provision for
           loan losses                                                  13,254,432    10,642,022     9,723,852
                                                                       -----------   -----------   -----------
Noninterest income:
   Trust department income                                               1,571,311     1,410,814     1,252,000
   Loan commissions                                                        260,997       239,139       225,958
   Service charges on deposit accounts                                     642,268       620,771       560,291
   Gain on sales and writedown of available-for-sale securities, net     1,209,724     1,489,905     1,058,140
   Gain on sales of loans held-for-sale                                    270,061       304,354       261,418
   Other income                                                            910,743       690,198       626,292
                                                                       -----------   -----------   -----------
         Total noninterest income                                        4,865,104     4,755,181     3,984,099
                                                                       -----------   -----------   -----------
Noninterest expense:
   Salaries and employee benefits                                        7,355,316     5,970,639     4,833,913
   Occupancy expense                                                       728,302       435,983       359,458
   Equipment expense                                                       776,729       600,127       579,395
   Trust department expense                                                398,130       339,069       408,433
   Data processing                                                         782,556       710,950       575,441
   Conversion expense                                                      464,484         1,139
   Insurance                                                               148,317       121,959       114,806
   Printing and stationery                                                 251,882       253,725       183,970
   Professional fees                                                       301,239       272,426       300,209
   Legal expense                                                           173,761       106,134       127,772
   Amortization of core deposit intangible                                 164,416       101,109        68,355
   Other expense                                                         1,363,134     1,226,708     1,047,008
                                                                       -----------   -----------   -----------
         Total noninterest expense                                      12,443,782    10,603,313     8,599,899
                                                                       -----------   -----------   -----------
         Income before income taxes                                      5,675,754     4,793,890     5,108,052
Income taxes                                                             1,114,413       774,948     1,267,950
                                                                       -----------   -----------   -----------
         Net income                                                    $ 4,561,341   $ 4,018,942   $ 3,840,102
                                                                       ===========   ===========   ===========

Earnings per common share                                              $      2.71   $      2.67   $      2.70
                                                                       ===========   ===========   ===========

                            The accompanying notes are an integral part of these
                                   consolidated financial statements.

                                                     F-3

                                            SALISBURY BANCORP, INC. AND SUBSIDIARY
                                            --------------------------------------

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  ----------------------------------------------------------

                                         Years Ended December 31, 2005, 2004 and 2003
                                         --------------------------------------------

                                               Number                                              Accumulated
                                                 of                                                    Other
                                               Shares        Common       Paid-in      Retained    Comprehensive
                                               Issued        Stock        Capital      Earnings    (Loss) Income      Total
                                            ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2002                     1,423,238  $    142,324  $  2,303,547  $ 23,164,693  $  1,734,382   $ 27,344,946
Comprehensive income:
   Net income                                                                            3,840,102
   Other comprehensive loss, net of tax
     effect                                                                                           (1,048,565)
       Comprehensive income                                                                            2,791,537
Issuance of 840 shares for Directors' fees           840            84        23,604                                     23,688
Dividends declared ($.92 per share)                                                     (1,309,959)                  (1,309,959)
                                            ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2003                     1,424,078       142,408     2,327,151    25,694,836       685,817     28,850,212
Comprehensive income:
   Net income                                                                            4,018,942
   Other comprehensive loss, net of tax
     effect                                                                                           (1,408,496)
       Comprehensive income                                                                            2,610,446
Shares issued for merger                         257,483        25,748    10,672,670                                 10,698,418
Issuance of 840 shares for Directors' fees           840            84        31,752                                     31,836
Dividends declared ($.96 per share)                                                     (1,491,312)                  (1,491,312)
                                            ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2004                     1,682,401       168,240    13,031,573    28,222,466      (722,679)    40,699,600
Comprehensive income:
   Net income                                                                            4,561,341
   Other comprehensive loss, net of tax
     effect                                                                                           (2,172,079)
       Comprehensive income                                                                                           2,389,262
Issuance of 940 shares for Directors' fees           940            94        36,472                                     36,566
Dividends declared ($1.00 per share)                                                    (1,683,105)                  (1,683,105)
                                            ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2005                     1,683,341  $    168,334  $ 13,068,045  $ 31,100,702  $ (2,894,758)  $ 41,442,323
                                            ============  ============  ============  ============  ============   ============

Reclassification disclosure for the years ended December 31:

                                                                                 2005          2004          2003
                                                                             -----------   -----------   -----------
Unrealized holding losses on available-for-sale securities
   Net unrealized holding losses on available-for-sale securities            $(1,547,214)  $(1,106,610)  $  (370,016)
   Reclassification adjustment for net realized gains in net income           (1,209,724)   (1,489,905)   (1,058,140)
                                                                             -----------   -----------   -----------
                                                                              (2,756,938)   (2,596,515)   (1,428,156)
Income tax benefit                                                               878,763     1,011,343       556,267
                                                                             -----------   -----------   -----------
     Unrealized holding losses on available-for-sale securities, net of tax   (1,878,175)   (1,585,172)     (871,889)
                                                                             -----------   -----------   -----------
Minimum pension liability adjustment                                            (445,309)      289,396      (289,396)
Income tax benefit (expense)                                                     151,405      (112,720)      112,720
                                                                             -----------   -----------   -----------
     Minimum pension liability, net of tax                                      (293,904)      176,676      (176,676)
                                                                             -----------   -----------   -----------
     Other comprehensive loss, net of tax                                    $(2,172,079)  $(1,408,496)  $(1,048,565)
                                                                             ===========   ===========   ===========

Accumulated other comprehensive (loss) income consists of the following as of December 31:

                                                                                    2005          2004          2003
                                                                             -----------   -----------   -----------
Net unrealized holding (losses) gains on available-for-sale securities,
 net of taxes                                                                $(2,600,854) $   (722,679)  $   862,493
Minimum pension liability adjustment, net of taxes                              (293,904)                   (176,676)
                                                                             -----------   -----------   -----------
Accumulated other comprehensive (loss) income                                $(2,894,758)  $  (722,679)  $   685,817
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

                                          SALISBURY BANCORP, INC. AND SUBSIDIARY
                                          --------------------------------------

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -------------------------------------

                                      Years Ended December 31, 2005, 2004 and 2003
                                      --------------------------------------------

                                                                                2005             2004             2003
                                                                           -------------    -------------    -------------
Cash flows from operating activities:
   Net income                                                              $   4,561,341    $   4,018,942    $   3,840,102
   Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of securities, net                                           302,781          289,214          395,030
       Gain on sales and writedown of available-for-sale securities, net      (1,209,724)      (1,489,905)      (1,058,140)
       Gain on sales of other real estate owned                                  (52,151)
       Provision for loan losses                                                 210,000          250,000          312,500
       Change in loans held-for-sale                                             375,000         (100,000)        (275,000)
       (Decrease) increase in unearned income on loans                           (10,473)          18,529
       Net decrease (increase) in mortgage servicing rights                       83,471          (41,253)         (67,250)
       Write-off of equipment                                                      9,399
       Depreciation and amortization                                             529,238          357,645          335,672
       Amortization of core deposit intangible                                   164,416          101,109           68,355
       Amortization of fair value adjustment on loans                            184,256          266,986
       Accretion of fair value adjustments on deposits and borrowings           (154,287)         (51,429)         (11,450)
       (Increase) decrease in interest receivable                               (110,482)          84,056           57,668
       Deferred tax expense                                                       67,273          143,691          137,341
       Decrease (increase) in prepaid expenses                                    14,242          270,965         (124,330)
       Increase in cash surrender value of insurance policies                   (130,638)        (139,607)         (49,585)
       Decrease (increase) in income tax receivable                              336,288          (53,889)        (154,792)
       Increase in other assets                                                  (53,742)         (71,917)        (205,831)
       (Decrease) increase in accrued expenses                                  (268,051)        (750,246)         197,428
       Increase (decrease) in interest payable                                    42,822           57,465          (80,151)
       Increase in other liabilities                                              59,445          367,956           20,000
       Issuance of shares for Directors' fees                                     36,566           31,836           23,688
                                                                           -------------    -------------    -------------

   Net cash provided by operating activities                                   5,029,742        3,569,547        3,309,104
                                                                           -------------    -------------    -------------
Cash flows from investing activities:
   Redemption of Federal Reserve Bank stock                                                        56,300
   Purchases of Federal Home Loan Bank stock                                                     (351,000)        (825,800)
   Purchases of available-for-sale securities                                (87,783,193)    (124,520,785)     (89,014,647)
   Proceeds from sales of available-for-sale securities                       83,572,466       98,347,353       49,353,780
   Proceeds from maturities of available-for-sale securities                  34,328,155       32,998,864       31,044,359
   Proceeds from maturities of held-to-maturity securities                        71,272           10,968           91,497
   Loan originations and principal collections, net                          (12,432,343)      (8,191,577)      (4,157,060)
   Purchases of loans                                                         (2,001,184)
   Recoveries of loans previously charged off                                     39,094           28,302           48,508
   Other real estate owned - expenditures capitalized                                                               (8,511)
   Capital expenditures                                                       (1,017,056)      (1,003,263)        (475,024)
   Proceeds from sale of equipment                                                                    436
   Purchase of life insurance policies                                                                          (3,000,000)
   Cash and cash equivalents acquired from Canaan National
     Bancorp, Inc. net of expenses paid of $309,419                                             2,487,705
   Cash paid to Canaan National Bancorp, Inc. shareholders                                     (6,020,163)
                                                                           -------------    -------------    -------------

   Net cash provided by (used in) investing activities                        14,777,211       (6,156,860)     (16,942,898)
                                                                           -------------    -------------    -------------


                                            SALISBURY BANCORP, INC. AND SUBSIDIARY
                                            --------------------------------------

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            -------------------------------------

                                         Years Ended December 31, 2005, 2004 and 2003
                                         --------------------------------------------
                                                          (continued)
                                                          -----------

                                                                                        2005            2004             2003
                                                                                   -------------   -------------    -------------
Cash flows from financing activities:
   Net (decrease) increase in demand deposits, NOW and
     savings accounts                                                                 (8,516,596)      6,920,818        9,642,776
   Net decrease in time deposits                                                      (3,029,964)     (2,141,902)      (2,211,280)
   Federal Home Loan Bank advances                                                    10,000,000       5,000,000
   Principal payments on advances from Federal Home Loan Bank                         (1,346,521)     (6,140,973)     (10,993,296)
   Net change in short-term advances from Federal Home Loan Bank                     (16,720,945)                      20,000,000
   Decrease in other borrowed funds                                                                      (86,863)
   Dividends paid                                                                     (1,666,046)     (1,415,074)      (1,295,533)
                                                                                   -------------   -------------    -------------

   Net cash (used in) provided by financing activities                               (21,280,072)      2,136,006       15,142,667
                                                                                   -------------   -------------    -------------

Net (decrease) increase in cash and cash equivalents                                  (1,473,119)       (451,307)       1,508,873
Cash and cash equivalents at beginning of year                                        11,677,494      12,128,801       10,619,928
                                                                                   -------------   -------------    -------------
Cash and cash equivalents at end of year                                           $  10,204,375   $  11,677,494    $  12,128,801
                                                                                   =============   =============    =============

Supplemental disclosures:
   Interest paid                                                                   $   7,463,416   $   5,652,960    $   5,705,071
   Income taxes paid                                                                     710,852         685,000        1,285,401
   Transfer from equipment to other assets                                                                 2,815

Canaan National Bancorp, Inc. merger:
   Cash and cash equivalents acquired                                                              $   2,797,124
   Available-for-sale securities                                                                      42,776,284
   Federal Home Loan Bank stock                                                                        1,291,200
   Federal Reserve Bank stock                                                                             56,300
   Net loans acquired                                                                                 54,787,421
   Fixed assets acquired                                                                               2,355,970
   Accrued interest receivable                                                                           460,550
   Other assets acquired                                                                               1,173,549
   Core deposit intangible                                                                             1,191,279
                                                                                                   -------------
                                                                                                     106,889,677

   Deposits assumed                                                                                   75,613,508
   Federal Home Loan Bank borrowings assumed                                                          19,500,346
   Other borrowings assumed                                                                               86,863
   Other liabilities assumed                                                                           1,812,381
                                                                                                   -------------
                                                                                                      97,013,098

   Net assets acquired                                                                                 9,876,579

   Merger costs                                                                                       17,028,000
                                                                                                   -------------

     Goodwill                                                                                      $   7,151,421
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years Ended December 31, 2005, 2004 and 2003
                  --------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Salisbury Bancorp, Inc. (Bancorp) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank and Trust Company (Bank) operates as its wholly-owned subsidiary. (Bancorp and the Bank are referred to together as the (Company).

The Bank is a state chartered bank which was incorporated in 1874 and is headquartered in Lakeville, Connecticut. The Bank operates its business from four banking offices located in Connecticut and two banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate, consumer and small business loans. The Bank also offers a full complement of trust and investment services.

As described in Note 15, on September 10, 2004 Canaan National Bancorp, Inc. merged with and into the Company.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

     BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries, SBT Realty, Inc., SBT Mortgage Service Corporation (the "PIC"), and CNB Insurance Agency, Inc. SBT Realty, Inc. holds and manages bank owned real estate situated in New York state. The PIC operates as a passive investment company and services residential mortgages. CNB Insurance Agency, Inc. was formed to sell insurance and was dissolved in April 2005. All significant intercompany accounts and transactions have been eliminated in the consolidation.

     CASH AND CASH EQUIVALENTS:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds and federal funds sold.

     Cash and due from banks as of December 31, 2005 and 2004 includes $649,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

          -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. During the three years ended December 31, 2005 the Company did not classify any securities as trading.

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

     PREMISES AND EQUIPMENT:

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 3 to 99 years for buildings and 2 to 20 years for furniture and equipment.

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

     In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Bank classifies loans as in-substance repossessed or foreclosed if the Bank or its subsidiaries receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place. As of December 31, 2005 and December 31, 2004, the Company does not have any other real estate owned.

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

     Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair values.

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

     EARNINGS PER SHARE:

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average common shares outstanding were 1,683,031 in 2005, 1,503,373 in 2004 and 1,423,815 in 2003. Diluted EPS
     reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is not presented because there were no common stock equivalents in the three year period ended December 31, 2005.

     RECENT ACCOUNTING PRONOUNCEMENTS:

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements as the Company did not have any financial interests in variable interest entities at December 31, 2005.

     In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have an impact on the Company's financial position or results of operations since the Company acquired no loans subject to SFAS 114 since the effective date of SOP 03-3.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of this Statement is not anticipated to have a material impact on the Company's financial position or results of operations as there is no share-based payment arrangements with employees and the compensation expense related to the Directors Stock Retainer Plan is not anticipated to be material.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                     Amortized          Gross           Gross
                                                       Cost          Unrealized       Unrealized        Fair
                                                       Basis            Gains           Losses          Value
                                                   -------------    -------------   -------------   -------------
Available-for-sale securities:
   December 31, 2005:
     Equity securities                             $       3,031    $     145,058   $               $     148,089
     U.S. government agencies preferred stock         13,292,628           99,660         946,300      12,445,988
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                   52,390,332                        1,874,694      50,515,638
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                  41,550,010           75,980         293,765      41,332,225
     Money market mutual funds                         1,119,724        1,119,724
     Mortgage-backed securities                       42,312,984           15,325       1,161,952      41,166,357
                                                   -------------    -------------   -------------   -------------
                                                     150,668,709          336,023       4,276,711     146,728,021
     Money market mutual funds included in
       cash and cash equivalents                      (1,119,724)                                      (1,119,724)
                                                   -------------    -------------   -------------   -------------
                                                   $ 149,548,985    $     336,023   $   4,276,711   $ 145,608,297
                                                   =============    =============   =============   =============

   December 31, 2004:
     Equity securities                             $       3,031    $     142,727   $               $     145,758
     U.S. government agencies preferred stock         13,488,364            1,490       1,280,752      12,209,102
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                   53,771,554           53,170         408,766      53,415,958
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                  58,052,206          630,317         230,178      58,452,345
     Money market mutual funds                           941,890          941,890
     Mortgage-backed securities                       54,523,343          209,599         301,357      54,431,585
                                                   -------------    -------------   -------------   -------------
                                                     180,780,388        1,037,303       2,221,053     179,596,638
     Money market mutual funds included in
       cash and cash equivalents                        (941,890)                                        (941,890)
                                                   -------------    -------------   -------------   -------------
                                                   $ 179,838,498    $   1,037,303   $   2,221,053   $ 178,654,748
                                                   =============    =============   =============   =============

Held-to-maturity securities:
   December 31, 2005:
     Mortgage-backed securities                    $     146,856    $         346   $               $     147,202
                                                   =============    =============   =============   =============

   December 31, 2004:
     Mortgage-backed securities                    $     218,374    $       1,249   $               $     219,623
                                                   =============    =============   =============   =============

The scheduled maturities of debt securities were as follows as of December 31, 2005:

                                      Available-For-Sale         Held-To-Maturity
                                      ------------------    ---------------------------
                                                              Amortized
                                              Fair              Cost           Fair
                                             Value              Basis          Value
                                         ------------       ------------   ------------
Due after five years through ten years   $ 17,555,100       $              $
Due after ten years                        74,292,763
Mortgage-backed securities                 41,166,357            146,856        147,202
                                         ------------       ------------   ------------
                                         $133,014,220       $    146,856   $    147,202
                                         ============       ============   ============

During 2005,  proceeds from sales of  available-for-sale  securities amounted to
$83,572,466. Gross realized gains and gross realized losses on those sales amounted to $1,427,881 and $35,657, respectively. During 2004, proceeds from sales of available-for-sale securities amounted to $98,347,353. Gross realized gains and gross realized losses on those sales amounted to $1,577,110 and $87,205, respectively. During 2003, proceeds from sales of available-for-sale securities amounted to $49,353,780. Gross realized gains and gross realized losses on those sales amounted to $1,136,732 and $78,592, respectively. The tax provision applicable to these net realized gains amounted to $473,356, $580,318 and $412,146, respectively. In 2005, a writedown of $182,500 was recorded on an available-for-sale security.

The amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of December 31, 2005:

                                                          Amortized
                                                             Cost        Fair
                                                             Basis       Value
                                                          ----------  ----------
Federal National Mortgage Association Preferred Stock     $5,759,052  $5,603,706
Federal Home Loan Mortgage Corporation Preferred Stock     7,533,576   6,842,282

Total carrying amounts of $38,612,787 and $4,712,905 of debt securities were pledged to secure Federal Home Loan Bank advances, public deposits, treasury tax and loan and for other purposes as required by law as of December 31, 2005 and 2004, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows as of December 31, 2005:

                                                 Less than 12 Months           12 Months or Longer                  Total
                                             ---------------------------   ---------------------------   ---------------------------
                                                Fair         Unrealized       Fair         Unrealized       Fair         Unrealized
                                                Value          Losses         Value          Losses         Value          Losses
                                             ------------   ------------   ------------   ------------   ------------   ------------
U.S. government agencies preferred
   stock                                     $              $              $  9,983,488   $    946,300   $  9,983,488   $    946,300
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies                   30,132,339      1,192,830     20,383,299        681,864     50,515,638      1,874,694
Debt securities issued by states of the
   United States and political
   subdivisions of the states                  17,931,437        245,720      2,774,361         48,045     20,705,798        293,765
Mortgage-backed securities                     23,808,282        605,473     13,416,890        556,479     37,225,172      1,161,952
                                             ------------   ------------   ------------   ------------   ------------   ------------
     Total temporarily impaired securities   $ 71,872,058   $  2,044,023   $ 46,558,038   $  2,232,688   $118,430,096   $  4,276,711
                                             ============   ============   ============   ============   ============   ============

Securities exhibiting unrealized losses are analyzed to determine that the impairments are not other-than-temporary and the following information is considered. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agencies securities, which have a significant impact in financial markets, have minimal credit risk. All investments maintain a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities are issued by federal government agencies or by private issuers with minimum security ratings of AAA.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                       2005            2004
                                                  -------------   -------------
Commercial, financial and agricultural            $  15,354,328   $  15,126,711
Real estate - construction and land development      18,814,408      14,289,715
Real estate - residential                           135,618,937     130,414,119
Real estate - commercial                             40,889,007      35,486,897
Consumer                                              7,899,912       9,121,747
Other                                                    46,783          69,385
                                                  -------------   -------------
                                                    218,623,375     204,508,574
Unearned income                                          (8,056)        (18,529)
Allowance for loan losses                            (2,626,170)     (2,511,546)
                                                  -------------   -------------
           Net loans                              $ 215,989,149   $ 201,978,499
                                                  =============   =============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2005. Total loans to such persons and their companies amounted to $735,130 as of December 31, 2005. During 2005, principal advances of $528,868 were made and repayments totaled $605,027.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                 2005           2004           2003
                                             -----------    -----------    -----------
Balance at beginning of period               $ 2,511,546    $ 1,664,274    $ 1,458,359
Provision for loan losses                        210,000        250,000        312,500
Recoveries of loans previously charged off        39,094         28,302         48,508
Loans charged off                               (134,470)       (69,742)      (155,093)
Allowance related to business combination                       638,712
                                             -----------    -----------    -----------
Balance at end of period                     $ 2,626,170    $ 2,511,546    $ 1,664,274
                                             ===========    ===========    ===========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                                2005       2004
                                                               ------     ------
                                                                 (in thousands)
Total nonaccrual loans                                         $  694     $1,739
                                                               ======     ======

Accruing loans which are 90 days or more overdue               $   79     $  528
                                                               ======     ======

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                             2005                          2004
                                                                  ---------------------------   ---------------------------
                                                                  Recorded       Related        Recorded       Related
                                                                  Investment     Allowance      Investment     Allowance
                                                                  In Impaired    For Credit     In Impaired    For Credit
                                                                  Loans          Losses         Loans          Losses
                                                                  ------------   ------------   ------------   ------------
Loans for which there is a related allowance for credit losses    $          0   $          0   $    183,317   $          0

Loans for which there is no related allowance for credit losses
                                                                  ------------   ------------   ------------   ------------

           Totals                                                 $          0   $          0   $    183,317   $          0
                                                                  ============   ============   ============   ============

Average recorded investment in impaired loans during the
   year ended December 31                                         $     73,133                  $     73,327
                                                                  ============                  ============

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

           Total recognized                                       $      6,665                  $      5,843
                                                                  ============                  ============
           Amount recognized using a cash-basis method of
              accounting                                          $      6,665                  $      5,843
                                                                  ============                  ============

In 2005, 2004 and 2003 the Bank capitalized mortgage servicing rights totaling $73,849, $112,187 and $69,844, respectively, and amortized $164,178, $66,019 and
$1,924, respectively. The balance of capitalized mortgage servicing rights included in other assets at December 31, 2005 and 2004 was $414,900 and $498,371, respectively. On September 10, 2004 the Bank acquired mortgage servicing rights of $392,256, exclusive of $2,388 in valuation allowance, through the acquisition of Canaan National Bancorp, Inc.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

                                                           2005          2004
                                                         --------      --------
Balance, beginning of year                               $  7,973      $    670
Additions                                                  16,077         5,621
Valuation allowance from business combination               2,388
Reductions                                                (22,935)         (706)
                                                         --------      --------
Balance, end of year                                     $  1,115      $  7,973
                                                         ========      ========

The fair value of the mortgage servicing rights was $525,209 and $516,322 as of December 31, 2005 and 2004, respectively.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others was $49,567,721 and $49,026,331 at December 31, 2005 and 2004, respectively.

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                       2005             2004
                                                   -----------      -----------
Land                                               $   775,844      $   483,344
Buildings                                            5,629,513        5,338,726
Furniture and equipment                              2,696,510        2,364,380
                                                   -----------      -----------
                                                     9,101,867        8,186,450
Accumulated depreciation and amortization           (2,649,888)      (2,252,472)
                                                   -----------      -----------
                                                   $ 6,451,979      $ 5,933,978

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2005 and 2004 was $27,662,727 and $32,955,388,
respectively.

For time deposits as of December 31, 2005, the scheduled maturities for years ended December 31 are as follows:

              2006                                  $59,576,491
              2007                                   19,944,040
              2008                                    3,196,204
              2009                                    2,358,793
              2010                                    3,328,339
              Fair value adjustment                       4,014
                                                    -----------
                                                    $88,407,881
                                                    ===========

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were customers of the Bank during 2005. Total deposits of such persons and their companies amounted to $1,739,823 and $1,672,885 as of December 31, 2005 and 2004, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances  consist of funds  borrowed  from the Federal  Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2005, and thereafter, are summarized as follows:

               2006                                 $ 9,942,009
               2007                                   1,589,044
               2008                                  11,577,699
               2009                                   1,320,213
               2010                                  22,202,309
               Thereafter                            23,939,479
               Fair value adjustment                    444,861
                                                    -----------
                                                    $71,015,614
                                                    ===========

As of December 31, 2005, the following advances from the FHLB were redeemable at par at the option of the FHLB:

MATURITY DATE                 OPTIONAL REDEMPTION DATE                  AMOUNT
-------------                 ------------------------               -----------
  4/27/2009              1/26/2006 and quarterly thereafter          $   500,000
  4/27/2009              1/26/2006 and quarterly thereafter              500,000
  1/25/2010              1/25/2006 and quarterly thereafter           19,000,000
  2/8/2010               2/7/2006 and quarterly thereafter               600,000
  12/15/2010             3/15/2006 and quarterly thereafter              800,000
  12/20/2010             3/20/2006 and quarterly thereafter              500,000
  12/27/2010             3/27/2006 and quarterly thereafter            1,000,000
  1/24/2011              1/23/2006 and quarterly thereafter            1,000,000
  2/28/2011              2/27/2006 and quarterly thereafter           10,000,000
  2/28/2011              2/27/2006 and quarterly thereafter              850,000
  3/1/2011               3/1/2006 and quarterly thereafter               500,000
  3/7/2011               3/6/2006 and quarterly thereafter             1,000,000
  12/16/2013             3/15/2006 and quarterly thereafter           10,000,000

The advances also include $400,000 borrowed in 2002 at 4.37% which is a Knock-out Advance with a Strike Rate of 7%. If the three month LIBOR rate exceeds the Strike Rate of 7% on January 9, 2006 and quarterly thereafter, the FHLB will require that this borrowing become due immediately upon the Strike Date as defined in the Contract. As of December 31, 2005, the three month LIBOR was 4.54%. The maturity date is April 9, 2007.

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

At December 31, 2005, the interest rates on FHLB advances ranged from 1.55 percent to 6.30 percent. At December 31, 2005, the weighted average interest rate on FHLB advances was 4.90 percent.

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

The following tables set forth information about the plan as of December 31 and the years then ended, using a measurement date of December 31:

                                                                  2005           2004           2003
                                                              -----------    -----------    -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                    $ 4,108,971    $ 2,762,015    $ 2,019,027
   Adjustment                                                     960,236
   Actuarial loss (gain)                                          783,390        (12,650)       489,531
   Service cost                                                   466,570        259,513        188,104
   Interest cost                                                  290,825        220,533        148,033
   Benefits paid                                                 (154,050)       (80,676)       (82,680)
                                                              -----------    -----------    -----------
       Benefit obligation at end of year                        5,495,706      4,108,971      2,762,015
                                                              -----------    -----------    -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year     2,839,515      1,787,563      1,396,711
   Actual return on plan assets                                    94,489        140,306        205,463
   Contributions                                                  591,000        992,322        268,069
   Benefits paid                                                 (154,050)       (80,676)       (82,680)
                                                              -----------    -----------    -----------
       Fair value of plan assets at end of year                 3,370,954      2,839,515      1,787,563
                                                              -----------    -----------    -----------

Funded status (2,124,752)                                      (1,269,456)      (974,452)
Unrecognized net loss                                           2,330,482      1,503,149        560,356
Unrecognized prior service cost                                     2,696          3,589         93,653
Unamortized net obligation existing at date of adoption of
   SFAS No. 87                                                                     2,771         58,364
Additional minimum liability                                     (448,005)
                                                              -----------    -----------    -----------
       (Accrued) prepaid benefit cost included in the
         balance sheet                                        $  (239,579)   $   240,053    $  (262,079)
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

Amounts recognized in the balance sheets as of December 31, 2005 and 2004 consist of:

                                                        2005            2004
                                                    ------------    ------------
(Accrued) prepaid benefit cost                      $   (239,579)   $    240,053
Additional minimum liability                            (448,005)
Intangible asset                                           2,696
Accumulated other comprehensive loss                     445,309
                                                    ------------    ------------
       Net amount recognized                        $   (239,579)   $    240,053
                                                    ============    ============

The accumulated benefit obligation for the Bank's defined benefit pension plan was $3,610,533 and $2,824,624 at December 31, 2005 and 2004, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for 2005 and 2004. The rate of increase in future compensation levels was based on the following graded table for 2005 and 2004:

                           AGE                     RATE
                           ---                     ----
                            25                     4.75%
                            35                     4.25
                            45                     3.75
                            55                     3.25
                            65                     3.00

Components of net periodic cost are as follows for the years ended December 31:

                                               2005         2004         2003
                                            ---------    ---------    ---------
Service cost                                $ 466,570    $ 259,513    $ 188,104
Interest cost on benefit obligation           290,825      220,533      148,033
Expected return on assets                    (236,062)    (196,448)    (107,010)
Amortization of transition obligation           2,771       55,593        8,672
Amortization of prior service cost                893       90,064          892
Amortization of net loss                       97,630       60,935
                                            ---------    ---------    ---------
       Net periodic cost                    $ 622,627    $ 490,190    $ 238,691
                                            =========    =========    =========

The discount rate used to determine the net periodic cost was 6.00% for 2005, 2004 and 2003; and the expected return on plan assets was 7.50% for 2005 and 7.25% for 2004 and 2003.

The graded table was also used for the rate of compensation increase in determining the net periodic benefit cost in 2005 and 2004 and no rate of increase was used in 2003.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2005. In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 60% equity and 40% fixed income. The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 7.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets

The pension plan investments are managed by the Trust Department of the Bank. The investments in the plan are reviewed and approved by the Trust Committee. The asset allocation of the plan is a balanced allocation. Debt securities are timed to mature when employees are due to retire. Debt securities are laddered for coupon and maturity. Equities are put in the plan to achieve a balanced allocation and to provide growth of the principal portion of the plan and to provide diversification. The Trust Committee reviews the policies of the plan. The prudent investor rule and applicable ERISA regulations apply to the management of the funds and investment selections.

The Bank's pension plan asset allocations by asset category are as follows:

                                                    December 31, 2005          December 31, 2004
                                                 -----------------------    -----------------------
                Asset Category                   Fair Value    Percent      Fair Value     Percent
----------------------------------------------   ----------   ----------    ----------   ----------
Equity securities                                $  987,888         29.4%   $1,054,531         37.1%
U.S. Government treasury and agency securities    1,319,226         39.1       991,537         34.9
Corporate bonds                                      23,632           .7        24,032           .9
Mutual funds                                        583,354         17.3       462,875         16.3
Money market mutual funds                           344,620         10.2       306,540         10.8
Certificates of deposit                             112,234          3.3
                                                 ----------   ----------    ----------   ----------
         Total                                   $3,370,954        100.0%   $2,839,515        100.0%
                                                 ==========   ==========    ==========   ==========

There were no securities of the Bancorp and related parties included in plan assets as of December 31, 2005 and 2004.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and, in the aggregate, the five years thereafter:

                  2006                            $   119,000
                  2007                                167,000
                  2008                                 88,000
                  2009                                126,000
                  2010                                193,000
                  2011 - 2015                       3,685,000

The Bank contributed $671,000 to its pension plan in January of 2006 for the 2005 plan year and does not expect to make other contributions in 2006.

The Bank adopted a 401(k) Plan effective in 2000. Under the Plan eligible participants may contribute a percentage of their pay, subject to IRS limitations. The Bank may make discretionary contributions to the Plan. The Bank's contribution expense in the years ended December 31, 2005, 2004 and 2003 amounted to approximately $91,212, $60,000 and $46,000, respectively. Discretionary contributions vest in full after five years.

Fourteen of the Company's executives have a change in control agreement ("agreement") with the Company. The agreements provide that if following a "change-in-control" of the Company or Bank, an Executive Officer is terminated under certain defined circumstances, or is reassigned, within a period of twelve
(12) months following the change in control, such Executive Officer will be entitled to a lump sum payment equal to six or 12 months of his or her compensation based upon the most recent aggregate base salary paid to the Executive Officer in the twelve (12) month period immediately preceding the date of change in control.

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:

                                         2005         2004         2003
                                   ----------   ----------   ----------
Current:
   Federal                         $  986,976   $  631,007   $  708,089
   State                               60,164          250      422,520
                                   ----------   ----------   ----------
                                    1,047,140      631,257    1,130,609
                                   ----------   ----------   ----------
Deferred:
   Federal                             12,873      131,788      126,996
   State                                            11,903       10,345
   Change in valuation allowance       54,400
                                   ----------   ----------   ----------
                                       67,273      143,691      137,341
                                   ----------   ----------   ----------
     Total income tax expense      $1,114,413   $  774,948   $1,267,950
                                   ==========   ==========   ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                               2005       2004       2003
                                               ----       ----       ----
                                               % of       % of       % of
                                              Income     Income     Income
Federal income tax at statutory rate           34.0%      34.0%      34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                           (15.8)     (18.2)     (15.8)
   Other items                                  (.3)        .2        1.0
State tax, net of federal tax benefit            .7         .2        5.6
Change in valuation allowance                   1.0
                                               ----       ----       ----
       Effective tax rates                     19.6%      16.2%      24.8%
                                               ====       ====       ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                      2005           2004
                                                                  -----------    -----------
Deferred tax assets:
   Allowance for loan losses                                      $   704,341    $   662,814
   Interest on non-performing loans                                     8,385         24,611
   Accrued deferred compensation                                       22,429         18,810
   Post-retirement benefits                                            27,880         27,880
   Other real estate owned property writedown                          22,101         22,101
   Capital loss carryforward                                           89,250         27,200
   Mark to market purchase accounting adjustments                     323,515        318,244
   Preferred stock amortization                                         3,991          3,991
   Minimum pension liability                                          151,405
   Net unrealized holding loss on available-for-sale securities     1,339,834        461,071
                                                                  -----------    -----------
           Gross deferred tax assets                                2,693,131      1,566,722
           Valuation allowance                                        (81,600)       (27,200)
                                                                  -----------    -----------
                                                                    2,611,531      1,539,522

Deferred tax liabilities:
   Core deposit intangible asset                                     (633,725)      (621,035)
   Accelerated depreciation                                          (998,515)    (1,030,994)
   Discount accretion                                                    (189)        (5,299)
   Mortgage servicing rights                                         (141,067)      (169,446)
   Prepaid pension                                                   (244,011)       (81,619)
                                                                  -----------    -----------
           Gross deferred tax liabilities                          (2,017,507)    (1,908,393)
                                                                  -----------    -----------
Net deferred tax asset (liability)                                $   594,024    $  (368,871)
                                                                  ===========    ===========

Included in the net deferred tax liabilities activity during the year ending December 31, 2004 is a $704,560 deferred tax liability recorded related to the Canaan National Bancorp, Inc. merger.

As of December 31, 2005, the Company had no operating loss and tax credit carryovers for tax purposes.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2005 and 2004, the maximum potential amount of the Bank's obligation was $21,900 and $31,900, respectively, for financial and standby letters of credit. The Bank's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                               2005                         2004
                                   ---------------------------   ---------------------------

                                     Carrying         Fair         Carrying         Fair
                                      Amount          Value         Amount          Value
                                   ------------   ------------   ------------   ------------
Financial assets:
   Cash and cash equivalents       $ 10,204,375   $ 10,204,375   $ 11,677,494   $ 11,677,494
   Available-for-sale securities    145,608,297    145,608,297    178,654,748    178,654,748
   Held-to-maturity securities          146,856        147,202        218,374        219,623
   Federal Home Loan Bank stock       5,413,200      5,413,200      5,413,200      5,413,200
   Loans held-for-sale                  375,000        381,347
   Loans, net                       215,989,149    215,652,000    201,978,499    201,271,000
   Accrued interest receivable        2,362,924      2,362,924      2,256,499      2,256,499

Financial liabilities:
   Deposits                         287,271,202    287,598,000    298,841,846    299,977,000
   FHLB advances                     71,015,614     71,362,000     79,213,283     79,167,886
   Due to broker                                                    1,083,331      1,083,331

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                       2005              2004
                                                   -----------       -----------
Commitments to originate loans                     $ 3,242,137       $ 7,681,700
Standby letters of credit                               21,900            31,900
Unadvanced portions of loans:
   Home equity                                      24,847,998        23,085,518
   Commercial lines of credit                        8,495,283         9,136,426
   Construction                                      4,521,483         4,913,228
   Consumer                                          6,837,017         7,260,206
                                                   -----------       -----------
                                                   $47,965,818       $52,108,978

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

NOTE 13 - REGULATORY MATTERS
----------------------------

Bancorp and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                   To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
                                                        Actual            Adequacy Purposes        Action Provisions
                                                   ----------------       -----------------        -----------------
                                                   Amount     Ratio       Amount       Ratio       Amount       Ratio
                                                   ------     -----       ------       -----       ------       -----
                                                                      (Dollar amounts in thousands)
As of December 31, 2005:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $34,058    15.76%      $17,801       >8.0%          N/A
                                                                                        -
     Salisbury Bank and Trust Company               34,492    15.53        17,771       >8.0       $22,213      >10.0%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   32,432    14.58         8,900       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               31,732    14.29         8,885       >4.0        13,328       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   32,432     8.27        15,687       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               31,732     8.11        15,649       >4.0        19,562       >5.0
                                                                                        -                        -

                                                                                                   To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
                                                        Actual            Adequacy Purposes        Action Provisions
                                                   ----------------       -----------------        -----------------
                                                   Amount     Ratio       Amount       Ratio       Amount       Ratio
                                                   ------     -----       ------       -----       ------       -----
                                                                      (Dollar amounts in thousands)
As of December 31, 2004:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $31,579    12.13%      $20,825       >8.0%          N/A
                                                                                        -
     Salisbury Bank and Trust Company               31,008    11.90        20,840       >8.0       $26,050      >10.0%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   28,940    11.12        10,412       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               28,369    10.89        10,420       >4.0        15,630       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   28,940     7.22        16,042       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               28,369     7.09        16,016       >4.0        20,020       >5.0
                                                                                        -                        -

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

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner's approval is required for dividend payments which exceed the current year's net profits and retained net profits from the preceding two years. As of December 31, 2005, the Bank is restricted from declaring dividends to Bancorp in an amount greater than $1,682,846.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN
---------------------------------------

At the 2001 annual meeting the stockholders of Bancorp voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (the Plan)." This plan provides non-employee directors of the Company with shares of restricted stock of Bancorp as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the plan is 15,000. The first grant date under this plan preceded the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date the Plan was approved by the stockholders is issued an "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of Bancorp. In 2005, 2004 and 2003, 940, 840 and 840 shares, respectively, were issued under the Plan and the related compensation expense amounted to $36,566, $31,836 and $23,688, respectively.

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Canaan National had occurred at January 1, 2003:

                                                     Year Ended December 31,
                                                 -------------------------------
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

NOTE 16 - GOODWILL AND INTANGIBLE ASSETS
----------------------------------------

The Company's assets as of December 31, 2005 and 2004 include goodwill of $2,357,884 relating to the purchase of a branch of a bank in 2001. In 2004 the Company recorded $7,151,421 of additional goodwill from the merger with Canaan National Bancorp, Inc. Goodwill recognized in the 2004 merger is not deductible for tax purposes.

The Company evaluated its goodwill as of December 31, 2005 and 2004 and found no impairment.

A summary of acquired amortized intangible assets is as follows:

                                                         As of December 31, 2005
                                                 ------------------------------------
                                                    Gross                      Net
                                                  Carrying   Accumulated    Carrying
                                                   Amount    Amortization    Amount
                                                 ----------   ----------   ----------
Core deposit intangible-branch purchase          $  888,606   $  293,354   $  595,252

Core deposit intangible-Canaan National merger    1,191,279      128,816    1,062,463
                                                 ----------   ----------   ----------

           Total                                 $2,079,885   $  422,170   $1,657,715
                                                 ==========   ==========   ==========

                                                         As of December 31, 2004
                                                 ------------------------------------
                                                    Gross                      Net
                                                  Carrying   Accumulated    Carrying
                                                   Amount    Amortization    Amount
                                                 ----------   ----------   ----------
 Core deposit intangible-branch purchase         $  888,606   $  225,000   $  663,606

Core deposit intangible-Canaan National merger    1,191,279       32,754    1,158,525
                                                 ----------   ----------   ----------

           Total                                 $2,079,885   $  257,754   $1,822,131
                                                 ==========   ==========   ==========

Aggregate amortization expense was $164,416, $101,109 and $68,355 in 2005, 2004 and 2003, respectively. Amortization is being calculated on a straight-line basis.

Estimated amortization expense for each of the five years succeeding 2005 is as follows:

           2006                                        $164,216
           2007                                         164,216
           2008                                         164,216
           2009                                         164,216
           2010                                         164,216
                                                       --------
                                                       $821,080
                                                       ========

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

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                                 BALANCE SHEETS
                                 --------------

                           December 31, 2005 and 2004
                           --------------------------

ASSETS                                                     2005          2004
------                                                 -----------   -----------
Checking account in Salisbury Bank and Trust Company   $             $       630
Money market mutual funds                                1,119,724       941,890
                                                       -----------   -----------
           Cash and cash equivalents                     1,119,724       942,520
Investment in subsidiary                                40,741,857    40,129,049
Other assets                                                 1,577        35,484
                                                       -----------   -----------
           Total assets                                $41,863,158   $41,107,053
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                      $   420,835   $   403,776
Other liabilities                                                          3,677
                                                       -----------   -----------
           Total liabilities                               420,835       407,453
Total stockholders' equity                              41,442,323    40,699,600
                                                       -----------   -----------
           Total liabilities and stockholders' equity  $41,863,158   $41,107,053
                                                       ===========   ===========

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                              STATEMENTS OF INCOME
                              --------------------

                  Years Ended December 31, 2005, 2004 and 2003
                  --------------------------------------------


                                                                    2005           2004           2003
                                                                 -----------    -----------    -----------
Dividend income from subsidiary                                  $ 1,780,000    $ 7,510,000    $ 1,540,000
Taxable interest on securities                                        24,068          4,375          2,873
                                                                 -----------    -----------    -----------
                                                                   1,804,068      7,514,375      1,542,873
                                                                 -----------    -----------    -----------

Legal expense                                                         10,500         26,823
Supplies and printing                                                  1,632          2,042          6,873
Other expense                                                         27,559         24,167         63,405
                                                                 -----------    -----------    -----------
                                                                      29,191         36,709         97,101
                                                                 -----------    -----------    -----------
Income before income tax benefit and equity in undistributed
   (distributed) net income of subsidiary                          1,774,877      7,477,666      1,445,772
Income tax benefit                                                    (1,577)        (5,647)       (32,000)
                                                                 -----------    -----------    -----------
Income before equity in undistributed (distributed) net
   income of subsidiary                                            1,776,454      7,483,313      1,477,772
Equity in undistributed (distributed) net income of subsidiary     2,784,887     (3,464,371)     2,362,330
                                                                 -----------    -----------    -----------
           Net income                                            $ 4,561,341    $ 4,018,942    $ 3,840,102
                                                                 ===========    ===========    ===========

                                              SALISBURY BANCORP, INC.
                                              -----------------------

                                               (Parent Company Only)

                                             STATEMENTS OF CASH FLOWS
                                             ------------------------

                                     Years Ended December 31, 2005, 2004 and 2003
                                     --------------------------------------------



                                                                            2005           2004           2003
                                                                        -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                           $ 4,561,341    $ 4,018,942    $ 3,840,102
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in (undistributed) distributed net income of subsidiary    (2,784,887)     3,464,371     (2,362,330)
       Deferred tax expense                                                                                 1,000
       Decrease (increase) in taxes receivable                                4,070         (5,647)
       Decrease (increase) in due from subsidiary                                           33,000        (23,547)
       Decrease (increase) in other assets                                   29,837        189,807       (219,644)
       Decrease in other liabilities                                         (3,677)       (78,323)
       Issuance of shares for Director's fees                                36,566         31,836         23,688
                                                                        -----------    -----------    -----------

   Net cash provided by operating activities                              1,843,250      7,653,986      1,259,269
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
   Cash paid to Canaan National Bancorp, Inc. shareholders                              (6,020,163)
   Cash and cash equivalents acquired from Canaan National
     Bancorp, Inc., net of expenses paid of $309,419                                       222,868
                                                                        -----------    -----------    -----------

   Net cash used in investing activities                                                (5,797,295)
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
   Dividends paid                                                        (1,666,046)    (1,415,074)    (1,295,533)
                                                                        -----------    -----------    -----------

   Net cash used in financing activities                                 (1,666,046)    (1,415,074)    (1,295,533)
                                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                        177,204        441,617        (36,264)
Cash and cash equivalents at beginning of year                              942,520        500,903        537,167
                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                                $ 1,119,724    $   942,520    $   500,903
                                                                        ===========    ===========    ===========

Supplemental disclosure:
       Liability assumed in merger with Canaan National Bancorp, Inc.                  $    82,000

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2005 and 2004 follows:

                                    (In thousands, except earnings per share)
                                                2005 Quarters Ended
                                     ---------------------------------------
                                     March 31   June 30  Sept. 30    Dec. 31
                                     --------   -------  --------    -------

Interest and dividend income         $  5,034  $  5,069  $  5,272   $  5,441
Interest expense                        1,645     1,744     1,906      2,057
                                     --------  --------  --------   --------
   Net interest and dividend income     3,389     3,325     3,366      3,384
Provision (benefit) for loan losses        90        90        90        (60)
Other income                            1,389     1,226     1,275        975
Other expense                           3,026     2,965     3,068      3,385
                                     --------  --------  --------   --------
   Income before income taxes           1,662     1,496     1,483      1,034
Income tax expense                        333       188       352        241
                                     --------  --------  --------   --------
   Net income                        $  1,329  $  1,308  $  1,131   $    793
                                     ========  ========  ========   ========

Earnings per common share            $    .79  $    .78  $    .67   $    47
                                     ========  ========  ========   ========

                                    (In thousands, except earnings per share)
                                                2004 Quarters Ended
                                     ---------------------------------------
                                     March 31   June 30  Sept. 30    Dec. 31
                                     --------   -------  --------    -------
Interest and dividend income         $  3,755  $  3,815  $  4,105   $  4,876
Interest expense                        1,269     1,273     1,390      1,727
                                     --------  --------  --------   --------
   Net interest and dividend income     2,486     2,542     2,715      3,149
Provision for loan losses                  60        60        60         70
Other income                            1,092     1,122     1,124      1,417
Other expense                           2,077     2,260     2,985      3,281
                                     --------  --------  --------   --------
   Income before income taxes           1,441     1,344       794      1,215
Income tax expense (benefit)              369       248        (2)       160
                                     --------  --------  --------   --------
   Net income                        $  1,072  $  1,096  $    796   $  1,055
                                     ========  ========  ========   ========

Earnings per common share            $    .74  $    .77  $    .54   $    63
                                     ========  ========  ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, the Company and the Bank have had no changes in or disagreements with independent accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of December 31, 2005, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the year ended December 31, 2005, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors and Executive Officers of the Registrant is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of such Code of Ethics is available upon request to any person, without charge, by writing to John F. Foley, Chief Financial Officer, Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, CT 06039.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding Executive Compensation is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report on Form l0-K.

     1. Financial Statements:

          The financial statements filed as part of this report are listed in the index appearing at Item 8.

     2. Financial Statement Schedules:

          Such schedules are omitted because they are inapplicable or the information is included in the consolidated financial statements or notes thereto.

     3. Exhibits Required by Item 601 of Regulation S-K:

        Exhibit No.    Description
        ----------     -----------
           3.1         Certificate of Incorporation of Salisbury Bancorp, Inc. (1)
           3.2         Bylaws of Salisbury Bancorp, Inc., as amended (2)
           10          Pension Supplement Agreement with John F. Perotti (3)
           10.2        Form of Change in Control Agreement with Executive Officers (4)
           10.3        Director Stock Retainer Plan (5)
           11          Computation of Earnings per Share
           21          Subsidiaries of the Company
           31.1        Rule 13a-15(e) Certification
           31.2        Rule 13a-15(e) Certification
           32          Section 1350 Certifications


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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 27, 2006.

                                             SALISBURY BANCORP, INC.

                                             By: /s/ John F. Perotti
                                                 -----------------------
                                                 John F. Perotti
                                                 Chairman and
                                                 Chief Executive Officer

                                             By: /s/ John F. Foley
                                                 -----------------------
                                                 John F. Foley
                                                 Chief Financial Officer
                                                 and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                             Date
---------                          -----                             ----

 /s/ John F. Perotti               Chairman,                    March 27, 2006
----------------------------       Chief Executive Officer
 (John F. Perotti)
                                   and Director

 /s/ Louis E. Allyn, II            Director                     March 27, 2006
----------------------------
(Louis E. Allyn, II)

 /s/ John R. H. Blum               Director                     March 27, 2006
----------------------------
(John R. H. Blum)

 /s/ Louise F. Brown               Director                     March 27, 2006
----------------------------
(Louise F. Brown)

 /s/ Richard J. Cantele, Jr.       Director                     March 27, 2006
----------------------------
(Richard J. Cantele, Jr.)

 /s/ Robert S. Drucker             Director                     March 27, 2006
----------------------------
(Robert S. Drucker)

/s/ Nancy F. Humphreys             Director                     March 27, 2006
----------------------------
(Nancy F. Humphreys)

/s/ Holly J. Nelson                Director                     March 27, 2006
----------------------------
(Holly J. Nelson)

 /s/ Michael A. Varet              Director                     March 27, 2006
----------------------------
(Michael A. Varet)