Form 10-Q
period 2006-03-31
SALISBURY BANCORP INC
filed 2006-05-11
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2006
                              ----------------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 20, 2006, there were 1,683,341 shares outstanding.


                                 SALISBURY BANCORP, INC. AND SUBSIDIARY

                                            TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                                                      Page

Item 1.  Financial Statements:                                                                        3

         Condensed Consolidated Balance Sheets -March 31, 2006 (unaudited)
                           and December 31, 2005                                                      4
         Condensed Consolidated Statements of Income -three months ended March 31, 2006
                           and 2005 (unaudited)                                                       5
         Condensed Consolidated Statements of Cash Flows -three months ended March 31, 2006
                            and 2005 (unaudited)                                                      6
         Notes to Condensed Consolidated Financial Statements  (unaudited)                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  15

Item 4.  Controls and Procedures                                                                     16


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 16

Item 3.  Defaults Upon Senior Securities                                                             16

Item 4.  Submission of Matters to a Vote of Security Holders                                         16

Item 5.  Other Information                                                                           16

Item 6.  Exhibits                                                                                    16

Signatures                                                                                           16

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements.


                              SALISBURY BANCORP, INC. AND SUBSIDIARY
                              --------------------------------------

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                               -------------------------------------
                           (amounts in thousands, except per share data)
                               March 31, 2006 and December 31, 2005

                                                                           March 31    December 31
                                                                             2006         2005
                                                                             ----         ----
ASSETS                                                                    (unaudited)
------
Cash and due from banks                                                    $   7,009    $   8,432
Interest bearing demand deposits with other banks                                935          652
Money market mutual funds                                                        706        1,120
Federal funds sold                                                             4,981            0
                                                                           ---------    ---------
         Cash and cash equivalents                                            13,631       10,204
Investments in available-for-sale securities (at fair value)                 142,400      145,608
Investments in held-to-maturity securities (fair values of $78,000 as of
   March 31, 2006 and $147,000 as of December 31, 2005)                           78          147
Federal Home Loan Bank stock, at cost                                          5,413        5,413
Loans held-for-sale                                                              444            0
Loans, less allowance for loan losses of $2,592,000 as of March 31, 2006
   and $2,626,000 as of December 31, 2005                                    218,065      215,989
Investment in real estate                                                         75           75
Premises and equipment                                                         6,345        6,452
Goodwill                                                                       9,509        9,509
Core deposit intangible                                                        1,617        1,658
Accrued interest receivable                                                    2,075        2,363
Cash surrender value of life insurance policies                                3,454        3,424
Other assets                                                                   2,127        2,080
                                                                           ---------    ---------
         Total assets                                                      $ 405,233    $ 402,922
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                     $  63,066    $  63,996
   Interest-bearing                                                          226,616      223,275
                                                                           ---------    ---------
         Total deposits                                                      289,682      287,271
Federal Home Loan Bank advances                                               70,854       71,016
Other liabilities                                                              1,795        3,193
                                                                           ---------    ---------
         Total liabilities                                                   362,331      361,480
                                                                           ---------    ---------
Stockholders' equity:
   Common stock, par value $.10 per share; authorized
    3,000,000 shares; issued and outstanding, 1,683,341 shares
     at March 31, 2006 and December 31, 2005                                     168          168
   Paid-in capital                                                            13,068       13,068
   Retained earnings                                                          32,248       31,101
   Accumulated other comprehensive loss                                       (2,582)      (2,895)
                                                                           ---------    ---------
         Total stockholders' equity                                           42,902       41,442
                                                                           ---------    ---------
         Total liabilities and stockholders' equity                        $ 405,233    $ 402,922
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


                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                  (amounts in thousands, except per share data)
                             March 31, 2006 and 2005
                                   (unaudited)

                                                                    Three Months Ended
                                                                      March 31, 2006
                                                                       2006    2005
                                                                      ------   ------
Interest and dividend income:
     Interest and fees on loans                                       $3,628   $3,210
     Interest on debt securities:
          Taxable                                                      1,268    1,102
          Tax-exempt                                                     495      656
     Dividends on equity securities                                       60       48
     Other interest                                                        9       18
                                                                      ------   ------
                   Total interest and dividend income                  5,460    5,034
                                                                      ------   ------
Interest expense:
     Interest on deposits                                              1,338      908
     Interest on Federal Home Loan Bank advances                         829      737
                                                                      ------   ------
               Total interest expense                                  2,167    1,645
                                                                      ------   ------
               Net interest and dividend income                        3,293    3,389
Provision for loan losses                                                  0       90
                                                                      ------   ------
               Net interest and dividend income after provision for
                    loan losses                                        3,293    3,299
                                                                      ------   ------
Noninterest income:
     Trust department income                                             485      388
     Loan commissions                                                     14       72
     Service charges on deposit accounts                                 177      144
     Gain on sales of available-for-sale securities, net                  74      486
     Gain on sales of loans held-for-sale                                 62       94
     Other income                                                        214      205
                                                                      ------   ------
               Total noninterest income                                1,026    1,389
                                                                      ------   ------
Noninterest expense:
     Salaries and employee benefits                                    1,703    1,808
     Occupancy expense                                                   176      186
     Equipment expense                                                   187      187
     Data processing                                                     283      197
     Insurance                                                            31       40
     Printing and stationery                                              53       59
     Professional fees                                                    90       74
     Legal expense                                                        25       26
     Amortization of core deposit intangible                              41       41
     Other expense                                                       248      408
                                                                      ------   ------
               Total noninterest expense                               2,837    3,026
                                                                      ------   ------
               Income before income taxes                              1,482    1,662
Income taxes                                                             335      333
                                                                      ------   ------
               Net income                                             $1,147   $1,329
                                                                      ======   ======

Earnings per common share                                             $  .68   $  .79
                                                                      ======   ======


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                   Three months ended March 31, 2006 and 2005
                                   (unaudited)

                                                                       2006        2005
                                                                     --------    --------
Cash flows from operating activities:
   Net income                                                        $  1,147    $  1,329
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Amortization of securities, net                                   44          79
         Gain on sales of available-for-sale securities, net              (74)       (486)
         Provision for loan losses                                          0          90
         Change in loans held-for-sale                                   (444)        375
         Net decrease in mortgage servicing rights                         30           0
         Depreciation and amortization                                    138         126
         Amortization of core deposit intangible                           41          41
         Accretion of fair value adjustment on deposits/borrowings        (37)        (34)
         Amortization of fair value adjustment on loans                    38          47
         Decrease in interest receivable                                 (178)          0
         Deferred tax benefit
         Decrease in taxes receivable                                       0         509
         Increase in prepaid expenses                                    (571)       (101)
         Increase in cash surrender value of insurance policies           (30)        (30)
         Increase in income taxes payable                                   0
                                                                                      217
         Increase in other assets                                        (818)
         Decrease in accrued expenses                                    (486)       (374)
         Increase (decrease) in interest payable                           19         (31)
         (Decrease) increase in other liabilities                         (72)        790
         Decrease in unearned income on loans                             (16)          0
                                                                     --------    --------

Net cash provided by operating activities                                 346       1,577
                                                                     --------    --------

Cash flows from investing activities:
  Purchases of available-for-sale securities                          (21,573)    (25,750)
  Proceeds from sales of available-for-sale securities                 22,169      25,877
  Proceeds from maturities of available-for-sale securities             2,671      22,975
  Proceeds from maturities of held-to-maturity securities                  69           4
  Loan originations and principal collections, net                     (2,105)     (1,106)
  Recoveries of loans previously charged-off                                7           5
  Capital expenditures                                                    (22)       (615)
                                                                     --------    --------

Net cash provided by investing activities                               1,216      21,390
                                                                     --------    --------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                                (8,881)     (1,828)
   Net increase (decrease) in time deposits                            11,296      (2,204)
   Federal Home Loan Bank advances                                     10,000
   Principal payments on advances from Federal Home Loan Bank            (295)    (20,442)
   Net change in short term advances from Federal Home Loan Bank       (9,834)
   Dividends paid                                                        (421)       (404)
                                                                     --------    --------

Net cash provided by (used in) financing activities                     1,865     (24,878)
                                                                     --------    --------

Net increase (decrease) in cash and cash equivalents                    3,427      (1,911)
Cash and cash equivalents at beginning of period                       10,204      11,678
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 13,631    $  9,767
                                                                     ========    ========

Supplemental disclosures:
   Interest paid                                                     $  2,203    $  1,676
   Income taxes paid                                                        5         116

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Comprehensive Income
                                                  Three months ended
                                                       March 31,
                                                    2006       2005
                                                   -------   -------
                                                 (amounts in thousands)

Net income                                         $ 1,147   $ 1,329
Net change in unrealized holding gains or losses
 on securities during period                           313    (1,295)
                                                   -------   -------
Comprehensive income                               $ 1,460   $    34
                                                   =======   =======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company was required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements as the Company did not have any financial interests in variable interest entities at December 31, 2005 or March 31, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of this Statement did not have an impact on the Company's financial position or results of operations as there are no share-based payment arrangements with employees and the compensation expense related to the Directors Stock Retainer Plan is not anticipated to be material.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost of the Company's defined benefit pension plan for the periods indicated:

                                              Three Months Ended
                                                  March 31,
                                              2006         2005
                                           ----------------------

Components of net periodic benefit cost:
   Service cost                            $ 121,433    $  83,542
   Interest cost                              81,748       60,930
   Expected return on plan assets            (71,417)     (50,228)
   Amortization of:
      Prior service costs                        223          223
      Transition obligation                        0          693
      Actuarial loss                          24,132       17,412
                                           ---------    ---------
   Net periodic benefit cost               $ 156,119    $ 112,572
                                           =========    =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                                     6.00%            6.00%
   Average wage increase                         Graded table*    Graded table*
   Return on plan assets                             7.25%            7.25%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations.

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices including a Trust and Investment Services Division located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the three months ended March 31, 2006 was $1,147,000. This compares to earnings of $1,329,000 for the same period in 2005. Earnings per share for the three months ended March 31, 2006 totaled $.68 per share, compared to earnings per share of $.79 for the corresponding period in 2005. The decrease in earnings is primarily attributable to a decrease in noninterest income specifically, reduced income from gains on sales of securities when comparing the two periods. Increasing short-term interest rates and unchanging long-term interest rates have created a flat and sometimes inverted yield curve during the first quarter of 2006. This environment impacts market opportunities to increase portfolio yields and enhance duration for improving portfolio performance. In addition, this environment of generally increasing interest rates has slowed the activity in the secondary mortgage market, which has resulted in a decrease in income from sales of mortgage loans in the secondary market. Total noninterest expense for the first quarter of 2006 decreased 6.2% when comparing the corresponding period in 2005. This decrease is primarily the result of managements continuing efforts to control operating expenses.

The Company's assets at March 31, 2006 totaled $405,233,000 compared to total assets of $402,922,000 at December 31, 2005. During the first three months of 2006 net loans outstanding increased $2,076,000 to $218,065,000. This compares to total net loans outstanding of $215,989,000 at December 31, 2005.
Non-performing loans totaled $832,000 at March 31, 2006 as compared to non-performing loans totaling $773,000 at December 31, 2005. This represents an increase of $59,000 or 7.6%. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at March 31, 2006 totaled $289,682,000 as compared to total deposits of $287,271,000 at December 31, 2005. The increase at quarter end is primarily attributable to seasonal cash flows.

As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's total risk based capital ratio was 16.15%; the Tier 1 capital ratio was 14.92% and the leverage ratio was 8.68%. As a result of the Company's first quarter financial performance, the Board of Directors declared a first quarter cash dividend of $.26 per common share, which was paid on April 28, 2006 to shareholders of record as of March 31, 2006. This compared to a cash dividend of $.25 per common share that was paid for the first quarter of 2005.

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

                        THREE MONTHS ENDED MARCH 31, 2006
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net Interest and Dividend Income
--------------------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its noninterest income, from its community banking operations. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Department, service charges and other fees related to deposit and loan accounts and from gains recognized on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months ended March 31,            2006     2005
                                       ------   ------
Total interest and dividend income     $5,460   $5,034
(financial statements)
Tax equivalent adjustment                 255      338
                                       ------   ------
Total interest and dividend income
      (on an FTE basis)                 5,715    5,372
Total interest expense                  2,167    1,645
                                       ------   ------
Net interest and dividend income-FTE   $3,548   $3,727
                                       ======   ======

Total interest and dividend income on an FTE basis for the three months ended March 31, 2006, when compared to the same period in 2005, increased $343,000 or approximately 6.4%. The increase was primarily attributable to an increase in earning assets as well as an economic environment of increased interest rates.

Interest expense on deposits for the first three months of 2006 totaled $1,338,000, an increase of $430,000 or 47.4% which compared to $908,000 for the same period in 2005. This increase is primarily the result of an economic environment of generally higher interest rates. Although Federal Home Loan Bank advances have decreased during the three month period ended March 31, 2006, interest expense on these advances increased 12.5% to $829,000. This increase in interest expense is also attributable to an economic environment of increased interest rates. Total interest expense for the three months ended March 31, 2006 was $2,167,000, an increase of $522,000 or 31.7% when compared to the same period in 2005.

Overall, net interest and dividend income (on an FTE basis) decreased $179,000 or 4.8% to $3,548,000 for the period ended March 31, 2006 when compared to the same period in 2005.

Noninterest Income
------------------

Noninterest income totaled $1,026,000 for the three months ended March 31, 2006, a decrease of $363,000 or 26.1% compared to noninterest income of $1,389,000 for the three months ended March 31, 2005. Continuing growth of the Trust Department has resulted in an increase in trust income of $97,000 or 25.0% to $485,000 for the first three months of 2006. Gains on sales of available-for-sale securities decreased 84.8% to $74,000 for the first three months of 2006 compared to the corresponding period in 2005. This decrease is primarily the result of the active movement of market rates during the quarter. The yield curve continued to flatten and was inverted at times during the first quarter which made it difficult to take advantage of opportunities presented by the positive slope of yields during that time. Other income consists primarily of fees associated with transactions accounts and in addition, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans. Other income for the first three months of 2006 totaled $214,000 and compares to $205,000 for the same period in 2005.

Noninterest Expense
-------------------

Noninterest expense decreased 6.2% for the first three months of 2006 as compared to the same period in 2005. The decreases in the noninterest expenses listed in the table below are all primarily attributable to management's continuing efforts to control operating expenses. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):
                                              2006     2005    Change   % Change
--------------------------------------------------------------------------------
   Salaries and employee benefits            $1,703   $1,808   $ (105)    (5.81)
   Occupancy expense                            176      186      (10)    (5.38)
   Equipment expense                            187      187        0         0
   Data processing                              283      197       86      43.7
   Insurance                                     31       40       (9)    (22.5)
   Printing and stationery                       53       59       (6)    (10.2)
   Professional fees                             90       74       16      21.6
   Legal expense                                 25       26       (1)      3.9
   Amortization of core deposit intangible       41       41        0         0
   Other expense                                248      408     (160)    (39.2)
                                             ------   ------   ------    ------
Total noninterest expense                    $2,837   $3,026   $ (189)     (6.2)
                                             ======   ======    ======

Income Taxes
------------

The income tax provision for the first three months of 2006 totaled $335,000 in comparison to $333,000 for the same three month period in 2005. Pretax income in 2006 was $1,482,000 and included tax exempt income totaling $495,000. Pretax income in 2005 was $1,662,000 and included tax exempt income totaling $656,000. Taxable income for both periods being compared was approximately the same resulting in a tax provision that also was approximately the same.

Net Income
----------

Overall, net income totaled $1,147,000 for the three months ended March 31, 2006 and represents earnings of $.68 per share. This compares to net income of $1,329,000 or $.79 per share for the same period in 2005.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 2006 were $405,233,000, compared to $402,922,000 at December 31, 2005, an increase of approximately 1%. The increase is primarily the result of an increase in earning assets during the quarter made possible by an increase in deposits.

Securities
----------

During the three months ended March 31, 2006, the securities portfolio, including Federal Home Loan Bank stock, decreased $3,277,000 or 2.17% to $147,891,000 from $151,168,000 at December 31, 2005. The decrease is primarily a reflection of portfolio securities being sold and called during the period with the proceeds being used primarily to fund loan growth.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At March 31, 2006, the unrealized loss net of tax was $2,582,000. This compares to an unrealized loss net of tax of $2,895,000 at December 31, 2005. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

New business development during the first three months of 2006 coupled with a small increase in loan demand resulted in an increase in total loans outstanding to $220,664,000 at March 31, 2006. This compares to total loans outstanding of $218,623,000 at December 31, 2005. This is an increase of $2,041,000 or 1.0%.
Competition for loans remains aggressive in the Bank's market area, especially in the residential mortgage loan market.

The following table represents the composition of the loan portfolio at March 31, 2006 and December 31, 2005:

                                          March 31, 2006     December 31, 2005
                                          --------------     -----------------

(amounts in thousands)
Commercial, financial and agricultural       $  15,657          $  15,354
Real Estate-construction and land
     development                                20,348             18,814
Real Estate-residential                        135,342            135,619
Real Estate-commercial                          41,989             40,889
Consumer                                         7,267              7,900
Other                                               61                 47
                                             ---------          ---------
                                               220,664            218,623
Unearned income                                     (7)                (8)
Allowance for loan losses                       (2,592)            (2,626)
                                             ---------          ---------
Net Loans                                    $ 218,065          $ 215,989
                                             =========          =========

Net loans at March 31, 2006 increased 1.0% to $218,065,000 when compared to net loans of $215,989,000 at December 31, 2005. At March 31, 2006 and December 31, 2005 approximately 90% of the Bank's loan portfolio was related to real estate products.

Provisions and Allowance for Loan Losses
----------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance or reserve for loan and lease losses through charges to earnings. The Bank evaluates the adequacy of the allowance on a monthly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2006. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly. There was no provision expense for allowances for loan losses for the first three months period of 2006. This compares to a loan loss provision of $90,000 that was made during the corresponding period in 2005.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Bank's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

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

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At March 31, 2006, nonperforming loans totaled $832,000 or 0.38% of total loans outstanding of $220,664,000. The allowance for loan losses totaled $2,592,000, representing 311.54% of nonperforming loans and 1.18% of total loans outstanding at March 31, 2006. Nonperforming loans totaled $773,000 or .35% of total loans outstanding of $218,623,000 at December 31, 2005. The allowance for loan losses totaled $2,626,000 at December 31, 2005 and represented 339.72% of nonperforming loans and 1.2% of total loans outstanding. A total of $41,000 of loans was charged off by the Bank during the three months ended March 31, 2006. These charged-off loans consisted primarily of commercial loans. This compares to loans charged off during the three months period ended March 31, 2005 which totaled $15,000. A total of $7,000 of previously charged-off loans was recovered during the three month period ended March 31, 2006. Recoveries for the same period in 2005 totaled $5,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at March 31, 2006 and December 31, 2005:

                             March 31, 2006      December 31, 2005
                             --------------      -----------------
                                   (amounts in thousands)

Demand                          $ 63,066            $ 63,996
NOW                               24,758              25,900
Money Market                      52,200              57,401
Savings                           49,958              51,567
Time                              99,700              88,407
                                --------            --------
Total Deposits                  $289,682            $287,271
                                ========            ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At March 31, 2006, the Company had $70,854,000 in outstanding advances from the Federal Home Loan Bank compared to $71,016,000 at December 31, 2005. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

Interest Rate Risk
------------------

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on net interest income. Net interest income is sensitive to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than earning assets. In an attempt to manage its exposure to changes in interest rates, the Bank's assets and liabilities are managed in accordance with policies established and reviewed by the Bank's Board of Directors. The Bank's Asset/Liability Management Committee monitors asset and deposit levels and developments and trends in interest rates, liquidity and capital. One of the primary financial objectives is to manage interest rate risk and control the sensitivity of earnings to changes in interest rates in order to prudently improve net interest income and manage the maturities and interest rate sensitivities of assets and liabilities.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2006, the Company maintains a slight asset sensitive (positive gap) position. This would suggest that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at March 31, 2006 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At March 31, 2006 the Company had approximately $53,332,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At March 31, 2006, the Company had $42,902,000 in stockholders' equity, an increase of 3.5 % when compared to December 31, 2005 stockholders' equity totaling $41,442,000. Net income for the three-month period ended March 31, 2006 totaled $1,147,000. Market conditions resulted in a decrease in accumulated other comprehensive loss to $2,582,000 from $2,895,000 at December 31, 2005.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and management deems the securities to be not other than temporarily impaired. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At March 31, 2006, the Company had a total consolidated risk based capital ratio of 16.15%, a tier 1 risk based capital ratio of 14.92% and a leverage ratio of 8.68%. This compares to a total consolidated risk based capital ratio of 15.76%, a tier 1 risk based capital ratio of 14.58% and a leverage ratio of 8.27% at December 31, 2005. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The Committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage the interest rate sensitivity gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. Please refer to Interest Rate Risk and Liquidity under Item 2. The Company's interest rate risk and liquidity position has not significantly changed from year end 2005.

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of March 31, 2006, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the three month period ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.  Not applicable

Item 1A. - Risk Factors.  Not applicable

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. - Defaults Upon Senior Securities.  Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. - Other Information.  Not applicable

Item 6. - Exhibits.

                  11 Computation of Earnings per Share.

                  31.1-Rule 13a-14(a)/15d-14(a) Certification.

                  31.2-Rule 13a-14(a)/15d-14(a) Certification.

                  32- Section 1350 Certifications.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SALISBURY BANCORP, INC.

         Date: May 10, 2006                       by: /s/ John F. Perotti
              -------------                           -------------------
                                                      John F. Perotti
                                                      Chief Executive Officer

         Date: May 10, 2006                       by: /s/ John F. Foley
              -------------                           -----------------
                                                      John F. Foley
                                                      Chief Financial Officer