Form 10-Q
period 2006-06-30
SALISBURY BANCORP INC
filed 2006-08-11
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2006
                              --------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________  to ___________________

                         Commission file number 0-24751
                                                -------

                             Salibury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Connecticut                                             06-1514263
-------------------------------                             --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

     5 Bissell Street        Lakeville       Connecticut            06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrants Telephone Number, Including Area Code  (860) 435-9801
                                                   --------------


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated Filer" in Rule 12b-2 of the Exchange Act). (Check
one):

Large Accelerated Filer [_]   Accelerated Filer [_]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes[_]       No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2006, there were 1,684,181 shares outstanding.
                                      ------------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




Part I. FINANCIAL INFORMATION                                               Page

Item 1. Financial Statements:                                                 3

        Condensed Consolidated Balance Sheets -June 30, 2006 (unaudited)
          and December 31, 2005                                               4

        Condensed Consolidated Statements of Income -six and three months
          ended June 30, 2006 and 2005  (unaudited)                           5

        Condensed Consolidated Statements of Cash Flows -six months ended
          June 30, 2006 and 2005 (unaudited)                                  6

        Notes to Condensed Consolidated Financial Statements (unaudited)      8

Item 2. Management's Discussion and Analysis of Financial Condition          10
          and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk           19

Item 4. Controls and Procedures                                              19


Part II.OTHER INFORMATION

Item 1. Legal Proceedings                                                    19

Item 1A.Risk Factors                                                         19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3. Defaults Upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    19

Item 6. Exhibits                                                             19

Signatures                                                                   20

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)
                       June 30, 2006 and December 31, 2005
                       -----------------------------------

                                                                                   June 30,    December 31,
                                                                                     2006         2005
                                                                                   ---------    ---------
ASSETS
(unaudited)
Cash and due from banks                                                            $   7,208    $   8,432
Interest bearing demand deposits with other banks                                        305          652
Money market mutual funds                                                                824        1,120
                                                                                   ---------    ---------
         Cash and cash equivalents                                                     8,337       10,204
Investments in available-for-sale securities (at fair value)                         145,191      145,608
Investments in held-to-maturity securities (fair values of $77 as of
   June 30, 2006 and $147 as of December 31, 2005)                                        77          147
Federal Home Loan Bank stock, at cost                                                  4,553        5,413
Loans held-for-sale                                                                      117            0
Loans, less allowance for loan losses of $2,580 as of June 30, 2006
   and $2,626 as of December 31, 2005                                                228,337      215,989
Investment in real estate                                                                 75           75
Premises and equipment                                                                 6,319        6,452
Goodwill                                                                               9,509        9,509
Core deposit intangible                                                                1,576        1,658
Accrued interest receivable                                                            2,392        2,363
Cash surrender value of life insurance policies                                        3,484        3,424
Other assets                                                                           3,198        2,080
                                                                                   ---------    ---------
         Total assets                                                              $ 413,165    $ 402,922
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                           $  67,992    $  63,996
     Interest-bearing                                                                230,442      223,275
                                                                                   ---------    ---------
         Total deposits                                                              298,434      287,271
Federal Home Loan Bank advances                                                       70,413       71,016
Other liabilities                                                                      3,313        3,193
                                                                                   ---------    ---------
         Total liabilities                                                           372,160      361,480
                                                                                   ---------    ---------
Stockholders' equity:
  Common stock, par value $.10 per share;  authorized  3,000,000 shares;  issued and outstanding, 1,684,181 shares at June 30, 2006 and 1,683,341 shares
    at December 31, 2005                                                                 168          168
  Paid-in capital                                                                     13,100       13,068
  Retained earnings                                                                   32,379       31,101
  Accumulated other comprehensive loss                                                (4,642)      (2,895)
                                                                                   ---------    ---------
         Total stockholders' equity                                                   41,005       41,442
                                                                                   ---------    ---------
         Total liabilities and stockholders' equity                                $ 413,165    $ 402,922
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                  (amounts in thousands, except per share data)
                             June 30, 2006 and 2005
                                   (unaudited)

                                                           Six Months Ended     Three Months Ended
                                                                June 30,            June 30,
                                                             2006      2005      2006       2005
                                                           -------   -------   -------    -------
Interest and dividend income:
     Interest and fees on loans                            $ 7,471   $ 6,449   $ 3,843    $ 3,239
     Interest on debt securities:
          Taxable                                            2,562     2,239     1,294      1,137
          Tax-exempt                                         1,057     1,282       562        626
     Dividends on equity securities                            130       101        70         53
     Other interest                                             29        32        20         14
                                                           -------   -------   -------    -------
                      Total interest and dividend income    11,249    10,103     5,789      5,069
                                                           -------   -------   -------    -------
Interest expense:
     Interest on deposits                                    2,957     1,887     1,619        979
     Interest on Federal Home Loan Bank advances             1,741     1,502       912        765
                                                           -------   -------   -------    -------
               Total interest expense                        4,698     3,389     2,531      1,744
                                                           -------   -------   -------    -------
               Net interest and dividend income              6,551     6,714     3,258      3,325
Provision for loan losses                                        0       180         0         90
                                                           -------   -------   -------    -------
               Net interest and dividend income after
                     provision for  loan losses              6,551     6,534     3,258      3,235
                                                           -------   -------   -------    -------
Noninterest income:
     Trust department income                                   935       777       450        389
     Loan commissions                                           45       126        31         54
     Service charges on deposit accounts                       359       303       182        159
     Gain (loss) on sales of available-for-sale                 61       837       (13)       351
         securities, net
     Gain on sales of loans held-for-sale                      230       136       168         45
     Other income                                              397       436       183        228
                                                           -------   -------   -------    -------
               Total noninterest income                      2,027     2,615     1,001      1,226
                                                           -------   -------   -------    -------
Noninterest expense:
     Salaries and employee benefits                          3,410     3,510     1,707      1,702
     Occupancy expense                                         352       349       176        163
     Equipment expense                                         381       374       194        187
     Data processing                                           610       556       327        359
     Insurance                                                  63        75        32         35
     Printing and stationery                                   129       163        76        104
     Professional fees                                         180       134        90         60
     Legal expense                                              63       101        38         75
     Amortization of core deposit intangible                    82        82        41         41
     Other expense                                             559       647       311        239
                                                           -------   -------   -------    -------
               Total noninterest expense                     5,829     5,991     2,992      2,965
                                                           -------   -------   -------    -------
               Income before income taxes                    2,749     3,158     1,267      1,496
Income taxes                                                   596       521       261        188
                                                           -------   -------   -------    -------
               Net income                                  $ 2,153   $ 2,637   $ 1,006    $ 1,308
                                                           =======   =======   =======    =======

Earnings per common share                                  $  1.28   $  1.57   $   .60    $   .78
                                                           =======   =======   =======    =======
Dividends per average share outstanding                    $   .52   $   50   $   .26    $   .25
                                                           =======   =======   =======    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                     Six months ended June 30, 2006 and 2005
                                   (unaudited)

                                                                       2006        2005
                                                                     --------    --------
Cash flows from operating activities:
   Net income                                                        $  2,153    $  2,637
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Amortization of securities, net                                   67         152
         Gain on sales of available-for-sale securities, net              (61)       (837)
         Provision for loan losses                                          0         180
         Change in loans held-for-sale                                   (117)        (23)
         Net decrease in mortgage servicing rights                         16           0
         Depreciation and amortization                                    272         245
         Amortization of core deposit intangible                           82          82
         Accretion of fair value adjustment on deposits/borrowings        (69)        (77)
         Amortization of fair value adjustment on loans                    63         107
         Increase in interest receivable                                  (28)        (44)
         Deferred tax benefit                                            (187)        (27)
         Decrease (increase) in taxes receivable                          280        (125)
         Increase in prepaid expenses                                    (344)       (899)
         Increase in cash surrender value of insurance policies           (60)        (60)
         Decrease in other assets                                           0         291
         Decrease in accrued expenses                                    (682)       (137)
         Increase in interest payable                                      43           1
         Increase in other liabilities                                     92          60
         Issuance of shares for Directors' fees                            32          36
         Decrease in unearned income on loans                             (54)          0
                                                                     --------    --------

Net cash provided by operating activities                               1,498       1,562
                                                                     --------    --------

Cash flows from investing activities:
  Redemption of Federal Home Loan Bank stock                              860           0
  Purchases of available-for-sale securities                          (33,644)    (49,235)
  Proceeds from sales of available-for-sale securities                 27,163      46,170
  Proceeds from maturities of available-for-sale securities             4,900      26,419
  Proceeds from maturities of held-to-maturity securities                  70          11
  Loan originations and principal collections, net                    (12,381)     (4,523)
  Recoveries of loans previously charged-off                               22          14
  Capital expenditures                                                   (125)       (710)
                                                                     --------    --------

Net cash (used in) provided by investing activities                   (13,135)     18,146
                                                                     --------    --------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                     Six months ended June 30, 2006 and 2005
                                   (unaudited)
                                   (continued)


                                                                     2006        2005
                                                                   --------    --------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                              (7,443)     (5,780)
   Net increase (decrease) in time deposits                          18,609      (5,557)
   Federal Home Loan Bank advances                                   10,000      11,560
   Principal payments on advances from Federal Home Loan Bank        (9,943)    (20,786)
   Net change in short term advances from Federal Home Loan Bank       (594)          0
   Dividends paid                                                      (859)       (828)
                                                                   --------    --------

Net cash  provided by (used in) financing activities                  9,770     (21,391)
                                                                   --------    --------

Net decrease in cash and cash equivalents                            (1,867)     (1,683)
Cash and cash equivalents at beginning of year                       10,204      11,678
                                                                   --------    --------
Cash and cash equivalents at end of period                         $  8,337    $  9,995
                                                                   ========    ========


Supplemental disclosures:
   Interest paid                                                   $  4,724    $  3,388
   Income taxes paid                                                    503         673


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K.

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

Comprehensive Income (Loss)

                                                      Six months ended       Three months ended
                                                           June 30,              June 30,
                                                       2006       2005        2006        2005
                                                     -------    -------      -------    -------
                                                   (amounts in thousands)  (amounts in thousands)

Net income                                           $ 2,153    $ 2,637      $ 1,006    $ 1,308
Net change in unrealized holding (losses) or gains
 on securities during period                          (1,747)        78       (2,060)     1,373
                                                     -------    -------      -------    -------
Comprehensive income (loss)                          $   406    $ 2,715      $(1,054)   $ 2,681
                                                     =======    =======      =======    =======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this Statement is not anticipated to have a material impact on the Company's financial position or results of operations as there are no share-based payment arrangements with employees and the compensation expense related to the Directors Stock Retainer Plan is not anticipated to be material.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires any entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the six months and three months ended June 30:


                                              Six Months Ended         Three Months Ended
                                                  June 30,                 June 30,
                                           2006              2005    2006              2005
                                           ----------------------    ----------------------

Components of net periodic benefit cost:
   Service cost                            $ 242,865    $ 233,285    $ 121,432    $ 149,743
   Interest cost                             163,496      145,413       81,748       84,483
   Expected return on plan assets           (142,833)    (133,806)     (71,416)     (83,578)
  Amortization of:
      Prior service costs                        447          446          224          223
      Transition obligation                        0        1,386            0          693
      Actuarial loss                          48,263       32,668       24,131       15,256
                                           ---------    ---------    ---------    ---------
   Net periodic benefit cost               $ 312,238    $ 279,392    $ 156,119    $ 166,820
                                           =========    =========    =========    =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

Discount rate                   6.00%          6.00%          6.00%          6.00%
Average wage increase   Graded table*  Graded table*  Graded table*  Graded table*
Return on plan assets           7.25%          7.25%          7.25%          7.25%



*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation that is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices including a Trust and Investment Services Division located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the six months ended June 30, 2006 was $2,153,000. This compares to earnings of $2,637,000 for the same period in 2005. Earnings per share for the six months ended June 30, 2006 totaled $1.28 per share that compared to earnings per share of $1.57 for the corresponding period in 2005. The decrease in earnings is primarily attributable to a decrease in non-interest income; specifically, reduced income from gains in securities transactions when comparing the two periods. During the first six months of 2006, the Company's gains on sale of available-for-sale securities amounted to $61,000 as compared with $837,000 during the same period in 2005. In addition, the Federal Reserve Bank has moved interest rates upward. This action is raising short term rates flattening the yield curve. As a result, the cost of deposits and the cost of borrowed funds are increasing at a faster pace than the earnings yield on the loan and securities portfolios. This interest rate environment compresses the net interest margins for financial intermediaries like the Bank. Total non-interest expense for the first six months of 2006 decreased $162,000 or 2.70% when comparing the corresponding period in 2005. This decrease is primarily the result of managements continuing efforts to control operating expenses.

The Company's assets at June 30, 2006 totaled $413,165,000 compared to total assets of $402,922,000 at December 31, 2005. New business development efforts have resulted in growth in net loans outstanding which totaled $228,454,000 at June 30, 2006. This is an increase of $12,464,000 or 5.77% when compared to total net loans of $215,989,000 at December 31, 2005. Non-performing loans totaled $771,000 at June 30, 2006 as compared to non-performing loans totaling $773,000 at December 31, 2005. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at June 30, 2006 totaled $298,434,000 as compared to total deposits of $287,271,000 at December 31, 2005. The increase is primarily the result of the Bank's decision to begin using brokered deposits as part of a growth strategy. As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Company's total risk based capital ratio was 16.13%; the Tier 1 capital ratio was 15.00% and the leverage ratio was 8.54%. The Board of Directors declared a second quarter cash dividend of $.26 per common share, which was paid on July 31, 2006 to shareholders of record as of June 30, 2006. This compared to a cash dividend of $.25 per common share that was paid for the second quarter of 2005. Year-to-date dividends total $.52 per common share outstanding for this year. This compares to total year-to-date dividends of $.50 per common share one year ago.

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


                         SIX MONTHS ENDED JUNE 30, 2006
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Interest Income
-------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its non-interest incomes. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Non-interest income is primarily derived from the trust and investment services division, service charges and other fees related to deposit and loan accounts and income from gains in securities transactions. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Six Months Ended June 30,                      2006      2005
                                             -------   -------
Total Interest and Dividend Income
(financial statements)                       $11,249   $10,103
Tax Equivalent Adjustment                        545       660
                                             -------   -------
Total Interest and Dividend Income
      (on an FTE basis)                       11,794    10,763
Total Interest Expense                         4,698     3,389
                                             -------   -------
Net Interest and Dividend Income-FTE         $ 7,096   $ 7,374
                                             =======   =======

Total interest and dividend income on an FTE basis for the six months ended June 30, 2006, when compared to the same period in 2005, increased $1,031,000 or approximately 9.58%. The increase was primarily attributable to an economic environment experiencing an increase in interest rates as well as an increase in earning assets.

Interest expense on deposits for the first six months of 2006 totaled $2,957,000, an increase of $1,070,000 or 56.70% which compared to $1,887,000 for the same period in 2005. This increase reflects an economic environment of generally higher interest rates as well as growth in deposits. Although Federal Home Loan Bank advances decreased less than 1% during the six month period ended June 30, 2006, interest expense on these advances increased 15.91% to
$1,741,000. This increase in interest expense is also attributable to an economic environment of increasing interest rates. Total interest expense for the six months ended June 30, 2006 was $4,698,000, an increase of $1,309,000 or 38.62% when compared to the same period in 2005.

Overall, net interest and dividend income (on an FTE basis) decreased $278,000 or 3.77% to $7,096,000 for the period ended June 30, 2006 when compared to the same period in 2005.

Noninterest Income
------------------

Noninterest income totaled $2,027,000 for the six months ended June 30, 2006. This is a decrease of $588,000 or 22.49% compared to noninterest income of $2,615,000 for the six months ended June 30, 2005. Gains on sales of available-for-sale securities decreased 92.71% to $61,000 for the first six months of 2006 compared to the corresponding period in 2005. This decrease is primarily the result of the movement of market rates during the quarter. The yield curve continued to flatten and was inverted at times during the first six months of 2006 which limited opportunities to generate gains on sales of available-for-sale securities. However, continuing growth of the trust and investment services division has resulted in an increase in trust income of $158,000 or 20.33% to $935,000 for the first six months of 2006, which compares to $777,000 for the same period in 2005.

Other income has remained consistent when comparing the first six months of 2006 to the same period in 2005. This category of income primarily consists of fees associated with transaction accounts and in addition, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans.

Noninterest Expense

Noninterest expense decreased 2.7% for the first six months of 2006 as compared to the same period in 2005. Although there are some increases in noninterest expenses which are attributable to normal volumes of business, the overall decreases in the noninterest expenses listed in the table below are all primarily attributable to management's continuing efforts to control operating expenses. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2006     2005    Change%    Change
-----------------------------------------------------------------------------
Salaries and employee benefits            $3,410   $3,510   $ (100)     (2.8)
Occupancy expense                            352      349        3        .9
Equipment expense                            381      374        7       1.9
Data processing                              610      556       54       9.7
Insurance                                     63       75      (12)    (16.0)
Printing and stationery                      129      163      (34)    (20.9)
Professional fees                            180      134       46      34.3
Legal expense                                 63      101      (38)    (37.6)
Amortization of core deposit intangible       82       82        0         0
Other expense                                559      647      (88)    (13.6)
                                          ------   ------   ------    ------
      Total noninterest expense           $5,829   $5,991   $ (162)     (2.7)
                                          ======   ======   ======    ======

Income Taxes
------------

The income tax provision for the first six months of 2006 totaled $596,000 in comparison to $521,000 for the same six month period in 2005. Pretax income in 2006 was $2,749,000 and included tax exempt income totaling $1,057,000. Pretax income in 2005 was $3,158,000 and included tax exempt income totaling $1,282,000. The increase in the income tax provision is primarily attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $2,153,000 for the six months ended June 30, 2006 and represents earnings of $1.28 per average share outstanding. This compares to net income of $2,637,000 or $1.57 per average share outstanding for the same period in 2005.

                        THREE MONTHS ENDED JUNE 30, 2006
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net Interest Income
-------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months Ended June 30                                    2006       2005
                                                            -------    -------
 Total Interest and Dividend Income
(financial statements)                                      $ 5,789    $ 5,069
Tax Equivalent Adjustment                                       290        322
                                                            -------    -------
     Total Interest and Dividend Income (on an FTE basis)     6,079      5,391
Total Interest (Expense)                                     (2,531)    (1,744)
                                                            -------    -------
Net Interest and Dividend Income-FTE                        $ 3,548    $ 3,647
                                                            =======    =======

Total interest and dividend income on an FTE basis for the three months ended June 30, 2006 increased $688,000 or approximately 12.76% compared to the same period in 2005. The increase was primarily attributable to an economic environment with generally higher interest rates and an increase in earning assets. Interest expense on deposits increased $640,000 or 65.37% for the quarter to $1,619,000 compared to $979,000 for the same quarter in 2005. This increase is primarily the result of an economic environment of increasing interest rates coupled with an increased deposit base. Federal Home Loan Bank advances have decreased slightly during the three month period ended June 30, 2006 when compared to the corresponding period in 2005. Interest expense on these advances however, have increased $147,000 or 19.22% and totaled $912,000 for the three months ended June 30, 2006 compared to $765,000 for the corresponding period in 2005. Total interest expense for the three months ending June 30, 2006 was $2,531,000 compared to total interest expense for the same period in 2005 of $1,744,000, an increase of $787,000 or 45.13%. This increase is a reflection of an economic environment of rising interest rates and the result of generally higher interest rates on Federal Home Loan Bank advances. Overall, net interest and dividend income (on an FTE basis) decreased $99,000 or 2.71% to $3,548,000 for the three month period ended June 30, 2006 when compared to the corresponding period in 2005.

Noninterest Income
------------------

Noninterest income totaled $1,001,000 for the three months ended June 30, 2006 as compared to $1,226,000 for the three months ended June 30, 2005. This decrease of $225,000 or 18.35% is primarily attributable to reduced income from gains in securities transactions. Losses on sales of available-for-sale securities totaled $13,000 for the second quarter of 2006. This compares to gains on sales of available-for-sale securities of $351,000 for the corresponding period in 2005. This decrease is primarily the result of the movement of market rates during the quarter. The yield curve continued to flatten which limited opportunities to generate gains on sales of available-for-sale securities. However, income from the trust and investment services division increased $61,000 or 15.68% to $450,000 for the second quarter of 2006 compared to the same period in 2005. This is primarily the result of continued growth in assets under management. Other noninterest income is primarily related to fees associated with transaction accounts and fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans. The volumes of these transactions are driven primarily by consumer demand which results in variances from quarter to quarter. Year-to-date volumes however, are consistent when comparing 2006 to 2005.

Noninterest Expense
-------------------

Noninterest expense totaled $2,992,000 for the three month period ended June 30, 2006 as compared to $2,965,000 for the same period in 2005, an increase of $27,000 or 0.91%. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2006     2005    Change%    Change
-----------------------------------------------------------------------------
Salaries and employee benefits            $1,707   $1,702   $    5        .3
Occupancy expense                            176      163       13       8.0
Equipment expense                            194      187        7       3.7
Data processing                              327      359      (32)     (8.9)
Insurance                                     32       35       (3)      (.9)
Printing and stationery                       76      104      (28)    (26.9)
Professional fees                             90       60       30      50.0
Legal expense                                 38       75      (37)    (49.3)
                                          ------   ------   ------    ------
Amortization of core deposit intangible       41       41        0         0
Other expense                                311      239      (72)    (30.1)
                                          ------   ------   ------    ------
      Total noninterest expense           $2,992   $2,965   $   27       91
                                          ======   ======   ======    ======

Income Taxes
------------

The income tax provision for the three month period ended June 30, 2006 totaled $261,000 in comparison to $188,000 for the same three month period in 2005. The increase in the income tax provision is attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $1,006,000 for the three months ended June 30, 2006 and represents earnings of $.60 per average share outstanding share. This compares to net income of $1,308,000 for the same period in 2005, a decrease of $302,000 or 23.09% and compares to earnings per share of $.78 for the period.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 2006 were $413,165,000, compared to $402,922,000 at December 31, 2005, an increase of approximately 2.54%. The increase is primarily the result of an increase in loans during the period that were funded by an increase in deposits.

Securities
----------

During the six months ended June 30, 2006, the securities portfolio, including Federal Home Loan Bank stock, decreased $1,347,000 or .89% to $149,821,000 from $151,168,000 at December 31, 2005. The decrease is primarily a reflection of portfolio securities being sold and called during the period with the proceeds being used to fund loan growth.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At June 30, 2006, the unrealized loss net of tax was $4,642,000. This compares to an unrealized loss net of tax of $2,895,000 at December 31, 2005. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

New business development during the first half of 2006 coupled with an increase in loan demand resulted in an increase in total loans outstanding to
$230,917,000 at June 30, 2006. This compares to total loans outstanding of $218,615,000 at December 31, 2005. This is an increase of $12,302,000 or 5.63%.
Competition for loans remains aggressive in the Bank's market area, especially in the residential mortgage loan market.

The following table represents the composition of the loan portfolio comparing June 30, 2006 to December 31, 2005:

                                         June 30, 2006    December 31, 2005
                                         -------------    -----------------
                                              (amounts in thousands)
Commercial, financial and agricultural     $  14,903          $  15,354
Real Estate-construction and land
     development                              17,843             18,814
Real Estate-residential                      139,692            135,619
Real Estate-commercial                        50,806             40,889
Consumer                                       7,596              7,900
Other                                             82                 47
                                           ---------          ---------
                                             230,922            218,623
Unearned income                                   (5)                (8)
Allowance for loan losses                     (2,580)            (2,626)
                                           ---------          ---------
Net Loans                                  $ 228,337          $ 215,989
                                           =========          =========

Provisions and Allowance for Loan Losses
----------------------------------------

Net loans at June 30, 2006 increased 5.72% to $228,337,000 when compared to net loans of $215,989,000 at December 31, 2005. At June 30, 2006 approximately 90% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 89% of the portfolio was related to real estate at December 31, 2005. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance or reserve for loan and lease losses through charges to earnings. There was no provision expense for allowances for loan losses for the first six month period of 2006. This compares to a loan loss provision of $180,000 made during the comparable period in 2005.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2006. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At June 30, 2006, nonperforming loans totaled $771,000 or 0.33% of total loans outstanding of $230,917,000. The allowance for loan losses totaled $2,580,000 representing 334.63% of nonperforming loans. Nonperforming loans totaled $773,000 or 0.35% of total loans outstanding of $218,615,000 at December 31, 2005. The allowance for loan losses totaled $2,626,000 at December 31, 2005 and represented 339.71% of nonperforming loans. A total of $68,000 of loans were charged off by the Bank during the six months ended June 30, 2006. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the six month period ended June 30, 2005 which totaled $33,000. A total of $22,000 of previously charged-off loans was recovered during the six month period ended June 30, 2006. Recoveries for the same period in 2005 totaled $14,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at June 30, 2006 and December 31, 2005:

                         June 30, 2006   December 31, 2005
                         -------------   -----------------
                             (amounts in thousands)

Demand                     $ 67,992          $ 63,996
NOW                          23,151            25,900
Money Market                 53,034            57,401
Savings                      47,244            51,567
Time                        107,013            88,407
                           --------          --------
Total Deposits             $298,434          $287,271
                           ========          ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At June 30, 2006, the Company had $70,413,000 in outstanding advances from the Federal Home Loan Bank compared to $71,016,000 at December 31, 2005. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

Off-Balance Sheet Arrangements

In the normal course of business the Company enters into certain relationships characterized as lending related off-balance sheet arrangements. These lending commitments have various terms and are designed to accommodate the financial needs of consumers, businesses and other entities. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off balance sheet lending-related financial instruments by remaining maturity at June 30, 2006:


June 30, 2006
(amounts in thousands)

By remaining maturity                  Less than 1 year    1-3 years       4-5 years    After 5 years       Total
---------------------------------------------------------------------------------------------------------------------
Off balance sheet lending-related
Financial Instruments
    Residential real estate related     $      5,094   $      2,539     $               $     33,224     $     40,857
    Commercial related                         4,478          7,233                            1,162           12,873
    Consumer related
    Standby letters of credit                                    22                                                22
---------------------------------------------------------------------------------------------------------------------

     Total                              $      9,572   $      9,794     $     34,386    $     34,386     $     53,752
---------------------------------------------------------------------------------------------------------------------

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2006, the Company maintains a liability sensitive (negative gap) position. This would suggest that during a period of declining interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of rising interest rates, a negative gap would result in a decrease in interest income. The level of interest rate risk at June 30, 2006 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2006 the Company had approximately $53,752,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At June 30, 2006, the Company had $41,005,000 in stockholders' equity, a decrease of 1.05% when compared to December 31, 2005 stockholders' equity totaling $41,442,000. Earnings for the six-month period ended June 30, 2006 totaled $2,153,000. Market conditions resulted in an increase in accumulated other comprehensive loss to $4,642,000 from $2,895,000 at December 31, 2005.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and management deems the securities to be not other than temporarily impaired. The Company has declared two quarterly dividends resulting in a decrease in capital of $875,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $32,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At June 30, 2006, the Company had a total risk based capital ratio of 16.13% compared to 15.76% at December 31, 2005. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

Impact of Inflation and Changing Prices
---------------------------------------

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not a material factor in recent years, inflation could impact earnings in future periods.

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


                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of June 30, 2006, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the six month period ended June 30, 2006 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.  Not applicable

Item 1A.  Risk Factors.  Not applicable

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. Unregistered Sales of Equity Securities and Use of Proceeds. On May 10, 2006, the Company issued 840 shares of common stock to members of its Board of Directors under the terms of the Director Stock Retainer Plan. The shares were issued in a private transaction in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was received upon issuance of the shares.

Item 3. - Defaults Upon Senior Securities.  Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders. Incorporated by reference from Form 8-K filed May 12, 2006.

Item 5. - Other Information.  Not applicable

Item 6. - Exhibits


         11 Computation of Earnings per Share.

         31.1 - Rule 13a-14(a)/15d-14(a) Certification.

         31.2 - Rule 13a-14(a)/15d-14(a) Certification.

         32 - Section 1350 Certifications

                             SALISBURY BANCORP, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Salisbury Bancorp, Inc.

         Date: August 11, 2006               by:  /s/ John F. Perotti
               ---------------                   --------------------
                                                   John F. Perotti
                                                   Chief Executive Officer

         Date: August 11, 2006               by:  /s/ John F. Foley
               ---------------                   ------------------
                                                   John F. Foley
                                                   Chief Financial Officer