Form 10-Q
period 2006-09-30
SALISBURY BANCORP INC
filed 2006-11-06
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2006
                              --------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              --------------------------------

                         Commission file number 0-24751
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Connecticut                                    06-1514263
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

5 Bissell Street Lakeville Connecticut                    06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrants Telephone Number, Including Area Code   (860) 435-9801
                                                   ----------------


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated Filer" in Rule 12b-2 of the Exchange Act). (Check
one):

Large Accelerated Filer [_]   Accelerated Filer [_]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [_]           No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
        As of November 3, 2006, there were 1,684,181 shares outstanding.
                                           ----------------------------


                                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                               TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION                                                                            Page


Item 1.   Financial Statements:                                                                              3

          Condensed Consolidated Balance Sheets -September 30, 2006 (unaudited)
                                 and December 31, 2005                                                       4
          Condensed Consolidated Statements of Income -nine and three months ended September 30, 2006
                                 and 2005  (unaudited)                                                       5
          Condensed Consolidated Statements of Cash Flows -nine months ended September 30, 2006
                                 and 2005 (unaudited)                                                        6
          Notes to Condensed Consolidated Financial Statements (unaudited)                                   8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                         19

Item 4.   Controls and Procedures                                                                            19


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                  20

Item 1A.  Risk Factors                                                                                       20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                        20

Item 3.   Defaults Upon Senior Securities                                                                    20

Item 4.   Submission of Matters to a Vote of Security Holders                                                20

Item 5.   Other Information                                                                                  20

Item 6.   Exhibits                                                                                           20

Signatures                                                                                                   20


                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                       SALISBURY BANCORP, INC. AND SUBSIDIARY
                                       --------------------------------------

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       -------------------------------------
                                   (amounts in thousands, except per share data)
                                      September 30, 2006 and December 31, 2005
                                      ----------------------------------------

                                                                                     September 30,    December 31,
                                                                                          2006            2005
                                                                                          ----            ----
ASSETS                                                                                (unaudited)
------
Cash and due from banks                                                               $      5,804    $      8,432
Interest bearing demand deposits with other banks                                            1,171             652
Money market mutual funds                                                                    1,043           1,120
Federal funds sold                                                                             347               0
                                                                                      ------------    ------------
             Cash and cash equivalents                                                       8,365          10,204
 Investments in available-for-sale securities (at fair value)                              158,049         145,608
Investments in held-to-maturity securities (fair values of $76 as of
     September 30, 2006 and $147 as of December 31, 2005)                                       76             147
Federal Home Loan Bank stock, at cost                                                        4,553           5,413
Loans held-for-sale                                                                            150               0
Loans, less allowance for loan losses of $2,580 as of September 30, 2006
     and $2,626 as of December 31, 2005                                                    231,167         215,989
Investment in real estate                                                                       75              75
Premises and equipment                                                                       6,224           6,452
Goodwill                                                                                     9,509           9,509
Core deposit intangible                                                                      1,535           1,658
Accrued interest receivable                                                                  2,415           2,363
Cash surrender value of life insurance policies                                              3,514           3,424
Other assets                                                                                 1,797           2,080
                                                                                      ------------    ------------
             Total assets                                                             $    427,429    $    402,922
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Noninterest-bearing                                                              $     66,232    $     63,996
     Interest-bearing                                                                      241,676         223,275
                                                                                      ------------    ------------
             Total deposits                                                                307,908         287,271
Federal Home Loan Bank advances                                                             72,322          71,016
Other liabilities                                                                            2,361           3,193
                                                                                      ------------    ------------
             Total liabilities                                                             382,591         361,480
                                                                                      ------------    ------------
Stockholders' equity:
     Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,684,181 shares at September 30, 2006 and 1,683,341 shares
      at December 31, 2005                                                                     168             168
     Paid-in capital                                                                        13,100          13,068
     Retained earnings                                                                      33,100          31,101
     Accumulated other comprehensive loss                                                   (1,530)         (2,895)
                                                                                      ------------    ------------
             Total stockholders' equity                                                     44,838          41,442
                                                                                      ------------    ------------
             Total liabilities and stockholders' equity                               $    427,429    $    402,922
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


                                 SALISBURY BANCORP, INC. AND SUBSIDIARY
                                 --------------------------------------

                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              -------------------------------------------

                             (amounts in thousands, except per share data)
                                      September 30, 2006 and 2005
                                              (unaudited)

                                                                 Nine Months Ended   Three Months Ended
                                                                   September 30,       September 30,
                                                                  2006      2005      2006      2005
                                                                  ----      ----      ----      ----
Interest and dividend income:
     Interest and fees on loans                                  $11,471   $ 9,811   $ 3,999   $ 3,362
Interest on debt securities:
       Taxable                                                     3,967     3,497     1,405     1,258
       Tax-exempt                                                  1,652     1,857       595       575
     Dividends on equity securities                                  211       158        81        57
     Other interest                                                   60        52        31        20
                                                                 -------   -------   -------   -------
           Total interest and dividend income                     17,361    15,375     6,111     5,272
                                                                 -------   -------   -------   -------
Interest expense:
     Interest on deposits                                          4,843     2,962     1,886     1,075
     Interest on Federal Home Loan Bank advances                   2,609     2,333       868       831
                                                                 -------   -------   -------   -------
           Total interest expense                                  7,452     5,295     2,754     1,906
                                                                 -------   -------   -------   -------
           Net interest and dividend income                        9,909    10,080     3,357     3,366
Provision for loan losses                                              0       270         0        90
                                                                 -------   -------   -------   -------
          Net interest and dividend income after provision for
              loan losses                                          9,909     9,810     3,357     3,276
                                                                 -------   -------   -------   -------
Noninterest income:
     Trust department income                                       1,410     1,119       476       342
     Loan commissions                                                 80       226        35       101
     Service charges on deposit accounts                             527       470       168       167
     Gain on sales of available-for-sale securities, net             294     1,227       233       390
     Gain on sales of loans held-for-sale                            290       176        60        40
     Other income                                                    638       672       241       235
                                                                 -------   -------   -------   -------
           Total noninterest income                                3,239     3,890     1,213     1,275
                                                                 -------   -------   -------   -------
Noninterest expense:
     Salaries and employee benefits                                5,262     5,359     1,852     1,849
     Occupancy expense                                               538       524       186       175
     Equipment expense                                               586       557       205       183
     Data processing                                                 869       796       259       240
     Insurance                                                        95       111        32        36
     Printing and stationery                                         183       209        54        46
     Professional fees                                               303       223       123        89
     Legal expense                                                    94       144        31        43
     Amortization of core deposit intangible                         123       123        41        41
     Other expense                                                   877     1,013       318       366
                                                                 -------   -------   -------   -------
           Total noninterest expense                               8,930     9,059     3,101     3,068
                                                                 -------   -------   -------   -------
           Income before income taxes                              4,218     4,641     1,469     1,483
Income taxes                                                         905       873       309       352
                                                                 -------   -------   -------   -------
           Net income                                            $ 3,313   $ 3,768   $ 1,160   $ 1,131
                                                                 =======   =======   =======   =======

Earnings per common share                                        $  1.97   $  2.24   $  0.69   $  0.67
                                                                 -------   -------   -------   -------
Dividends per common share                                       $  0.78   $  0.75   $  0.26   $  0.25
                                                                 -------   -------   -------   -------

        The accompanying notes are an integral part of these consolidated financial statements.



                           SALISBURY BANCORP INC. AND SUBSIDIARY
                           -------------------------------------

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
                                   (amounts in thousands)
                       Nine months ended September 30, 2006 and 2005
                                        (unaudited)
                                                                          2006        2005
                                                                          ----        ----
Cash flows from operating activities:
      Net income                                                      $  3,313    $  3,768
Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization of securities, net                                     60         224
        Gain on sales of available-for-sale securities, net               (294)     (1,227)
        Provision for loan losses                                            0         270
        Change in loans held-for-sale                                     (150)        239
        Net decrease in mortgage servicing rights                           46           0
        Depreciation and amortization                                      406         390
        Amortization of core deposit intangible                            123         123
        Accretion of fair value adjustment on deposits & borrowings       (102)       (116)
        Amortization of fair value adjustment on loans                      88         157
        (Increase) decrease in interest receivable                         (52)        236
        Deferred tax benefit                                              (195)          0
        Decrease in taxes receivable                                       256         298
        Increase in prepaid expenses                                      (476)       (680)
        Increase in cash surrender value of insurance policies             (90)        (90)
        (Increase)decrease in other assets                                 (74)         92
        (Decrease) increase in accrued expenses                           (475)         37
        Increase in interest payable                                       111           2
        Decrease in other liabilities                                      (35)       (157)
        Issuance of shares for Directors' fees                              32          36
        Decrease in unearned income on loans                              (102)          0
                                                                      --------    --------

Net cash provided by operating activities                                2,390       3,602
                                                                      --------    --------

Cash flows from investing activities
    Sale of Federal Home Loan Bank stock                                   860           0
    Purchases of available-for-sale securities                         (61,650)    (71,775)
    Proceeds from sales of available-for-sale securities                44,268      66,688
    Proceeds from maturities of available-for-sale securities            6,797      30,872
    Proceeds from maturities of held-to-maturity securities                 71          64
    Loan originations and principal collections, net                   (15,207)     (5,872)
    Recoveries of loans previously charged-off                              43          31
    Capital expenditures                                                  (159)       (884)
                                                                      --------    --------

Net cash (used in) provided by investing activities                    (24,977)     19,124
                                                                      --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.



                         SALISBURY BANCORP INC. AND SUBSIDIARY
                         -------------------------------------

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------------
                                 (amounts in thousands)
                     Nine months ended September 30, 2006 and 2005
                                      (unaudited)
                                      (continued)
                                                                      2006        2005
                                                                      ----        ----
Cash flows from financing activities:
  Net decrease in demand deposits, NOW and savings accounts         (6,957)     (4,938)
  Net increase (decrease) in time deposits                          27,598      (9,479)
  Federal Home Loan Bank advances                                   10,000      15,987
  Principal payments on advances from Federal Home Loan Bank       (10,227)    (22,651)

  Net change in short term advances from Federal Home Loan Bank      1,631           0
  Dividends paid                                                    (1,296)     (1,249)
                                                                  --------    --------

  Net cash provided by (used in) financing activities               20,749     (22,330)
                                                                  --------    --------


Net (decrease) increase in cash and cash equivalents                (1,838)        396
Cash and cash equivalents at beginning of period                    10,204      11,678
                                                                  --------    --------
Cash and cash equivalents at end of period                        $  8,366    $ 12,074
                                                                  ========    ========

Supplemental disclosures:
  Interest paid                                                   $  7,500    $  5,293

  Income taxes paid                                                    844         615


The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service
Corporation (the "PIC"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive  Income,"  establishes  standards for disclosure of  comprehensive income which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's primary source of other comprehensive income is the net unrealized holding gain (loss) on securities.


Comprehensive Income
                                                   Nine months ended         Three months ended
                                                      September 30,             September 30,
                                                     2006      2005            2006       2005
                                                     ----      ----            ----       ----
                                                 (amounts in thousands)     (amounts in thousands)

Net income                                         $ 3,313   $ 3,768          $ 1,160   $ 1,131
Net change in unrealized holding gains or losses
 on securities and minimum pension liability
  adjustment, net of tax during period               1,365      (661)           3,112      (739)
                                                   -------   -------          -------   -------
Comprehensive income                               $ 4,678   $ 3,107          $ 4,272   $   392
                                                   =======   =======          =======   =======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

"Share-Based Payment" ("SFAS 123R") requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement became effective for the Company as of the beginning of the first interim or annual reporting period that began after December 15, 2005. The Statement is not anticipated to have a material impact on the Company's financial position or results of operations as there are no share-based payment arrangements with employees and the compensation expense related to the Directors Stock Retainer Plan is not anticipated to be material.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140 ("SFAS No. 156"). SFAS 156 requires any entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or result of operations.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the nine months and three months ended September 30:

                                              Nine Months Ended         Three Months Ended
                                                September 30,             September 30,
                                              2006         2005         2006         2005
                                              -----------------         -----------------
Components of net periodic benefit cost:
   Service cost                            $ 322,526    $ 349,928    $  79,661    $ 116,643
   Interest cost                             238,733      218,119       75,237       72,706
   Expected return on plan assets           (221,699)    (200,709)     (78,866)     (66,903)
   Amortization of:
     Prior service cost                          670          670          223          224
     Transition obligation                         0        2,078            0          692
   Recognized net loss                        66,896       49,002       18,633       16,334
                                           ---------    ---------    ---------    ---------
   Net periodic benefit cost               $ 407,126    $ 419,088    $  94,888    $ 139,696
                                           =========    =========    =========    =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                             6.00%          6.00%          6.00%          6.00%
   Average wage increase             Graded table*  Graded table*  Graded table*  Graded table*
    Expected return on plan assets           7.50%          7.25%          7.50%          7.25%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation that is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices including a Trust and Investment Services Division located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services in order to better serve both current and future customers in the tri-state area. On October 6, 2006, the Bank announced that it had entered into a purchase and assumption agreement to acquire certain assets and liabilities of a small branch of New York Community Bank. The acquisition is subject to state and federal regulatory approvals and makes it possible for the Company and the Bank to establish additional offices in New York State subject to regulatory approvals. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.


RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the nine months ended September 30, 2006 was $3,313,000. This compares to earnings of $3,768,000 for the same period in 2005. Earnings per share for the nine months ended September 30, 2006 totaled $1.97 per share that compared to earnings per share of $2.24 for the corresponding period in 2005. The decrease in earnings is primarily attributable to a decrease in noninterest income; specifically, reduced income from gains in securities transactions when comparing the two periods. During the first nine months of 2006, the Company's gains on sale of available-for-sale securities amounted to $294,000 as compared with $1,227,000 during the same period in 2005. In addition, the Federal Reserve Bank continued to move interest rates upward until the third quarter of 2006 when the tightening stopped. Total noninterest expense for the first nine months of 2006 decreased $129,000 or 1.42% when compared to the corresponding period in 2005. This decrease is primarily the result of management's continuing efforts to control operating expenses.

The Company's assets at September 30, 2006 totaled $427,429,000 compared to total assets of $402,922,000 at December 31, 2005. New business development efforts have resulted in the growth of net loans outstanding which totaled $231,167,000 at September 30, 2006. This is an increase of $15,178,000 or 7.03%
when compared to total net loans of $215,989,000 at December 31, 2005. Non-performing loans totaled $1,130,000 at September 30, 2006 as compared to non-performing loans totaling $773,000 at December 31, 2005. Although the total represents an increase of 46.18%, the dollar difference is $357,000 which reflects only a small number of additional loans when compared to the non-performing loan list at December 31, 2005, and is not considered to be indicative of any trend. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at September 30, 2006 totaled $307,908,000 as compared to total deposits of $287,271,000 at December 31, 2005. This is an increase $20,637,000 or 7.18%. Approximately $14.5 million of this growth is the result of the Bank's decision to begin using brokered deposits as part of a growth strategy. The remaining growth is primarily the result of the Company's new business development plan. As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Company's total risk based capital ratio was 16.36%, the Tier 1 capital ratio was 15.23% and the leverage ratio was 8.46%. The Board of Directors declared a third quarter cash dividend of $.26 per common share, which was paid on October 31, 2006 to shareholders of record as of September 29, 2006. This compared to a cash dividend of $.25 per common share that was paid for the third quarter of 2005. Year-to-date dividends total $.78 per common share for this year. This compares to total year-to-date dividends of $.75 per common share one year ago.

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


                      NINE MONTHS ENDED SEPTEMBER 30, 2006
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Interest Income
-------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its noninterest income. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Non-interest income is primarily derived from the trust and investment services division, service charges and other fees related to deposit and loan accounts and income from gains in securities transactions. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Nine Months Ended September 30,          2006        2005
                                         ----        ----
Total Interest and Dividend Income
(financial statements)                 $ 17,361    $ 15,375
Tax Equivalent Adjustment                   851         957
                                       --------    --------
Total Interest and Dividend Income
      (on an FTE basis)                  18,212      16,332
Total Interest Expense                   (7,452)     (5,295)
                                       --------    --------
Net Interest and Dividend Income-FTE   $ 10,760    $ 11,037
                                       ========    ========

Total interest and dividend income on an FTE basis for the nine months ended September 30, 2006, when compared to the same period in 2005, increased $1,880,000 or approximately 11.51%. The increase was primarily attributable to an economic environment experiencing an increase in interest rates as well as an increase in earning assets.

Interest expense on deposits for the first nine months of 2006 totaled $4,843,000, an increase of $1,881,000 or 63.50% as compared to $2,962,000 for the same period in 2005. This increase reflects an economic environment of generally higher interest rates as well as growth in deposits. Federal Home Loan Bank advances increased $1,306,000 during the nine month period ended September 30, 2006 and interest expense on these advances increased 11.83% to $2,609,000. This increase in interest expense is also attributable to an economic environment of increasing interest rates. Total interest expense for the nine months ended September 30, 2006 was $7,452,000, an increase of $2,157,000 or 40.74% when compared to the same period in 2005.

Overall, net interest and dividend income (on an FTE basis) decreased $277,000 or 2.51% to $10,760,000 for the period ended September 30, 2006 when compared to the same period in 2005.

Noninterest Income
------------------

Noninterest income totaled $3,239,000 for the nine months ended September 30, 2006. This is a decrease of $651,000 or 16.74% compared to noninterest income of $3,890,000 for the nine months ended September 30, 2005. Gains on sales of available-for-sale securities decreased 76.04% to $294,000 for the first nine months of 2006 compared to the corresponding period in 2005. This decrease is primarily the result of the movement of market rates during the year. The yield curve continued to flatten and was inverted at times during the first nine months of 2006 which limited opportunities to generate gains on sales of available-for-sale securities. It appears that the Federal Reserve Bank has ceased its tightening strategy as evidenced by their decision not to raise interest rates at their last meeting. It is anticipated that a period of easing may begin in 2007. Continuing growth of the trust and investment services division has resulted in an increase in trust income of $291,000 or 26.01% to $1,410,000 for the first nine months of 2006, which compares to $1,119,000 for the same period in 2005. Other income has remained consistent when comparing the first nine months of 2006 to the same period in 2005. This category of income primarily consists of fees associated with transaction accounts and in addition, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans.

Noninterest Expense
-------------------

Noninterest expense decreased $129,000 or 1.42% for the first nine months of 2006 as compared to the same period in 2005. Although there are some increases in noninterest expenses which are attributable to normal volumes of business, the overall decreases in the noninterest expenses listed in the table below are all primarily attributable to management's continuing efforts to control operating expenses. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2006     2005    Change    % Change
-------------------------------------------------------------------------------
Salaries and employee benefits            $5,262   $5,359   $  (97)     (1.8)
Occupancy expense                            538      524       14       2.7
Equipment expense                            586      557       29       5.2
Data processing                              869      796       73       9.2
Insurance                                     95      111      (16)    (14.4)
Printing and stationery                      183      209      (26)    (12.4)
Professional fees                            303      223       80      35.9
Legal expense                                 94      144      (50)    (34.7)
Amortization of core deposit intangible      123      123        0        .0
Other expense                                877    1,013     (136)    (13.4)
                                          ------   ------   ------
      Total noninterest expense           $8,930   $9,059   $ (129)     (1.4)
                                          ======   ======   ======

Income Taxes
------------

The income tax provision for the first nine months of 2006 totaled $905,000 in comparison to $873,000 for the same nine month period in 2005. Pretax income in 2006 was $4,218,000 and included tax exempt income totaling $1,652,000. Pretax income in 2005 was $4,641,000 and included tax exempt income totaling $1,857,000. The increase in the income tax provision is primarily attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $3,313,000 for the nine months ended September 30, 2006 and represents earnings of $1.97 per average share outstanding. This compares to net income of $3,768,000 or $2.24 per average share outstanding for the same period in 2005.

                      THREE MONTHS ENDED SEPTEMBER 30, 2006
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Interest Income
-------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months Ended September 30                               2006       2005
                                                            -------    -------
 Total Interest and Dividend Income
(financial statements)                                      $ 6,111    $ 5,272
Tax Equivalent Adjustment                                       307        296
                                                            -------    -------
     Total Interest and Dividend Income (on an FTE basis)     6,418      5,568
Total Interest Expense                                       (2,754)    (1,906)
                                                            -------    -------
Net Interest and Dividend Income-FTE                        $ 3,664    $ 3,662
                                                            =======    =======

Total interest and dividend income on an FTE basis for the three months ended September 30, 2006 increased $850,000 or 15.27% when compared to the same period in 2005. The increase was primarily attributable to an economic environment with generally higher interest rates and an increase in earning assets.

Interest expense on deposits increased $811,000 or 75.44% for the quarter to $1,886,000 compared to $1,075,000 for the same quarter in 2005. This increase is primarily the result of an economic environment of increasing interest rates coupled with an increased deposit base. Federal Home Loan Bank advances have increased slightly during the three month period ended September 30, 2006 when compared to the corresponding period in 2005. Interest expense on these advances, has increased $37,000 or 4.45% and totaled $868,000 for the three months ended September 30, 2006 compared to $831,000 for the corresponding period in 2005. Total interest expense for the three months ending September 30, 2006 was $2,754,000 compared to total interest expense for the same period in 2005 of $1,906,000, an increase of $848,000 or 44.49%. This increase is a reflection of an economic environment of rising interest rates and the result of generally higher interest rates on Federal Home Loan Bank advances.

Overall, net interest and dividend income (on an FTE basis) increased $2,000 to $3,664,000 for the three month period ended September 30, 2006 when compared to the corresponding period in 2005. The increase in net interest and dividend income-FTE in the third quarter of 2006 is partially a reflection of the Federal Reserve Bank's decision to cease tightening efforts during the quarter. At this time it is anticipated that the Federal Reserve Bank could begin easing during 2007.

Noninterest Income
------------------

Noninterest income totaled $1,213,000 for the three months ended September 30, 2006 as compared to $1,275,000 for the three months ended September 30, 2005. This decrease of $62,000 or 4.86% is attributable to reduced income from gains in securities transactions. Gains on sales of available-for-sale securities totaled $233,000 for the third quarter of 2006. This compares to gains on sales of available-for-sale securities of $390,000 for the corresponding period in 2005. This decrease is primarily the result of the movement of market rates. The yield curve remained flat which limited opportunities to generate gains on sales of available-for-sale securities. However, as reported previously, the Federal Reserve Bank apparently has ceased tightening and this change has resulted in new opportunities during the quarter to generate gains on securities transactions. Loan commissions for the quarter totaled $35,000. This is a decrease when compared to loan commissions totaling $101,000 for the corresponding period in 2005. This is not a reflection of the volume of activity in the secondary mortgage market, but is a reflection of using different investors with products that generate lower commissions upon sale. Income from the trust and investment services division increased $134,000 or 39.18% to $476,000 for the third quarter of 2006 compared to the same period in 2005. This is primarily the result of continued growth in assets under management. Other noninterest income is primarily related to fees associated with transaction accounts and fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans. The volumes of these transactions are driven primarily by consumer demand which results in variances from quarter to quarter. Year-to-date volumes, however, are consistent when comparing 2006 to 2005.

Noninterest Expense
-------------------

Noninterest expense totaled $3,101,000 for the three month period ended September 30, 2006 as compared to $3,068,000 for the same period in 2005, an increase of $33,000 or 1.08%. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2006     2005    Change    % Change
-------------------------------------------------------------------------------
Salaries and employee benefits            $1,852   $1,849   $    3        .2
Occupancy expense                            186      175       11       6.3
Equipment expense                            205      183       22      12.0
Data processing                              259      240       19       7.9
Insurance                                     32       36       (4)     (1.1)
Printing and stationery                       54       46        8      17.4
Professional fees                            123       89       34      38.2
Legal expense                                 31       43      (12)    (27.9)
Amortization of core deposit intangible       41       41        0         0
Other expense                                318      366      (48)    (13.1)
                                          ------   ------   ------
      Total noninterest expense           $3,101   $3,068   $   33       1.1
                                          ======   ======   ======

Income Taxes
------------

The income tax provision for the three month period ended September 30, 2006 totaled $309,000 in comparison to $352,000 for the same three month period in 2005. The decrease in the income tax provision is attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $1,160,000 for the three months ended September 30, 2006 and represents earnings of $.69 per common share. This compares to net income of $1,131,000 for the same period in 2005, an increase in the third quarter of 2006 of $29,000 or 2.56% and compares to earnings per share of $.67 for the third quarter of 2005.


FINANCIAL CONDITION
-------------------

Total assets at September 30, 2006 were $427,429,000, compared to $402,922,000 at December 31, 2005, an increase of approximately 6.08%. The increase is primarily the result of an increase in loans and the securities portfolio during the period that were funded by an increase in deposits.

Securities
----------

During the nine months ended September 30, 2006, the securities portfolio, including Federal Home Loan Bank stock, increased $11,510,000 or 7.61% to $162,678,000 from $151,168,000 at December 31, 2005. The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At September 30, 2006, the unrealized loss net of tax was $1,530,000. This compares to an unrealized loss net of tax of $2,895,000 at December 31, 2005. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

New business development during the first half of 2006 coupled with an increase in loan demand resulted in an increase in total loans outstanding to $233,751,000 at September 30, 2006. This compares to total loans outstanding of $218,623,000 at December 31, 2005. This is an increase of $15,128,000 or 6.92%.
Competition for loans remains aggressive in the Bank's market area, especially in the residential mortgage loan market.

The following table represents the composition of the loan portfolio comparing September 30, 2006 to December 31, 2005:

                                         September 30, 2006    December 31, 2005
                                         ------------------    -----------------
(amounts in thousands)
Commercial, financial and agricultural       $  15,600            $  15,354
Real Estate-construction and land
     development                                17,764               18,814
Real Estate-residential                        141,008              135,619
Real Estate-commercial                          50,700               40,889
Consumer                                         8,640                7,900
Other                                               39                   47
                                             ---------            ---------
   Loans outstanding                           233,751              218,623
Unearned income                                     (4)                  (8)
Allowance for loan losses                       (2,580)              (2,626)
                                             ---------            ---------
Net Loans                                    $ 231,167            $ 215,989
                                             =========            =========

Provisions and Allowance for Loan Losses
----------------------------------------

Net loans at September 30, 2006 increased 7.03% to $231,167,000 when compared to net loans of $215,989,000 at December 31, 2005. At September 30, 2006
approximately 90% of the Bank's loan portfolio was related to real estate products. The concentration remained consistent as approximately 91% of the portfolio was related to real estate at December 31, 2005. There were no material changes in the composition of the loan portfolio during this period.

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan and lease losses through charges to earnings. No provision to the allowance for loan losses was warranted during the first nine month period of 2006. This compares to loan loss provisions of $270,000 made during the comparable period in 2005.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended September 30, 2006. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At September 30, 2006, nonperforming loans totaled $1,130,000 or 0.48% of total loans outstanding of $233,751,000. At September 30, 2006, the allowance for loan losses totaled $2,580,000 representing 228.32% of nonperforming loans. Nonperforming loans totaled $773,000 or 0.35% of total loans outstanding of $218,615,000 at December 31, 2005. The allowance for loan losses totaled $2,626,000 at December 31, 2005 and represented 339.71% of nonperforming loans. A total of $89,000 of loans were charged off by the Bank during the nine months ended September 30, 2006. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the nine month period ended September 30, 2005 which totaled $69,000. A total of $43,000 of previously charged-off loans was recovered during the nine month period ended September 30, 2006. Recoveries for the same period in 2005 totaled $31,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at September 30, 2006 and December 31, 2005:

                         September 30, 2006    December 31, 2005
                         ------------------    -----------------
                                 (amounts in thousands)

Demand                      $     66,233         $     63,996
NOW                               23,963               25,900
Money Market                      53,466               57,401
Savings                           48,244               51,567
Time                             116,002               88,407
                            ------------         ------------
Total Deposits              $    307,908         $    287,271
                            ============         ============

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At September 30, 2006, the Company had $72,322,000 in outstanding advances from the Federal Home Loan Bank compared to $71,016,000 at December 31, 2005. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

Off-Balance Sheet Arrangements

In the normal course of business the Company enters into certain relationships characterized as lending-related off-balance sheet arrangements. These lending commitments have various terms and are designed to accommodate the financial needs of consumers, businesses and other entities. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off balance sheet lending-related financial instruments by remaining maturity at September 30, 2006:

September 30, 2006
(amounts in thousands)

 By remaining maturity           Less than 1 year  1-3 years    4-5 years   After 5 years   Total
--------------------------------------------------------------------------------------------------

Off balance sheet lending-related
Financial Instruments
    Residential real estate related     $ 8,899      $ 2,137     $     0       $26,610     $37,646
    Commercial related                   13,109          204           0         1,155      14,468
    Consumer related                                                             7,064       7,064
    Standby letters of credit                             22                                    22
--------------------------------------------------------------------------------------------------
    Total                               $22,008      $ 2,363     $     0       $34,829     $59,200
--------------------------------------------------------------------------------------------------

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2006, the Company maintains a liability sensitive (negative gap) position. This would suggest that during a period of declining interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of rising interest rates, a negative gap would result in a decrease in interest income. The level of interest rate risk at September 30, 2006 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At September 30, 2006 the Company had approximately $59,200,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At September 30, 2006, the Company had $44,838,000 in stockholders' equity, an increase of 8.20% when compared to December 31, 2005 stockholders' equity totaling $41,442,000. Earnings for the nine-month period ended September 30, 2006 totaled $3,313,000. Market conditions resulted in a decrease in accumulated other comprehensive loss to $1,530,000 from $2,895,000 at December 31, 2005.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and management deems the securities to be not other than temporarily impaired. The Company has declared three quarterly dividends resulting in a decrease in capital of $1,313,000. The Company issued 840 new shares of common stock under the terms of the Directors Stock Retainer Plan that resulted in an increase in capital of $32,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At September 30, 2006, the Company had a total risk based capital ratio of 16.36% compared to 15.76% at December 31, 2005. Tier 1 capital ratio was 15.23% and the leverage ratio was 8.46%. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

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

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of September 30, 2006, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. During the nine month period ended September 30, 2006 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





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

                  32- Section 1350 Certifications





                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Salisbury Bancorp, Inc.

    Date: November 6, 2006                       by:  /s/ John F. Perotti
          ----------------                            -------------------
                                                      John F. Perotti
                                                      Chief Executive Officer

    Date: November 6, 2006                       by:  /s/ John F. Foley
          ----------------                            -----------------
                                                      John F. Foley
                                                      Chief Financial Officer


20