Form 10-K
period 2006-12-31
SALISBURY BANCORP INC
filed 2007-03-30
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

                         Commission file number 0-24751
                                               ---------

                             SALISBURY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

Connecticut                                                  06-1514263
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

5 Bissell Street, Lakeville, CT                              06039
---------------------------------------                      ---------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: 860-435-9801

Securities  registered  pursuant to Section 12 (b) of the Act:
Common stock par value $.10 per share
-------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:  None
                                                             -----

Name of exchange on which registered: American Stock Exchange
                                      -----------------------

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: June 30, 2006: $61,528,473.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions, reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,684,181 shares outstanding as of March 9, 2007.


                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007.

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
Part I
     Item 1 - Business                                                         1

          (a)   General Development of the Business                            1
          (b)   Financial Information about Industry Segments                  1
          (c)   Narrative Description of Business                              2
          (d)   Financial Information about Foreign and Domestic
                Operations and Export Sales                                    6

          Item 1A - Risk Factors                                              11

          Item 1B - Unresolved Staff Comments                                 14

     Item 2 -Properties                                                       14

     Item 3 - Legal Proceedings                                               15

     Item 4 - Submission of Matters to a Vote of Security Holders             15

Part II
     Item 5 - Market for Registrant's Common Equity, Related
              Shareholder Matters and Issuer Purchases of Equity
              Securities                                                      15

     Item 6 - Selected Financial Data                                         18

     Item 7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operation                              19

          Item 7A - Quantitative and Qualitative Disclosures about
                    Market Risk                                               34

     Item 8 - Financial Statements and Supplementary Data                     35

     Item 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             36

          Item 9A - Controls and Procedures                                   36

          Item 9B - Other Information                                         36

Part III
     Item 10 - Directors, Executive Officers and Corporate Governance         36

     Item 11 - Executive Compensation                                         37

     Item 12 - Security Ownership of Certain Beneficial Owners and
               Management and Related Shareholder Matters                     37

     Item 13 - Certain Relationships and Related Transactions, and
               Director Independence                                          37

     Item 14 - Principal Accounting Fees and Services                         37

Part IV
     Item 15 - Exhibits, Financial Statement Schedules                        38

Signatures                                                                    39

PART I

ITEM 1.  BUSINESS

(a)      General Development of the Business

Salisbury Bancorp, Inc. (AMEX:SAL) (the "Company") is a Connecticut corporation that was formed in 1998. Its primary activity is to act as the holding company for its sole subsidiary, the Salisbury Bank and Trust Company (the "Bank"), which accounts for most of the Company's net income. The Company was founded in April, 1998 for the purpose of acquiring all of the stock of the Bank in a shareholder-approved reorganization, which became effective in 1998. The Bank assumed its present name in 1925 following the acquisition by the Robbins Burrall Trust Company of the Salisbury Savings Society. The Robbins Burrall Trust Company was incorporated in 1909 as the successor to a private banking firm established in 1874. The Salisbury Savings Society was incorporated in 1848. The Bank is chartered as a state bank and trust company by the State of Connecticut and its deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act. The Bank's main office is at 5 Bissell Street, Lakeville, Connecticut 06039. Its telephone number is (860) 435-9801, and its website address is: www.salisburybank.com. The
                                                      ---------------------
Company makes available free of charge on the Bank's website a link to its Annual Reports on Form 10-K, Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K promptly after filing such reports with the Securities and Exchange Commission ("SEC"). Also available on the website are the respective Charters of the Board's Nominating and Governance Committee and Audit Committee.

On September 10, 2004 the Company completed the acquisition of Canaan National Bancorp, Inc. and the merger with and into the Company. The Bank currently operates six (6) full service offices, which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut and South Egremont and Sheffield, Massachusetts. Most of the Bank's business is derived from customers located in Litchfield County, Connecticut, Dutchess County and Columbia County, New York and Berkshire County, Massachusetts. In October, 2006 the Bank entered a purchase and assumption agreement with New York Community Bank ("NYCB"), pursuant to which the Bank has agreed to purchase certain assets and assume certain liabilities of NYCB's branch office located in Mount Vernon, New York. The Bank has received regulatory approval for the acquisition of such branch in the first calendar quarter of 2007. The Bank has submitted application materials to regulators to relocate such Mount Vernon branch to a new office in Dover Plains, New York upon consummation of the purchase and assumption transaction. The Bank expects to commence operations in New York State later this year.

(b)      Financial Information about Industry Segments

The Company's products and services are all of a nature of a commercial bank and trust company. The Bank is a full-service bank offering a wide range of commercial and personal banking services, including the following:

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

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities and securities of political subdivisions of the states. At December 31, 2006, the portfolio totaled $161,231,000 which represents approximately 35.80% of total assets, and it produced interest and dividend income of $7,962,000 for the year 2006 as compared with $7,427,000 for 2005 and $6,905,000 for 2004, respectively.

         Deposits and Borrowings

The Bank's primary sources of funds are deposits, borrowings and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build account relationships with its customers. Deposits totaled $313,586,000 at December 31, 2006 as compared with $287,271,000 at December 31, 2005.

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB"). Borrowings from FHLBB totaled $87,093,000 at December 31, 2006 as compared with $71,016,000 at December 31, 2005.

For additional information relating to the asset, deposit and borrowing components of the Company, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation and the accompanying Consolidated Financial Statements, and Notes thereto.

         Fiduciary Activities

The Bank provides trust, investment and financial planning services to its customers.

The Bank has a full service Trust and Investment Services Division. Among the services offered are: custody and agency accounts, estate planning and estate settlement. Another service is that of serving as Guardian or Conservator of estates and managing the financial position of Guardianships or Conservatorships. Self directed IRAs and Pension plans are also offered.

         Other Services

The Company also offers safe deposit rentals, foreign exchange, a full menu of electronic fund transfer services and other ancillary services to businesses and individuals.

(c)      Narrative Description of Business

Salisbury Bancorp, Inc. is a bank holding company, which as described above, has one subsidiary, Salisbury Bank and Trust Company (the "Bank").

The Bank is a full-service commercial bank and its activities encompass a broad range of services, which include a complete menu of deposit services, multiple mortgage products and various other types of loans for both business and personal needs. Full trust and investment services are also available. The Bank owns and operates two subsidiaries, SBT Realty, Inc., which is incorporated under the laws of the State of New York, and SBT Mortgage Service Corporation, which is incorporated under the laws of the State of Connecticut. SBT Realty, Inc. holds and manages bank owned real estate situated in New York State. SBT Mortgage Service Corporation, a Passive Investment Company ("PIC") was formed to take advantage of favorable Connecticut corporate tax benefits, which result when a Bank transfers a portion of its mortgage portfolio to a PIC. In general, the PIC will earn mortgage interest income and may dividend funds to the Bank. In turn, those funds will be exempt from the Connecticut corporate business tax.

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

Banks compete on the basis of price, including rates paid on deposits and charged on borrowings, convenience and quality of service. Savings and loan associations are able to compete aggressively with commercial banks in the important area of consumer lending. Credit unions and small loan companies are significant factors in the consumer market. Insurance companies, investment firms, credit and mortgage companies, brokerage firms cash management accounts, money-market funds and retailers are all significant competitors for various types of business. Insurance companies, investment counseling firms and other businesses and individuals actively compete with the Bank for personal and corporate trust services and investment counseling services. Many non-bank competitors are not subject to the extensive regulation described below under "Legislation, Regulation and Supervision" and in certain respects may have a competitive advantage over banks in providing certain services.

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

Connecticut has enacted legislation that liberalizes banking powers for thrift institutions thereby improving their competitive position with other banks. In addition, the Connecticut Interstate Banking and Branching Act permits acquisitions and mergers of Connecticut banks and bank holding companies with banks and bank holding companies in other states. Accordingly, it is possible for large super-regional organizations to enter many new markets, including the market served by the Bank. Certain competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is possible that such legislative authority will increase the number or the size of financial institutions competing with the Bank for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

Legislation, Regulation and Supervision

General
-------

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

Federal Reserve Board Regulation
--------------------------------

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

The Federal Reserve Act imposes certain restrictions on loans by the Bank to the Company and certain other activities, on investments in their stock or securities, and on the taking by the Bank of such stock or securities as collateral security for loans to any borrower.

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

Gramm-Leach-Bliley Act
----------------------

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLBA"), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." The Company qualified and registered as a financial holding company on May 3, 2000. Financial holding companies are subject to oversight by the Federal Reserve Board, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies have greater ability to purchase or establish nonbank subsidiaries, that are financial in nature or that engage in activities incidental or complementary to a financial activity. Additionally, pursuant to the GLBA, securities and insurance firms are permitted to purchase full-service banks. While the GLBA facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries as a result of this Act because many community banks lack the capital and management resources needed to facilitate broad expansion of financial services.

Sarbanes-Oxley Act
------------------

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

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

      o  Disclosure  of  all  material   off-balance   sheet   transactions  and
         relationships that may have a material effect upon the financial status of an issuer; and

      o The presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Company's stock during a lock out period of Company's pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of Company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the Company's auditor. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the Company. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The Patriot Act
---------------

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

Connecticut Regulation
----------------------

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

The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required to, among other things, open branch offices and consummate merger transactions and other business combinations. The Connecticut Banking

Commissioner conducts periodic examinations of the Bank. The Connecticut banking statutes also restrict the ability of a bank to declare cash dividends to its shareholders.

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

FDIC Regulation
---------------

The FDIC currently insures the Bank's deposit accounts in an amount up to $100,000 for each insured depositor. In addition, effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts increased so that such retirement accounts are separately insured up to $250,000. FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. A bank's failure to meet the minimum capital and risk-based capital guidelines discussed below would be considered to be unsafe and unsound banking practices. The Bank, as a Connecticut-chartered FDIC-insured bank, is regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of the Bank, and the Bank is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC.

FDIC-insured banks, such as the Bank, pay premium assessments to the FDIC for the insurance of deposits.

Under FDIC regulations, FDIC-insured, state-chartered banks which are not members of the Federal Reserve System, must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of its last CRA examination, the Bank received a rating of "Satisfactory". Failure to receive at least a "Satisfactory" rating may inhibit an institution from engaging in certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. Similarly, failure of a bank to maintain a CRA rating of "Satisfactory" or better would preclude it or its holding company from engaging in any new financial activities pursuant to the GLBA.

Employees
---------

The Company's current workforce at March 9, 2007 consists of 133 employees of whom 118 were full time and 15 were part time. The employees are not represented by a collective bargaining unit.

(d)      Financial Information about Geographic Areas

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

                                                                     Page(s) of
Item of Guide 3                                                      This Report
---------------                                                      -----------

I.       Distribution of Assets, Liabilities and Shareholders'
         Equity; Interest Rates and Interest Differential                22

II.      Investment Portfolio                                             8

III.     Loan Portfolio                                                   9

IV.      Summary of Loan Loss Experience                                 10

V.       Deposits                                                        30

VI.      Return on Equity and Assets                                      9

VII.     Short-Term Borrowings                                           11

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

(dollars in thousands)                              2006       2005        2004
                                                  ------------------------------

Available-for-sale securities:
 (at fair value)
Equity securities                                 $    181   $    148   $    146
U.S. government agencies preferred stock             2,512     12,446     12,209
U.S. Treasury securities and other
   U.S. government corporations and agencies        54,146     50,516     53,416
Obligations of states and political subdivisions    45,236     41,332     58,452
Mortgage-backed securities                          54,417     41,166     54,432
                                                  ------------------------------
                                                  $156,492   $145,608   $178,655
                                                  ==============================
Held-to-maturity securities
 (at amortized cost)
Mortgage-backed securities                        $     75   $    147   $    218
                                                  ==============================

Federal Home Loan Bank stock                      $  4,664   $  5,413   $  5,413
                                                  ==============================


For the following table, yields are not presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2006:

(dollars in thousands)

                           Maturing             Maturing                Maturing              Maturing
                           --------             --------                --------              --------
                           Within     Yield     After 1 but    Yield    After 5       Yield   After 10      Yield    Total
                           ------     -----     -----------    -----    -------       -----   --------      -----    -----
                           1 year               within 5                but within            Years
                           ------               --------                ----------            -----
                           Amount               Years                   10 Years              Amount
                           ------               -----                   --------              ------
                                                Amount                  Amount
                                                ------                  ------
Held-to-maturity
----------------
securities
----------
(at amortized cost)
Mortgage-backed
 securities                 $      0            $      0               $      0               $     75       5.35%   $     75
                            ========            ========               ========               ========               ========

Available-for-sale
------------------
securities
----------
(at fair value)
U.S. Treasury
securities
 and other U.S.
 government
 corporations and
 agencies                   $      0            $      0               $ 17,794       5.46%   $ 36,352       6.19%   $ 54,146

Obligations of states and
 political subdivisions            0                   0                    173       3.55%     45,063       5.04%     45,236

Mortgage-backed
 securities                        0                 623       4.57%        271       5.63%     53,523       4.35%     54,417
                            --------             --------               --------               --------               --------
                            $      0            $    623               $ 18,238               $134,938               $153,799
                            ========             ========              ========               ========               ========


Loan Portfolio Analysis by Category
(dollars in thousands)

                                                         December 31
                                    2006         2005         2004         2003         2002
                               -------------------------------------------------------------
Commercial, financial and
   agricultural                $  16,465    $  15,354    $  15,127    $   9,149    $  10,127
Real Estate-construction and
   land development               21,169       18,814       14,290       15,307        6,027
Real Estate - residential        145,395      135,619      130,414       90,807       93,636
Real Estate-commercial            50,859       40,889       35,487       19,199       18,002
Consumer                           8,816        7,900        9,122        6,692        9,007
Term federal funds                12,000            0            0            0            0
Other                                 69           47           69           73          291
                               -------------------------------------------------------------
                                 254,773      218,623      204,509      141,227      137,090
Deferred costs, net                  168            0            0            0            0
Allowance for loan losses         (2,474)      (2,626)      (2,512)      (1,664)      (1,458)
Unearned income                       (3)          (8)         (19)          (0)          (0)
                               -------------------------------------------------------------
     Net loans                 $ 252,464    $ 215,989    $ 201,978    $ 139,563    $ 135,632
                               =============================================================

There are no industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction loans outstanding as of December 31, 2006. Also provided are the amounts due after one
(1) year classified according to the sensitivity to changes in interest rates.

                                                                 Due after
                                                  Due in one     one year to    Due after
(dollars in thousands)                            year or less   five years     five years
                                                  ----------------------------------------

Commercial, financial,
 agricultural and real estate commercial          $    2,232     $    8,754     $   56,338
Real estate-construction and land development         20,990            179              0
                                                  ----------------------------------------
                                                  $   23,222     $    8,933     $   56,338
                                                  ========================================

Maturities after one year with:
  Fixed interest rates                                           $    6,338     $   10,410
  Variable interest rates                                             2,595         45,928
                                                                 ------------  -----------
                                                                 $    8,933     $   56,338
                                                                 ============  ===========

Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                                At or for the
                                                                -------------
                                                           Year ended December 31,
                                                           -----------------------
                                                            2006     2005     2004
                                                            ----     ----     ----
Return on average total assets
 (net income divided by average total assets)               1.02%    1.12%    1.14%

Return on average shareholders' equity
 (net income divided by average shareholders' equity)       9.83%   10.81%   12.34%

Dividend payout ratio
 (total declared dividends per share
   divided by net income per share)                        41.11%   36.90%   35.96%

Equity to assets ratio
 (average shareholders' equity divided by
   average total assets)                                   10.37%   10.38%    9.20%

Nonaccrual, Past Due and Restructured Loans

At December 31, 2006, there were seven (7) nonaccrual loans in the Bank's portfolio six of which were secured by real estate. In the month following the month in which a mortgage loan becomes 90 days past due, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate or large commercial loans on which substantial collateral exists. Other types of loans are generally charged off when they become 120 days or more delinquent. However, exceptions may be made as warranted.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                       December 31
                                       2006      2005      2004      2003      2002
                                      ----------------------------------------------
Nonaccrual                            $  886    $  694    $1,739    $   75    $  855
90 days or more past due                  77        79       528       535       124
Restructured loans                         0         0         0         0       271
                                      ----------------------------------------------
Total nonperforming loans             $  963    $  773    $2,267    $  610    $1,250
                                      ==============================================

Total nonperforming loans as per-
   centage of the loan portfolio        0.38%     0.35%     1.11%     0.43%     0.92%
Allowance for loan losses as a per-
   centage of nonperforming loans     256.91%   339.72%   110.81%   272.79%   116.64%


         Information with respect to nonaccrual and restructured loans at December 31, 2006, 2005 and 2004 is as follows:

(dollars in thousands)                                                 Year Ended December 31

                                                                     2006       2005       2004
                                                                     --------------------------
Interest income that would have been recorded under original terms   $ 66       $157       $100
Less gross interest recorded                                           37        133         72
                                                                     --------------------------
Foregone interest                                                    $ 29       $ 24       $ 28
                                                                     ==========================

Summary of Loan Loss Experience
(dollars in thousands)                              Year Ended December 31
                                       2006        2005       2004       2003       2002
                                     ----------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year   $ 2,626     $ 2,512    $ 1,664    $ 1,458    $ 1,445
Charge-offs:
   Commercial, financial and
      agricultural                        25           7          0         71         60
   Real estate mortgage                    0           0          0          0         46
   Consumer                              106         128         70         84        146
                                     ----------------------------------------------------
       Total charge-offs                 131         135         70        155        252
                                     ----------------------------------------------------

Recoveries:
   Commercial, financial and
       agricultural                        6           0          0         25          2
   Real estate mortgage                    0           0          0          0          1
   Consumer                               60          39         28         24         26
                                     ----------------------------------------------------
       Total recoveries                   66          39         28         49         29
                                     ----------------------------------------------------
Net charge-offs                           65          96         42        106        223
(Benefit) provision charged to
  operations                             (87)        210        250        312        300
Balance acquired from CNB                  0           0        640          0          0
Transfer of allowance for loan
  losses to other liabilities              0           0          0          0        (64)
                                     ----------------------------------------------------
Balance at end of year               $ 2,474     $ 2,626    $ 2,512    $ 1,664    $ 1,458
                                     ====================================================
Ratio of net charge-offs
  to average loans outstanding           .03%        .05%       .03%       .07%       .02%
Ratio of allowance for loan losses
  to year end loans                      .97%       1.20%      1.23%      1.18%      1.07%


Allocation of the Allowance for Loan Losses; Percentage of loans by type to total loans
(dollars in thousands)

                                  2006                2005                2004               2003                 2002
                            ----------------    ----------------    ----------------    ----------------    ----------------
                            Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
Commercial, financial and
 agricultural               $  342      6.46%   $  495      7.02%   $  613      7.40%   $  441      6.47%   $  316      7.39%
Real estate construction
 and land development           85      8.31%       95      8.61%       83      6.99%      112     10.82%       50      4.40%
Real estate mortgage         1,832     77.03%    1,761     80.74%    1,614     81.12%      749     77.94%      840     81.43%
Consumer                       173      3.46%      247      3.61%      198      4.46%      357      4.72%      244      6.57%
Term Federal Funds               0      4.71%        0                                                 0         0         0
Other loans                     42       .03%       28       .02%        4       .03%        5       .05%        8       .21%
                            ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                            $2,474    100.00%   $2,626    100.00%   $2,512    100.00%   $1,664    100.00%   $1,458    100.00%
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

Short-Term Borrowings
(dollars in thousands)                                 December 31
                                               2006        2005        2004
                                             --------------------------------
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                  4.97%       4.90%       4.29%
    For the year                                 5.00%       4.69%       3.90%
Average amount outstanding during the year   $ 71,471    $ 67,793    $ 74,954
Maximum amount outstanding at any month      $ 90,403    $ 75,536    $100,680
Amount outstanding at year end               $ 87,093    $ 71,016    $ 79,213

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

      Changes in economic conditions could materially negatively impact the
                              Company's business.

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

         Banks rely on communications, information, operating and financial control systems technology from third-party service providers, and banks may suffer an interruption in those systems that may result in lost business and banks may not be able to obtain substitute providers on terms that are as favorable if bank's relationships with bank's existing service providers are interrupted.

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

In the course of the Bank's business, the Bank may foreclose and take title to real estate that could subject the Company to environmental liabilities with respect to these properties.

         Customer Information may be obtained and used fraudulently.

Risk of theft of customer information resulting from security breaches by third parties exposes the Company to reputation risk and potential monetary loss. The Company has exposure to fraudulent use of its customers' personal information resulting from its general business operations and through customer use of financial instruments, such as debit cards. If a breach in security does occur and the financial data of customers is compromised, the Company will react as quickly as possible to protect customer accounts and limit potential losses to the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Bank serves its customers from its six (6) offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Bank's trust and investment services division is located in a separate building adjacent to the main office of the Bank.

The Bank leases the following properties: a branch office at 51 Main Street, South Egremont, Massachusetts; a branch office at 73 Main Street, Sheffield, Massachusetts; and the Bank has agreed to assume a short term lease for space in a supermarket which is located in Mount Vernon, New York. Such branch is expected to be acquired from NYCB later in 2007. (See "Business" above).

The following table includes all property owned by the Bank, but does not include Other Real Estate Owned.


                       OFFICES                  LOCATION
                     Main Office            5 Bissell Street
                Lakeville, Connecticut

                 Trust and Investment      19 Bissell Street
                  Services division      Lakeville, Connecticut

                   Salisbury Office          18 Main Street
                Salisbury, Connecticut

                    Sharon Office             29 Low Road
                 Sharon, Connecticut

                  Canaan Operations          94 Main Street
                 Canaan, Connecticut

                    Canaan Office           100 Main Street
                 Canaan, Connecticut

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to its business, there are no material legal proceedings pending to which the Company, Bank, or their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2006 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                                    2006 Quarters                      2005 Quarters
                         ---------------------------------   ---------------------------------
                          4th      3rd      2nd      1st      4th      3rd       2nd      1st
                         ---------------------------------   ---------------------------------
Range of Stock prices:
     High                $39.25   $39.70   $39.50   $38.25   $40.20   $40.70   $40.80   $43.50
     Low                 $37.50   $37.50   $35.50   $36.50   $37.90   $35.60   $36.50   $39.00

Holders

There were approximately 733 holders of record of the common stock of the Company as of March 9, 2007. This number includes brokerage firms and other financial institutions which hold stock in their name, but which is actually owned by third parties.

Dividends

Dividends are currently declared four times a year, and the Company expects to follow such practices in the future. During the year 2006, the Company declared a cash dividend each quarter of $.26 per share. Dividends for the year 2006 totaled $1.04 per share which compared to total dividends of $1.00 that were declared in the year 2005. At their February 28, 2007 meeting, the Directors of the Company declared a cash dividend of $.27 per share for the first quarter of 2007. The dividend will be paid on April 30, 2007 to shareholders of record as of March 30, 2007. Payments of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or (2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. The following table presents cash dividends declared per share for the last two years:

                            2006 Quarters                  2005 Quarters
                  ------------------------------   -----------------------------
                    4th     3rd     2nd     1st     4th     3rd     2nd    1st
                  ------------------------------   -----------------------------
Cash dividends
    declared       $0.26   $0.26   $0.26   $0.26   $0.25   $0.25   $0.25   $0.25

The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 13 of the Consolidated Financial Statements for a description of restrictions on the ability of the Bank to pay dividends to the Company.

                Securities Authorized for Issuance Under Equity
                  Compensation Plans (as of December 31, 2006)

                     Recent Sales of Unregistered Securities

The shareholders of the Company voted to approve the Directors Stock Retainer Plan (the "Plan") at the 2001 Annual Meeting of Shareholders. The Plan provides non-employee directors of the Company with shares of Common Stock as a component of their compensation for services as non-employee directors. The maximum number of shares of Common Stock that may be issued pursuant to the plan is 15,000. Each year a grant under the Plan consists of 120 shares of Common Stock for each non-employee director who served for twelve months and a prorated number of shares to reflect the number of months served for any new non-employee director. On May 10, 2006, 840 shares were issued pursuant to the Plan. The next grant date under the Plan will immediately precede the Annual Meeting of Shareholders which is to be held on May 16, 2007, and will be in the amount of 120 shares per director. All such issuances shall be exempt from registration under the Securities Act of 1933, as amended pursuant to Section 3(a)(2) and Section 4(2), as they are transactions by a bank not involving any public offering.

Stock Price Performance Graph
-----------------------------

         Set forth below is a line graph with an explanatory table comparing the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the total return of the AMEX Major Market Index and the SNL Bank Index for Banks with total assets more than $250 million and less than $500 million. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock and each of the other indices on December 31, 2001.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
           AMONG SALISBURY BANCORP, INC., THE AMEX MAJOR MARKET INDEX
                       AND THE SNL $250M-$500M BANK INDEX

                                     [GRAPH]

                                                    As of
                         ------------------------------------------------------------
Index                     12/31/01  12/31/02  12/31/03  12/31/04  12/31/05  12/31/06
-------------------------------------------------------------------------------------
Salisbury Bancorp, Inc.     100.00    126.96    184.34    211.08    189.20    192.39
AMEX Major Market Index     100.00     87.77    108.87    119.80    115.78    137.82
SNL Bank $250M-$500M        100.00    128.95    186.31    211.46    224.51    234.58


ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                            At or For the Years Ended December 31
                                                   2006          2005        2004        2003        2002
                                                 ---------     --------    --------    --------    --------
                                                        (dollars in thousands except per share data)
Statement of Condition Data:

Loans, Net                                       $ 252,464     $215,989    $201,978    $139,563    $135,632
Allowance For Loan Losses                            2,474        2,626       2,512       1,664       1,458
Investments                                        161,231      151,168     184,286     147,021     138,435
Total Assets                                       450,340      402,922     423,101     311,100     293,107
Deposits                                           313,586      287,271     298,842     218,457     211,037
Borrowings                                          87,093       71,016      79,213      60,897      51,891
Shareholders' Equity                                44,349       41,442      40,700      28,850      27,345
Nonperforming Assets                                   963          773       2,267         685       1,400

Statement of Income Data:

Interest and Fees on Loans                       $  15,687     $ 13,320    $  9,592    $  9,226    $  9,677
Interest and Dividends on Securities
                  and Other Interest Income          8,043        7,496       6,959       6,423       6,481
Interest Expense                                    10,459        7,352       5,659       5,613       6,898
                                                 ---------     --------    --------    --------    --------
Net Interest and Dividend Income                    13,271       13,464      10,892      10,036       9,260
(Benefit) Provision for Loan Losses                    (87)         210         250         313         300
Trust Department Income                              1,981        1,571       1,411       1,252       1,100
Other Income                                         2,085        2,084       1,854       1,674       1,388
Net Gain on Sales of Securities                        517        1,210       1,490       1,058         634
Other Expenses                                      12,245       12,444      10,603       8,599       7,775
                                                 ---------     --------    --------    --------    --------

Pre Tax Income                                       5,696        5,675       4,794       5,108       4,307
Income Taxes                                         1,442        1,114         775       1,268       1,108
                                                 ---------     --------    --------    --------    --------

Net Income                                       $   4,254     $  4,561    $  4,019    $  3,840    $  3,199
                                                 =========     ========    ========    ========    ========

Per Share Data:

Earnings per common share                        $    2.53     $   2.71    $   2.67    $   2.70    $   2.25
Earnings per common share, assuming dilution     $    2.53     $   2.71    $   2.67    $   2.70    $   2.25
Cash Dividends Declared per share                $    1.04     $   1.00    $   0.96    $   0.92    $   0.88
Book Value (at year end)                         $   26.33     $  24.61    $  24.19    $  20.26    $  19.21

Selected Statistical Data:

Return on Average Assets                              1.02%        1.12%       1.14%       1.24%       1.13%
Return on Average Shareholders' Equity                9.83%       10.81%      12.34%      13.47%      12.63%
Dividend Payout Ratio                                41.11%       36.90%      35.96%      34.07%      39.11%
Average Shareholders' Equity to Average Assets       10.37%       10.38%       9.20%       9.21%       8.92%
Net Interest Spread                                   2.93%        3.35%       3.22%       3.37%       3.21%
Net Interest Margin                                   3.67%        3.89%       3.63%       3.80%       3.80%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS            Salisbury Bancorp, Inc.
OF FINANCIAL CONDITION AND RESULTS OF OPERATION                   and Subsidiary

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation, which is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut and South Egremont and Sheffield, Massachusetts, and a Trust and Investment Services Division located in Lakeville, Connecticut. The Company and the Bank were formed in 1998 and 1848, respectively. In order to provide a foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services in order to better serve both current and future customers in the tri-state area. On October 3, 2006, the Bank announced that it had entered into a purchase and assumption agreement to acquire certain assets and liabilities of a small branch of New York Community Bank in Mount Vernon, New York. The acquisition received state and federal regulatory approvals and makes it possible for the Company and the Bank to establish additional offices in New York State subject to regulatory approvals. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report on Form 10-K.

RESULTS OF OPERATION
--------------------

Comparison of the Years Ended December 31, 2006 and 2005
--------------------------------------------------------

Overview
--------

The reported earnings for the Company totaled $4,254,000 in 2006, a decrease of $307,000 or 6.73% over year 2005 earnings of $4,561,000. Earnings per average share outstanding totaled $2.53 in 2006. This compares to earnings per average share outstanding of $2.71 in 2005 and $2.67 in 2004. The decrease in earnings per share is primarily attributable to an increase in interest expense due to a higher level of deposits and to a decrease in noninterest income; specifically, reduced income from gains in securities transactions when comparing the two periods. The Company's gains on sale of available-for-sale securities amounted to $517,000 in 2006 compared to $1,210,000 for the year 2005. Total noninterest expense for the period ending December 31, 2006 totaled $12,245,000. This is a decrease of $199,000 or 1.60% when comparing the corresponding period in 2005. This decrease is primarily the result of management's continuing efforts to control operating expenses.

The Company's assets at December 31, 2006 totaled $450,340,000 compared to total assets of $402,922,000 at December 31, 2005. New business development efforts have resulted in the growth of net loans outstanding which totaled $252,464,000 at December 31, 2006. This compares to net loans outstanding of $215,989,000 at December 31, 2005 and represents an increase of $36,475,000 or 16.89%. This growth was funded by an increase in deposits as well as an increase in advances from the Federal Home Loan Bank of Boston. Deposits at December 31, 2006 totaled $313,586,000 and compared to total deposits of $287,271,000 at December 31, 2005. Approximately $19.5 million of this growth is the result of the Bank's decision to begin using brokered deposits as part of a growth strategy. The remaining growth is primarily the result of the Company's new business development plan. Advances from the Federal Home Loan Bank totaled $87,093,000 at December 31, 2006 which compared to advances totaling $71,016,000 at December 31, 2005. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Nonperforming loans totaled $963,000 at December 31, 2006 as compared to nonperforming loans totaling $773,000 at December 31, 2005. This represents an increase of $190,000 or 24.58%, but is not considered to be indicative of any trend as the level of non-performing loans remains less than one-half of one percent (1%) of total loans.

The Company is "well capitalized". The Company's risk-based capital ratios at December 31, 2006, which includes the risk-weighted assets and capital of the Bank, were 14.28% for Tier 1 capital and 15.28% for total capital. The Company's leverage ratio was 8.43% at December 31, 2006. This compares to a Tier 1 capital ratio at December 31, 2005 of 14.58%, a total capital ratio of 15.76% and a Company leverage ratio of 8.27%. As a result of the Company's financial performance, the Board of Directors increased total dividends declared on the Company's common stock to $1.04 per share in 2006. This compares to a $1.00 per share dividend declared in 2005 and a $.96 per share dividend that was declared in 2004.

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

(dollars in thousands)                           December 31,
                                           2006        2005        2004
                                       --------    --------    --------
Interest and Dividend Income
(financial statements)                 $ 23,730    $ 20,816    $ 16,551

Tax Equivalent Adjustment                 1,072       1,200       1,182
                                       --------    --------    --------
       Total Interest and Dividend
       Income (on an FTE basis)          24,802      22,016      17,733

Interest Expense                        (10,459)     (7,352)     (5,659)
                                       --------    --------    --------

Net Interest and Dividend Income-FTE   $ 14,343    $ 14,664    $ 12,074
                                       ========    ========    ========

The Company's 2006 total interest and dividend income on an FTE basis for the period ended December 31, 2006 increased $2,786,000 or 12.65% when compared to the same period in 2005. The increase is primarily attributable to an increase in earning assets as well an economic environment experiencing an increase in interest rates.

Interest expense on deposits in 2006 increased $2,715,000 or 65.09% to $6,886,000 compared to $4,171,000 for the corresponding period in 2005 and $2,739,000 in 2004. The increase is primarily attributable to an increase in deposits as well as an interest rate environment that was on the rise for most of the year as a result of Federal Reserve actions. Interest expense for Federal Home Loan Bank advances increased $392,000 to $3,573,000 in 2006 compared to $3,181,000 in 2005 and $2,920,000 in 2004. The increase was primarily the result of an increase in advances during the year. Competition remains aggressive and interest margins continue to be pressured. As a result, net interest and dividend income on an FTE basis decreased $321,000 or 2.19% over 2005 and totaled $14,343,000 for the year ended December 31, 2006 and compared to net interest and dividend income on an FTE basis of $14,664,000 for the year ended December 31, 2005 and $12,074,000 for the year ended 2004.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2006 net interest margin on an FTE basis was 3.67%. This compares to a net interest margin of 3.89% for 2005. The following table reflects average balances, interest earned or paid and rates for the three years ended December 31, 2006, 2005 and 2004. The average loan balances include both non-accrual and restructured loans. Interest earned on loans also includes fees on loans such as late charges that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on a fully taxable-equivalent basis ("FTE"). A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2006 was $2,080,000 with a yield of 4.41%. Actual tax exempt income in 2005 totaled $2,329,000 with a yield of 4.44% and in 2004 actual tax exempt income was $2,294,000 with a yield of 4.68%.


YIELD ANALYSIS
                           ---------------------------------------------------------------------------------------------------------
Average Balances, Interest Earned/Paid and Rates
                                                                     Years Ended December 31
                           ---------------------------------------------------------------------------------------------------------
(dollars in thousands)                    2006                                2005                                2004
                           ---------------------------------------------------------------------------------------------------------
                                        INTEREST                            INTEREST                            INTEREST
                            AVERAGE      EARNED/       YIELD    AVERAGE      EARNED/      YIELD     AVERAGE      EARNED/      YIELD
                            BALANCE       PAID         RATE     BALANCE       PAID        RATE      BALANCE       PAID         RATE

ASSETS
Interest-Earning Assets:
Loans                      $ 229,704    $  15,687      6.83%   $ 208,786    $  13,320      6.38%   $ 160,382    $   9,592      5.98%
Taxable Securities         $ 111,635    $   5,883      5.27%   $ 112,746    $   5,097      4.52%   $ 117,535    $   4,613      3.92%
Tax-Exempt Securities*     $  47,215    $   3,152      6.68%   $  52,435    $   3,529      6.73%   $  49,017    $   3,475      7.09%
Federal Funds              $   1,154    $      56      4.85%   $   1,840    $      48      2.61%   $   3,455    $      39      1.13%
Other Interest-Earning     $     703    $      24      3.41%   $   1,096    $      22      2.01%   $   1,809    $      14      0.77%
                           ----------------------              ----------------------              ----------------------
Total Interest-Earning
  Assets                   $ 390,411    $  24,802      6.35%   $ 376,903    $  22,016      5.84%   $ 332,198    $  17,733      5.34%
                                        ---------                           ---------                           ---------
Allowance for Loan
  Losses                   ($  2,603)                          ($  2,652)                          ($  1,952)
Cash & Due From
  Banks                    $   6,949                           $   8,189                           $   7,987
Premises, Equipment        $   6,388                           $   6,432                           $   3,865
Net unrealized loss
  on AFS Securities        ($  4,106)                          ($  2,127)                          ($    412)
Other Assets               $  20,348                           $  19,707                           $  12,330
                           ---------                           ---------                           ---------
Total Average Assets       $ 417,387                           $ 406,452                           $ 354,016
                           =========                           =========                           =========

LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest-Bearing
  Liabilities:
NOW/Money Market
  Deposits                 $  79,356    $   1,812      2.28%   $  81,602    $   1,229      1.51%   $  62,681    $     382      0.61%
Savings Deposits           $  48,882    $     640      1.31%   $  59,466    $     456      0.77%   $  54,596    $     373      0.68%
Time Deposits              $ 106,395    $   4,434      4.17%   $  86,794    $   2,486      2.86%   $  75,241    $   1,984      2.64%
Borrowed Funds             $  71,471    $   3,573      5.00%   $  67,793    $   3,181      4.69%   $  74,954    $   2,920      3.90%
                           ----------------------              ----------------------              ----------------------
Total Interest-Bearing
  Liabilities              $ 306,104    $  10,459      3.42%   $ 295,655    $   7,352      2.49%   $ 267,472    $   5,659      2.12%
                                        ---------                           ---------                           ---------
Demand Deposits            $  65,151                           $  65,591                           $  51,649
Other Liabilities          $   2,842                           $   3,008                           $   2,329
Shareholders' Equity       $  43,290                           $  42,198                           $  32,566
                           ---------                           ---------                           ---------
Total Liabilities and
  Shareholders' Equity     $ 417,387                           $ 406,452                           $ 354,016
                           =========                           =========                           =========
Net Interest Income                     $  14,343                           $  14,664                           $  12,074
                                        =========                           =========                           =========
Net Interest Spread                                    2.93%                               3.35%                               3.22%
Net Interest Margin                                    3.67%                               3.89%                               3.63%


    * Presented on a fully taxable equivalent ("FTE") basis

Volume and Rate Variance Analysis of Net Interest and Dividend Income (Taxable equivalent basis)


(dollars in thousands)                       2006  over 2005                  2005 over 2004
                                      -----------------------------    -----------------------------
                                      Volume      Rate       Total     Volume      Rate       Total
                                      -----------------------------    -----------------------------
Increase (decrease) in:
Interest and dividend income on:
   Loans                              $ 1,335    $ 1,032    $ 2,367    $ 2,895    $   833    $ 3,728
   Taxable investment securities          (50)       836        786       (188)       672        484
   Tax-exempt investment securities      (351)       (26)      (377)       242       (188)        54
   Other interest earning                 (26)        36         10        (23)        40         17
Total interest and dividend income    $   908    $ 1,878    $ 2,786    $ 2,926    $ 1,357    $ 4,283
                                      -------    -------    -------    -------    -------    -------

Interest expense on:
   NOW/Money Market deposits          $   (34)   $   617    $   583    $   115    $   732    $   847
   Savings deposits                       (81)       265        184         33         50         83
   Time deposits                          561      1,387      1,948        305        197        502
   Borrowed funds                         172        220        392       (279)       540        261
                                      -------    -------    -------    -------    -------    -------
Total interest expense                $   618    $ 2,489    $ 3,107    $   174    $ 1,519    $ 1,693
                                      -------    -------    -------    -------    -------    -------

Net interest and dividend income      $   290    $  (611)   $  (321)   $ 2,752    $  (162)   $ 2,590
                                      =======    =======    =======    =======    =======    =======

Noninterest Income
------------------

Noninterest income totaled $4,583,000 for the year ended December 31, 2006 and compared to $4,865,000 for the year ended December 31, 2005. This is a decrease of $282,000 or 5.80%. Gains on sales of available-for-sale securities decreased $693,000 or 57.27%. This decrease is primarily the result of movement in market rates during the year. The yield curve remained flat and at times was inverted during the year which limited opportunities to generate gains on sales of available-for-sale securities. Trust and investment services income increased $410,000 to $1,981,000 primarily as a result of the efforts of new business development. Service charges on deposit accounts totaled $707,000 for 2006. This is an increase of $65,000 or 10.12% when compared to total service charges of $642,000 in 2005. The increase can be attributed to an increase in the number of deposit accounts. Mortgage refinancing remained active during 2006. Competition in the secondary mortgage market continues to be very aggressive. Other income has remained relatively consistent when comparing the year 2006 to 2005. This category of income primarily consists of fees associated with transaction accounts and in addition, fees related to the origination and servicing of mortgage loans as well as gains reflecting the sale of mortgage loans.

Noninterest Expense
-------------------

Overall, noninterest expense decreased 1.60% for the year ended December 31, 2006 as compared to the corresponding period in 2005. Professional fees however, increased $248,000 or 80.78%. The Company's trust and investment services division teamed with Bradley Foster and Sargent, Inc, an independent investment advisory firm which assists in providing a broader scope of highly personalized professional investment services to clients. In addition, there were several projects that required the services of consultants during the year that influenced the increase in professional fees. Other increases in noninterest expenses are attributable to normal volumes of business. The decreases in the noninterest expenses listed in the table below are all primarily attributable to management's continuing efforts to control operating expenses.

The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2006      2005   $ Change   % Change
 -------------------------------------------------------------------------------

Salaries and employee benefits           $ 7,151   $ 7,355   $  (204)    (2.77)%
Occupancy expense                            752       728        24      3.30
Equipment expense                            787       777        10      1.29
Data processing                            1,134     1,014       120     11.83
Insurance                                    154       148         6      4.05
Printing and stationery                      240       278       (38)   (13.67)
Professional fees                            555       307       248     80.78
Legal expense                                151       264      (113)   (42.80)
Amortization of core deposit intangible      164       164         0       .00
Other expense                              1,157     1,409      (252)   (17.89)
                                         -------   -------   -------
             Total noninterest expense   $12,245   $12,444   $  (199)    (1.60)
                                         =======   =======   =======

Income Taxes
------------

In 2006, the Company's income tax provision totaled $1,442,000 that reflects an effective tax rate of 25.32%. This compares to an income tax provision of $1,114,000 and an effective tax rate of 19.63% for the same period in 2005. This increase is primarily attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $4,254,000 for the year ended December 31, 2006. This compares to net income of $4,561,000 for the year ended December 31, 2005. This is a decrease of $307,000 or 6.73% and represents earnings per average share outstanding of $2.53. Earnings per average share outstanding for the year ended December 31, 2005 was $2.71.

RESULTS OF OPERATION

Comparison of the Years Ended December 31, 2005 and 2004
--------------------------------------------------------

Overview
--------

The earnings for the Company were $4,561,000 in 2005, an increase of $542,000 or 13.49% over year 2004 earnings of $4,019,000. Earnings per average share outstanding were $2.71 in 2005. This compared to earnings per average share outstanding of $2.67 in 2004 and $2.70 in 2003. The increase in earnings per share was primarily the result of the increased base of earnings assets following consummation of the Company's acquisition of Canaan National Bancorp, Inc. on September 10, 2004.

The Company's assets at December 31, 2005 were $402,922,000 compared to total assets of $423,101,000 at December 31, 2004. The decrease was primarily attributable to a reduction in the securities portfolio. During the year 2005, net loans outstanding increased $14,011,000 or 6.94% and total $215,989,000. This compared to net loans outstanding of $201,978,000 at December 31, 2004. The Bank monitored the quality of the loan portfolio to ensure that loan quality was not sacrificed for growth or otherwise compromised the Company's objectives. Nonperforming loans were $773,000 at December 31, 2005 as compared to nonperforming loans of $2,267,000 at December 31, 2004. This was a decrease of $1,494,000 or 65.90%. Deposits at December 31, 2005 were $287,271,000 compared to total deposits of $298,842,000 at December 31, 2004, representing a decrease of $11,571,000.

The Bank was "well capitalized". The Company's risk-based capital ratios at December 31, 2005, which included the risk-weighted assets and capital of the Salisbury Bank and Trust Company, were 14.58% for Tier 1 capital and 15.76% for total capital. The Company's leverage ratio was 8.27% at December 31, 2005. This compared to a Tier 1 capital ratio at December 31, 2004 of 11.12%, a total capital ratio of 12.13% and a Company leverage ratio of 7.22%. As a result of the Company's financial performance, the Board of Directors increased total dividends declared on the Company's common stock to $1.00 per share in 2005. This compared to a $.96 per share dividend declared in 2004 and a $.92 per share dividend that was declared in 2003.

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
                                        ========    ========    ========

The Company's 2005 total interest and dividend income on an FTE basis of $22,016,000 was $4,283,000 or 24.15% more than the total interest and dividend on an FTE basis of $17,733,000 in 2004. The increase was primarily attributable to an increase in earning assets as well an economic environment experiencing a slow increase in interest rates.

Interest expense on deposits in 2005 increased $1,432,000 or 52.28% to $4,171,000 compared to $2,739,000 for the corresponding period in 2004 and $2,866,000 in 2003. Interest expense for Federal Home Loan Bank advances increased $261,000 to $3,181,000 in 2005 compared to $2,920,000 in 2004 and
$2,747,000 in 2003. The increase was primarily the result of an increase in advances during the year. Although competition remained aggressive and interest margins continued to be pressured, net interest and dividend income on an FTE basis increased $2,590,000 or 21.45% over 2004 and totaled $14,664,000 at December 31, 2005 compared to net interest and dividend income on an FTE basis of $12,074,000 at December 31, 2004 and $11,112,000 in 2003.

The Company's 2005 net interest margin on an FTE basis was 3.89%. This compared to a net interest margin of 3.63% for 2004. Actual tax exempt income in 2005 was $2,329,000 with a yield of 4.44%. Actual tax exempt income in 2004 totaled $2,294,000 with a yield of 4.68% and in 2003 actual tax exempt income was $2,086,000 with a yield of 4.78%.


YIELD ANALYSIS
                           ---------------------------------------------------------------------------------------------------------
Average Balances, Interest Earned/Paid and Rates
                                                                      Years Ended December 31
                           ---------------------------------------------------------------------------------------------------------
(dollars in thousands)                     2005                                2004                                2003
                           ---------------------------------------------------------------------------------------------------------
                                         INTEREST                            INTEREST                            INTEREST
                            AVERAGE       EARNED/       YIELD    AVERAGE      EARNED/      YIELD     AVERAGE      EARNED/      YIELD
                            BALANCE        PAID         RATE     BALANCE       PAID         RATE     BALANCE       PAID        RATE

ASSETS
Interest-Earning Assets:
Loans                       $ 208,786    $  13,320      6.38%   $ 160,382    $   9,592      5.98%   $ 142,752    $   9,226     6.46%
Taxable Securities          $ 112,746    $   5,097      4.52%   $ 117,535    $   4,613      3.92%   $ 101,931    $   4,299     4.22%
Tax-Exempt Securities*      $  52,435    $   3,529      6.73%   $  49,017    $   3,475      7.09%   $  43,603    $   3,161     7.25%
Federal Funds               $   1,840    $      48      2.61%   $   3,455    $      39      1.13%   $   3,125    $      29     0.93%
Other Interest-Earning      $   1,096    $      22      2.01%   $   1,809    $      14      0.77%   $   1,359    $      10     0.74%
                            ----------------------              ----------------------              ----------------------
Total Interest-Earning
  Assets                    $ 376,903    $  22,016      5.84%   $ 332,198    $  17,733      5.34%   $ 292,770    $  16,725     5.71%
                                         ---------                           ---------                           ---------
Allowance for Loan
  Losses                    ($  2,652)                          ($  1,952)                          ($  1,468)
Cash & Due From
  Banks                     $   8,189                           $   7,987                           $   6,425
Premises, Equipment         $   6,432                           $   3,865                           $   3,000
Net unrealized (loss)gain
  on AFS Securities         ($  2,127)                          ($    412)                          $   2,316
Other Assets                $  19,707                           $  12,330                           $   6,403
                            ---------                           ---------                           ---------
Total Average Assets        $ 406,452                           $ 354,016                           $ 309,446
                            =========                           =========                           =========

LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest-Bearing
  Liabilities:
NOW/Money Market
  Deposits                  $  81,602    $   1,229      1.51%   $  62,681    $     382      0.61%   $  59,521    $     363     0.61%
Savings Deposits            $  59,466    $     456      0.77%   $  54,596    $     373      0.68%   $  45,975    $     450     0.98%
Time Deposits               $  86,794    $   2,486      2.86%   $  75,241    $   1,984      2.64%   $  68,898    $   2,054     2.98%
Borrowed Funds              $  67,793    $   3,181      4.69%   $  74,954    $   2,920      3.90%   $  65,282    $   2,746     4.21%
                            ----------------------              ----------------------              ----------------------
Total Interest-Bearing
  Liabilities               $ 295,655    $   7,352      2.49%   $ 267,472    $   5,659      2.12%   $ 239,676    $   5,613     2.34%
                                         ---------                           ---------                           ---------
Demand Deposits             $  65,591                           $  51,649                           $  38,998
Other Liabilities           $   3,008                           $   2,329                           $   2,130
Shareholders' Equity        $  42,198                           $  32,566                           $  28,642
                            ---------                           ---------                           ---------
Total Liabilities and
  Shareholders' Equity      $ 406,452                           $ 354,016                           $ 309,446
                            =========                           =========                           =========
Net Interest Income                      $  14,664                           $  12,074                           $  11,112
                                         =========                           =========                           =========
Net Interest Spread                                     3.35%                               3.22%                              3.37%
Net Interest Margin                                     3.89%                               3.63%                              3.80%


    * Presented on a fully taxable equivalent ("FTE") basis

Volume and Rate Variance Analysis of Net Interest and Dividend Income (Taxable equivalent basis)


dollars in thousands)                         2005  over 2004                2004 over 2003
                                       -----------------------------   ----------------------------
                                       Volume      Rate       Total    Volume     Rate       Total
                                       -----------------------------   ----------------------------
Increase (decrease) in:
Interest and dividend income on:
   Loans                               $ 2,895    $   833    $ 3,728   $ 1,139   $  (773)   $   366
   Taxable investment securities          (188)       672        484       658      (344)       314
   Tax-exempt investment securities        242       (188)        54       393       (79)       314
   Other interest earning                  (23)        40         17         6         8         14
                                       -------    -------    -------   -------   -------    -------
Total interest and dividend income $     2,926    $ 1,357    $ 4,283   $ 2,196   $(1,188)   $ 1,008
                                       -------    -------    -------   -------   -------    -------

Interest expense on:
   NOW/Money Market deposits           $   115    $   732    $   847   $    19   $     0         19
   Savings deposits                         33         50         83        84      (161)       (77)
   Time deposits                           305        197        502       189      (259)       (70)
   Borrowed funds                         (279)       540        261       407      (233)       174
                                       -------    -------    -------   -------   -------    -------
Total interest expense                 $   174    $ 1,519    $ 1,693   $   699   $  (653)   $    46
                                       -------    -------    -------   -------   -------    -------

Net interest and dividend income $       2,752    $  (162)   $ 2,590   $ 1,497   $  (535)   $   962
                                       =======    =======    =======   =======   =======    =======

Noninterest Income
------------------

Noninterest income increased $110,000 or 2.31% and totaled $4,865,000 for the year ended December 31, 2005 as compared to $4,755,000 for the year ended December 31, 2004. Trust and investment services income increased $160,000 to $1,571,000 primarily as a result of the efforts of new business development. Service charges on deposit accounts totaled $642,000 for 2005. This was an increase of $21,000 or 3.38% when compared to total service charges of $621,000 in 2004. The increase was attributed to an increase in deposit account transactions. Gains on sales and writedowns of available-for-sale securities, net totaled $1,210,000 in 2005 and represented a decrease of $280,000 or 18.79% compared to $1,490,000 in 2004. This decrease reflected a writedown of approximately $182,000, however, that was primarily attributed to movement in the market which resulted in fewer opportunities for the Company to enhance the return from the securities portfolio and at the same time realize gains on sales of available-for-sale securities. Mortgage refinancing was active during 2005 as rates remained attractive to consumers. Competition in the secondary mortgage market was very aggressive. Gains on sales of loans held-for-sale totaled $270,000 in 2005 compared to $304,000 in 2004, representing a decrease of 11.18%. Other income and loan commissions however, increased $243,000 or 26.16% to $1,172,000 in 2005 compared to $929,000 in 2004. The increase was primarily attributable to the increase in fees earned from activity in the secondary mortgage market due to the change of investors.

Noninterest Expense
-------------------

Noninterest expense increased 17.36% for the year ended December 31, 2005 as compared to the corresponding period in 2004. The increases in the noninterest expenses listed below were primarily attributed to the Company's growth as a result of the merger with Canaan National Bancorp, Inc. The decrease in other expense was a reflection of non-recurring expenses in 2004 related to the conversion of the Company's core processing system. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2005      2004   $ Change   % Change
 -------------------------------------------------------------------------------
Salaries and employee benefits            $ 7,355   $ 5,971   $ 1,384     23.18%
Occupancy expense                             728       482       246     51.04
Equipment expense                             777       600       177     29.50
Data processing                             1,014       887       127     14.32
Insurance                                     148       122        26     21.31
Printing and stationery                       278       262        16      6.11
Professional fees                             307       279        28     10.04
Legal expense                                 264       173        91     52.60
Amortization of core deposit intangible       164       101        63     62.38
Other expense                               1,409     1,726      (317)   (18.37)
                                          -------   -------   -------
             Total noninterest expense    $12,444   $10,603   $ 1,841     17.36
                                          =======   =======   =======

Income Taxes
------------

In 2005, the Company's income tax provision totaled $1,114,000 that reflected an effective tax rate of 19.63%. This compared to an income tax provision of $775,000 and an effective tax rate of 16.16% for the same period in 2004. This increase was primarily attributed to an increase in taxable income.

Net Income
----------

Overall, net income was $4,561,000 for the year ended December 31, 2005. This compared to net income of $4,019,000 for the year ended December 31, 2004. This was an increase of $542,000 or 13.49% and represented earnings per average share outstanding of $2.71. Earnings per average share outstanding for the year ended December 31, 2004 was $2.67. The increase in net income was primarily the result of an increase in earning assets resulting from the merger with Canaan National Bancorp, Inc.

FINANCIAL CONDITION
-------------------
Comparison of December 31, 2006 and 2005
----------------------------------------

Total assets at December 31, 2006 were $450,340,000 compared to $402,922,000 at December 31, 2005. This is an increase of 11.77%. The increase is primarily the result of an increase in loans and the securities portfolio that were funded by an increase in deposits and advances from the Federal Home Loan Bank of Boston.

Securities Portfolio
--------------------

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversifications to the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. As of December 31, 2006, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $161,231,000. This represents an increase of $10,063,000 or 6.66% over year-end 2005.

Securities are classified in the portfolio as either securities-available-for-sale or securities-held-to-maturity. Securities for which the Company has the ability and positive intent to hold until maturity are reported as held-to-maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities that are held for indefinite periods of time and which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available-for-sale. These securities are stated at fair value in the financial statements of the Company. Temporary differences between available-for-sale securities' amortized cost and fair market value (accumulated other comprehensive income or loss when net of tax) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when decreases in value below amortized cost are considered to be other than temporary. This other than temporary impairment is charged to securities gain on the Company's financial statements. At December 31, 2006, the unrealized loss (accumulated other comprehensive loss) net of tax was $1,190,000. This compares to an unrealized loss net of tax of $2,601,000 at December 31, 2005. The Company monitors the market value fluctuations of its securities portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security.

Federal Funds Sold
------------------

Federal funds sold at December 31, 2006 totaled $1,000,000. There were no federal funds sold at December 31, 2005. This represents a normal operating range of funds for daily cash needs.

Lending
-------

New business development during the year coupled with an increase in loan demand resulted in an increase in net loans outstanding to $252,464,000 at December 31, 2006, as compared to $215,989,000 at December 31, 2005. This is an increase of $36,475,000 or 16.89%. Although the largest dollar volumes of loan activity continues to be in the residential mortgage area, the Company offers a wide variety of loan types and terms along with competitive pricing to customers. At December 31, 2006, the portfolio also included $12,000,000 in Term federal funds, which are short term loans to other financial institutions. The Company's credit function is designed to ensure adherence to prudent credit standards despite competition for loans in the Company's market area.

The following table  represents the composition of the loan portfolio  comparing

                                             December 31, 2006   December 31, 2005
                                             -----------------   -----------------
                                                     (amounts in thousands)
Commercial, financial and agricultural            $  16,465          $  15,354
Real Estate-construction and land development        21,169             18,814
Real Estate-residential                             145,395            135,619
Real Estate-commercial                               50,859             40,889
Consumer                                              8,816              7,900
Term federal funds                                   12,000                  0
Other                                                    69                 47
                                                  ---------          ---------
                                                    254,773            218,623
Deferred costs, net                                     168                  0
Unearned income                                          (3)                (8)
Allowance for loan losses                            (2,474)            (2,626)
                                                  ---------          ---------
                  Net  loans                      $ 252,464          $ 215,989
                                                  =========          =========

Provisions and Allowance for Loan Losses
----------------------------------------

Total loans outstanding at of December 31, 2006 were $254,773,000. Included in the aforementioned figure is $12,000,000 in Term federal funds, which are short term loans to other financial institutions and which are netted from total loans for purposes of analysis of the ALLL. As a result, loans outstanding at December 31, 2006 was $242,773,000 net of term federal funds sold compared to net loans outstanding of $218,623,000 at December 31, 2005. This is an increase of $24,150,000 or 11.05%. This growth can be attributed primarily to an increase in both residential and commercial real estate loan demand as well as the Bank's new business development program. Approximately 90% of the Company's loan portfolio continues to be real estate secured.

Credit risk is inherent in the business of extending loans. The Company monitors the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of the risk associated with extending loans the Company maintains an allowance or reserve for loan and lease losses through charges to earnings. The Company evaluates the adequacy of the allowance on a monthly basis. Such evaluations are based on assessments of credit quality and trends within the portfolio and "risk rating" of loans by senior management, which is reviewed by the Company's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit quality, the risk rating is adjusted accordingly.

The Allowance for Loan and Lease Losses (ALLL) at December 31, 2006 totaled $2,474,000 representing 256.91% of nonperforming loans of $963,000 and 1.02% of total loans outstanding net of term federal funds sold or $242,773,000. This compares to an ALLL of $2,626,000 which is 339.72% of nonperforming loans of $773,000 and 1.20% of total loans outstanding of $218,623,000 at December 31, 2005. Management reduced the allowance by $87,488 that had previously been expensed through the loan loss provision from prior years. This was justified by positive trends in the loan portfolio and low levels of delinquencies and net charge-offs as well as low levels of classified and nonperforming loans.

A separate component that is evaluated is the Allowance for Off Balance Sheet Commitments which totaled $36,000 as of December 31, 2006. The two allowances combined brought the total ALLL to $2,510,000 or 1.03% of total loans outstanding. The December 31, 2005 comparison included $134,000 in the Allowance for Off Balance Sheet Commitments bringing the total combined ALLL to $2,760,000 or 1.26% of total loans. A total of $132,000 in loans were charged-off during the 2006 year compared to $134,000 during 2005. Recoveries of previously charged-off loans totaled $67,000 during the 2006 year compared to $39,000 in recoveries for 2005.

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

Any such commercial loan and/or residential mortgage will be considered for impairment under any of the following circumstances:

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical averages of net losses by loan types are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor.

While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, identification of additional problem loans or other factors. Additionally, despite the excellent overall quality of the loan portfolio and with expectations of the Company to continue to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate reserve coverage. Overall, management is of the opinion that the ALLL is adequate as of December 31, 2006.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year-end 2006 totaled $313,586,000 compared to
$287,271,000 at year-end 2005. The Company continues its efforts to competitively price products and develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities. During the year, there was a change in the mix of deposits.

Demand, NOW and savings balances which are lower cost core deposits, decreased, and were replaced primarily by time deposits which as illustrated by the table below, results in a significant increase in interest expense.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)                   Year ended December 31
                              2006               2005                 2004
                      ---------------------------------------------------------
                       Average             Average           Average
                       Balance    Rate     Balance   Rate     Balance    Rate
                      ---------------------------------------------------------
Demand                $ 65,151                               $ 65,591  $ 51,649
NOW                     25,090     .26%     27,767    .25%     23,797       .01%
Money Market            54,266    3.22%     53,835   2.15%     38,884       .83%
Savings                 48,882    1.31%     59,466    .77%     54,596       .68%
Time                   106,395    4.17%     86,794   2.86%     75,241      2.64%
                      --------            --------           --------
                      $299,784    2.29%   $293,453   1.42%   $244,167      1.12%
                      ========            ========           ========

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31 are summarized as follows:

(dollars in thousands)                         December 31
                                        2006      2005       2004
                                       ---------------------------

Three months or less                   $12,045   $ 9,763   $ 9,540
Over three months through six months     8,946     1,057     1,011
Over six months through one year        24,791     8,774     7,517
Over one year                            9,533     8,069    14,887
                                       -------   -------   -------

Total                                  $55,315   $27,663   $32,955
                                       =======   =======   =======

Borrowings
----------

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2006, the Company had $87,093,000 in outstanding advances from the Federal Home Loan Bank compared to $71,016,000 at December 31, 2005. Management expects that it will continue this strategy of supplementing deposit growth with advances from Federal Home Loan Bank of Boston.

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

The Bank uses asset/liability modeling software to develop scenario analyses which measure the impact that changing interest rates have on net interest income. These model simulations are projected out over a two year time horizon, assuming proportional upward and downward interest rate movements of 100, 200 and 300 basis points. Simulations are projected out in two ways:

         (1) using the same balance sheet as the Bank had on the simulation date, and

         (2) using a growing balance sheet based on recent growth patterns and strategies.

As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Imbalance in these contractual maturities can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income earned on assets may not increase as rapidly as the interest paid on liabilities. In a period of declining interest rates the interest income earned on assets may decrease more rapidly than the interest paid on liabilities. This would primarily be attributed to accelerated prepayments on loans and securities that are significantly influenced by movements in market rates.

The net interest margin may be adversely affected by several possible interest rate environments. Foremost, a continued flat or inverted yield curve which results in shorter term market interest rates that equal or exceed those of longer term rates. This could further increase the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets resulting in additional net interest rate spread compression.

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

At December 31, 2006, the Company had approximately $60,046,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At December 31, 2006, the Company had $44,349,000 in shareholders' equity compared to $41,442,000 at December 31, 2005. This represents an increase of $2,907,000 or 7.01%. Several components contributed to the change since December 2005. Earnings for the year totaled $4,254,000. Securities in the portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio during 2006 resulted in other comprehensive income net of tax totaling $1,411,000. The initial application of SFAS No. 158, as defined below in recent accounting pronouncements, resulted in other comprehensive loss, net of tax of $1,038,000 in 2006. The Company declared dividends in 2006 resulting in a decrease in capital of $1,751,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2006 which resulted in an increase in capital of $32,000.

Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year-end 2006, the Company had a risk-based capital ratio of 15.28% compared to 15.76% at December 31, 2005. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

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

Recent Accounting Pronouncements
--------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS No. 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the effect of SFAS No. 157 on the Company's financial condition and results of operations. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)" (SFAS No. 158). SFAS No. 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and
4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The main components of market risk for the Company are credit risk, interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which establishes guidelines to meet various applicable regulatory rules and statutes, measures the various risks facing the bank on a consistent basis and coordinates the management of the bank's financial position. Model simulation is used to measure earnings volatility under both rising and falling interest rate scenarios. The Company's interest rate risk and liquidity position has not significantly changed from year-end 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
------------------------------------------

Report of Independent Registered Public
  Accounting Firm, March 14, 2007.......................................  F-1

Consolidated Balance Sheets at December 31, 2006 and 2005...............  F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2006, 2005 and 2004.......................................  F-3

Consolidated Statements of Changes in Shareholders' Equity
 for the Years Ended December 31, 2006, 2005 and 2004...................  F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2006, 2005 and 2004.......................................  F-5

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 2006, 2005 and 2004...........................  F-7

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet at December 31, 2006 and 2005............................  F-27

 Statements of Income for the Years Ended
  December 31, 2006, 2005 and 2004......................................  F-27

 Statements of Cash Flows for the Years Ended
  December 31, 2006, 2005 and 2004......................................  F-28

Quarterly Results of Operations (unaudited).............................  F-29

                [SHATSWELL, MACLEOD & COMPANY, P.C. LETTERHEAD]

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Shatswell, MacLeod & Company, P.C.
                                          SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
March 14, 2007

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           December 31, 2006 and 2005
                           --------------------------

ASSETS                                                                                 2006              2005
------                                                                            -------------    -------------
Cash and due from banks                                                           $   8,988,609    $   8,431,844
Interest-bearing demand deposits with other banks                                       568,693          652,807
Money market mutual funds                                                             1,199,881        1,119,724
Federal Funds sold                                                                    1,000,000                0
                                                                                  -------------    -------------
           Cash and cash equivalents                                                 11,757,183       10,204,375
Investments in available-for-sale securities (at fair value)                        156,492,547      145,608,297
Investments in held-to-maturity securities (fair values of $74,818 and $147,202
   as of December 31, 2006 and 2005, respectively)                                       74,931          146,856
Federal Home Loan Bank stock, at cost                                                 4,663,700        5,413,200
Loan held-for-sale                                                                      304,000                0
Loans, less allowance for loan losses of $2,474,118 and $2,626,170 as of
   December 31, 2006 and 2005, respectively                                         252,464,430      215,989,149
Investment in real estate                                                                75,000           75,000
Premises and equipment                                                                6,135,546        6,451,979
Goodwill                                                                              9,509,305        9,509,305
Core deposit intangible                                                               1,493,499        1,657,715
Accrued interest receivable                                                           2,483,547        2,362,924
Cash surrender value of life insurance policies                                       3,554,995        3,424,186
Other assets                                                                          1,330,987        2,079,307
                                                                                  -------------    -------------
           Total assets                                                           $ 450,339,670    $ 402,922,293
                                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                            $  70,502,249    $  63,995,665
   Interest-bearing                                                                 243,084,032      223,275,537
                                                                                  -------------    -------------
           Total deposits                                                           313,586,281      287,271,202
Federal Home Loan Bank advances                                                      87,093,402       71,015,614
Due to broker 1,579,611                                                                       0
Other liabilities                                                                     3,731,195        3,193,154
                                                                                  -------------    -------------
           Total liabilities                                                        405,990,489      361,479,970
                                                                                  -------------    -------------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,684,181 shares in 2006 and 1,683,341 shares in 2005             168,418          168,334
   Paid-in capital                                                                   13,099,881       13,068,045
   Retained earnings                                                                 33,602,991       31,100,702
   Accumulated other comprehensive loss                                              (2,522,109)      (2,894,758)
                                                                                  -------------    -------------
           Total shareholders' equity                                                44,349,181       41,442,323
                                                                                  -------------    -------------
           Total liabilities and shareholders' equity                             $ 450,339,670    $ 402,922,293
                                                                                  =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                  Years Ended December 31, 2006, 2005 and 2004
                  --------------------------------------------

                                                                            2006           2005           2004
                                                                       ------------    ------------   ------------
Interest and dividend income:
   Interest and fees on loans                                          $ 15,686,978    $ 13,319,930   $  9,592,478
   Interest on debt securities:
     Taxable                                                              5,604,866       4,814,993      4,499,725
     Tax-exempt                                                           2,079,981       2,329,414      2,293,706
   Dividends on equity securities                                           277,356         282,534        112,008
   Other interest                                                            80,412          69,512         53,101
                                                                       ------------    ------------   ------------
         Total interest and dividend income                              23,729,593      20,816,383     16,551,018
                                                                       ------------    ------------   ------------
Interest expense:
   Interest on deposits                                                   6,885,893       4,171,360      2,738,680
   Interest on Federal Home Loan Bank advances                            3,573,052       3,180,591      2,920,316
                                                                       ------------    ------------   ------------
         Total interest expense                                          10,458,945       7,351,951      5,658,996
                                                                       ------------    ------------   ------------
         Net interest and dividend income                                13,270,648      13,464,432     10,892,022
(Benefit) provision for loan losses                                         (87,488)        210,000        250,000
                                                                       ------------    ------------   ------------
         Net interest and dividend income after (benefit) provision
           for loan losses                                               13,358,136      13,254,432     10,642,022
                                                                       ------------    ------------   ------------
Noninterest income:
   Trust department income                                                1,980,500       1,571,311      1,410,814
   Loan commissions                                                         117,298         260,997        239,139
   Service charges on deposit accounts                                      707,431         642,268        620,771
   Gain on sales and writedown of available-for-sale securities, net        517,326       1,209,724      1,489,905
   Gain on sales of loans held-for-sale                                     357,628         270,061        304,354
   Other income                                                             902,394         910,743        690,198
                                                                       ------------    ------------   ------------
         Total noninterest income                                         4,582,577       4,865,104      4,755,181
                                                                       ------------    ------------   ------------
Noninterest expense:
   Salaries and employee benefits                                         7,150,746       7,355,316      5,970,639
   Occupancy expense                                                        751,670         728,302        482,516
   Equipment expense                                                        786,637         776,729        600,127
   Data processing                                                        1,134,078       1,013,785        886,618
   Conversion expense                                                             0               0        464,484
   Insurance                                                                154,562         148,317        121,959
   Printing and stationery                                                  239,617         277,640        261,898
   Professional fees                                                        554,686         306,753        278,709
   Legal expense                                                            151,414         263,575        173,333
   Amortization of core deposit intangible                                  164,216         164,416        101,109
   Other expense                                                          1,157,534       1,408,949      1,261,921
                                                                       ------------    ------------   ------------
         Total noninterest expense                                       12,245,160      12,443,782     10,603,313
                                                                       ------------    ------------   ------------
         Income before income taxes                                       5,695,553       5,675,754      4,793,890
Income taxes                                                              1,441,935       1,114,413        774,948
                                                                       ------------    ------------   ------------
         Net income                                                    $  4,253,618    $  4,561,341   $  4,018,942
                                                                       ============    ============   ============

Earnings per common share                                              $       2.53    $       2.71   $       2.67
                                                                       ============    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

                  Years Ended December 31, 2006, 2005 and 2004
                  --------------------------------------------

                                            Number                                              Accumulated
                                              of                                                    Other
                                            Shares       Common         Paid-in      Retained   Comprehensive
                                            Issued        Stock         Capital      Earnings   (Loss) Income       Total
                                         ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2003                  1,424,078  $    142,408  $  2,327,151  $ 25,694,836  $    685,817   $ 28,850,212
Comprehensive income:
   Net income                                                                         4,018,942
   Other comprehensive loss, net of
     tax effect                                                                                    (1,408,496)
       Comprehensive income                                                                                        2,610,446
Shares issued for merger                      257,483        25,748    10,672,670                                 10,698,418
Issuance of 840 shares for Directors'
      fees                                        840            84        31,752                                     31,836
Dividends declared ($.96 per share)                                                  (1,491,312)                  (1,491,312)
                                         ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2004                  1,682,401       168,240    13,031,573    28,222,466      (722,679)    40,699,600
Comprehensive income:
   Net income                                                                         4,561,341
   Other comprehensive loss, net of tax
     effect                                                                                        (2,172,079)
       Comprehensive income                                                                                        2,389,262
Issuance of 940 shares for Directors'
     fees                                                                     940            94        36,472         36,566
Dividends declared ($1.00 per share)                                                 (1,683,105)                  (1,683,105)
                                         ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2005                  1,683,341       168,334    13,068,045    31,100,702    (2,894,758)    41,442,323
Comprehensive income:
   Net income                                                                         4,253,618
   Other comprehensive income, net of
     tax effect                                                                                       372,649
       Comprehensive income                                                                                        4,626,267
Issuance of 840 shares for Directors'
     fees                                         840            84        31,836                                     31,920
Dividends declared ($1.04 per share)                                                               (1,751,329)    (1,751,329)
                                         ------------  ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2006                  1,684,181  $    168,418  $ 13,099,881  $ 33,602,991  $ (2,522,109)  $ 44,349,181
                                         ============  ============  ============  ============  ============   ============

Reclassification disclosure for the years ended December 31:

                                                                                        2006           2005         2004
                                                                                     -----------   -----------   -----------
Unrealized holding gains (losses) on available-for-sale securities
   Net unrealized holding gains (losses) on available-for-sale securities            $ 2,654,494   $(1,547,214)  $(1,106,610)
   Reclassification adjustment for net realized gains in net income                     (517,326)   (1,209,724)   (1,489,905)
                                                                                     -----------   -----------   -----------
                                                                                       2,137,168    (2,756,938)   (2,596,515)
Income tax (expense) benefit                                                            (726,637)      878,763     1,011,343
                                                                                     -----------   -----------   -----------
     Unrealized holding gains (losses) on available-for-sale securities, net of tax    1,410,531    (1,878,175)   (1,585,172)
                                                                                     -----------   -----------   -----------
Adjustment to initially apply SFAS No. 158                                            (1,572,548)            0             0
Minimum pension liability adjustment                                                           0      (445,309)      289,396
Income tax benefit (expense)                                                             534,666       151,405      (112,720)
                                                                                     -----------   -----------   -----------
     SFAS No. 158 pension liability or minimum pension liability, net of tax          (1,037,882)     (293,904)      176,676
                                                                                     -----------   -----------   -----------
     Other comprehensive income (loss), net of tax                                   $   372,649   $(2,172,079)  $(1,408,496)
                                                                                     ===========   ===========   ===========

Accumulated  other  comprehensive  loss consists of the following as of December
31:

                                                                                         2006          2005          2004
                                                                                     -----------   -----------   -----------
Net unrealized holding losses on available-for-sale securities, net of taxes         $(1,190,323)  $(2,600,854)  $  (722,679)
SFAS No. 158 pension liability, net of taxes                                          (1,331,786)            0             0
Minimum pension liability adjustment, net of taxes                                             0      (293,904)            0
                                                                                     -----------   -----------   -----------
Accumulated other comprehensive loss                                                 $(2,522,109)  $(2,894,758)  $  (722,679)
                                                                                     ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  Years Ended December 31, 2006, 2005 and 2004
                  --------------------------------------------

                                                                               2006            2005            2004
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                              $  4,253,618    $  4,561,341    $  4,018,942
   Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of securities, net                                           34,953         302,781         289,214
       Gain on sales and writedown of available-for-sale securities, net       (517,326)     (1,209,724)     (1,489,905)
       (Benefit) provision for loan losses                                      (87,488)        210,000         250,000
       Change in loans held-for-sale                                           (304,000)        375,000        (100,000)
       Change in deferred loan costs, net                                      (168,573)              0               0
       (Decrease) increase in unearned income on loans                           (4,913)        (10,473)         18,529
       Net decrease (increase) in mortgage servicing rights                      78,715          83,471         (41,253)
       Write-off of equipment                                                         0               0           9,399
       Depreciation and amortization                                            538,449         529,238         357,645
       Amortization of core deposit intangible                                  164,216         164,416         101,109
       Amortization of fair value adjustment on loans                           112,712         184,256         266,986
       Accretion of fair value adjustments on deposits and borrowings          (134,217)       (154,287)        (51,429)
       (Increase) decrease in interest receivable                              (111,012)       (110,482)         84,056
       Deferred tax expense                                                     396,418          67,273         143,691
       (Increase) decrease in prepaid expenses                               (1,031,510)         14,242         270,965
       Increase in cash surrender value of insurance policies                  (130,809)       (130,638)       (139,607)
       Decrease (increase) in income tax receivable                             181,005         336,288         (53,889)
       Increase in other assets                                                 (91,796)        (53,742)        (71,917)
       Decrease in accrued expenses                                            (243,196)       (268,051)       (750,246)
       Increase in interest payable                                             257,975          42,822          57,465
       (Decrease) increase in other liabilities                                 (57,050)         59,445         367,956
       Issuance of shares for Directors' fees                                    31,920          36,566          31,836
                                                                           ------------    ------------    ------------

   Net cash provided by operating activities                                  3,168,091       5,029,742       3,569,547
                                                                           ------------    ------------    ------------

Cash flows from investing activities:
   Redemption of Federal Home Loan Bank stock                                   860,200               0          56,300
   Purchases of Federal Home Loan Bank stock                                   (110,700)              0        (351,000)
   Purchases of available-for-sale securities                               (83,058,698)    (87,783,193)   (124,520,785)
   Proceeds from sales of available-for-sale securities                      62,356,620      83,572,466      98,347,353
   Proceeds from maturities of available-for-sale securities                 14,007,603      34,328,155      32,998,864
   Proceeds from maturities of held-to-maturity securities                       71,691          71,272          10,968
   Loan originations and principal collections, net                         (36,142,073)    (12,432,343)     (8,191,577)
   Purchases of loans                                                          (252,000)     (2,001,184)              0
   Recoveries of loans previously charged off                                    67,054          39,094          28,302
   Capital expenditures                                                        (207,787)     (1,017,056)     (1,003,263)
   Proceeds from sale of equipment                                                    0               0             436
   Cash and cash equivalents acquired from Canaan National
     Bancorp, Inc. net of expenses paid of $309,419                                   0               0       2,487,705
   Cash paid to Canaan National Bancorp, Inc. shareholders                            0               0      (6,020,163)
                                                                           ------------    ------------    ------------

   Net cash (used in) provided by investing activities                      (42,408,090)     14,777,211      (6,156,860)
                                                                           ------------    ------------    ------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  Years Ended December 31, 2006, 2005 and 2004
                  --------------------------------------------
                                   (continued)

                                                                           2006           2005           2004
                                                                       ------------   ------------   ------------
Cash flows from financing activities:
   Net (decrease) increase in demand deposits, NOW and
     savings accounts                                                    (5,638,393)    (8,516,596)     6,920,818
   Net increase (decrease) in time deposits                              31,957,486     (3,029,964)    (2,141,902)
   Federal Home Loan Bank advances                                       25,000,000     10,000,000      5,000,000
   Principal payments on advances from Federal Home Loan Bank           (10,460,009)    (1,346,521)    (6,140,973)
   Net change in short-term advances from Federal Home Loan Bank          1,668,000    (16,720,945)             0
   Decrease in other borrowed funds                                               0              0        (86,863)
   Dividends paid                                                        (1,734,277)    (1,666,046)    (1,415,074)
                                                                       ------------   ------------   ------------

   Net cash provided by (used in) financing activities                   40,792,807    (21,280,072)     2,136,006
                                                                       ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                      1,552,808     (1,473,119)      (451,307)
Cash and cash equivalents at beginning of year                           10,204,375     11,677,494     12,128,801
                                                                       ------------   ------------   ------------
Cash and cash equivalents at end of year                               $ 11,757,183   $ 10,204,375   $ 11,677,494
                                                                       ============   ============   ============

Supplemental disclosures:
   Interest paid                                                       $ 10,335,187   $  7,463,416   $  5,652,960
   Income taxes paid                                                        864,512        710,852        685,000
   Transfer from equipment to other assets                                                                  2,815

Canaan National Bancorp, Inc. merger:
   Cash and cash equivalents acquired                                                                $  2,797,124
   Available-for-sale securities                                                                       42,776,284
   Federal Home Loan Bank stock                                                                         1,291,200
   Federal Reserve Bank stock                                                                              56,300
   Net loans acquired                                                                                  54,787,421
   Fixed assets acquired                                                                                2,355,970
   Accrued interest receivable                                                                            460,550
   Other assets acquired                                                                                1,173,549
   Core deposit intangible                                                                              1,191,279
                                                                                                     ------------
                                                                                                      106,889,677

   Deposits assumed                                                                                    75,613,508
   Federal Home Loan Bank borrowings assumed                                                           19,500,346
   Other borrowings assumed                                                                                86,863
   Other liabilities assumed                                                                            1,812,381
                                                                                                     ------------
                                                                                                       97,013,098

   Net assets acquired                                                                                  9,876,579

   Merger costs                                                                                        17,028,000
                                                                                                     ------------

     Goodwill                                                                                        $  7,151,421
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years Ended December 31, 2006, 2005 and 2004
                  --------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Salisbury Bancorp, Inc. (Bancorp) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank and Trust Company (Bank) operates as its wholly-owned subsidiary. Bancorp and the Bank are referred to together as the (Company).

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

         BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries, SBT Realty, Inc., and SBT Mortgage Service Corporation (the "PIC"). SBT Realty, Inc. holds and manages bank owned real estate situated in New York state. The PIC operates as a passive investment company and services residential mortgages. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds and federal funds sold.

         Cash and due from banks as of December 31, 2006 and 2005 includes $650,000 and $649,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Board.

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

               -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. During the three years ended December 31, 2006 the Company did not classify any securities as trading.

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

         Residential real estate loans are generally placed on nonaccrual status when reaching 90 days past due or in the process of foreclosure. Lines of credit secured by real estate 90 days past due or in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

         A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The Bank does not separately identify individual consumer and residential loans for impairment disclosures, but instead evaluates smaller groups of homogeneous loans collectively for impairment.

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

         In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Bank classifies loans as in-substance repossessed or foreclosed if the Bank or its subsidiaries receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place. As of December 31, 2006 and December 31, 2005, the Company does not have any other real estate owned.

         ADVERTISING:

         The Bank directly expenses costs associated with advertising as they are incurred.

         INCOME TAXES:

         The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

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

         STOCK BASED COMPENSATION:

         Bancorp has a stock-based plan to compensate non-employee directors for their services. This plan is more fully described in Note 14. Compensation cost for these services is reflected in net income in an amount equal to the fair value on the date of issuance of the shares of Bancorp common stock issued to the directors.

         EARNINGS PER SHARE (EPS):

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Weighted average common shares outstanding were 1,683,893 in 2006, 1,683,031 in 2005 and 1,503,373 in 2004. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is not presented because there were no common stock equivalents in the three year period ended December 31, 2006.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS No. 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS No.
         156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

         In  September   2006,  the  FASB  issued  SFAS  No.  157,  "Fair  Value
         Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the effect of SFAS No. 157 on the Company's financial condition and results of operations.
         The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)" (SFAS No. 158). SFAS No. 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                     Amortized         Gross         Gross
                                                       Cost         Unrealized     Unrealized        Fair
                                                       Basis           Gains         Losses          Value
                                                   ------------    ------------   ------------   ------------
Available-for-sale securities:
   December 31, 2006:
     Equity securities                             $      3,031    $    178,395   $          0   $    181,426
     U.S. government agencies preferred stock         2,975,000               0        462,900      2,512,100
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                  55,323,358          23,343      1,200,395     54,146,306
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                 44,891,148         379,553         34,667     45,236,034
     Money market mutual funds                        1,199,881               0              0      1,199,881
     Mortgage-backed securities                      55,103,530         191,698        878,547     54,416,681
                                                   ------------    ------------   ------------   ------------
                                                    159,495,948         772,989      2,576,509    157,692,428
     Money market mutual funds included in
       cash and cash equivalents                     (1,199,881)                                   (1,199,881)
                                                   ------------    ------------   ------------   ------------
                                                   $158,296,067    $    772,989   $  2,576,509   $156,492,547
                                                   ============    ============   ============   ============

   December 31, 2005:
     Equity securities                             $      3,031    $    145,058   $          0   $    148,089
     U.S. government agencies preferred stock        13,292,628          99,660        946,300     12,445,988
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                  52,390,332               0      1,874,694     50,515,638
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                 41,550,010          75,980        293,765     41,332,225
     Money market mutual funds                        1,119,724               0              0      1,119,724
     Mortgage-backed securities                      42,312,984          15,325      1,161,952     41,166,357
                                                   ------------    ------------   ------------   ------------
                                                    150,668,709         336,023      4,276,711    146,728,021
     Money market mutual funds included in
       cash and cash equivalents                     (1,119,724)                                   (1,119,724)
                                                   ------------    ------------   ------------   ------------
                                                   $149,548,985    $    336,023   $  4,276,711   $145,608,297
                                                   ============    ============   ============   ============

Held-to-maturity securities:
   December 31, 2006:
     Mortgage-backed securities                    $     74,931    $          0   $        113   $     74,818
                                                   ============    ============   ============   ============


   December 31, 2005:
     Mortgage-backed securities                    $    146,856    $        346   $          0   $    147,202
                                                   ============    ============   ============   ============

The scheduled maturities of debt securities were as follows as of December 31, 2006:

                                     Available-For-Sale       Held-To-Maturity
                                     ------------------ ---------------------------
                                                         Amortized
                                             Fair          Cost            Fair
                                            Value          Basis          Value
                                         ------------   ------------   ------------
Due after five years through ten years   $ 17,966,906   $          0   $          0

Due after ten years                        81,415,434              0              0
Mortgage-backed securities                 54,416,681         74,931         74,818
                                         ------------   ------------   ------------
                                         $153,799,021   $     74,931   $     74,818
                                         ============   ============   ============

During 2006,  proceeds from sales of  available-for-sale  securities amounted to
$62,356,620. Gross realized gains and gross realized losses on those sales amounted to $724,286 and $206,960, respectively. During 2005, proceeds from sales of available-for-sale securities amounted to $83,572,466. Gross realized gains and gross realized losses on those sales amounted to $1,427,881 and $35,657, respectively. During 2004, proceeds from sales of available-for-sale securities amounted to $98,347,353. Gross realized gains and gross realized losses on those sales amounted to $1,577,110 and $87,205, respectively. The tax provision applicable to these net realized gains amounted to $175,891, $473,356 and $580,318, respectively. In 2005, a write down of $182,500 was recorded on an available-for-sale security as management had deemed this particular security to be other than temporarily impaired.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of shareholders' equity as of December 31, 2006.

Total carrying amounts of $55,251,654 and $38,612,787 of debt securities were pledged to secure Federal Home Loan Bank advances, public deposits, treasury tax and loan and for other purposes as required by law as of December 31, 2006 and 2005, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows as of December 31, 2006:

                                                 Less than 12 Months            12 Months or Longer                 Total
                                             ---------------------------   ---------------------------   ---------------------------
                                                Fair         Unrealized        Fair        Unrealized        Fair       Unrealized
                                                Value          Losses          Value         Losses          Value         Losses
                                             ------------   ------------   ------------   ------------   ------------   ------------
U.S. government agencies preferred
   stock                                     $          0   $          0   $  2,512,100   $    462,900   $  2,512,100   $    462,900
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies                      792,581         57,553     49,159,124      1,142,842     49,951,705      1,200,395
Debt securities issued by states of the
   United States and political
   subdivisions of the states                   1,809,175         12,100      2,094,013         22,567      3,903,188         34,667
Mortgage-backed securities                     13,486,446         54,270     27,940,134        824,390     41,426,580        878,660
                                             ------------   ------------   ------------   ------------   ------------   ------------

     Total temporarily impaired securities   $ 16,088,202   $    123,923   $ 81,705,371   $  2,452,699   $ 97,793,573   $  2,576,622
                                             ============   ============   ============   ============   ============   ============

Securities exhibiting unrealized losses are analyzed to determine that the impairments are not other-than-temporary and the following information is considered. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agencies securities, which have a significant impact in financial markets, have minimal credit risk. All investments maintain a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities are issued by federal government agencies or by private issuers with minimum security ratings of AAA. The unrealized losses in the above table are attributable to changes in market interest rates. As Company management has the ability to hold securities until anticipated recovery to cost basis occurs, no declines are deemed to be other than temporary.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                      2006             2005
                                                 -------------    -------------
Commercial, financial and agricultural           $  16,464,762    $  15,354,328
Real estate - construction and land development     21,169,024       18,814,408
Real estate - residential                          145,394,844      135,618,937
Real estate - commercial                            50,859,332       40,889,007
Consumer                                             8,815,789        7,899,912
Term federal funds                                  12,000,000                0
Other                                                   69,367           46,783
                                                 -------------    -------------
                                                   254,773,118      218,623,375
Deferred costs, net                                    168,573                0
Unearned income                                         (3,143)          (8,056)
Allowance for loan losses                           (2,474,118)      (2,626,170)
                                                 -------------    -------------
           Net loans                             $ 252,464,430    $ 215,989,149
                                                 =============    =============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2006. Total loans to such persons and their companies amounted to $681,984 as of December 31, 2006. During 2006, principal advances of $366,942 were made and repayments totaled $411,177.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                 2006           2005           2004
                                             -----------    -----------    -----------
Balance at beginning of period               $ 2,626,170    $ 2,511,546    $ 1,664,274
(Benefit) provision for loan losses              (87,488)       210,000        250,000
Recoveries of loans previously charged off        67,054         39,094         28,302
Loans charged off                               (131,618)      (134,470)       (69,742)
Allowance related to business combination              0              0        638,712
                                             -----------    -----------    -----------
Balance at end of period                     $ 2,474,118    $ 2,626,170    $ 2,511,546
                                             ===========    ===========    ===========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                     2006       2005
                                                   --------   --------

Total nonaccrual loans                             $886,377   $693,726
                                                   ========   ========

Accruing loans which are 90 days or more overdue   $ 77,525   $ 78,663
                                                   ========   ========

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows as of December 31:

                                                                             2006                          2005
                                                                  ---------------------------   ---------------------------
                                                                  Recorded       Related        Recorded       Related
                                                                  Investment     Allowance      Investment     Allowance
                                                                  In Impaired    For Credit     In Impaired    For Credit
                                                                  Loans          Losses         Loans          Losses
                                                                  ------------   ------------   ------------   ------------
Loans for which there is a related allowance for credit losses    $          0   $          0   $          0   $          0

Loans for which there is no related allowance for credit losses              0              0              0              0
                                                                  ------------   ------------   ------------   ------------

           Totals                                                 $          0   $          0   $          0   $          0
                                                                  ============   ============   ============   ============

Average recorded investment in impaired loans during the
   year ended December 31                                         $          0                  $     73,133
                                                                  ============                  ============

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

           Total recognized                                       $          0                  $      6,665
                                                                  ============                  ============
           Amount recognized using a cash-basis method of
              accounting                                          $          0                  $      6,665
                                                                  ============                  ============

In 2006, 2005 and 2004 the Bank capitalized mortgage servicing rights totaling $147,353, $73,849 and $112,187, respectively, and amortized $225,732, $164,178 and $66,019, respectively. The balance of capitalized mortgage servicing rights included in other assets at December 31, 2006 and 2005 was $336,185 and $414,900, respectively. On September 10, 2004 the Bank acquired mortgage servicing rights of $392,256, exclusive of $2,388 in valuation allowance, through the acquisition of Canaan National Bancorp, Inc.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

                                      2006        2005
                                   --------    --------
Balance, beginning of year         $  1,115    $  7,973
Additions                            19,392      16,077
Reductions                          (19,056)    (22,935)
                                   --------    --------
Balance, end of year               $  1,451    $  1,115
                                   ========    ========

The fair value of the mortgage servicing rights was $671,145 and $525,209 as of December 31, 2006 and 2005, respectively.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others was $49,117,195 and $49,567,721 at December 31, 2006 and 2005, respectively.

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                               2006           2005
                                            -----------    -----------
Land                                        $   775,844    $   775,844
Buildings                                     5,721,601      5,629,513
Furniture and equipment                       2,786,494      2,696,510
                                            -----------    -----------
                                              9,283,939      9,101,867
Accumulated depreciation and amortization    (3,148,393)    (2,649,888)
                                            -----------    -----------
                                            $ 6,135,546    $ 6,451,979

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2006 and 2005 was $55,315,326 and $27,662,727,
respectively.

The aggregate amount of brokered time deposits as of December 31, 2006 and 2005 was $19,538,000 and $0, respectively. Brokered time deposits are not included in time deposit accounts in denominations of $100,000 or more above.

For time deposits as of December 31, 2006, the scheduled maturities for years ended December 31 are as follows:

                      2007                      $ 98,395,827
                      2008                        10,090,092
                      2009                         2,606,025
                      2010                         2,105,190
                      2011                         7,164,220
                                                ------------
                                                $120,361,354

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were customers of the Bank during 2006. Total deposits of such persons and their companies amounted to $1,372,156 and $1,739,823 as of December 31, 2006 and 2005, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances  consist of funds  borrowed  from the Federal  Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2006, and thereafter, are summarized as follows:

                     2007                      $16,589,044
                     2008                       11,577,699
                     2009                        1,320,213
                     2010                       21,202,309
                     2011                       10,794,029
                     Thereafter                 25,295,450
                     Fair value adjustment         314,658
                                               -----------
                                               $87,093,402

As of December 31, 2006, the following advances from the FHLB were redeemable at par at the option of the FHLB:

     MATURITY DATE            OPTIONAL REDEMPTION DATE             AMOUNT
     -------------            ------------------------             ------
         1/25/2010       1/25/2007 and quarterly thereafter     $19,000,000
         4/27/2009       1/26/2007 and quarterly thereafter         500,000
         4/27/2009       1/26/2007 and quarterly thereafter         500,000
          2/8/2010        2/7/2007 and quarterly thereafter         600,000
         2/28/2011       2/26/2007 and quarterly thereafter      10,000,000
        12/15/2010       3/15/2007 and quarterly thereafter         800,000
        12/16/2013       3/15/2007 and quarterly thereafter      10,000,000
        12/20/2010       3/20/2007 and quarterly thereafter         500,000
          3/1/2011        3/1/2007 and quarterly thereafter         500,000
        12/12/2016      12/12/2007 and quarterly thereafter      15,000,000


The advances also include $400,000 borrowed in 2002 at 4.37% which is a Knock-out Advance with a Strike Rate of 7%. If the three month LIBOR rate exceeds the Strike Rate of 7% on January 8, 2007 and quarterly thereafter, the FHLB will require that this borrowing become due immediately upon the Strike Date as defined in the contract. As of December 31, 2006, the three month LIBOR was 5.36%. The maturity date is April 9, 2007.

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

At December 31, 2006, the interest rates on FHLB advances ranged from 2.66 percent to 6.30 percent. At December 31, 2006, the weighted average interest rate on FHLB advances was 4.97 percent.

NOTE 8 - EMPLOYEE BENEFITS
--------------------------

The Bank has an insured noncontributory defined benefit retirement plan available to employees eligible as to age and length of service. Benefits are based on a covered employee's final average compensation, primary social security benefit and credited service. The Bank makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

In 2006 the plan was amended, effective September 1, 2006, to provide that employees hired or rehired on or after September 1, 2006 are not eligible to participate in the plan.

The following tables set forth information about the plan as of December 31 and the years then ended, using a measurement date of December 31:

                                                                  2006           2005           2004
                                                              -----------    -----------    -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                    $ 5,495,706    $ 4,108,971    $ 2,762,015
   Adjustment                                                           0              0        960,236
   Actuarial (gain) loss                                         (128,601)       783,390        (12,650)
   Service cost                                                   430,035        466,570        259,513
   Interest cost                                                  318,310        290,825        220,533
   Benefits paid                                                  (87,521)      (154,050)       (80,676)
                                                              -----------    -----------    -----------
       Benefit obligation at end of year                        6,027,929      5,495,706      4,108,971
                                                              -----------    -----------    -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year     3,370,954      2,839,515      1,787,563
   Actual return on plan assets                                   392,231         94,489        140,306
   Contributions                                                1,341,000        591,000        992,322
   Benefits paid                                                  (87,521)      (154,050)       (80,676)
                                                              -----------    -----------    -----------
       Fair value of plan assets at end of year                 5,016,664      3,370,954      2,839,515
                                                              -----------    -----------    -----------

Funded status                                                  (1,011,265)    (2,124,752)    (1,269,456)
Unrecognized net loss                                                 N/A      2,330,482      1,503,149
Unrecognized prior service cost                                       N/A          2,696          3,589
Unamortized net obligation existing at date of adoption of
   SFAS No. 87                                                        N/A              0          2,771
Additional minimum liability                                          N/A       (448,005)             0
                                                              -----------    -----------    -----------
     (Funded status) (accrued) prepaid benefit cost,
     respectively, included in the balance sheet              $(1,011,265)   $  (239,579)   $   240,053
                                                              ===========    ===========    ===========

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of:

                                                               December 31, 2006
                                                               -----------------
Unrecognized net loss                                                 $2,016,054
Unrecognized prior service cost                                            1,803
                                                                      ----------
                                                                      $2,017,857
                                                                      ==========

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

The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the balance sheet as of December 31, 2006.

                                          Before                          After
                                        Application                     Application
                                            of                              of
                                       SFAS No. 158    Adjustments     SFAS No. 158
                                       ------------    ------------    ------------
Prepaid benefit cost                   $  1,006,592    $ (1,006,592)   $          0
Deferred income tax asset                         0           5,635           5,635
Total Assets                            451,340,627      (1,000,957)    450,339,670
Liability for pension benefits                    0       1,011,265       1,011,265
Deferred income tax liability              (680,436)        680,436               0
Total liabilities                       405,659,660         330,829     405,990,489
Accumulated other comprehensive loss     (1,190,323)     (1,331,786)     (2,522,109)
Total shareholders' equity               45,680,967      (1,331,786)     44,349,181


The accumulated benefit obligation for the plan was $4,179,551 and $3,610,533 at December 31, 2006 and 2005, respectively.

Amounts recognized in the balance sheets as of December 31, 2005 consist of:

Accrued benefit cost                            $(239,579)
Additional minimum liability                     (448,005)
Intangible asset                                    2,696
Accumulated other comprehensive loss              445,309
                                                ---------
       Net amount recognized                    $(239,579)
                                                =========

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for 2006 and 2005. The rate of increase in future compensation levels was based on the following graded table for 2006 and 2005:

                       AGE                          RATE
                       ---                          ----
                       25                          4.75%
                       35                          4.25%
                       45                          3.75%
                       55                          3.25%
                       65                          3.00%

Components of net periodic cost are as follows for the years ended December 31:

                                                                               2006           2005           2004
                                                                           -----------    -----------    -----------
Service cost                                                               $   430,035    $   466,570    $   259,513
Interest cost on benefit obligation                                            318,310        290,825        220,533
Expected return on assets                                                     (295,598)      (236,062)      (196,448)
Amortization of transition obligation                                                0          2,771         55,593
Amortization of prior service cost                                                 893            893         90,064
Recognized net loss                                                             89,194         97,630         60,935
                                                                           -----------    -----------    -----------
       Net periodic benefit cost                                               542,834        622,627        490,190
                                                                           -----------    -----------    -----------

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss                                                           2,016,054              0              0
Prior service cost                                                               1,803              0              0
                                                                           -----------    -----------    -----------
Total recognized in other comprehensive loss                                 2,017,857              0              0
                                                                           -----------    -----------    -----------
Total recognized in net periodic cost and other comprehensive loss         $ 2,560,691    $   622,627    $   490,190
                                                                           ===========    ===========    ===========

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2007 are $77,101 and $893, respectively.

The discount rate used to determine the net periodic benefit cost was 6.00% for 2006, 2005 and 2004; and the expected return on plan assets was 7.50% for 2006 and 7.50% for 2005 and 7.25% for 2004.

The graded table was also used for the rate of compensation increase in determining the net periodic benefit cost in 2006, 2005 and 2004.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2006. In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 60% equity and 40% fixed income. The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 7.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets:

The pension plan investments are co-managed by the Trust and Investment Services division of the Bank and Bradley Foster and Sargent, Inc. The investments in the plan are reviewed and approved by the Trust Committee. The asset allocation of the plan is a balanced allocation. Debt securities are timed to mature when employees are due to retire. Debt securities are laddered for coupon and maturity. Equities are put in the plan to achieve a balanced allocation and to provide growth of the principal portion of the plan and to provide diversification. The Trust Committee reviews the policies of the plan. The prudent investor rule and applicable ERISA regulations apply to the management of the funds and investment selections.

The Bank's pension plan asset allocations by asset category are as follows:

                                                    December 31, 2006          December 31, 2005
                                                 -----------------------    -----------------------
               Asset Category                    Fair Value     Percent     Fair Value     Percent
----------------------------------------------   ----------   ----------    ----------   ----------
Equity securities                                $2,537,994         50.6%   $  987,888         29.4%
U.S. Government treasury and agency securities    1,480,289         29.5     1,319,226         39.1
Corporate bonds                                      23,040          0.5        23,632          0.7
Mutual funds                                        200,503          4.0       583,354         17.3
Money market mutual funds                           672,228         13.4       344,620         10.2
Certificates of deposit                             102,610          2.0       112,234          3.3
                                                 ----------   ----------    ----------   ----------
         Total                                   $5,016,664        100.0%   $3,370,954        100.0%
                                                 ==========   ==========    ==========   ==========

There were no securities of the Bancorp and related parties included in plan assets as of December 31, 2006 and 2005.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and, in the aggregate, the five years thereafter:

                  2007                            $   171,000
                  2008                                 90,000
                  2009                                123,000
                  2010                                205,000
                  2011                                195,000
                  2012 - 2016                       4,260,000

The Bank expects to make a contribution of $670,000 in 2007.

The Bank adopted a 401(k) Plan effective in 2000. Under the Plan eligible participants may contribute a percentage of their pay, subject to IRS limitations. The Bank may make discretionary contributions to the Plan. The Bank's contribution expense in the years ended December 31, 2006, 2005 and 2004 amounted to approximately $93,000, $91,212 and $60,000, respectively. Discretionary contributions vest in full after five years.

In 2006 the 401(k) Plan was amended, effective September 1, 2006, to provide that employees hired or rehired after September 1, 2006 are not eligible to participate in the plan. The Company will be establishing, not later than September 1, 2007, a second 401(k) Plan to provide a discretionary match to employees hired or rehired, on or after September 1, 2006 who satisfy certain eligibility requirements.

Fourteen of the Bank's officers have a change in control agreement ("agreement") with the Bank. The agreements provide that if, within twelve (12) months after a "change-in-control" has occurred, the officer's employment terminates or is reassigned under defined circumstances, then the Bank and/or its successor shall pay the officer a lump sum amount equal to the officer's most recent aggregate base salary paid in the twelve (12) month period immediately preceding his or her termination or reassignment less amounts previously paid from the date of "change in control."

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

                                      2006         2005         2004
                                   ----------   ----------   ----------
Current:
   Federal                         $  990,839   $  986,976   $  631,007
   State                               54,678       60,164          250
                                   ----------   ----------   ----------
                                    1,045,517    1,047,140      631,257
                                   ----------   ----------   ----------
Deferred:
   Federal                            217,852       12,873      131,788
   State                                    0            0       11,903
   Change in valuation allowance      178,566       54,400            0
                                   ----------   ----------   ----------
                                      396,418       67,273      143,691
                                   ----------   ----------   ----------
     Total income tax expense      $1,441,935   $1,114,413   $  774,948
                                   ==========   ==========   ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:
                                              2006       2005       2004
                                             ------     ------     ------
                                               % of       % of       % of
                                             Income     Income     Income
                                             ------     ------     ------
Federal income tax at statutory rate           34.0%      34.0%      34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                          (13.6)     (15.8)     (18.2)
   Other items                                  1.2        (.3)       0.2
State tax, net of federal tax benefit           0.6        0.7        0.2
Change in valuation allowance                   3.1        1.0        0.0
                                             ------     ------     ------
       Effective tax rates                     25.3%      19.6%      16.2%
                                             ======     ======     ======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                     2006           2005
                                                                  -----------    -----------
Deferred tax assets:
   Allowance for loan losses                                      $   619,233    $   704,341
   Interest on non-performing loans                                    15,402          8,385
   Accrued deferred compensation                                       26,288         22,429
   Post-retirement benefits                                            22,440         27,880
   Other real estate owned property writedown                          22,101         22,101
   Capital loss carryforward                                          398,191         89,250
   Mark to market purchase accounting adjustments                       8,373        323,515
   Preferred stock amortization                                             0          3,991
   SFAS No. 158 pension liability                                     686,071              0
   Minimum pension liability                                                0        151,405
   Net unrealized holding loss on available-for-sale securities       613,197      1,339,834
                                                                  -----------    -----------
           Gross deferred tax assets                                2,411,296      2,693,131
           Valuation allowance                                       (260,166)       (81,600)
                                                                  -----------    -----------
                                                                    2,151,130      2,611,531
Deferred tax liabilities:
Deferred loan costs, net                                              (57,315)             0
   Core deposit intangible asset                                     (646,483)      (633,725)
   Accelerated depreciation                                          (985,152)      (998,515)
   Discount accretion                                                       0           (189)
   Mortgage servicing rights                                         (114,304)      (141,067)
   Prepaid pension                                                   (342,241)      (244,011)
                                                                  -----------    -----------

           Gross deferred tax liabilities                          (2,145,495)    (2,017,507)
                                                                   ----------     ----------

Net deferred tax asset                                            $     5,635    $   594,024
                                                                  ===========    ===========

A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. Management has determined that certain deferred tax assets require a valuation allowance.

As of December 31, 2006, the Company had no operating loss and tax credit carryovers for tax purposes.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2006 and 2005, the maximum potential amount of the Bank's obligation was $12,800 and $21,900, respectively, for financial and standby letters of credit. The Bank's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                               2006                         2005
                                   ---------------------------   ---------------------------
                                     Carrying        Fair          Carrying        Fair
                                      Amount         Value          Amount         Value
                                   ------------   ------------   ------------   ------------
Financial assets:
   Cash and cash equivalents       $ 11,757,183   $ 11,757,183   $ 10,204,375   $ 10,204,375
   Available-for-sale securities    156,492,547    156,492,547    145,608,297    145,608,297
   Held-to-maturity securities           74,931         74,818        146,856        147,202
   Federal Home Loan Bank stock       4,663,700      4,663,700      5,413,200      5,413,200
   Loans held-for-sale                  304,000        307,071              0              0
    Loans, net                      252,464,430    250,312,089    215,989,149    215,652,000
   Accrued interest receivable        2,483,547      2,483,547      2,362,924      2,362,924

                                     2006                         2005
                         ---------------------------   ---------------------------
                           Carrying        Fair          Carrying        Fair
                            Amount         Value          Amount         Value
                         ------------   ------------   ------------   ------------
Financial liabilities:
   Deposits              $313,586,281   $313,560,974   $287,271,202   $287,598,000
   FHLB advances           87,093,402     87,478,836     71,015,614     71,362,000
    Due to broker           1,579,611      1,579,611              0              0

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                     2006          2005
                                                 -----------   -----------
Commitments to originate loans                   $10,540,525   $ 3,242,137
Standby letters of credit                             12,800        21,900
Unadvanced portions of loans:
   Home equity                                    26,599,791    24,847,998
   Commercial lines of credit                      8,642,393     8,495,283
   Construction                                    7,322,201     4,521,483
   Consumer                                        6,928,313     6,837,017
                                                 -----------   -----------
                                                 $60,046,023   $47,965,818

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Bank's business activity is with customers located in northwestern Connecticut and nearby New York and Massachusetts towns. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in northwestern Connecticut and nearby New York and Massachusetts towns.

NOTE 13 - REGULATORY MATTERS
----------------------------

Bancorp and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company's and the Bank's actual capital amounts and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.


                                                                                                   To Be Well
                                                                                                   Capitalized Under
                                                                            For Capital            Prompt Corrective
                                                        Actual           Adequacy Purposes         Action Provisions
                                                   ----------------      -----------------         -----------------
                                                   Amount     Ratio       Amount       Ratio       Amount       Ratio
                                                   ------     -----       ------       -----       ------       -----
                                                                      (Dollar amounts in thousands)
As of December 31, 2006:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $38,030    15.28%      $19,914       >8.0%          N/A
                                                                                        -
     Salisbury Bank and Trust Company               37,295    14.98        19,929       >8.0       $24,911      >10.0%
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   35,555    14.28         9,957       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               34,785    13.97         9,964       >4.0        14,946       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   35,555     8.43        16,879       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               34,785     8.26        16,848       >4.0        21,060       >5.0
                                                                                        -                        -

As of December 31, 2005:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                   34,058    15.76        17,801       >8.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               34,492    15.53        17,771       >8.0        22,213      >10.0
                                                                                        -                       -

   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   32,432    14.58         8,900       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               31,732    14.29         8,885       >4.0        13,328       >6.0
                                                                                        -                        -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   32,432     8.27        15,687       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               31,732     8.11        15,649       >4.0        19,562       >5.0
                                                                                        -                        -

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

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner's approval is required for dividend payments which exceed the current year's net profits and retained net profits from the preceding two years. As of December 31, 2006, the Bank may declare dividends to Bancorp in an amount not to exceed $1,797,009.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN
---------------------------------------

At the 2001 annual meeting the shareholders of Bancorp voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc." (the "Plan"). This Plan provides non-employee directors of the Company with shares of restricted stock of Bancorp as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Plan is 15,000. The first grant date under this Plan preceded the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date the Plan was approved by the stockholders is issued an "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of Bancorp. In 2006, 2005 and 2004, 840, 940 and 840 shares, respectively, were issued under the Plan and the related compensation expense amounted to $31,920, $36,566 and $31,836, respectively.

NOTE 15 - MERGER AND ACQUISITIONS
---------------------------------

On October 3, 2006 the Bank entered into a Purchase and Assumption Agreement with New York Community Bank to acquire certain assets and liabilities of a small branch of New York Community Bank. Management expects the transaction to be completed in the second quarter of 2007.

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Canaan National had occurred at January 1, 2004:

                                                                   Year Ended
                                                                   ----------
                                                               December 31, 2004
                                                               -----------------
Gross revenues                                                    $25,291,875
Net income                                                        $ 4,870,000
Net income per share                                              $      2.89

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 16 - GOODWILL AND INTANGIBLE ASSETS
----------------------------------------

The Company's assets as of December 31, 2006 and 2005 include goodwill of $2,357,884 relating to the purchase of a branch of a bank in 2001 and $7,151,421 of additional goodwill from the merger with Canaan National Bancorp, Inc. in 2004. Goodwill recognized in the 2004 merger is not deductible for tax purposes.

The Company evaluated its goodwill as of December 31, 2006 and 2005 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

                                                                As of December 31, 2006
                                                 ---------------------------------------------------
                                                      Gross                               Net
                                                     Carrying         Accumulated       Carrying
                                                      Amount         Amortization        Amount
                                                 ---------------   ---------------   ---------------
Core deposit intangible-branch purchase          $       888,606   $       361,709   $       526,897

Core deposit intangible-Canaan National merger         1,191,279           224,677           966,602
                                                 ---------------   ---------------   ---------------

           Total                                 $     2,079,885   $       586,386   $     1,493,499
                                                 ===============   ===============   ===============
                                                                As of December 31, 2005
                                                 ---------------------------------------------------
                                                      Gross                               Net
                                                     Carrying         Accumulated       Carrying
                                                      Amount         Amortization        Amount
                                                 ---------------   ---------------   ---------------
Core deposit intangible-branch purchase          $       888,606   $       293,354   $       595,252

Core deposit intangible-Canaan National merger         1,191,279           128,816         1,062,463
                                                 ---------------   ---------------   ---------------

           Total                                 $     2,079,885   $       422,170   $     1,657,715
                                                 ===============   ===============   ===============

Aggregate amortization expense was $164,216, $164,416 and $101,109 in 2006, 2005 and 2004, respectively. Amortization is being calculated on a straight-line basis.

Estimated amortization expense for each of the five years succeeding 2006 is as follows:

           2007                                    $  164,216
           2008                                       164,216
           2009                                       164,216
           2010                                       164,216
           2011                                       164,216
                                                   ----------
                                                   $  821,080

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

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                                 BALANCE SHEETS
                                 --------------

                           December 31, 2006 and 2005
                           --------------------------

ASSETS                                                     2006          2005
------                                                  -----------  -----------
Money market mutual funds                               $ 1,199,881  $ 1,119,724
Cash in Salisbury Bank and Trust Company                      2,494            0
                                                        -----------  -----------
                  Cash and cash equivalents               1,202,375    1,119,724
Investment in subsidiary                                 43,579,224   40,741,857
Other assets                                                  5,469        1,577
                                                        -----------  -----------
           Total assets                                 $44,787,068  $41,863,158
                                                        ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Dividends payable                                       $   437,887  $   420,835
                                                        -----------  -----------
           Total liabilities                                437,887      420,835
Total shareholders' equity                               44,349,181   41,442,323
                                                        -----------  -----------
           Total liabilities and shareholders' equity   $44,787,068  $41,863,158
                                                        ===========  ===========


                              STATEMENTS OF INCOME
                              --------------------

                  Years Ended December 31, 2006, 2005 and 2004
                  --------------------------------------------

                                                                     2006           2005           2004
                                                                 -----------    -----------    -----------
Dividend income from subsidiary                                  $ 1,800,000    $ 1,780,000    $ 7,510,000
Taxable interest on securities                                        34,435         24,068          4,375
                                                                 -----------    -----------    -----------
                                                                   1,834,435      1,804,068      7,514,375
                                                                 -----------    -----------    -----------

Legal expense 9,984                                                        0         10,500
Supplies and printing                                                  3,503          1,632          2,042
Other expense                                                         37,517         27,559         24,167
                                                                 -----------    -----------    -----------
                                                                      51,004         29,191         36,709
                                                                 -----------    -----------    -----------
Income before income tax benefit and equity in undistributed
   (distributed) net income of subsidiary                          1,783,431      1,774,877      7,477,666
Income tax benefit                                                    (5,469)        (1,577)        (5,647)
                                                                 -----------    -----------    -----------
Income before equity in undistributed (distributed) net
   income of subsidiary                                            1,788,900      1,776,454      7,483,313
Equity in undistributed (distributed) net income of subsidiary     2,464,718      2,784,887     (3,464,371)
                                                                 -----------    -----------    -----------
           Net income                                            $ 4,253,618    $ 4,561,341    $ 4,018,942
                                                                 ===========    ===========    ===========

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                  Years Ended December 31, 2006, 2005 and 2004
                  --------------------------------------------

                                                                           2006           2005           2004
                                                                        -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                           $ 4,253,618    $ 4,561,341    $ 4,018,942
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in (undistributed) distributed net income of subsidiary    (2,464,718)    (2,784,887)     3,464,371
       (Increase) decrease in taxes receivable                               (3,892)         4,070         (5,647)
       Decrease in due from subsidiary                                            0              0         33,000
       Decrease in other assets                                                   0         29,837        189,807
       Decrease in other liabilities                                              0         (3,677)       (78,323)
       Issuance of shares for Directors' fees                                31,920         36,566         31,836
                                                                        -----------    -----------    -----------

   Net cash provided by operating activities                              1,816,928      1,843,250      7,653,986
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
   Cash paid to Canaan National Bancorp, Inc. shareholders                        0              0     (6,020,163)
   Cash and cash equivalents acquired from Canaan National
     Bancorp, Inc., net of expenses paid of $309,419                              0              0        222,868
                                                                        -----------    -----------    -----------

   Net cash used in investing activities                                          0              0     (5,797,295)
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
   Dividends paid                                                        (1,734,277)    (1,666,046)    (1,415,074)
                                                                        -----------    -----------    -----------

   Net cash used in financing activities                                 (1,734,277)    (1,666,046)    (1,415,074)
                                                                        -----------    -----------    -----------

Net increase in cash and cash equivalents                                    82,651        177,204        441,617
Cash and cash equivalents at beginning of year                            1,119,724        942,520        500,903
                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                                $ 1,202,375    $ 1,119,724    $   942,520
                                                                        ===========    ===========    ===========

Supplemental disclosure:
   Liability assumed in merger with Canaan National Bancorp, Inc.       $         0    $         0    $    82,000


NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2006 and 2005 follows:

                                     (In thousands, except earnings per share)
                                                2006 Quarters Ended
                                      -------------------------------------
                                      March 31  June 30   Sept. 30  Dec. 31
                                      --------  -------   --------  -------

Interest and dividend income          $ 5,460   $ 5,789   $ 6,111   $ 6,369
Interest expense                        2,167     2,531     2,754     3,007
                                      -------   -------   -------   -------
   Net interest and dividend income     3,293     3,258     3,357     3,362
Benefit for loan losses                     0         0         0       (87)
Other income                            1,026     1,001     1,213     1,344
Other expense                           2,837     2,992     3,101     3,315
                                      -------   -------   -------   -------
   Income before income taxes           1,482     1,267     1,469     1,478
Income tax expense                        335       261       309       537
                                      -------   -------   -------   -------
   Net income                         $ 1,147   $ 1,006   $ 1,160   $   941
                                      =======   =======   =======   =======

Earnings per common share             $   .68   $   .60   $   .69   $   .56
                                      =======   =======   =======   =======

                                     (In thousands, except earnings per share)
                                                2005 Quarters Ended
                                      -------------------------------------
                                      March 31  June 30   Sept. 30  Dec. 31
                                      --------  -------   --------  -------

Interest and dividend income          $ 5,034   $ 5,069   $ 5,272   $ 5,441
Interest expense                        1,645     1,744     1,906     2,057
                                      -------   -------   -------   -------
   Net interest and dividend income     3,389     3,325     3,366     3,384
Provision (benefit) for loan losses        90        90        90       (60)
Other income                            1,389     1,226     1,275       975
Other expense                           3,026     2,965     3,068     3,385
                                      -------   -------   -------   -------
   Income before income taxes           1,662     1,496     1,483     1,034
Income tax expense                        333       188       352       241
                                      -------   -------   -------   -------
   Net income                         $ 1,329   $ 1,308   $ 1,131   $   793
                                      =======   =======   =======   =======

Earnings per common share             $   .79   $   .78   $   .67   $   .47
                                      =======   =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, the Company and the Bank have had no changes in or disagreements with independent accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of December 31, 2006, as required by 13a-15(b) or 15d-15(b),the Company's disclosure controls and procedures, as defined in ss.240.13a-15(e) or 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors and Executive Officers of the Registrant required by this Item pursuant to Item 401 of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Election of Directors" and "Executive Officers," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is omitted from this report on Form 10-K and is contained in the Bank's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K under the Section "Section 16(a) Beneficial Ownership Reporting Compliance," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which shareholders may recommend nominees to the Board, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Deadline for Receipt of Shareholder Proposals," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding the audit committee and audit committee financial expert(s), respectively, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K , under the Section "Corporate Governance," and the information included therein is incorporated by reference.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of such Code of Ethics is available upon request to any person, without charge, by writing to John F. Foley, Chief Financial Officer and Secretary, Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, CT 06039.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item pursuant to Item 402 of Regulation S-K regarding Directors and Executive Compensation, including the Compensation Discussion & Analysis, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Board Compensation" and "Executive Compensation," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(e)(4) of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Compensation Committee Interlocks and Insider Participation," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(e)(5) is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Compensation Committee Report," and the information included therein is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item pursuant to Item 403 of Regulation S-K regarding Security Ownership of Certain Beneficial Owners and Management is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Security Ownership," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Equity Compensation Plan Information," and the information included therein is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Information required by this Item pursuant to Item 404 of Regulation S-K regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Certain Relationships and Related Transactions," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of directors is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Corporate Governance," and the information included therein is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding Principal Accounting Fees and Services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Independent Public Accountants," and the information included therein is incorporated by reference.

Information required by this Item regarding pre-approval policies for audit and non-audit services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the

Section "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors," and the information included therein is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

         3. Exhibits Required by Item 601 of Regulation S-K:

            Exhibit No.      Description
            3.1              Certificate of Incorporation of Salisbury Bancorp, Inc. (1)
            3.2              Bylaws of Salisbury Bancorp, Inc., as amended (2)
            10               Pension Supplement Agreement with John F. Perotti (3)
            10.2             Form of Change in Control Agreement with Executive Officers (4)
            10.3             Director Stock Retainer Plan (5)
            11               Computation of Earnings per Share
            21               Subsidiaries of the Company
            31.1             Rule 13a-15(e) Certification
            31.2             Rule 13a-15(e) Certification
            32               Section 1350 Certifications

(1)  Exhibit  was  filed  on  April  23,  1998  as  Exhibit  3.1  to   Company's
     Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.
(2) Exhibit was filed on February 10, 2005 as Exhibit 3.2 to Company's Form 8-K/A and is incorporated herein by reference.
(3) Exhibit was filed on April 23, 1998 as Exhibit 10 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.
(4) Exhibit was filed on May 8, 2002, as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2002 and is incorporated herein by reference. Such agreements were extended on September 29, 2006 as set forth in the Company's Form 8-K filed on October 20, 2006.
(5) Exhibit was filed on May 8, 2002, as Exhibit 10.3 to the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 30, 2007.

                                           SALISBURY BANCORP, INC.

                                           By:   /s/ John F. Perotti
                                                 -------------------
                                                 John F. Perotti
                                                 Chairman and
                                                 Chief Executive Officer

                                           By:   /s/ John F. Foley
                                                 -----------------
                                                 John F. Foley
                                                 Chief Financial Officer,
                                                 Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                            Date
---------                           -----                            ----

 /s/ John F. Perotti                Chairman,                    March 30, 2007
------------------------------      Chief Executive Officer
 (John F. Perotti)                  and Director

  /s/ Louis E. Allyn, II            Director                     March 30, 2007
------------------------------
(Louis E. Allyn, II)

  /s/ John R. H. Blum               Director                     March 30, 2007
-----------------------------
(John R. H. Blum)

 /s/ Louise F. Brown                Director                     March 30, 2007
------------------------------
(Louise F. Brown)

  /s/ Richard J. Cantele, Jr.       Director                     March 30, 2007
------------------------------
(Richard J. Cantele, Jr.)

 /s/ Robert S. Drucker              Director                     March 30, 2007
------------------------------
(Robert S. Drucker)

/s/ Nancy F. Humphreys              Director                     March 30, 2007
-----------------------------
(Nancy F. Humphreys)

  /s/ Holly J. Nelson               Director                     March 30, 2007
 -----------------------------
(Holly J. Nelson)

 /s/ Michael A. Varet               Director                     March 30, 2007
------------------------------
(Michael A. Varet)