Form 10-Q
period 2007-03-31
SALISBURY BANCORP INC
filed 2007-05-10
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2007
                              -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ----------------------       ---------------------

                         Commission file number 0-24751
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Connecticut                                      06-1514263
--------------------------------------          --------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

5 Bissell Street Lakeville Connecticut                       06039
--------------------------------------          --------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrants Telephone Number, Including Area Code   (860) 435-9801
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The Company had 1,684,181shares outstanding as of May 9, 2007.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:                                                 3

         Condensed  Consolidated  Balance Sheets -March 31, 2007
             (unaudited) and December 31, 2006                                 4

         Condensed  Consolidated  Statements of Income -three months
             ended March 31, 2007 and 2006 (unaudited)                         5

         Condensed  Consolidated  Statements  of Cash Flows -three
             months ended March 31, 2007 and 2006 (unaudited)                  6

         Notes to Condensed Consolidated Financial Statements (unaudited)      7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16

Item 4.  Controls and Procedures                                              17

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A.  Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

Signatures                                                                    17

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements.


                                 SALISBURY BANCORP, INC. AND SUBSIDIARY
                                 --------------------------------------

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 -------------------------------------
                             (amounts in thousands, except per share data)
                                  March 31, 2007 and December 31, 2006


                                                                                  March 31    December 31
                                                                                    2007         2006
                                                                                    ----         ----
ASSETS                                                                          (unaudited)
------
Cash and due from banks                                                          $   6,043    $   8,988
Interest-bearing demand deposits with other banks                                    1,072          569
Money market mutual funds                                                            1,229        1,200
Federal funds sold                                                                     200        1,000
                                                                                 ---------    ---------
           Cash and cash equivalents                                                 8,544       11,757
Investments in available-for-sale securities (at fair value)                       146,632      156,493
Investments in held-to-maturity securities (fair values of $74 as of
   March 31, 2007 and $75 as of December 31, 2006)                                      74           75
Federal Home Loan Bank stock, at cost                                                4,946        4,664
Loans held-for-sale                                                                      0          304
Loans, less allowance for loan losses of $2,469 as of March 31, 2007
   and $2,474 as of December 31, 2006                                              246,053      252,464
Investment in real estate                                                               75           75
Premises and equipment                                                               6,296        6,135
Goodwill                                                                             9,509        9,509
Core deposit intangible                                                              1,452        1,493
Accrued interest receivable                                                          2,290        2,484
Cash surrender value of life insurance policies                                      3,585        3,555
Other assets                                                                         1,661        1,331
                                                                                 ---------    ---------
           Total assets                                                          $ 431,117    $ 450,339
                                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                           $  65,263    $  70,502
   Interest-bearing                                                                239,754      243,084
                                                                                 ---------    ---------
           Total deposits                                                          305,017      313,586
Federal Home Loan Bank advances                                                     76,863       87,093
Due to broker                                                                          699        1,580
Other liabilities                                                                    4,095        3,731
                                                                                 ---------    ---------
           Total liabilities                                                       386,674      405,990
                                                                                 ---------    ---------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,684,181 shares at March 31, 2007 and December 31, 2006         168          168
   Paid-in capital                                                                  13,100       13,100
   Retained earnings                                                                34,083       33,603
   Accumulated other comprehensive loss                                             (2,908)      (2,522)
                                                                                 ---------    ---------
           Total shareholders' equity                                               44,443       44,349
                                                                                 ---------    ---------
           Total liabilities and shareholders' equity                            $ 431,117    $ 450,339
                                                                                 =========    =========

                     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 - 4 -

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                  (amounts in thousands, except per share data)
                             March 31, 2007 and 2006
                                   (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2007     2006
                                                         ------   ------
Interest and dividend income:
   Interest and fees on loans                            $4,388   $3,628
   Interest on debt securities:
     Taxable                                              1,431    1,268
     Tax-exempt                                             526      495
   Dividends on equity securities                            78       60
   Other interest                                            14        9
                                                         ------   ------
         Total interest and dividend income               6,437    5,460
                                                         ------   ------
Interest expense:
   Interest on deposits                                   2,030    1,338
   Interest on Federal Home Loan Bank advances            1,041      829
                                                         ------   ------
         Total interest expense                           3,071    2,167
                                                         ------   ------
         Net interest and dividend income                 3,366    3,293
                                                         ------   ------
Noninterest income:
   Trust department income                                  530      485
   Loan commissions                                           4       14
   Service charges on deposit accounts                      180      177
   Gain on sales of available-for-sale securities, net      117       74
   Gain on sales of loans held-for-sale                      65       62
   Other income                                             228      214
                                                         ------   ------
         Total noninterest income                         1,124    1,026
                                                         ------   ------
Noninterest expense:
   Salaries and employee benefits                         1,952    1,703
   Occupancy expense                                        191      176
   Equipment expense                                        191      187
   Data processing                                          337      283
   Insurance                                                 38       31
   Printing and stationery                                   64       53
   Professional fees                                        165       90
   Legal expense                                             55       25
   Amortization of core deposit intangible                   41       41
   Other expense                                            285      248
                                                         ------   ------
         Total noninterest expense                        3,319    2,837
                                                         ------   ------
         Income before income taxes                       1,171    1,482
Income taxes                                                237      335
                                                         ------   ------
         Net income                                      $  934   $1,147
                                                         ======   ======

Earnings per common share                                $  .55   $  .68
                                                         ======   ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                          SALISBURY BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (amounts in thousands)
                        Three months ended March 31, 2007 and 2006
                                        (unaudited)

                                                                       2007        2006
                                                                     --------    --------
Cash flows from operating activities:
   Net income                                                        $    934    $  1,147
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Amortization of securities, net                                   17          44
         Gain on sales of available-for-sale securities, net             (117)        (74)
         Provision for loan losses                                          0           0
         Change in loans held-for-sale                                    304        (444)
         Change in deferred loan costs, net                               (35)          0
         Net decrease in mortgage servicing rights                         28          30
         Depreciation and amortization                                    540         138
         Amortization of core deposit intangible                           41          41
         Accretion of fair value adjustment on deposits/borrowings        (36)        (37)
         Amortization of fair value adjustment on loans                    24          38
         Decrease in interest receivable                                  189         288
         Deferred tax benefit                                            (414)       (178)
         Decrease in taxes receivable                                     317         509
         Increase in prepaid expenses                                     (50)       (571)
         Increase in cash surrender value of insurance policies           (30)        (30)
         Increase in income taxes payable                                 323           0
         Increase in other assets                                          (7)          0
         Increase in accrued expenses                                      41        (486)
         Increase in interest payable                                      42          19
         Decrease in other liabilities                                    (57)        (72)
         Increase (decrease) in unearned income on loans                    1         (16)
                                                                     --------    --------

Net cash provided by operating activities                               2,055         346
                                                                     --------    --------

Cash flows from investing activities:
  Purchases of Federal Home Loan Bank stock                              (282)          0
  Purchases of available-for-sale securities                          (16,738)    (21,573)
  Proceeds from sales of available-for-sale securities                 25,219      22,169
  Proceeds from maturities of available-for-sale securities                 0       2,671
  Proceeds from maturities of held-to-maturity securities                   1           9
  Loan originations and principal collections, net                      7,229      (2,105)
  Purchases of loans                                                     (839)          0
  Recoveries of loans previously charged-off                               33           7
  Capital expenditures                                                   (690)        (22)
                                                                     --------    --------

Net cash provided by investing activities                              13,933       1,216
                                                                     --------    --------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
       savings accounts                                                (2,371)     (8,881)
   Net (decrease) increase in time deposits                            (6,194)     11,296
   Federal Home Loan Bank advances                                      5,000      10,000
   Principal payments on advances from Federal Home Loan Bank         (10,198)       (295)
   Net change in short term advances from Federal Home Loan Bank       (5,000)     (9,834)
   Dividends paid                                                        (438)       (421)
                                                                     --------    --------

Net cash (used in) provided by financing activities                   (19,201)      1,865
                                                                     --------    --------

Net (decrease) increase in cash and cash equivalents                   (3,213)      3,427
Cash and cash equivalents at beginning of period                       11,757      10,204
                                                                     --------    --------
Cash and cash equivalents at end of period                           $  8,544    $ 13,631
                                                                     ========    ========
Supplemental disclosures:
   Interest paid                                                     $  3,029    $  2,203
   Income taxes paid                                                       11           5

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          - 6 -

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Comprehensive Income
                                                  Three months ended
                                                       March 31,
                                                    2007      2006
                                                   ------    ------
                                                 (amounts in thousands)

Net income                                         $  934    $1,147
Net change in unrealized holding gains or losses
 on securities and minimum pension liability
 adjustment, net of tax during period                (386)      313
                                                   ------    ------
Comprehensive income                               $  548    $1,460
                                                   ======    ======


NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company's financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

NOTE 4 - DEFINED BENEFIT PENSION PLAN

The following summarizes the net periodic benefit cost of the Company's defined benefit pension plan for the periods indicated:

                                             Three Months Ended
                                                  March 31,
                                              2007          2006
                                           -----------------------

Components of net periodic benefit cost:
   Service cost                            $ 114,090     $ 121,433
   Interest cost                              88,977        81,748
   Expected return on plan assets            (77,164)      (71,417)
   Amortization of:
      Prior service costs                        223           223
      Actuarial loss                          21,173        24,132
                                           ---------     ---------
   Net periodic benefit cost               $ 147,299     $ 156,119
                                           =========     =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:


Discount rate                                  6.00%          6.00%
Average wage increase                      Graded table*   Graded table*
Return on plan assets                          7.50%          7.50%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations.
Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has six (6) full service offices including a Trust and Investment Services Division located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the three months ended March 31, 2007 was $934,000. This compares to earnings of $1,147,000 for the same period in 2006. Earnings per share for the three months ended March 31, 2007 totaled $.55 per share, compared to earnings per share of $.68 for the corresponding period in 2006. The decrease in earnings is primarily attributable to an increase in noninterest expense, specifically, additional staff to support new marketing strategies, growth and our branch expansion into New York State. Total noninterest expense for the first quarter of 2007 increased 16.99% when compared to the corresponding period in 2006.

The Company's assets at March 31, 2007 totaled $431,117,000 compared to total assets of $450,339,000 at December 31, 2006. During the first three months of 2007, net loans outstanding decreased $6,411,000 to $246,053,000. This compares to total net loans outstanding of $252,464,000 at December 31, 2006. The decrease is attributable to the $12,000,000 in Term Fed Funds that matured in the first quarter of 2007, and has been partially offset by loan portfolio growth. Non-performing loans totaled $829,000 at March 31, 2007 as compared to non-performing loans totaling $886,000 at December 31, 2006. This represents a decrease of $57,000 or 6.4%. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at March 31, 2007 totaled $305,017,000 as compared to total deposits of $313,586,000 at December 31, 2006. The decrease at quarter end is primarily attributable to seasonal cash flows and a $4,582,000 brokered CD, which matured the end of March and was not replaced.

As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's total risk based capital ratio was 13.38%; the Tier 1 capital ratio was 12.52%; and the leverage ratio was 8.28%. As a result of the Company's first quarter financial performance, the Board of Directors declared a first quarter cash dividend of $.27 per common share, which was paid on April 30, 2007 to shareholders of record as of March 31, 2007. This compared to a cash dividend of $.26 per common share that was paid for the first quarter of 2006.

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

                        THREE MONTHS ENDED MARCH 31, 2007
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Net Interest Income
-------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its noninterest income, from its community banking operations. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust and Investment Service Division, service charges and other fees related to deposit and loan accounts and from gains recognized on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months ended March 31,                     2007     2006
                                                ------   ------
Total interest and dividend income              $6,437   $5,460
(financial statements)
Tax equivalent adjustment                          271      255
                                                ------   ------
Total interest and dividend income
      (on an FTE basis)                          6,708    5,715
Total interest expense                           3,071    2,167
                                                ------   ------
Net interest and dividend income-FTE            $3,637   $3,548
                                                ======   ======

Total interest and dividend income on an FTE basis for the three months ended March 31, 2007, when compared to the same period in 2006, increased $993,000 or approximately 17.4%. The increase was primarily attributable to an economic environment of increased interest rates.

Interest expense on deposits for the first three months of 2007 totaled $2,030,000, an increase of $692,000 or 51.7% that compared to $1,338,000 for the same period in 2006. This increase is primarily the result of an economic environment of generally higher interest rates. Although Federal Home Loan Bank advances have decreased during the three-month period ended March 31, 2007, interest expense on these advances increased 25.6% to $1,041,000. This increase in interest expense is attributable to the increased monthly average balance of overnight borrowings. Total interest expense for the three months ended March 31, 2007 was $3,071,000, an increase of $904,000 or 41.7% when compared to the same period in 2006.

Overall, net interest and dividend income (on an FTE basis) increased $89,000 or 2.5% to $3,637,000 for the period ended March 31, 2007 when compared to the same period in 2006.

Noninterest Income
------------------

Noninterest income totaled $1,124,000 for the three months ended March 31, 2007, an increase of $98,000 or 9.6% compared to noninterest income of $1,026,000 for the three months ended March 31, 2006. Continuing growth of the Trust and Investment Service Division has resulted in an increase in trust income of $45,000 or 9.3% to $530,000 for the first three months of 2007. Gains on sales of available-for-sale securities, net increased 58.1% to $117,000 for the first three months of 2007 compared to the corresponding period in 2006. This increase is primarily the result of the movement of market rates during the year, which made it possible to take advantage of opportunities presented by the positive slope of yields during that time. Other income consists primarily of fees associated with transaction accounts and in addition, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans. Other income for the first three months of 2007 totaled $228,000 compared to $214,000 for the same period in 2006.

Noninterest Expense
-------------------

Noninterest expense increased 16.99% for the first three months of 2007 as compared to the same period in 2006. The increases in the noninterest expenses listed in the table below are primarily attributable to additional staff to support new marketing strategies, growth and our branch expansion into New York State and fees associated with various projects under consideration. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):
                                            2007      2006     Change   % Change
--------------------------------------------------------------------------------
Salaries and employee benefits            $  1,952  $  1,703  $    249     14.62
Occupancy expense                              191       176        15      8.52
Equipment expense                              191       187         4      2.14
Data processing                                337       283        54     19.08
Insurance                                       38        31         7     22.58
Printing and stationery                         64        53        11     20.75
Professional fees                              165        90        75     83.33
Legal expense                                   55        25        30    120.00
Amortization of core deposit intangible         41        41         0         0
Other expense                                  285       248        37     14.92
                                          --------  --------  --------  --------
      Total noninterest expense           $  3,319  $  2,837  $    482     16.99
                                          ========  ========  ========

Income Taxes
------------

The income tax provision for the first three months of 2007 totaled $237,000 in comparison to $335,000 for the same three-month period in 2006 as a result of less taxable income.

Net Income
----------

Overall, net income totaled $934,000 for the three months ended March 31, 2007 and represents earnings of $.55 per share. This compares to net income of $1,147,000 or $.68 per share for the same period in 2006.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 2007 were $431,117,000, compared to $450,339,000 at December 31, 2006, a decrease of approximately 4.3%. The decrease is primarily the result of a decrease in earning assets during the quarter.

Securities
----------

During the three months ended March 31, 2007, the securities portfolio, which includes Federal Home Loan Bank stock, decreased $9,580,000 or 5.9% to $151,652,000 from $161,232,000 at December 31, 2006. The decrease is primarily a reflection of portfolio available-for-sale securities being sold and called during the period with the proceeds being used primarily to fund loan growth and seasonal cash flow of transaction accounts.

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At March 31, 2007, the unrealized loss net of tax was $1,589,000. This compares to an unrealized loss net of tax of $1,190,000 at December 31, 2006. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

Total loans outstanding of $248,319,000 at March 31, 2007 decreased compared to total loans outstanding of $254,773,000 at December 31, 2006. This is a decrease of $6,454,000 or 2.53%. New business development during the first three months of 2007 coupled with a small increase in loan demand nearly offset the $12,000,000 maturity in Term Federal Funds that was included in the loan portfolio at December 31, 2006. Competition for loans remains aggressive in the Bank's market area, especially in the residential mortgage loan market.

The following table represents the composition of the loan portfolio at March 31, 2007 and December 31, 2006:

                                           March 31, 2007     December 31, 2006
                                           --------------     -----------------
                                                (amounts in thousands)
Commercial, financial and agricultural      $     17,722       $     16,465
Real Estate-construction and land
     development                                  22,288             21,169
Real Estate-residential                          149,736            145,395
Real Estate-commercial                            50,108             50,859
Consumer                                           8,395              8,816
Term federal funds                                     0             12,000
Other                                                 71                 69
                                            ------------       ------------
                                                 248,320            254,773
Deferred costs, net                                  204                168
Unearned income                                       (2)                (3)
Allowance for loan losses                         (2,469)            (2,474)
                                            ------------       ------------
Net Loans                                   $    246,053       $    252,464
                                            ============       ============

At March 31, 2007 and December 31, 2006, approximately 90% of the Bank's loan portfolio was related to real estate products.

Provisions and Allowance for Loan Losses
----------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an Allowance for Loan and Lease Losses ("ALLL") through charges to earnings. The Bank determined that no provision for loan losses was warranted for the first three month period of 2007 and 2006.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2007. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Bank's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

Any such commercial loan and/or residential mortgage will be considered for impairment under any of the following circumstances:

      1.    Non-accrual status;
      2.    Loans over 90 days delinquent;

      3.    Troubled debt restructures consummated after December 31, 1994;
      4. Loans classified as "doubtful", meaning that they have weaknesses, which make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

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

The credit card delinquency and loss history is separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor.

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At March 31, 2007, nonperforming loans totaled $829,000 or 0.33% of total loans outstanding of $248,320,000. The allowance for loan losses totaled $2,469,000, representing 297.83% of nonperforming loans and ..99% of total loans outstanding at March 31, 2007. Nonperforming loans totaled $964,000 or .38% of total loans outstanding of $254,773,000 at December 31, 2006. The allowance for loan losses totaled $2,474,000 at December 31, 2006 and represented 256.91% of nonperforming loans and 1.02% of total loans outstanding net of term federal funds sold. A total of $39,000 of loans was charged off by the Bank during the three months ended March 31, 2007. These charged-off loans consisted primarily of credit card and consumer installment loans. This compares to loans charged off during the three months period ended March 31, 2006 that totaled $41,000. A total of $33,000 of previously charged-off loans was recovered during the three month period ended March 31, 2007. Recoveries for the same period in 2006 totaled $7,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at March 31, 2007 and December 31, 2006:

                         March 31, 2007      December 31, 2006
                         --------------      -----------------
                                (amounts in thousands)

Demand                       $ 65,263            $ 70,502
NOW                            24,648              21,461
Money Market                   55,908              57,015
Savings                        45,034              44,246
Time                          114,164             120,362
                             --------            --------
Total Deposits               $305,017            $313,586
                             ========            ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At March 31, 2007, the Company had $76,863,000 in outstanding advances from the Federal Home Loan Bank compared to $87,093,000 at December 31, 2006. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

Interest Rate Risk
------------------

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on net interest income. Net interest income is sensitive to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. In an attempt to manage its exposure to changes in interest rates, the Bank's assets and liabilities are managed in accordance with policies established and reviewed by the Bank's Board of Directors. The Bank's Asset/Liability Management Committee monitors asset and deposit levels, developments, and trends in interest rates, liquidity and capital. One of the primary financial objectives is to manage interest rate risk and control the sensitivity of earnings to changes in interest rates in order to prudently improve net interest income and manage the maturities and interest rate sensitivities of assets and liabilities.

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2007, the Company maintains a slight asset sensitive (positive gap) position. This would suggest that during a period of rising interest rates, the Company would be in a better position to invest in higher yielding assets resulting in growth in interest income. To the contrary, during a period of falling interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at March 31, 2007 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At March 31, 2007, the Company had approximately $52,550,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At March 31, 2007, the Company had $44,443,000 in shareholders' equity, an increase of .2 % when compared to December 31, 2006 shareholders' equity totaling $44,349,000. Net income for the three-month period ended March 31, 2007 totaled $934,000. Market conditions resulted in an increase in accumulated other comprehensive loss to $2,908,000 at March 31, 2007 from $2,522,000 at December 31, 2006.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and management deems the securities to be not other than temporarily impaired. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At March 31, 2007, the Company had a total consolidated risk based capital ratio of 13.38%, a Tier 1 risk based capital ratio of 12.52% and a leverage ratio of 8.28%. This compares to a total consolidated risk based capital ratio of 15.28%, a Tier 1 risk based capital ratio of 14.28% and a leverage ratio of 8.43% at December 31, 2006. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

Impact of Inflation and Changing Prices
---------------------------------------

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require the measurement of financial condition, and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not an influence in recent years, inflation could impact earnings in future periods.

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Company and Bank's business include the following:

(a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b) changes in the legislative and regulatory environments that negatively impact the Company and Bank through increased operating expenses;
(c)      increased   competition   from  other   financial   and   non-financial
         institutions;
(d)      the impact of technological advances; and
(e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Company's and the Bank's financial position and results of operations.

       Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and Senior Management. The Committee monitors compliance with the Bank's Asset/Liability Policy, which provides guidelines to analyze and manage the interest rate sensitivity gap, which is the difference between the amount of assets and the amounts of liabilities that mature or reprice during specific periods. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. Please refer to Interest Rate Risk and Liquidity under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-Q. The Company's interest rate risk and liquidity position has not significantly changed from year-end 2006.

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of March 31, 2007, the Company's disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to the Company's Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. During the three month period ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

              11 - Computation of Earnings per Share.

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


                                                  SALISBURY BANCORP, INC.

      Date: May 10, 2007                          by: /s/ John F. Perotti
          --------------                              -------------------
                                                      John F. Perotti
                                                      Chief Executive Officer

      Date: May 10, 2007                          by: /s/ John F. Foley
          --------------                              -----------------
                                                      John F. Foley
                                                      Chief Financial Officer