Form 10-Q
period 2007-06-30
SALISBURY BANCORP INC
filed 2007-08-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

 5 Bissell Street   Lakeville   Connecticut                    06039
---------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

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

                                    Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
         As of August 10, 2007, there were 1,685,021 shares outstanding.
                                           -----------------------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                3

         Condensed Consolidated Balance Sheets -June 30, 2007
            (unaudited) and December 31, 2006                                 4

         Condensed Consolidated Statements of Income -six and three
            months ended June 30, 2007 and 2006 (unaudited)                   5

         Condensed Consolidated Statements of Cash Flows -six months
            ended June 30, 2007 and 2006 (unaudited)                          6

         Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          18

Item 4.  Controls and Procedures                                             19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 1A. Risk Factors                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19

Signatures                                                                   19

                         Part I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)
                       June 30, 2007 and December 31, 2006
                       -----------------------------------

                                                                                     June 30,    December 31,
                                                                                      2007           2006
                                                                                   -----------   ------------
                                                                                   (unaudited)
ASSETS
------
Cash and due from banks                                                             $  5,925       $  8,988
Interest-bearing demand deposits with other banks                                      1,025            569
Money market mutual funds                                                              1,293          1,200
Federal funds sold                                                                       200          1,000
                                                                                    --------       --------
            Cash and cash equivalents                                                  8,443         11,757
Investments in available-for-sale securities (at fair value)                         150,848        156,493
Investments in held-to-maturity securities (fair values of $73 as of
   June 30, 2007 and $75 as of December 31, 2006)                                         73             75
Federal Home Loan Bank stock, at cost                                                  5,083          4,664
Loans held-for-sale                                                                        0            304
Loans, less allowance for loan losses of $2,452 as of June 30, 2007
   and $2,474 as of December 31, 2006                                                251,487        252,464
Investment in real estate                                                                 75             75
Premises and equipment                                                                 6,626          6,135
Goodwill                                                                               9,509          9,509
Core deposit intangible                                                                1,411          1,493
Accrued interest receivable                                                            2,505          2,484
Cash surrender value of life insurance policies                                        3,615          3,555
Other assets                                                                           2,778          1,331
                                                                                    --------       --------
            Total assets                                                            $442,453       $450,339
                                                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                              $ 66,554       $ 70,502
   Interest-bearing                                                                  241,999        243,084
                                                                                    --------       --------
            Total deposits                                                           308,553        313,586
Federal Home Loan Bank advances                                                       87,217         87,093
Due to broker                                                                              0          1,580
Other liabilities                                                                      4,072          3,731
                                                                                    --------       --------
            Total liabilities                                                        399,842        405,990
                                                                                    --------       --------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,685,021 shares at June 30, 2007 and  1,684,181
      shares at December 31, 2006                                                        169            168
   Paid-in capital                                                                    13,130         13,100
   Retained earnings                                                                  34,576         33,603
   Accumulated other comprehensive loss                                               (5,264)        (2,522)
                                                                                    --------       --------
            Total shareholders' equity                                                42,611         44,349
                                                                                    --------       --------
            Total liabilities and shareholders' equity                              $442,453       $450,339
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                  (amounts in thousands, except per share data)
                             June 30, 2007 and 2006
                                   (unaudited)

                                                                       Six Months Ended   Three Months Ended
                                                                           June 30,            June30,
                                                                        2007      2006     2007        2006
                                                                      -------   -------   ------      ------
Interest and dividend income:
   Interest and fees on loans                                         $ 8,736   $ 7,471   $4,348      $3,843
   Interest on debt securities:
      Taxable                                                           2,757     2,562    1,326       1,294
      Tax-exempt                                                        1,111     1,057      585         562
   Dividends on equity securities                                         159       130       81          70
   Other interest                                                          34        29       20          20
                                                                      -------   -------   ------      ------
            Total interest and dividend income                         12,797    11,249    6,360       5,789
                                                                      -------   -------   ------      ------
Interest expense:
   Interest on deposits                                                 4,022     2,957    1,992       1,619
   Interest on Federal Home Loan Bank advances                          2,046     1,741    1,005         912
                                                                      -------   -------   ------      ------
         Total interest expense                                         6,068     4,698    2,997       2,531
                                                                      -------   -------   ------      ------
         Net interest and dividend income                               6,729     6,551    3,363       3,258
                                                                      -------   -------   ------      ------
Noninterest income:
   Trust and investment services income                                 1,033       935      503         450
   Loan commissions                                                        13        45        9          31
   Service charges on deposit accounts                                    361       359      181         182
   Gain (loss) on sales of available-for-sale securities, net             180        61       63         (13)
   Gain on sales of loans held-for-sale                                   167       230      102         168
   Other income                                                           485       397      257         183
                                                                      -------   -------   ------      ------
         Total noninterest income                                       2,239     2,027    1,115       1,001
                                                                      -------   -------   ------      ------
Noninterest expense:
   Salaries and employee benefits                                       3,832     3,410    1,880       1,707
   Occupancy expense                                                      380       352      189         176
   Equipment expense                                                      370       381      179         194
   Data processing                                                        638       610      301         327
   Insurance                                                               74        63       36          32
   Printing and stationery                                                144       129       80          76
   Professional fees                                                      339       180      174          90
   Legal expense                                                          126        63       71          38
   Amortization of core deposit intangible                                 82        82       41          41
   Other expense                                                          639       559      354         311
                                                                      -------   -------   ------      ------
         Total noninterest expense                                      6,624     5,829    3,305       2,992
                                                                      -------   -------   ------      ------
         Income before income taxes                                     2,344     2,749    1,173       1,267
Income taxes                                                              461       596      224         261
                                                                      -------   -------   ------      ------
         Net income                                                   $ 1,883   $ 2,153   $  949      $1,006
                                                                      =======   =======   ======      ======

Earnings per common share                                             $  1.12   $  1.28   $  .56      $  .60
                                                                      =======   =======   ======      ======
Dividends per common outstanding                                      $   .54   $   .52   $  .27      $  .26
                                                                      =======   =======   ======      ======

   The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                     Six months ended June 30, 2007 and 2006
                                   (unaudited)

                                                                             2007        2006
                                                                           --------    --------
Cash flows from operating activities:
   Net income                                                              $  1,883    $  2,153
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Amortization of securities, net                                            46          67
      Gain on sales of available-for-sale securities, net                      (180)        (61)
      Change in loans held-for-sale                                             304        (117)
      Change in deferred loan costs, net                                        (56)          0
      Net decrease in mortgage servicing rights                                  53          16
      Depreciation and amortization                                             250         272
      Amortization of core deposit intangible                                    82          82
      Accretion of fair value adjustment on deposits/borrowings                 (65)        (69)
      Amortization of fair value adjustment on loans                             44          63
      Decrease in interest receivable                                           (31)        (28)
      Deferred tax benefit                                                     (433)       (187)
      Decrease in taxes receivable                                              317         280
      Decrease (increase) in prepaid expenses                                    42        (344)
      Increase in cash surrender value of insurance policies                    (60)        (60)
      Increase in income tax payable                                            157           0
      Decrease in other assets                                                  (15)          0
      Decrease in accrued expenses                                             (178)       (682)
      Increase in interest payable                                              109          43
      Increase in other liabilities                                             270          92
      Issuance of shares for Directors' fees                                     30          32
      Change in unearned income on loans                                          4         (54)
                                                                           --------    --------

Net cash provided by operating activities                                     2,573       1,498
                                                                           --------    --------
Cash flows from investing activities:
   (Purchase)/Redemption of Federal Home Loan Bank stock                       (419)        860
   Purchases of available-for-sale securities                               (37,394)    (33,644)
   Proceeds from sales of available-for-sale securities                      37,414      27,163
   Proceeds from maturities of available-for-sale securities                      0       4,900
   Proceeds from maturities of held-to-maturity securities                        2          70
   Loan originations and principal collections, net                           2,831     (12,381)
   Purchase of loans                                                         (1,886)          0
   Recoveries of loans previously charged-off                                    41          22
   Capital expenditures                                                        (739)       (125)
                                                                           --------    --------

Net cash used in investing activities                                          (150)    (13,135)
                                                                           --------    --------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                     Six months ended June 30, 2007 and 2006
                                   (unaudited)
                                   (continued)

                                                                     2007        2006
                                                                   --------    --------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and
      savings accounts                                               (5,073)     (7,443)
   Net increase in time deposits                                         40      18,609
   Federal Home Loan Bank advances                                   10,000      10,000
   Principal payments on advances from Federal Home Loan Bank       (11,208)     (9,943)
   Net change in short term advances from Federal Home Loan Bank      1,397        (594)
   Dividends paid                                                      (893)       (859)
                                                                   --------    --------

Net cash (used in) provided by financing activities                  (5,737)      9,770
                                                                   --------    --------

Net decrease in cash and cash equivalents                            (3,314)     (1,867)
Cash and cash equivalents at beginning of year                       11,757      10,204
                                                                   --------    --------
Cash and cash equivalents at end of period                         $  8,443    $  8,337
                                                                   ========    ========

Supplemental disclosures:
   Interest paid                                                   $  5,798    $  4,724
   Income taxes paid                                                    420         503

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K.

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

Comprehensive(loss) income

                                                                 Six months ended       Three months ended
                                                                     June 30,                 June 30,
                                                                2007         2006        2007        2006
                                                             ----------   ---------   ----------   ---------
                                                             (amounts in thousands)   (amounts in thousands)
Net income                                                      $ 1,883     $ 2,153      $   949     $ 1,006
Net change in unrealized holding (losses) or
   gains on securities and minimum pension
   liability adjustment, net of tax during period.               (2,742)     (1,747)      (2,356)     (2,060)
                                                                -------     -------      -------     -------
Comprehensive (loss) income                                     $  (859)    $   406      $(1,407)    $(1,054)
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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating the impact the new standard is expected to have on its financial position.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the six and three months ended June 30:

                                                            Six Months Ended           Three Months Ended
                                                                June 30,                    June 30,
                                                            2007        2006            2007        2006
                                                         ---------------------        --------------------
Components of net periodic benefit cost:
   Service cost                                          $ 218,870   $ 242,865        $ 104,780   $121,432
   Interest cost                                           171,011     163,496           82,034     81,748
   Expected return on plan assets                         (184,471)   (142,833)        (107,307)   (71,416)
   Amortization of:
      Prior service costs                                      447         447              224        224
      Actuarial loss                                        34,118      48,263           12,945     24,131
                                                         ---------   ---------        ---------   --------
   Net periodic benefit cost                             $ 239,975   $ 312,238        $  92,676   $156,119
                                                         =========   =========        =========   ========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

Discount rate                                                 6.00%       6.00%            6.00%       6.00%
Average wage increase                                 Graded table*  Graded table* Graded table*  Graded table*
Return on plan assets                                         7.50%       7.50             7.50%       7.50%

* 5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation that is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has seven (7) full service offices including a Trust and Investment Services Division. Such offices are located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut and Sheffield and South Egremont, Massachusetts. In addition, the Bank opened a full service branch office in Dover Plains, New York on August 1, 2007. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the six months ended June 30, 2007 was $1,883,000. This compares to earnings of $2,153,000 for the same period in 2006. Earnings per share for the six months ended June 30, 2007 totaled $1.12 per share which compared to earnings per share of $1.28 for the corresponding period in 2006. The decrease in earnings is primarily attributable to an increase in noninterest expense, specifically, additional staff to support new marketing strategies, growth and our branch expansion into New York State. The Company's assets at June 30, 2007 totaled $442,453,000 compared to total assets of $450,339,000 at December 31, 2006. Non-performing loans totaled $894,000 at June 30, 2007 or ..35% of total loans outstanding. This compares to non-performing loans totaling $886,000 at December 31, 2006. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. The portfolio does not include any sub-prime loans. The Bank's investment portfolio is of high quality and has no sub-prime mortgage collateral in any securities owned. Deposits at June 30, 2007 totaled $308,553,000 as compared to total deposits of $313,586,000 at December 31, 2006. The decrease is primarily the result of a $5,000,000 Brokered CD that matured in March 2007 and was not replaced. The Bank and the Company are "well capitalized". The Company's total risk based capital ratio was 15.67%; the Tier 1 capital ratio was 14.69% and the leverage ratio was 8.51%. The Board of Directors declared a second quarter cash dividend of $.27 per common share, which was paid on July 31, 2007 to shareholders of record as of June 30, 2007. This compared to a cash dividend of $.26 per common share that was paid for the second quarter of 2006. Year-to-date dividends total $.54 per common share outstanding for this year. This compares to total year-to-date dividends of $.52 per common share one year ago.

Critical Accounting Estimates
-----------------------------

In preparing the Company's financial statements, management selects and applies numerous accounting policies. In applying these policies, management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on an estimation of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of estimated loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See "Provisions and Allowance for Loan Losses."

Net Interest and Dividend Income
--------------------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent non-interest income. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Non-interest income is primarily derived from the trust and investment services division, service charges and other fees related to deposit and loan accounts and income from gains in securities transactions. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Six Months Ended June 30,                                 2007      2006
                                                       -------   -------
Total Interest and Dividend Income
(financial statements)                                 $12,797   $11,249
Tax Equivalent Adjustment                                  572       545
                                                       -------   -------
Total Interest and Dividend Income
  (on an FTE basis)                                     13,369    11,794
Total Interest Expense                                   6,068     4,698
                                                       -------   -------
Net Interest and Dividend Income-FTE                   $ 7,301   $ 7,096
                                                       =======   =======

Total interest and dividend income on a FTE basis for the six months ended June 30, 2007, when compared to the same period in 2006, increased $1,575,000 or 13.35%. The increase was primarily attributable to an economic environment experiencing an increase in interest rates when comparing the two periods.

Interest expense on deposits for the first six months of 2007 totaled $4,022,000, an increase of $1,065,000 or 36.02% which compared to $2,957,000 for the same period in 2006. This increase reflects an economic environment of generally higher interest rates. Although the Bank's volume of Federal Home Loan Bank advances outstanding at June 30, 2007 remained comparable to the level outstanding at December 31, 2006, during the six month period ended June 30, 2007, interest expense on these advances increased 17.52% to $2,046,000. This increase in interest expense is attributable to the increased monthly average balance of overnight borrowings throughout the first six months of 2007. Total interest expense for the six months ended June 30, 2007 was $6,068,000, an increase of $1,370,000 or 29.16% when compared to the same period in 2006.

Overall, net interest and dividend income (on an FTE basis) increased $205,000 or 2.88% to $7,301,000 for the period ended June 30, 2007 when compared to the same period in 2006.

Noninterest Income
------------------

Noninterest income totaled $2,239,000 for the six months ended June 30, 2007. This is an increase of $212,000 or 10.46% compared to noninterest income of $2,027,000 for the six months ended June 30, 2006. Gains on sales of available-for-sale securities increased 195.08% to $180,000 for the first six months of 2007 compared to the corresponding period in 2006. This increase is primarily the result of the movement of market rates during the quarter. Continuing growth of the trust and investment services division has resulted in an increase in trust income of $98,000 or 10.48% to $1,033,000 for the first six months of 2007, which compares to $935,000 for the same period in 2006. Other income has remained consistent when comparing the first six months of 2007 to the same period in 2006. This category of income primarily consists of fees associated with transaction accounts and in addition, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans.

Noninterest Expense
-------------------

Noninterest expense increased 13.64% for the first six months of 2007 as compared to the same period in 2006. Although there are some increases in noninterest expenses that are attributable to normal volumes of business, much of the overall increases in the noninterest expenses listed in the table below are primarily attributable to additional staffing, and expenses related to the establishment of a new branch in New York state, which commenced operations on August 1, 2007. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2007     2006    Change   % Change
-----------------------------------------------------------------------------
Salaries and employee benefits            $3,832   $3,410    $422      12.38
Occupancy expense                            380      352      28       7.95
Equipment expense                            370      381     (11)     (2.89)
Data processing                              638      610      28       4.59
Insurance                                     74       63      11      17.46
Printing and stationery                      144      129      15      11.63
Professional fees                            339      180     159      88.33
Legal expense                                126       63      63     100.00
Amortization of core deposit intangible       82       82       0          0
Other expense                                639      559      80      14.31
                                          ------   ------    ----     ------
   Total noninterest expense              $6,624   $5,829    $795      13.64
                                          ======   ======    ====

Income Taxes
------------

The income tax provision for the first six months of 2007 totaled $461,000 in comparison to $596,000 for the same six month period in 2006. Pretax income in 2007 was $2,344,000 and included tax exempt income totaling $1,111,000. Pretax income in 2006 was $2,749,000 and included tax exempt income totaling $1,057,000. The decrease in the income tax provision is primarily attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $1,883,000 for the six months ended June 30, 2007 and represents earnings of $1.12 per average share outstanding. This compares to net income of $2,153,000 or $1.28 per average share outstanding for the same period in 2006.

                        THREE MONTHS ENDED JUNE 30, 2007
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Net Interest and Dividend Income
--------------------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months Ended June 30                                       2007      2006
                                                               ------    ------
Total Interest and Dividend Income
(financial statements)                                        $ 6,360   $ 5,789
Tax Equivalent Adjustment                                         301       290
                                                              -------   -------
   Total Interest and Dividend Income (on an FTE basis)         6,661     6,079
Total Interest (Expense)                                       (2,997)   (2,531)
                                                              -------   -------
Net Interest and Dividend Income-FTE                          $ 3,664   $ 3,548
                                                              =======   =======

Total interest and dividend income on an FTE basis for the three months ended June 30, 2007 increased $582,000 or 9.57% compared to the same period in 2006. The increase was primarily attributable to an economic environment with generally higher interest rates. Interest expense on deposits increased $373,000 or 23.04% for the quarter to $1,992,000 compared to $1,619,000 for the same quarter in 2006. This increase is primarily the result of an economic environment of increasing interest rates coupled with an increased deposit base. The Bank's volume of

Federal Home Loan Bank advances has increased during the three month period ended June 30, 2007 when compared to the corresponding period in 2006. Interest expense on these advances has increased $93,000 or 10.20% and totaled $1,005,000 for the three months ended June 30, 2007 compared to $912,000 for the corresponding period in 2006. Total interest expense for the three months ending June 30, 2007 was $2,997,000 compared to total interest expense for the same period in 2006 of $2,531,000, an increase of $466,000 or 18.41%. This increase is a reflection of an economic environment of rising interest rates and the result of generally higher interest rates on Federal Home Loan Bank advances. Overall, net interest and dividend income (on a FTE basis) increased $116,000 or 3.27% to $3,664,000 for the three month period ended June 30, 2007 when compared to the corresponding period in 2006.

Noninterest Income
------------------

Noninterest income totaled $1,115,000 for the three months ended June 30, 2007 as compared to $1,001,000 for the three months ended June 30, 2006. This increase of $114,000 or 11.39% is primarily attributable to increased income generated by an increase from gains in securities transactions and an increase in other income. Income from the trust and investment services division increased $53,000 or 11.78% to $503,000 for the second quarter of 2007 compared to the same period in 2006. This is primarily the result of continued growth in assets under management. Gains on sales of available-for-sale securities totaled $63,000 for the second quarter of 2007. This compares to losses on sales of available-for-sale securities of $13,000 for the corresponding period in 2006. This increase is primarily the result of the movement of market rates during the quarter. Other noninterest income is primarily related to fees associated with transaction accounts and fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans. The volumes of these transactions are driven primarily by consumer demand which results in variances from quarter to quarter. Year-to-date volumes however, are consistent when comparing 2007 to 2006.

Noninterest Expense
-------------------

Noninterest expense totaled $3,305,000 for the three month period ended June 30, 2007 as compared to $2,992,000 for the same period in 2006, an increase of $313,000 or 10.46%. Although there are some increases in non-interest expenses that are attributable to normal volumes of business, much of the overall increases in the non-interest expenses listed in the table below are primarily attributable to additional staffing, and expenses related to the establishment of a new branch in New York state, which commenced operations on August 1, 2007.The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                                     2007              2006            Change         % Change
-----------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                      $1,880            $1,707            $173            10.13
Occupancy expense                                      189               176              13             7.39
Equipment expense                                      179               194             (15)           (7.73)
Data processing                                        301               327             (26)           (7.95)
Insurance                                               36                32               4            12.50
Printing and stationery                                 80                76               4             5.26
Professional fees                                      174                90              84            93.33
Legal expense                                           71                38              33            86.84
Amortization of core deposit intangible                 41                41               0                0
Other expense                                          354               311              43            13.83
                                                    ------            ------            ----
   Total non-interest expense                       $3,305            $2,992            $313            10.46
                                                    ======            ======            ====

Income Taxes
------------

The income tax provision for the three month period ended June 30, 2007 totaled $224,000 in comparison to $261,000 for the same three month period in 2006. The decrease in the income tax provision is attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $949,000 for the three months ended June 30, 2007 and represents earnings of $.56 per average share outstanding share. This compares to net income of $1,006,000 for the same period in 2006, a decrease of $57,000 or 5.67% and compares to earnings per share of $.60 for the 2006 period.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 2007 were $442,453,000, compared to $450,339,000 at December 31, 2006, a decrease of 1.75%. The decrease is primarily the result of a decrease in earning assets during the period.

Securities
----------

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states. The portfolio has no sub-prime mortgage collateral in any of its owned securities. During the six months ended June 30, 2007, the securities portfolio, including Federal Home Loan Bank stock, decreased $5,228,000 or 3.24% to $156,004,000 from $161,232,000 at December 31, 2006.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At June 30, 2007, the unrealized loss net of tax was $3,955,000. This compares to an unrealized loss net of tax of $1,190,000 at December 31, 2006. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

The decrease in the portfolio is also a reflection of securities being sold and called during the period with the proceeds being used to fund loan demand and seasonal cash flow of transaction accounts.

Lending
-------

Total loans outstanding of $253,714,000 at June 30, 2007 compares to total loans outstanding of $254,773,000 at December 31, 2006. This decrease of $1,059,000 or ..42% includes a January 2007 maturity of $12,000,000 in Term Federal Funds, excluding this maturity, there is an increase in loans of $10,941,000 or 4.29%. Competition for loans remains aggressive in the Bank's market area, however new business development coupled with an increase in loan demand resulted in the increase.

The following table represents the composition of the loan portfolio comparing June 30, 2007 to December 31, 2006:

                                            June 30, 2007     December 31, 2006
                                            -------------     -----------------
                                                   (amounts in thousands)
Commercial, financial and agricultural         $ 17,740            $ 16,465
Real estate-construction and land
   development                                   22,650              21,169
Real estate-residential                         153,152             145,395
Real estate-commercial                           50,968              50,859
Consumer                                          8,095               8,816
Term federal funds                                    0              12,000
Other                                             1,109                  69
                                               --------            --------
                                                253,714             254,773
Deferred costs, net                                 225                 168
Unearned income                                      (1)                 (3)
Allowance for loan losses                        (2,452)             (2,474)
                                               --------            --------
Net Loans                                      $251,486            $252,464
                                               ========            ========

Provisions and Allowance for Loan Losses
----------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance or reserve for loan and lease losses through charges to earnings. There was no provision expense for loan losses for the first six month period of 2007 or the comparable period in 2006.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2007. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

Credit card loans are separately evaluated and given a special loan loss factor because management recognizes the higher risk involved in such loans. Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined as well as trends by type. The Bank's loan mix over the same period of time is also analyzed. A loan loss allocation is made for each type of loan multiplied by the loan mix percentage for each loan type to produce a weighted average factor.

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At June 30, 2007, nonperforming loans totaled $894,000 or 0.35% of total loans outstanding of $253,714,000. The allowance for loan losses totaled $2,452,000 representing 274.27% of nonperforming loans. Nonperforming loans totaled $964,000 or 0.38% of total loans outstanding of $254,773,000 at December 31, 2006. The allowance for loan losses totaled $2,474,000 at December 31, 2006 and represented 256.64% of nonperforming loans. A total of $63,000 of loans were charged off by the Bank during the six months ended June 30, 2007. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the six month period ended June 30, 2006 which totaled $68,000. A total of $41,000 of previously charged-off loans was recovered during the six month period ended June 30, 2007. Recoveries for the same period in 2006 totaled $22,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at June 30, 2007 and December 31, 2006:

                                            June 30, 2007    December 31, 2006
                                           ---------------   ------------------
                                                  (amounts in thousands)

Demand                                        $ 66,554            $ 70,502
NOW                                             26,764              21,461
Money Market                                    51,763              57,015
Savings                                         43,071              44,246
Time                                           120,401             120,362
                                              --------            --------
   Total Deposits                             $308,553            $313,586
                                              ========            ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At June 30, 2007, the Company had $87,217,000 in outstanding advances from the Federal Home Loan Bank compared to $87,093,000 at December 31, 2006. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off balance sheet lending-related financial instruments by remaining maturity at June 30, 2007:

June 30, 2007
(amounts in thousands)

By remaining maturity                     Less than 1 year         1-3 years            4-5 years      After 5 years      Total
-----------------------------------------------------------------------------------------------------------------------------------
Off balance sheet lending-related
Financial Instruments
   Residential real estate related             $ 6,704               $   24                $48            $24,772        $31,548
   Commercial related                            7,203                1,373                                 7,635         16,211
   Consumer related                                                                                         7,865          7,865

   Standby letters of credit                                             13                                                   13
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                       $13,907               $1,410                $48            $40,272        $55,637
-----------------------------------------------------------------------------------------------------------------------------------

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2007, the Company maintains a liability sensitive (negative gap) position. This would suggest that during a period of declining interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of rising interest rates, a negative gap would result in a decrease in interest income. The level of interest rate risk at June 30, 2007 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2007 the Company had approximately $55,637,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At June 30, 2007, the Company had $42,611,000 in shareholders' equity, a decrease of 3.92% when compared to December 31, 2006 shareholders' equity totaling $44,349,000. Several components contributed to the change since December 31, 2006. Earnings for the six-month period ended June 30, 2007 totaled $1,883,000. Securities in the portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio for the period ending June 30, 2007 resulted in other comprehensive loss net of tax totaling $2,765,000. The application of SFAS No. 158, as defined in Note 3 resulted in comprehensive income net of tax of $23,000 for the six month period ended June 30, 2007.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and management deems the securities to be not other than temporarily impaired. The Company has declared two quarterly dividends resulting in a decrease in capital of $910,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $31,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At June 30, 2007, the Company had a total risk based capital ratio of 15.67% compared to 15.28% at December 31, 2006. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage the interest rate sensitivity gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. Please refer to Interest Rate Risk and Liquidity under Item 2. The Company's interest rate risk and liquidity position has not significantly changed from year end 2006.

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of June 30, 2007, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the six month period ended June 30, 2007 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.  Not applicable

Item 1A. Risk Factors.  Not applicable

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. Unregistered Sales of Equity Securities and Use of Proceeds. On May 10, 2007, the Company issued 840 shares of common stock to members of its Board of Directors under the terms of the Director Stock Retainer Plan. The shares were issued in a private transaction in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was received upon issuance of the shares.

Item 3. - Defaults Upon Senior Securities.  Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders. Incorporated by reference from Form 8-K filed May 12, 2007.

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

         Date: August 14, 2007                    by: /s/ John F. Perotti
              ----------------                        -------------------
                                                      John F. Perotti
                                                      Chief Executive Officer

         Date: August 14, 2007                    by: /s/ John F. Foley
              ----------------                        -----------------
                                                      John F. Foley
                                                      Chief Financial Officer