Form 10-Q
period 2007-09-30
SALISBURY BANCORP INC
filed 2007-11-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2007
                              --------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              --------------------------------------------------

                         Commission file number 0-24751

                            Salisbury Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Connecticut                                      06-1514263
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

 5 Bissell Street Lakeville Connecticut                     06039
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrants Telephone Number, Including Area Code   (860) 435-9801
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

                              Yes [_]        No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       As of November 13, 2007, there were 1,685,021 shares outstanding.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                               Page


Item 1.  Financial Statements:                                                 3

         Condensed Consolidated Balance Sheets - September 30, 2007
              (unaudited) and December 31, 2006                                4

         Condensed Consolidated Statements of Income - nine and three
              months ended September 30, 2007 and 2006 (unaudited)             5

         Condensed Consolidated Statements of Cash Flows -
              nine months ended September 30, 2007 and 2006 (unaudited)        6

         Notes to  Condensed Consolidated Financial Statements (unaudited)     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           19

Item 4.  Controls and Procedures                                              19


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 1A. Risk Factors                                                         20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             20

Signatures                                                                    20

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                    SALISBURY BANCORP, INC. AND SUBSIDIARY
                                    --------------------------------------

                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    -------------------------------------
                                (amounts in thousands, except per share data)
                                   September 30, 2007 and December 31, 2006
                                   ----------------------------------------



                                                                                September 30,     December 31,
                                                                                    2007             2006
                                                                                    ----             ----
                                                                                 (unaudited)
ASSETS
Cash and due from banks                                                          $      6,922    $      8,988
Interest bearing demand deposits with other banks                                         149             569
Money market mutual funds                                                               1,322           1,200
Federal funds sold                                                                        547           1,000
                                                                                 ------------    ------------
           Cash and cash equivalents                                                    8,940          11,757
Investments in available-for-sale securities (at fair value)                          153,234         156,493
Investments in held-to-maturity securities (fair values of $72 as of
   September 30, 2007 and $75 as of December 31, 2006)                                     72              75
Federal Home Loan Bank stock, at cost                                                   5,159           4,664
Loans held-for-sale                                                                       115             304
Loans, less allowance for loan losses of $2,455 as of September 30, 2007
   and $2,474 as of December 31, 2006                                                 262,195         252,464
Investment in real estate                                                                  75              75
Premises and equipment                                                                  6,875           6,135
Goodwill                                                                                9,825           9,509
Core deposit intangible                                                                 1,370           1,493
Accrued interest receivable                                                             2,586           2,484
Cash surrender value of life insurance policies                                         3,646           3,555
Other assets                                                                            2,394           1,331
                                                                                 ------------    ------------
          Total assets                                                           $    456,486    $    450,339
                                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing
   Interest-bearing                                                              $     65,669    $     70,502
          Total deposits                                                              247,419         243,084
                                                                                 ------------    ------------
Due to broker                                                                         313,088         313,586
Federal Home Loan Bank advances                                                             0           1,580
Other liabilities                                                                      95,143          87,093
          Total liabilities                                                             4,215           3,731
                                                                                 ------------    ------------
Shareholders' equity:                                                                 412,446         405,990
                                                                                 ------------    ------------
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and  outstanding, 1,685,021 shares at September 30,2007 and 1,683,341
     shares at December 31, 2006                                                          169             168
Paid-in capital                                                                        13,130          13,100
Retained earnings                                                                      35,038          33,603
Accumulated other comprehensive loss                                                   (4,297)         (2,522)
                                                                                 ------------    ------------
          Total shareholders' equity                                                   44,040          44,349
                                                                                 ------------    ------------
          Total liabilities and shareholders' equity                             $    456,486    $    450,339
                                                                                 ============    ============


           The accompanying notes are an integral part of these consolidated financial statements.



                                                      4

                                 SALISBURY BANCORP, INC. AND SUBSIDIARY
                                 --------------------------------------

                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              -------------------------------------------

                             (amounts in thousands, except per share data)
                                      September 30, 2007 and 2006
                                              (unaudited)

                                                                 Nine Months Ended   Three Months Ended
                                                                    September 30,      September 30,
                                                                   2007      2006      2007      2006
                                                                 -------   -------   -------   -------
Interest and dividend income:                                    $13,273   $11,471   $ 4,537   $ 3,999
  Interest and fees on loans
Interest on debt securities:                                       4,094     3,967     1,337     1,405
    Taxable                                                        1,745     1,652       634       595
    Tax-exempt                                                       241       211        82        81
Dividends on equity securities                                        46        60        12        31
                                                                 -------   -------   -------   -------
Other interest
          Total interest and dividend income                      19,399    17,361     6,602     6,111
                                                                 -------   -------   -------   -------
Interest expense:
  Interest on deposits                                             6,109     4,843     2,087     1,886
  Interest on Federal Home Loan Bank advances                      3,126     2,609     1,080       868
                                                                 -------   -------   -------   -------
          Total interest expense                                   9,235     7,452     3,167     2,754
                                                                 -------   -------   -------   -------
          Net interest and dividend income                        10,164     9,909     3,435     3,357
                                                                 -------   -------   -------   -------
Provision for loan losses                                              0         0         0         0
                                                                 -------   -------   -------   -------
          Net interest and dividend income after provision for
             loan losses                                          10,164     9,909     3,435     3,357
                                                                 -------   -------   -------   -------
Noninterest income:
  Trust department income                                          1,508     1,410       475       476
  Loan commissions                                                    22        80         9        35
  Service charges on deposit accounts                                544       527       183       168
  Gain on sales of available-for-sale securities, net                222       294        42       233
  Gain on sales of loans held-for-sale                               246       290        79        60
  Other income                                                       757       638       272       241
                                                                 -------   -------   -------   -------
          Total noninterest income                                 3,299     3,239     1,060     1,213
                                                                 -------   -------   -------   -------
Noninterest expense:
  Salaries and employee benefits                                   5,763     5,262     1,931     1,852
  Occupancy expense                                                  586       538       206       186
  Equipment expense                                                  584       586       214       205
  Data processing                                                    939       869       301       259
  Insurance                                                          121        95        47        32
  Printing and stationery                                            216       183        72        54
  Professional fees                                                  500       303       161       123
  Legal expense                                                      167        94        41        31
  Amortization of core deposit intangible                            123       123        41        41
  Other expense                                                    1,026       877       387       318
                                                                 -------   -------   -------   -------
          Total noninterest expense                               10,025     8,930     3,401     3,101
                                                                 -------   -------   -------   -------
          Income before income taxes                               3,438     4,218     1,094     1,469
Income taxes                                                         638       905       177       309
                                                                 -------   -------   -------   -------
          Net income                                             $ 2,800   $ 3,313   $   917   $ 1,160
                                                                 =======   =======   =======   =======

Earnings per common share                                        $  1.66   $  1.97   $   .54   $   .69
                                                                 -------   -------   -------   -------
Dividends per common share                                       $   .81   $   .78   $   .27   $   .26
                                                                 -------   -------   -------   -------

        The accompanying notes are an integral part of these consolidated financial statements.

                                                   5

                                  SALISBURY BANCORP INC. AND SUBSIDIARY
                                  -------------------------------------

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -----------------------------------------------
                                          (amounts in thousands)
                              Nine months ended September 30, 2007 and 2006
                                               (unaudited)
                                                                                        2007        2006
                                                                                    --------    --------
Cash flows from operating activities:

    Net income                                                                      $  2,800    $  3,313
Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of securities, net                                                 70          60
          Gain on sales of available-for-sale securities, net                           (222)       (294)

          Provision for loan losses                                                        0           0
          Change in loans held-for-sale                                                  189        (150)
          Change in deferred loan costs, net                                            (101)          0
          Net decrease in mortgage servicing rights                                       89          46
          Depreciation and amortization                                                  403         406
          Amortization of core deposit intangible                                        123         123
          Accretion of fair value adjustment on deposits & borrowings                    (98)       (102)
          Amortization of fair value adjustment on loans                                  59          88
          Decrease in interest receivable                                               (112)        (52)
          Deferred tax benefit                                                        (1,085)       (195)
          Decrease in taxes receivable                                                   317         256
          Decrease (increase) in prepaid expenses                                        978        (476)
          Increase in cash surrender value of insurance policies                         (91)        (90)
          Increase in income tax payable                                                 254           0
          Decrease (increase) in other assets                                             87         (74)
          Increase (decrease) in accrued expenses                                         95        (475)
          Increase in interest payable                                                   (60)        111
          Decrease in other liabilities                                                 (130)        (35)
          Issuance of shares for Directors' fees                                          30          32
          Decrease in unearned income on loans                                             4        (102)
          Cash and cash equivalents acquired from New York Community Bank
                 net of expenses paid of $115                                            181           0
                                                                                    --------    --------

Net cash provided by operating activities                                              3,780       2,390
                                                                                    --------    --------

Cash flows from investing activities
    (Purchase) redemption of Federal Home Loan Bank stock                               (495)        860
    Purchases of available-for-sale securities                                       (52,271)    (61,650)
    Proceeds from sales of available-for-sale securities                              51,371      44,268
    Proceeds from maturities of available-for-sale securities                              0       6,797
    Proceeds from maturities of held-to-maturity securities                                3          71
    Loan originations and principal collections, net                                  (6,013)    (15,207)
    Purchase of loans                                                                 (3,733)          0
    Recoveries of loans previously charged-off                                            53          43
    Capital expenditures                                                              (1,318)       (159)
                                                                                    --------    --------

Net cash used in investing activities                                                (12,403)    (24,977)
                                                                                    --------    --------

         The accompanying notes are an integral part of these consolidated financial statements.

                                                    6

                          SALISBURY BANCORP INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (amounts in thousands)
                      Nine months ended September 30, 2007 and 2006
                                       (unaudited)
                                       (continued)
                                                                       2007         2006
                                                                  ---------    ---------
Cash flows from financing activities:
  Net decrease in demand deposits, NOW and savings accounts          (2,312)      (6,957)
  Net increase in time deposits                                       1,319       27,598
  Federal Home Loan Bank advances                                    21,000       10,000
  Principal payments on advances from Federal Home Loan Bank        (16,404)     (10,227)
  Net change in short term advances from Federal Home Loan Bank       3,551        1,631
  Dividends paid                                                     (1,348)      (1,296)
                                                                  ---------    ---------

  Net cash provided by financing activities                           5,806       20,749
                                                                  ---------    ---------


Net decrease in cash and cash equivalents                            (2,817)      (1,838)
Cash and cash equivalents at beginning of period                     11,757       10,204
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $   8,940    $   8,366
                                                                  =========    =========

Supplemental disclosures:
  Interest paid                                                   $   9,393    $   7,500
  Income taxes paid                                                   1,152          844




New York Community Bank Acquisition:

  Cash and cash equivalents acquired                              $ 296,060

  Deposits assumed                                                  496,060
                                                                  ---------

  Net assets acquired                                              (200,000)

  Acquisition costs                                                 115,207
                                                                  ---------

  Goodwill                                                        $ 315,207


The accompanying notes are an integral part of these consolidated financial statements.

                                           7

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K.

The year-end condensed balance sheet data derived from audited financial statements does not include all disclosures required by GAAP.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive  Income,"  establishes  standards for disclosure of  comprehensive income which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's sources of other comprehensive income are the net unrealized holding gain (loss) on securities and the minimum pension liability adjustment.

Comprehensive Income
                                                    Nine months ended    Three months ended
                                                      September 30,         September 30,
                                                     2007       2006       2007      2006
                                                   -------    -------    -------   -------
                                                 (amounts in thousands) (amounts in thousands)
Net income                                         $ 2,800    $ 3,313    $   917   $ 1,160
Net change in unrealized holding (losses) or
 gains on securities and minimum pension
  liability adjustment, net of tax during period    (1,775)     1,365        967     3,112
                                                   -------    -------    -------   -------
Comprehensive income                               $ 1,025    $ 4,678    $ 1,884   $ 4,272
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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140 ("SFAS No. 156"). SFAS 156 requires any entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial condition, results of operations or cash flows.

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company is currently evaluating and has not yet determined the impact the new EITF is expected to have on its financial position, results of operations or cash flow.

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

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the nine months and three months ended September 30:

                                             Nine Months Ended         Three Months Ended
                                                September 30,             September 30,
                                           2007              2006    2007              2006
                                           ----------------------    ----------------------
Components of net periodic benefit cost:
   Service cost                            $ 328,305    $ 322,526    $ 109,435    $  79,661
   Interest cost                             256,517      238,733       85,506       75,237
   Expected return on plan assets           (276,707)    (221,699)     (92,236)     (78,866)
   Amortization of:
      Prior service cost                         670          670          223          223
      Actuarial loss                          51,177       66,896       17,059       18,633
                                           ---------    ---------    ---------    ---------
   Net periodic benefit cost               $ 359,962    $ 407,126    $ 119,987    $  94,888
                                           =========    =========    =========    =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                           6.00%          6.00%            6.00%           6.00%
   Average wage increase           Graded table*   Graded table*   Graded table*   Graded table*
   Expected return on plan assets          7.50%           7.25%           7.50%           7.25%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).


                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation that is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which includes a Trust and Investment Services Division, and operates eight (8) full service offices located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts and Dover Plains, New York. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary for providing personalized financial products and services to better serve customers in the tri-state area. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.


RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the nine months ended September 30, 2007 was $2,800,000. This compares to earnings of $3,313,000 for the same period in 2006. Earnings per share for the nine months ended September 30, 2007 totaled $1.66 per share, which compared to earnings per share of $1.97 for the corresponding period in 2006. The decrease in earnings is primarily attributable to an increase in interest expense and additional staff to support new marketing strategies, our growth and expansion into New York State. The Company's assets at September 30, 2007 totaled $456,486,000 compared to total assets of $450,339,000 at December 31, 2006. Deposits at September 30, 2007 totaled $313,088,000 as compared to total deposits of $313,586,000 at December 31, 2006. The Bank and the Company are "well capitalized". The Company's total risk based capital ratio was 15.23%; the Tier 1 capital ratio was 14.27% and the leverage ratio was 8.37%. The Board of Directors declared a third quarter cash dividend of $.27 per common share, which was paid on October 31, 2007 to shareholders of record as of September 28, 2007. This compared to a cash dividend of $.26 per common share that was paid for the third quarter of 2006. Year-to-date dividends total $.81 per common share outstanding for this year. This compares to total year-to-date dividends of $.78 per common share one year ago.

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2007
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Interest and Dividend Income

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

(amounts in thousands)
Nine Months Ended September 30,           2007      2006
                                       -------   -------
Total Interest and Dividend Income
(financial statements)                 $19,399   $17,361
Tax Equivalent Adjustment                  898       851
                                       -------   -------

Total Interest and Dividend Income
      (on an FTE basis)                 20,297    18,212
Total Interest Expense                   9,235     7,452
                                       -------   -------
Net Interest and Dividend Income-FTE   $11,062   $10,760
                                       =======   =======

Total interest and dividend income on a FTE basis for the nine months ended September 30, 2007, when compared to the same period in 2006, increased $2,085,000 or 11.45%. The increase was primarily attributable to generally higher interest rates during the first nine months of 2007.

Interest expense on deposits for the first nine months of 2007 totaled $6,109,000, an increase of $1,266,000 or 26.14%, which compared to $4,843,000 for the same period in 2006. This increase reflects generally higher interest rates during the first nine months of 2007 and an increase in interest bearing deposits. During the nine-month period ended September 30, 2007, interest expense on Federal Home Loan Bank advances increased $517,000 or 19.82% to $3,126,000. This increase in interest expense is primarily attributable to the increased balance of Federal Home Loan Bank advances throughout the first nine months of 2007. Total interest expense for the nine months ended September 30, 2007 was $9,235,000, an increase of $1,783,000 or 23.93% when compared to the same period in 2006.

Overall, net interest and dividend income (on an FTE basis) increased $302,000 or 2.81% to $11,062,000 for the nine months ended September 30, 2007 when compared to the same period in 2006.

Noninterest Income
------------------

Noninterest income totaled $3,299,000 for the nine months ended September 30, 2007. This is an increase of $60,000 or 1.85% compared to noninterest income of $3,239,000 for the nine months ended September 30, 2006. Gains on sales of available-for-sale securities, net totaled $222,000 for the first nine months of 2007 which compares to $294,000 for the corresponding period in 2006. This decrease is primarily the result of the movement of market rates during the quarter. Continuing growth of the trust and investment services division resulted in an increase in trust income of $98,000 or 6.95% to $1,508,000 for the first nine months of 2007, which compares to $1,410,000 for the same period in 2006. This increase is primarily attributable to an increase in assets under management. Other income increased by $119,000 when comparing the first nine months of 2007 to the same period in 2006. This category of income primarily consists of fees associated with transaction accounts, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans.

Noninterest Expense
-------------------

Noninterest expense increased 12.26% for the first nine months of 2007 as compared to the same period in 2006. Although there are some increases in noninterest expenses that are attributable to normal volumes of business, much of the overall increases in the noninterest expenses listed in the table below reflect expenses associated with the Bank's entry into New York State through the establishment of a branch office in Dover Plains, New York, which opened its doors for business on August 1, 2007. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):


                                            2007      2006    Change%    Change
-------------------------------------------------------------------------------
Salaries and employee benefits           $ 5,763   $ 5,262   $   501       9.52
Occupancy expense                            586       538        48       8.92
Equipment expense                            584       586        (2)      (.34)
Data processing                              939       869        70       8.06
Insurance                                    121        95        26      27.37
Printing and stationery                      216       183        33      18.03
Professional fees                            500       303       197      65.02
Legal expense                                167        94        73      77.66
Amortization of core deposit intangible      123       123         0          0
Other expense                              1,026       877       149      16.99
                                         -------   -------   -------    -------
      Total noninterest expense          $10,025   $ 8,930   $ 1,095      12.62
                                         =======   =======   =======    =======

Income Taxes
------------

The income tax provision for the first nine months of 2007 totaled $638,000 in comparison to $905,000 for the same nine-month period in 2006. Pretax income in 2007 was $3,438,000 and included tax-exempt income totaling $1,745,000. Pretax income in 2006 was $4,218,000 and included tax-exempt income totaling $1,652,000. The decrease in the income tax provision is primarily attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $2,800,000 for the nine months ended September 30, 2007 and represents earnings of $1.66 per average share outstanding. This compares to net income of $3,313,000 or $1.97 per average share outstanding for the same period in 2006.

                      THREE MONTHS ENDED SEPTEMBER 30, 2007
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Net Interest and Dividend Income
--------------------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax-exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months Ended September 30                               2007     2006
                                                            ------   ------
Total Interest and Dividend Income
(financial statements)                                      $6,602   $6,111
Tax Equivalent Adjustment                                      327      307
                                                            ------   ------
     Total Interest and Dividend Income (on an FTE basis)    6,929    6,418
Total Interest Expense                                       3,167    2,754
                                                            ------   ------
Net Interest and Dividend Income-FTE                        $3,762   $3,664
                                                            ======   ======

Total interest and dividend income on an FTE basis for the three months ended September 30, 2007 increased $511,000 or 7.96% compared to the same period in 2006. The increase was primarily attributable to an economic environment with generally higher interest rates. Interest expense on deposits increased $201,000 or 10.66% for the quarter to $2,087,000 compared to $1,886,000 for the same quarter in 2006. This increase is primarily the result of an economic environment of higher interest rates coupled with an increase in interest bearing deposits. The Bank's volume of Federal Home Loan Bank advances has increased during the three month period ended September 30, 2007 when compared to the corresponding period in 2006. Interest expense on these advances have increased $212,000 or 24.42% and totaled $1,080,000 for the three months ended September 30, 2007 compared to $868,000 for the corresponding period in 2006. Total interest expense for the three months ending September 30, 2007 was $3,167,000 compared to total interest expense for the same period in 2006 of $2,754,000, an increase of $413,000 or 15.00%. This increase is a reflection of an economic environment of higher interest rates and the result of increased advances from the Federal Home Loan Bank. Overall, net interest and dividend income (on a FTE basis) increased $98,000 or 2.67% to $3,762,000 for the three-month period ended September 30, 2007 when compared to the corresponding period in 2006.

Noninterest Income
------------------

Noninterest income totaled $1,060,000 for the three months ended September 30, 2007 as compared to $1,213,000 for the three months ended September 30, 2006. This decrease of $153,000 or 12.61% is primarily attributable to fewer opportunities to generate income from gains in securities and loan transactions. Income from the trust and investment services division remained stable for the third quarter of 2007 compared to the same period in 2006. Gains on sales of available-for-sale securities, net totaled $42,000 for the third quarter of 2007. This compares to gains on sales of available-for-sale securities of $233,000 for the corresponding period in 2006. This decrease is primarily the result of the movement of market rates during the quarter. Other non-interest income is primarily related to fees associated with transaction accounts and fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans. The volume of these transactions are driven primarily by consumer demand, which results in variances from quarter to quarter.

Noninterest Expense
-------------------

Non interest expense totaled $3,401,000 for the three month period ended September 30, 2007 as compared to $3,101,000 for the same quarter in 2006, an increase of $300,000 or 9.67%. Although there are some increases in noninterest expenses that are attributable to normal volumes of business, as mentioned previously, increases in the noninterest expenses listed in the table below are primarily attributable to additional staffing, and expenses related to the establishment of a new branch in New York State, which commenced operations on August 1, 2007. The components of non-interest expense and the changes in the quarter were as follows (amounts in thousands):

                                            2007     2006   Change%  Change
----------------------------------------------------------------------------
Salaries and employee benefits            $1,931   $1,852   $   79     4.27
Occupancy expense                            206      186       20    10.75
Equipment expense                            214      205        9     4.39
Data processing                              301      259       42    16.22
Insurance                                     47       32       15    46.88
Printing and stationery                       72       54       18    33.33
Professional fees                            161      123       38    30.89
Legal expense                                 41       31       10    32.26
Amortization of core deposit intangible       41       41        0        0
Other expense                                387      318       69    21.70
                                          ------   ------   ------   ------
      Total non-interest expense          $3,401   $3,101   $  300     9.67
                                          ======   ======   ======   ======

Income Taxes
------------

The income tax provision for the three-month period ended September 30, 2007 totaled $177,000 in comparison to $309,000 for the same three-month period in 2006. The decrease in the income tax provision is attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $917,000 for the three months ended September 30, 2007 and represents earnings of $.54 per average share outstanding. This compares to net income of $1,160,000 for the same quarter in 2006, a decrease of $243,000 or 20.95% and compares to earnings per average share outstanding of $.69 for the same quarter in 2006.

FINANCIAL CONDITION
-------------------

Total assets at September 30, 2007 were $456,486,000, compared to $450,339,000 at December 31, 2006, an increase of 1.36%. The increase is primarily the result of an increase in earning assets during the period.

Investment Securities
---------------------

The make up of the investment portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states. The portfolio does not include securities collateralized by pools of sub-prime mortgages.
During the nine months ended September 30, 2007, the investment portfolio, including Federal Home Loan Bank stock, decreased $2,767,000 or 1.72% to $158,465,000 from $161,232,000 at December 31, 2006.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities in the portfolio are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At September 30, 2007, the unrealized loss net of tax was $2,999,000. This compares to an unrealized loss net of tax of $1,190,000 at December 31, 2006. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

The decrease in the portfolio is also a reflection of securities being sold and called during the period with the proceeds being used to fund loan demand and seasonal cash flow of transaction accounts.

Lending
-------

Total loans outstanding of $264,381,000 at September 30, 2007 compares to total loans outstanding of $254,773,000 at December 31, 2006. This increase of $9,608,000 or 3.77% includes a January 2007 maturity of $12,000,000 in Term Federal Funds. Excluding this maturity, there is an increase in loans of $21,608,000 or 8.90%. Competition for loans remains aggressive in the Bank's market area, however, new business development coupled with an increase in loan demand resulted in the increase.

The following table represents the composition of the loan portfolio comparing September 30, 2007 to December 31, 2006:

                                         September 30, 2007   December 31, 2006
                                         ------------------   -----------------
                                                 (amounts in thousands)
Commercial, financial and agricultural      $     18,722       $     16,465
Real estate-construction and land
     development                                  29,273             21,169
Real estate-residential                          155,239            145,395
Real estate-commercial                            51,617             50,859
Consumer                                           8,441              8,816
Term federal funds                                     0             12,000
Other                                              1,089                 69
                                            ------------       ------------
                                                 264,381            254,773
Deferred costs, net                                  270                168
Unearned income                                       (1)                (3)
Allowance for loan losses                         (2,455)            (2,474)
                                            ------------       ------------
Net Loans                                   $    262,195       $    252,464
                                            ============       ============

Provisions and Allowance for Loan Losses
----------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance or reserve for loan and lease losses through charges to earnings. No provisions for loan losses for the first nine-month period of 2007 or the comparable period in 2006 were warranted.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended September 30, 2007. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

Nonperforming loans, which include all loans that are on a nonaccrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At September 30, 2007, nonperforming loans totaled $1,103,000 or 0.42% of total loans outstanding of $264,381,000. The allowance for loan losses totaled $2,455,000 representing 222.57% of nonperforming loans. Nonperforming loans totaled $964,000 or 0.38% of total loans outstanding of $254,773,000 at December 31, 2006. The allowance for loan losses totaled $2,474,000 at December 31, 2006 and represented 256.64% of nonperforming loans. A total of $72,000 of loans were charged off by the Bank during the nine months ended September 30, 2007. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the nine-month period ended September 30, 2006 that totaled $89,000. A total of $53,000 of previously charged-off loans was recovered during the nine month period ended September 30, 2007. Recoveries for the same period in 2006 totaled $43,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at September 30, 2007 and December 31, 2006:


                      September 30, 2007    December 31, 2006
                      ------------------    -----------------
                               (amounts in thousands)

Demand                   $     65,669         $     70,502
NOW                            23,207               21,461
Money Market                   54,297               57,015
Savings                        48,234               44,246
Time                          121,681              120,362
                         ------------         ------------
  Total Deposits         $    313,088         $    313,586
                         ============         ============

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At September 30, 2007, the Company had $95,143,000 in outstanding advances from the Federal Home Loan Bank compared to $87,093,000 at December 31, 2006. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into certain relationships characterized as lending related off-balance sheet arrangements. These lending commitments have various terms and are designed to accommodate the financial needs of consumers, businesses and other entities. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off balance sheet lending-related financial instruments by remaining maturity at September 30, 2007:

(amounts in thousands)

 By remaining maturity              Less than 1 year   1-3 years     4-5 years     After 5 years     Total
--------------------------------------------------------------------------------------------------------------
Off balance sheet lending-related
Financial Instruments
    Residential real estate related   $      6,196   $        402   $              $     24,870   $     31,468
    Commercial related                       3,649            696          3,529          7,493         15,367
    Consumer related                                                                      9,559          9,559
    Standby letters of credit                                  13                                           13
--------------------------------------------------------------------------------------------------------------

    Total                             $      9,845   $      1,111   $      3,529   $     41,922   $     56,407
--------------------------------------------------------------------------------------------------------------

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2007, the Company maintains a liability sensitive (negative gap) position. This would suggest that during a period of declining interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of rising interest rates, a negative gap would result in a decrease in interest income. The level of interest rate risk at September 30, 2007 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At September 30, 2007, the Company had approximately $55,365,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At September 30, 2007, the Company had $44,040,000 in shareholders' equity, a decrease of 0.70% when compared to December 31, 2006 shareholders' equity totaling $44,349,000. Several components contributed to the change since December 31, 2006. Earnings for the nine-month period ended September 30, 2007 totaled $2,800,000. Securities in the investment portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio for the period ending September 30, 2007 resulted in other comprehensive loss net of tax totaling $2,999,000. The application of SFAS No. 158, as defined in Note 3, resulted in comprehensive income net of tax of $1,298,000 for the nine month period ended September 30, 2007.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment, and management deems the securities to be not other than temporarily impaired. The Company has declared two quarterly dividends resulting in a decrease in capital of $1,440,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $30,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At September 30, 2007, the Company had a total risk based capital ratio of 15.23% compared to 15.53% at December 31, 2006. Maintaining strong capital is essential to Bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

Impact of Inflation and Changing Prices
---------------------------------------

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles that require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary and as a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not a material factor in recent years, inflation could impact earnings in future periods.

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

(b) changes in the legislative and regulatory environment that negatively impacts the Company and Bank through increased operating expenses;
(c)      increased   competition   from  other   financial   and   non-financial
         institutions;
(d)      the impact of technological advances; and
(e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Company's and the Bank's financial position and results of operations.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of outside Directors and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy, which provides guidelines to analyze and manage the interest rate sensitivity gap, which is the difference between the amount of assets and the amounts of liabilities, which mature or reprice during specific periods. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. Please refer to Interest Rate Risk and Liquidity under Item 2. The Company's interest rate risk and liquidity position as of September 30, 2007 has not significantly changed from year-end 2006.


                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of September 30, 2007, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the quarter ended September 30, 2007 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                 Salisbury Bancorp, Inc.

         Date: November 13, 2007                 by:  /s/ John F. Perotti
               -----------------                      --------------------
                                                      John F. Perotti
                                                      Chief Executive Officer

         Date: November 13, 2007                 by: /s/ John F. Foley
               -----------------                     ------------------
                                                     John F. Foley
                                                     Chief Financial Officer