Form 10-K
period 2007-12-31
SALISBURY BANCORP INC
filed 2008-03-28
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

                         Commission file number 0-24751
                                                -------

                             SALISBURY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

                   Connecticut                              06-1514263
       -------------------------------                  ------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
          Incorporation or Organization)                Identification No.)

     5 Bissell Street, Lakeville, CT                           06039
----------------------------------------                     ----------
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company. Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: June 29, 2007: $51,713,897.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,685,021 shares outstanding as of March 21, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008.

                                TABLE OF CONTENTS
                                -----------------

                                                                                    Page
                                                                                    ----
Part I
     Item 1 - Business                                                                1

            (a) General Development of the Business                                   1
            (b) Financial Information about Industry Segments                         1
            (c) Narrative Description of Business                                     2
            (d) Financial Information about Geographic Areas                          6

     Item 1 A - Risk Factors- Not Applicable                                         10

     Item 1 B - Unresolved Staff Comments- Not Applicable                            10

     Item 2 -Properties                                                              10

     Item 3 - Legal Proceedings                                                      11

     Item 4 - Submission of Matters to a Vote of Security Holders                    11

Part II
     Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters
               and Issuer Purchases of Equity Securities                             11

     Item 6 - Selected Financial Data- Not Applicable                                12

     Item 7 - Management's Discussion and Analysis of Financial Condition
               and Results of Operation                                              12

     Item 7A - Quantitative and Qualitative Disclosures about Market Risk            21
               Not Applicable

     Item 8 - Financial Statements and Supplementary Data                            23

     Item 9 - Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                              24

     Item 9A(T) - Controls and Procedures                                            24

     Item 9B - Other Information                                                     24

Part III
     Item 10 - Directors, Executive Officers and Corporate Governance                24

     Item 11 - Executive Compensation                                                25

     Item 12 - Security Ownership of Certain Beneficial Owners and Management
                and Related Shareholder Matters                                      25

     Item 13 - Certain Relationships and Related Transactions,                       25
                and Director Independence

     Item 14 - Principal Accounting Fees and Services                                25

Part IV
     Item 15 - Exhibits, Financial Statement Schedules                               26

Signatures                                                                           27

PART I

ITEM 1. BUSINESS

(a)   General Development of the Business

Salisbury Bancorp, Inc. (AMEX:SAL) (the "Company") is a Connecticut corporation that was formed in 1998. Its primary activity is to act as the holding company for its sole subsidiary, the Salisbury Bank and Trust Company (the "Bank"), which accounts for most of the Company's net income. The Bank assumed its present name in 1925 following the acquisition by the Robbins Burrall Trust Company of the Salisbury Savings Society. The Robbins Burrall Trust Company was incorporated in 1909 as the successor to a private banking firm established in 1874. The Salisbury Savings Society was incorporated in 1848. The Bank is chartered as a state bank and trust company by the State of Connecticut, and its deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act. The Bank's main office is at 5 Bissell Street, Lakeville, Connecticut 06039. Its telephone number is (860) 435-9801, and its website address is: www.salisburybank.com. The Company makes available free of charge on the Bank's website a link to its Annual Reports on Form 10-K, Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K promptly after filing such reports with the Securities and Exchange Commission ("SEC"). Also available on the website are the respective Charters of the Board's Nominating and Governance Committee, Audit Committee and Human Resources and Compensation Committee.

The Bank currently operates seven (7) full service offices, which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts and Dover Plains, New York and a Trust and Investment Services Division in Lakeville, Connecticut.

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

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities and securities of political subdivisions of the states. At December 31, 2007, the portfolio totaled $152,624,000, which represents approximately 33.04% of total assets, and it produced interest and dividend income of $8,115,000 for the year 2007 as compared to $7,962,000 for 2006.

      Deposits and Borrowings

The Bank's primary sources of funds are deposits, Federal Home Loan Bank of Boston ("FHLBB") advances and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build account relationships with its customers. Deposits totaled $317,741,000 at December 31, 2007 as compared with $313,586,000 at December 31, 2006.

Advances from the FHLBB totaled $95,011,000 at December 31, 2007 as compared with $87,093,000 at December 31, 2006.

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

The offices of the Bank are located in the northwest corner of Litchfield County, Connecticut, south Berkshire County, Massachusetts and Dutchess County, New York. The Bank maintains seven (7) banking offices within these three counties and also attracts customers from nearby Columbia County, New York. The Bank's market area within the four counties is served by 45 commercial banks and savings banks.

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

Connecticut grants banking powers for thrift institutions thereby improving their competitive position with other banks. In addition, the Connecticut Interstate Banking and Branching Act permits acquisitions and mergers of Connecticut banks and bank holding companies with banks and bank holding companies in other states. Accordingly, it is possible for large super-regional organizations to enter many new markets, including the market served by the Bank. Certain competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is possible that such legislative authority will increase the number or the size of financial institutions competing with the Bank for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

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

Under the BHCA and the regulations of the Federal Reserve System promulgated thereunder ("Regulation Y"), no corporation may become a bank holding company as defined therein, without prior approval of the Federal Reserve Board. The Company received the approval to become a bank holding company on June 18, 1998. The Company will also have to secure prior approval of the Federal Reserve Board if it wishes to acquire voting shares of any other bank, if after such acquisition it would own or control more than five percent (5%) of the voting shares of such bank. The BHCA imposes limitations upon the Company as to the types of business in which it may engage.

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

Gramm-Leach-Bliley Act
----------------------

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLBA"), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." The Company qualified and registered as a financial holding company on May 3, 2000. Financial holding companies are subject to oversight by the Federal Reserve Board, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies have greater ability to purchase or establish nonbank subsidiaries that are financial in nature or that engage in activities incidental or complementary to a financial activity. Additionally, pursuant to the GLBA, securities and insurance firms are permitted to purchase full-service banks. While the GLBA facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries of this Act because many community banks lack the capital and management resources needed to facilitate broad expansion of financial services.

Sarbanes-Oxley Act
------------------

The purpose of the  Sarbanes-Oxley  Act is to protect investors by improving the
accuracy  and  reliability  of  corporate   disclosures  made  pursuant  to  the
securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. The Sarbanes-Oxley Act, among other things, also requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report. Pursuant to the Sarbanes-Oxley Act the SEC has adopted rules to require:

      o Disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

      o The presentation of pro forma financial information in a manner that is not misleading and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

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

State Regulation
----------------

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

Subject to certain limited exceptions, loans made to any one obligor may not exceed fifteen percent (15%) of the Bank's capital, surplus, undivided profits and loan reserves. In addition, under Connecticut law, the beneficial ownership of more than ten percent (10%) of any class of voting securities of a bank may not be acquired by any person or groups of persons acting in concert without the approval of the Connecticut Banking Commissioner. In addition, the Bank is subject to some supervision and regulations by the Commonwealth of Massachusetts and the State of New York in connection with its branch offices in such states.

FDIC Regulation
---------------

The FDIC currently insures the Bank's deposit accounts in an amount up to $100,000 for each insured depositor. In addition, effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts increased so that such retirement accounts are separately insured up to $250,000. FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by the FDIC. A bank's failure to meet the minimum capital and risk-based capital guidelines discussed below would be considered to be unsafe and unsound banking practices. The Bank, as a Connecticut-chartered FDIC-insured bank, is regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of the Bank, and the Bank is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC. FDIC-insured banks, such as the Bank, pay premium assessments to the FDIC for the insurance of deposits.

The Bank must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

The Community Reinvestment Act ("CRA") requires the Bank to identify the communities served by its offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates banks as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial
Noncompliance". As of its last CRA examination, the Bank received a rating of "Satisfactory". Failure to receive at least a "Satisfactory" rating may inhibit a bank from engaging in certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. Similarly, failure of the Bank to maintain a CRA rating of "Satisfactory" or better would preclude it or the Company from engaging in any new financial activities pursuant to the GLBA.

Employees
---------

The Company's current workforce at March 14, 2008 consists of 137 employees of whom 122 were full time and 15 were part time. The employees are not represented by a collective bargaining unit.

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

                                                                     Page(s) of
Item of Guide 3                                                      This Report
---------------                                                      -----------

I.   Distribution of Assets, Liabilities and Shareholders'
     Equity; Interest Rates and Interest Differential                     15

II.  Investment Portfolio                                                  7

III. Loan Portfolio                                                        8

IV.  Summary of Loan Loss Experience                                       9

V.   Deposits                                                             19

VI.  Return on Equity and Assets                                           8

VII. Short-Term Borrowings                                                10

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

(dollars in thousands)                                   2007         2006         2005
                                                     ----------------------------------
Available-for-sale securities:
 (at fair value)
Equity securities                                    $    160     $    181     $    148
U.S. government agencies preferred stock                1,825        2,512       12,446
U.S. Treasury securities and other
   U.S. government corporations and agencies           46,859       54,146       50,516
Obligations of states and political subdivisions       56,979       45,236       41,332
Mortgage-backed securities                             41,554       54,417       41,166
                                                     ----------------------------------
                                                     $147,377     $156,492     $145,608
                                                     ==================================

Held-to-maturity securities
 (at amortized cost)
Mortgage-backed securities                           $     71     $     75     $    147
                                                     ==================================

Federal Home Loan Bank stock                         $  5,176     $  4,664     $  5,413
                                                     ==================================

For the following table, yields are not presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2007:

(dollars in thousands)

                                           Maturing                Maturing                Maturing
                                           --------                --------                --------
                                           After 1       Yield     After 5       Yield     After 10        Yield      Total
                                           -------                 -------                 --------
                                           but within              but within              Years
                                           ----------              ----------              Amount
                                           5 Years                 10 Years                ------
                                           Amount                  Amount
                                           ------                  ------
Held-to-maturity securities
---------------------------
(at amortized cost)
Mortgage-backed
 securities                                  $    0                 $     0                 $     71       6.36%     $     71
                                             ======                 =======                 ========                 ========
Available-for-sale securities
-----------------------------
(at fair value)
U.S. Treasury
securities
 and other U.S.
 government
 corporations and
 agencies                                    $  993       4.52%     $21,812       5.18%     $ 24,053       6.48%     $ 46,858

Obligations of states and
 political subdivisions                           0                     176       3.55%       56,803       4.29%       56,979

Mortgage-backed
 securities                                     464       4.43%         857       4.88%       40,233       5.18%       41,554
                                             ------                 -------                 --------                 --------
                                             $1,457                 $22,845                 $121,089                 $145,391
                                             ======                 =======                 ========                 ========

Loan Portfolio Analysis by Category
(dollars in thousands)

                                                               December 31
                                      2007           2006           2005           2004           2003
                                 ---------------------------------------------------------------------
Commercial, financial and
   agricultural                  $  20,629      $  16,465      $  15,354      $  15,127      $   9,149
Real Estate-construction and
   land development                 28,928         21,169         18,814         14,290         15,307

Real Estate - residential          158,600        145,395        135,619        130,414         90,807
Real Estate-commercial              53,823         50,859         40,889         35,487         19,199
Consumer                             8,005          8,816          7,900          9,122          6,692
Term federal funds                       0         12,000              0              0              0
Other                                  376             69             47             69             73
                                 ---------------------------------------------------------------------
                                   270,361        254,773        218,623        204,509        141,227
Deferred costs, net                    306            168              0              0              0
Allowance for loan losses           (2,475)        (2,474)        (2,626)        (2,512)        (1,664)
Unearned income                         (1)            (3)            (8)           (19)            (0)
                                 ---------------------------------------------------------------------
     Net loans                   $ 268,191      $ 252,464      $ 215,989      $ 201,978      $ 139,563
                                 =====================================================================

There are no industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction and land development loans outstanding as of December 31, 2007. Also provided are the amounts due after one (1) year classified according to the sensitivity to changes in interest rates.


                                                                                    Due after
                                                                  Due in one        one year to         Due after
(dollars in thousands)                                            year or less      five years         five years
                                                                  -----------------------------------------------
Commercial, financial,
 agricultural and real estate commercial                          $   938           $14,240               $59,274
Real estate-construction and land development                      28,484               444                     0
                                                                  -----------------------------------------------
                                                                  $29,422           $14,684               $59,274
                                                                  ===============================================

Maturities after one year with:
  Fixed interest rates                                                              $ 6,218               $10,478
  Variable interest rates                                                             8,466                48,796
                                                                                    -----------------------------
                                                                                    $14,684               $59,274
                                                                                    =============================

Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                                      At or for the
                                                                      -------------
                                                                 Year ended December 31,
                                                                 -----------------------
                                                             2007         2006         2005
                                                             ----         ----         ----
Return on average total assets
 (net income divided by average total assets)                 .85%        1.02%        1.12%

Return on average shareholders' equity
 (net income divided by average shareholders' equity)        8.50%        9.83%       10.81%

Dividend payout ratio
 (total declared dividends per share
   divided by net income per share)                         47.79%       41.11%       36.90%

Equity to assets ratio
 (average shareholders' equity divided by
   average total assets)                                     9.94%       10.37%       10.38%

Nonaccrual, Past Due and Restructured Loans

At December 31, 2007, there were eleven (11) nonaccrual loans in the Bank's portfolio, ten of which were secured by real estate. In the month following the month in which a mortgage loan becomes 90 days past due, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate or large commercial loans on which substantial collateral exists. Other types of loans are generally charged off when they become 120 days or more delinquent. However, exceptions may be made as warranted.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                                       December 31
                                             2007           2006           2005           2004           2003
                                        ---------------------------------------------------------------------
Nonaccrual                              $   1,008      $     886      $     694      $   1,739      $      75
90 days or more past due                      816             78             79            528            535
                                        ---------------------------------------------------------------------
Total nonperforming loans               $   1,824      $     964      $     773      $   2,267      $     610
                                        =====================================================================

Total nonperforming loans as per-
   centage of the loan portfolio             0.67%          0.38%          0.35%          1.11%          0.43%
Allowance for loan losses as a per-
   centage of nonperforming loans          135.69%        256.64%        339.72%        110.81%        272.79%

          Information with respect to nonaccrual and restructured loans at December 31, 2007, 2006 and 2005 is as follows:

(dollars in thousands)                                                       Year Ended December 31

                                                                           2007         2006         2005
                                                                       ----------------------------------
Interest income that would have been recorded under original terms     $     77     $     66     $    157
Less gross interest recorded                                                 48           37          133
                                                                       ----------------------------------
Foregone interest                                                      $     29     $     29     $     24
                                                                       ==================================

Summary of Loan Loss Experience
(dollars in thousands)                                         Year Ended December 31
                                                 2007          2006         2005        2004        2003
                                              ----------------------------------------------------------
Balance of the allowance for
  loan losses at beginning of year            $ 2,474       $ 2,626       $2,512      $1,664      $1,458
Charge-offs:
   Commercial, financial and
      agricultural                                 20            25            7           0          71
   Consumer                                        83           107          128          70          84
                                              ----------------------------------------------------------
       Total charge-offs                          103           132          135          70         155
                                              ----------------------------------------------------------

Recoveries:
   Commercial, financial and
       agricultural                                55             6            0           0          25
   Consumer                                        49            61           39          28          24
                                              ----------------------------------------------------------
       Total recoveries                           104            67           39          28          49
                                              ----------------------------------------------------------
Net charge-offs                                    (1)           65           96          42         106
(Benefit) provision charged to
  operations                                        0           (87)         210         250         312
Balance acquired from CNB                           0             0            0         640           0
                                              ----------------------------------------------------------
Balance at end of year                        $ 2,475       $ 2,474       $2,626      $2,512      $1,664
                                              ==========================================================
Ratio of net charge-offs
  to average loans outstanding                    .00%          .02%         .05%        .03%        .07%
Ratio of allowance for loan losses
  to year end loans                               .92%          .97%        1.20%       1.23%       1.18%

Allocation of the Allowance for Loan Losses; Percentage of loans by type to total loans*
(dollars in thousands)

                                                                           December 31
                                   2007                 2006                  2005                  2004                2003
                              Amount   Percent*    Amount  Percent*    Amount      Percent*    Amount   Percent*   Amount   Percent*
Commercial, financial and
 agricultural                 $  505     7.63%     $  342    6.46%     $  495        7.02%     $  613      7.40%   $  441     6.47%
Real estate construction
 and land development            118    10.70%         85    8.31%         95        8.61%         83      6.99%      112    10.82%
Real estate mortgage           1,615    78.57%      1,832   77.03%      1,761       80.74%      1,614     81.12%      749    77.94%
Consumer                         201     2.96%        173    3.46%        247        3.61%        198      4.46%      357     4.72%
Term Federal Funds                 0                                        0%          0        4.71%        0         0        0
Other loans                       36      .14%         42     .03%         28         .02%          4       .03%        5      .05%
                              ------   ------      ------  ------      ------      ------      ------    ------    ------   ------
                              $2,475   100.00%     $2,474  100.00%     $2,626      100.00%     $2,512    100.00%   $1,664   100.00%
                              ======   ======      ======  ======      ======      ======      ======    ======    ======   ======

Provisions to the allowance for loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgment of the amount necessary to cover losses inherent in the portfolio. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.

Short-Term Borrowings
(dollars in thousands)

                                                         December 31
                                                2007         2006          2005
                                               ---------------------------------
Federal Home Loan Bank Advances
 Average interest rate
    At year end                                   4.74%        4.97%        4.90%
    For the year                                  4.30%        5.00%        4.69%
Average amount outstanding during the year     $87,649      $71,471      $67,793
Maximum amount outstanding at any month        $95,143      $90,403      $75,536
Amount outstanding at year end                 $95,011      $83,093      $71,016

ITEM 1A. RISK FACTORS - Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS - Not Applicable

ITEM 2. PROPERTIES

The Bank serves its customers from its seven (7) offices which are located in Canaan, Lakeville, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts and Dover Plains, New York. The Bank's trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut.

The Bank leases the following properties: a branch office at 51 Main Street, South Egremont, Massachusetts; a branch office at 73 Main Street, Sheffield, Massachusetts; and a branch office at 5 Dover Village Plaza, Dover Plains, New York. The following table includes all property owned by the Bank, but does not include Other Real Estate Owned.

         OFFICES                                LOCATION

         Main Office                       5 Bissell Street
                                        Lakeville, Connecticut

         Trust and Wealth Advisory         19 Bissell Street
         Services division              Lakeville, Connecticut

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2007 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on The American Stock Exchange under the symbol "SAL". The following table presents the high and low sales prices of the Company's common stock.

                                           2007 Quarters                               2006 Quarters
                              ---------------------------------------     ---------------------------------------
                               4th         3rd       2nd        1st         4th        3rd       2nd         1st
                              ---------------------------------------     ---------------------------------------
Range of Stock prices:
High                          $34.95     $34.10     $36.90     $38.50     $39.25     $39.70     $39.50     $38.25
Low                           $30.75     $31.00     $32.30     $34.70     $37.50     $37.50     $35.50     $36.50

Holders

There were approximately 780 holders of record of the common stock of the Company as of March 14, 2008. This number includes brokerage firms and other financial institutions which hold stock in their name, but which is actually owned by third parties.

Dividends

Dividends are currently declared four times a year, and the Company expects to follow such practice in the future. During the year 2007, the Company declared a cash dividend each quarter of $.27 per share. Dividends declared for the year 2007 totaled $1.08 per share which compared to total dividends of $1.04 that were declared in the year 2006. At their February 29, 2008 meeting, the Directors of the Company declared a cash dividend of $.28 per share for the first quarter of 2008. The dividend will be paid on April 30, 2008 to shareholders of record as of March 31, 2008. Payments of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or (2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. The following table presents cash dividends declared per share for the last two years:

                                             2007 Quarters                                     2006 Quarters
                             ---------------------------------------------      -------------------------------------------
                              4th          3rd          2nd          1st         4th          3rd          2nd        1st
                             ---------------------------------------------      -------------------------------------------
Cash dividends
    declared                 $0.27        $0.27        $0.27        $0.27       $0.26        $0.26        $0.26       $0.26

The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 13 of the Consolidated Financial Statements for a description of restrictions on the ability of the Bank to pay dividends to the Company.

                      Equity Compensation Plan Information

The information required by this item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans (as of December 31, 2007) is contained in, and incorporated by reference to, the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 under the Section "Equity Compensation Plan Information".

                     Recent Sales of Unregistered Securities

The shareholders of the Company voted to approve the Directors Stock Retainer Plan (the "Plan") at the 2001 Annual Meeting of Shareholders. The Plan provides non-employee directors of the Company with shares of Common Stock as a component of their compensation for services as non-employee directors. The maximum number of shares of Common Stock that may be issued pursuant to the plan is 15,000. Each year a grant under the Plan consists of 120 shares of Common Stock for each non-employee director who served for twelve months and a prorated number of shares to reflect the number of months served for any new non-employee director. On May 16, 2007, 840 shares were issued pursuant to the Plan. The next grant date under the Plan will immediately precede the Annual Meeting of Shareholders which is to be held on May 14, 2008, and will be in the amount of 120 shares per director. All such issuances are exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2), as they are transactions by a company not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA - Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS             Salisbury Bancorp, Inc.
OF FINANCIAL CONDITION AND RESULTS OF OPERATION                   and Subsidiary


Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation, formed in 1998, is the holding company for Salisbury Bank and Trust Company, (the "Bank"). The Company's sole subsidiary is the Bank, formed in 1848 which has seven (7) full service offices located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, and Dover Plains, New York. A full Trust and Investment Services Division is also located in Lakeville, Connecticut. The Management's Discussion and Analysis of Results of Operations and Financial Condition that follows presents Management's comments on the consolidated operating results of the Company. In order to provide a foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary for developing and delivering new personalized financial products and services in order to better serve both current and future customers in the tri-state area. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report on Form 10-K.

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

RESULTS OF OPERATION
--------------------

Comparison of the Years Ended December 31, 2007 and 2006
--------------------------------------------------------

Overview
--------

The reported earnings for the Company totaled $3,800,000 in 2007, which yielded earnings per average share outstanding of $2.26. This compares to earnings of $4,254,000 or $2.53 per average share outstanding in 2006. The decrease in earnings is primarily attributable to an increase in noninterest expense due to additional staff to support new marketing strategies, growth, and expansion into New York State. The Company's assets at December 31, 2007 totaled $461,960,000 compared to total assets of $450,340,000 at December 31, 2006. New business development efforts have resulted in the growth of net loans outstanding, which totaled $268,191,000 at December 31, 2007. This compares to net loans outstanding of $252,464,000 at December 31, 2006, and represents an increase of $15,727,000 or 6.23%. This growth was funded by an increase in deposits as well as an increase in advances from the Federal Home Loan Bank of Boston. Deposits at December 31, 2007 totaled $317,741,000 and compared to total deposits of $313,586,000 at December 31, 2006. Advances from the Federal Home Loan Bank totaled $95,011,000 at December 31, 2007, which compared to advances totaling $87,093,000 at December 31, 2006. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Nonperforming loans totaled $1,824,000 at December 31, 2007 as compared to nonperforming loans totaling $964,000 at December 31, 2006. While the level of nonperforming loans increased, such loans represent less than one percent (1%) of total loans outstanding. Accordingly, while the overall quality of the loan portfolio remains high, management continues to monitor the portfolio for trends in light of current economic conditions.

The Bank is "well capitalized". The Bank's risk-based capital ratios at December 31, 2007 were 13.74% for Tier 1 risk based capital and 14.69% for total risk based capital. The Bank's leverage ratio was 8.06% at December 31, 2007. This compares to a Tier 1 risk based capital ratio at December 31, 2006 of 13.97%, a total risk based capital ratio of 14.98% and a leverage ratio of 8.26%. As a result of the Company's financial performance, the Board of Directors increased total dividends declared on the Company's common stock to $1.08 per share in 2007. This compares to a $1.04 per share dividend declared in 2006.

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

Net interest income is the difference between the interest and fees earned on loans, interest and dividends earned on securities (the Company's earning assets) and the interest expense paid on deposits and borrowed funds, primarily in the form of advances from the Federal Home Loan Bank. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and borrowed funds and (2) the interest rate earned on those interest-earning assets compared with the interest rate paid on those interest-bearing deposits and borrowed funds. For this discussion, net interest income is presented on an FTE basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(dollars in thousands)                                      December 31,
                                                        2007              2006
                                                      --------------------------
Interest and Dividend Income
(financial statements)                                $ 26,152         $ 23,730

Tax Equivalent Adjustment                                1,202            1,072
                                                      --------         --------
       Total Interest and Dividend
       Income (on an FTE basis)                         27,354           24,802

Interest Expense                                       (12,432)         (10,459)
                                                      --------         --------

Net Interest and Dividend Income-FTE                  $ 14,922         $ 14,343
                                                      ========         ========

The Company's 2007 total interest and dividend income on an FTE basis for the period ended December 31, 2007 increased $2,552,000 or 10.29% when compared to the same period in 2006. The increase is primarily attributable to an increase in earning assets as well an economic environment experiencing an increase in interest rates.

Interest expense on deposits in 2007 increased $1,314,000 or 19.09% to $8,200,000 compared to $6,886,000 for the corresponding period in 2006. The increase is primarily attributable to generally higher interest rates during the period as well as an increase in interest bearing deposits. Interest expense for Federal Home Loan Bank advances increased $659,000 to $4,232,000 in 2007 compared to $3,573,000 in 2006. The increase was the result of an increase in advances during the year. Competition remains aggressive and interest margins continue to be pressured, however, net interest and dividend income on an FTE basis increased $579,000 or 4.04% over 2006 and totaled $14,922,000 for the year ended December 31, 2007 and compared to net interest and dividend income on an FTE basis of $14,343,000 for the year ended December 31, 2006.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2007 net interest margin on an FTE basis was 3.54%. This compares to a net interest margin of 3.67% for 2006. The following table reflects average balances, interest earned or paid and rates for the two years ended December 31, 2007 and 2006. The average loan balances include non-accrual loans and loans currently past due 90 days and still accruing. Interest earned on loans also includes fees on loans such as late charges that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on an FTE basis. A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2007 was $2,332,000 with a yield of 4.28%. Actual tax exempt income in 2006 totaled $2,080,000 with a yield of 4.41%.

YIELD ANALYSIS
Average Balances, Interest Earned/Paid and Rates

                                                       Years Ended December 31
(dollars in thousands)                        2007                                    2006
                                            INTEREST                                INTEREST
                              AVERAGE       EARNED/        YIELD       AVERAGE       EARNED/         YIELD
                              BALANCE         PAID         RATE        BALANCE        PAID           RATE
ASSETS
Interest-Earning Assets:
Loans                        $ 258,714      $17,969         6.95%     $ 229,704      $15,687         6.83%
Taxable Securities             106,775        5,783         5.42%       111,635        5,883         5.27%
Tax-Exempt Securities*          54,541        3,533         6.48%        47,215        3,152         6.68%
Federal Funds                      643           31         4.82%         1,154           56         4.85%
Other Interest-Earning           1,071           38         3.55%           703           24         3.41%
                             ----------------------                   ----------------------
Total Interest-Earning
  Assets                       421,744       27,354         6.49%       390,411       24,802         6.35%
                                            -------                                  -------
Allowance for Loan
  Losses                        (2,467)                                  (2,603)
Cash & Due From
  Banks                          6,554                                    6,949
Premises, Equipment              6,645                                    6,388
Net unrealized loss
  on AFS Securities             (3,468)                                  (4,106)
Other Assets                    20,619                                   20,348
                             ---------                                ---------
Total Average Assets         $ 449,627                                $ 417,387
                             =========                                =========

LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest-Bearing
  Liabilities:
NOW/Money Market
  Deposits                   $  80,180        1,854         2.31%     $  79,356        1,812         2.28%
Savings Deposits                47,063          814         1.73%        48,882          640         1.31%
Time Deposits                  119,052        5,532         4.65%       106,395        4,434         4.17%
Borrowed Funds                  87,649        4,232         4.83%        71,471        3,573         5.00%
                             ----------------------                   ----------------------
Total Interest-Bearing
  Liabilities                  333,944       12,432         3.72%       306,104       10,459         3.42%
                                            -------                                  -------
Demand Deposits                 66,304                                   65,151
Other Liabilities                4,673                                    2,842
Shareholders' Equity            44,706                                   43,290
                             ---------                                ---------
Total Liabilities and
  Shareholders' Equity       $ 449,627                                $ 417,387
                             =========                                =========
Net Interest Income                         $14,922                                  $14,343
                                            =======                                  =======
Net Interest Spread                                         2.77%                                    2.93%
Net Interest Margin                                         3.54%                                    3.67%

*     Presented on a fully taxable equivalent ("FTE") basis

Volume and Rate Variance Analysis of Net Interest and Dividend Income (Taxable equivalent basis)

(dollars in thousands)                          2007  over 2006                        2006 over 2005
                                        ---------------------------------      ---------------------------------
                                         Volume       Rate         Total        Volume       Rate         Total
                                        ---------------------------------      ---------------------------------
Increase (decrease) in:
Interest and dividend income on:
   Loans                                $ 1,981      $   301      $ 2,282      $ 1,335      $ 1,032      $ 2,367
   Taxable investment securities           (256)         156         (100)         (50)         836          786
   Tax-exempt investment securities         489         (108)         381         (351)         (26)        (377)
   Other interest earning                    (1)         (10)         (11)         (26)          36
                                        -------      -------      -------      -------      -------      -------
                                                                                                              10
Total interest and dividend income      $ 2,213      $   339      $ 2,552      $   908      $ 1,878      $ 2,786
                                        -------      -------      -------      -------      -------      -------

Interest expense on:
   NOW/Money Market deposits            $    18      $    24      $    42      $   (34)     $   617      $   583
   Savings deposits                         (24)         198          174          (81)         265          184
   Time deposits                            528          570        1,098          561        1,387        1,948
   Borrowed funds                           808         (149)         659          172          220          392
                                        -------      -------      -------      -------      -------      -------
Total interest expense                  $ 1,330      $   643      $ 1,973      $   618      $ 2,489      $ 3,107
                                        -------      -------      -------      -------      -------      -------

Net interest and dividend income        $   883      $  (304)     $   579      $   290      $  (611)     $  (321)
                                        =======      =======      =======      =======      =======      =======

Noninterest Income
------------------

Noninterest income totaled $4,465,000 for the year ended December 31, 2007 and compared to $4,583,000 for the year ended December 31, 2006. This is a decrease of $118,000 or 2.57%. Gains on sales of available-for-sale securities, net decreased $222,000 or 42.94%. This decrease is primarily the result of movement in market rates during the year, which limited opportunities to generate gains on sales of available-for-sale securities. Trust and investment services income increased $70,000 to $2,050,000 primarily as a result of the efforts of new business development, which has increased assets under management. Service charges on deposit accounts totaled $744,000 for 2007. This is an increase of $37,000 or 5.23% when compared to total service charges of $707,000 in 2006. The increase can be attributed to an increase in the number of deposit accounts. Mortgage refinancing remained active during 2007 resulting in revenues from gains on sales of loans that totaled $317,000, which compares to revenues totaling $358,000 for the corresponding period in 2006. Competition in the secondary mortgage market continues to be very aggressive. Other income during fiscal 2007 totaled $1,037,000. This compares to other income of $902,000 for 2006 and represents an increase of $135,000 or 14.97%. This category of income primarily consists of fees associated with transaction accounts and fees related to the origination and servicing of mortgage loans as well as gains reflecting the sale of mortgage loans.

Noninterest Expense
-------------------

Overall, noninterest expense increased 10.36% for the year ended December 31, 2007 as compared to the corresponding period in 2006. Professional fees which are included in noninterest expenses increased $225,000 or 31.87%. This increase is primarily attributable to the Company's trust and investment services division's working partnership with Bradley Foster and Sargent, Inc., an independent investment advisory firm which assists in providing a broader scope of highly personalized professional investment services to clients. In addition, internal audit expense increased, which is the result of additional services required due to compliance requirements of the Sarbanes-Oxley Act. Although some increases in the described noninterest expenses in the table below are attributable to normal volumes of business, the largest contribution to the increases in noninterest expense, including other expense, reflect non-recurring expenses associated with the Bank's entry into New York State. A branch office was established in Dover Plains, New York, which opened its doors for business on August 1, 2007.

The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                             2007         2006      $ Change   % Change
---------------------------------------------------------------------------------------
Salaries and employee benefits              $ 7,724     $ 7,151     $   573      8.01%
Occupancy expense                               802         752          50      6.65
Equipment expense                               819         787          32      4.07
Data processing                               1,194       1,134          60      5.29
Insurance                                       163         154           9      5.84
Printing and stationery                         280         240          40     16.67
Professional fees                               931         706         225     31.87
Amortization of core deposit intangible         164         164           0       .00
Other expense                                 1,437       1,157         280     24.20
                                            -------     -------     -------
      Total noninterest expense             $13,514     $12,245     $ 1,269     10.36
                                            =======     =======     =======

Income Taxes
------------

In 2007, the Company's income tax provision totaled $870,000 which reflects an effective tax rate of 18.63%. This compares to an income tax provision of $1,442,000 and an effective tax rate of 25.32% for the same period in 2006. This decrease is primarily attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $3,800,000 for the year ended December 31, 2007 and represents earnings per average share outstanding of $2.26. This compares to net income of $4,254,000 for the year ended December 31, 2006, which reflects earnings per average share outstanding of $2.53.

FINANCIAL CONDITION
Comparison of December 31, 2007 and 2006
----------------------------------------

Total assets at December 31, 2007 were $461,960,000 compared to $450,340,000 at December 31, 2006. This is an increase of 2.58%. The increase is primarily the result of an increase in earning assets that were funded by an increase in deposits and advances from the Federal Home Loan Bank of Boston.

Securities Portfolio
--------------------

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversifications to the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. As of December 31, 2007, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $152,624,000. This represents a decrease of $8,607,000 or 5.34% over year-end 2006. This decrease reflects a change in asset mix as securities portfolio assets were used to fund the growth in loan demand during the year.

Securities are classified in the portfolio as either securities-available-for-sale or securities-held-to-maturity. Securities for which the Company has the ability and positive intent to hold until maturity are reported as held-to-maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities that are held for indefinite periods of time and which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available-for-sale. These securities are stated at fair value in the financial statements of the Company. Temporary differences between available-for-sale securities' amortized cost and fair market value (accumulated other comprehensive income or loss when net of tax) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when decreases in value below amortized cost are considered to be other than temporary. At December 31, 2007, the unrealized holding losses on available-for-sale securities, net of taxes was $2,273,000. This compares to an unrealized loss net of taxes of $1,190,000 at December 31, 2006. The Company monitors the market value fluctuations of its securities portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security.

Federal Funds Sold
------------------

Federal funds sold at December 31, 2007 totaled $300,000. Federal funds sold at December 31, 2006 totaled $1,000,000. This variance represents a normal operating range of funds for daily cash needs.

Lending
-------

New business development during the year coupled with an increase in loan demand resulted in an increase in net loans outstanding to $268,191,000 at December 31, 2007, as compared to $252,464,000 at December 31, 2006. This is an increase of $15,727,000 or 6.23%. Although the largest dollar volumes of loan activity continue to be in the residential mortgage area, the Company offers a wide variety of loan types and terms along with competitive pricing to customers. At December 31, 2006, the portfolio also included $12,000,000 in Term federal funds, which are short term loans to other financial institutions. The Company's credit function is designed to ensure adherence to prudent credit standards despite competition for loans in the Company's market area.

The following table represents the composition of the loan portfolio comparing December 31, 2007 to December 31, 2006:

                                                    December 31, 2007     December 31, 2006
                                                    -----------------     -----------------
                                                            (amounts in thousands)
Commercial, financial and agricultural                   $  20,629             $  16,465
Real Estate-construction and land development               28,928                21,169
Real Estate-residential                                    158,600               145,395
Real Estate-commercial                                      53,823                50,859
Consumer                                                     8,005                 8,816
Term federal funds                                               0                12,000
Other                                                          376                    69
                                                           270,361               254,773
Deferred costs, net                                            306                   168
Unearned income                                                 (1)                   (3)
Allowance for loan losses                                   (2,475)               (2,474)
                                                         ---------             ---------
       Net  loans                                        $ 268,191             $ 252,464
                                                         =========             =========

Provisions and Allowance for Loan Losses
----------------------------------------

Total loans outstanding as of December 31, 2007 were $270,361,000 and compares to total loans outstanding of $254,773,000 at December 31, 2006. This growth can be attributed primarily to an increase in both residential and commercial real estate loan demand as well as the Bank's new business development program. Approximately 90% of the Company's loan portfolio continues to be real estate secured.

Credit risk is inherent in the business of extending loans. The Company monitors the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of the risk associated with extending loans, the Company maintains an allowance or reserve for loan and lease losses through charges to earnings. The Company evaluates the adequacy of the allowance on a monthly basis. Such evaluations are based on assessments of credit quality and trends within the portfolio and "risk rating" of loans by senior management, which is reviewed by the Company's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit quality, the risk rating is adjusted accordingly.

The Allowance for Loan and Lease Losses (ALLL) at December 31, 2007 totaled $2,475,000 representing 135.69% of nonperforming loans of $1,824,000 and .92% of total loans outstanding of $270,361,000. This compares to an ALLL of $2,474,000 which is 256.64% of nonperforming loans of $964,000 and .97% of total loans outstanding of $254,773,000 at December 31, 2006. A separate component that is evaluated is the Allowance for Off Balance Sheet Commitments, which totaled $34,000 as of December 31, 2007. The December 31, 2006 allowance for off balance sheet commitments was $36,000. A total of $103,000 in loans were charged-off during 2007 compared to $132,000 during 2006. Recoveries of previously charged-off loans totaled $104,000 during 2007 compared to $67,000 in recoveries for 2006. The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Company's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Company will not be able to collect all principal and interest due according to the terms of the note.

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

While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, identification of additional problem loans or other factors. Additionally, despite the excellent overall quality of the loan portfolio and expectations of the Company to continue to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate reserve coverage. Overall, management is of the opinion that the ALLL is adequate as of December 31, 2007.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year-end 2007 totaled $317,741,000 compared to
$313,586,000 at year-end 2006. The Company continues its efforts to competitively price products and develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities.

During 2007, there was a change in the mix of deposits. Demand, NOW and savings balances, which are lower cost core deposits, decreased and were replaced primarily by time deposits, which, as illustrated by the table below, results in a significant increase in interest expense.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)           Year ended December 31
                           2007                      2006
                 -----------------------------------------------------
                  Average                  Average
                  Balance       Rate       Balance            Rate
                 -----------------------------------------------------
Demand           $   66,304               $   65,151
NOW                  24,822      .26%         25,090             .26%
Money Market         55,358     3.23%         54,266            3.22%
Savings              47,063     1.73%         48,882            1.31%
Time                119,052     4.65%        106,395            4.17%
                 ----------               ----------
                 $  312,599     2.62%     $  299,784            2.29%
                 ==========               ==========

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31 are summarized as follows:

(dollars in thousands)                      December 31
                                          2007         2006
                                         -------------------

Three months or less                     $ 7,603     $12,045
Over three months through six months      17,429       8,946
Over six months through one year          15,114      24,791
Over one year                             10,975       9,533
                                         -------     -------

Total                                    $51,121     $55,315
                                         =======     =======

Borrowings
----------

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2007, the Company had $95,011,000 in outstanding advances from the Federal Home Loan Bank compared to $87,093,000 at December 31, 2006. Management expects that it will continue this strategy of supplementing deposit growth with advances from Federal Home Loan Bank of Boston. (See Note 7 to the Financial Statements.)

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

The Bank uses asset/liability modeling software to develop scenario analyses, which measure the impact that changing interest rates have on net interest income. These model simulations are projected out over a two year time horizon, assuming proportional upward and downward interest rate movements of 100, 200 and 300 basis points. Simulations are projected out in two ways:

            (1) using the same balance sheet as the Bank had on the simulation date, and

            (2) using a growing balance sheet based on recent growth patterns and strategies.

As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. The rates the Company earns on its assets and the rates it pays on its liabilities are generally fixed for a contractual period of time. Imbalance in these contractual maturities can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income earned on assets may not increase as rapidly as the interest paid on liabilities. In a period of declining interest rates the interest income earned on assets may decrease more rapidly than the interest paid on liabilities. This would primarily be attributed to accelerated prepayments on loans and securities that are significantly influenced by movements in market rates.

The net interest margin may be adversely affected by several possible interest rate environments. Foremost, a continued flat or inverted yield curve may result in shorter term market interest rates that equal or exceed those of longer term rates. This could further increase the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets resulting in additional net interest rate spread compression.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuation in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston, which provides a source of available borrowings for liquidity.

At December 31, 2007, the Company had approximately $59,318,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At December 31, 2007, the Company had $45,564,000 in shareholders' equity compared to $44,349,000 at December 31, 2006. This represents an increase of $1,215,000 or 2.74%. Several components contributed to the change since December 2006. Earnings for the year totaled $3,800,000. Securities in the portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio during 2007 resulted in other comprehensive loss net of tax totaling $1,082,000. The initial application of SFAS No. 158, as described in Note 2 to the Financial Statements, resulted in other comprehensive income, net of tax of $286,000 in 2007. The Company declared dividends in 2007 resulting in a decrease in capital of $1,820,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2007, which resulted in an increase in capital of $30,000.

Under current regulatory definitions, the Bank is considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low risk assets. At year-end 2007, the Bank had a total risk-based capital ratio of 14.69% compared to 14.98% at December 31, 2006. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital ratios of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institution.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
---------------------------------------------------------------------
Not Applicable.
---------------

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

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, the transactions and dispositions of assets of the Company; (2) provide reasonable assurances that: (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and (b) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ John F. Perotti    /s/ Richard J. Cantele, Jr.         /s John F. Foley
-------------------    ---------------------------   ---------------------------
 John F. Perotti          Richard J. Cantele, Jr.          John F. Foley
  Chairman & CEO             President & COO         CFO, Treasurer & Secretary

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
------------------------------------------

Report of Independent Registered Public
  Accounting Firm, February 29, 2008....................................... F-1

Consolidated Balance Sheets at December 31, 2007 and 2006.................. F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2007 and 2006................................................ F-3

Consolidated Statements of Changes in Shareholders' Equity
 for the Years Ended December 31, 2007 and 2006............................ F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2007 and 2006................................................ F-5

Notes to Consolidated Financial Statements for the
 Years Ended December 31, 2007 and 2006.................................... F-7

Salisbury Bancorp, Inc. (parent company only)
 Balance Sheet at December 31, 2007 and 2006.............................. F-26

 Statements of Income for the Years Ended
  December 31, 2007 and 2006.............................................. F-27

 Statements of Cash Flows for the Years Ended
  December 31, 2007 and 2006.............................................. F-27

Quarterly Results of Operations (unaudited)............................... F-28

               [LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY, P.C.]

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders' equity and cash flows of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.

                                          SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
February 21, 2008

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           December 31, 2007 and 2006
                           --------------------------

ASSETS                                                                                  2007               2006
------                                                                             -------------      -------------
Cash and due from banks                                                            $  12,810,681      $   8,988,609
Interest-bearing demand deposits with other banks                                        726,623            568,693
Money market mutual funds                                                              1,340,891          1,199,881
Federal Funds sold                                                                       300,000          1,000,000
                                                                                   -------------      -------------
           Cash and cash equivalents                                                  15,178,195         11,757,183
Investments in available-for-sale securities (at fair value)                         147,377,154        156,492,547
Investments in held-to-maturity securities (fair values of $71,435 and $74,818
   as of December 31, 2007 and 2006, respectively)                                        70,798             74,931
Federal Home Loan Bank stock, at cost                                                  5,176,100          4,663,700
Loan held-for-sale                                                                       120,000            304,000
Loans, less allowance for loan losses of $2,474,893 and $2,474,118 as of
   December 31, 2007 and 2006, respectively                                          268,191,275        252,464,430
Investment in real estate                                                                 75,000             75,000
Premises and equipment                                                                 6,803,198          6,135,546
Goodwill                                                                               9,828,712          9,509,305
Core deposit intangible                                                                1,329,283          1,493,499
Accrued interest receivable                                                            2,538,607          2,483,547
Cash surrender value of life insurance policies                                        3,688,021          3,554,995
Other assets                                                                           1,584,055          1,330,987
                                                                                   -------------      -------------
           Total assets                                                            $ 461,960,398      $ 450,339,670
                                                                                   =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                                                             $  69,214,697      $  70,502,249
   Interest-bearing                                                                  248,526,572        243,084,032
                                                                                   -------------      -------------
           Total deposits                                                            317,741,269        313,586,281
Federal Home Loan Bank advances                                                       95,011,155         87,093,402
Due to broker 0                                                                        1,579,611
Other liabilities                                                                      3,644,376          3,731,195
                                                                                   -------------      -------------
           Total liabilities                                                         416,396,800        405,990,489
                                                                                   -------------      -------------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
     issued and outstanding, 1,685,021 shares in 2007
     and 1,684,181 shares in 2006                                                        168,502            168,418
   Paid-in capital                                                                    13,130,247         13,099,881
   Retained earnings                                                                  35,583,443         33,602,991
   Accumulated other comprehensive loss                                               (3,318,594)        (2,522,109)
                                                                                   -------------      -------------
           Total shareholders' equity                                                 45,563,598         44,349,181
                                                                                   -------------      -------------
           Total liabilities and shareholders' equity                              $ 461,960,398      $ 450,339,670
                                                                                   =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------

                                                                   2007             2006
                                                               ------------     ------------
Interest and dividend income:
   Interest and fees on loans                                  $ 17,968,801     $ 15,686,978
   Interest on debt securities:
     Taxable                                                      5,457,879        5,604,866
     Tax-exempt                                                   2,332,374        2,079,981
    Dividends on equity securities                                  324,329          277,356
    Other interest                                                   68,762           80,412
                                                               ------------     ------------
            Total interest and dividend income                   26,152,145       23,729,593
                                                               ------------     ------------
Interest expense:
    Interest on deposits                                          8,200,214        6,885,893
    Interest on Federal Home Loan Bank advances                   4,232,221        3,573,052
                                                               ------------     ------------
            Total interest expense                               12,432,435       10,458,945
                                                               ------------     ------------
            Net interest and dividend income                     13,719,710       13,270,648
    Benefit for loan losses                                               0          (87,488)
                                                               ------------     ------------
            Net interest and dividend income after benefit
              for loan losses                                    13,719,710       13,358,136
                                                               ------------     ------------

Noninterest income:
   Trust department income                                        2,050,000        1,980,500
   Loan commissions                                                  22,131          117,298
   Service charges on deposit accounts                              743,901          707,431
   Gain on sales of available-for-sale securities, net              294,984          517,326
   Gain on sales of loans held-for-sale                             316,736          357,628
   Other income                                                   1,036,911          902,394
                                                               ------------     ------------
            Total noninterest income                              4,464,663        4,582,577
                                                               ------------     ------------
Noninterest expense:
   Salaries and employee benefits                                 7,723,691        7,150,746
   Occupancy expense                                                801,558          751,670
   Equipment expense                                                819,474          786,637
   Data processing                                                1,193,887        1,134,078
   Insurance                                                        163,024          154,562
   Printing and stationery                                          280,172          239,617
   Professional fees                                                931,352          706,100
   Amortization of core deposit intangible                          164,216          164,216
   Other expense                                                  1,436,945        1,157,534
                                                               ------------     ------------
            Total noninterest expense                            13,514,319       12,245,160
                                                               ------------     ------------
            Income before income taxes                            4,670,054        5,695,553
   Income taxes                                                     870,006        1,441,935
                                                               ------------     ------------
            Net income                                         $  3,800,048     $  4,253,618
                                                               ============     ============
   Earnings per common share                                   $       2.26     $       2.53
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------

                                                    Number                                               Accumulated
                                                      of                                                    Other
                                                    Shares       Common        Paid-in       Retained   Comprehensive
                                                    Issued        Stock        Capital       Earnings        Loss           Total
                                                  ----------   -----------   -----------   -----------  -------------   -----------
Balance, December 31, 2005                         1,683,341   $   168,334   $13,068,045   $31,100,702   $(2,894,758)   $41,442,323
Comprehensive income:
   Net income                                                                                4,253,618
   Other comprehensive income, net of tax
     effect                                                                                                1,410,531
       Comprehensive income                                                                                               5,664,149
   Adjustment to initially apply SFAS No. 158,
     net of tax effect                                                                                    (1,037,882)    (1,037,882)
Issuance of 840 shares for Directors' fees               840            84        31,836                                     31,920
Dividends declared ($1.04 per share)                                                        (1,751,329)                  (1,751,329)
                                                  ----------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2006                         1,684,181       168,418    13,099,881    33,602,991    (2,522,109)    44,349,181
Comprehensive income:
   Net income                                                                                3,800,048
   Other comprehensive loss, net of tax
     effect                                                                                                 (796,485)
       Comprehensive income                                                                                               3,003,563
Issuance of 840 shares for Directors' fees               840            84        30,366                                     30,450
Dividends declared ($1.08 per share)                                                        (1,819,596)                  (1,819,596)
                                                  ----------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2007                         1,685,021   $   168,502   $13,130,247   $35,583,443   $(3,318,594)   $45,563,598
                                                  ==========   ===========   ===========   ===========   ===========    ===========

Reclassification disclosure for the years ended December 31:

                                                                                                             2007          2006
                                                                                                         -----------    -----------
Unrealized holding (losses) gains on available-for-sale securities
   Net unrealized holding (losses) gains on available-for-sale securities                                $(1,344,871)   $ 2,654,494
   Reclassification adjustment for net realized gains in net income                                         (294,984)      (517,326)
                                                                                                         -----------    -----------
                                                                                                          (1,639,855)     2,137,168
Income tax benefit (expense)                                                                                 557,551       (726,637)
                                                                                                         -----------    -----------
    Unrealized holding (losses) gains on available-for-sale securities, net of tax                        (1,082,304)     1,410,531
                                                                                                         -----------    -----------
Comprehensive income - defined benefit pension plan                                                          433,058              0
   Income tax expense                                                                                       (147,239)             0
                                                                                                         -----------    -----------
   Comprehensive income - defined benefit pension plan, net of tax                                           285,819              0
                                                                                                         -----------    -----------
     Other comprehensive (loss) income, net of tax                                                       $  (796,485)   $ 1,410,531
                                                                                                         ===========    ===========

Accumulated other comprehensive loss consists of the following as of December
31:

                                                                                                             2007           2006
                                                                                                         -----------    -----------
Net unrealized holding losses on available-for-sale securities, net of taxes                             $(2,272,627)   $(1,190,323)
Unrecognized pension plan expense - SFAS No. 158, net of taxes                                            (1,045,967)    (1,331,786)
                                                                                                         -----------    -----------
Accumulated other comprehensive loss                                                                     $(3,318,594)   $(2,522,109)
                                                                                                         ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------

                                                                           2007               2006
                                                                       ------------       ------------
Cash flows from operating activities:
Net income                                                             $  3,800,048       $  4,253,618
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Amortization of securities, net                                           75,014             34,953
   Gain on sales of available-for-sale securities, net                     (294,984)          (517,326)
   Benefit for loan losses                                                        0            (87,488)
   Change in loans held-for-sale                                            184,000           (304,000)
   Change in deferred loan costs, net                                      (137,362)          (168,573)
   Change in unearned income on loans                                        (2,528)            (4,913)
   Net decrease in mortgage servicing rights                                110,515             78,715
   Depreciation and amortization                                            565,267            538,449
   Amortization of core deposit intangible                                  164,216            164,216
   Amortization of fair value adjustment on loans                            71,357            112,712
   Accretion of fair value adjustments on deposits and borrowings          (130,203)          (134,217)
   Increase in interest receivable                                          (64,671)          (111,012)
   Deferred tax provision                                                    34,785            396,418
   Increase in prepaid expenses                                              (4,594)        (1,031,510)
   Increase in cash surrender value of insurance policies                  (133,026)          (130,809)
   Decrease in income tax receivable                                         89,869            181,005
   Decrease (increase) in other assets                                       90,673            (91,796)
   Increase (decrease) in accrued expenses                                  102,293           (243,196)
   Increase in interest payable                                               6,794            257,975
   Increase (decrease) in other liabilities                                 216,509            (57,050)
   Issuance of shares for Directors' fees                                    30,450             31,920
                                                                       ------------       ------------

Net cash provided by operating activities                                 4,774,422          3,168,091
                                                                       ------------       ------------

Cash flows from investing activities:
   Redemption of Federal Home Loan Bank stock                                     0            860,200
   Purchases of Federal Home Loan Bank stock                               (512,400)          (110,700)
   Purchases of available-for-sale securities                           (69,642,478)       (83,058,698)
   Proceeds from sales of available-for-sale securities                  63,597,747         62,356,620
   Proceeds from maturities of available-for-sale securities             12,170,270         14,007,603
   Proceeds from maturities of held-to-maturity securities                    4,102             71,691
   Loan originations and principal collections, net                     (11,448,576)       (36,142,073)
   Purchases of loans                                                    (4,313,300)          (252,000)
   Recoveries of loans previously charged off                               103,564             67,054
   Capital expenditures                                                  (1,396,923)          (207,787)
   Cash and cash equivalents acquired from New York Community
     Bank, net of expenses paid of $119,407                                 176,653                  0
                                                                       ------------       ------------

Net cash used in investing activities                                   (11,261,341)       (42,408,090)
                                                                       ------------       ------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------
                                   (continued)

                                                                        2007               2006
                                                                    ------------      ------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW and
     savings accounts                                                  8,467,718        (5,638,393)
   Net (decrease) increase in time deposits                           (4,805,216)       31,957,486
   Federal Home Loan Bank advances                                    21,000,000        25,000,000
   Principal payments on Federal Home Loan Bank advances             (16,589,044)      (10,460,009)
   Net change in short-term Federal Home Loan Bank advances            3,637,000         1,668,000
   Dividends paid                                                     (1,802,527)       (1,734,277)
                                                                    ------------      ------------

Net cash provided by financing activities                              9,907,931        40,792,807
                                                                    ------------      ------------

Net increase in cash and cash equivalents                              3,421,012         1,552,808
Cash and cash equivalents at beginning of year                        11,757,183        10,204,375
                                                                    ------------      ------------
Cash and cash equivalents at end of year                            $ 15,178,195      $ 11,757,183
                                                                    ============      ============

Supplemental disclosures:
   Interest paid                                                    $ 12,559,418      $ 10,335,187
   Income taxes paid                                                     745,352           864,512

New York Community Bank Branch Acquisition:
Cash and cash equivalents acquired                                  $    296,060
                                                                    ------------
                                                                         296,060
                                                                    ------------
Deposits assumed                                                         492,486
Accrued interest payable assumed                                           3,574
                                                                    ------------
                                                                         496,060
                                                                    ------------
Net liabilities assumed                                                  200,000
Acquisition costs
                                                                         119,407
                                                                    ------------
Goodwill                                                            $    319,407
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Salisbury Bancorp, Inc. (Bancorp) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank and Trust Company (Bank) operates as its wholly-owned subsidiary. Bancorp and the Bank are referred to together as the (Company).

The Bank is a state chartered bank which was incorporated in 1874 and is headquartered in Lakeville, Connecticut. The Bank operates its business from four banking offices located in Connecticut, two banking offices located in Massachusetts, and one banking office in Dover Plains, New York. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate, consumer and small business loans. The Bank also offers a full complement of trust and investment services.

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

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries, SBT Realty, Inc., and SBT Mortgage Service Corporation (the "PIC"). SBT Realty, Inc. holds and manages bank owned real estate situated in New York state. The PIC operates as a passive investment company, which owns and services residential and commercial mortgages. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds and federal funds sold.

      Cash and due from banks as of December 31, 2007 and 2006 includes $650,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

      The Company may classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

            -- Held-to-maturity securities are carried at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are disclosed in the notes to the consolidated financial statements.

            -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

            -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. During the two years ended December 31, 2007 and 2006, the Company did not classify any securities as trading.

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

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets and subsequent write-down are included in other expense.

      In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Bank classifies loans as in-substance repossessed or foreclosed if the Bank or its subsidiaries receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place. As of December 31, 2007 and December 31, 2006, the Company does not have any other real estate owned.

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

      EARNINGS PER SHARE (EPS):

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Weighted average common shares outstanding were 1,684,699 in 2007 and 1,683,893 in 2006. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is not presented because there were no common stock equivalents in the years ended December 31, 2007 and 2006.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS No. 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the Company's financial condition and results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this statement did not have a material impact on the Company's financial condition, results of operations or cash flows.

      In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

      In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," ("EITF Issue 06-4"). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                              Amortized             Gross           Gross
                                                                Cost              Unrealized      Unrealized           Fair
                                                                Basis                Gains          Losses             Value
                                                            -------------       -------------   -------------      -------------
Available-for-sale securities:
   December 31, 2007:
     Equity securities                                      $       3,031       $     157,453   $           0      $     160,484
     Preferred stock                                            2,975,000                   0       1,149,730          1,825,270
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                            47,224,654               4,492         370,330         46,858,816
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                           58,707,327              11,409       1,739,673         56,979,063
     Money market mutual funds                                  1,340,891                   0               0          1,340,891
     Mortgage-backed securities                                41,910,517              99,631         456,627         41,553,521
                                                            -------------       -------------   -------------      -------------
                                                              152,161,420             272,985       3,716,360        148,718,045
     Money market mutual funds included in
       cash and cash equivalents                               (1,340,891)                                            (1,340,891)
                                                            -------------       -------------   -------------      -------------
                                                            $ 150,820,529       $     272,985   $   3,716,360      $ 147,377,154
                                                            =============       =============   =============      =============

   December 31, 2006:
     Equity securities                                      $       3,031       $     178,395   $           0      $     181,426
     Preferred stock                                            2,975,000                   0         462,900          2,512,100
     Debt securities issued by the U.S. Treasury
       and other U. S. government corporations
       and agencies                                            55,323,358              23,343       1,200,395         54,146,306
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                           44,891,148             379,553          34,667         45,236,034
     Money market mutual funds                                  1,199,881                   0               0          1,199,881
     Mortgage-backed securities                                55,103,530             191,698         878,547         54,416,681
                                                            -------------       -------------   -------------      -------------
                                                              159,495,948             772,989       2,576,509        157,692,428
     Money market mutual funds included in
       cash and cash equivalents                               (1,199,881)                                            (1,199,881)
                                                            -------------       -------------   -------------      -------------
                                                            $ 158,296,067       $     772,989   $   2,576,509      $ 156,492,547
                                                            =============       =============   =============      =============

Held-to-maturity securities:
   December 31, 2007:
     Mortgage-backed securities                             $      70,798       $         637   $           0      $      71,435
                                                            =============       =============   =============      =============

   December 31, 2006:
     Mortgage-backed securities                             $      74,931       $           0   $         113      $      74,818
                                                            =============       =============   =============      =============

The scheduled maturities of debt securities were as follows as of December 31, 2007:

                                                     Available-For-Sale               Held-To-Maturity
                                                     ------------------     ----------------------------------
                                                                             Amortized
                                                            Fair                Cost                 Fair
                                                            Value               Basis                Value
                                                        ------------        ------------          ------------
Due after one year through five years                   $    992,952        $          0          $          0
Due after five years through ten years                    21,988,592                   0                     0
Due after ten years                                       80,856,335                   0                     0
Mortgage-backed securities                                41,553,521              70,798                71,435
                                                        ------------        ------------          ------------
                                                        $145,391,400        $     70,798          $     71,435
                                                        ============        ============          ============

During 2007, proceeds from sales of available-for-sale securities amounted to $63,597,747. Gross realized gains and gross realized losses on those sales amounted to $305,726 and $10,742, respectively. During 2006, proceeds from sales of available-for-sale securities amounted to $62,356,620. Gross realized gains and gross realized losses on those sales amounted to $724,286 and $206,960, respectively. The tax provision applicable to these net realized gains amounted to $100,295 and $175,891 respectively.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of shareholders' equity as of December 31, 2007.

Total carrying amounts of $55,203,368 and $55,251,654 of debt securities were pledged to secure Federal Home Loan Bank advances, public deposits, treasury tax and loans and for other purposes as required by law as of December 31, 2007 and 2006, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows as of December 31:

                                                                                December 31, 2007
                                              --------------------------------------------------------------------------------------
                                                   Less than 12 Months          12 Months or Longer                 Total
                                              --------------------------    --------------------------    --------------------------
                                                  Fair        Unrealized       Fair        Unrealized        Fair         Unrealized
                                                 Value          Losses         Value         Losses          Value          Losses
                                              -----------    -----------    -----------    -----------    -----------    -----------
Preferred stock                               $         0    $         0    $ 1,825,270    $ 1,149,730    $ 1,825,270    $ 1,149,730
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies                    8,963,668         20,009     33,518,205        350,321     42,481,873        370,330
Debt securities issued by states of the
   United States and political
   subdivisions of the states                  46,754,407      1,684,443      1,314,923         55,230     48,069,330      1,739,673
Mortgage-backed securities                      4,501,563         48,263     20,534,104        408,364     25,035,667        456,627
                                              -----------    -----------    -----------    -----------    -----------    -----------
Total temporarily impaired securities         $60,219,638    $ 1,752,715    $57,192,502    $ 1,963,645   $117,412,140    $ 3,716,360
                                              ===========    ===========    ===========    ===========   ============    ===========

                                                                                December 31, 2006
                                              --------------------------------------------------------------------------------------
                                                   Less than 12 Months          12 Months or Longer                 Total
                                              --------------------------    --------------------------    --------------------------
                                                  Fair        Unrealized       Fair        Unrealized        Fair         Unrealized
                                                 Value          Losses         Value         Losses          Value          Losses
                                              -----------    -----------    -----------    -----------    -----------    -----------
Preferred stock                               $         0    $         0    $ 2,512,100    $   462,900    $ 2,512,100    $   462,900
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies                      792,581         57,553     49,159,124      1,142,842     49,951,705      1,200,395
Debt securities issued by states of the
   United States and political
   subdivisions of the states                   1,809,175         12,100      2,094,013         22,567      3,903,188         34,667
Mortgage-backed securities                     13,486,446         54,270     27,940,134        824,390     41,426,580        878,660
                                              -----------    -----------    -----------    -----------    -----------    -----------
Total temporarily impaired securities         $16,088,202    $   123,923    $81,705,371    $ 2,452,699    $97,793,573    $ 2,576,622
                                              ===========    ===========    ===========    ===========    ===========    ===========

Securities exhibiting unrealized losses are analyzed to determine that the impairments are not other-than-temporary and the following information is considered. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agency securities, which have a significant impact in financial markets, have minimal credit risk. Preferred stock securities are issued by the Federal Home Mortgage Corporation, a U.S. government sponsored or chartered enterprise. All investments maintain a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities are issued by federal government agencies or by private issuers with minimum security ratings of AAA. The unrealized losses in the above table are mainly attributable to changes in market interest rates. As Company management has the ability and intent to hold securities until anticipated recovery to cost basis occurs, no declines are deemed to be other than temporary.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                       2007               2006
                                                   -------------     -------------
Commercial, financial and agricultural             $  20,629,467     $  16,464,762
Real estate - construction and land development       28,927,954        21,169,024
Real estate - residential                            158,599,546       145,394,844
Real estate - commercial                              53,822,693        50,859,332
Consumer                                               8,004,931         8,815,789
Term federal funds                                             0        12,000,000
Other                                                    376,257            69,367
                                                   -------------     -------------
                                                     270,360,848       254,773,118
Deferred costs, net                                      305,935           168,573
Unearned income                                             (615)           (3,143)
Allowance for loan losses                             (2,474,893)       (2,474,118)
                                                   -------------     -------------
           Net loans                               $ 268,191,275     $ 252,464,430
                                                   =============     =============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2007. Total loans to such persons and their companies amounted to $1,218,271 as of December 31, 2007. During 2007, principal advances of $487,004 were made and repayments totaled $334,057.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                        2007              2006
                                                   -------------     -------------
Balance at beginning of period                     $   2,474,118     $   2,626,170
Benefit for loan losses                                        0           (87,488)
Recoveries of loans previously charged off               103,564            67,054
Loans charged off                                       (102,789)         (131,618)
                                                   -------------     -------------
Balance at end of period                           $   2,474,893     $   2,474,118
                                                   =============     =============

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                        2007              2006
                                                   -------------     -------------
Total nonaccrual loans                             $   1,007,890     $     886,377
                                                   =============     =============

Accruing loans which are 90 days or more overdue   $     816,581     $      77,525
                                                   =============     =============

As of December 31, 2007 and 2006, and during the years ended, there were no loans that met the definition of an impaired loan in SFAS No. 114.

In 2007 and 2006, the Bank capitalized mortgage servicing rights totaling $59,882 and $147,353 respectively, and amortized $171,034 and $225,732 respectively. The balance of capitalized mortgage servicing rights included in other assets at December 31, 2007 and 2006 was $225,670 and $336,185, respectively.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

                                                      2007               2006
                                                    --------           --------
Balance, beginning of year                          $  1,451           $  1,115
Additions                                              2,451             19,392
Reductions                                            (3,088)           (19,056)
                                                    --------           --------
Balance, end of year                                $    814           $  1,451
                                                    ========           ========

The fair value of the mortgage servicing rights was $562,911 and $671,145 as of December 31, 2007 and 2006, respectively.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others was $48,696,731 and $49,117,195 at December 31, 2007 and 2006, respectively.

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                      2007              2006
                                                  ------------     ------------
Land                                              $    775,844     $    775,844
Buildings                                            6,281,851        5,721,601
Furniture and equipment                              3,385,608        2,786,494
                                                  ------------     ------------
                                                    10,443,303        9,283,939
Accumulated depreciation and amortization           (3,640,105)      (3,148,393)
                                                  ------------     ------------
                                                  $  6,803,198     $  6,135,546
                                                  ============     ============

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2007 and 2006 were $36,440,424 and $35,777,326 respectively.

The aggregate amount of brokered time deposits as of December 31, 2007 and 2006 was $14,681,000 and $19,538,000, respectively. Brokered time deposits are not included in time deposit accounts in denominations of $100,000 or more above.

For time deposits as of December 31, 2007, the scheduled maturities for years ended December 31, are as follows:

                2008                                     $  93,821,737
                2009                                        10,670,809
                2010                                         2,078,871
                2011                                         7,987,502
                2012                                         1,489,704
                                                         -------------
                                                         $ 116,048,623
                                                         =============

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were customers of the Bank during 2007. Total deposits of such persons and their companies amounted to $2,075,350 and $1,372,156 as of December 31, 2007 and 2006, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances  consist of funds  borrowed  from the Federal  Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2007, and thereafter, are summarized as follows:

              2008                                  $25,214,699
              2009                                    1,320,213
              2010                                   21,202,309
              2011                                   10,794,029
              2012                                    5,178,531
              Thereafter                             31,116,919
              Fair value adjustment                     184,455
                                                    -----------
                                                    $95,011,155
                                                    ===========

As of December 31, 2007, the following advances from the FHLB were redeemable at par at the option of the FHLB:

           MATURITY DATE       OPTIONAL REDEMPTION DATE             AMOUNT
           -------------       ------------------------             ------
               4/27/2009   1/28/2008 and quarterly thereafter   $     500,000
               4/27/2009   1/28/2008 and quarterly thereafter         500,000
               1/25/2010   1/25/2008 and quarterly thereafter      19,000,000
                2/8/2010    2/7/2008 and quarterly thereafter         600,000
              12/15/2010   3/17/2008 and quarterly thereafter         800,000
              12/20/2010   3/20/2008 and quarterly thereafter         500,000
               2/28/2011   2/26/2008 and quarterly thereafter      10,000,000
                3/1/2011    3/3/2008 and quarterly thereafter         500,000
                3/2/2012    3/3/2008 and quarterly thereafter       5,000,000
              12/16/2013   3/17/2008 and quarterly thereafter      10,000,000
              12/12/2016   3/12/2008 and quarterly thereafter      15,000,000
               7/31/2017   1/31/2008 and quarterly thereafter       6,000,000

Amortizing advances are repaid in equal monthly payments and are amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

At December 31, 2007, the interest rates on FHLB advances ranged from 2.66 percent to 6.30 percent. At December 31, 2007, the weighted average interest rate on FHLB advances was 4.74 percent.

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

In 2006, the plan was amended, effective September 1, 2006, to provide that employees hired or rehired on or after September 1, 2006 are not eligible to participate in the plan.

The following tables set forth information about the plan as of December 31 and the years then ended, using a measurement date of December 31:

                                                                   2007            2006
                                                               -----------     -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                     $ 6,027,929     $ 5,495,706
   Actuarial gain                                                 (229,821)       (128,601)
   Service cost                                                    437,740         430,035
   Interest cost                                                   342,022         318,310
   Benefits paid                                                  (218,769)        (87,521)
                                                               -----------     -----------
       Benefit obligation at end of year                         6,359,101       6,027,929
                                                               -----------     -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year      5,016,664       3,370,954
   Actual return on plan assets                                    503,050         392,231
   Contributions by employer                                       500,000       1,341,000
   Benefits paid                                                  (218,769)        (87,521)
                                                               -----------     -----------
       Fair value of plan assets at end of year                  5,800,945       5,016,664
                                                               -----------     -----------

     Funded status and recognized liability
       included in the balance sheet                           $  (558,156)    $(1,011,265)
                                                               ===========     ===========

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of:

                                                        December 31,
                                                        ------------

                                                     2007          2006
                                                  ----------    ----------

Net loss                                          $1,583,889    $2,016,054
Prior service cost                                       910         1,803
                                                  ----------    ----------
                                                  $1,584,799    $2,017,857
                                                  ==========    ==========

The accumulated benefit obligation for the plan was $4,602,777 and $4,179,551 at December 31, 2007 and 2006, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for 2007 and 2006. The rate of increase in future compensation levels was based on the following graded table for 2007 and 2006:

                           AGE                       RATE
                           ---                       ----
                            25                      4.75%
                            35                      4.25%
                            45                      3.75%
                            55                      3.25%
                            65                      3.00%

Components of net periodic cost are as follows for the years ended December 31:

                                                                               2007          2006
                                                                            ---------     ---------
Service cost                                                                $ 437,740     $ 430,035
Interest cost on benefit obligation                                           342,022       318,310
Expected return on plan assets                                               (368,942)     (295,598)
Amortization of prior service cost                                                893           893
Recognized net loss                                                            68,236        89,194
                                                                            ---------     ---------
       Net periodic benefit cost                                              479,949       542,834
                                                                            ---------     ---------

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial gain                                                           (363,929)            0
Amortization of net loss                                                      (68,236)            0
Prior service cost                                                               (893)            0
                                                                            ---------     ---------
Total recognized in other comprehensive loss                                 (433,058)            0
                                                                            ---------     ---------
Total recognized in net periodic cost and other
       comprehensive loss                                                   $  46,891     $ 542,834
                                                                            =========     =========

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2008 are $56,833 and $893, respectively.

The discount rate used to determine the net periodic benefit cost was 6.00% for 2007 and 2006; and the expected return on plan assets was 7.50% for 2007 and 2006.

The graded table above was also used for the rate of compensation increase in determining the net periodic benefit cost in 2007 and 2006.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2007. In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 55% equity and 40% fixed income and 5% cash equivalents. The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 7.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets:

The pension plan investments are co-managed by the Trust and Investment Services division of the Bank and Bradley, Foster and Sargent, Inc. The investments in the plan are reviewed and approved by the Trust Committee. The asset allocation of the plan is a balanced allocation. Debt securities are timed to mature when employees are due to retire. Debt securities are laddered for coupon and maturity. Equities are put in the plan to achieve a balanced allocation and to provide growth of the principal portion of the plan and to provide diversification. The Trust Committee reviews the policies of the plan. The prudent investor rule and applicable ERISA regulations apply to the management of the funds and investment selections.

The Bank's pension plan asset allocations by asset category are as follows:

                                                           December 31, 2007                 December 31, 2006
                                                     ---------------------------        ---------------------------
              Asset Category                         Fair Value         Percent         Fair Value         Percent
----------------------------------------------       ----------       ----------        ----------       ----------
Equity securities                                    $3,407,281             58.7%       $2,537,994             50.6%
U.S. Government treasury and agency securities        1,252,945             21.6         1,480,289             29.5
Corporate bonds                                         122,687              2.1            23,040              0.5
Mutual funds                                            296,365              5.1           200,503              4.0
Money market mutual funds                               617,567             10.7           672,228             13.4
Certificates of deposit                                 104,100              1.8           102,610              2.0
                                                     ----------       ----------        ----------       ----------
         Total                                       $5,800,945            100.0%       $5,016,664            100.0%
                                                     ==========       ==========        ==========       ==========

There were no securities of the Bancorp and related parties included in plan assets as of December 31, 2007 and 2006.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and, in the aggregate, the five years thereafter:

                    2008                                  $    87,000
                    2009                                      120,000
                    2010                                      205,000
                    2011                                      216,000
                    2012                                    1,980,000
                    2013 - 2017                             2,978,000

The Bank expects to make a contribution of $500,000 in 2008.

The Bank offers a 401(k) Plan to eligible  employees.  Under the Plan,  eligible
participants   may   contribute  a  percentage  of  their  pay  subject  to  IRS limitations. The Bank may make discretionary contributions to the Plan.

Effective September 1, 2006, the 401(k) Plan was amended to provide that employees hired or rehired after September 1, 2006 are not eligible to participate in the plan. The Bank has established a second 401(k) Plan to provide a discretionary match to employees hired or rehired, on or after September 1, 2006 who satisfy certain eligibility requirements.

The Bank's contribution expense for the 401(k) Plans in the years ended December 31, 2007 and 2006 amounted to approximately $100,000 and $93,000 respectively. Discretionary contributions vest in full after five years.

Fifteen of the Bank's officers have a change in control agreement ("agreement") with the Bank. The agreements provide that if, within twelve (12) months after a "change-in-control" has occurred, the officer's employment terminates or is reassigned under defined circumstances, then the Bank and/or its successor shall pay the officer a lump sum amount equal to the officer's most recent aggregate base salary paid in the twelve (12) month period immediately preceding his or her termination or reassignment less amounts previously paid from the date of "change in control."

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:

                                                       2007             2006
                                                    ----------       ----------
Current:
   Federal                                          $  774,753       $  990,839
   State                                                60,468           54,678
                                                    ----------       ----------
                                                       835,221        1,045,517
                                                    ----------       ----------
Deferred:
   Federal                                              24,785          217,852
   State                                                     0                0
   Change in valuation allowance                        10,000          178,566
                                                    ----------       ----------
                                                        34,785          396,418
                                                    ----------       ----------
Total income tax expense                            $  870,006       $1,441,935
                                                    ==========       ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                                            2007         2006
                                                            ----         ----
                                                            % of         %of
                                                           Income       Income
                                                           ------       ------
Federal income tax at statutory rate                        34.0%        34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income and dividends received deduction       (19.1)       (13.6)
   Other items                                               2.6          1.2
State tax, net of federal tax benefit                        0.9          0.6
Change in valuation allowance                                0.2          3.1
                                                            ----         ----
       Effective tax rates                                  18.6%        25.3%
                                                            ====         ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                          2007               2006
                                                                      -----------        -----------
Deferred tax assets:
   Allowance for loan losses                                          $   618,527        $   619,233
   Interest on non-performing loans                                        22,710             15,402
   Accrued deferred compensation                                           30,584             26,288
   Post-retirement benefits                                                22,440             22,440
   Other real estate owned property write-down                             22,100             22,101
   Capital loss carry forward                                             398,191            398,191
   Mark to market purchase accounting adjustments                               0              8,373
   Unrecognized pension expense - FASB No. 158                            538,832            686,071
   Net unrealized holding loss on available-for-sale securities         1,170,748            613,197
                                                                      -----------        -----------
           Gross deferred tax assets                                    2,824,132          2,411,296
           Valuation allowance                                           (270,166)          (260,166)
                                                                      -----------        -----------
                                                                        2,553,966          2,151,130
                                                                      -----------        -----------
Deferred tax liabilities:
   Deferred loan costs, net                                              (104,018)           (57,315)
   Goodwill and core deposit intangible asset                            (662,257)          (646,483)
   Accelerated depreciation                                              (957,538)          (985,152)
   Mark-to-market purchase accounting adjustments                         (23,204)                 0
   Mortgage servicing rights                                              (76,728)          (114,304)
   Prepaid pension                                                       (349,059)          (342,241)
                                                                      -----------        -----------
           Gross deferred tax liabilities                              (2,172,804)        (2,145,495)
                                                                      -----------        -----------
Net deferred tax asset                                                $   381,162        $     5,635
                                                                      ===========        ===========

As of December 31, 2007, the Company had no operating loss and tax credit carryovers for tax purposes.

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

Commitments to purchase securities on a when issued basis totaled $1,410,241 at December 31, 2007.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2007 and 2006, the maximum potential amount of the Bank's obligation was $12,800 for financial and standby letters of credit. The Bank's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                    2007                                  2006
                                       ---------------------------------------------------------------------
                                         Carrying            Fair              Carrying             Fair
                                          Amount             Value              Amount              Value
                                       ------------       ------------       ------------       ------------
Financial assets:
   Cash and cash equivalents           $ 15,178,195       $ 15,178,195       $ 11,757,183       $ 11,757,183
   Available-for-sale securities        147,377,154        147,377,154        156,492,547        156,492,547
   Held-to-maturity securities               70,798             71,435             74,931             74,818
   Federal Home Loan Bank stock           5,176,100          5,176,100          4,663,700          4,663,700
   Loans held-for-sale                      120,000            121,403            304,000            307,071
   Loans, net                           268,191,275        264,217,484        252,464,430        250,312,089
   Accrued interest receivable            2,538,607          2,538,607          2,483,547          2,483,547

Financial liabilities:
   Deposits                            $317,741,269       $318,498,739       $313,586,281       $313,560,974
   FHLB advances                         95,011,155         95,183,700         87,093,402         87,478,836
   Due to broker                                  0                  0          1,579,611          1,579,611

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                     2007               2006
                                                  -----------       -----------
Commitments to originate loans                    $ 9,002,416       $10,540,525
Standby letters of credit                              12,800            12,800
Unadvanced portions of loans:
   Home equity                                     26,511,813        26,599,791
   Commercial lines of credit                      10,482,619         8,642,393
   Construction                                     6,178,958         7,322,201
   Consumer                                         7,129,237         6,928,313
                                                  -----------       -----------
                                                  $59,317,843       $60,046,023
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

NOTE 13 - REGULATORY MATTERS
----------------------------

Bancorp and its subsidiary, the Bank, are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                        To Be Well
                                                                                                      Capitalized Under
                                                                              For Capital             Prompt Corrective
                                                        Actual             Adequacy Purposes          Action Provisions
                                                        ------             -----------------          -----------------
                                                  Amount      Ratio       Amount        Ratio        Amount        Ratio
                                                  ------      -----       ------        -----        ------        -----
                                                                      (Dollar amounts in thousands)
As of December 31, 2007:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $39,545    15.00%      $21,087       >8.0%          N/A
                                                                                        -
     Salisbury Bank and Trust Company               38,683    14.69        21,069       >8.0       $26,336       >10.0%
                                                                                        -                        -
   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   37,070    14.06        10,544       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               36,174    13.74        10,534       >4.0        15,801        >6.0
                                                                                        -                         -
   Tier 1 Capital (to Average Assets)
     Consolidated                                   37,070     8.24        17,988       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               36,174     8.06        17,945       >4.0        22,431        >5.0
                                                                                        -                         -
As of December 31, 2006:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                  $38,030    15.28%      $19,914       >8.0%          N/A
                                                                                        -
     Salisbury Bank and Trust Company               37,295    14.98        19,929       >8.0       $24,911       >10.0%
                                                                                        -                        -
   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                   35,555    14.28         9,957       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               34,785    13.97         9,964       >4.0        14,946        >6.0
                                                                                        -                         -

   Tier 1 Capital (to Average Assets)
     Consolidated                                   35,555     8.43        16,879       >4.0           N/A
                                                                                        -
     Salisbury Bank and Trust Company               34,785     8.26        16,848       >4.0        21,060        >5.0
                                                                                        -                         -

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

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner's approval is required for dividend payments which exceed the current year's net profits and retained net profits from the preceding two years. As of December 31, 2007, the Bank may declare dividends to Bancorp in an amount not to exceed $7,135,303.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN
---------------------------------------

At the 2001 annual meeting the shareholders of Bancorp voted to approve the "Directors Stock Retainer Plan of Salisbury Bancorp, Inc." (the "Plan"). This Plan provides non-employee directors of the Company with shares of restricted stock of Bancorp as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Plan is 15,000. The first grant date under this Plan preceded the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date the Plan was approved by the stockholders is issued an "annual stock retainer" consisting of 120 shares of fully vested restricted common stock of Bancorp. In 2007 and 2006, 840 shares were issued under the Plan and the related compensation expense amounted to $30,450 and $31,920 respectively.

Note 15- ACQUISITION
--------------------

On August 1, 2007, the Bank opened a full service branch office in Dover Plains, New York. The opening of the branch reflected consummation on July 31, 2007 of the purchase of a branch office in Mt. Vernon, New York by the Bank pursuant to the Purchase and Assumption Agreement dated October 3, 2006 by and between the Bank and New York Community Bank. Such branch was relocated to Dover Plains, New York and opened for business August 1, 2007.

The assets acquired and liabilities assumed have been recorded by the Company at their fair values at the consummation date. Goodwill recorded totaled $319,407 and will be analyzed for impairment on at least an annual basis. Financial statement amounts for the transaction are included in the Company's consolidated financial statements beginning on the acquisition date. A summary is included in the supplemental disclosure in the cash flow statement.

NOTE 16 - GOODWILL AND INTANGIBLE ASSETS
----------------------------------------

The Company's assets as of December 31, 2007 and 2006 include goodwill of $2,357,884 relating to the purchase of a branch of a bank in 2001 and $7,151,421 of additional goodwill from the 2004 merger with Canaan National Bancorp, Inc. In 2007, the Company recorded $319,407 of additional goodwill from the purchase of a branch of a bank in Mt. Vernon, NY.

The Company evaluated its goodwill and intangible assets as of December 31, 2007 and 2006 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

                                                               As of December 31, 2007
                                                     --------------------------------------------
                                                        Gross                               Net
                                                      Carrying       Accumulated         Carrying
                                                       Amount        Amortization         Amount
                                                     ----------       ----------       ----------
Core deposit intangible-branch purchase              $  888,606       $  430,064       $  458,542

Core deposit intangible-Canaan National merger        1,191,279          320,538          870,741
                                                     ----------       ----------       ----------

           Total                                     $2,079,885       $  750,602       $1,329,283
                                                     ==========       ==========       ==========

                                                                As of December 31, 2006
                                                     --------------------------------------------
                                                        Gross                               Net
                                                      Carrying       Accumulated         Carrying
                                                       Amount        Amortization         Amount
                                                     ----------       ----------       ----------
Core deposit intangible-branch purchase              $  888,606       $  361,709       $  526,897

Core deposit intangible-Canaan National merger        1,191,279          224,677          966,602
                                                     ----------       ----------       ----------

           Total                                     $2,079,885       $  586,386       $1,493,499
                                                     ==========       ==========       ==========

Amortization expense was $164,216 for the years ending December 31, 2007 and 2006. Amortization is being calculated on a straight-line basis.

Estimated amortization expense for each of the five years succeeding 2007 is as follows:

           2008                         $  164,216
           2009                            164,216
           2010                            164,216
           2011                            164,216
           2012                            164,216
                                        ----------
                                        $  821,080
                                        ==========

NOTE 17 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

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

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                                 BALANCE SHEETS
                                 --------------

                           December 31, 2007 and 2006
                           --------------------------

ASSETS                                                         2007               2006
------                                                      -----------       -----------
Money market mutual funds                                   $ 1,340,891       $ 1,199,881
Cash in Salisbury Bank and Trust Company                          6,316             2,494
                                                            -----------       -----------
                  Cash and cash equivalents                   1,347,207         1,202,375
Investment in subsidiary                                     44,668,437        43,579,224
Other assets                                                      2,910             5,469
                                                            -----------       -----------
           Total assets                                     $46,018,554       $44,787,068
                                                            ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Dividends payable                                           $   454,956       $   437,887
                                                            -----------       -----------
           Total liabilities                                    454,956           437,887
Total shareholders' equity                                   45,563,598        44,349,181
                                                            -----------       -----------
           Total liabilities and shareholders' equity       $46,018,554       $44,787,068
                                                            ===========       ===========

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                              STATEMENTS OF INCOME
                              --------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------

                                                                         2007               2006
                                                                     -----------        -----------
Dividend income from subsidiary                                      $ 1,920,000        $ 1,800,000
Taxable interest on securities                                            48,487             34,435
                                                                     -----------        -----------
                                                                       1,968,487          1,834,435
                                                                     -----------        -----------

Legal expense                                                              5,485              9,984
Supplies and printing                                                        380              3,503
Other expense                                                             51,181             37,517
                                                                     -----------        -----------
                                                                          57,046             51,004
                                                                     -----------        -----------
Income before income tax benefit and equity in undistributed
   net income of subsidiary                                            1,911,441          1,783,431
Income tax benefit                                                        (2,909)            (5,469)
                                                                     -----------        -----------
Income before equity in undistributed net income of subsidiary         1,914,350          1,788,900
Equity in undistributed net income of subsidiary                       1,885,698          2,464,718
                                                                     -----------        -----------
           Net income                                                $ 3,800,048        $ 4,253,618
                                                                     ===========        ===========

                             SALISBURY BANCORP, INC.
                             -----------------------

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------

                                                                         2007               2006
                                                                     -----------        -----------
Cash flows from operating activities:
   Net income                                                        $ 3,800,048        $ 4,253,618
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Equity in undistributed net income of subsidiary                   (1,885,698)        (2,464,718)
   Decrease (increase) in taxes receivable                                 2,559             (3,892)
   Issuance of shares for Directors' fees                                 30,450             31,920
                                                                     -----------        -----------

   Net cash provided by operating activities                           1,947,359          1,816,928
                                                                     -----------        -----------

Cash flows from financing activities:
   Dividends paid                                                     (1,802,527)        (1,734,277)
                                                                     -----------        -----------

   Net cash used in financing activities                              (1,802,527)        (1,734,277)
                                                                     -----------        -----------

Net increase in cash and cash equivalents                                144,832             82,651
Cash and cash equivalents at beginning of year                         1,202,375          1,119,724
                                                                     -----------        -----------
Cash and cash equivalents at end of year                             $ 1,347,207        $ 1,202,375
                                                                     ===========        ===========

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2007 and 2006 follows:

                                            (In thousands, except earnings per share)
                                                         2007 Quarters Ended
                                          -------------------------------------------------
                                          March 31      June 30      Sept. 30       Dec. 31
                                          --------      -------      --------       -------
Interest and dividend income              $ 6,437       $ 6,360       $ 6,602       $ 6,753
Interest expense                            3,071         2,997         3,167         3,197
                                          -------       -------       -------       -------
   Net interest and dividend income         3,366         3,363         3,435         3,556
Provision for loan losses                       0             0             0             0
Other income                                1,124         1,115         1,060         1,165
Other expense                               3,319         3,305         3,401         3,489
                                          -------       -------       -------       -------
   Income before income taxes               1,171         1,173         1,094         1,232
Income tax expense                            237           224           177           232
                                          -------       -------       -------       -------
   Net income                             $   934       $   949       $   917       $ 1,000
                                          =======       =======       =======       =======

Earnings per common share                 $   .55       $   .56       $   .54       $   .59
                                          =======       =======       =======       =======

                                             (In thousands, except earnings per share)
                                                         2006 Quarters Ended
                                          -------------------------------------------------
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

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of December 31, 2007, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 1, 2007, the Bank, by mutual agreement, entered Change of Control Agreements (the "Agreements") with the following officers of the Bank: John F. Perotti, Richard J. Cantele, Jr., John F. Foley, Todd M. Clinton, Diane E.R. Johnstone, Joseph C. Law, Lana J. Morrison, Sharon A. Pilz, Geoffrey A. Talcott, Melanie K. Neely, Gerard J. Baldwin, Darrell S. Long, Elizabeth A. Summerville, Diane Farrell and Roberta Reed (the "Executives").

The Agreements provide that if following a "Change in Control" (as defined in the Agreements) of the Company or the Bank, an Executive is terminated or is reassigned under certain circumstances defined in the Agreements within a period of twelve (12) months following such Change in Control, such Executive will be entitled to a lump sum payment equal to his or her annual compensation based upon the most recent aggregate base salary paid to the Executive in the twelve
(12) month period immediately preceding his or her termination or reassignment. In addition, for twelve (12) months following a Change in Control, certain specified insurance benefits shall continue in effect on terms and conditions at least as favorable to the Executive as maintained immediately prior to the Change in Control. In no event shall such payments be made in an amount that would cause them to be deemed non-deductible to the Bank by reason of the operation of Section 280G of the Internal Revenue Code. The purpose of the Agreements is to provide certain potential benefits to the Executives solely in the event of a Change in Control and do not provide a contract for employment. The Agreements will expire on September 30, 2010, provided that if a "Change in Control" occurs prior to September 30, 2010, the Agreements shall remain in effect for twelve (12) months after the date on which any such Change in Control is consummated.

The Agreements were superseded by Change in Control Agreements dated March 28, 2008 filed on Form 8-K dated March 28, 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors and Executive Officers of the Registrant required by this Item pursuant to Item 401 of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Election of Directors" and "Executive Officers," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is omitted from this report on Form 10-K and is contained in the Bank's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K under the Section "Section 16(a) Beneficial Ownership Reporting Compliance," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which shareholders may recommend nominees to the Board, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Deadline for Receipt of Shareholder Proposals," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding the audit committee and audit committee financial expert(s), respectively, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K , under the Section "Corporate Governance," and the information included therein is incorporated by reference.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of such Code of Ethics is available upon request to any person, without charge, by writing to John F. Foley, Chief Financial Officer and Secretary, Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, CT 06039.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item pursuant to Item 402 of Regulation S-K regarding Directors and Executive Compensation, including the Compensation Discussion & Analysis, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Board Compensation" and "Executive Compensation," and the information included therein is incorporated by reference.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
           RELATED SHAREHOLDER MATTERS

Information required by this Item pursuant to Item 403 of Regulation S-K regarding Security Ownership of Certain Beneficial Owners and Management is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Security Ownership," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Equity Compensation Plan Information," and the information included therein is incorporated by reference.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Information required by this Item pursuant to Item 404 of Regulation S-K regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Certain Relationships and Related Transactions," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of directors is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Corporate Governance," and the information included therein is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding Principal Accounting Fees and Services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Independent Public Accountants," and the information included therein is incorporated by reference.

Information required by this Item regarding pre-approval policies for audit and non-audit services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors," and the information included therein is incorporated by reference.

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

      2.    Financial Statement Schedules:

                  Such schedules are omitted because they are inapplicable or the information is included in the consolidated financial statements or notes thereto.

      3.    Exhibits Required by Item 601 of Regulation S-K:

            Exhibit No.         Description
            -----------         -----------
             3.1                Certificate of Incorporation of Salisbury Bancorp, Inc. (1)
             3.2                Bylaws of Salisbury Bancorp, Inc., as amended (2)
             10                 Pension Supplement Agreement with John F. Perotti (3)
             10.2               Form of Change in Control Agreement with Executive Officers dated October 1, 2007
             10.3               Director Stock Retainer Plan (4)
             11                 Computation of Earnings per Share
             21                 Subsidiaries of the Company
             31.1               Rule 13a-15(e) Certification
             31.2               Rule 13a-15(e) Certification
             32                 Section 1350 Certifications

(1) Exhibit was filed on April 23, 1998 as Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

(2) Exhibit was filed on February 10, 2005 as Exhibit 3.2 to Company's Form 8-K/A and is incorporated herein by reference.

(3)   Exhibit  was  filed on  April  23,  1998 as  Exhibit  10 to the  Company's
      Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.


(4) Exhibit was filed on May 8, 2002 as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 28, 2008.

                                          SALISBURY BANCORP, INC.

                                          By: /s/ John F. Perotti
                                             -----------------------------------
                                              John F. Perotti
                                              Chairman and
                                              Chief Executive Officer

                                          By: /s/ John F. Foley
                                             -----------------------------------
                                              John F. Foley
                                              Chief Financial Officer,
                                              Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                            Date
---------                        -----                            ----

 /s/ John F. Perotti             Chairman,                    March 28, 2008
-----------------------------
 (John F. Perotti)               Chief Executive Officer
                                 and Director

 /s/ Louis E. Allyn, II          Director                     March  28, 2008
-----------------------------
(Louis E. Allyn, II)

 /s/ John R. H. Blum             Director                     March  28, 2008
-----------------------------
(John R. H. Blum)

 /s/ Louise F. Brown             Director                     March 28, 2008
-----------------------------
(Louise F. Brown)

 /s/ Richard J. Cantele, Jr.     Director                     March  28, 2008
-----------------------------
(Richard J. Cantele, Jr.)

 /s/ Robert S. Drucker           Director                     March 28, 2008
-----------------------------
(Robert S. Drucker)

 /s/ Nancy F. Humphreys          Director                     March 28, 2008
-----------------------------
(Nancy F. Humphreys)

 /s/ Holly J. Nelson             Director                     March 28, 2008
-----------------------------
(Holly J. Nelson)

 /s/ Michael A. Varet            Director                     March 28, 2008
-----------------------------
(Michael A. Varet)