Form 10-Q
period 2008-03-31
SALISBURY BANCORP INC
filed 2008-05-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2008
                               -------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ________

                         Commission file number 0-24751
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Connecticut                             06-1514263
     ---------------------------------      ------------------------------------
      (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

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

Large accelerated filer [ ]   Accelerated filer   [ ] Non-accelerated filer  [ ]  Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The Company had 1,685,021 shares outstanding as of May 9, 2008.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                                           Page
Part  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:                                                                              3

           Condensed Consolidated Balance Sheets -March 31, 2008 (unaudited)
                                and December 31, 2007                                                         4

           Condensed Consolidated Statements of Income -three months ended March 31, 2008
                                and 2007 (unaudited)                                                          5

           Condensed Consolidated Statements of Cash Flows -three months ended March 31, 2008
                                and 2007 (unaudited)                                                          6

           Notes to Condensed Consolidated Financial Statements (unaudited)                                   7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk- Not Applicable                        16

Item 4.    Controls and Procedures                                                                           17

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                 17

Item 1A.   Risk Factors- Not Applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                       17

Item 3.    Defaults Upon Senior Securities                                                                   17

Item 4.    Submission of Matters to a Vote of Security Holders                                               17

Item 5.    Other Information                                                                                 17

Item 6.    Exhibits                                                                                          17

Signatures                                                                                                   17

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)
                      March 31, 2008 and December 31, 2007

                                                                                        March 31    December 31
                                                                                          2008          2007
                                                                                          ----          ----
ASSETS                                                                                (unaudited)
------
Cash and due from banks                                                               $     6,423   $    12,811
Interest-bearing demand deposits with other banks                                           2,559           726
Money market mutual funds                                                                   1,361         1,341
Federal funds sold                                                                          6,615           300
                                                                                      -----------   -----------
      Cash and cash equivalents                                                            16,958        15,178
Investments in available-for-sale securities (at fair value)                              148,234       147,377
Investments in held-to-maturity securities (fair values of $70 and $71 as of
   March 31, 2008 and December 31, 2007, respectively)                                         70            71
Federal Home Loan Bank stock, at cost                                                       5,176         5,176
Loans held-for-sale                                                                           146           120
Loans, less allowance for loan losses of $2,535 as of March 31, 2008
   and $2,475 as of December 31, 2007, respectively                                       276,075       268,191
Investment in real estate                                                                      75            75
Premises and equipment                                                                      6,944         6,803
Goodwill                                                                                    9,829         9,829
Core deposit intangible                                                                     1,288         1,329
Accrued interest receivable                                                                 2,267         2,539
Cash surrender value of life insurance policies                                             3,718         3,688
Other assets                                                                                2,015         1,584
                                                                                      -----------   -----------
      Total assets                                                                    $   472,795   $   461,960
                                                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                                $    65,246   $    69,215
   Interest-bearing                                                                       271,349       248,526
                                                                                      -----------   -----------
      Total deposits                                                                      336,595       317,741
Federal Home Loan Bank advances                                                            86,166        95,011
Due to broker                                                                               1,045             0
Other liabilities                                                                           4,045         3,645
                                                                                      -----------   -----------
      Total liabilities                                                                   427,851       416,397
                                                                                      -----------   -----------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued
     and outstanding, 1,685,021 shares at March 31, 2008 and December 31, 2007                169           169
   Paid-in capital                                                                         13,130        13,130
   Retained earnings                                                                       35,910        35,583
   Accumulated other comprehensive loss                                                    (4,265)       (3,319)
                                                                                      -----------   -----------
      Total shareholders' equity                                                           44,944        45,563
                                                                                      -----------   -----------
      Total liabilities and shareholders' equity                                      $   472,795   $   461,960
                                                                                      ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                  (amounts in thousands, except per share data)
                             March 31, 2008 and 2007
                                   (unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                              2008        2007
                                                            --------   ---------
Interest and dividend income:
   Interest and fees on loans                               $  4,632   $   4,388
   Interest on debt securities:
      Taxable                                                  1,287       1,431
      Tax-exempt                                                 574         526
   Dividends on equity securities                                 78          78
   Other interest                                                 97          14
                                                            --------   ---------
       Total interest and dividend income                      6,668       6,437
                                                            --------   ---------
Interest expense:
   Interest on deposits                                        1,973       2,030
   Interest on Federal Home Loan Bank advances                 1,035       1,041
                                                            --------   ---------
       Total interest expense                                  3,008       3,071
                                                            --------   ---------
       Net interest and dividend income                        3,660       3,366
   Provision for loan losses                                      60           0
                                                            --------   ---------
       Net interest and dividend income after provision
         for loan losses                                       3,600       3,366
                                                            --------   ---------
Noninterest income:
   Trust and Wealth Advisory Services income                     600         530
   Service charges on deposit accounts                           198         180
   Gain on sales of available-for-sale securities, net           318         117
   Gain on sales of loans held-for-sale                           73          65
   Other income                                                  244         232
                                                            --------   ---------
       Total noninterest income                                1,433       1,124
                                                            --------   ---------
Noninterest expense:
   Salaries and employee benefits                              2,076       1,952
   Occupancy expense                                             231         191
   Equipment expense                                             211         191
   Data processing                                               319         337
   Insurance                                                      44          38
   Printing and stationery                                        60          64
   Professional fees                                             234         165
   Legal expense                                                  61          55
   Amortization of core deposit intangible                        41          41
   Other expense                                                 374         285
                                                            --------   ---------
       Total noninterest expense                               3,651       3,319
                                                            --------   ---------
       Income before income taxes                              1,382       1,171
Income taxes                                                     301         237
                                                            --------   ---------
       Net income                                           $  1,081   $     934
                                                            ========   =========

Earnings per common share                                   $    .64   $     .55
                                                            ========   =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                   Three months ended March 31, 2008 and 2007
                                   (unaudited)

                                                                                           2008         2007
                                                                                           ----         ----
Cash flows from operating activities:
   Net income                                                                           $    1,081   $      934
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of securities, net                                                            24           17
     Gain on sales of available-for-sale securities, net                                      (318)        (117)
     Provision for loan losses                                                                 (60)           0
     Change in loans held-for-sale                                                             (26)         304
     Change in deferred loan costs, net                                                        (20)         (35)
     Net decrease in mortgage servicing rights                                                  18           28
     Depreciation and amortization                                                             162          540
     Amortization of core deposit intangible                                                    41           41
     Accretion of fair value adjustment on deposits/borrowings                                 (33)         (36)
     Amortization of fair value adjustment on loans                                             12           24
     Decrease in interest receivable                                                           274          189
     Deferred tax benefit                                                                        2         (414)
     Decrease in taxes receivable                                                                0          317
     Increase in prepaid expenses                                                              (37)         (50)
     Increase in cash surrender value of insurance policies                                    (30)         (30)
     Increase in income taxes payable                                                          253          323
     Increase in other assets                                                                 (173)          (7)
     (Decrease)/ increase in accrued expenses                                                  (65)          41
     Increase in interest payable                                                               46           42
     Increase/ (decrease) in other liabilities                                                 386          (57)
     Decrease in unearned income on loans                                                        6            1
                                                                                        ----------   ----------

Net cash provided by operating activities                                                    1,543        2,055
                                                                                        ----------   ----------
Cash flows from investing activities:
   Purchases of Federal Home Loan Bank stock                                                     0         (282)
   Purchases of available-for-sale securities                                              (64,317)     (16,738)
   Proceeds from sales of available-for-sale securities                                     63,349       25,219
   Proceeds from maturities of held-to-maturity securities                                       1            1
   Loan originations and principal collections, net                                        (12,314)       7,229
   Purchases of loans                                                                        4,483         (839)
   Recoveries of loans previously charged-off                                                   10           33
   Capital expenditures                                                                       (278)        (690)
                                                                                        ----------   ----------

Net cash provided by investing activities                                                   (9,066)      13,933
                                                                                        ----------   ----------

Cash flows from financing activities:
   Net increase/(decrease) in demand deposits, NOW and savings accounts                     15,567       (2,371)
   Net increase/(decrease) in time deposits                                                  3,287       (6,194)
   Federal Home Loan Bank advances                                                               0        5,000
   Principal payments on advances from Federal Home Loan Bank                                 (176)     (10,198)
   Net change in short term advances from Federal Home Loan Bank                            (8,637)      (5,000)
   Dividends paid                                                                             (738)        (438)
                                                                                        ----------   ----------

Net cash provided by (used in) financing activities                                          9,303      (19,201)
                                                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents                                         1,780       (3,213)
Cash and cash equivalents at beginning of period                                            15,178       11,757
                                                                                        ----------   ----------
Cash and cash equivalents at end of period                                              $   16,958   $    8,544
                                                                                        ==========   ==========
Supplemental disclosures:
   Interest paid                                                                        $    2,962   $    3,029
   Income taxes paid                                                                            46           11

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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive  Income,"  establishes  standards for disclosure of  comprehensive income which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's primary source of other comprehensive income is the net unrealized holding gain (loss) on securities and the minimum pension liability adjustment.

Comprehensive Income
                                                            Three months ended
                                                                 March 31,
                                                          2008              2007
                                                          ----              ----
                                                          (amounts in thousands)

Net income                                                $ 1,081         $ 934
Net change in unrealized holding gains or losses on
   securities and minimum pension liability adjustment,
   net of tax during period                                  (946)         (386)
                                                          -------         -----
Comprehensive income                                      $   135         $ 548
                                                          =======         =====

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 did not have an impact on the Company's financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of EITF Issue 06-4 did not have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In  December  2007,  the FASB  issued  SFAS No. 141  (Revised  2008),  "Business
Combinations" (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on it's financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS
161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost of the Company's defined benefit pension plan for the periods indicated:

                                                            Three Months Ended
                                                                March 31,
                                                             2008        2007
                                                          ---------------------

Components of net periodic benefit cost:
   Service cost                                           $ 113,750   $ 114,090
   Interest cost                                             95,000      88,977
   Expected return on plan assets                          (105,750)    (77,164)
   Amortization of:
     Prior service costs                                        223         223
     Actuarial loss                                          15,750      21,173
                                                          ---------   ---------
   Net periodic benefit cost                              $ 118,973   $ 147,299
                                                          =========   =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                                          6.00%          6.00%
   Average wage increase                           Graded table*   Graded table*
   Return on plan assets                                  7.50%          7.50%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

NOTE 5 - ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
-----------------------------------------------------------

($ in 000s)                          Fair Value Measurements at Reporting using:
                                   Quoted Prices
                                     in Active                           Significant
                                    Markets for     Significant Other   Unobservable
                                 Identical Assets   Observable Inputs      Inputs

Description           3/31/08        (Level 1)          (Level 2)         (Level 3)
-----------           -------        ---------          ---------         ---------
   Available-for-
   sale securities    148,234         148,234               0                 0
                     ---------   ----------------   -----------------   ------------
   Total              148,234         148,234               0                 0
                     =========   ================   =================   ============

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations.

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation which is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has seven (7) full service offices located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts and Dover Plains, New York. A full Trust and Wealth Advisory Services Division is also located in Lakeville Connecticut. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services in order to better serve both current and future customers in the Tri-State area. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the three months ended March 31, 2008 was $1,081,000. This compares to net income of $934,000 for the same period in 2007. Earnings per share for the three months ended March 31, 2008 totaled $.64 per share, compared to earnings per share of $.55 for the corresponding period in 2007. The increase in earnings is primarily attributable to an increase in earning assets, which has resulted in an increase in interest income, and movement in the markets, which has created opportunities to generate gains in securities transactions during the period, which contributed to the increase in noninterest income.

The Company's assets at March 31, 2008 totaled $472,795,000 compared to total assets of $461,960,000 at December 31, 2007. During the first three months of 2008, net loans outstanding, not including loans held-for-sale increased $7,884,000 to $276,075,000. This compares to total net loans outstanding not including loans held-for-sale of $268,191,000 at December 31, 2007. The increase is primarily attributable to increased loan demand during the period.
Non-performing loans totaled $1,030,000 at March 31, 2008 as compared to non-performing loans totaling $1,008,000 at December 31, 2007. This represents an increase of $22,000 or 2.18%. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at March 31, 2008 totaled $336,595,000 as compared to total deposits of $317,741,000 at December 31, 2007.

As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's total risk based capital ratio was 14.47%; the Tier 1 capital ratio was 13.55%; and the leverage ratio was 8.17%. The Board of Directors declared a first quarter cash dividend of $.28 per common share, which was paid on April 28, 2008 to shareholders of record as of March 28, 2008. This compared to a cash dividend of $.27 per common share that was paid for the first quarter of 2007.

Critical Accounting Estimates
-----------------------------

In preparing the Company's financial statements, management selects and applies numerous accounting policies. In applying these policies, management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on an estimation of the probable amount of future credit losses in the loan portfolio. Many factors influence the amount of future loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. (See "Provisions and Allowance for Loan Losses.")

                        THREE MONTHS ENDED MARCH 31, 2008
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net Interest Income
-------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent its noninterest income. Net interest and dividend income is the difference between interest and dividends earned on the loan and securities portfolio and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust and Wealth Advisory Services Division, service charges and other fees related to deposit and loan accounts and from gains recognized on the sale of available-for-sale securities. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months ended March 31,                         2008     2007
                                                    ------   ------
Total interest and dividend income                  $6,668   $6,437
(financial statements)
Tax equivalent adjustment                              296      271
                                                    ------   ------
Total interest and dividend income
   (on an FTE basis)                                 6,964    6,708
Total interest expense                               3,008    3,071
                                                    ------   ------
Net interest and dividend income-FTE                $3,956   $3,637
                                                    ======   ======

Total interest and dividend income on an FTE basis for the three months ended March 31, 2008, when compared to the same period in 2007, increased $256,000 or approximately 3.82%. The increase was primarily attributable to an increase of earning assets.

Interest expense on deposits for the first three months of 2008 totaled $1,973,000, a decrease of $57,000 or 2.8% that compared to $2,030,000 for the same period in 2007. This decrease is primarily the result of an environment of generally lower interest rates. Interest expense on Federal Home Loan Bank advances decreased $6,000 during the three-month period ended March 31, 2008 to $1,035,000. Total interest expense for the three months ended March 31, 2008 was $3,008,000, a decrease of $63,000 or 2% when compared to the same period in 2007.

Overall, net interest and dividend income (on an FTE basis) increased $319,000 or 8.8% to $3,956,000 for the period ended March 31, 2008 when compared to the same period in 2007.

Noninterest Income
------------------

Noninterest income totaled $1,433,000 for the three months ended March 31, 2008, an increase of $309,000 or 27.4% compared to noninterest income of $1,124,000 for the three months ended March 31, 2007. Continuing growth of the Trust and Wealth Advisory Services Division has resulted in an increase in trust income of $70,000 or 13.2% to $600,000 for the first three months of 2008. Gains on sales of available-for-sale securities, net increased 171.8% to $318,000 for the first three months of 2008 compared to the corresponding period in 2007. This increase is primarily the result of the movement of market rates during the year, which made it possible to take advantage of opportunities presented during the period. Other income consists primarily of fees associated with transaction accounts, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans. Other income for the first three months of 2008 totaled $515,000 compared to $477,000 for the same period in 2007. This is an increase of $38,000 or 7.9%.

Noninterest Expense
-------------------

Noninterest  expense  increased  10.00%  for the first  three  months of 2008 as compared to the corresponding period in 2007. Professional fees which are included in noninterest expenses increased $69,000 or 41.82%. This increase is primarily attributable to the Company's Trust and Wealth Advisory Services division's working with Bradley Foster and Sargent, Inc., an investment advisory firm that assists in providing a broader scope of highly personalized professional investment services to clients. In addition, internal audit expense increased. Although some increases in the described noninterest expenses in the table below are attributable to normal volumes of business, the increase also reflects the additional costs associated with the daily operation of our new Dover Plains, New York branch, which opened in August of 2007.

The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2008      2007    Change   % Change
--------------------------------------------------------------------------------
Salaries and employee benefits            $ 2,076   $ 1,952   $  124       6.35
Occupancy expense                             231       191       40      20.94
Equipment expense                             211       191       20      10.47
Data processing                               319       337      (18)     (5.34)
Insurance                                      44        38        6      15.78
Printing and stationery                        60        64       (4)     (6.25)
Professional fees                             234       165       69      41.82
Legal expense                                  61        55        6      10.90
Amortization of core deposit intangible        41        41        0          0
Other expense                                 374       285       89      31.23
                                          -------   -------   ------   ---------
      Total noninterest expense           $ 3,651   $ 3,319   $  332      10.00
                                          =======   =======   ======

Income Taxes
------------

The income tax provision for the first three months of 2008 totaled $301,000 in comparison to $237,000 for the same three-month period in 2007, due to increased taxable income.

Net Income
----------

Overall, net income totaled $1,081,000 for the three months ended March 31, 2008 and represents earnings of $.64 per share. This compares to net income of $934,000 or $.55 per share for the same period in 2007.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 2008 were $472,795,000, compared to $461,960,000 at December 31, 2007, an increase of approximately 2.3%. The increase is primarily the result of an increase in earning assets that were funded by an increase in deposits during the quarter.

Securities
----------

During the three months ended March 31, 2008, the securities portfolio, which includes Federal Home Loan Bank stock, increased slightly by $856,000 or .56% to $153,480,000 from $152,624,000 at December 31, 2007. The securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At March 31, 2008, the unrealized loss net of tax was $3,229,000. This compares to an unrealized loss net of tax of $2,273,000 at December 31, 2007. Management monitors the market value fluctuations of its securities portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security. The unrealized losses in these securities are mainly attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

Total loans outstanding of $278,284,000 at March 31, 2008 increased compared to total loans outstanding of $270,361,000 at December 31, 2007. This is an increase of $7,923,000 or 2.9%. New business development during the first three months of 2008 coupled with an increase in loan demand resulted in the increase, which was primarily with respect to real estate loans. Competition for loans remains aggressive in the Bank's market area.

The following table represents the composition of the loan portfolio at March 31, 2008 and December 31, 2007:

                                              March 31, 2008   December 31, 2007
                                              --------------   -----------------
                                                    (amounts in thousands)
Commercial, financial and agricultural           $  18,073         $  20,629
Real Estate-construction and land
   development                                      30,341            28,928
Real Estate-residential                            164,838           158,600
Real Estate-commercial                              56,749            53,823
Consumer                                             7,978             8,005
Other                                                  305               376
                                                 ---------         ---------
                                                   278,284           270,361
Deferred costs, net                                    326               306
Unearned income                                          0                (1)
Allowance for loan losses                           (2,535)           (2,475)
                                                 ---------         ---------
Net Loans                                        $ 276,075         $ 268,191
                                                 =========         =========

At March 31, 2008 and December 31, 2007, approximately 90% of the Bank's loan portfolio was related to real estate products.

Provisions and Allowance for Loan Losses
----------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of the risk associated with extending loans, the Bank maintains an Allowance for Loan and Lease Losses ("ALLL") through charges to earnings. The Bank determined that a provision of $60,000 was warranted for the first three months of 2008 to keep pace with the growth of the loan portfolio. No provision for loan losses was warranted for the first three month period of 2007.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2008. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Bank's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

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

Non-performing loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At March 31, 2008, nonperforming loans totaled $1,030,000 or 0.37% of total loans outstanding of $278,284,000. The allowance for loan losses totaled $2,535,000, representing 246.12% of nonperforming loans and .91% of total loans outstanding at March 31, 2008. Nonperforming loans totaled $1,008,000 or .37% of total loans outstanding of $270,361,000 at December 31, 2007. The allowance for loan losses totaled $2,475,000 at December 31, 2007 and represented 245.53% of nonperforming loans and .92% of total loans outstanding net of term federal funds sold. A total of $10,000 of loans was charged off by the Bank during the three months ended March 31, 2008. These charged-off loans consisted primarily of deposit overdrafts. This compares to loans charged off during the three month period ended March 31, 2007 that totaled $39,000. A total of $10,000 of previously charged-off loans was recovered during the three month period ended March 31, 2008. Recoveries for the same period in 2007 totaled $34,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at March 31, 2008 and December 31, 2007:

                                March 31, 2008   December 31, 2007
                                --------------   -----------------
                                      (amounts in thousands)

Demand                           $   65,246         $   69,215
NOW                                  22,679             23,652
Money Market                         72,053             56,210
Savings                              57,282             52,616
Time                                119,335            116,048
                                 ----------         ----------
Total Deposits                   $  336,595         $  317,741
                                 ==========         ==========

Deposits constitute the principal funding source of the Company's assets. A key strategic objective is to grow the core deposit base. New product development initiatives, added convenience, quality service and competitive pricing are strategies focused on growing our financial relationships with existing customers and establishing and building relationships with new customers. Brokered deposits are also used as a means of funds generation. Funding needs are considered and relative costs are analyzed in determining the suitability of brokered deposits. At March 31, 2008, brokered deposits totaled $22,325,000. This compares to brokered deposits totaling $15,526,000 at December 31, 2007.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At March 31, 2008, the Company had $86,166,000 in outstanding advances from the Federal Home Loan Bank compared to $95,011,000 at December 31, 2007. While the volume of FHLB advances decreased by $9,845,000 or 10.36% from year-end, management expects that it will continue its strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

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

To quantify the extent of these risks, both in its current position and in actions it might take in the future, interest rate risk is monitored using various analyses which identify the differences between assets and liabilities that mature or reprice during specific time frames. In addition, model simulation is used to develop scenario analyses of the Company's assets and liability balances to measure how much net interest income is "at risk" from sudden rate movements of 100, 200 and 300 basis points either upward or downward. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected funding sources and cost, changes in prepayment rates, and other factors which may be important in determining the future growth of net interest income. The level of interest rate risk at March 31, 2008 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At March 31, 2008, the Company had approximately $58,109,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At March 31, 2008, the Company had $44,944,000 in shareholders' equity, a decrease of $619,000 or 1.4 % when compared to December 31, 2007 shareholders' equity totaling $45,563,000. The majority of the Company's investments are as classified as available-for-sale and therefore are marked to market monthly. Movement in the market during the quarter resulted in an increase in accumulated other comprehensive loss to $4,265,000 at March 31, 2008 from $3,319,000 at December 31, 2007. This reflects the decrease in capital as net income for the three-month period ended March 31, 2008 totaled $1,081,000.

A review and analysis of securities has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment, and management deems the securities to be not other than temporarily impaired. Under current regulatory definitions, the Bank is considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance deposit premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At March 31, 2008, the Company had a total consolidated risk based capital ratio of 14.47%, a Tier 1 risk based capital ratio of 13.55% and a leverage ratio of 8.17%. This compares to a total consolidated risk based capital ratio of 15.00%, a Tier 1 risk based capital ratio of 14.06% and a leverage ratio of 8.24% at December 31, 2007. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Company and Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

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

    Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not
                                   Applicable

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of March 31, 2008, as required by Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company's Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. During the three month period ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings. None.

Item 1A. - Risk Factors. Not applicable

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. - Defaults Upon Senior Securities. None.

Item 4. - Submission of Matters to a Vote of Security Holders. None.

Item 5. - Other Information. None.

Item 6. - Exhibits.

            11 -Computation of Earnings per Share.

            31.1-Rule 13a-14(a)/15d-14(a) Certification.

            31.2-Rule 13a-14(a)/15d-14(a) Certification.

            32 -Section 1350 Certifications.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SALISBURY BANCORP, INC.

         Date: May 12, 2008                     by: /s/ John F. Perotti
               ------------                         -------------------
                                                    John F. Perotti
                                                    Chief Executive Officer

         Date: May 12, 2008                     by: /s/ John F. Foley
               ------------                         -----------------
                                                    John F. Foley
                                                    Chief Financial Officer