Form 10-Q
period 2008-06-30
SALISBURY BANCORP INC
filed 2008-08-11
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2008
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              --------------------------------------------------

                         Commission file number 0-24751
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Connecticut                                           06-1514263
-------------------------------                       --------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

 5 Bissell Street Lakeville Connecticut                          06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrants Telephone Number, Including Area Code   (860) 435-9801
                                                   ----------------

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer, accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       The Company had 1,685,861 shares outstanding as of August 11, 2008.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                               Page



Item 1.   Financial Statements:                                               3

          Condensed Consolidated Balance Sheets -June 30, 2008 (unaudited)
                            and December 31, 2007                             4
          Condensed Consolidated Statements of Income -six and three months
                   ended June 30,2008 and 2007 (unaudited)                    5
          Condensed Consolidated Statements of Cash Flows -six months ended
                      June 30, 2008 and 2007 (unaudited)                      6
          Notes to Condensed Consolidated Financial Statements (unaudited)    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          18

Item 4.  Controls and Procedures                                             19


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 1A.  Risk Factors                                                       19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19

Signatures                                                                   19

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                    SALISBURY BANCORP, INC. AND SUBSIDIARY
                                    --------------------------------------

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     -------------------------------------
                                 (amounts in thousands, except per share data)
                                      June 30, 2008 and December 31, 2007
                                      -----------------------------------


                                                                                   June 30,       December 31,
                                                                                     2008            2007
                                                                                     ----            ----
ASSETS
------
(unaudited)
Cash and due from banks                                                           $      8,578    $     12,811
Interest-bearing demand deposits with other banks                                        1,083             726
Money market mutual funds                                                                1,390           1,341
Federal funds sold                                                                         200             300
                                                                                  ------------    ------------
           Cash and cash equivalents                                                    11,251          15,178
Investments in available-for-sale securities (at fair value)                           145,745         147,377
Investments in held-to-maturity securities (fair values of $69 as of
   June 30, 2008 and $71 as of December 31, 2007)                                           69              71
Federal Home Loan Bank stock, at cost                                                    5,267           5,176
Loans held-for-sale                                                                        409             120
Loans, less allowance for loan losses of $2,625 as of June 30, 2008
   and $2,475 as of December 31, 2007                                                  288,941         268,191
Investment in real estate                                                                   75              75
Premises and equipment                                                                   7,383           6,803
Goodwill                                                                                 9,829           9,829
Core deposit intangible                                                                  1,247           1,329
Accrued interest receivable                                                              2,630           2,539
Cash surrender value of life insurance policies                                          3,748           3,688
Other assets                                                                             3,111           1,584
                                                                                  ------------    ------------
           Total assets                                                           $    479,705    $    461,960
                                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                            $     69,227    $     69,215
   Interest-bearing                                                                    263,560         248,526
                                                                                  ------------    ------------
           Total deposits                                                              332,787         317,741
Federal Home Loan Bank advances                                                         99,246          95,011
Due to broker                                                                                0               0
Other liabilities                                                                        4,165           3,645
                                                                                  ------------    ------------
           Total liabilities                                                           436,198         416,397
                                                                                  ------------    ------------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,685,861 shares at June 30, 2008 and 1,685,021 shares at
        December 31, 2007                                                                  169             169
    Paid-in capital                                                                     13,158          13,130
   Retained earnings                                                                    36,421          35,583
   Accumulated other comprehensive loss                                                 (6,241)         (3,319)
                                                                                  ------------    ------------
           Total shareholders' equity                                                   43,507          45,563
                                                                                  ------------    ------------
           Total liabilities and shareholders' equity                             $    479,705    $    461,960
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

                                                      4

                                  SALISBURY BANCORP, INC. AND SUBSIDIARY
                                  --------------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                -------------------------------------------

                               (amounts in thousands, except per share data)
                                          June 30, 2008 and 2007
                                                (unaudited)

                                                            Six Months Ended         Three Months Ended
                                                                June 30,                  June 30,
                                                            2008         2007         2008         2007
                                                         ----------   ----------   ----------   ----------
Interest and dividend income:
   Interest and fees on loans                            $    9,232   $    8,736   $    4,600   $    4,348
   Interest on debt securities:
     Taxable                                                  2,630        2,757        1,343        1,326
     Tax-exempt                                               1,153        1,111          579          585
   Dividends on equity securities                               130          159           52           81
   Other interest                                               114           34           17           20
                                                         ----------   ----------   ----------   ----------
           Total interest and dividend income                13,259       12,797        6,591        6,360
                                                         ----------   ----------   ----------   ----------

Interest expense:
   Interest on deposits                                       3,639        4,022        1,666        1,992
   Interest on Federal Home Loan Bank advances                2,079        2,046        1,044        1,005
                                                         ----------   ----------   ----------   ----------

         Total interest expense                               5,718        6,068        2,710        2,997
                                                         ----------   ----------   ----------   ----------

         Net interest and dividend income                     7,541        6,729        3,881        3,363
Provision for Loan Losses                                       170            0          110            0
                                                         ----------   ----------   ----------   ----------
              Net interest and dividend income
                    after provision for loan losses           7,371        6,729        3,771        3,363
                                                         ----------   ----------   ----------   ----------
Noninterest income:
   Trust/Wealth Advisory Services income                      1,141        1,033          541          503
   Loan commissions                                               2           13            2            9
   Service charges on deposit accounts                          401          361          203          181
   Gain on sales of available-for-sale securities, net          354          180           36           63
   Gain on sales of loans held-for-sale                         159          167           86          102
   Other income                                                 529          485          285          257
                                                         ----------   ----------   ----------   ----------

         Total noninterest income                             2,586        2,239        1,153        1,115
                                                         ----------   ----------   ----------   ----------

Noninterest expense:
   Salaries and employee benefits                             4,077        3,832        2,001        1,880
   Occupancy expense                                            463          380          232          189
   Equipment expense                                            431          370          220          179
   Data processing                                              695          638          376          301
   Insurance                                                     90           74           46           36
   Printing and stationery                                      135          144           75           80
   Professional fees                                            433          339          199          174
   Legal expense                                                166          126          105           71
   Amortization of core deposit intangible                       82           82           41           41
   Other expense                                                775          639          401          354
                                                         ----------   ----------   ----------   ----------

         Total noninterest expense                            7,347        6,624        3,696        3,305
                                                         ----------   ----------   ----------   ----------

         Income before income taxes                           2,610        2,344        1,228        1,173
Income taxes                                                    546          461          245          224
                                                         ----------   ----------   ----------   ----------

         Net income                                      $    2,064   $    1,883   $      983   $      949
                                                         ==========   ==========   ==========   ==========

Earnings per common share                                $     1.23   $     1.12   $      .58   $      .56
                                                         ==========   ==========   ==========   ==========

Dividends per common share outstanding                   $      .56   $      .54   $      .28   $      .27
                                                         ==========   ==========   ==========   ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                    5

                                  SALISBURY BANCORP, INC. AND SUBSIDIARY
                                  --------------------------------------

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -----------------------------------------------
                                          (amounts in thousands)
                                  Six months ended June 30, 2008 and 2007
                                                (unaudited)

                                                                                       2008          2007
                                                                                    ----------    ----------
Cash flows from operating activities:
      Net income                                                                    $    2,064    $    1,883
Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of securities, net                                                     36            46
        Gain on sales of available-for-sale securities, net                               (354)         (180)
        Provision for loan losses                                                         (170)            0
        Change in loans held-for-sale                                                     (289)          304
        Change in deferred loan costs, net                                                 (23)          (56)
        Net decrease in mortgage servicing rights                                           17            53
        Depreciation and amortization                                                      324           250
        Amortization of core deposit intangible                                             82            82
        Accretion of fair value adjustment on deposits/borrowings                          (65)          (65)
        Amortization of fair value adjustment on loans                                      24            44
        Increase in interest receivable                                                    (92)          (31)
        Deferred tax expense (benefit)                                                     188          (433)
        Decrease in taxes receivable                                                        42           317
        Decrease in prepaid expenses                                                        56            42
        Increase in cash surrender value of insurance policies                             (61)          (60)
        Increase in income tax payable                                                       0           157
        Increase in other assets                                                          (146)          (15)
        Decrease in accrued expenses                                                      (158)         (178)
        Increase in interest payable                                                        74           109
        Increase in other liabilities                                                      415           270
        Issuance of shares for Directors' fees                                              28            30
        Change in unearned income on loans                                                   6             4
                                                                                    ----------    ----------
Net cash provided by operating activities                                                1,998         2,573
                                                                                    ----------    ----------

Cash flows from investing activities:
        Purchase of Federal Home Loan Bank stock                                           (91)         (419)
        Purchases of available-for-sale securities                                     (85,489)      (37,394)
        Proceeds from sales of available-for-sale securities                            82,990        37,414
        Proceeds from maturities of held-to-maturity securities                              2             2
        Loan originations and principal collections, net                               (18,599)        2,831
        Purchase of loans                                                               (2,009)       (1,886)
        Recoveries of loans previously charged-off                                          22            41
        Capital expenditures                                                              (887)         (739)
                                                                                    ----------    ----------
Net cash used in investing activities                                                  (24,061)         (150)
                                                                                    ----------    ----------

Cash flows from financing activities:
        Net increase (decrease) in demand deposits, NOW and savings accounts            19,523        (5,073)
        Net (decrease) increase in time deposits                                        (4,477)           40
        Federal Home Loan Bank advances                                                 17,000        10,000
        Principal payments on advances from Federal Home Loan Bank                     (10,328)      (11,208)
        Net change in short term advances from Federal Home Loan Bank                   (2,372)        1,397
        Dividends paid                                                                  (1,210)         (893)
                                                                                    ----------    ----------

        Net cash provided by (used in) financing activities                             18,136        (5,737)
                                                                                    ----------    ----------

        Net decrease in cash and cash equivalents                                       (3,927)       (3,314)
        Cash and cash equivalents at beginning of year                                  15,178        11,757
                                                                                    ----------    ----------
        Cash and cash equivalents at end of period                                  $   11,251    $    8,443
                                                                                    ==========    ==========

Supplemental disclosures:
        Interest paid                                                               $    5,644    $    5,798
        Income taxes paid                                                                  316           420


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    6

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service
Corporation (the "PIC"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)
------------------------------------

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive  Income,"  establishes  standards for disclosure of  comprehensive income which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's primary source of other comprehensive income (loss) is the net unrealized holding gain
(loss) on securities.

Comprehensive income (loss)

                                                    Six months ended      Three months ended
                                                         June 30,             June 30,
                                                     2008       2007       2008       2007
                                                   -------    -------    -------    -------
                                                 (amounts in thousands) (amounts in thousands)
Net income                                         $ 2,064    $ 1,883    $   983    $   949
Net change in unrealized (losses)
 on securities and minimum pension
 liability adjustment, net of tax during period.    (2,922)    (2,742)    (1,976)    (2,356)
                                                   -------    -------    -------    -------
Comprehensive loss                                 $  (858)   $  (859)   $  (993)   $(1,407)
                                                   =======    =======    =======    =======

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS No. 155"), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement was effective as of January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the Company's financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 requires any entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. The adoption of this statement did not have a material impact on the Company's financial condition, results of operations or cash flows.

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 was effective for the Company's consolidated financial statements for the year beginning on January 1, 2008. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," ("EITF Issue 06-4"). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date was for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies may recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of EITF Issue 06-4 did not have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2008), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the six and three months ended June 30:

                                              Six Months Ended         Three Months Ended
                                                   June30,                  June 30,
                                             2008          2007         2008         2007
                                           ---------    ---------    ---------    ---------
Components of net periodic benefit cost:
   Service cost                            $ 201,904    $ 218,870    $  88,154    $ 104,780
   Interest cost                             183,475      171,011       88,475       82,034
   Expected return on plan assets           (213,496)    (184,471)    (107,746)    (107,307)
   Amortization of:
      Prior service costs                        446          447          223          224
      Actuarial loss                          22,431       34,118        6,681       12,945
                                           ---------    ---------    ---------    ---------

   Net periodic benefit cost               $ 194,760    $ 239,975    $  75,787    $  92,676
                                           =========    =========    =========    =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

Discount rate                      6.00%              6.00%              6.00%              6.00%
Average wage increase     Graded table*      Graded table*      Graded table*      Graded table*
Return on plan assets              7.50%              7.50%              7.50%              7.50%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

NOTE 5 - ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
-----------------------------------------------------------


($ in 000s)                              Fair Value Measurements at Reporting using
                                    Quoted Prices in
                                     Active Markets   Significant Other   Significant
                                     for Identical       Observable       Unobservable
                                         Assets           Inputs            Inputs
Description           6/30/08          (Level 1)         (Level 2)         (Level 3)
                      -------          ---------         ---------         ---------
                  $       145,745   $           126   $       145,619   $             0
                  ---------------   ---------------   ---------------   ---------------
Total             $       145,745   $           126   $       145,619   $             0
                  ===============   ===============   ===============   ===============

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation that is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has seven (7) full service offices including a Trust/Wealth Services Division. Such offices are located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts, and Dover Plains, New York. In addition, the bank has received regulatory approvals to open a full-service branch in Millerton, New York. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with Salisbury Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the six months ended June 30, 2008 was $2,064,000. This compares to earnings of $1,883,000 for the same period in 2007. Earnings per share for the six months ended June 30, 2008 totaled $1.23 per share which compared to earnings per share of $1.12 for the corresponding period in 2007. The increase in earnings is primarily attributable to an increase in earning assets, which has resulted in an increase in interest income, and movement in the markets, which has created opportunities to generate gains in securities transactions during the period, which contributed to the increase in noninterest income.

The Company's assets at June 30, 2008 totaled $479,705,000 compared to total assets of $461,960,000 at December 31, 2007. During the first six months of 2008, net loans outstanding, not including loans held-for-sale increased $20,750,000 or 7.73% to $288,941,000. This compares to total net loans outstanding, not including loans held-for-sale of $268,191,000 at December 31, 2007. This increase is primarily attributable to increased loan demand during the period. Non-performing loans totaled $2,265,000 at June 30, 2008 or .78% of total loans outstanding. This compares to non-performing loans totaling $1,008,000 at December 31, 2007 or .37% of total loans outstanding. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at June 30, 2008 totaled $332,787,000 as compared to total deposits of $317,741,000 at December 31, 2007.

The Bank is "well capitalized" pursuant to the standards of the Federal Deposit Insurance Corporation. The Bank's total risk based capital ratio was 14.14%; the Tier 1 capital ratio was 13.21% and the leverage ratio was 8.21%. The Board of Directors declared a second quarter cash dividend of $.28 per common share, which was paid on July 31, 2008 to shareholders of record as of June 30, 2008. This compared to a cash dividend of $.27 per common share that was paid for the second quarter of 2007. Year-to-date dividends total $.56 per common share outstanding for this year. This compares to total year-to-date dividends of $.54 per common share one year ago.

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

                         SIX MONTHS ENDED JUNE 30, 2008
                         ------------------------------
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Net Interest and Dividend Income
--------------------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent non-interest income. Net interest and dividend income is the difference between interest and dividends earned primarily on the loan and securities portfolios and interest paid on deposits and advances from the Federal Home Loan Bank. Non-interest income is primarily derived from the Trust/Wealth Advisory Services division, service charges and other fees related to deposit and loan accounts and income from gains in securities transactions. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Six Months Ended June 30,                 2008      2007
                                          ----      ----
Total Interest and Dividend Income
(financial statements)                 $13,259   $12,797
Tax Equivalent Adjustment                  594
                                       -------   -------
                                                     572
Total Interest and Dividend Income
      (on an FTE basis)                 13,853    13,369
Total Interest Expense                   5,718     6,068
                                       -------   -------
Net Interest and Dividend Income-FTE   $ 8,135   $ 7,301
                                       =======   =======

Total interest and dividend income on a FTE basis for the six months ended June 30, 2008, when compared to the same period in 2007, increased $484,000 or 3.62%. The increase was primarily attributable to an increase of earning assets.

Interest expense on deposits for the first six months of 2008 totaled $3,639,000, a decrease of $383,000 or 9.52% which compared to $4,022,000 for the same period in 2007. This decrease reflects an economic environment of generally lower interest rates. The Bank's volume of Federal Home Loan Bank advances outstanding at June 30, 2008 increased 4.46% when compared to total advances outstanding at December 31, 2007, resulting in an increase of interest expense totaling $33,000. Total interest expense for the six months ended June 30, 2008 was $5,718,000, a decrease of $350,000 or 5.77% when compared to the same period in 2007.

Overall, net interest and dividend income (on an FTE basis) increased $834,000 or 11.42% to $8,135,000 for the period ended June 30, 2008 when compared to the same period in 2007.

Noninterest Income
------------------

Noninterest income totaled $2,586,000 for the six months ended June 30, 2008. This is an increase of $347,000 or 15.50% compared to noninterest income of $2,239,000 for the six months ended June 30, 2007. Continuing growth of the Trust/Wealth Advisory Services Division has resulted in increased income of $108,000 or 10.45% to $1,141,000 for the period ended June 30, 2008. This compares to income totaling $1,033,000 for the corresponding period in 2007. Gains on sales of available-for-sale securities increased 96.67% to $354,000 for the first six months of 2008 compared to the same period in 2007. This increase is primarily the result of the movement of market rates during the quarter that resulted in opportunities to generate gains in securities transactions. Other income which primarily consists of fees associated with transaction accounts, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans increased $65,000 or 6.34% to $1,091,000 from $1,026,000 during the period ended June 30, 2008.

Noninterest Expense
-------------------

Noninterest expense increased 10.91% for the first six months of 2008 as compared to the same period in 2007. This increase is primarily attributable to the Trust and Wealth Advisory Services Division working with Bradley Foster and Sargent, Inc., an investment advisory firm that assists in providing a broader scope of highly personalized professional investment services to clients. In addition, internal audit expense increased. Although some increases in the described noninterest expenses in the table below are attributable to normal volumes of business, the increase also reflects additional staffing and the additional costs associated with the daily operation of our new Dover Plains, New York branch, which opened in August of 2007. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                          2008       2007      Change%   Change
-------------------------------------------------------------------------------
Salaries and employee benefits          $  4,077   $  3,832   $    245     6.39%
Occupancy expense                            463        380         83    21.84
Equipment expense                            431        370         61    16.48
Data processing                              695        638         57     8.93
Insurance                                     90         74         16    21.62
Printing and stationery                      135        144         (9)   (6.25)
Professional fees                            433        339         94    27.72
Legal expense                                166        126         40    31.74
Amortization of core deposit intangible       82         82          0        0
Other expense                                775        639        136    21.28
                                        --------   --------   --------  -------

      Total noninterest expense         $  7,347   $  6,624   $    723    10.91
                                        ========   ========   ========  =======

Income Taxes
------------

The income tax provision for the first six months of 2008 totaled $546,000 in comparison to $461,000 for the same six-month period in 2007. Pretax income in 2008 was $2,610,000 and included tax-exempt income totaling $1,153,000. Pretax income in 2007 was $2,344,000 and included tax-exempt income totaling $1,111,000. The increase in the income tax provision is primarily attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $2,064,000 for the six months ended June 30, 2008 and represents earnings of $1.23 per average share outstanding. This compares to net income of 1,883,000 or $1.12 per average share outstanding for the same period in 2007.

                        THREE MONTHS ENDED JUNE 30, 2008
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net Interest and Dividend Income
--------------------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months Ended June 30                                   2008        2007
                                                            -------    -------
 Total Interest and Dividend Income
(financial statements)                                      $ 6,591    $ 6,360
Tax Equivalent Adjustment                                       298        301
                                                            -------    -------
     Total Interest and Dividend Income (on an FTE basis)     6,889      6,661
Total Interest (Expense)                                     (2,710)    (2,997)
                                                            -------    -------
Net Interest and Dividend Income-FTE                        $ 4,179    $ 3,664
                                                            =======    =======

Total interest and dividend income on an FTE basis for the three months ended June 30, 2008 increased $228,000 or 3.42% compared to the same period in 2007. The increase was primarily attributable to an increase in earning assets. Interest expense on deposits decreased $326,000 or 16.37% for the quarter to $1666,000 compared to $1,992,000 for the same quarter in 2007. This decrease is primarily the result of an economic environment of generally lower interest rates. The Bank's volume of Federal Home Loan Bank advances has increased during the three month period ended June 30, 2008 when compared to the corresponding period in 2007. Interest expense on these advances increased $39,000 or 3.88% and totaled $1,044,000 for the three months ended June 30, 2008 compared to $1,005,000 for the corresponding period in 2007. Total interest expense for the three months ending June 30, 2008 was $2,710,000 compared to total interest expense for the same period in 2007 of $2,997,000, a decrease of $287,000 or 9.58%. This decrease is a reflection of an economic environment of generally lower interest rates. Overall, net interest and dividend income (on a FTE basis) increased $515,000 or 14.06% to $4,179,000 for the three-month period ended June 30, 2008 when compared to the corresponding period in 2007.

Noninterest Income
------------------

Noninterest income totaled $1,153,000 for the three months ended June 30, 2008 as compared to $1,115,000 for the three months ended June 30, 2007. This increase of $38,000 or 3.40% is primarily attributable to increased income generated by an increase in income from the Trust/Wealth Advisory Services Division of $38,000 or 7.56% to $541,000 for the second quarter of 2008 compared to the same period in 2007. This is primarily the result of continued growth in assets under management.

Noninterest Expense
-------------------

Noninterest expense totaled $3,696,000 for the three month period ended June 30, 2008 as compared to $3,305,000 for the same period in 2007, an increase of $391,000 or 11.83%. Although there are some increases in noninterest expenses that are attributable to normal volumes of business, much of the overall increase in the noninterest expenses listed in the table below is attributable to additional staffing, and expenses related to the establishment of a new branch in New York State, which commenced operations on August 1, 2007. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                           2008      2007     Change   % Change
-------------------------------------------------------------------------------
Salaries and employee benefits           $  2,001  $  1,880  $    121      6.44%
Occupancy expense                             232       189        43     22.75
Equipment expense                             220       179        41     22.91
Data processing                               376       301        75     24.91
Insurance                                      46        36        10     27.77
Printing and stationery                        75        80        (5)    (6.25)
Professional fees                             199       174        25     14.37
Legal expense                                 105        71        34     47.88
Amortization of core deposit intangible        41        41         0         0
Other expense                                 401       354        47     13.28
                                         --------  --------  --------  --------
      Total non-interest expense         $  3,696  $  3,305  $    391     11.83
                                         ========  ========  ========  ========

Income Taxes
------------

The income tax provision for the three-month period ended June 30, 2008 totaled $245,000 in comparison to $224,000 for the same three month period in 2007. The increase in the income tax provision is attributable to an increase in taxable income.

Net Income
----------

Overall, net income totaled $983,000 for the three months ended June 30, 2008 and represents earnings of $.58 per average share outstanding. This compares to net income of $949,000 for the same period in 2007, an increase of $34,000 or 3.58% and compares to earnings per share of $.56 for the 2007 period.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 2008 were $479,705,000 compared to $461,960,000 at December 31, 2007, an increase of 3.84%. The increase is primarily the result of an increase in earning assets during the period, specifically loans.

Securities
----------

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states. None of the securities owned in the portfolio are collateralized by sub-prime mortgages. During the six months ended June 30, 2008, the securities portfolio, including Federal Home Loan Bank stock, decreased $1,543,000 or 1.01% to $151,081,000 from $152,624,000 at December 31, 2007.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At June 30, 2008, the unrealized loss net of tax was $5,209,000. This compares to an unrealized loss net of tax of $2,273,000 at December 31, 2007. The unrealized losses in these securities are attributable to changes in market interest rates. Management deems the securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

The decrease in the portfolio is also a reflection of securities being sold and called during the period with the proceeds being used to fund loan demand and seasonal cash flow of transaction accounts.

Lending
-------

Total net loans outstanding of $291,237,000 at June 30, 2008 compares to total loans outstanding of $270,361,000 at December 31, 2007, an increase of $20,876,000 or 7.72%. Although competition for loans remains aggressive in the Bank's market area, however new business development coupled with an increase in loan demand resulted in the increase.

The following table represents the composition of the loan portfolio comparing June 30, 2008 to December 31, 2007:

                                        June 30, 2008     December 31, 2007
                                        -------------     -----------------
                                               (amounts in thousands)
Commercial, financial and agricultural   $     19,793       $     20,629
Real estate-construction and land
     development                               31,870             28,928
Real estate-residential                       171,972            158,600
Real estate-commercial                         59,205             53,823
Consumer                                        8,266              8,005
Other                                             131                376
                                         ------------       ------------
                                              291,237            270,361
Deferred costs, net                               329                306
Unearned income                                     0                 (1)
Allowance for loan losses                      (2,625)            (2,475)
                                         ------------       ------------
Net Loans                                $    288,941       $    268,191
                                         ============       ============

Provisions and Allowance for Loan Losses
----------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The provision expense for allowances for loan losses for the first six months of 2008 totaled $170,000. There was no provision expense for loan losses for the comparable period in 2007.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2008. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Bank's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

Any such commercial loan or residential mortgage will be considered impaired under any of the following circumstances:

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

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by Management. At June 30, 2008, nonperforming loans totaled $2,265,000 or 0.77% of total loans outstanding of $291,237,000. The allowance for loan losses totaled $2,625,000 representing 115.89% of nonperforming loans. Nonperforming loans totaled $1,008,000 or 0.37% of total loans outstanding of $270,361,000 at December 31, 2007. The allowance for loan losses totaled $2,475,000 at December 31, 2007 and represented 245.53% of nonperforming loans. A total of $42,000 of loans were charged off by the Bank during the six months ended June 30, 2008. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the six month period ended June 30, 2007 of $63,000. A total of $22,000 of previously charged-off loans was recovered during the six month period ended June 30, 2008.

Recoveries for the same period in 2007 totaled $41,000. While Management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. Total deposits increased 4.73% from December 31, 2007 to June 30, 2008. The following table illustrates the composition of the Company's deposits at June 30, 2008 and December 31, 2007:

                             June 30, 2008             December 31, 2007
                             -------------             -----------------
                                      (amounts in thousands)

Demand                      $        69,227            $        69,215
NOW                                  27,235                     23,652
Money Market                         61,351                     56,210
Savings                              63,402                     52,616
Time                                111,572                    116,048
                            ---------------            ---------------
  Total Deposits            $       332,787            $       317,741
                            ===============            ===============

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At June 30, 2008, the Company had $99,246,000 in outstanding advances from the Federal Home Loan Bank compared to $95,011,000 at December 31, 2007. Management expects that it will continue this strategy of supplementing deposit growth with advances from the Federal Home Loan Bank.

Off-Balance Sheet Arrangements
------------------------------

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

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off-balance sheet lending-related financial instruments by remaining maturity at June 30, 2008:

June 30, 2008
(amounts in thousands)

 By remaining maturity             Less than 1 year    1-3 years      4-5 years    After 5 years      Total
--------------------------------------------------------------------------------------------------------------
Off- balance sheet lending-related
Financial Instruments
    Residential real estate related   $      2,147   $          0   $          3   $     26,299   $     28,449
    Commercial related                         573          2,554          1,756         17,637         22,520
    Consumer related                                                                      7,320          7,320
    Standby letters of credit                                   3                                            3
--------------------------------------------------------------------------------------------------------------

    Total                             $      2,720   $      2,557   $      1,759   $     51,256   $     58,292
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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2008, the Company maintains an asset sensitive (positive gap) position. This would suggest that during a period of increasing interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of declining interest rates, a negative gap would result in a decrease in interest income. The level of interest rate risk at June 30, 2008 was within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2008 the Company had approximately $58,292,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At June 30, 2008, the Company had $43,507,000 in shareholders' equity, a decrease of 4.51% when compared to December 31, 2007 shareholders' equity totaling $45,563,000. Several components contributed to the change since December 31, 2007. Earnings for the six-month period ended June 30, 2008 totaled $2,064,000. Securities in the portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio for the period ending June 30, 2008 resulted in other comprehensive loss net of tax totaling $5,209,000. The application of SFAS No. 158, as described in Note 3 resulted in other comprehensive income net of tax of $15,000 for the six month period ended June 30, 2008.

A review and analysis of the securities portfolio has determined that there has been no credit deterioration and that the unrealized loss on securities available-for-sale is due to the current interest rate environment and Management deems the securities to be not other than temporarily impaired. The Company has declared two quarterly dividends resulting in a decrease in capital of $945,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $28,000. Under current regulatory definitions, the Bank is considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays the lowest federal deposit insurance premiums possible. One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At June 30, 2008, the Bank had a total risk based capital ratio of 14.14% compared to 15.00% at December 31, 2007. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. Management believes that the capital levels of the Bank are adequate to continue to meet the foreseeable capital needs of the institutions.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of June 30, 2008, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

During the fiscal quarter ended June 30, 2008 there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.  None

Item 1A.  Risk Factors.  Not applicable to smaller reporting companies.

Item 2. -Unregistered Sales of Equity Securities and Use of Proceeds. On May 14, 2008, the Company issued 840 shares of common stock to members of its Board of Directors under the terms of the Director Stock Retainer Plan. The shares were issued in a private transaction in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was received upon issuance of the shares.

Item 3. - Defaults Upon Senior Securities.  None

Item 4. - Submission of Matters to a Vote of Security Holders. Incorporated by reference from Form 8-K filed May 16, 2008.

Item 5. - Other Information.  None

Item 6. - Exhibits

              11   Computation of Earnings per Share.

              31.1-Rule 13a-14(a)/15d-14(a) Certification of CEO.

              31.2-Rule 13a-14(a)/15d-14(a) Certification of CFO.

              32-  Section 1350 Certifications of CEO and CFO.

                             SALISBURY BANCORP, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Salisbury Bancorp, Inc.

         Date: August 11, 2008                       by: /s/ John F. Perotti
               ----------------                          --------------------
                                                         John F. Perotti
                                                         Chief Executive Officer

         Date: August 11, 2008                       by: /s/ John F. Foley
               ----------------                          -----------------
                                                         John F. Foley
                                                         Chief Financial Officer