Form 10-Q
period 2008-09-30
SALISBURY BANCORP INC
filed 2008-11-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
                               ------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

                         Commission file number 0-24751
                                                -------

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Connecticut                                     06-1514263
--------------------------------           -------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. (See the definitions of large accelerated filer, accelerated Filer and smaller reporting company in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes  [ ]                   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
        As of November 13, 2008, there were 1,685,861 shares outstanding.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                       Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                            3

         Condensed Consolidated Balance Sheets -September 30, 2008 (unaudited)
            and December 31, 2007                                                         4
         Condensed Consolidated Statements of Income -nine and three months ended
            September 30, 2008 and 2007  (unaudited)                                      5
         Condensed Consolidated Statements of Cash Flows -nine months ended
            September 30, 2008 and 2007 (unaudited)                                       6
         Notes to Condensed Consolidated Financial Statements (unaudited)                 8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                11

Item 3.  Controls and Procedures                                                         21

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                               22

Item 1A. Risk Factors                                                                    23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                     23

Item 3.  Defaults Upon Senior Securities                                                 23

Item 4.  Submission of Matters to a Vote of Security Holders                             23

Item 5.  Other Information                                                               23

Item 6.  Exhibits                                                                        23

Signatures                                                                               23

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (amounts in thousands, except per share data)
                    September 30, 2008 and December 31, 2007
                    ----------------------------------------

                                                                                 September 30,    December 31,
                                                                                      2008            2007
                                                                                 -------------    ------------
                                                                                  (unaudited)
ASSETS
------
Cash and due from banks                                                            $  6,915         $ 12,811
Interest bearing demand deposits with other banks                                     1,445              726
Money market mutual funds                                                             1,422            1,341
Federal funds sold                                                                    2,958              300
                                                                                   --------         --------
         Cash and cash equivalents                                                   12,740           15,178
Investments in available-for-sale securities (at fair value)                        144,482          147,377
Investments in held-to-maturity securities (fair values of $67 as of
   September 30, 2008 and $71 as of December 31, 2007)                                   68               71
Federal Home Loan Bank stock, at cost                                                 5,323            5,176
Loans held-for-sale                                                                     122              120
Loans, less allowance for loan losses of $3,105 as of September 30, 2008
   and $2,475 as of December 31, 2007                                               293,740          268,191
Investment in real estate                                                                75               75
Other real estate owned                                                                 205                0
Premises and equipment                                                                7,269            6,803
Goodwill                                                                              9,829            9,829
Core deposit intangible                                                               1,206            1,329
Accrued interest receivable                                                           2,395            2,539
Cash surrender value of life insurance policies                                       3,780            3,688
Other assets                                                                          4,416            1,584
                                                                                   --------         --------
         Total assets                                                              $485,650         $461,960
                                                                                   ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                             $ 69,198         $ 69,215
   Interest-bearing                                                                 275,411          248,526
                                                                                   --------         --------
         Total deposits                                                             344,609          317,741
Securities sold under agreements to repurchase                                       12,370                0
Federal Home Loan Bank advances                                                      86,490           95,011
Other liabilities                                                                     3,461            3,645
                                                                                   --------         --------
         Total liabilities                                                          446,930          416,397
                                                                                   --------         --------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,685,861 shares at September 30, 2008 and 1,685,021
      shares at December 31, 2007                                                       169              169
   Paid-in capital                                                                   13,158           13,130
   Retained earnings                                                                 34,037           35,583
   Accumulated other comprehensive loss                                              (8,644)          (3,319)
                                                                                   --------         --------
         Total shareholders' equity                                                  38,720           45,563
                                                                                   --------         --------
         Total liabilities and shareholders' equity                                $485,650         $461,960
                                                                                   ========         ========

   The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                     Nine Months Ended     Three Months Ended
                                                                       September 30,         September 30,
                                                                     2008        2007       2008        2007
                                                                   --------    --------   --------    --------
Interest and dividend income:
   Interest and fees on loans                                      $ 13,918    $ 13,273   $  4,686    $  4,537
   Interest on debt securities:
      Taxable                                                         3,988       4,094      1,358       1,337
      Tax-exempt                                                      1,775       1,745        622         634
   Dividends on equity securities                                       169         241         39          82
   Other interest                                                       121          46          7          12
                                                                   --------    --------   --------    --------
         Total interest and dividend income                          19,971      19,399      6,712       6,602
                                                                   --------    --------   --------    --------
Interest expense:
   Interest on deposits                                               5,124       6,109      1,485       2,087
   Interest on securities sold under agreements to repurchase            46           0         46           0
   Interest on Federal Home Loan Bank advances                        3,135       3,126      1,056       1,080
                                                                   --------    --------   --------    --------
         Total interest expense                                       8,305       9,235      2,587       3,167
                                                                   --------    --------   --------    --------
         Net interest and dividend income                            11,666      10,164      4,125       3,435
Provision for loan losses                                               690           0        520           0
                                                                   --------    --------   --------    --------
         Net interest and dividend income after provision for
            loan losses                                              10,976      10,164      3,605       3,435
                                                                   --------    --------   --------    --------
Noninterest income (charge):
   Trust department income                                            1,684       1,508        543         475
   Loan commissions                                                       2          22          0           9
   Service charges on deposit accounts                                  610         544        209         183
   (Write downs) gains on available-for-sale securities, net         (2,317)        222     (2,671)         42
   Gain on sales of loans held-for-sale                                 236         246         77          79
   Other income                                                       1,026         757        497         272
                                                                   --------    --------   --------    --------
         Total noninterest income (charge)                            1,241       3,299     (1,345)      1,060
                                                                   --------    --------   --------    --------
Noninterest expense:
   Salaries and employee benefits                                     6,225       5,763      2,148       1,931
   Occupancy expense                                                    721         586        258         206
   Equipment expense                                                    650         584        219         214
   Data processing                                                    1,005         939        310         301
   Insurance                                                            148         121         58          47
   Printing and stationery                                              201         216         66          72
   Professional fees                                                    651         500        218         161
   Legal expense                                                        282         167        116          41
   Amortization of core deposit intangible                              123         123         41          41
   Other expense                                                      1,176       1,026        401         387
                                                                   --------    --------   --------    --------
         Total noninterest expense                                   11,182      10,025      3,835       3,401
                                                                   --------    --------   --------    --------
         Income (loss) before income taxes                            1,035       3,438     (1,575)      1,094
Income taxes                                                            883         638        337         177
                                                                   --------    --------   --------    --------
         Net income (loss)                                         $    152    $  2,800   $ (1,912)   $    917
                                                                   ========    ========   ========    ========

Earnings (loss) per common share                                   $    .09    $   1.66   $  (1.13)   $    .54
                                                                   --------    --------   --------    --------
Dividends per common share                                         $    .84    $    .81   $    .28    $    .27
                                                                   --------    --------   --------    --------

   The accompanying notes are an integral part of these consolidated financial statements.

                      SALISBURY BANCORP INC. AND SUBSIDIARY
                      -------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2008 and 2007
                                   (unaudited)

                                                                                      2008        2007
                                                                                    ---------   ---------
Cash flows from operating activities:
   Net income                                                                       $     152   $   2,800
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of securities, net                                                      57          70
      Gain on sales of available-for-sale securities, net                                (539)       (222)
      Write-downs of available-for-sale securities                                      2,856           0
      Provision for loan losses                                                           690           0
      Change in loans held-for-sale                                                        (2)        189
      Change in deferred loan costs, net                                                   (2)       (101)
      Net (increase) decrease in mortgage servicing rights                                 (1)         89
      Depreciation and amortization                                                       519         403
      Amortization of core deposit intangible                                             123         123
      Accretion of fair value adjustment on deposits & borrowings                         (98)        (98)
      Amortization of fair value adjustment on loans                                       36          59
      Decrease (increase) in interest receivable                                          144        (112)
      Deferred tax benefit                                                               (138)     (1,085)
      (Increase) decrease in taxes receivable                                             (13)        317
      (Increase) decrease in prepaid expenses                                             (30)        978
      Increase in cash surrender value of insurance policies                              (92)        (91)
      Increase in income tax payable                                                        0         254
      (Increase) decrease in other assets                                                (159)         87
      Increase in accrued expenses                                                        213          95
      Decrease in interest payable                                                       (164)        (60)
      Decrease in other liabilities                                                        (8)       (130)
      Issuance of shares for Directors' fees                                               28          30
      (Decrease) increase in unearned income on loans                                      (1)          4
      Cash and cash equivalents acquired from New York Community Bank
         net of expenses paid of $115                                                       0         181
                                                                                    ---------   ---------

Net cash provided by operating activities                                               3,571       3,780
                                                                                    ---------   ---------
Cash flows from investing activities
   Purchase of Federal Home Loan Bank stock                                              (147)       (495)
   Purchases of available-for-sale securities                                        (102,304)    (52,271)
   Proceeds from sales of available-for-sale securities                                94,723      51,371
   Proceeds from maturities of held-to-maturity securities                                  3           3
   Loan originations and principal collections, net                                   (24,372)     (6,013)
   Purchase of loans                                                                   (1,935)     (3,733)
   Recoveries of loans previously charged-off                                              36          53
   Other real estate owned - expenditures capitalized                                    (204)          0
   Capital expenditures                                                                  (941)     (1,318)
                                                                                    ---------   ---------

Net cash used in investing activities                                                 (35,141)    (12,403)
                                                                                    ---------   ---------

                      SALISBURY BANCORP INC. AND SUBSIDIARY
                      -------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (amounts in thousands)
                  Nine months ended September 30, 2008 and 2007
                                   (unaudited)
                                   (continued)

                                                                                      2008        2007
                                                                                    ---------   ---------
Cash flows from financing activities:

   Net increase (decrease) in demand deposits, NOW and savings accounts                24,927      (2,312)
   Net increase in time deposits                                                        1,940       1,319
   Federal Home Loan Bank advances                                                     17,000      21,000
   Principal payments on advances from Federal Home Loan Bank                         (16,786)    (16,404)
   Net change in short term advances from Federal Home Loan Bank                       (8,637)      3,551
   Net increase in securities sold under agreements to repurchase                      12,370           0
   Dividends paid                                                                      (1,682)     (1,348)
                                                                                    ---------   ---------

   Net cash provided by financing activities                                           29,132       5,806
                                                                                    ---------   ---------

   Net decrease in cash and cash equivalents                                           (2,438)     (2,817)
   Cash and cash equivalents at beginning of period                                    15,178      11,757
                                                                                    ---------   ---------
   Cash and cash equivalents at end of period                                       $  12,740   $   8,940
                                                                                    =========   =========

   Supplemental disclosures:
      Interest paid                                                                 $   8,567   $   9,393
      Income taxes paid                                                                 1,034       1,152

   New York Community Bank Branch Acquisition:
      Cash and cash equivalents acquired                                                        $ 296,060
      Deposits assumed                                                                            496,060
                                                                                                ---------
      Net liabilities assumed                                                                    (200,000)
      Acquisition costs                                                                           115,207
                                                                                                ---------
      Goodwill                                                                                  $ 315,207
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service Corporation (the "PIC") formed in April 2004. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K.

The year-end condensed balance sheet data derived from audited financial statements does not include all disclosures required by GAAP.

NOTE 2 - COMPREHENSIVE (LOSS) INCOME
------------------------------------

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive  Income,"  establishes  standards for disclosure of  comprehensive income which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive (loss) income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's sources of other comprehensive (loss) income are the net changes in unrealized holding (losses) or gains on securities and the net change in unrecognized pension plan expense.

Comprehensive (Loss) Income

                                                     Nine months ended        Three months ended
                                                       September 30,             September 30,
                                                      2008          2007      2008         2007
                                                    --------      -------    -------    ----------
                                                    (amounts in thousands)   (amounts in thousands)
Net income                                           $   152      $ 2,800    $(1,912)   $      917
Net change in unrealized holding (losses) or
gains on securities and net change in
unrecognized pension plan expense,
net of tax during period                              (5,325)      (1,775)    (2,403)          967
                                                     -------      -------    -------    ----------
Comprehensive (loss) income                          $(5,173)     $ 1,025    $(4,315)   $    1,884
                                                     =======      =======    =======    ==========

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of this statement did not have a material impact on its financial condition and results of operations. See Note 5.

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

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the nine months and three months ended September 30:

                                                          Nine Months Ended       Three Months Ended
                                                            September 30,            September 30,
                                                          2008        2007        2008        2007
                                                        ---------------------   ---------------------
Components of net periodic benefit cost:
   Service cost                                         $ 302,856   $ 328,305   $ 100,952   $ 109,435
   Interest cost                                          275,213     256,517      91,738      85,506
   Expected return on plan assets                        (320,244)   (276,707)   (106,748)    (92,236)
   Amortization of:
      Prior service cost                                      669         670         223         223
      Actuarial loss                                       33,646      51,177      11,215      17,059
                                                        ---------   ---------   ---------   ---------
   Net periodic benefit cost                            $ 292,140   $ 359,962   $  97,380   $ 119,987
                                                        =========   =========   =========   =========

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                                         6.00%           6.00%           6.00%           6.00%
   Average wage increase                             Graded table*   Graded table*   Graded table*   Graded table*
   Expected return on plan assets                        7.50%           7.25%           7.50%           7.25%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

NOTE 5 - ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
-----------------------------------------------------------

The fair value hierarchy established by SFAS No. 157 is based on observable and unobservable inputs participants use to price an asset or liability. SFAS No. 157 has prioritized these inputs into the following value hierarchy:

      Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

      Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from a corroborated by market data by correlation or other means.

      Level 3 Inputs - Unobservable inputs for determining the fair value of the asset or liability and are based on the entity's own assumption about the assumptions that market participants would use to price the asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008.

($ in 000s)                     Fair Value Measurements at Reporting using
                             Quoted Prices
                               in Active
                              Markets for    Significant Other    Significant
                               Identical         Observable      Unobservable
                                Assets            Inputs            Inputs
Description       9/30/08     (Level 1)         (Level 2)          (Level 3)
                 ---------   -------------   -----------------   ------------
AFS securities   $ 144,482        $0              $144,482            $0
                 ---------        --              --------            --
   Total         $ 144,482        $0              $144,482            $0
                 =========        ==              ========            ==

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

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's assets at September 30, 2008 totaled $485,650,000 compared to total assets of $461,960,000 at December 31, 2007. During the first nine months of 2008, net loans outstanding, not including loans held-for-sale, increased $25,549,000 or 9.53% to $293,740,000. This compares to total net loans outstanding, not including loans held-for-sale, of $268,191,000 at December 31, 2007. This increase is primarily attributable to increased loan demand during the period that was generated as the result of new business development efforts. The growth was funded by an increase in deposits. Non-performing assets totaled $1,796,000 at September 30, 2008. Non-performing loans totaled $1,591,000 at September 30, 2008 or 0.54% of total loans outstanding and Other Real Estate Owned totaled $205,000. This compares to non-performing loans totaling $1,824,000 at December 31, 2007 or 0.68% of total loans outstanding. There were no other non-performing assets at December 31, 2007. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at September 30, 2008 totaled $344,609,000 as compared to total deposits of $317,741,000 at December 31, 2007. This increase is primarily the result of new business development efforts.

The Company's earnings for the nine months ended September 30, 2008 was $152,000 or $.09 per average share outstanding. This compares to earnings of $2,800,000 or $1.66 per share for the same period in 2007. The Company reported a third quarter loss of $1,912,000 or $1.13 per average share outstanding compared to earnings of $917,000 or $.54 per average share outstanding, in the third quarter of 2007. Earnings for the respective periods were impacted by a pre-tax charge of $2,856,000 as a result of the U.S. Government placing FHLMC (Freddie Mac) into conservatorship, which necessitated the Company to take a write-down of Freddie Mac preferred stock during the quarter ended September 30, 2008. No tax benefit was recognized as a result of this charge for the quarter ended
September 30, 2008, because applicable law at the time forced financial institutions to treat the loss as a capital loss. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which includes a provision permitting banks to recognize losses relating to the Freddie Mac preferred stock as an ordinary loss, thereby allowing a tax benefit for both tax and financial reporting purposes. If the legislation permitting this action had been effective in the third quarter rather than the fourth quarter, the positive impact of the tax charge that would have been recorded would have resulted in September 30, 2008 year-to-date earnings of $1,123,000 or $.67 per average share outstanding. The Company will recognize the additional tax benefit totaling approximately $971,000 or $.58 per average share outstanding relating to the write-down of the Freddie Mac preferred stock in the quarter ending December 31, 2008. Earnings, not including the Freddie Mac preferred stock write-down, for the first nine months of 2008 would have totaled $3,008,000 or $1.78 per average share outstanding.

The Bank remains "well capitalized" pursuant to the standards of the Federal Deposit Insurance Corporation. The Bank's total risk based capital ratio was 13.15%; the Tier 1 capital ratio was 12.08% and the leverage ratio was 7.54%. As previously disclosed, on September 2, 2008 the Board of Directors declared a third quarter cash dividend of $.28 per common share, which was paid on October 31, 2008 to shareholders of record as of September 30, 2008. This compared to a cash dividend of $.27 per common share that was paid for the third quarter of 2007. Year-to-date dividends total $.84 per common share outstanding for this year. This compares to total year-to-date dividends of $.81 per common share one year ago.

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2008
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Interest and Dividend Income
--------------------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent noninterest income. Net interest and dividend income is the difference between interest and dividends earned primarily on the loan and securities portfolios and interest paid on deposits, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust/Wealth Advisory Services division, service charges and other fees related to deposit and loan accounts and income from gains in securities transactions. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Nine Months Ended September 30,                               2008       2007
                                                             ------      ----
Total Interest and Dividend Income
(financial statements)                                      $ 19,971   $ 19,399
Tax Equivalent Adjustment                                        914        898
                                                            --------   --------
Total Interest and Dividend Income (on a FTE basis)           20,885     20,297
Total Interest Expense                                         8,305      9,235
                                                            --------   --------
Net Interest and Dividend Income-FTE                        $ 12,580   $ 11,062
                                                            ========   ========

Total interest and dividend income on a FTE basis for the nine months ended September 30, 2008, when compared to the same period in 2007, increased $588,000 or 2.90%. The increase was primarily attributable to an increase in earning assets.

Interest expense on deposits for the first nine months of 2008 totaled $5,124,000, a decrease of $985,000 or 16.12% when compared to $6,109,000 for the same period in 2007. This decrease reflects an economic environment of generally lower interest rates. The Bank's volume of Federal Home Loan Bank advances outstanding at September 30, 2008 decreased 9.00% when compared to total advances outstanding at December 31, 2007, however overnight borrowings through out the year resulted in an increase of interest expense totaling $9,000. Total interest expense for the nine months ended September 30, 2008 was $8,305,000, a decrease of $930,000 or 10.07% when compared to the same period in 2007.

Overall, net interest and dividend income (on a FTE basis) increased $1,518,000 or 13.72% to $12,580,000 for the period ended September 30, 2008 when compared to the same period in 2007.

Noninterest Income
------------------

Noninterest income, not including the write-downs and net gains on sales of available-for-sale securities, totaled $3,558,000 for the nine months ended September 30, 2008. This is an increase of $481,000 or 15.63% compared to noninterest income, not including gains on available-for-sale securities transactions, of $3,077,000 for the nine months ended September 30, 2007. Continuing growth of the Trust/Wealth Advisory Services Division has resulted in increased income of $176,000 or 11.67% to $1,684,000 for the period ended September 30, 2008 compared to income totaling $1,508,000 for the corresponding period in 2007. Write-downs on available-for-sale securities totaled $2,856,000 for the period ended September 30, 2008. As described previously, this is primarily the result of the U.S. Governments actions relating to Freddie Mac. Other income, which primarily consists of fees associated with transaction accounts, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans, increased $305,000 or 19.44% to $1,874,000 for the nine months ended September 30, 2008 compared to $1,569,000 for the nine months ended September 30, 2007.

Noninterest Expense
-------------------

Noninterest expense increased $1,157,000 or 11.54% for the first nine months of 2008 as compared to the same period in 2007. Although some increases in the described noninterest expenses in the table below are attributable to normal volumes of business, the increase also reflects additional staffing and the additional costs associated with the daily operation of our new Dover Plains, New York branch, which opened in August of 2007. The increase in professional fees is primarily attributable to the Trust and Wealth Advisory Services
Division working with Bradley Foster and Sargent, Inc., an independent investment advisory firm that assists in providing a broader scope of highly personalized professional investment services to clients. In addition, internal audit expense increased which is the result of additional services required due to compliance requirements of the Sarbanes-Oxley Act. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                            2008       2007     Change    % Change
----------------------------------------------------------------------------------
Salaries and employee benefits            $  6,225   $  5,763   $   462      8.01%
Occupancy expense                              721        586       135     23.03
Equipment expense                              650        584        66     11.30
Data processing                              1,005        939        66      7.02
Insurance                                      148        121        27     22.31
Printing and stationery                        201        216       (15)    (6.94)
Professional fees                              651        500       151     30.20
Legal expense                                  282        167       115     68.86
Amortization of core deposit intangible        123        123         0         0
Other expense                                1,176      1,026       150     14.61
                                          --------   --------   -------
      Total noninterest expense           $ 11,182   $ 10,025   $ 1,157     11.54
                                          ========   ========   =======

Income Taxes
------------

The income tax provision for the first nine months of 2008 totaled $883,000 in comparison to $638,000 for the same nine-month period in 2007. As mentioned previously, the Emergency Economic Stabilization Act (EESA) enacted in October 2008 will permit a fourth quarter tax benefit of $971,000 for the other-than-temporary impairment recorded in the quarter ended September 30, 2008.

Net Income
----------

The Company's pre tax income, not including write-downs and gains on securities transactions, for the nine month period ended September 30, 2008 would have totaled $3,352,000. This is an increase of $136,000 or approximately 4.23% when compared to pre tax income, not including gains on securities transactions, for the period ended September 30, 2007 that totaled $3,216,000. Net income was $152,000 or $.09 per average share outstanding for the nine months ended September 30, 2008. Net income for the corresponding period in 2007 totaled $2,800,000 or $1.66 per average share outstanding.

                      THREE MONTHS ENDED SEPTEMBER 30, 2008
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Interest and Dividend Income
--------------------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)
Three Months Ended September 30                                2008      2007
                                                             -------   --------
Total Interest and Dividend Income
(financial statements)                                       $ 6,712   $  6,602
Tax Equivalent Adjustment                                        320        327
                                                             -------   --------
   Total Interest and Dividend Income (on a FTE basis)         7,032      6,929
Total Interest (Expense)                                      (2,587)    (3,167)
                                                             -------   --------
Net Interest and Dividend Income-FTE                         $ 4,445   $  3,762
                                                             =======   ========

Total interest and dividend income on a FTE basis for the three months ended September 30, 2008 increased $103,000 or 1.49% compared to the same period in 2007. The increase was primarily attributable to an increase in earning assets. Interest expense on deposits decreased $602,000 or 28.85% for the quarter to $1,485,000 compared to $2,087,000 for the same quarter in 2007. This decrease is primarily the result of an economic environment of generally lower interest rates. The Bank's volume of Federal Home Loan Bank advances decreased during the three month period ended September 30, 2008 when compared to the corresponding period in 2007. Interest expense on these advances decreased $24,000 or 2.22% and totaled $1,056,000 for the three months ended September 30, 2008 compared to $1,080,000 for the corresponding period in 2007. Total interest expense for the three months ending

September 30, 2008 was $2,587,000 compared to total interest expense for the same period in 2007 of $3,167,000, a decrease of $580,000 or 18.31%. This decrease is a reflection of an economic environment of generally lower interest rates and a reduction of FHLB borrowings. Overall, net interest and dividend income (on a FTE basis) increased $683,000 or 18.16% to $4,445,000 for the three-month period ended September 30, 2008 when compared to the corresponding period in 2007.

Noninterest Income
------------------

Noninterest income not including write-downs on and net gains on sales of available-for-sale securities totaled $1,326,000 for the three months ended September 30, 2008 as compared to $1,018,000 for the three months ended September 30, 2007. This represents an increase of $308,000 or 30.26%. Income from the Trust/Wealth Advisory Services Division increased $68,000 or 14.32% to $543,000 for the third quarter of 2008. This is primarily the result of continued growth in assets under management. Other income which consists primarily of fees associated with transaction accounts, fees related to the origination and servicing of loans and a non recurring premium on the sale of the Bank's credit card portfolio of $183,000 totaled $783,000 for the third quarter of 2008. As previously mentioned, the write-down of Freddie Mac preferred stock following it being put into conservatorship by the U.S. Government, for the quarter ended September 30, 2008 was $2,856,000. Overall, a charge of $1,345,000 was recorded for noninterest income for the three month period ended September 30, 2008. This compares to noninterest income of $1,060,000 for the corresponding period in 2007.

Noninterest Expense
-------------------

Noninterest expense totaled $3,835,000 for the three month period ended September 30, 2008 as compared to $3,401,000 for the same period in 2007, an increase of $434,000 or 12.76%. Although some increases in noninterest expense are attributable to normal volumes of business, much of the overall increase in the noninterest expense listed in the table below is primarily attributable to additional staffing, and expenses related to the establishment of a new branch in New York State, which commenced operations in August 2007. The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                             2008      2007    Change   % Change
--------------------------------------------------------------------------------
Salaries and employee benefits             $ 2,148   $ 1,931    $ 217     11.24%
Occupancy expense                              258       206       52     25.24
Equipment expense                              219       214        5      2.34
Data processing                                310       301        9      2.99
Insurance                                       58        47       11     23.40
Printing and stationery                         66        72       (6)    (8.33)
Professional fees                              218       161       57     35.40
Legal expense                                  116        41       75    182.93
Amortization of core deposit intangible         41        41        0         0
      Other expense                            401       387       14      3.62
                                           -------   -------    -----
   Total non-interest expense              $ 3,835   $ 3,401    $ 434     12.76
                                           =======   =======    =====

Income Taxes
------------

The income tax provision for the three-month period ended September 30, 2008 totaled $337,000 in comparison to $177,000 for the same three month period in 2007. As mentioned previously, the EESA enactment in October 2008 will permit the Company to record a fourth quarter tax benefit of approximately $971,000 for the other-than-temporary impairment recorded in the quarter ended September 30, 2008.

Net Income
----------

The Company's pre tax income, not including write-downs and gains on sales of securities, for the three month period ended September 30, 2008 would have totaled $1,096,000. This is an increase of $44,000 when compared to pre tax income, not including gains on securities transactions for the corresponding three month period ended September 30, 2007, that totaled $1,052,000. Overall, the Company reported a net loss totaling $1,912,000 or $1.13 per average share outstanding for the three months ended September

30, 2008. Net income for the corresponding period in 2007 totaled $917,000 or $0.54 per average share outstanding.

FINANCIAL CONDITION
-------------------

Total assets at September 30, 2008 were $485,650,000, compared to $461,960,000 at December 31, 2007, an increase of 5.13%. The increase is primarily the result of an increase in earning assets during the period that were funded by growth in deposits.

Investment Securities
---------------------

The make up of the investment portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states. The portfolio does not include securities collateralized by pools of sub-prime mortgages.
During the nine months ended September 30, 2008, the investment portfolio, including Federal Home Loan Bank stock, decreased $2,751,000 or 1.80% to $149,873,000 from $152,624,000 at December 31, 2007.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities in the portfolio are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At September 30, 2008, the unrealized loss net of tax was $7,620,000. This compares to an unrealized loss net of tax of $2,273,000 at December 31, 2007. As previously discussed, the U.S. Government placing Freddie Mac into conservatorship necessitated the write-down of Freddie Mac preferred stock during the quarter. The amortized cost basis of the investment which was made in 2003 was $2,975,000. This represented approximately 1.8% of the total investment securities portfolio. Management deems the remaining securities in the portfolio that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

Lending
-------

Net loans outstanding (not including loans held for sale) totaled $293,740,000 at September 30, 2008 compared to net loans outstanding (not including loans held for sale) of $268,191,000 at December 31, 2007. This is an increase in net loans of $25,549,000 or 9.53%. Competition for loans remains aggressive in the Bank's market area, however, new business development coupled with an increase in loan demand resulted in the increase.

The following table represents the composition of the loan portfolio comparing September 30, 2008 to December 31, 2007:

                                         September 30, 2008   December 31, 2007
                                         ------------------   -----------------
                                                 (amounts in thousands)
Commercial, financial and agricultural       $  19,239            $  20,629
Real estate-construction and land
   development                                  35,690               28,928
Real estate-residential                        174,250              158,600
Real estate-commercial                          60,966               53,823
Consumer                                         5,935                8,005
Other                                              457                  376
                                             ---------            ---------
                                               296,537              270,361
Deferred costs, net                                308                  306
Unearned income                                      0                   (1)
Allowance for loan losses                       (3,105)              (2,475)
                                             ---------            ---------
Net Loans                                    $ 293,740            $ 268,191
                                             =========            =========

Provision and Allowance for Loan Losses
---------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance or reserve for loan and lease losses through charges to earnings. For the first nine-month period of 2008, the provision for loan losses was $690,000. There was no provision for loan losses in the comparable period in 2007.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended September 30, 2008. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

Nonperforming loans, which include all loans that are on a nonaccrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At September 30, 2008, nonperforming loans totaled $1,591,000 or 0.54% of total loans outstanding of $296,537,000, which does not include loans held for sale. In addition, while currently performing and secured, the Company has concerns relating to the timely repayment of a loan in the amount of $3,400,000 which is the subject of litigation. (See Legal Proceedings.) The allowance for loan losses totaled $3,105,000 representing 195.16% of nonperforming loans. Nonperforming loans totaled $1,824,000 or 0.67% of total loans outstanding, (which does not include loans held for sale) of $270,361,000 at December 31, 2007. The allowance for loan losses totaled $2,475,000 at December 31, 2007 and represented 135.69% of nonperforming loans. A total of $95,000 of loans were charged off by the Bank during the nine months ended September 30, 2008. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the nine-month period ended September 30, 2007 that totaled $72,000. A total of $36,000 of previously charged-off loans was recovered during the nine month period ended September 30, 2008. Recoveries for the same period in 2007 totaled $53,000. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios. At September 30, 2008, the Bank had other real estate owned ("OREO") in the amount of $205,000.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at September 30, 2008 and December 31, 2007:

                                         September 30, 2008   December 31, 2007
                                                  (amounts in thousands)

Demand                                        $ 69,198             $ 69,215
NOW                                             27,121               23,652
Money Market                                    60,578               56,210
Savings                                         69,724               52,616
Time                                           117,988              116,048
                                              --------             --------
   Total Deposits                             $344,609             $317,741
                                              ========             ========

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At September 30, 2008, the Company had $86,490,000 in outstanding advances from the Federal Home Loan Bank compared to $95,011,000 at December 31, 2007. In addition, the Company began offering securities sold under agreements to repurchase as part of its operating strategy. At September 30, 2008 they totaled $12,370,000. Management expects that it will continue these strategies of supplementing deposit growth.

Off-Balance Sheet Arrangements
------------------------------

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

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off balance sheet lending-related financial instruments by remaining maturity at September 30, 2008:

(amounts in thousands)

By remaining maturity                   Less than 1 year   1-3 years   4-5 years   After 5 years    Total
Off balance sheet lending-related
Financial Instruments
   Residential real estate related           $ 2,196        $            $   3        $ 28,059     $ 30,258
   Commercial related                          3,650          5,502         77          14,973       24,202
   Consumer related                                                                      1,302        1,302

   Standby letters of credit                      29                                                     29
                                             --------------------------------------------------------------

   Total                                     $ 5,875        $ 5,502      $  80        $ 44,334     $ 55,791
                                             ==============================================================

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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2008, the Company maintains a liability sensitive (negative gap) position. This would suggest that during a period of declining interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of rising interest rates, a negative gap would result in a decrease in interest income. The level of interest rate risk at September 30, 2008 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At September 30, 2008, the Company had approximately $55,791,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At September 30, 2008, the Company had $38,720,000 in shareholders' equity, a decrease of 15.02% when compared to December 31, 2007 shareholders' equity totaling $45,563,000. Several components contributed to the change since December 31, 2007. Earnings for the nine-month period ended September 30, 2008 totaled $152,000. Securities in the investment portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio for the period ending September 30, 2008 resulted in accumulated other comprehensive loss net of tax totaling $7,620,000. Changes in unrecognized pension plan expense per SFAS No. 158, resulted in accumulated other comprehensive loss net of tax of $1,024,000 for the nine month period ended September 30, 2008.

A review and analysis of securities determined that, as a result of the U.S. Government placing FHLMC (Freddie Mac) into conservatorship, the Company needed to take a write-down of Freddie Mac preferred stock during the quarter ended September 30, 2008. Earnings for the period were impacted by pre-tax charges of $2,856,000. No other credit deterioration was revealed and the unrealized loss on securities available-for-sale is due to the current interest rate environment, and management deems the remaining securities to be not other than temporarily impaired. The Company has declared three quarterly dividends resulting in a decrease in capital of $1,890,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $28,000. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not "well capitalized." One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At September 30, 2008, the Company had a total risk based capital ratio of 13.15% compared to 15.00% at December 31, 2007. Maintaining strong capital is essential to Bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

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

                        Item 3. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of September 30, 2008, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the quarter ended September 30, 2008 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

      The Bank is a party defendant, both in its capacity as Salisbury Bank & Trust Company and in its capacity as the Trustee of the Erling C. Christophersen Revocable Trust, in litigation currently pending in the Connecticut Superior Court within the Judicial District of Bridgeport, John R. Christophersen v Erling C Christophersen et. al. commenced May 29, 2008. The other parties to the litigation are the Plaintiff, John R. Christophersen of Norwalk, Connecticut and the Defendants, Erling C. Christophersen, of Westport, Connecticut; Bonnie Christophersen of Westport, Connecticut, Elena Dreiske of Wanetka, Illinois, and People's United Bank with its principal place of business in Bridgeport, Connecticut.

      The litigation involves the ownership of certain real property located within Westport, Connecticut, which was conveyed by the Defendant, Erling Christophersen, to the Erling Christophersen Trust, of which the Bank is a co-Trustee. Subsequent to this conveyance, the Bank loaned $3,386,609, to the Erling Christophersen Trust which was secured by an open-end commercial mortgage in favor of the Bank on the Westport real estate referenced above.

      The claim of the Plaintiff John R. Christophersen is that he had an interest in the real property of which he was wrongfully divested. He has brought this action seeking restoration of his allegedly divested interest as well as money damages.

      In addition to his efforts to restore his alleged interest in the real property, the Plaintiff has made two additional claims directed at the Bank. The Plaintiff has alleged that Salisbury failed to utilize reasonable diligence in extending financing to the Co-Defendant, Erling, and that had it engaged in reasonable diligence it would've discovered that the Plaintiff had an interest in the above referenced property. He has also alleged an implied trust against the Bank alleging that it acquired title to the property adverse to the Plaintiff's interest and in contravention of the Plaintiffs entitlements, and therefore holds the property in trust for Plaintiff.

      The Bank disputes the claims made by the Plaintiff and is vigorously defending the case. At the inception of this loan, the Bank obtained a Lender's Title Insurance policy from the Chicago Title and Insurance Company. Additionally, at the time of this financing, the appraised value of the aforementioned real estate was significantly in excess of the loan amount. Given current economic conditions, the Bank continues to monitor the value of its collateral position which remains well in excess of the outstanding loan balance. While the underlying loan is currently performing, until the litigation is resolved, the liquidity of the real estate collateral which secures the loan is diminished.

Item 1A.  Risk Factors. Not applicable

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

                                                    Salisbury Bancorp, Inc.

         Date: November 13, 2008                    by: /s/ John F. Perotti
               -----------------                        --------------------
                                                        John F. Perotti
                                                        Chief Executive Officer

         Date: November 13, 2008                    by: /s/ John F. Foley
               -----------------                        --------------------
                                                        John F. Foley
                                                        Chief Financial Officer