Form 10-K
period 2008-12-31
SALISBURY BANCORP INC
filed 2009-03-30
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

Securities  registered  pursuant to Section 12 (b) of the Act:  Common stock par
                                                                ----------------
value $.10 per share
--------------------

Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----

Name of exchange on which registered: NYSE AMEX
                                      ---------

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

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: June 30, 2008: $47,326,639.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 1,685,861 shares outstanding as of March 20, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
Part I
   Item 1 - Business                                                        1

      (a)  General Development of the Business                              1
      (b)  Financial Information about Industry Segments                    1
      (c)  Narrative Description of Business                                2
      (d)  Financial Information about Geographic Areas                     7

   Item 1 A - Risk Factors- Not Applicable                                  11

   Item 1 B - Unresolved Staff Comments- Not Applicable                     11

   Item 2 -Properties                                                       11

   Item 3 - Legal Proceedings                                               12

   Item 4 - Submission of Matters to a Vote of Security Holders             12

Part II
   Item 5 - Market for Registrant's Common Equity, Related Shareholder
            Matters and Issuer Purchases of Equity Securities               12

   Item 6 - Selected Financial Data- Not Applicable                         14

   Item 7 - Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                        14

   Item 7A - Quantitative and Qualitative Disclosures about Market Risk
             Not Applicable                                                 23

   Item 8 - Financial Statements and Supplementary Data                     25

   Item 9 - Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        26

   Item 9A(T)- Controls and Procedures                                      26

   Item 9B - Other Information                                              26

Part III
   Item 10 - Directors, Executive Officers and Corporate Governance         26

   Item 11 - Executive Compensation                                         27

   Item 12 - Security Ownership of Certain Beneficial Owners and
             Management and Related Shareholder Matters                     27

   Item 13 - Certain Relationships and Related Transactions,
             and Director Independence                                      27

   Item 14 - Principal Accountant Fees and Services                         27

Part IV
   Item 15 - Exhibits, Financial Statement Schedules                        28

Signatures                                                                  29

PART I

ITEM 1.  BUSINESS

(a)   General Development of the Business

Salisbury Bancorp, Inc. (NYSE AMEX:SAL) (Company) is a Connecticut corporation that was formed in 1998. Its primary activity is to act as the holding company for its sole subsidiary, the Salisbury Bank and Trust Company (Bank), which accounts for most of the Company's net income. The Bank assumed its present name in 1925 following the acquisition by the Robbins Burrall Trust Company of the Salisbury Savings Society. The Robbins Burrall Trust Company was incorporated in 1909 as the successor to a private banking firm established in 1874. The Salisbury Savings Society was incorporated in 1848. The Bank is chartered as a state bank and trust company by the State of Connecticut, and its deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act. The Bank's main office is at 5 Bissell Street, Lakeville, Connecticut 06039. Its telephone number is (860) 435-9801, and its website address is: www.salisburybank.com. The Company makes available free of charge on the Bank's website a link to its Annual Reports on Form 10-K, Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K promptly after filing such reports with the Securities and Exchange Commission (SEC). Also available on the website are the respective Charters of the Board's Nominating and Governance Committee, Audit Committee and Human Resources and Compensation Committee.

The Bank currently operates seven (7) full service offices, which are located in North Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts and Dover Plains, New York and a Trust and Wealth Advisory Services Division in Lakeville, Connecticut. In addition, the Bank has received regulatory approval to operate a branch office in Millerton, New York, which is expected to open in 2009.

(b)   Financial Information about Industry Segments

The Company's products and services are all of a nature of a commercial bank and trust company. The Bank is a full-service bank offering a wide range of commercial and personal banking services, including the following:

      Lending

Lending is a principal business of the Bank, and loans represent a large portion of the Bank's assets. The portfolio consists of many types of loans. These include residential mortgages, home equity lines of credit, monthly installment loans for consumers, as well as commercial loans, which include lines of credit, short term loans, Small Business Administration (SBA) loans and real estate loans for business customers.

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

      Investments

The Company's investment portfolio is also an important component of the Balance Sheet. It provides a source of earnings in the form of interest and dividends and plays a role in the interest rate risk management of the Company.

The portfolio is comprised primarily of U.S. Government sponsored agencies, U.S. Treasury and mortgage-backed securities and securities of political subdivisions of the states. At December 31, 2008, the portfolio totaled $155,916,000, which represents approximately 31.45% of total assets, and it produced interest and dividend income of $7,985,000 for the year 2008 as compared to $8,115,000 for 2007.

      Deposits and Borrowings

The Bank's primary sources of funds are it's core deposits, Federal Home Loan Bank of Boston (FHLBB) advances and principal payments on loans. Although competition for funds from non-banking institutions remains aggressive, the Bank continues its efforts to build account relationships with its customers. Deposits totaled $344,925,000 at December 31, 2008 as compared with $317,741,000 at December 31, 2007.

Advances from the FHLBB totaled $87,914,000 at December 31, 2008 as compared with $95,011,000 at December 31, 2007.

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

(c)   Narrative Description of Business

Salisbury Bancorp, Inc. is a bank holding company, which as described above, has one subsidiary, Salisbury Bank and Trust Company (Bank).

The Bank is a full-service commercial bank and its activities encompass a broad range of services, which include a complete menu of deposit services, multiple mortgage products and various other types of loans for both business and personal needs. Full trust and investment services are also available. The Bank owns and operates two subsidiaries, SBT Realty, Inc., which is incorporated under the laws of the State of New York, and SBT Mortgage Service Corporation, which is incorporated under the laws of the State of Connecticut. SBT Realty, Inc. holds and manages bank owned real estate situated in New York State. SBT Mortgage Service Corporation, a Passive Investment Company (PIC) was formed to take advantage of favorable Connecticut corporate tax benefits, which result when a Bank transfers a portion of its mortgage portfolio to a PIC. In general, the PIC will earn mortgage interest income and may dividend funds to the Bank. In turn, those funds will be exempt from the Connecticut corporate business tax.

      Competition

The Company and the Bank encounter competition in all phases of their business. There are numerous financial institutions that have offices in the areas in which the Company and Bank compete in northwestern Connecticut, western Massachusetts and proximate areas of New York State.

The offices of the Bank are located in Litchfield County, Connecticut, Berkshire County, Massachusetts and Dutchess County, New York. The Bank maintains seven
(7) banking offices within these three counties and also attracts customers from nearby Columbia County, New York. The Bank's market area within the four counties is served by approximately 43 commercial banks and savings banks. The Bank's 3.14% market share of deposits within these four counties suggests that there is potential to further grow and expand the market share of the Bank.

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

Federal Reserve Board Regulation
--------------------------------

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA). It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and files with the Federal Reserve Board the reports as required under the BHCA.

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

Under the BHCA and the regulations of the Federal Reserve System promulgated thereunder (Regulation Y), no corporation may become a bank holding company as defined therein, without prior approval of the Federal Reserve Board. The Company received the approval to become a bank holding company on June 18, 1998. The Company will also have to secure prior approval of the Federal Reserve Board if it wishes to acquire voting shares of any other bank, if after such acquisition it would own or control more than five percent (5%) of the voting shares of such bank. The BHCA imposes limitations upon the Company as to the types of business in which it may engage.

Regulation Y requires bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve (12) months, is equal to ten percent (10%) or more of the Company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company generally need not obtain Federal Reserve Board approval of any equity security redemption when: (i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues. However, letters issued by the Federal Reserve Board to the industry dated February 24, 2009 and March 27, 2009 advise bank holding companies to inform the Federal Reserve Board of proposed stock repurchases resulting in a net reduction of common or preferred stock below the amount of such instrument outstanding at the beginning of the quarter in which the repurchase occurs. In addition, as a recipient of TARP CPP funds, the Company must communicate with the Treasury as well as the Federal Reserve Board in advance of any stock redemptions. Generally, during the first three years the Company participates in the TARP CPP, the approval of the Treasury will be required before the Company could repurchase any common stock. The Company may redeem the TARP CPP Preferred Stock at any time in consultation with the Treasury and its primary supervisory agencies.

Gramm-Leach-Bliley Act
----------------------

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." The Company qualified and registered as a financial holding company on May 3, 2000. Financial holding companies are subject to oversight by the Federal Reserve Board, in addition to other regulatory agencies. Under the financial holding company structure, bank holding companies have greater ability to purchase or establish nonbank subsidiaries that are financial in nature or that engage in activities incidental or complementary to a financial activity. Additionally, pursuant to the GLBA, securities and insurance firms are permitted to purchase full-service banks. While the GLBA facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries of the GLBA because many community banks lack the capital and management resources needed to facilitate broad expansion of financial services.

Sarbanes-Oxley Act
------------------

The purpose of the  Sarbanes-Oxley  Act is to protect investors by improving the
accuracy  and  reliability  of  corporate   disclosures  made  pursuant  to  the
securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 (Exchange Act) to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. The Sarbanes-Oxley Act, among other things, also requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report. Pursuant to the Sarbanes-Oxley Act the SEC has adopted rules to require:

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

Part of the Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLA). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

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

State Regulation
----------------

The Company is incorporated in the State of Connecticut and is subject to the Connecticut Business Corporation Act and the Connecticut Bank Holding Company Statutes. As a state-chartered bank and member of the Federal Deposit Insurance Corporation (FDIC), the Bank is subject to regulation both by the Connecticut Banking Commissioner and the FDIC. Applicable laws and regulations impose restrictions and requirements in many areas, including capital requirements, maintenance of reserves, establishment of new branch offices, mergers, making of loans and investments, consumer protection, employment practices and other matters. Any new regulations or amendments to existing regulations may materially affect the services offered, expenses incurred and/or income generated by the Bank.

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

FDIC Regulation
---------------

The Bank's deposits are insured under the Federal Deposit Insurance Act up to maximum limits by the Deposit Insurance Fund (DIF) and are subject to deposit insurance assessments.

Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. Effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts increased so that such retirement accounts are separately insured up to $250,000. In addition, the Bank participates in the Temporary Liquidity Guarantee Program, whereby non-interest bearing checking accounts and NOW accounts with interest rates no higher than 0.50 % will be FDIC insured in full.

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

A few years ago the FDIC adopted a risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF.

Recently, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within seven years.

As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates due to deteriorating financial conditions in the banking industry. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that rates will continue to increase in the near future due to the significant cost of bank failures beginning in the third quarter of 2008 and the increase in the number of troubled banks. The FDIC recently announced that, in view of the significant decrease in the deposit insurance funds' reserves, it will impose a special assessment in the second quarter of 2009. Banks must continue to pay base premium rates on top of any special assessment.
Furthermore, banks may be subject to an "emergency" special assessment in 2009 in addition to other special assessments and regular premium rates. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the U.S. Department of Treasury (Treasury); to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

The Community Reinvestment Act (CRA) requires the Bank to identify the communities served by its offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates banks as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial
Noncompliance". As of its last CRA examination, the Bank received a rating of "Satisfactory". Failure to receive at least a "Satisfactory" rating may inhibit a bank from engaging in certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. Similarly, failure of the Bank to maintain a CRA rating of "Satisfactory" or better would preclude it or the Company from engaging in any new financial activities pursuant to the GLBA.

Recent  Legislative and Regulatory  Initiatives to Address  Difficult Market and
--------------------------------------------------------------------------------
Economic Conditions
-------------------

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) which, among other measures, authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a Troubled Asset Relief Program Capital Purchase Program (TARP CPP). The purpose of TARP CPP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP CPP, the Treasury is purchasing equity securities from participating institutions. The Series A Preferred Stock and warrant offered by this prospectus were issued by the Company to the Treasury pursuant to the TARP CPP. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

On October  14,  2008,  the FDIC  announced  the  establishment  of a  temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senior debt including promissory notes, commercial paper and inter-bank funding. The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

The Securities Purchase Agreement Between the Company and the Treasury Permits the Treasury to Impose Certain Additional Restrictions on the Company So Long as the Company Participates in the TARP CPP.

The securities purchase agreement the Company entered into with the Treasury in connection with the Bank's participation in the TARP CPP permits the Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution. ARRA imposed additional executive compensation and expenditure limits on all current and future TARP recipients, including the Company, until the Company has repaid the Treasury. These additional restrictions may impede the Company's ability to attract and retain qualified executive officers. ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to the Treasury's consultation with the Company's primary federal regulator while the securities purchase agreement required that, for a period of three years, the Series A Preferred Stock could generally only be repaid if the Company raised additional capital to repay the securities and such capital qualified as Tier 1 capital. Additional unilateral changes in the securities purchase agreement could have a negative impact on the Company's financial condition and results of operations.

Capital Resources
-----------------

On March 13, 2009, under the TARP CPP, the Company sold 8,816 shares of senior preferred stock to the Treasury, having a liquidation amount equal to $1,000 per share, or $8,816,000. Although the Company is currently well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the TARP CPP to raise additional capital to ensure that during these uncertain times, the Company is well-positioned to support the Company's existing operations as well as anticipated future growth. Additional information concerning the TARP CPP is included in Note 22 to the Consolidated Financial Statements.

Employees
---------

The Company's current workforce at March 20, 2009 consists of 144 employees of whom 127 were full time and 17 were part time. The employees are not represented by a collective bargaining unit.

(d)   Financial Information about Geographic Areas

The Company does not have any foreign business operations or export sales of its own. However, the Company provides financial services including wire transfers and foreign currency exchange to various businesses involved in foreign trade.

STATISTICAL DISCLOSURE REQUIRED PURSUANT TO SECURITIES EXCHANGE ACT, INDUSTRY GUIDE 3

The statistical disclosures required pursuant to Industry Guide 3, not contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are presented on the following pages of this Report on Form 10-K.

                                                                     Page(s) of
Item of Guide 3                                                      This Report
---------------                                                      -----------

I.    Distribution of Assets, Liabilities and Shareholders'
      Equity; Interest Rates and Interest Differential                    17

II.   Investment Portfolio                                                 8

III.  Loan Portfolio                                                       9

IV.   Summary of Loan Loss Experience                                     10

V.    Deposits                                                            21

VI.   Return on Equity and Assets                                          9

VII.  Short-Term Borrowings                                               11

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

(dollars in thousands)                                                   2008       2007       2006
                                                                     ------------------------------
Available-for-sale securities:
(at fair value)
Equity securities                                                    $      0   $    160   $    181
Preferred stock                                                            20      1,825      2,512
U.S. Treasury securities and other U.S. government corporations
   and agencies                                                        41,271     46,859     54,146
Obligations of states and political subdivisions                       55,696     56,979     45,236
Mortgage-backed securities                                             53,540     41,554     54,417
                                                                     ------------------------------
                                                                     $150,527   $147,377   $156,492
                                                                     ==============================

Held-to-maturity securities
(at amortized cost)
Mortgage-backed securities                                           $     66   $     71   $     75
                                                                     ==============================

Federal  Home Loan Bank stock                                        $  5,323   $  5,176   $  4,664
                                                                     ==============================

For the following table, yields are not presented on a fully taxable-equivalent ("FTE") basis.

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2008:

(dollars in thousands)
                                                        Maturing             Maturing
                                                        After 1              After 5              Maturing
                                                        but within           but within           After 10
                                                        5 Years              10 Years             Years
                                                        Amount       Yield   Amount       Yield   Amount     Yield   Total
                                                        ----------           ----------           --------
Held-to-maturity securities
---------------------------
  (at amortized cost)
Mortgage-backed securities                              $        0           $        0           $     66    5.35%  $     66
                                                        ==========           ==========           ========           ========

Available-for-sale securities
-----------------------------
  (at fair value)
U.S. Treasury
securities and other U.S. government corporations
   and agencies                                         $        0           $    1,001    5.50%  $ 40,270    6.00%  $ 41,271

Obligations of states and political subdivisions                 0                    0             55,696    4.43%    55,696

Mortgage-backed securities                                   1,435    2.30%         728    4.99%    51,377    5.52%    53,540
                                                        ----------           ----------           --------           --------
                                                        $    1,435           $    1,729           $147,343           $150,507
                                                        ==========           ==========           ========           ========

Loan Portfolio Analysis by Category
(dollars in thousands)

                                                            December 31
                                          2008        2007        2006        2005        2004
                                     ----------------------------------------------------------
Commercial, financial and
   agricultural                      $  20,785   $  20,629   $  16,465   $  15,354   $  15,127
Real Estate-construction and
   land development                     33,343      28,928      21,169      18,814      14,290
Real Estate - residential              177,048     158,600     145,395     135,619     130,414
Real Estate-commercial                  62,796      53,823      50,859      40,889      35,487
Consumer                                 5,551       8,005       8,816       7,900       9,122
Term federal funds                           0           0      12,000           0           0
Other                                      175         376          69          47          69
                                     ----------------------------------------------------------
                                       299,698     270,361     254,773     218,623     204,509
Deferred costs, net                        393         306         168           0           0
Allowance for loan losses               (2,724)     (2,475)     (2,474)     (2,626)     (2,512)
Unearned income                              0          (1)         (3)         (8)        (19)
                                     ----------------------------------------------------------
   Net loans                         $ 297,367   $ 268,191   $ 252,464   $ 215,989   $ 201,978
                                     ==========================================================

While a majority of the Bank's loans are secured by real estate located in the Bank's market area, there are no specific industry concentrations in the Bank's loan portfolio.

The following table shows the maturity of commercial, financial and agricultural loans, real estate commercial loans and real estate-construction and land development loans outstanding as of December 31, 2008. Also provided are the amounts due after one (1) year classified according to the sensitivity to changes in interest rates.

                                                                                Due after
                                                                 Due in one     one year to    Due after
(dollars in thousands)                                           year or less   five years    five years
                                                                 ---------------------------------------
Commercial, financial, agricultural and real estate commercial   $      1,218   $     7,120   $   75,243
Real estate-construction and land development                          32,758           585            0
                                                                 ---------------------------------------
                                                                 $     33,976   $     7,705   $   75,243
                                                                 =======================================

Maturities after
   one year with:
   Fixed interest rates                                                         $     3,761   $   12,725
   Variable interest rates                                                            3,944       62,518
                                                                                ------------------------
                                                                                $     7,705   $   75,243
                                                                                ========================

Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three (3) years:

                                                                At or for the
                                                           -----------------------
                                                           Year ended December 31,
                                                           -----------------------
                                                            2008     2007    2006
                                                           ------   -----   ------
Return on average total assets
   (net income divided by average total assets)               .23%    .85%    1.02%

Return on average shareholders' equity
   (net income divided by average shareholders' equity)      2.52%   8.50%    9.83%

Dividend payout ratio
   (total declared dividends per share
      divided by net income per share)                     169.70%  47.79%   41.11%

Equity to assets ratio
   (average shareholders' equity divided by
      average total assets)                                  9.19%   9.94%   10.37%

Nonaccrual, Past Due and Restructured Loans

At December 31, 2008, there were eleven (11) nonaccrual loans aggregating $5 million in the Bank's portfolio, ten of which were secured by real estate, compared with eleven (11) nonaccrual loans aggregating $1 million at December 31, 2007. While the increase in dollar amount of nonaccrual loans is a matter to which management is devoting significant attention, it is important to note that ten of the eleven nonaccrual loans are secured by real estate and are not considered likely to ultimately result in losses based upon the current value of real estate collateral.

However, the growth of nonaccrual loans is a concern, and will be closely monitored. In the month following the month in which a mortgage loan becomes 90 days past due, the Bank generally stops accruing interest unless there are unusual circumstances which warrant an exception. Generally the only loan types that the Bank reclassifies to nonaccrual are those secured by real estate or large commercial loans on which substantial collateral exists. Other types of loans are generally charged off when they become 120 days or more delinquent.

Nonaccrual, Past Due and Restructured Loans
(dollars in thousands)

                                                          December 31
                                         2008      2007       2006       2005      2004
                                       -------------------------------------------------
Nonaccrual                             $5,075   $ 1,008   $    886   $    694   $ 1,739
90 days or more past due                  100       816         78         79       528
                                       -------------------------------------------------
Total nonperforming loans              $5,175   $ 1,824   $    964   $    773   $ 2,267
                                       =================================================

Total nonperforming loans as per-
   centage of the loan portfolio         1.72%     0.67%      0.38%      0.35%     1.11%
Allowance for loan losses as a per-
   centage of nonperforming loans       52.64%   135.69%    256.64%    339.72%   110.81%

        Information with respect to nonaccrual and restructured loans at December 31, 2008, 2007 and 2006 is as follows:

(dollars in thousands)                                               Year Ended December 31
                                                                       2008    2007    2006
                                                                     ----------------------
Interest income that would have been recorded under original terms   $  382   $  77   $  66
Less gross interest recorded                                             36      48      37
                                                                     ----------------------
Foregone interest                                                    $  346   $  29   $  29
                                                                     ======================

Summary of Loan Loss Experience
(dollars in thousands)                                Year Ended December 31
                                           2008      2007      2006      2005      2004
                                        ------------------------------------------------
Balance of the allowance for
   loan losses at beginning of year     $ 2,475   $ 2,474   $ 2,626   $ 2,512   $ 1,664
Charge-offs:
   Commercial, financial and
      agricultural                          924        20        25         7         0
   Consumer                                 151        83       107       128        70
                                        ------------------------------------------------
      Total charge-offs                   1,075       103       132       135        70
                                        ------------------------------------------------

Recoveries:
   Commercial, financial and
      agricultural                           18        55         6         0         0
   Consumer                                  27        49        61        39        28
                                        ------------------------------------------------
      Total recoveries                       45       104        67        39        28
                                        ------------------------------------------------
Net charge-offs (recoveries)              1,030        (1)       65        96        42
Provision (benefit) charged to
   operations                             1,279         0       (87)      210       250
Balance acquired from CNB                     0         0         0         0       640
                                        ------------------------------------------------
Balance at end of year                  $ 2,724   $ 2,475   $ 2,474   $ 2,626   $ 2,512
                                        ================================================
Ratio of net charge-offs
   to average loans outstanding             .36%      .00%      .02%      .05%      .03%
Ratio of allowance for loan losses
   to year end loans                        .91%      .92%      .97%     1.20%     1.23%

Allocation of the Allowance for Loan Losses; Percentage of loans by type to total loans*

(dollars in thousands)
                                                                          December 31
                                   2008                 2007                 2006                 2005                 2004
                            ------------------   ------------------   ------------------   -------------------   ------------------
                             Amount   Percent*    Amount   Percent*    Amount   Percent*    Amount   Percent *    Amount   Percent*
Commercial, financial and
   agricultural             $   272       6.94%  $   505       7.63%  $   342       6.46%  $   495        7.02%  $   613       7.40%
Real estate construction
   and land development         386      11.13%      118      10.70%       85       8.31%       95        8.61%       83       6.99%
Real estate mortgage          1,901      80.03%    1,615      78.57%    1,832      77.03%    1,761       80.74%    1,614      81.12%
Consumer                         97       1.85%      201       2.96%      173       3.46%      247        3.61%      198       4.46%
Term Federal Funds                0          0%        0          0%        0       4.71%        0                     0
Other loans                      68        .05%       36        .14%       42        .03%       28         .02%        4        .03%
                            -------   --------   -------   --------   -------   --------   -------   ---------   -------   --------
                            $ 2,724     100.00%  $ 2,475     100.00%  $ 2,474     100.00%  $ 2,626      100.00%  $ 2,512     100.00%
                            =======   ========   =======   ========   =======   ========   =======   =========   =======   ========

Provisions to the allowance for loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgment of the amount necessary to cover losses inherent in the portfolio. The Bank records provisions for estimated loan losses, which are charged against earnings, in the period they are established.

Short-Term Borrowings
(dollars in thousands)                                   December 31
                                                 2008       2007       2006
                                              -------------------------------
Federal Home Loan Bank Advances
   Average interest rate
      At year end                                  3.35%      4.74%      4.97%
      For the year                                 4.16%      4.30%      5.00%
Average amount outstanding during the year    $  94,698   $ 87,649   $ 71,471
Maximum amount outstanding at any month       $ 107,878   $ 95,143   $ 90,403
Amount outstanding at year end                $  87,914   $ 95,011   $ 83,093

ITEM 1A. RISK FACTORS - Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS - Not Applicable

ITEM 2. PROPERTIES

The Bank serves its customers from its seven (7) offices which are located in North Canaan, Lakeville, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts and Dover Plains, New York. The Bank's trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. In addition, the Bank has received approval to open a full-service branch office in Millerton, New York. The Bank has purchased the property for the branch and expects to open the branch in the third quarter of 2009.

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

      Main Office                            5 Bissell Street
                                          Lakeville, Connecticut

      Trust and Wealth Advisory             19 Bissell Street
      Services Division                   Lakeville, Connecticut

      Salisbury Office                        18 Main Street
                                          Salisbury, Connecticut

      Sharon Office                            29 Low Road
                                           Sharon, Connecticut

      Canaan Operations                         94 Main Street
                                          North Canaan, Connecticut

      Canaan Office                            100 Main Street
                                          North Canaan, Connecticut

      Millerton Branch Site                     87 Main Street
      (site of proposed branch office,       Millerton, New York
      which is expected to open in
      2009)

ITEM 3. LEGAL PROCEEDINGS

The Bank individually and in its capacity as a former Co-trustee of a Revocable Trust (Trust), has been named as a defendant in litigation currently pending in Connecticut Complex Litigation Docket in Stamford, CT (Action).

The Action involves a dispute over title to certain real property located in Westport, Connecticut that was conveyed by the grantor to the Trust on or about August 8, 2007. Subsequent to this conveyance, the Bank granted a loan of $3,386,609 to the Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport property. The underlying loan is outstanding as of December 31, 2008.

The gravamen of the plaintiff's claim in the Action is that he had an interest in the Westport real property transferred to the Trust of which he was wrongfully divested on account of the actions of the defendants. In the Action, the plaintiff seeks to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

In addition to the mortgage on the property, the Bank, at the time of the financing referenced above, acquired a lender's title insurance policy from the Chicago Title and Insurance Company, which is providing a defense to the Bank under a reservation of rights. The Bank denies any wrongdoing and is actively defending the case. The Bank has filed a motion to dismiss and/or stay the lawsuit pending resolution of a parallel action pending in New York Surrogate's Court to which the Bank is not a party. No discovery has been taken to date. At this time, the Company is unable to reasonably evaluate the likely outcome of the Action, or to reasonably estimate the amount of any potential loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2008 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED SHAREHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The  Company's  common stock is traded on The NYSE AMEX under the symbol  "SAL".
The following table presents the high and low sales prices of the Company's common stock.

                                      2008 Quarters                            2007 Quarters
                          -------------------------------------   -------------------------------------
                              4th       3rd       2nd       1st       4th       3rd       2nd       1st
                          -------------------------------------   -------------------------------------
Range of Stock prices:
   High                   $ 29.25   $ 31.10   $ 34.45   $ 34.10   $ 34.95   $ 34.10   $ 36.90   $ 38.50
   Low                    $ 21.50   $ 26.80   $ 28.65   $ 19.90   $ 30.75   $ 31.00   $ 32.30   $ 34.70

Holders

There were approximately 750 holders of record of the common stock of the Company as of March 20, 2009. This number includes brokerage firms and other financial institutions which hold stock in their name, but which is actually owned by third parties.

Dividends

Dividends are currently considered four times a year, and the Company expects to follow such practice in the future. During the year 2008, the Company declared a cash dividend each quarter of $.28 per share. Dividends declared for the year 2008 totaled $1.12 per share which compared to total dividends of $1.08 that were declared in the year 2007. At their March 27, 2009 meeting, the Directors of the Company declared a cash dividend of $.28 per share for the first quarter of 2009. The dividend will be paid on April 30, 2009 to shareholders of record as of April 16, 2009. Payments of all dividends are dependent upon the condition and earnings of the Company. The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Connecticut Corporate law, which provide that no distribution may be made by a company if, after giving it effect: (1) the company would not be able to pay its debts as they become due in the usual course of business or (2) the company's total assets would be less than the sum of its total liabilities plus amounts needed to satisfy any preferred stock rights. In addition, provided the Preferred Stock issued to the Treasury, described in Note 22 to the Consolidated Financial Statements, is held by the Treasury, the Common Stock dividend may not be increased without the consent of the Treasury for three (3) years from the date of the investment by the Treasury. On February 24, 2009, and March 27, 2009 the Federal Reserve Board issued supervisory guidance to all bank holding companies regarding the payment of dividends as well as stock redemptions and repurchases by bank holding companies. Such guidance expressed the view that the Board of Directors should ensure that dividends are prudent relative to the financial position of the institution and that a bank holding company should inform the Federal Reserve Board in advance of declaring a dividend that exceeds earnings for the period or that could result in a material adverse change to an organization's capital structure. The supervisory guidance further stated that dividends should be eliminated, deferred, or limited if net income from the past four quarters is not sufficient to fund the dividend or if prospective earnings retention is not consistent with capital needs or the condition and future prospects of the institution or if the bank holding company is in danger of not meeting minimum regulatory capital returns.

The following table presents cash dividends declared per share for the last two years:

                                       2008 Quarters                           2007 Quarters
                          -------------------------------------   -------------------------------------
                              4th       3rd       2nd       1st       4th       3rd       2nd       1st
                          -------------------------------------   -------------------------------------
Cash dividends declared   $  0.28   $  0.28   $  0.28   $  0.28   $  0.27   $  0.27   $  0.27   $  0.27

The dividends paid to shareholders of the Company are funded primarily from dividends received by the Company from the Bank. Reference should be made to
Note 15 of the Consolidated Financial Statements for a description of restrictions on the ability of the Bank to pay dividends to the Company.

                      Equity Compensation Plan Information

The information required by this item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans (as of December 31, 2008) is contained in, and incorporated by reference to, the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 under the Section "Equity Compensation Plan Information".

                     Recent Sales of Unregistered Securities

The shareholders of the Company voted to approve the Directors Stock Retainer Plan (Plan) at the 2001 Annual Meeting of Shareholders. The Plan provides non-employee directors of the Company with shares of Common Stock as a component of their compensation for services as non-employee directors. The maximum number of shares of Common Stock that may be issued pursuant to the plan is 15,000. Each year a grant under the Plan consists of 120 shares of Common Stock for each non-employee director who served for twelve months and a prorated number of shares to reflect the number of months served for any new non-employee director. On May 16, 2008, 840 shares were issued pursuant to the Plan. The next grant date under the Plan will immediately precede the Annual Meeting of Shareholders which is to be held on May 27, 2009, and will be in the amount of 120 shares per director. All such issuances are exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2), as they are transactions by a company not involving any public offering. In November, 2008, the Company applied for participation in the Treasury TARP CPP under the EESA and the rules and regulations promulgated thereunder (collectively, Act). On January 7, 2009, the Treasury preliminarily approved the Company's application in the amount of $8,816,000. At the time of Treasury preliminary approval, the Company's
Certificate of Incorporation did not permit the issuance of Preferred Stock. Accordingly, a Special Meeting of Shareholders of the Company was held on March 10, 2009, and Shareholders voted to approve an amendment to the Company's Certificate of Incorporation to authorize a class of 25,000 shares of preferred stock, par value $0.01 per share.

The Company closed the TARP CPP transaction on March 13, 2009 in the amount of $8,816,000. The Company issued to the Treasury 8,816 shares of Preferred Stock together with a warrant to purchase 57,671 shares of Company common stock at $22.93 per share, which warrant, if exercised in full, would dilute the percentage ownership of the holders of Company common stock by approximately 3.3%. If the Company redeems all of the shares of Preferred Stock, it has first refusal rights to buy back the warrant or the shares received upon exercise of the warrant at their fair market value if they are then held by the Treasury. As a condition of the closing, the Company amended the change in control agreements described in Note 9 to Consolidated Financial Statements. The amendment prohibits any payments relating to the change in control agreements to the specified officers during the period in which any obligation arising under the TARP CPP remains outstanding.

The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Company's common stock in the payment of dividends or upon liquidation. The Preferred Stock purchased by the Treasury pays a cumulative dividend rate of 5% per annum for the first five years it is outstanding and thereafter at a rate of 9% per annum. The Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Preferred Stock and in the event the Company is in arrears on six quarterly dividend payments on the Preferred Stock, in which case, the holder of the Preferred Stock may elect two directors to the Company's Board of Directors until all dividends have been paid in full for four consecutive quarterly dividends. The Preferred Stock may be redeemed by the Company at 100% of its issue price plus any accrued and unpaid dividends. The Treasury's consent will be required for any increase in Company common stock dividends per share or any repurchase of Company common stock until the earlier of the third anniversary of the date of the investment or the transfer by the Treasury of all of the shares of Preferred Stock. See also the Form 8-K filed by the Company on March 19, 2009 with respect to the sale of Series A Preferred Stock and Warrant to purchase Common Stock and Note 22 to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA - Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS            Salisbury Bancorp, Inc.
OF FINANCIAL CONDITION AND RESULTS OF OPERATION                  and Subsidiary

Salisbury Bancorp, Inc. (Company), a Connecticut corporation, formed in 1998, is the holding company for Salisbury Bank and Trust Company, (Bank). The Company's sole subsidiary is the Bank, formed in 1848 which has seven (7) full service offices located in the towns of North Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, and Dover Plains, New York. A full Trust and Wealth/Advisory Services Division is also located in Lakeville, Connecticut. The Management's Discussion and Analysis of Results of Operations and Financial Condition that follows presents Management's comments on the consolidated operating results of the Company. In order to provide a foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary for developing and delivering new personalized financial products and services in order to better serve both current and future customers in the tri-state area. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented as part of this Annual Report on Form 10-K.

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

RESULTS OF OPERATION
--------------------

Comparison of the Years Ended December 31, 2008 and 2007
--------------------------------------------------------

Overview
--------

The Company's assets at December 31, 2008 totaled $495,754,000 compared to total assets of $461,960,000 at December 31, 2007. Net loans outstanding, including loans held-for-sale totaled $299,682,000 at December 31, 2008. This compares to net loans outstanding of $268,311,000 at December 31, 2007, and represents an increase of $31,371,000 or 11.69%. New business development efforts were primarily attributable to the growth. This growth was primarily funded by an increase in deposits. Deposits at December 31, 2008 totaled $344,925,000 and compared to total deposits of $317,741,000 at December 31, 2007. This is an increase of $27,184,000 or 8.56%.

The Company's earnings totaled $1,106,000 or $0.66 per average share outstanding in 2008. This compares to earnings of $3,800,000 or $2.26 per average share outstanding in 2007. Earnings were impacted as a result of the U.S. Government placing FHLMC (Freddie Mac) into conservatorship during the quarter ended
September 30, 2008. This necessitated the Company to take a write-down of Freddie Mac preferred stock during that quarter which totaled $2,856,000 and an additional write-down of $99,365 in the quarter ended December 31, 2008 for an overall total of $2,955,365. However, the total tax benefit in the amount of $1,004,824 was recognized as a result of these charges in the quarter ended December 31, 2008, because applicable law at the time forced financial institutions to treat the loss as a capital loss. On October 3, 2008, the EESA was enacted, which includes a provision permitting banks to recognize losses relating to the Freddie Mac preferred stock as an ordinary loss, thereby allowing a tax benefit for both tax and financial reporting purposes. The overall tax effected impact for the year ended December 31, 2008 resulted in a charge to earnings of $1,950,541.

The nation's economy is in a recession and the Bank's market area is beginning to feel the effects of economic conditions. The Bank's 2008 loan loss provision expense totaled $1,279,000 compared to $0 in 2007. Non-performing loans at December 31, 2008 totaled $5,175,000 or 1.71% of total loans outstanding which compares to $1,824,000 or 0.67% for the corresponding period in 2007. Net loans charged-off during 2008 totaled $1,030,000 compared to net recoveries of loans of $1 thousand dollars in 2007. At December 31, 2008, the allowance for loan losses totaled $2,724,000 which represented 0.9% of total loans outstanding. Other Real Estate Owned totaled $204,534 at December 31, 2008. The property has since been sold.

During the fourth quarter of 2008, the Bank prepaid a $19 million advance from the Federal Home Loan Bank of Boston at a cost of $674,000 net of tax. The Bank took such action as part of a program to restructure a portion of the Bank's borrowings. The borrowings which were at a rate of 5.97% are being replaced with new Federal Home Loan Bank advances that have lower interest rates and a revised maturity schedule. While the prepayment resulted in a one time after tax expense in the fourth quarter of 2008, overall, the restructuring is expected to result in a decrease in future borrowing expense which is intended to increase earnings per share in 2009 and future years.

The Bank's risk-based capital ratios at December 31, 2008 were 10.53% for Tier 1 risk based capital and 11.34% for total risk based capital. The Bank's leverage ratio was 7.52% at December 31, 2008. This compares to a Tier 1 risk based capital ratio at December 31, 2007 of 13.74%, a total risk based capital ratio of 14.69% and a leverage ratio of 8.06%. Dividends declared on the Company's common stock amounted to $1.12 per share in 2008 compared to $1.08 per share in 2007.

Net Interest and Dividend Income
--------------------------------

The Company earns income from two basic sources. The primary source is through the management of its financial assets and liabilities and involves functioning as a financial intermediary. The Company accepts funds from depositors and borrows funds and either lends the funds to borrowers or invests those funds in various types of securities. A second source is fee income, which is discussed in the noninterest income section of this analysis.

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

(dollars in thousands)                            December 31,
                                                  2008       2007
                                              -------------------
Interest and Dividend Income
(financial statements)                        $ 26,557   $ 26,152
Tax Equivalent Adjustment                        1,260      1,202
                                              --------   --------
   Total Interest and Dividend
      Income (on an FTE basis)                  27,817     27,354

Interest Expense                               (10,825)   (12,432)
                                              --------   --------
Net Interest and Dividend Income-FTE          $ 16,992   $ 14,922
                                              ========   ========

The Company's 2008 total interest and dividend income on an FTE basis for the period ended December 31, 2008 increased $463,000 or 1.69% when compared to the same period in 2007. The increase is primarily attributable to an increase in earning assets.

Interest expense on deposits in 2008 decreased $1,567,000 or 19.11% to $6,633,000 compared to $8,200,000 for the corresponding period in 2007. This decrease reflects an economic environment of generally lower interest rates.
Interest expense for Federal Home Loan Bank advances decreased $146,000 to $4,086,000 in 2007 compared to $4,232,000 in 2007. The decrease was the result of a decrease in advances during the year. In addition, the Bank recorded interest expense totaling $106,000 for interest on securities sold under agreements to repurchase which was a new product that was introduced during 2008. Competition remains aggressive and interest margins continue to be pressured, however, net interest and dividend income on an FTE basis increased $2,070,000 or 13.87% over 2007 and totaled $16,992,000 for the year ended December 31, 2008 compared to net interest and dividend income on an FTE basis of $14,922,000 for the year ended December 31, 2007.

Net interest margin is net interest and dividend income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest and dividends earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2008 net interest margin on an FTE basis was 3.75%. This compares to a net interest margin of 3.54% for 2007. The following table reflects average balances, interest earned or paid and rates for the two years ended December 31, 2008 and 2007. The average loan balances include non-accrual loans and loans currently past due 90 days and still accruing. Interest earned on loans also includes fees on loans such as late charges that are not deemed to be material. Interest earned on tax exempt securities in the table is presented on an FTE basis. A federal tax rate of 34% was used in performing these calculations. Actual tax exempt income earned in 2008 was $2,446,000 with a yield of 4.32%. Actual tax exempt income in 2007 totaled $2,332,000 with a yield of 4.28%.

YIELD ANALYSIS
Average Balances, Interest Earned/Paid and Rates

                                                     Years Ended December 31
(dollars in thousands)                           2008                           2007
                                               INTEREST                       INTEREST
                                    AVERAGE     EARNED/   YIELD    AVERAGE     EARNED/   YIELD
                                    BALANCE      PAID      RATE    BALANCE      PAID      RATE
ASSETS
Interest-Earning Assets:
Loans                              $ 287,924   $ 18,449   6.41%   $ 258,714   $ 17,969   6.95%
Taxable Securities                   104,070      5,538   5.32%     106,775      5,783   5.42%
Tax-Exempt Securities*                56,647      3,706   6.54%      54,541      3,533   6.48%
Federal Funds                          3,758         99   2.63%         643         31   4.82%
Other Interest-Earning                 1,332         25   1.88%       1,071         38   3.55%
                                   --------------------           --------------------
Total Interest-Earning Assets        453,731     27,817   6.13%     421,744     27,354   6.49%
                                               --------                       --------
Allowance for Loan Losses             (2,711)                        (2,467)
Cash & Due From Banks                  6,479                          6,554
Premises, Equipment                    7,241                          6,645
Net unrealized loss on AFS
   Securities                         (7,232)                        (3,468)
Other Assets                          20,555                         20,619
                                   ---------                      ---------
Total Average Assets               $ 478,063                      $ 449,627
                                   =========                      =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-Bearing Liabilities:
NOW/Money Market Deposits          $  88,431      1,270   1.44%   $  80,180      1,854   2.31%
Savings Deposits                      63,185        926   1.47%      47,063        814   1.73%
Time Deposits                        116,959      4,437   3.79%     119,052      5,532   4.65%
Borrowed Funds                        94,698      4,192   4.43%      87,649      4,232   4.83%
                                   --------------------           --------------------
Total Interest-Bearing
   Liabilities                       363,273     10,825   2.98%     333,944     12,432   3.72%
                                               --------                       --------
Demand Deposits                       67,681                         66,304
Other Liabilities                      3,193                          4,673
Shareholders' Equity                  43,916                         44,706
                                   ---------                      ---------
Total Liabilities and
   Shareholders' Equity            $ 478,063                      $ 449,627
                                   =========                      =========
Net Interest Income                            $ 16,992                       $ 14,922
                                               ========                       ========
Net Interest Spread                                       3.15%                          2.77%
Net Interest Margin                                       3.75%                          3.54%

*     Presented on a fully taxable equivalent ("FTE") basis

Volume and Rate Variance Analysis of Net Interest and Dividend Income

(Taxable equivalent basis)
(dollars in thousands)                      2008 over 2007                  2007 over 2006
                                    ------------------------------    ---------------------------
                                     Volume       Rate      Total      Volume     Rate     Total
                                    ------------------------------    ---------------------------
Increase (decrease) in:
Interest income on:
   Loans                            $ 2,030   $ (1,550)  $    480     $ 1,981   $  301   $ 2,282
   Taxable investment securities       (147)       (98)      (245)       (256)     156      (100)
Tax-exempt investment securities        136         37        173         489     (108)      381
Other interest income                   136        (81)        55          (1)     (10)      (11)
                                    ------------------------------    ---------------------------
Total interest income               $ 2,155   $ (1,692)  $    463     $ 2,213   $  339   $ 2,552

Interest expense on:
NOW/Money Market deposits           $   191   $   (775)  $   (584)    $    18   $   24   $    42
Savings deposits                        279       (167)       112         (24)     198       174
Time deposits                           (97)      (998)    (1,095)        528      570     1,098
Borrowed funds                          340       (380)       (40)        808     (149)      659
                                    ------------------------------    ---------------------------
Total interest expense              $   713   $ (2,320)  $ (1,607)    $ 1,330   $  643   $ 1,973
                                    ------------------------------    ---------------------------

Net interest margin                 $ 1,442   $    628   $  2,070     $   883   $ (304)  $   579
                                    ==============================    ===========================

Noninterest Income
------------------

Noninterest income totaled $2,241,000 for the year ended December 31, 2008 compared to $4,465,000 for the year ended December 31, 2007. This is a decrease of $2,224,000 or 49.81%. While gains on sales and calls of available-for-sale securities had a net increase of $305,000 or 104%, US Government actions relating to Freddie Mac necessitated a write-down of Freddie Mac Preferred stock totaling $2,955,000. Trust Wealth Advisory Services income increased $214,000 to $2,264,000, primarily as a result of the efforts of new business development, which has increased assets under management.

Service charges on deposit accounts totaled $830,000 for 2008. This is an increase of $86,000 or 11.57% when compared to total service charges of $744,000 in 2007. The increase can be attributed to an increase in the number of deposit accounts. Mortgage refinancing activity during 2008 generated revenues from gains on sales of loans that totaled $292,000, which compares to revenues totaling $317,000 for the corresponding period in 2007. Competition in the secondary mortgage market continues to be very aggressive. Other income during fiscal 2008 totaled $1,209,000. This compares to other income of $1,037,000 for 2007, representing an increase of $172,000 or 16.59%. This category of income primarily consists of fees associated with the origination and servicing of mortgage loans as well as gains reflecting the sale of mortgage loans.

Noninterest Expense
-------------------

Overall, noninterest expense increased 18.46% for the year ended December 31, 2008 as compared to 2007. The increases in salaries and employee benefits along with the increases in occupancy and equipment expense are primarily a reflection of additional staffing and operational costs associated with the operation of our Dover Plains, New York branch which opened in August of 2007. The increase in data processing and insurance costs are primarily attributable to increases associated with growth in volumes of business of the Company, especially with the addition of the new branch. Professional fees increased $338,000 or 36.25%. This increase is primarily attributable to an increase in audit expense resulting from additional services required due to compliance requirements such as the Sarbanes-Oxley Act and other regulatory compliance. In addition, Legal and Consultant fees also increased which is the result of various research and marketing initiatives during the year. During the fourth quarter of 2008, the Bank prepaid a $19 million advance from the FHLB of Boston at a cost of $864,000.The Bank took such action as part of a program to restructure a portion of the Bank's borrowings. The borrowings which were at a rate of 5.97% will be replaced with new FHLB advances that have much lower interest rates and a revised maturity schedule. While the prepayment resulted in a one time after tax expense of $674,000 the restructuring is expected to result in a decrease in future borrowing expense which is intended to positively impact earnings per share in 2009 and future years. The increase in other expense is primarily attributable to normal operational expenses associated with growth.

The components of noninterest expense and the changes in the period were as follows (amounts in thousands):

                                              2008       2007    $ Change  % Change
-----------------------------------------------------------------------------------
Salaries and employee benefits             $  8,330   $  7,724    $  606      7.85%
Occupancy expense                               961        802       159     19.82
Equipment expense                               898        819        79      9.64
Data processing                               1,339      1,194       145     12.14
Insurance                                       278        163       115     70.55
Printing and stationery                         277        280        (3)    (1.07)
Professional fees                             1,269        931       338     36.30
Prepayment fee FHLB advance                     864          0       864    100.00
Amortization of core deposit intangible         164        164         0       .00
Other expense                                 1,629      1,437       192     13.36
                                           ---------  --------    ------
   Total noninterest expense               $ 16,009   $ 13,514    $2,495     18.46
                                           ========   ========    ======

Income Taxes
------------

In 2008, the Company's income tax benefit totaled $421,000 and an effective tax rate of (61.5)%. This compares to an income tax provision of $870,000 and an effective tax rate of 18.63% for the same period in 2007. This decrease is primarily attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $1,106,000 for the year ended December 31, 2008 and represents earnings per average share outstanding of $0.66. This compares to net income of $3,800,000 for the year ended December 31, 2007, which reflects earnings per average share outstanding of $2.26.

FINANCIAL CONDITION

Comparison of December 31, 2008 and 2007
----------------------------------------

Total assets at December 31, 2008 were $495,754,000 compared to $461,960,000 at December 31, 2007. This represented an increase of 7.32% or $33,794,000. Total loans outstanding including loans held-for-sale increased $31,620,000 or 11.68% to $302,406,000 at year-end 2008 as loan demand remained very active during 2008. Deposits increased 8.6% to $344,925,000 over the prior year, mainly due to new business development initiatives implemented during the year which focused on growing customer relationship deposits.

Securities Portfolio
--------------------

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The primary objectives are to earn interest and dividend income, provide liquidity to meet cash flow needs and to manage interest rate risk and asset-quality diversifications of the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies. As of December 31, 2008, the securities portfolio, including Federal Home Loan Bank of Boston stock, totaled $155,916,000. This represents a decrease of $3,292,000 or 2.16% over year-end 2007.

Securities are classified in the portfolio as either securities-available-for-sale or securities-held-to-maturity. Securities for which the Company has the ability and positive intent to hold until maturity are reported as held-to-maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities that are held for indefinite periods of time and which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available-for-sale. These securities are stated at fair value in the financial statements of the Company. Temporary differences between available-for-sale securities' amortized cost and fair market value are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital (accumulated other comprehensive income or loss, net of tax) until realized. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when decreases in value below amortized cost are considered to be other than temporary. At December 31, 2008, the unrealized holding losses on available-for-sale securities, net of taxes was $6,968,000. This compares to an unrealized loss net of taxes of $2,273,000 at December 31, 2007. The Company monitors the market value fluctuations of its securities portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security.

Federal Funds Sold
------------------

Federal funds sold at December 31, 2008 totaled $200,000. Federal funds sold at December 31, 2007 totaled $300,000. This variance represents a normal operating range of funds for daily cash needs.

Lending
-------

Net loans, not including loans held-for-sale, represents approximately 60% of total assets at December 31, 2008. The Company makes substantially all of its loans to customers located within the Company's service area. New business development during the year coupled with an increase in loan demand resulted in an increase in net loans outstanding to $297,367,000 at December 31, 2008, as compared to $268,191,000 at December 31, 2007. This is an increase of $29,176,000 or 10.88%. Although the largest dollar volumes of loan activity continue to be in the residential mortgage area, the Company offers a wide variety of loan types and terms along with competitive pricing to customers. The Company's credit function is designed to ensure adherence to prudent credit standards despite competition for loans in the Company's market area.

The following table represents the composition of the loan portfolio comparing December 31, 2008 to December 31, 2007:

                                                 December 31, 2008   December 31, 2007
                                                 -----------------   -----------------
                                                        (amounts in thousands)
Commercial, financial and agricultural               $  20,785           $  20,629
Real Estate-construction and land development           33,343              28,928
Real Estate-residential                                177,048             158,600
Real Estate-commercial                                  62,796              53,823
Consumer                                                 5,551               8,005
Other                                                      175                 376
                                                     ---------           ---------
                                                       299,698             270,361
Deferred costs, net                                        393                 306
Unearned income                                              0                  (1)
Allowance for loan losses                               (2,724)             (2,475)
                                                     ---------           ---------
   Net loans                                         $ 297,367           $ 268,191
                                                     =========           =========

Provisions and Allowance for Loan Losses
----------------------------------------

Total loans outstanding as of December 31, 2008 were $299,698,000 and compares to total loans outstanding of $270,361,000 at December 31, 2007. This growth can be attributed primarily to an increase in both residential and commercial real estate loan demand as well as the Bank's new business development program. Approximately 91% of the Company's loan portfolio continues to be real estate secured.

Credit risk is inherent in the business of extending loans. The Company continually monitors the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Because of the risk associated with extending loans, the Company maintains an allowance or reserve for loan and lease losses through charges to earnings. The Company evaluates the adequacy of the allowance on a monthly basis. Such evaluations are based on assessments of credit quality and trends within the portfolio and "risk rating" of loans by senior management, which is reviewed by the Company's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit quality, the risk rating is adjusted accordingly.

The Allowance for Loan and Lease Losses (ALLL) at December 31, 2008 totaled $2,724,000 representing 52.64% of nonperforming loans of $5,175,000 and 0.91% of total loans outstanding of $299,698,000. This compares to an ALLL of $2,475,000 which was 135.69% of nonperforming loans of $1,824,000 and $0.92% of total loans outstanding of $270,361,000 at December 31, 2007. A separate component that is evaluated is the Allowance for Off Balance Sheet Commitments, which totaled $34,000 at December 31, 2008 and 2007, respectively. A total of $1,075,000 in loans were charged-off during 2008 compared to $103,000 during 2007. Recoveries of previously charged-off loans totaled $45,000 during 2008 compared to $104,000 in recoveries for 2007. The ALLL also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Company's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Company will not be able to collect all principal and interest due according to the terms of the note.

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

While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, identification of additional problem loans or other factors. Additionally, despite the excellent overall quality of the loan portfolio and expectations of the Company to continue to grow its existing portfolio, future additions to the allowance may be necessary to maintain adequate reserve coverage. Overall, management is of the opinion that the ALLL is adequate as of December 31, 2008.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposits at year end 2008 totaled $344,925,000 compared to $317,741,000 at year end 2007. The Company continues its efforts to competitively price products and develop and maintain relationship banking with its customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from nonbanking entities.

During 2008, there was a change in the mix of deposits. Money Market and savings balances increased, as illustrated by the table below.

The average daily amount of deposits by category and the average rates paid on such deposits are summarized in the following table:

(dollars in thousands)           Year ended December 31
                                2008               2007
                          ------------------------------------
                           Average            Average
                           Balance    Rate    Balance    Rate
                          ------------------------------------
Demand                    $  67,681          $  66,304
NOW                          24,517    .22%     24,822    .26%
Money Market                 63,914   1.90%     55,358   3.23%
Savings                      63,185   1.47%     47,063   1.73%
Time                        116,959   3.79%    119,052   4.65%
                          ---------          ---------
                          $ 336,256   1.97%  $ 312,599   2.62%
                          =========          =========

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31 are summarized as follows:

(dollars in thousands)                        December 31
                                            2008       2007
                                          -------------------
Three months or less                      $  3,784   $  7,603
Over three months through six months         3,982     17,429
Over six months through one year            13,063     15,114
Over one year                               18,505     10,975
                                          --------   --------

Total                                     $ 39,334   $ 51,121
                                          ========   ========

Borrowings
----------

As part of its operating strategy, the Company utilizes advances from the Federal Home Loan Bank to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At December 31, 2008, the Company had $87,914,000 in outstanding advances from the Federal Home Loan Bank compared to $95,011,000 at

December 31, 2007. Management expects that it will continue this strategy of supplementing deposit growth with advances from Federal Home Loan Bank of Boston. (See Note 8 of the Notes to Consolidated Financial Statements.)

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

The net interest margin may be adversely affected by several possible interest rate environments. Foremost, a continued flat or inverted yield curve may result in shorter term market interest rates that equal or exceed those of longer term rates. This could further increase the Bank's cost of interest-bearing liabilities and outpace the yield on earning assets resulting in additional net interest rate spread compression.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Liquidity is essential to provide adequate funds to meet anticipated financial and contractual obligations, including withdrawals by depositors, debt service requirements as well as to fund customers' needs for credit. The Company's primary funding sources are customer deposits, readily marketable investment securities and loan payments. Wholesale funding is also used to manage liquidity in the form of brokered deposits or borrowings. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston, which provides a source of available borrowings for liquidity.

At December 31, 2008, the Company had approximately $47,859,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At December 31, 2008, the Company had $38,939,000 in shareholders' equity compared to $45,564,000 at December 31, 2007. This represents a net decrease of $6,625,000 or 14.54%. This decrease is primarily the result of recent fluctuations in the securities market and reflects a change in net unrealized holding losses on available-for-sale securities, net of taxes of $6,968,000 at December 31, 2008, compared to unrealized holding losses of $2,273,000 at December 31, 2007. Other components also contribute to the change in capital since December 2007. Earnings for the year totaled $1,106,000. The application of SFAS No.158, resulted in other comprehensive loss, net of tax of $892,000 in 2008. The Company declared dividends in 2008 resulting in a decrease in capital of $1,888,000. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan during the second quarter of 2008, which resulted in an increase in capital of $28,000.

Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

Subsequent Event
----------------

The Company is participating in the TARP CPP under the EESA. On March 13, 2009, the Company issued to the Treasury 8,816 shares of Preferred Stock and a Warrant to purchase 57,671 shares of Common Stock at $22.93 per share for an aggregate consideration of $8,816,000, which immediately became capital of the Company. Such Warrant, if exercised in full, would dilute the percentage of ownership of common shareholders by approximately 3.3%. If the Company redeems all of the shares of Preferred Stock, it has the right of first refusal to buy back the Warrant or the shares received upon exercise of the Warrant at fair market value if such shares are then held by the Treasury. The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Company's common stock in the payment of dividends or upon liquidation. The Preferred Stock purchase by the Treasury pays a cumulative dividend rate of 5% per annum for the first five years it is outstanding and thereafter at a rate of 9% per annum. The Preferred Stock may be redeemed by the Company at 100% of its issue price plus any accrued and unpaid dividends. The Treasury's consent will be required for any increase in Company common stock dividends per share or any repurchase of Company common stock until the earlier of the third anniversary of the date of the investment or the transfer by the Treasury of all of the shares of Preferred Stock. Additional information regarding this event is set forth in Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Off-Balance Sheet Arrangements
------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operations, or liquidity. (See Note 13 of the Notes to Consolidated Financial Statements).

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK - Not
--------------------------------------------------------------------------------
Applicable.
-----------

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2008 is effective.

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

   /s/John F. Perotti         /s/ Richard J. Cantele, Jr.          /s/ John F. Foley
------------------------   ------------------------------      --------------------------
     John F. Perotti            Richard J. Cantele, Jr.              John F. Foley
     Chairman & CEO             President & COO                CFO, Treasurer & Secretary

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
------------------------------------------

Report of Independent Registered Public
   Accounting Firm, March 16, 2009 ......................................   F-1

Consolidated Balance Sheets at December 31, 2008 and 2007 ...............   F-2

Consolidated Statements of Income for the Years Ended
   December 31, 2008 and 2007 ...........................................   F-3

Consolidated Statements of Changes in Shareholders' Equity
   for the Years Ended December 31, 2008 and 2007 .......................   F-4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2008 and 2007 ...........................................   F-5

Notes to Consolidated Financial Statements for the
   Years Ended December 31, 2008 and 2007 ...............................   F-7

Salisbury Bancorp, Inc. (parent company only)
   Balance Sheet at December 31, 2008 and 2007 ..........................   F-26

Statements of Income for the Years Ended
   December 31, 2008 and 2007 ...........................................   F-26

Statements of Cash Flows for the Years Ended
   December 31, 2008 and 2007 ...........................................   F-27

Quarterly Results of Operations (unaudited) .............................   F-27

                    [SHATSWELL, MACLEOD & COMPANY, P.C. LOGO]

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity and cash flows of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Shatswell, MacLeod & Company, P.C.

                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
March 16, 2009

             83 PINE STREET o WEST PEABODY, MASSACHUSETTS 01960-3635
              o TELEPHONE (978) 535-0206 o FACSIMILE (978) 535-9908
              smc@shatswell.com                  www.shatswell.com

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           December 31, 2008 and 2007
                           --------------------------

                                                                          2008             2007
                                                                     -------------    -------------
ASSETS
------
Cash and due from banks                                              $   7,082,317    $  12,810,681
Interest-bearing demand deposits with other banks                          900,487          726,623
Money market mutual funds                                                1,476,999        1,340,891
Federal Funds sold                                                         200,000          300,000
                                                                     -------------    -------------
         Cash and cash equivalents                                       9,659,803       15,178,195
Investments in available-for-sale securities (at fair value)           150,526,964      147,377,154
Investments in held-to-maturity securities (fair values of $66,502
   and $71,435 as of December 31, 2008 and 2007, respectively)              66,443           70,798
Federal Home Loan Bank stock, at cost                                    5,323,000        5,176,100
Loans held-for-sale                                                      2,314,250          120,000
Loans, less allowance for loan losses of $2,724,024 and $2,474,893
   as of December 31, 2008 and 2007, respectively                      297,367,434      268,191,275
Investment in real estate                                                   75,000           75,000
Other real estate owned                                                    204,534                0
Premises and equipment                                                   7,123,671        6,803,198
Goodwill                                                                 9,828,712        9,828,712
Core deposit intangible                                                  1,165,068        1,329,283
Accrued interest receivable                                              2,704,385        2,538,607
Cash surrender value of life insurance policies                          3,824,653        3,688,021
Deferred taxes                                                           4,196,819          381,162
Other assets                                                             1,373,424        1,202,893
                                                                     -------------    -------------
         Total assets                                                $ 495,754,160    $ 461,960,398
                                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                                               $  65,479,271    $  69,214,697
   Interest-bearing                                                    279,445,961      248,526,572
                                                                     -------------    -------------
         Total deposits                                                344,925,232      317,741,269
Securities sold under agreements to repurchase                          11,203,289                0
Federal Home Loan Bank advances                                         87,913,667       95,011,155
Due to broker                                                            7,631,919                0
Other liabilities                                                        5,140,721        3,644,376
                                                                     -------------    -------------
         Total liabilities                                             456,814,828      416,396,800
                                                                     -------------    -------------
Shareholders' equity:
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,685,861 shares in 2008
     and 1,685,021 shares in 2007                                          168,586          168,502
   Paid-in capital                                                      13,157,883       13,130,247
   Retained earnings                                                    34,518,331       35,583,443
   Accumulated other comprehensive loss                                 (8,905,468)      (3,318,594)
                                                                     -------------    -------------
         Total shareholders' equity                                     38,939,332       45,563,598
                                                                     -------------    -------------
         Total liabilities and shareholders' equity                  $ 495,754,160    $ 461,960,398
                                                                     =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                     Years Ended December 31, 2008 and 2007
                     --------------------------------------

                                                                       2008            2007
                                                                   ------------    ------------
Interest and dividend income:
   Interest and fees on loans                                      $ 18,448,530    $ 17,968,801
   Interest on debt securities:
     Taxable                                                          5,336,344       5,457,879
     Tax-exempt                                                       2,445,805       2,332,374
   Dividends on equity securities                                       202,458         324,329
   Other interest                                                       124,129          68,762
                                                                   ------------    ------------
       Total interest and dividend income                            26,557,266      26,152,145
                                                                   ------------    ------------

Interest expense:
   Interest on deposits                                               6,633,358       8,200,214
   Interest on securities sold under agreements to repurchase           105,993               0
   Interest on Federal Home Loan Bank advances                        4,085,756       4,232,221
                                                                   ------------    ------------
       Total interest expense                                        10,825,107      12,432,435
                                                                   ------------    ------------
       Net interest and dividend income                              15,732,159      13,719,710
Provision for loan losses                                             1,279,099               0
                                                                   ------------    ------------
       Net interest and dividend income after provision
         for loan losses                                             14,453,060      13,719,710
                                                                   ------------    ------------

Noninterest income:
   Trust department income                                            2,263,735       2,050,000
   Loan commissions                                                       1,544          22,131
   Service charges on deposit accounts                                  829,975         743,901
   Gain on sales and calls of available-for-sale securities, net        600,331         294,984
   Write-down of available-for-sale securities                       (2,955,365)              0
   Gain on sales of loans held-for-sale                                 291,854         316,736
   Other income                                                       1,208,899       1,036,911
                                                                   ------------    ------------
       Total noninterest income                                       2,240,973       4,464,663
                                                                   ------------    ------------

Noninterest expense:
   Salaries and employee benefits                                     8,330,147       7,723,691
   Occupancy expense                                                    960,757         801,558
   Equipment expense                                                    897,597         819,474
   Data processing                                                    1,339,391       1,193,887
   Insurance                                                            277,910         163,024
   Printing and stationery                                              277,310         280,172
   Professional fees                                                  1,269,013         931,352
   Amortization of core deposit intangible                              164,215         164,216
   Prepayment fee on Federal Home Loan Bank advance                     864,324               0
   Other expense                                                      1,628,773       1,436,945
                                                                   ------------    ------------
       Total noninterest expense                                     16,009,437      13,514,319
                                                                   ------------    ------------
       Income before income taxes                                       684,596       4,670,054
Income tax (benefit) expense                                           (421,285)        870,006
                                                                   ------------    ------------
       Net income                                                  $  1,105,881    $  3,800,048
                                                                   ============    ============
Earnings per common share                                          $        .66    $       2.26
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

                     Years Ended December 31, 2008 and 2007
                     --------------------------------------

                                              Number                                                 Accumulated
                                                of                                                      Other
                                              Shares         Common       Paid-in       Retained    Comprehensive
                                              Issued          Stock       Capital       Earnings         Loss          Total
                                             ---------    -----------   -----------   -----------   -----------     -----------
Balance, December 31, 2006                   1,684,181    $   168,418   $13,099,881   $33,602,991   $(2,522,109)    $44,349,181
Comprehensive income:
   Net income                                                                           3,800,048
   Other comprehensive loss, net of tax
     effect                                                                                            (796,485)
       Comprehensive income                                                                                           3,003,563
Issuance of 840 shares for Directors' fees         840             84        30,366                                      30,450
Dividends declared ($1.08 per share)                                                   (1,819,596)                   (1,819,596)
                                             ---------    -----------   -----------   -----------   -----------     -----------
Balance, December 31, 2007                   1,685,021        168,502    13,130,247    35,583,443    (3,318,594)     45,563,598
Comprehensive loss:
   Net income                                                                           1,105,881
   Other comprehensive loss, net of tax
     effect                                                                                          (5,586,874)
       Comprehensive loss                                                                                            (4,480,993)
Cumulative effect of a change in
   accounting principles - initial
   application of EITF Issue No. 06-4                                                    (283,065)                     (283,065)
Issuance of 840 shares for Directors' fees         840             84        27,636                                      27,720
Dividends declared ($1.12 per share)                                                   (1,887,928)                   (1,887,928)
                                             ---------    -----------   -----------   -----------   -----------     -----------
Balance, December 31, 2008                   1,685,861    $   168,586   $13,157,883   $34,518,331   $(8,905,468)    $38,939,332
                                             =========    ===========   ===========   ===========   ===========     ===========

Reclassification disclosure for the years ended December 31:

                                                                                        2008           2007
                                                                                    ------------   ------------
Unrealized holding losses on available-for-sale securities
   Net unrealized holding losses on available-for-sale securities                   $ (9,468,788)  $ (1,344,871)
   Reclassification adjustment for net realized losses (gains) in net income           2,355,034       (294,984)
                                                                                    ------------   ------------
                                                                                      (7,113,754)    (1,639,855)
   Income tax benefit                                                                  2,418,675        557,551
                                                                                    ------------   ------------
   Unrealized holding losses on available-for-sale securities, net of tax             (4,695,079)    (1,082,304)
                                                                                    ------------   ------------
Comprehensive (loss) income - defined benefit pension plan                            (1,351,205)       433,058
   Income tax benefit (expense)                                                          459,410       (147,239)
                                                                                    ------------   ------------

   Comprehensive (loss) income - defined benefit pension plan, net of tax               (891,795)       285,819
                                                                                    ------------   ------------
     Other comprehensive loss, net of tax                                           $ (5,586,874)  $   (796,485)
                                                                                    ============   ============

Accumulated other comprehensive loss consists of the following as of December
31:

                                                                                        2008           2007
                                                                                    ------------   ------------
Net unrealized holding losses on available-for-sale securities, net of taxes        $ (6,967,705)  $ (2,272,627)

Unrecognized pension plan expense - SFAS No. 158, net of taxes                        (1,937,763)    (1,045,967)
                                                                                    ------------   ------------

Accumulated other comprehensive loss                                                $ (8,905,468)  $ (3,318,594)
                                                                                    ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     Years Ended December 31, 2008 and 2007
                     --------------------------------------

                                                                         2008            2007
                                                                    --------------   ------------
Cash flows from operating activities:
Net income                                                          $    1,105,881   $  3,800,048
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Amortization of securities, net                                         148,904         75,014
   Gain on sales and calls of available-for-sale securities, net          (600,331)      (294,984)
   Write-down of available-for-sale securities                           2,955,365              0
   Provision for loan losses                                             1,279,099              0
   Change in loans held-for-sale                                        (2,194,250)       184,000
   Change in deferred loan costs, net                                      (87,293)      (137,362)
   Change in unearned income on loans                                         (554)        (2,528)
   Net decrease in mortgage servicing rights                               116,984        110,515
   Depreciation and amortization                                           687,177        565,267
   Amortization of core deposit intangible                                 164,215        164,216
   Amortization of fair value adjustment on loans                           47,618         71,357
   Accretion of fair value adjustments on borrowings                      (130,204)      (130,203)
   Increase in interest receivable                                        (135,165)       (64,671)
   Deferred tax (benefit) provision                                       (937,571)        34,785
   Decrease (increase) in prepaid expenses                                 138,106         (4,594)
   Increase in cash surrender value of insurance policies                 (136,632)      (133,026)
   (Increase) decrease in income tax receivable                           (347,144)        89,869
   (Increase) decrease in other assets                                    (182,974)        90,673
   (Decrease) increase in accrued expenses                                 (98,143)       102,293
   (Decrease) increase in interest payable                                (239,662)         6,794
   Increase in other liabilities                                           182,795        216,509
   Issuance of shares for Directors' fees                                   27,720         30,450
                                                                    --------------   ------------

Net cash provided by operating activities                                1,763,941      4,774,422
                                                                    --------------   ------------

Cash flows from investing activities:
   Purchases of Federal Home Loan Bank stock                              (146,900)      (512,400)
   Purchases of available-for-sale securities                         (111,560,110)   (69,642,478)
   Proceeds from sales of available-for-sale securities                 76,524,048     63,597,747
   Proceeds from maturities of available-for-sale securities            29,869,894     12,170,270
   Proceeds from maturities of held-to-maturity securities                   4,327          4,102
   Loan originations and principal collections, net                    (27,367,179)   (11,448,576)
   Purchases of loans                                                   (3,297,434)    (4,313,300)
   Recoveries of loans previously charged off                               45,050        103,564
   Capital expenditures                                                   (903,154)    (1,396,923)
   Cash and cash equivalents acquired from New York Community
     Bank, net of expenses paid of $119,407                                      0        176,653
                                                                    --------------   ------------

Net cash used in investing activities                                  (36,831,458)   (11,261,341)
                                                                    --------------   ------------

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     Years Ended December 31, 2008 and 2007
                     --------------------------------------
                                   (continued)

                                                                         2008            2007
                                                                    --------------   ------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts            17,712,746      8,467,718
   Net increase (decrease) increase in time deposits                     9,471,217     (4,805,216)
   Federal Home Loan Bank advances                                      17,000,000     21,000,000
   Principal payments on Federal Home Loan Bank advances               (36,208,284)   (16,589,044)
   Net change in short-term Federal Home Loan Bank advances             12,241,000      3,637,000
   Net change in securities sold under agreements to repurchase         11,203,289              0
   Dividends paid                                                       (1,870,843)    (1,802,527)
                                                                    --------------   ------------

Net cash provided by financing activities                               29,549,125      9,907,931
                                                                    --------------   ------------

Net (decrease) increase in cash and cash equivalents                    (5,518,392)     3,421,012
Cash and cash equivalents at beginning of year                          15,178,195     11,757,183
                                                                    --------------   ------------
Cash and cash equivalents at end of year                            $    9,659,803   $ 15,178,195
                                                                    ==============   ============

Supplemental disclosures:
   Interest paid                                                    $   11,194,973   $ 12,559,418
   Income taxes paid                                                       863,430        745,352
   Loans transferred to other real estate owned                            204,534              0

New York Community Bank Branch Acquisition:
Cash and cash equivalents acquired                                                   $    296,060
                                                                                     ------------
                                                                                          296,060
                                                                                     ------------
Deposits assumed                                                                          492,486
Accrued interest payable assumed                                                            3,574
                                                                                     ------------
                                                                                          496,060
                                                                                     ------------
Net liabilities assumed                                                                   200,000
Acquisition costs                                                                         119,407
                                                                                     ------------
Goodwill                                                                             $    319,407
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

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     Years Ended December 31, 2008 and 2007
                     --------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Salisbury Bancorp, Inc. (Bancorp) is a Connecticut corporation that was organized on April 24, 1998 to become a holding company, under which Salisbury Bank and Trust Company (Bank) operates as its wholly-owned subsidiary. Bancorp and the Bank are referred to together as the Company.

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

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries, SBT Realty, Inc., and SBT Mortgage Service Corporation
      (PIC). SBT Realty, Inc. holds and manages bank owned real estate situated in New York state. The PIC operates as a passive investment company, which owns and services residential and commercial mortgages. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds and federal funds sold.

      Cash and due from banks as of December 31, 2008 and 2007 includes $650,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

      The Company may classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

            -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. During the two years ended December 31, 2008 and 2007, the Company did not classify any securities as trading.

      Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

      On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. Until the moratorium is lifted, the Bank is unable to redeem any excess shares of Federal Home Loan Bank of Boston stock. The moratorium will remain in effect indefinitely.

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

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets and subsequent write-downs are included in other expense.

      In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Bank classifies loans as in-substance, repossessed or foreclosed if the Bank or its subsidiaries receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

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

      Loans receivable: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

      Securities sold under agreements to repurchase: The carrying amounts reported on the consolidated balance sheets for securities sold under agreements to repurchase approximate their fair values.

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

      STOCK BASED COMPENSATION:

      Bancorp has a stock-based plan to compensate non-employee directors for their services. This plan is more fully described in Note 16. Compensation cost for these services is reflected in net income in an amount equal to the fair value on the date of issuance of the shares of Bancorp common stock issued to the directors.

      EARNINGS PER SHARE (EPS):

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Weighted average common shares outstanding were 1,685,549 in 2008 and 1,684,699 in 2007. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is not presented because there were no common stock equivalents in the years ended December 31, 2008 and 2007.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
      interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company's adoption of FIN 48 did not have a material impact on its financial statements.

      In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 06-4 "Accounting for Deferred
      Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or
      (b) a change in accounting principle through retrospective application to all periods. The Company adopted this Issue in 2008, and the impact is described in Note 9 of the consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB's FSP FAS 157-2, "Effective Date of FASB Statement No. 157", defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on January 1, 2008. See Note 12 - Fair Value Measurements for additional information.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. The Company adopted SFAS 159 effective January 1, 2008. See Note 12.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 ("SFAS No. 160"). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders' equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management anticipates that this statement will not have a material impact on the Company's financial condition and results of operations.

      In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

      In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

      In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." This guidance will be effective January 1, 2009. The adoption is not expected to have a material effect on the Company's results of operations or financial position.

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 15, 2008.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                            Amortized         Gross          Gross
                                                              Cost         Unrealized     Unrealized        Fair
                                                              Basis           Gains         Losses          Value
                                                          -------------   ------------   ------------   -------------
Available-for-sale securities:
   December 31, 2008:
      Equity securities                                   $         422   $          0   $          0   $         422
      Preferred stock                                            19,635              0              0          19,635
      Debt securities issued by the U.S. Treasury and
        other U. S. government corporations and
        agencies                                             41,460,086        110,037        298,777      41,271,346
      Debt securities issued by states of the United
        States and political subdivisions of the states      63,513,972        134,913      7,953,357      55,695,528
      Money market mutual funds                               1,476,999              0              0       1,476,999
      Mortgage-backed securities                             56,089,978        501,180      3,051,125      53,540,033
                                                          -------------   ------------   ------------   -------------
                                                            162,561,092        746,130     11,303,259     152,003,963
      Money market mutual funds included in cash and
        cash equivalents                                     (1,476,999)                                   (1,476,999)
                                                          -------------   ------------   ------------   -------------
                                                          $ 161,084,093   $    746,130   $ 11,303,259   $ 150,526,964
                                                          =============   ============   ============   =============

   December 31, 2007:
      Equity securities                                   $       3,031   $    157,453   $          0   $     160,484
      Preferred stock                                         2,975,000              0      1,149,730       1,825,270
      Debt securities issued by the U.S. Treasury and
        other U. S. government corporations and
        agencies                                             47,224,654          4,492        370,330      46,858,816
      Debt securities issued by states of the United
        States and political subdivisions of the states      58,707,327         11,409      1,739,673      56,979,063
      Money market mutual funds                               1,340,891              0              0       1,340,891
      Mortgage-backed securities                             41,910,517         99,631        456,627      41,553,521
                                                          -------------   ------------   ------------   -------------
                                                            152,161,420        272,985      3,716,360     148,718,045
      Money market mutual funds included in cash and
        cash equivalents                                     (1,340,891)                                   (1,340,891)
                                                          -------------   ------------   ------------   -------------
                                                          $ 150,820,529   $    272,985   $  3,716,360   $ 147,377,154
                                                          =============   ============   ============   =============

Held-to-maturity securities:
   December 31, 2008:
      Mortgage-backed securities                          $      66,443   $         59   $          0   $      66,502
                                                          =============   ============   ============   =============

   December 31, 2007:
      Mortgage-backed securities                          $      70,798   $        637   $          0   $      71,435
                                                          =============   ============   ============   =============

The scheduled maturities of debt securities were as follows as of December 31, 2008:

                                             Available-For-Sale       Held-To-Maturity
                                             ------------------   -----------------------
                                                     Fair          Amortized      Fair
                                                     Value        Cost Basis      Value
                                                -------------     ----------   ----------
Due after five years through ten years          $   1,000,532     $        0   $        0
Due after ten years                                95,966,342              0            0
Mortgage-backed securities                         53,540,033         66,443       66,502
                                                -------------     ----------   ----------
                                                $ 150,506,907     $   66,443   $   66,502
                                                =============     ==========   ==========

During 2008, proceeds from sales of available-for-sale securities amounted to $76,524,048. Gross realized gains and gross realized losses on those sales amounted to $572,014 and $75, respectively. During 2007, proceeds from sales of available-for-sale securities amounted to $63,597,747. Gross realized gains and gross realized losses on those sales amounted to $305,726 and $10,742, respectively. The tax provision applicable to these net realized gains amounted to $194,459 and $100,295, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of shareholders' equity were as follows as of December 31, 2008.

                                                 Amortized
      Issuer                                     Cost Basis    Fair Value
      ------                                    -----------   -----------
      Wells Fargo Mortgage Backed Securities    $ 9,670,772   $ 9,005,530

Total carrying amounts of $91,119,746 and $55,203,368 of debt securities were pledged to secure Federal Home Loan Bank advances, public deposits, securities sold under agreements to repurchase, treasury tax and loan and for other purposes as required by law as of December 31, 2008 and 2007, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows as of December 31:

                                                                            December 31, 2008
                                          -------------------------------------------------------------------------------------
                                              Less than 12 Months          12 Months or Longer                 Total
                                          --------------------------   --------------------------   ---------------------------
                                              Fair        Unrealized       Fair        Unrealized       Fair        Unrealized
                                              Value         Losses         Value         Losses         Value         Losses
                                          ------------   -----------   ------------   -----------   ------------   ------------
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies              $ 15,701,224   $   298,777   $          0   $         0   $ 15,701,224   $    298,777
Debt securities issued by states
   of the United States and political
   subdivisions of the states               43,327,439     6,032,499      6,381,562     1,920,858     49,709,001      7,953,357
Mortgage-backed securities                  24,195,458     2,513,223      5,570,852       537,902     29,766,310      3,051,125
                                          ------------   -----------   ------------   -----------   ------------   ------------
Total temporarily impaired securities     $ 83,224,121   $ 8,844,499   $ 11,952,414   $ 2,458,760   $ 95,176,535   $ 11,303,259
                                          ============   ===========   ============   ===========   ============   ============

                                                                            December 31, 2007
                                          --------------------------------------------------------------------------------------
                                              Less than 12 Months          12 Months or Longer                  Total
                                          --------------------------   --------------------------   ----------------------------
                                              Fair        Unrealized       Fair        Unrealized        Fair        Unrealized
                                              Value         Losses         Value         Losses          Value         Losses
                                          ------------   -----------   ------------   -----------   -------------  -------------
Preferred stock                           $          0   $         0   $  1,825,270   $ 1,149,730   $   1,825,270   $  1,149,730
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies                 8,963,668        20,009     33,518,205       350,321      42,481,873        370,330
Debt securities issued by states of the
   United States and political
   subdivisions of the states               46,754,407     1,684,443      1,314,923        55,230      48,069,330      1,739,673
Mortgage-backed securities                   4,501,563        48,263     20,534,104       408,364      25,035,667        456,627
                                          ------------   -----------   ------------   -----------   -------------  -------------
Total temporarily impaired securities     $ 60,219,638   $ 1,752,715   $ 57,192,502   $ 1,963,645   $ 117,412,140   $  3,716,360
                                          ============   ===========   ============   ===========   =============  =============

Securities exhibiting unrealized losses are analyzed to determine that the impairments are not other-than-temporary and the following information is considered. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agency securities, which have a significant impact in financial markets, have minimal credit risk. The unrealized losses at December 31, 2008 are mainly attributable to changes in market interest rates and current market inefficiencies. As Company management has the ability and intent to hold securities until anticipated recovery to cost basis occurs, no declines are deemed to be other than temporary.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                       2008            2007
                                                  -------------   -------------
Commercial, financial and agricultural            $  20,784,842   $  20,629,467
Real estate - construction and land development      33,342,610      28,927,954
Real estate - residential                           177,048,233     158,599,546
Real estate - commercial                             62,796,469      53,822,693
Consumer                                              5,551,172       8,004,931
Other                                                   174,965         376,257
                                                  -------------   -------------
                                                    299,698,291     270,360,848
Deferred costs, net                                     393,228         305,935
Unearned income                                             (61)           (615)
Allowance for loan losses                            (2,724,024)     (2,474,893)
                                                  -------------   -------------
   Net loans                                      $ 297,367,434   $ 268,191,275
                                                  =============   =============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were loan customers of the Bank during 2008. Total loans to such persons and their companies amounted to $1,146,982 as of December 31, 2008. During 2008, principal advances of $696,784 were made and repayments totaled $293,964 on such loans.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                       2008            2007
                                                  -------------   -------------
Balance at beginning of period                    $   2,474,893   $   2,474,118
Provision for loan losses                             1,279,099               0
Recoveries of loans previously charged off               45,050         103,564
Loans charged off                                    (1,075,018)       (102,789)
                                                  -------------   -------------
Balance at end of period                          $   2,724,024   $   2,474,893
                                                  =============   =============

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                       2008            2007
                                                  -------------   -------------

Total nonaccrual loans                            $   5,074,619   $   1,007,890
                                                  =============   =============

Accruing loans which are 90 days or more
   overdue                                        $      99,982   $     816,581
                                                  =============   =============

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows as of December 31:

                                                           2008                       2007
                                                 ------------------------   ------------------------
                                                 Recorded      Related      Recorded      Related
                                                 Investment    Allowance    Investment    Allowance
                                                 In Impaired   For Credit   In Impaired   For Credit
                                                 Loans         Losses       Loans         Losses
                                                 -----------   ----------   -----------   ----------
Loans for which there is a related allowance
   for credit losses                             $   797,467   $   82,592   $         0   $        0
Loans for which there is no related allowance
   for credit losses                               3,709,479            0             0            0
                                                 -----------   ----------   -----------   ----------
      Totals                                     $ 4,506,946   $   82,592   $         0   $        0
                                                 ===========   ==========   ===========   ==========

Average recorded investment in impaired loans
   during the year ended December 31             $ 3,674,242                $         0
                                                 ===========                ===========

Related amount of interest income recognized during the time, in the year ended
   December 31, that the loans were impaired

      Total recognized                           $    16,234                $         0
                                                 ===========                ===========
      Amount recognized using a cash-basis
         method of accounting                    $    16,234                $         0
                                                 ===========                ===========

In 2008 and 2007, the Bank capitalized mortgage-servicing rights totaling $132,437 and $59,882 respectively, and amortized $131,806 and $171,034, respectively. The balance of capitalized mortgage servicing rights included in other assets at December 31, 2008 and 2007 was $108,685 and $225,669, respectively.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

                                                               2008       2007
                                                            ---------   -------
Balance, beginning of year                                  $     814   $ 1,451
Additions                                                     127,648     2,451
Reductions                                                    (10,033)   (3,088)
                                                            ---------   -------
Balance, end of year                                        $ 118,429   $   814
                                                            =========   =======

The fair value of the mortgage servicing rights was $134,547 and $562,911 as of December 31, 2008 and 2007, respectively.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others was $54,072,990 and $48,696,731 at December 31, 2008 and 2007, respectively.

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                        2008           2007
                                                    ------------   ------------
Land                                                $    775,844   $    775,844
Buildings                                              6,619,537      6,281,851
Furniture and equipment                                3,822,961      3,385,608
                                                    ------------   ------------
                                                      11,218,342     10,443,303
Accumulated depreciation and amortization             (4,094,671)    (3,640,105)
                                                    ------------   ------------
                                                    $  7,123,671   $  6,803,198
                                                    ============   ============

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2008 and 2007 was $39,334,415 and $36,440,424,
respectively.

There were no brokered time deposits outstanding as of December 31, 2008. The aggregate amount of brokered time deposits as of December 31, 2007 was $14,681,000. Brokered time deposits are not included in time deposit accounts in denominations of $100,000 or more above.

For time deposits as of December 31, 2008, the scheduled maturities for years ended December 31, are as follows:

                      2009                   $  73,026,261
                      2010                      33,851,618
                      2011                       9,159,329
                      2012                       1,882,833
                      2013                       7,599,798
                                             -------------
                                             $ 125,519,839
                                             =============

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest were deposit customers of the Bank during 2008. Total deposits of such persons and their companies amounted to $1,973,772 and $1,847,657 as of December 31, 2008 and 2007, respectively.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

The securities sold under agreements to repurchase as of December 31, 2008 are securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of bonds and mortgage-backed securities issued by Government-sponsored enterprises. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2008, and thereafter, are summarized as follows:

                2009                         $ 23,495,766
                2010                            3,551,427
                2011                           12,196,777
                2012                            6,635,584
                2013                           11,569,201
                Thereafter                     30,410,661
                Fair value adjustment              54,251
                                             ------------
                                             $ 87,913,667
                                             ============

As of December 31, 2008, the following advances from the FHLB were redeemable at par at the option of the FHLB:

      MATURITY DATE      OPTIONAL REDEMPTION DATE                      AMOUNT
      -------------      ------------------------                   ------------
        4/27/2009           1/26/2009                               $    500,000
        4/27/2009           1/26/2009                                    500,000
         2/8/2010              2/6/2009 and quarterly thereafter         600,000
       12/15/2010           3/16/2009 and quarterly thereafter           800,000
       12/20/2010           3/20/2009 and quarterly thereafter           500,000
        2/28/2011           2/26/2009 and quarterly thereafter        10,000,000
         3/1/2011              3/2/2009 and quarterly thereafter         500,000
         3/2/2012              3/2/2009 and quarterly thereafter       5,000,000
       12/16/2013           3/16/2009 and quarterly thereafter        10,000,000
       12/12/2016           3/12/2009 and quarterly thereafter        15,000,000
        7/31/2017              2/2/2009 and quarterly thereafter       6,000,000
         7/2/2018              6/30/2011                               7,000,000

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

At December 31, 2008, the interest rates on FHLB advances ranged from .0625 percent to 6.30 percent. At December 31, 2008, the weighted average interest rate on FHLB advances was 3.35 percent.

NOTE 9 - EMPLOYEE BENEFITS
--------------------------

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

The following tables set forth information about the plan as of December 31, and the years then ended, using a measurement date of December 31:

                                                        2008           2007
                                                    ------------   ------------
Change in projected benefit obligation:
   Benefit obligation at beginning of year          $  6,359,101   $  6,027,929
   Actuarial gain                                       (266,905)      (229,821)
   Service cost                                          403,808        437,740
   Interest cost                                         366,950        342,022
   Benefits paid                                        (187,408)      (218,769)
                                                    ------------   ------------
         Benefit obligation at end of year             6,675,546      6,359,101
                                                    ------------   ------------

Change in plan assets:
   Plan assets at estimated fair value at
      beginning of year                                5,800,945      5,016,664
   Actual return on plan assets                       (1,236,871)       503,050
   Contributions by employer                             500,000        500,000
   Benefits paid                                        (187,408)      (218,769)
                                                    ------------   ------------
         Fair value of plan assets at end of year      4,876,666      5,800,945
                                                    ------------   ------------

      Funded status and recognized liability
         included in other liabilities on the
            balance sheet                           $ (1,798,880)  $   (558,156)
                                                    ============   ============

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of:

                                                            December 31,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------

Net loss                                            $  2,935,986   $  1,583,889
Prior service cost                                            18            910
                                                    ------------   ------------
                                                    $  2,936,004   $  1,584,799
                                                    ============   ============

The accumulated benefit obligation for the plan was $4,958,716 and $4,602,777 at December 31, 2008 and 2007, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for 2008 and 2007. The rate of increase in future compensation levels was based on the following graded table for 2008 and 2007:

                AGE                          RATE
                ---                          -----
                25                           4.75%
                35                           4.25%
                45                           3.75%
                55                           3.25%
                65                           3.00%

Components of net periodic cost are as follows for the years ended December 31:

                                                        2008           2007
                                                    ------------   ------------
Service cost                                        $    403,808   $    437,740
Interest cost on benefit obligation                      366,950        342,022
Expected return on plan assets                          (426,992)      (368,942)
Amortization of prior service cost                           892            893
Recognized net loss                                       44,861         68,236
                                                    ------------   ------------
         Net periodic benefit cost                       389,519        479,949
                                                    ------------   ------------

Other changes in plan assets and benefit
   obligations recognized in other
   comprehensive loss:
Net actuarial loss (gain)                              1,396,958       (363,929)
Amortization of net loss                                 (44,861)       (68,236)
Prior service cost                                          (892)          (893)
                                                    ------------   ------------
Total recognized in other comprehensive loss           1,351,205       (433,058)
                                                    ------------   ------------
Total recognized in net periodic cost and other
   comprehensive loss                               $  1,740,724   $     46,891
                                                    ============   ============

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2009 are $123,150 and $18, respectively.

The discount rate used to determine the net periodic benefit cost was 6.00% for 2008 and 2007; and the expected return on plan assets was 7.50% for 2008 and 2007.

The graded table above was also used for the rate of compensation increase in determining the net periodic benefit cost in 2008 and 2007.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2008. In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 55% equity and 40% fixed income and 5% cash equivalents. The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 7.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

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

The Bank's pension plan asset allocations by asset category are as follows:

                                                    December 31, 2008       December 31, 2007
                                                  ---------------------   ---------------------
               Asset Category                      Fair Value   Percent    Fair Value   Percent
-----------------------------------------------   -----------   -------   -----------   -------
Equity securities                                 $ 2,899,682      59.5%  $ 3,407,281      58.7%
U.S. Government treasury and agency securities        517,327      10.6     1,252,945      21.6
Corporate bonds                                       560,643      11.5       122,687       2.1
Mutual funds                                          266,438       5.5       296,365       5.1
Money market mutual funds                             566,812      11.6       617,567      10.7
Certificates of deposit                                65,764       1.3       104,100       1.8
                                                  -----------   -------   -----------   -------
   Total                                          $ 4,876,666     100.0%  $ 5,800,945     100.0%
                                                  ===========   =======   ===========   =======

There were no securities of the Bancorp and related parties included in plan assets as of December 31, 2008 and 2007.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and, in the aggregate, the five years thereafter:

                2009                             $ 1,109,000
                2010                                 212,000
                2011                                 117,000
                2012                                 304,000
                2013                                 356,000
                2014 - 2018                        2,809,000

The Bank expects to make a contribution of $485,000 in 2009.

The Bank offers a 401(k) Plan to eligible  employees.  Under the Plan,  eligible
participants   may   contribute  a  percentage  of  their  pay  subject  to  IRS limitations. The Bank may make discretionary contributions to the Plan.

Effective September 1, 2006, the 401(k) Plan was amended to provide that employees hired or rehired after September 1, 2006 are not eligible to participate in the plan. The Bank has established a second 401(k) Plan to provide a discretionary match to employees hired or rehired on or after September 1, 2006 who satisfy certain eligibility requirements.

The Bank's contribution expense for the 401(k) Plans in the years ended December 31, 2008 and 2007 amounted to $105,000 and $99,983, respectively. Discretionary contributions vest in full after five years.

The Bank entered into a Supplemental Retirement Plan Agreement with its Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $163,281 and $90,641 at December 31, 2008 and 2007, respectively. The related expense amounted to $72,640 and $12,643 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, fifteen of the Bank's officers have a change in control agreement (agreement) with the Bank. The agreements provide that if, within twelve (12) months after a "change-in-control" has occurred, the officer's employment terminates or is reassigned under defined circumstances, then the Bank and/or its successor shall pay the officer a lump sum amount equal to the officer's most recent aggregate base salary paid in the twelve (12) month period immediately preceding his or her termination or reassignment, less amounts previously paid from the date of "change in control." See Note 22, Subsequent Events.

In 2008, the Company adopted EITF Issue 06-4 and recognized a liability for the Company's future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principle as a cumulative effect adjustment to retained earnings of $283,065. The total liability for the arrangements included in other liabilities was $325,470 at December 31, 2008. Expense under this arrangement was $42,405 for 2008.

NOTE 10 - INCOME TAX (BENEFIT) EXPENSE
--------------------------------------

The components of income tax (benefit) expense are as follows for the years ended December 31:

                                                           2008         2007
                                                        -----------   ---------
Current:
   Federal                                              $   398,088   $ 774,753
   State                                                    118,198      60,468
                                                        -----------   ---------
                                                            516,286     835,221
                                                        -----------   ---------
Deferred:
   Federal                                               (1,016,671)     24,785
   State                                                          0           0
   Change in valuation allowance                             79,100      10,000
                                                        -----------   ---------
                                                           (937,571)     34,785
                                                        -----------   ---------
      Total income tax (benefit) expense                $  (421,285)  $ 870,006
                                                        ===========   =========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                                              2008        2007
                                                             ------      ------
                                                              % of        % of
                                                             Income      Income
                                                             ------      ------
Federal income tax at statutory rate                           34.0%       34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income and dividends received deduction        (135.4)      (19.1)
   Other items                                                 16.9         2.6
State tax, net of federal tax benefit                          11.4         0.9
Change in valuation allowance                                  11.6         0.2
                                                             ------      ------
      Effective tax rates                                     (61.5)%      18.6%
                                                             ======      ======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                         2008          2007
                                                     ------------   -----------
Deferred tax assets:
   Allowance for loan losses                         $    703,472   $   618,527
   Interest on non-performing loans                       135,288        22,710
   Accrued deferred compensation                           55,284        30,584
   Post-retirement benefits                                21,420        22,440
   Other real estate owned property write-down             22,100        22,100
   Capital loss carry forward                             349,266       398,191
   Unrecognized pension expense - FASB No. 158            998,241       538,832
   Write-down of securities                             1,004,827             0
   Net unrealized holding loss on
      available-for-sale securities                     3,589,424     1,170,748
                                                     ------------   -----------
      Gross deferred tax assets                         6,879,322     2,824,132
      Valuation allowance                                (349,266)     (270,166)
                                                     ------------   -----------
                                                        6,530,056     2,553,966
                                                     ------------   -----------
Deferred tax liabilities:
   Deferred loan costs, net                              (133,698)     (104,018)
   Goodwill and core deposit intangible asset            (682,255)     (662,257)
   Accelerated depreciation                            (1,039,137)     (957,538)
   Mark-to-market purchase accounting adjustments         (54,571)      (23,204)
   Mortgage servicing rights                              (36,953)      (76,728)
   Prepaid pension                                       (386,623)     (349,059)
                                                     ------------   -----------
      Gross deferred tax liabilities                   (2,333,237)   (2,172,804)
                                                     ------------   -----------
Net deferred tax asset                               $  4,196,819   $   381,162
                                                     ============   ===========

As of December 31, 2008, the Company had no operating loss and tax credit carryovers for tax purposes.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the reversal of deferred tax liabilities and generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon such information, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the valuation allowance provided, as of December 31, 2008.

The Company adopted FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48) as of December 31, 2008. It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There was no effect on the Company's balance sheet or income statement from adoption of FIN 48.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

Commitments

The Bank has entered into an agreement with a third party in which the third party is to provide the Bank with account processing services and other miscellaneous services. Under the agreement, the Bank is obligated to pay monthly processing fees through August 5, 2010. In the event the Bank chooses to cancel the agreement prior to the end of the contract term a lump sum termination fee will have to be paid. The fee shall be calculated as the average monthly billing, exclusive of pass through costs for the past twelve months, multiplied by the number of months and any portion of a month remaining in the contract term.

Contingent Liabilities

The Bank individually and in its capacity as a former Co-trustee of a Revocable Trust (Trust), has been named as a defendant in litigation currently pending in Connecticut Complex Litigation Docket in Stamford, CT (Action).

The Action involves a dispute over title to certain real property located in Westport, Connecticut that was conveyed by the grantor to the Trust on or about August 8, 2007. Subsequent to this conveyance, the Bank granted a loan of $3,386,609 to the Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport property. The underlying loan is outstanding as of December 31, 2008.

The gravamen of the plaintiff's claim in the Action is that he had an interest in the Westport real property transferred to the

Trust of which he was wrongfully divested on account of the actions of the defendants. In the Action, the plaintiff seeks to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

In addition to the mortgage on the property, the Bank, at the time of the financing referenced above, acquired a lender's title insurance policy from the Chicago Title and Insurance Company, which is providing a defense to the Bank under a reservation of rights. The Bank denies any wrongdoing and is actively defending the case. The Bank has filed a motion to dismiss and/or stay the lawsuit pending resolution of a parallel action pending in New York Surrogate's Court to which the Bank is not a party. No discovery has been taken to date. At this time, the Company is unable to reasonably evaluate the likely outcome of the Action, or to reasonably estimate the amount of any potential loss, if any.

NOTE 12 - FAIR VALUE MEASUREMENTS
---------------------------------

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value for December 31, 2008.

The Company's cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company's investments in debt securities and mortgage-backed securities available-for-sale are generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument's terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

The following summarizes assets measured at fair value for the period ending December 31, 2008.

Assets measured at Fair Value on a recurring basis:

                                             Fair Value Measurements at Reporting Date Using:
                                 ------------------------------------------------------------------------
                                                      Quoted Prices in       Significant      Significant
                                                     Active Markets for   Other Observable   Unobservable
                                                      Identical Assets         Inputs           Inputs
                                 December 31, 2008        Level 1              Level 2          Level 3
                                 -----------------   ------------------   ----------------   ------------
Securities available-for-sale        $ 150,526,964             $ 19,635      $ 148,747,605   $  1,759,724
Impaired loans                             714,875                    0            714,875              0
                                     -------------             --------      -------------   ------------
      Totals                         $ 151,241,839             $ 19,635      $ 149,462,480   $  1,759,724
                                     =============             ========      =============   ============

                                                               Fair Value Measurements
                                                        Using Significant Unobservable Inputs
                                                                       Level 3
                                                        -------------------------------------
                                                        Available-for-Sale
                                                            Securities               Total
                                                        ------------------        -----------
Beginning balance January 1, 2008                          $  1,700,281           $ 1,700,281
   Total gains or losses (realized/unrealized)
      Included in earnings
      Included in other comprehensive loss                     (674,335)             (674,335)
   Amortization of securities, net                               (6,287)               (6,287)
   Transfers in and/or out of Level 3                           740,065               740,065
                                                           ------------           -----------
   Ending balance, December 31, 2008                       $  1,759,724           $ 1,759,724
                                                           ============           ===========

The amount of total gains or losses for the
   period included in earnings attributable to
   the change in unrealized gains or losses relating
   to assets still held at the reporting date              $          0           $         0
                                                           ============           ===========

The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                    2008                            2007
                                       -----------------------------   -----------------------------
                                          Carrying         Fair           Carrying         Fair
                                           Amount          Value           Amount          Value
                                       -------------   -------------   -------------   -------------
Financial assets:
   Cash and cash equivalents           $   9,659,803   $   9,659,803   $  15,178,195   $  15,178,195
   Available-for-sale securities         150,526,964     150,526,964     147,377,154     147,377,154
   Held-to-maturity securities                66,443          66,502          70,798          71,435
   Federal Home Loan Bank stock            5,323,000       5,323,000       5,176,100       5,176,100
   Loans held-for-sale                     2,314,250       2,330,092         120,000         121,403
   Loans, net                            297,367,434     287,062,745     268,191,275     264,217,484
   Accrued interest receivable             2,704,385       2,704,385       2,538,607       2,538,607

Financial liabilities:
   Deposits                            $ 344,925,232   $ 346,035,072   $ 317,741,269   $ 318,498,739
   Securities sold under agreements
      to repurchase                       11,203,289      11,203,289               0               0
   FHLB advances                          87,913,667      90,205,661      95,011,155      95,183,700
   Due to broker                           7,631,919       7,631,919               0               0

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 13 - FINANCIAL INSTRUMENTS
-------------------------------

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2008 and 2007, the maximum potential amount of the Bank's obligation was $2,800 and $12,800, respectively, for financial and standby letters of credit. The Bank's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

The amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                         2008          2007
                                                    ------------   ------------
Commitments to originate loans                      $  5,450,832   $  9,002,416
Standby letters of credit                                  2,800         12,800
Unadvanced portions of loans:
   Home equity                                        25,496,268     26,511,813
   Commercial lines of credit                         10,423,342     10,482,619
   Construction                                        4,740,207      6,178,958
   Consumer                                            1,745,694      7,129,237
                                                    ------------   ------------
                                                    $ 47,859,143   $ 59,317,843
                                                    ============   ============

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

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

NOTE 15 - REGULATORY MATTERS
----------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The

Company's and the Bank's actual capital amounts and ratios are also presented in the table.

There are no conditions or events since that notification that management believes have changed the Bank's categorization.

                                                                                       To Be Well
                                                                                       Capitalized Under
                                                                   For Capital         Prompt Corrective
                                                    Actual         Adequacy Purposes   Action Provisions
                                               -----------------   -----------------   ------------------
                                                Amount     Ratio    Amount     Ratio    Amount     Ratio
                                               --------   ------   --------    -----   --------   -------
                                                            (Dollar amounts in thousands)
As of December 31, 2008:
   Total Capital (to Risk Weighted Assets)
      Consolidated                             $ 39,610    11.59%  $ 27,336    >=8.0%       N/A
      Salisbury Bank and Trust Company           38,593    11.34     27,233    >=8.0    $34,042   >=10.0%

   Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                               36,851    10.78     13,668    >=4.0        N/A
      Salisbury Bank and Trust Company           35,835    10.53     13,617    >=4.0     20,425   >=6.0

   Tier 1 Capital (to Average Assets)
      Consolidated                               36,851     7.74     19,049    >=4.0        N/A
      Salisbury Bank and Trust Company           35,835     7.52     19,049    >=4.0     23,811   >=5.0

As of December 31, 2007:
   Total Capital (to Risk Weighted Assets)
      Consolidated                             $ 39,545    15.00%  $ 21,087    >=8.0%       N/A
      Salisbury Bank and Trust Company           38,683    14.69     21,069    >=8.0    $26,336   >=10.0%

   Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                               37,070    14.06     10,544    >=4.0        N/A
      Salisbury Bank and Trust Company           36,174    13.74     10,534    >=4.0     15,801   >=6.0

   Tier 1 Capital (to Average Assets)
      Consolidated                               37,070     8.24     17,988    >=4.0        N/A
      Salisbury Bank and Trust Company           36,174     8.06     17,945    >=4.0     22,431   >=5.0

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

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner's approval is required for dividend payments which exceed the current year's net profits and retained net profits from the preceding two years. As of December 31, 2008, the Bank may declare dividends to Bancorp in an amount not to exceed $3,475,791.

NOTE 16 - DIRECTORS STOCK RETAINER PLAN
---------------------------------------

At the 2001 annual meeting the shareholders of Bancorp voted to approve the Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (Plan). This Plan provides non-employee directors of the Company with shares of restricted stock of Bancorp as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Plan is 15,000. The first grant date under this Plan preceded the 2002 annual meeting of stockholders. Each director whose term of office begins with or continues after the date the Plan was approved by the stockholders is issued an annual stock retainer consisting of 120 shares of fully vested restricted common stock of Bancorp. In 2008 and 2007, 840 shares were issued under the Plan and the related compensation expense amounted to $27,720 and $30,450, respectively.

NOTE 17 - ACQUISITION
---------------------

On August 1, 2007, the Bank opened a full service branch office in Dover Plains, New York. The opening of the branch reflects consummation on July 31, 2007 of the purchase of a branch office in Mt. Vernon, New York by the Bank pursuant to the Purchase and Assumption Agreement dated October 3, 2006 by and between the Bank and New York Community Bank. Such branch was relocated to Dover Plains, New York and opened for business August 1, 2007.

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

NOTE 18 - GOODWILL AND INTANGIBLE ASSETS
----------------------------------------

The Company's assets as of December 31, 2008 and 2007 include goodwill of $2,357,884 relating to the purchase of a branch of a bank in 2001 and $7,151,421 of additional goodwill from the 2004 merger with Canaan National Bancorp, Inc. In 2007, the Company recorded $319,407 of additional goodwill from the purchase of a branch of a bank in Mt. Vernon, NY. See Note 17.

The Company evaluated its goodwill and intangible assets as of December 31, 2008 and 2007 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

                                                                     As of December 31, 2008
                                                           ------------------------------------------
                                                              Gross                           Net
                                                             Carrying     Accumulated      Carrying
                                                              Amount      Amortization      Amount
                                                           -----------    ------------    -----------
Core deposit intangible-People's Bank branch purchase      $   888,606    $    498,418    $   390,188

Core deposit intangible-Canaan National merger               1,191,279         416,399        774,880
                                                           -----------    ------------    -----------

      Total                                                $ 2,079,885    $    914,817    $ 1,165,068
                                                           ===========    ============    ===========

                                                                     As of December 31, 2007
                                                           ------------------------------------------
                                                              Gross                           Net
                                                             Carrying     Accumulated      Carrying
                                                              Amount      Amortization      Amount
                                                           -----------    ------------    -----------
Core deposit intangible-People's Bank branch purchase      $   888,606    $    430,064    $   458,542

Core deposit intangible-Canaan National merger               1,191,279         320,538        870,741
                                                           -----------    ------------    -----------

      Total                                                $ 2,079,885    $    750,602    $ 1,329,283
                                                           ===========    ============    ===========

Amortization expense was $164,215 and $164,216, respectively, for the years ending December 31, 2008 and 2007. Amortization is being calculated on a straight-line basis.

Estimated amortization expense for each of the five years succeeding 2008 and thereafter is as follows:

            2009                                     $   164,216
            2010                                         164,216
            2011                                         164,216
            2012                                         164,216
            2013                                         164,216
            Thereafter                                   343,988
                                                     -----------
                                                     $ 1,165,068
                                                     ===========

NOTE 19 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following condensed financial statements are for Salisbury Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the Consolidated Financial Statements of Salisbury Bancorp, Inc. and Subsidiary.

                             SALISBURY BANCORP, INC.
                             -----------------------
                              (Parent Company Only)
                                 BALANCE SHEETS
                                 --------------
                           December 31, 2008 and 2007
                           --------------------------

                                                                2008           2007
                                                            ------------   ------------
ASSETS
------
Money market mutual funds                                   $  1,476,999   $  1,340,891
Cash in Salisbury Bank and Trust Company                             709          6,316
                                                            ------------   ------------
         Cash and cash equivalents                             1,477,708      1,347,207
Investment in subsidiary                                      37,923,873     44,668,437
Other assets                                                       9,792          2,910
                                                            ------------   ------------
         Total assets                                       $ 39,411,373   $ 46,018,554
                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Dividends payable                                           $    472,041   $    454,956
                                                            ------------   ------------
         Total liabilities                                       472,041        454,956
Total shareholders' equity                                    38,939,332     45,563,598
                                                            ------------   ------------
         Total liabilities and shareholders' equity         $ 39,411,373   $ 46,018,554
                                                            ============   ============

                             SALISBURY BANCORP, INC.
                             -----------------------
                              (Parent Company Only)
                              STATEMENTS OF INCOME
                              --------------------
                     Years Ended December 31, 2008 and 2007
                     --------------------------------------

                                                                2008           2007
                                                            ------------   ------------
Dividend income from subsidiary                             $  2,000,000   $  1,920,000
Taxable interest on securities                                    16,452         48,487
                                                            ------------   ------------
                                                               2,016,452      1,968,487
                                                            ------------   ------------

Professional fees                                                 10,756         33,950
Supplies and printing                                              4,900            380
Other expense                                                     30,082         22,716
                                                            ------------   ------------
                                                                  45,738         57,046
                                                            ------------   ------------
Income before income tax benefit and equity in
   net (loss) income of subsidiary                             1,970,714      1,911,441
Income tax benefit                                                (9,792)        (2,909)
                                                            ------------   ------------
Income before equity in net (loss) income of subsidiary        1,980,506      1,914,350
Equity in net (loss) income of subsidiary                       (874,625)     1,885,698
                                                            ------------   ------------
         Net income                                         $  1,105,881   $  3,800,048
                                                            ============   ============

                             SALISBURY BANCORP, INC.
                             -----------------------
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Years Ended December 31, 2008 and 2007
                     --------------------------------------

                                                                   2008           2007
                                                               -----------    -----------
Cash flows from operating activities:
   Net income                                                  $ 1,105,881    $ 3,800,048
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Equity in net loss (income) of subsidiary                       874,625     (1,885,698)
   (Increase) decrease in taxes receivable                          (6,882)         2,559
   Issuance of shares for Directors' fees                           27,720         30,450
                                                               -----------    -----------

   Net cash provided by operating activities                     2,001,344      1,947,359
                                                               -----------    -----------
Cash flows from financing activities:
   Dividends paid                                               (1,870,843)    (1,802,527)
                                                               -----------    -----------

   Net cash used in financing activities                        (1,870,843)    (1,802,527)
                                                               -----------    -----------

Net increase in cash and cash equivalents                          130,501        144,832
Cash and cash equivalents at beginning of year                   1,347,207      1,202,375
                                                               -----------    -----------
Cash and cash equivalents at end of year                       $ 1,477,708    $ 1,347,207
                                                               ===========    ===========

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2008 and 2007 follows:

                                         (In thousands, except earnings per share)
                                                     2008 Quarters Ended
                                         ------------------------------------------
                                         March 31    June 30    Sept. 30    Dec. 31
                                         --------    -------    --------    -------
Interest and dividend income             $  6,668    $ 6,591    $  6,712    $ 6,586
Interest expense                            3,008      2,710       2,587      2,520
                                         --------    -------    --------    -------
   Net interest and dividend income         3,660      3,881       4,125      4,066
Provision for loan losses                      60        110         520        589
Other income (charge)                       1,433      1,153      (1,345)     1,000
Other expense                               3,651      3,696       3,835      4,827
                                         --------    -------    --------    -------
   Income (loss) before income taxes        1,382      1,228      (1,575)      (350)
Income tax expense (benefit)                  301        245         337     (1,304)
                                         --------    -------    --------    -------
   Net income (loss)                     $  1,081    $   983    $ (1,912)   $   954
                                         ========    =======    ========    =======

Earnings (loss) per common share         $    .64    $   .58    $  (1.13)   $   .57
                                         ========    =======    ========    =======

                                         (In thousands, except earnings per share)
                                                     2007 Quarters Ended
                                         ------------------------------------------
                                         March 31    June 30    Sept. 30    Dec. 31
                                         --------    -------    --------    -------
Interest and dividend income             $  6,437    $ 6,360    $  6,602    $ 6,753
Interest expense                            3,071      2,997       3,167      3,197
                                         --------    -------    --------    -------
   Net interest and dividend income         3,366      3,363       3,435      3,556
Provision for loan losses                       0          0           0          0
Other income                                1,124      1,115       1,060      1,165
Other expense                               3,319      3,305       3,401      3,489
                                         --------    -------    --------    -------
   Income before income taxes               1,171      1,173       1,094      1,232
Income tax expense                            237        224         177        232
                                         --------    -------    --------    -------
   Net income                            $    934    $   949    $    917    $ 1,000
                                         ========    =======    ========    =======

Earnings per common share                $    .55    $   .56    $    .54    $   .59
                                         ========    =======    ========    =======

NOTE 22 - SUBSEQUENT EVENT
--------------------------

On November 13, 2008, the Company applied for participation in the Treasury TARP CPP under the EESA and the rules and regulations promulgated thereunder (collectively, the Act). On January 7, 2009, the Treasury preliminarily approved the Company's application in the amount of $8,816,000. At the time of Treasury preliminary approval, the Company's Certificate of Incorporation did not permit the issuance of preferred stock. A Special Meeting of Shareholders of the Company was held on March 10, 2009, and Shareholders voted to approve an amendment to the Company's Certificate of Incorporation to authorize a class of 25,000 shares of preferred stock, par value $0.01 per share.

The Company closed the TARP CPP transaction on March 13, 2009 in the amount of $8,816,000. The Company issued to the Treasury 8,816 shares of Preferred Stock together with a warrant to purchase 57,671 shares of Company common stock at $22.93 per share, which warrant, if exercised in full, would dilute the percentage ownership of the holders of Company common stock by approximately 3.3%. If the Company redeems all of the shares of Preferred Stock, it has first refusal rights to buy back the warrant or the shares received upon exercise of the warrant at their fair market value if they are then held by the Treasury. As a condition of the closing, the Company amended the change in control agreements described in Note 9. The amendment prohibits any payments relating to the change in control agreements to the specified officers during the period in which any obligation arising under the TARP CPP remains outstanding.

The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Company's common stock in the payment of dividends or upon liquidation. The Preferred Stock purchased by the Treasury pays a cumulative dividend rate of 5% per annum for the first five years it is outstanding and thereafter at a rate of 9% per annum. The Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Preferred Stock and in the event the Company is in arrears on six quarterly dividend payments on the Preferred Stock, in which case, the holder of the Preferred Stock may elect two directors to the Company's Board of Directors until all dividends have been paid in full for four consecutive quarterly dividends. The Preferred Stock may be redeemed by the Company at 100% of its issue price plus any accrued and unpaid dividends. The Treasury's consent will be required for any increase in Company common stock dividends per share or any repurchase of Company common stock until the earlier of the third anniversary of the date of the investment or the transfer by the Treasury of all of the shares of Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, the Company and the Bank have had no changes in or disagreements with independent accountants on accounting and financial disclosure matters.

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of December 31, 2008, as required by Rule 13a-15(b) of the Exchange Act, the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 1, 2007, the Bank, by mutual agreement, entered Change of Control Agreements (Agreements) with the following officers of the Bank: John F. Perotti, Richard J. Cantele, Jr., John F. Foley, Todd M. Clinton, Diane E.R. Johnstone, Joseph C. Law, Lana J. Morrison, Sharon A. Pilz, Geoffrey A. Talcott, Melanie K. Neely, Gerard J. Baldwin, Darrell S. Long, Elizabeth A. Summerville, Diane Farrell and Roberta Reed (Executives).

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

As an institution participating in the TARP CPP, the Company and its executives modified the Company's change in control agreements to preclude the possibility that a golden parachute payment could be made by the Company that may violate the new limits on executive compensation, which were enacted as part of the ARRA, which amended the EESA. The Company is pleased that each officer of the Company, who is a party to a change in control agreement with the Company, voluntarily agreed to such changes in order to enable the Company to participate in the TARP CPP. A form of these Agreements was filed on March 28, 2009 on Form 8-K. See also Notes 9 and 22 of the Notes to Consolidated Financial Statements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors and Executive Officers of the Registrant required by this Item pursuant to Item 401 of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Election of Directors" and "Executive Officers," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act, as amended, is omitted from this report on Form 10-K and is contained in the Bank's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K under the Section "Section 16(a) Beneficial Ownership Reporting Compliance," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which shareholders may recommend nominees to the Board, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Deadline for Receipt of Shareholder Proposals," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding the audit committee and audit committee financial expert(s), respectively, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K , under the Section "Corporate Governance," and the information included therein is incorporated by reference.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of such Code of Ethics is available upon request to any person, without charge, by writing to John F. Foley, Chief Financial Officer and Secretary, Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, CT 06039.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item pursuant to Item 402 of Regulation S-K regarding Directors and Executive Compensation, including the Compensation Discussion & Analysis, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Board Compensation" and "Executive Compensation," and the information included therein is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item pursuant to Item 403 of Regulation S-K regarding Security Ownership of Certain Beneficial Owners and Management is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Security Ownership," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Equity Compensation Plan Information," and the information included therein is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Information required by this Item pursuant to Item 404 of Regulation S-K regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Certain Relationships and Related Transactions," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of directors is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Corporate Governance," and the information included therein is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item regarding Principal Accounting Fees and Services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Independent Public Accountants," and the information included therein is incorporated by reference.

Information required by this Item regarding pre-approval policies for audit and non-audit services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors," and the information included therein is incorporated by reference.

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

      2.    Financial Statement Schedules:

                  Such schedules are omitted because they are inapplicable or the information is included in the consolidated financial statements or notes thereto.

      3.    Exhibits Required by Item 601 of Regulation S-K:

              Exhibit No.    Description
              -----------    -----------
                 3.1         Certificate of Incorporation of Salisbury Bancorp, Inc. (1)
                 3.1.1       Amendment to Certificate of Incorporation of Salisbury Bancorp, Inc. (2)
                 3.1.2       Amendment to Certificate of Incorporation of Salisbury Bancorp, Inc. (3)
                 3.2         Bylaws of Salisbury Bancorp, Inc., as amended and restated as of March 13, 2009 (4)
                 4.1         Warrant to purchase Common Stock dated March 13, 2009 (5)
                 10          Amended and Restated Supplemental  Retirement Plan Agreement with John F. Perotti dated
                             January 25, 2008 (6)
                 10.2        Form of Change in Control Agreement with Executive Officers dated March 10, 2009 (7)
                 10.3        Form of First  Amendment to Change in Control  Agreement with Executive  Officers dated
                             March 13, 2009 (8)
                 10.3        Director Stock Retainer Plan (9)
                 11          Computation of Earnings per Share
                 21          Subsidiaries of the Company
                 31.1        Rule 13a-15(e) Certification
                 31.2        Rule 13a-15(e) Certification
                 32          Section 1350 Certifications

----------
(1) Exhibit was filed on April 23, 1998 as Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-50857) and is incorporated herein by reference.

(2) Exhibit was filed on March 11, 2009 as Exhibit 3.1 to Company's Current Report on Form 8-K and is incorporated herein by reference.

(3) Exhibit was filed on March 19, 2009 as Exhibit 3.1 to Company's Current Report Form 8-K and is incorporated herein by reference.

(4) Exhibit was filed on March 19, 2009 as Exhibit 3.2 to Company's Current Report on Form 8-K and is incorporated herein by reference.

(5) Exhibit was filed on March 19, 2009 as Exhibit 4.1 to Company's Current Report on Form 8-K and is incorporated herein by reference.

(6) Exhibit was filed on January 30, 2009 as Exhibit 10.1 to the Company's Current Report on Form 8-K and is incorporated herein by reference.

(7) Exhibit was filed on March 19, 2009 as Exhibit 10.1 to Company's Current Report on Form 8-K and is incorporated herein by reference.

(8) Exhibit was filed on March 19, 2009 as Exhibit 3.2 to Company's Current Report on Form 8-K and is incorporated herein by reference.

(9) Exhibit was filed on May 8, 2002 as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lakeville, Connecticut on March 27, 2009.

                                          SALISBURY BANCORP, INC.

                                          By:   /s/ John F. Perotti
                                             ----------------------
                                                John F. Perotti
                                                Chairman and
                                                Chief Executive Officer

                                          By:   /s/ John F. Foley
                                             ---------------------
                                                John F. Foley
                                                Chief Financial Officer,
                                                Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                               Date
---------                          -----                               ----

/s/ John F. Perotti                Chairman,                      March 27, 2009
--------------------------------   Chief Executive Officer
 (John F. Perotti)                 and Director

/s/ Louis E. Allyn, II             Director                       March 27, 2009
--------------------------------
(Louis E. Allyn, II)

/s/ John R. H. Blum                Director                       March 27, 2009
--------------------------------
(John R. H. Blum)

/s/ Louise F. Brown                Director                       March 27, 2009
--------------------------------
(Louise F. Brown)

/s/ Richard J. Cantele, Jr.        Director                       March 27, 2009
--------------------------------
(Richard J. Cantele, Jr.)

/s/ Robert S. Drucker              Director                       March 27, 2009
--------------------------------
(Robert S. Drucker)

/s/ Nancy F. Humphreys             Director                       March 27, 2009
--------------------------------
(Nancy F. Humphreys)

/s/ Holly J. Nelson                Director                       March 27, 2009
--------------------------------
(Holly J. Nelson)

/s/ Michael A. Varet               Director                       March 27, 2009
--------------------------------
(Michael A. Varet)