Form 10-Q
period 2009-03-31
SALISBURY BANCORP INC
filed 2009-05-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2009
                              ----------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ----------------------------


                         Commission file number 0-24751

                             Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Connecticut                                        06-1514263
-------------------------------                  -------------------------------
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

                                Yes [_]     No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2009, there were
                         1,685,861 shares outstanding.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION                                              Page



Item 1.  Financial Statements:                                                 3

         Condensed Consolidated Balance Sheets -March 31, 2009
         (unaudited) and December 31, 2008                                     4

         Condensed Consolidated Statements of Income -three months
         ended March 31, 2009 and 2008 (unaudited)                             5

         Condensed Consolidated Statements of Cash Flows -three months
         ended March 31, 2009 and 2008 (unaudited)                             6

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 4T. Controls and Procedures                                              19


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             20

Signatures                                                                    21

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                      March 31, 2009 and December 31, 2008
                      ------------------------------------


                                                                                  March 31,       December 31,
                                                                                    2009              2008
                                                                                    ----              ----
ASSETS                                                                           (unaudited)
------
Cash and due from banks                                                         $   5,836,264    $   7,082,317
Interest bearing demand deposits with other banks                                   1,764,606          900,487
Money market mutual funds                                                          10,267,027        1,476,999
Federal funds sold                                                                          0          200,000
                                                                                -------------    -------------
              Cash and cash equivalents                                            17,867,897        9,659,803
Investments in available-for-sale securities (at fair value)                      149,620,391      150,526,964
Investments in held-to-maturity securities (fair values of $65,443 as of
   March 31, 2009 and $66,502 as of December 31, 2008)                                 65,273           66,443
Federal Home Loan Bank stock, at cost                                               5,323,000        5,323,000
Loans held-for-sale                                                                   807,000        2,314,250
Loans, less allowance for loan losses of $3,005,139 as of March 31, 2009
   and $2,724,024 as of December 31, 2008                                         298,333,242      297,367,434
Investment in real estate                                                              75,000           75,000
Other real estate owned                                                               418,024          204,534
Premises and equipment                                                              8,275,831        7,123,671
Goodwill                                                                            9,828,712        9,828,712
Core deposit intangible                                                             1,124,014        1,165,068
Accrued interest receivable                                                         2,445,102        2,704,385
Cash surrender value of life insurance policies                                     3,949,827        3,824,653
Deferred taxes                                                                      5,283,496        4,196,819
Due from broker                                                                     1,314,582                0
Other assets                                                                        1,408,589        1,373,424
                                                                                -------------    -------------
           Total assets                                                         $ 506,139,980    $ 495,754,160
                                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                          $  63,448,689    $  65,479,271
   Interest-bearing                                                               303,314,838      279,445,961
                                                                                -------------    -------------
           Total deposits                                                         366,763,527      344,925,232
Securities sold under agreements to repurchase                                      9,081,236       11,203,289
Federal Home Loan Bank advances                                                    78,598,166       87,913,667
Due to broker                                                                               0        7,631,919
Other liabilities                                                                   5,439,507        5,140,721
                                                                                -------------    -------------
           Total liabilities                                                      459,882,436      456,814,828
                                                                                -------------    -------------
Shareholders' equity:
   Preferred stock, par value$.01 per share, authorized 25,000 shares; issued and outstanding 8,816 shares at March 31, 2009 and 0 shares at
    December 31, 2008.                                                                     88                0
   Common stock, par value $.10 per share; authorized 3,000,000 shares;
    issued and outstanding, 1,685,861 shares at March 31, 2009 and
    December 31, 2008                                                                 168,586          168,586
   Unused common stock warrants outstanding                                           111,998                0
     Paid-in capital                                                               21,861,797       13,157,883
     Retained earnings                                                             35,127,465       34,518,331
     Accumulated other comprehensive loss                                         (11,012,390)      (8,905,468)
                                                                                -------------    -------------
           Total shareholders' equity                                              46,257,544       38,939,332
                                                                                -------------    -------------
           Total liabilities and shareholders' equity                           $ 506,139,980    $ 495,754,160
                                                                                =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2009         2008
                                                                     ----         ----
Interest and dividend income:
     Interest and fees on loans                                   $4,509,670   $4,631,588
   Interest on debt securities:
     Taxable                                                       1,331,810    1,286,915
     Tax-exempt                                                      643,630      574,462
   Dividends on equity securities                                          0       78,248
   Other interest                                                      1,847       96,684
                                                                  ----------   ----------
           Total interest and dividend income                      6,486,957    6,667,897
                                                                  ----------   ----------
Interest expense:
   Interest on deposits                                            1,483,582    1,973,229
   Interest on securities sold under agreements to repurchase         39,027            0
   Interest on Federal Home Loan Bank advances                       761,517    1,035,161
                                                                  ----------   ----------
           Total interest expense                                  2,284,126    3,008,390
                                                                  ----------   ----------
           Net interest and dividend income                        4,202,831    3,659,507
Provision for loan losses                                            430,000       60,000
                                                                  ----------   ----------
           Net interest and dividend income after provision for
             loan losses                                           3,772,831    3,599,507
                                                                  ----------   ----------
Noninterest income:
   Trust department income                                           540,000      600,000
   Loan commissions                                                    1,548            0
   Service charges on deposit accounts                               208,246      198,160
   Gains on available-for-sale securities, net                       427,338      317,970
   Gain on sales of loans held-for-sale                              114,555       72,833
   Other income                                                      413,697      243,688
                                                                  ----------   ----------
           Total noninterest income                                1,705,384    1,432,651
                                                                  ----------   ----------
Noninterest expense:
   Salaries and employee benefits                                  2,265,103    2,076,173
   Occupancy expense                                                 257,119      230,527
   Equipment expense                                                 226,717      211,086
   Data processing                                                   383,436      318,640
   Insurance                                                         136,952       43,900
   Printing and stationery                                            65,969       59,508
   Professional fees                                                 261,341      234,210
   Legal expense                                                      95,358       61,427
   Amortization of core deposit intangible                            41,054       41,054
   Other expense                                                     400,740      373,471
                                                                  ----------   ----------
           Total noninterest expense                               4,133,789    3,649,996
                                                                  ----------   ----------
           Income before income taxes                              1,344,426    1,382,162
Income taxes                                                         263,251      301,228
                                                                  ----------   ----------
           Net income                                             $1,081,175   $1,080,934
                                                                  ==========   ==========

Earnings per common share                                         $      .63   $      .64
                                                                  ----------   ----------
Dividends per common share                                        $      .28   $      .28
                                                                  ----------   ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SALISBURY BANCORP INC. AND SUBSIDIARY
                      -------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                   Three months ended March 31, 2009 and 2008
                                   (unaudited)

                                                                                            2009            2008
                                                                                            ----            ----
Cash flows from operating activities:
Net income                                                                          $  1,081,175    $  1,080,934
Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of securities, net                                                100,768          23,901
          Gain on sales of available-for-sale securities, net                           (427,338)       (317,970)
          Provision for loan losses                                                     (430,000)        (60,000)
          Change in loans held-for-sale                                                1,507,250         (26,000)
          Change in deferred loan costs, net                                              (7,093)        (20,469)
          Increase in unearned income on loans                                             6,251           6,059
          Net (increase) decrease in mortgage servicing rights                           (69,329)         18,235
          Depreciation and amortization                                                  174,551         161,910
          Amortization of core deposit intangible                                         41,054          41,054
          Accretion of fair value adjustment on deposits & borrowings                    (32,551)        (32,551)
          Amortization of fair value adjustment on loans                                  11,905          11,905
          Decrease in interest receivable                                                228,670         274,322
          Deferred tax benefit                                                            (1,293)          1,676
          Decrease in taxes receivable                                                   154,588         253,895
          Increase in prepaid expenses                                                   (63,121)        (37,157)
          Increase in cash surrender value of insurance policies                        (125,174)        (30,190)
          Increase in other assets                                                       (80,826)       (173,321)
          Increase (decrease) in accrued expenses                                        376,878         (64,811)
          Increase in interest payable                                                    21,556          45,791
          (Decrease) increase in other liabilities                                       (67,236)        385,919
                                                                                    ------------    ------------

Net cash provided by operating activities                                              2,400,685       1,543,132
                                                                                    ------------    ------------

Cash flows from investing activities
    Purchases of available-for-sale securities                                       (53,864,056)    (64,317,145)
    Proceeds from sales of available-for-sale securities                              24,956,599      63,348,683
    Proceeds from maturities of available-for-sale securities                         18,000,000               0
    Proceeds from maturities of held-to-maturity securities                                1,163           1,028
    Loan originations and principal collections, net                                    (694,637)     (3,348,061)
    Purchase of loans                                                                    (76,266)     (4,483,208)
    Recoveries of loans previously charged-off                                            10,542          10,210
    Capital expenditures                                                              (1,303,187)       (277,889)
                                                                                    ------------    ------------

Net cash used in investing activities                                                (12,969,842)     (9,066,382)
                                                                                    ------------    ------------

                      SALISBURY BANCORP INC. AND SUBSIDIARY
                      -------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                   Three months ended March 31, 2009 and 2008
                                   (unaudited)
                                   (continued)

                                                                          2009            2008
                                                                          ----            ----
Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts          7,986,641      15,567,164
  Net increase in time deposits                                     13,851,654       3,286,912
  Federal Home Loan Bank advances                                   12,000,000               0
  Principal payments on advances from Federal Home Loan Bank          (404,950)       (175,774)
  Net change in short term advances from Federal Home Loan Bank    (20,878,000)     (8,637,000)
  Decrease in other borrowed funds-Repo's                           (2,122,053)              0
  Proceeds from issuance of preferred stock                          8,816,000               0
  Dividends paid                                                      (472,041)       (738,021)
                                                                  ------------    ------------

  Net cash provided by financing activities                         18,777,251       9,303,281
                                                                  ------------    ------------

Net increase in cash and cash equivalents                            8,208,094       1,780,031
Cash and cash equivalents at beginning of period                     9,659,803      15,178,195
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $ 17,867,897    $ 16,958,226
                                                                  ============    ============

Supplemental disclosures:
  Interest paid                                                   $  2,295,121    $  3,029,000
  Income taxes paid                                                    109,956          11,000


        The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service
Corporation (the "PIC"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to the SEC's Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K.

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

Comprehensive (Loss) Income

                                                    Three months ended
                                                        March 31,
                                                   2009           2008
                                                   ----           ----

Net income                                     $ 1,081,175    $ 1,080,934
Net change in unrealized holding (losses) or
 gains on securities and net change in
 unrecognized pension plan expense,
 net of tax during period                       (2,106,922)      (946,411)
                                               -----------    -----------
Comprehensive (loss) income                    $(1,025,747)   $   134,523
                                               ===========    ===========

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS
-------------------------------------------

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date was for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company adopted this Issue in 2008, and it did not have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB's FSP FAS 157-2, "Effective Date of

FASB Statement No. 157", defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on January 1, 2008 and it did not have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 became effective in fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008 and it did not have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 ("SFAS No. 160"). The pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders' equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management anticipates that this statement will not have a material impact on the Company's financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141(R)). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company's results of operations or financial position.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." This guidance became effective January 1, 2009. The adoption is not expected to have a material effect on the Company's results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 15, 2008.

In April 2009,  the FASB issued FASB Staff  Position  157-4,  "Determining  Fair
Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company/Bank/Corporation is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April  2009,  the FASB  issued  FASB  Staff  Position  107-1  and  Accounting
Principles Board Opinion 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company/Bank/Corporation is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment
(OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company/Bank/Corporation is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the three months ended March 31:

                                              Three Months Ended
                                                  March 31,
                                              2009             2008
                                           --------------------------
Components of net periodic benefit cost:
   Service cost                            $ 107,000        $ 113,750
   Interest cost                             100,750           95,000
   Expected return on plan assets            (89,750)        (105,750)
   Amortization of:
      Prior service cost                           0              223
      Actuarial loss                          32,500           15,750
                                           ---------        ---------
   Net periodic benefit cost               $ 150,500        $ 118,973
                                           =========        =========


The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
   Discount rate                               6.00%            6.00%
   Average wage increase               Graded table*    Graded table*
   Expected return on plan assets              7.50%            7.50%

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

                                                   Fair Value Measurements at Reporting Date using
                                              Quoted Prices
                                                in Active                                 Significant
                                               Markets for        Significant Other    Unobservable Inputs
                                            Identical Assets      Observable Inputs
Description                03/31/09             (Level 1)             (Level 2)            (Level 3)
                           --------             ---------             ---------             ---------
Securities
available-for sale   $       149,620,391   $            25,228   $      149,181 ,731   $           413,432
                     -------------------   -------------------   -------------------   -------------------
Impaired loans                 8,471,996                     0             8,471,996                     0
                     -------------------   -------------------   -------------------   -------------------
  Total              $       158,092,387   $            25,228   $       157,653,727   $           413,432
                     ===================   ===================   ===================   ===================

                                                                       Fair Value Measurements
                                                                Using Significant Unobservable Inputs
                                                                               Level 3
                                                               ----------------------------------------
                                                                Available-for-Sale
                                                                    Securities           Total
                                                                   -------------     -------------
Beginning balance January 1, 2009                                  $   2,172,737     $   2,172,737
   Total gains or losses (realized/unrealized)
     Included in earnings (or changes in net assets)
     Included in other comprehensive income                              775,311)       (1,775,311)
   Amortization of securities, net                                         2,444             2,444
   Transfers in and/or out of Level 3                                     13,562            13,562
                                                                   -------------     -------------
   Ending balance, March 31, 2009                                  $     413,432     $     413,432
                                                                   =============     =============


The amount of total gains or losses for the period included
   in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still
   held at the reporting date                                      $           0     $           0
                                                                   =============     =============

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Business
--------

The following provides Management's comments on the financial condition and results of operations of Salisbury Bancorp, Inc. (the "Company"), a Connecticut corporation that is the holding company for Salisbury Bank and Trust Company (the "Bank"). The Company's sole subsidiary is the Bank, which has seven (7) full service offices including a Trust Wealth Services Division. Such offices are located in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts, and Dover Plains, New York. In addition, the bank has received regulatory approvals to open a full-service branch in Millerton, New York. The Company and Bank were formed in 1998 and 1848, respectively. In order to provide a strong foundation for building shareholder value and servicing customers, the Company remains committed to investing in the technological and human resources necessary to developing new personalized financial products and services to meet the needs of customers. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's assets at March 31, 2009 totaled $506,139,980 compared to total assets of $495,754,160 at December 31, 2008. During the first three months of 2009, net loans outstanding, not including loans held-for-sale, increased $965,808 or 0.33% to $298,333,242. This compares to total net loans outstanding, not including loans held-for-sale, of $297,367,434 at December 31, 2008. This small increase is primarily attributable to strategic efforts directed at new business development as loan demand has decreased due to the current economic recession. Non-performing assets totaled $6,693,269 at March 31, 2009 which included one OREO property at a value of $418,024. This compares to non-performing assets totaling $5,379,135 at December 31, 2008 which included one OREO property valued at $204,534. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Strong risk management policies and procedures relating to the loan portfolio have always been maintained by the Bank. However, the economy is in a deep recession which is significantly impacting the Bank's market area. Deposits at March 31, 2009 totaled $366,763,527 as compared to total deposits of $344,925,232 at December 31, 2008. This increase is attributable to new business development efforts that are being implemented and the desire of consumers to use the safety of FDIC insured Bank funds to protect assets.

The Company's earnings for the three months ended March 31, 2009 was $1,081,175 or $.64 per average share outstanding. This is virtually unchanged from earnings of $1,080,934 or $.64 per share for the same period in 2008.

The capital levels of the Company as well as the Bank, remain above the highest regulatory capital level requirements as measured by the Regulatory Agencies. Capital levels at March 31, 2009 compared to Regulatory Capital Ratios are as follows:

                             Salisbury Bank    Consolidated    Well Capitalized
                             --------------    ------------    ----------------

Total risk based capital        11.72%             14.55%          > 10.00%
                                                                   -
Tier 1 risk based capital       10.82%             13.66%          >  6.00%
                                                                   -
Leverage ratio                   7.52%              9.54%          >  5.00%
                                                                   -

As previously disclosed, on March 27, 2009, the Board of Directors declared a first quarter cash dividend of $.28 per common share, which was paid on April 30, 2009 to shareholders of record as of April 16, 2009. This compared to a cash dividend of $.28 per common share that was paid for the first quarter of 2008.

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

                        THREE MONTHS ENDED MARCH 31, 2009
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Net Interest and Dividend Income
--------------------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent noninterest income. Net interest and dividend income is the difference between interest and dividends earned primarily on the loan and securities portfolios and interest paid on deposits, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust Wealth Advisory Services Division, service charges and other fees related to deposit and loan accounts and income from gains in securities transactions. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

Three Months Ended March 31,              2009         2008
                                          ----         ----
Total Interest and Dividend Income
(financial statements)                 $6,486,957   $6,667,897
Tax Equivalent Adjustment                 331,567      295,935
                                       ----------   ----------

Total Interest and Dividend Income
      (on a FTE basis)                  6,818,524    6,963,832
Total Interest Expense                  2,284,126    3,008,390
                                       ----------   ----------
Net Interest and Dividend Income-FTE   $4,534,398   $3,955,442
                                       ==========   ==========

Total interest and dividend income on a FTE basis for the three months ended March 31, 2009, when compared to the same period in 2008, decreased $145,308 or 2.09%. The decrease was primarily attributable to an economic environment of lower interest rates.

Interest expense on deposits for the first three months of 2009 totaled $1,483,582, a decrease of $489,647 or 24.81% when compared to $1,973,229 for the same period in 2008. This decrease reflects an economic environment of generally lower interest rates. The Bank's volume of Federal Home Loan Bank ("FHLB") advances outstanding at March 31, 2009 decreased 10.60% when compared to total advances outstanding at December 31, 2008. This decrease in borrowings, coupled with a restructuring of the FHLB advances strategy implemented during the fourth quarter of 2008, which included a prepayment of a high interest rate advance, that has resulted in a decrease in borrowing expense of $273,644 or 26.43% for the first quarter of 2009. In addition, the Bank recorded interest expense totaling $39,027 for interest on securities sold under agreements to repurchase, which was a new product that was introduced during 2008. Total interest expense for the three months ended March 31, 2009 was $2,284,126, a decrease of $724,264 or 24.08% when compared to the same period in 2008.

Overall, net interest and dividend income (on a FTE basis) increased $578,956 or 14.64% to $4,534,398 for the period ended March 31, 2009 when compared to the same period in 2008.

Noninterest Income
------------------

Noninterest income, not including net gains on sales of available-for-sale securities, totaled $1,278,046 for the three months ended March 31, 2009. This is an increase of $163,365 or 14.66% compared to noninterest income, not including gains on available-for-sale securities transactions, of $1,114,681 for the three months ended March 31, 2008. The increase reflected the combined impact of a $39,122 gain on the sale of an OREO property, a $69,329 gain in the value of the servicing rights of the FHLB mortgage loans sold and a $87,269 increase in BOLI revenue resulting from a tax-free exchange pursuant to Section 1035 of the Internal Revenue Code to a new insurance carrier. Gains on securities sales increased $109,368 when comparing the first quarter to the same period in 2008. First quarter income from the Trust Wealth Advisory Services Division decreased $60,000 or 10% to $540,000. This is primarily due to movement in the markets.

Noninterest Expense
-------------------

Noninterest expense increased $483,793 or 13.26% for the first three months of 2009 as compared to the same period in 2008. Of this increase, $188,930 was the result of an increase in employee salaries and benefits. Additionally, FDIC insurance expense increased $93,052, primarily reflecting the loss of one- time assessment credit and new premium schedules. Data processing expense increased $64,796. This increase is primarily attributable to increased transactions resulting from growth and costs related to enhancing the delivery channels of products to our customers. Professional fees and legal expense increased $27,131 and $33,931, respectively; primarily the result of participation in the Treasury's TARP Capital Purchase Program ("CPP"). The increase in the other noninterest expenses in the table below are attributable to normal volumes of business.

The components of noninterest expense and the changes in the period were as follows:

                                             2009         2008        Change    %Change
---------------------------------------------------------------------------------------
Salaries and employee benefits            $2,265,103   $2,076,173   $  188,930     9.10%
Occupancy expense                            257,119      230,527       26,592    11.54
Equipment expense                            226,717      211,086       15,631     7.41
Data processing                              383,436      318,640       64,796    20.34
Insurance                                    136,952       43,900       93,052   211.96
Printing and stationery                       65,969       59,508        6,461    10.86
Professional fees                            261,341      234,210       27,131    11.58
Legal expense                                 95,358       61,427       33,931    55.24
Amortization of core deposit intangible       41,054       41,054            0        0
Other expense                                400,740      373,471       27,269     7.30
                                          ----------   ----------   ----------
      Total noninterest expense           $4,133,789   $3,649,996   $  483,793    13.25
                                          ==========   ==========   ==========

Income Taxes
------------

The income tax provision for the first three months of 2009 totaled $263,251 in comparison to $301,228 for the same three month period in 2008. Pretax income and overall tax effective rate are consistent between the two periods being compared.

Net Income
----------

Net income was $1,081,175 or $.64 per average share outstanding for the three months ended March 31, 2009. Net income for the corresponding period in 2008 totaled $1,080,934 or $.64 per average share outstanding.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 2009 were $506,139,980, compared to $495,754,160 at December 31, 2008, an increase of 2.10%. The increase is primarily the result of participation in the Treasury TARP CPP program. The Company closed the TARP CPP transaction on March 13, 2009 in the amount of $8,816,000. For further discussion regarding the Company's participation in the TARP CPP, see "Capital" below.

Securities Portfolio
--------------------

The Company manages the securities portfolio in accordance with the investment policy adopted by the Board of Directors. The make up of the investment portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states. The portfolio does not include securities collateralized by pools of sub-prime mortgages. The primary objectives of the portfolio are to earn interest and dividend income, provide liquidity to meet cash flows and to manage interest rate risk and asset-quality diversifications of the Company's assets. The securities portfolio also acts as collateral for deposits of public agencies and advances from the Federal Home Loan Bank of Boston. During the three months ended March 31, 2009, the securities portfolio, including Federal Home Loan Bank stock, decreased $907,743 to $155,008,664 from $155,916,407 at December 31, 2008.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities in the portfolio are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized holding gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At March 31, 2009, the unrealized loss net of tax was $9,096,020. This compares to an unrealized loss net of tax of $6,967,705 at December 31, 2008. The Company monitors the market value fluctuations of its securities portfolio on a monthly basis as well as associated credit ratings to determine potential impairment of a security.

Lending
-------

Net loans outstanding (not including loans held for sale) totaled $298,333,242 at March 31, 2009 compared to net loans outstanding (not including loans held for sale) of $297,367,434 at December 31, 2008. Competition for loans remains aggressive in the Bank's market area; however, new business development coupled with an increase in loan demand resulted in the increase.

The following table represents the composition of the loan portfolio comparing March 31, 2009 to December 31, 2008:

                                         March 31, 2009   December 31, 2008

Commercial, financial and agricultural   $  21,768,445      $  20,784,842
Real estate-construction and land
     development                            34,038,066         33,342,610
Real estate-residential                    175,987,002        177,048,233
Real estate-commercial                      63,644,191         62,796,469
Consumer                                     5,244,132          5,551,172
Other                                          256,249            174,965
                                         -------------      -------------
                                           300,938,085        299,698,291
Deferred costs, net                            400,321            393,228
Unearned income                                    (25)               (61)
Allowance for loan losses                   (3,005,139)        (2,724,024)
                                         -------------      -------------
Net Loans                                $ 298,333,242      $ 297,367,434
                                         =============      =============


Provision and Allowance for Loan Losses
---------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance or reserve for loan and lease losses through charges to earnings. The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended March 31, 2009. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly. As a result, for the first three-month period of 2009, the provision for loan losses was $430,000. This compares to a provision for loan losses of $60,000 for the corresponding period in 2008.

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

Nonperforming loans, which include all loans that are on a nonaccrual status along with loans that are 90 days or more past due and still accruing, are closely monitored by management. At March 31, 2009, nonperforming loans totaled $6,275,245 or 2.09% of total loans outstanding of $300,938,085 which does not include loans held for sale. The allowance for loan losses totaled $3,005,139 representing 47.89% of nonperforming loans. Nonperforming loans totaled $5,174,601 or 1.73% of total loans outstanding, (which does not include loans held for sale) of $299,698,291 at December 31, 2008. The allowance for loan losses totaled $2,724,024 at December 31, 2008 and represented 52.64% of nonperforming loans. A total of $159,428 of loans was charged off by the Bank during the three months ended March 31, 2009. These charged-off loans consisted primarily of consumer loans. This compares to loans charged off during the three month period ended March 31, 2008 that totaled $9,695. A total of $10,543 of previously charged-off loans was recovered during the three month period ended March 31, 2009. Recoveries for the same period in 2008 totaled $10,210. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios. At March 31, 2009, the Bank had other real estate owned ("OREO") in the amount of $418,024, which is one commercial property.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. The following table illustrates the composition of the Company's deposits at March 31, 2009 and December 31, 2008:

                      March 31, 2009   December 31, 2008

Demand                 $ 63,448,689       $ 65,479,271
NOW                      22,937,738         26,097,175
Money Market             67,741,014         57,648,106
Savings                  73,264,594         70,180,841
Time                    139,371,492        125,519,839
                       ------------       ------------
  Total Deposits       $366,763,527       $344,925,232
                       ============       ============

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At March 31, 2009, the Company had $78,598,166 in outstanding advances from the Federal Home Loan Bank compared to $87,913,667 at December 31, 2008. In addition, the Company sold securities under agreements to repurchase as part of its operating strategy. At March 31, 2009 they totaled $9,081,236 compared to $11,203,289 at December 31, 2008.

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

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off balance sheet lending-related financial instruments by remaining maturity at March 31, 2009:

By remaining maturity               Less than 1 year    1-3 years       4-5 years     After 5 years        Total
Off balance sheet lending-related
Financial Instruments
    Residential real estate related   $   4,290,401   $          --   $          --   $  29,934,680   $  34,225,081
    Commercial related                      267,669       2,760,120       1,725,461       8,057,127      12,810,377
    Consumer related                                                                      1,896,810       1,896,810
    Standby letters of credit                 2,800                                                           2,800
                                      -----------------------------------------------------------------------------
    Total                             $   4,560,870   $   2,760,120   $   1,725,461   $  39,888,617   $  48,935,068
                                      =============================================================================

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

To quantify the extent of these risks, both in its current position and in actions it might take in the future, interest rate risk is monitored using gap analysis which identifies the differences between assets and liabilities which mature or reprice during specific time frames and model simulation which is used to "rate shock" the Company's assets and liability balances to measure how much of the Company's net interest income is "at risk" from sudden rate changes.
An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2009, the Company maintains a slight liability sensitive (negative gap) position. This would suggest that during a period of declining interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of rising interest rates, a negative gap would result in a decrease in interest income. The level of interest rate risk at March 31, 2009 is within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At March 31, 2009, the Company had approximately $48,935,068 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At March 31, 2009, the Company had $46,257,544 in shareholders' equity, an increase of 18.79% when compared to December 31, 2008 shareholders' equity totaling $38,939,332. Several components contributed to the change since December 31, 2008. Earnings for the three-month period ended March 31, 2009 totaled $1,081,175 or $.64 per average share outstanding. Securities in the investment portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio for the period ending March 31, 2009 resulted in a change in accumulated other comprehensive loss net of tax totaling $2,128,315. Changes in unrecognized pension plan expense per SFAS No. 158, resulted in accumulated other comprehensive income net of tax of $21,393 for the three month period ended March 31, 2009. The Company has declared a first quarter dividend of $.28 per common share out standing that has resulted in a decrease in capital of $472,041. Following the October 14, 2008 announcement by the Treasury regarding the TARP CPP, the Company applied for and was approved to be a participant in such program under the Emergency Stabilization Act of 2008. The Company decided to participate in the CPP and closed the transaction on March 13, 2009 for the maximum amount of the preliminary approval which totaled $8,816,000. The Company issued to the Treasury 8,816 shares of Preferred Stock with a par value of $0.01 together with related warrants to purchase approximately 57,671 shares of the Company common stock at $22.93 per share (based on an estimated exercise price of $22.93 determined at the preliminary approval date.) The senior preferred stock will pay a cumulative dividend rate of 5% per annum. Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not "well capitalized." One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At March 31, 2009, the Company had a total risk based capital ratio of 14.55% compared to 11.59% at December 31, 2008. Maintaining strong capital is essential to Bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

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

                        Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer concluded that, based upon an evaluation as of March 31, 2009, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the quarter ended March 31, 2009 there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

         The Bank is a party defendant, both in its capacity as Salisbury Bank and Trust Company and in its capacity as the Trustee of the Erling C. Christophersen Revocable Trust, in litigation currently pending in the Connecticut Superior Court within the Judicial District of Bridgeport, John R. Christophersen v Erling C. Christophersen et. al., which commenced May 29, 2008. The other parties to the litigation are the Plaintiff, John R. Christophersen of Norwalk, Connecticut and the Defendants, Erling C. Christophersen, of Westport, Connecticut; Bonnie Christophersen of Westport, Connecticut, Elena Dreiske of Wanetka, Illinois, and People's United Bank with its principal place of business in Bridgeport, Connecticut.

         The litigation involves the ownership of certain real property located within Westport, Connecticut, which was conveyed by the Defendant, Erling Christophersen, to the Erling Christophersen Trust, of which the Bank is a co-Trustee. Subsequent to this conveyance, the Bank loaned $3,386,609, to the Erling Christophersen Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport real estate referenced above.

         The claim of the Plaintiff John R. Christophersen is that he had an interest in the real property of which he was wrongfully divested. He has brought this action seeking restoration of his allegedly divested interest as well as money damages.

         In addition to his efforts to restore his alleged interest in the real property, the Plaintiff has made two additional claims directed at the Bank. The Plaintiff has alleged that the Bank failed to utilize reasonable diligence in extending financing to the Co-Defendant, Erling, and that had it engaged in reasonable diligence it would have discovered that the Plaintiff had an interest in the above-referenced property. He has also alleged an implied trust against the Bank alleging that it acquired title to the property adverse to the Plaintiff's interest and in contravention of the Plaintiff's entitlements, and, therefore, holds the property in trust for Plaintiff.

         The Bank disputes the claims made by the Plaintiff and is vigorously defending the case. At the inception of this loan, the Bank obtained a Lenders Title insurance policy from the Chicago Title and Insurance Company. Additionally, at the time of this financing, the appraised value of the aforementioned real estate was significantly in excess of the loan amount. Given current economic conditions, the Bank continues to monitor the value of its collateral position, which remains well in excess of the outstanding loan balance. While the underlying loan is currently performing, until the litigation is resolved, the liquidity of the real estate collateral that secures the loan is diminished.

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

                                                  Salisbury Bancorp, Inc.

    Date: May 14, 2009                            by:  /s/ John F. Perotti
         --------------                                --------------------
                                                       John F. Perotti
                                                       Chief Executive Officer

    Date: May 14, 2009                            by:  /s/ John F. Foley
         --------------                                --------------------
                                                       John F. Foley
                                                       Chief Financial Officer