Form 10-Q
period 2009-06-30
SALISBURY BANCORP INC
filed 2009-08-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_______________June 30, 2009___________________

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to ______________________


                         Commission file number 0-24751

                               Salisbury Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Connecticut                                             06-1514263
--------------------------------------------------------------------------------
(State or Other Jurisdiction of
Incorporation or Organization)              (I.R.S. Employer Identification No.)

 5 Bissell Street    Lakeville    Connecticut                      06039
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrants Telephone Number, Including Area Code   (860) 435-9801
                                                   ----------------

              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                              Yes [_] No [_]

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

                              Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Company had 1,686,701 shares outstanding as of August 14, 2009.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements:                                                 3

         Condensed Consolidated Balance Sheets -June 30, 2009 (unaudited)
            and December 31, 2008                                              4
         Condensed Consolidated Statements of Income (Loss) - six and
            three months ended June 30, 2009 and 2008 (unaudited)              5

         Condensed Consolidated Statements of Cash Flows - six months
            ended June 30, 2009 and 2008 (unaudited)                           6

         Notes to Condensed Consolidated Financial Statements (unaudited)      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 4.  Controls and Procedures                                              22


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 5.  Other Information                                                    25

Item 6.  Exhibits                                                             25

Signatures                                                                    25

                         Part I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2009 and December 31, 2008

                                                                                     June 30,       December 31,
                                                                                       2009             2008
                                                                                  ------------     -------------
                                                                                   (unaudited)
ASSETS
------
Cash and due from banks                                                           $   6,795,337    $   7,082,317
Interest-bearing demand deposits with other banks                                    34,262,986          900,487
Money market mutual funds                                                             4,601,031        1,476,999
Federal funds sold                                                                            0          200,000
                                                                                  -------------    -------------
           Cash and cash equivalents                                                 45,659,354        9,659,803
Interest-bearing time deposit with other banks                                        5,000,000                0
Investments in available-for-sale securities (at fair value)                        158,902,378      150,526,964
Investments in held-to-maturity securities (fair values of $64,257 as of
   June 30, 2009 and $66,502 as of December 31, 2008)                                    64,086           66,443
Federal Home Loan Bank stock, at cost                                                 5,742,800        5,323,000
Loans held-for-sale                                                                     211,000        2,314,250
Loans, less allowance for loan losses of $3,308,619 as of June 30, 2009
   and $2,724,024 as of December 31, 2008                                           294,364,033      297,367,434
Investment in real estate                                                                75,000           75,000
Other real estate owned                                                                 418,024          204,534
Premises and equipment                                                                8,259,290        7,123,671
Goodwill                                                                              9,828,712        9,828,712
Core deposit intangible                                                               1,082,960        1,165,068
Accrued interest receivable                                                           2,341,363        2,704,385
Cash surrender value of life insurance policies                                       3,994,980        3,824,653
Deferred taxes                                                                        4,270,185        4,196,819
Other assets                                                                          1,966,624        1,373,424
                                                                                  -------------    -------------
           Total assets                                                           $ 542,180,789    $ 495,754,160
                                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                            $  64,781,251    $  65,479,271
   Interest-bearing                                                                 337,251,355      279,445,961
                                                                                  -------------    -------------
           Total deposits                                                           402,032,606      344,925,232
Securities sold under agreements to repurchase                                       10,325,843       11,203,289
Federal Home Loan Bank advances                                                      77,174,189       87,913,667
Due to broker                                                                                 0        7,631,919
Other liabilities                                                                     4,653,255        5,140,721
                                                                                  -------------    -------------
           Total liabilities                                                        494,185,893      456,814,828
                                                                                  -------------    -------------

Shareholders' equity:
    Preferred stock, par value $.01 per share, authorized 25,000 shares; issued and outstanding 8,816 shares at June 30, 2009 and 0 shares at
     December 31, 2008.                                                                      88                0
   Common stock, par value $.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,686,701 shares at June 30, 2009 and 1,685,861 shares at
        December 31, 2008                                                               168,670          168,586
   Unused common stock warrants outstanding                                             111,998                0
    Paid-in capital                                                                  21,883,898       13,157,883
   Retained earnings                                                                 34,864,904       34,518,331
   Accumulated other comprehensive loss                                              (9,034,662)      (8,905,468)
                                                                                  -------------    -------------
           Total shareholders' equity                                                47,994,896       38,939,332
                                                                                  -------------    -------------
           Total liabilities and shareholders' equity                             $ 542,180,789    $ 495,754,160
                                                                                  =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.


                     SALISBURY BANCORP, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             June 30, 2009 and 2008
                                   (unaudited)

                                                                                  Six Months Ended          Three Months Ended
                                                                                      June 30,                    June 30,
                                                                                  2009        2008           2009           2008
                                                                                  ----        ----           ----           ----
Interest and dividend income:
   Interest and fees on loans                                               $  8,989,464    $ 9,231,686   $ 4,479,794    $ 4,600,100
   Interest on debt securities:
     Taxable                                                                   2,596,292      2,630,080     1,264,481      1,343,164
     Tax-exempt                                                                1,276,827      1,153,251       633,198        578,789
   Dividends on equity securities                                                      0        129,726             0         51,478
   Other interest                                                                 10,542        114,472         8,694         17,788
                                                                            ------------    -----------   -----------    -----------
           Total interest and dividend income                                 12,873,125     13,259,215     6,386,167      6,591,319
                                                                            ------------    -----------   -----------    -----------
Interest expense:
   Interest on deposits                                                        2,994,686      3,639,485     1,511,104      1,666,257
   Interest on securities sold under agreements to repurchase                     67,280              0        28,253              0
   Interest on Federal Home Loan Bank advances                                 1,530,381      2,078,343       768,864      1,043,181
                                                                            ------------    -----------   -----------    -----------
         Total interest expense                                                4,592,347      5,717,828     2,308,221      2,709,438
                                                                            ------------    -----------   -----------    -----------
         Net interest and dividend income                                      8,280,778      7,541,387     4,077,946      3,881,881
Provision for loan losses                                                        745,000        170,000       315,000        110,000
                                                                            ------------    -----------   -----------    -----------
         Net interest and dividend income
                    after provision for loan losses                            7,535,778      7,371,387     3,762,946      3,771,881
                                                                            ------------    -----------   -----------    -----------
Noninterest income:
   Trust/Wealth Advisory Services income                                         970,000      1,140,736       430,000        540,735
   Loan commissions                                                                1,548          1,543             0          1,544
   Service charges on deposit accounts                                           415,528        401,404       207,282        203,245
   Gain on sales of available-for-sale securities, net                           436,210        354,405         8,872         36,435
   Impairment loss on securities                                              (1,127,889)             0    (1,127,889)             0
   Gain on sales of loans held-for-sale                                          454,374        159,034       339,819         86,201
   Other income                                                                  751,935        528,786       338,238        285,096
                                                                            ------------    -----------   -----------    -----------
         Total noninterest income                                              1,901,706      2,585,908       196,322      1,153,256
                                                                            ------------    -----------   -----------    -----------
Noninterest expense:
   Salaries and employee benefits                                              4,547,153      4,077,370     2,282,050      2,001,197
   Occupancy expense                                                             502,082        462,702       244,963        232,175
   Equipment expense                                                             440,018        431,302       213,301        220,215
   Data processing                                                               713,600        695,154       330,164        390,539
   Insurance                                                                      55,483         69,908        32,033         34,915
   FDIC Insurance                                                                533,204         19,607       419,702         10,700
   Printing and stationery                                                       167,183        134,509       101,214         75,001
   Professional fees                                                             524,628        433,444       263,287        199,234
   Legal expense                                                                 207,953        166,236       112,594        104,809
   Amortization of core deposit intangible                                        82,107         82,108        41,054         41,054
   Other expense                                                                 851,361        774,600       450,620        387,105
                                                                            ------------    -----------   -----------    -----------
         Total noninterest expense                                             8,624,772      7,346,940     4,490,982      3,696,944
                                                                            ------------    -----------   -----------    -----------
         Income (loss) before income taxes                                       812,712      2,610,355      (531,714)     1,228,193
Income taxes                                                                     (85,103)       545,869      (348,354)       244,641
                                                                            ------------    -----------   -----------    -----------
         Net income (loss)                                                  $    897,815    $ 2,064,486   $  (183,360)   $   983,552
                                                                            ============    ===========   ===========    ===========
         Net income (loss) available to common shareholders                 $    763,061    $ 2,064,486   $  (318,114)   $   983,552
                                                                            ============    ===========   ===========    ===========
Earnings (loss) per common share                                            $        .45    $      1.23   $      (.19)   $       .58
                                                                            ============    ===========   ===========    ===========
Dividends per common share outstanding                                      $        .28(1) $       .56   $         0(1) $       .28
                                                                            ============    ===========   ============   ===========


(1) The $0.28 dividend for the second quarter was not declared until July 8, 2009 and will be reflected in the financial statements for the three (3) and nine (9) month periods ended September 30, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                     Six months ended June 30, 2009 and 2008
                                   (unaudited)

                                                                             2009           2008
                                                                        ------------    ------------

Cash flows from operating activities:
      Net income                                                        $    897,815    $  2,064,486
Adjustments to reconcile net income to net cash provided by
operating activities:
        Amortization of securities, net                                      268,621          35,640
        Gain on sales of available-for-sale securities, net                 (436,210)       (354,405)
        Write down of available-for-sale securities                        1,127,889               0
        Provision for loan losses                                           (745,000)       (170,000)
        Change in loans held-for-sale                                      2,103,250        (289,000)
        Change in deferred loan costs, net                                    (7,093)        (23,046)
        Net (increase) decrease in mortgage servicing rights                (237,348)         16,852
        Depreciation and amortization                                        351,232         324,320
        Amortization of core deposit intangible                               82,108          82,108
        Accretion of fair value adjustment on deposits/borrowings            (54,251)        (65,102)
        Amortization of fair value adjustment on loans                        23,809          23,809
        Decrease (increase) in interest receivable                           332,408         (91,754)
        Deferred tax expense                                                 105,390         188,299
        (Increase) decrease in income tax receivable                        (373,247)         41,901
        Decrease in prepaid expenses                                          65,654          55,628
        Increase in cash surrender value of insurance policies              (170,327)        (60,742)
        Increase in other assets                                             (58,288)       (146,271)
        Decrease in accrued expenses                                        (326,388)       (157,723)
        Increase in interest payable                                          37,670          73,677
        Increase in other liabilities                                        225,916         415,126
        Issuance of shares for Directors' fees                                    84          27,720
        Increase in unearned income on loans                                   6,230           5,896
                                                                        ------------    ------------
Net cash provided by operating activities                                  3,219,924       1,997,419
                                                                        ------------    ------------

Cash flows from investing activities:
        Purchase of interest-bearing time deposits with other banks       (5,000,000)              0
        Purchase of Federal Home Loan Bank stock                            (419,800)        (90,500)
        Purchases of available-for-sale securities                       (78,868,360)    (85,488,839)
        Proceeds from sales of available-for-sale securities              33,679,138      82,989,725
        Proceeds from maturities of available-for-sale securities         27,991,643               0
        Proceeds from maturities of held-to-maturity securities                2,343           2,074
        Loan originations and principal collections, net                   3,572,618     (18,598,708)
        Purchase of loans                                                    (76,266)     (2,009,115)
        Recoveries of loans previously charged-off                            15,613          21,796
        Capital expenditures                                              (1,476,821)       (887,190)
                                                                        ------------    ------------
Net cash used in investing activities                                    (20,579,892)    (24,060,757)
                                                                        ------------    ------------

Cash flows from financing activities:
        Net increase in demand deposits, NOW and savings accounts         28,692,783      19,522,481
        Net increase (decrease) in time deposits                          28,414,591      (4,476,559)
        Federal Home Loan Bank advances                                   12,000,000      17,000,000
        Principal payments on Federal Home Loan Bank advances             (1,807,227)    (10,327,583)
        Net changes in short term advances                               (20,878,000)     (2,372,000)
        Decrease in securities sold under agreements to repurchase          (877,446)              0
        Proceeds from issuance of preferred stock                          8,838,101               0
        Dividends paid                                                    (1,023,283)     (1,209,827)
                                                                        ------------    ------------

        Net cash provided by financing activities                         53,359,519      18,136,512
                                                                        ------------    ------------

        Net increase (decrease) in cash and cash equivalents              35,999,551      (3,926,826)
        Cash and cash equivalents at beginning of year                     9,659,803      15,178,195
                                                                        ------------    ------------
        Cash and cash equivalents at end of period                      $ 45,659,354    $ 11,251,369
                                                                        ============    ============
Supplemental disclosures:
        Interest paid                                                   $  4,554,677    $  5,644,151
        Income taxes paid                                                    182,754         316,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SALISBURY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Salisbury Bancorp, Inc. (the "Company"), its wholly owned subsidiary Salisbury Bank and Trust Company (the "Bank"), and the Bank's subsidiaries, S.B.T. Realty, Inc. and SBT Mortgage Service
Corporation (the "PIC"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K.

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

Comprehensive income (loss)
                                     Six months ended        Three months ended
                                         June 30,                 June 30,
                                      2009       2008         2009        2008
                                      ----       ----         ----        ----
                                   (amounts in thousands) (amounts in thousands)

Net income                            $ 898    $ 2,064        $  (183) $   983
Net change in unrealized (losses)
 on securities and unrecognized
 pension plan expense, net of tax
 during period                          (42)    (2,922)        (1,977)  (1,976)
                                      -----    -------        -------    ----
Comprehensive loss                    $(856)   $  (858)       $(2,160) $  (993)
                                      =====    =======        =======  =======


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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB's FSP FAS 157-2, "Effective Date of FASB Statement No. 157", defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on January 1, 2008 and it did not have a significant impact on its financial statements. See Note 5 Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 became effective in fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008 and it did not have a significant impact on its financial statements. See Note 5 Fair Value Measurements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51" (SFAS No. 160). The pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders' equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management anticipates that this statement will not have a material impact on the Company's financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141(R)). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and noncontrolling (minority) interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective January 1, 2009. The adoption of this new FSP did not have a material effect on the Company's results of operations or financial position.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." This guidance became effective January 1, 2009. The adoption of this new FSP did not have a material effect on the Company's results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 15, 2008.

In April 2009,  the FASB issued FASB Staff  Position  157-4,  "Determining  Fair
Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this statement on April 1, 2009, and it did not have a significant impact on its financial statements. See Note 5 - Fair Value Measurements

In April  2009,  the FASB  issued  FASB  Staff  Position  107-1  and  Accounting
Principles Board Opinion 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company adopted this statement on April 1, 2009, and it did not have a significant impact on its financial statements. See Note 5 - Fair Value Measurements

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment
(OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this statement on April 1, 2009. See Note 6 - Other -Than-Temporary Impairment Losses for impact on its financial statements.

NOTE 4 - DEFINED BENEFIT PENSION PLAN
-------------------------------------

The following summarizes the net periodic benefit cost for the six and three months ended June 30:

                                              Six Months Ended           Three Months Ended
                                                  June 30,                    June 30,
                                             2009          2008          2009          2008
                                             ----          ----          ----          ----
Components of net periodic benefit cost:
     Service cost                          $ 214,000    $ 201,904      107,000    $  88,154
     Interest cost                           201,500      183,475      100,750       88,475
     Expected return on plan assets         (179,500)    (213,496)     (89,750)    (107,746)

Amortization of:
     Prior service costs                           0          446            0          223
     Actuarial loss                           65,000       22,431       32,500        6,681
                                           ---------    ---------    ---------    ---------
Net periodic benefit cost                  $ 301,000    $ 194,760    $ 150,500    $  75,787
                                           =========    =========    =========    =========


The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                             6.00%       6.00%        6.00%        6.00%
   Average wage increase                    Graded       Graded      Graded        Graded
                                             table*       table*      table*       table*
   Return on plan assets                     7.50%        7.50%        7.50%       7.50%

*5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

NOTE 5 - FAIR VALUE MEASUREMENTS
--------------------------------

                                Fair Value Measurements at Reporting Date using:
                                       Quoted
                                     Prices in
                                       Active     Significant
                                     Markets for    Other        Significant
                                      Identical   Observable     Unobservable
                                       Assets       Inputs          Inputs
Description              6/30/2009   (Level 1)   (Level 2)       (Level 3)
                         ---------    ---------   ---------       ---------
Securities
available-for sale      $158,902,378   $41,650   $157,684,925    $1,175,803
                        ------------   -------   ------------    ----------
Impaired loans             7,879,645         0      7,879,645             0
                        ------------   -------   ------------    ----------
  Total                 $166,782,023   $41,650   $165,564,570    $1,175,803
                        ============   =======   ============    ==========


                                                                            Fair Value Measurements
                                                                     Using Significant Unobservable Inputs
                                                `                                     Level 3
                                                                     -------------------------------------
                                                                     Available-for-sale
                                                                         Securities             Total
                                                                     -------------------     -----------
Beginning balance March 31, 2009                                     $     413,432           $   413,432
       Total gains or losses (realized/unrealized)
           Included in earnings (or changes in net assets)
           Included in other comprehensive income                          740,421               740,421
       Amortization of securities, net                                       2,694                 2,694
       Transfers in and/or out of Level 3                                   19,256                19,256
                                                                     -------------           -----------
       Ending balance, June 30, 2009                                 $   1,175,803           $ 1,175,803
                                                                     =============           ===========

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the
       change in unrealized gains or losses relating to assets
       still held at the reporting date                              $           0           $         0
                                                                     =============           ===========

                                                                            Fair Value Measurements
                                                                     Using Significant Unobservable Inputs
                                                                                      Level 3
                                                                     -------------------------------------
                                                                     Available-for-Sale
                                                                         Securities              Total
                                                                     -------------------     -----------
Beginning balance January 1, 2009                                    $   2,172,737           $ 2,172,737
       Total gains or losses (realized/unrealized)
           Included in earnings (or changes in net assets)
           Included in other comprehensive income                       (1,034,889)           (1,034,889)
       Amortization of securities, net                                       5,138                 5,138
       Transfers in and/or out of Level 3                                   32,817                32,817
                                                                     -------------           -----------
       Ending balance, June 30, 2009                                 $   1,175,803           $ 1,175,803
                                                                     =============           ===========

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the
       change in unrealized gains or losses relating to assets
       still held at the reporting date                              $           0           $         0
                                                                      ============           ===========


The estimated fair values of the Bank's financials instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30, 2009 and December 31, 2008:

                                                   6/30/2009                    12/31/2008
                                         ---------------------------   ---------------------------
                                           Carrying        Fair           Carrying        Fair
                                            Amount         Value           Amount         Value
                                         ------------   ------------   ------------   ------------

Financial assets:
      Cash and cash equivalents          $ 45,659,354   $ 45,659,354   $  9,659,803   $  9,659,803
      Available-for-sale securities       158,902,378    158,902,378    150,526,964    150,526,964
      Held-to-maturity securities              64,086         64,257         66,443         66,502
      Federal Home Loan Bank stock          5,742,800      5,742,800      5,323,000      5,323,000
      Loans held-for-sale                     211,000        211,000      2,314,250      2,314,250
      Loans, net                          294,364,033    286,117,908    297,367,434    287,062,745
      Accrued interest receivable           2,341,363      2,341,363      2,704,385      2,704,385

Financial liabilities:
      Deposits                            402,032,606    402,473,442    344,925,232    346,035,072
      FHLB advances                        77,174,189     80,435,465     87,913,667     90,205,661
      Securities sold under agreements
      to repurchase                        10,325,843     10,325,843     11,203,289     11,203,289

      Due to broker                                --             --      7,631,919      7,631,919

      The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

      NOTE 6 - OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES
      -----------------------------------------------

      The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows as of June 30:

                                                                                June 30, 2009
                                          -----------------------------------------------------------------------------------
                                             Less than 12 Months         12 Months or Longer                 Total
                                          -------------------------  --------------------------   ---------------------------
                                             Fair       Unrealized      Fair        Unrealized        Fair       Unrealized
                                            Value         Losses        Value          Losses        Value          Losses
                                          -----------   -----------  ------------   -----------   -----------    ------------
Debt securities issued by the U.S.
   Treasury and other U. S. government
   corporations and agencies              $22,687,703   $   516,713   $         0   $         0   $ 22,687,703   $    516,713
Debt securities issued by states of the
   United States and political
   subdivisions of the states              18,028,319     2,410,225    30,415,488     4,653,565     48,443,807      7,063,790
Mortgage-backed securities                 18,037,536       987,913    11,930,243     2,990,894     29,967,779      3,978,807
Total temporarily impaired securities     $58,753,558   $ 3,914,851   $42,345,731   $ 7,644,459   $101,099,289   $ 11,559,310
                                          ===========   ===========   ===========   ===========   ============   ============


Securities exhibiting unrealized losses are analyzed to determine that the impairments are not other-than-temporary and the following information is considered. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agency securities, which have a significant impact in financial markets, have minimal credit risk. The unrealized losses at June 30, 2009 are mainly attributable to changes in market interest rates and current market inefficiencies. As Company management has the ability and intent to hold securities until anticipated recovery to cost basis occurs, no declines are deemed to be other than temporary.

As of June 30, 2009 the Company adopted FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments". For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the OTTI losses be recognized in earnings while the non credit component is recognized in other comprehensive loss, net of related taxes.

The following table summarizes OTTI losses on securities for the quarter ended June 30, 2009:

                                                    Private Label Collateralized
                                                        Mortgage Obligations

Total other-than-temporary impairment losses                $  4,699,158
Less: unrealized other-than-temporary losses
         recognized in other comprehensive loss(1)             3,571,269
                                                            ------------
see impairment losses recognized in earnings(2)             $  1,127,889
                                                            ============

(1) Represents the noncredit component of the other-than-temporary impairment on securities
(2) Represents the credit component of the other-than-temporary impairment on securities

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss periods ending June 30, 2009 is as follows:

                                            Three Months Ended  Six Months Ended
                                                    June 30,          June 30,
                                                     2009              2009
                                                     ----              ----
Beginning Balance                                  $        0       $         0
Additions for the credit component on debt
     securities in which other-than-temporary
     impairment was not previously recognized       1,127,889         1,127,889
                                                   ----------       -----------
Ending Balance                                     $1,127,889       $ 1,127,889
                                                   ==========       ===========

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

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's net income for the six months ended June 30, 2009 was $898,000. This compares to earnings of $2,064,000 for the same period in 2008. Earnings per share calculated on net income available to common shareholders for the six months ended June 30, 2009 totaled $.45 per share, which compared to earnings per share of $1.23 for the corresponding period in 2008. The decrease can be attributed primarily to accounting adjustments involving a few investments within the Bank's investment portfolio to reflect Other Than Temporary Impairment (OTTI), as well as an increased provision for loan loss, and the special assessment imposed by the Federal Deposit Insurance Corporation (FDIC) upon the banking industry. The additional expenses related to these items were $1,127,889, $745,000 and $244,000, respectively. The Company increased its capital by $8,816,000 in March, 2009, by the issuance of preferred stock pursuant to the U.S. Treasury's Capital Purchase Program under the Troubled Asset Relief Program ("TARP CPP"). While such capital provides an additional cushion against potential unforeseen economic uncertainties during these unprecedented economic times, the cost of such preferred stock reduced the net income available to common shareholders by $134,754 during the three (3) and six
(6) month periods ended June 30, 2009. Such reduction to the net income available to common shareholders is considered to be warranted by the additional capital strength, which such preferred stock brings to the Company, and by the ability of the Company to prudently leverage such capital and increase the Company's base of earning assets.

The Company's assets at June 30, 2009 totaled $542,181,000 compared to total assets of $495,754,000 at December 31, 2008. During the first six months of 2009, net loans outstanding, not including loans held-for-sale decreased
$3,003,000 or 1.01% to $294,364,000. This compares to total net loans outstanding, not including loans held-for-sale of $297,367,000 at December 31, 2008. This decrease is primarily attributable to decreased loan demand during the period. Non-performing loans totaled $6,707,000 at June 30, 2009 or 2.25% of total loans outstanding. This compares to non-performing loans totaling $5,091,000 at December 31, 2008 or 1.68% of total loans outstanding. The Bank continues to monitor the quality of the loan portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Company's objectives. Deposits at June 30, 2009 totaled $402,033,000 as compared to total deposits of $344,925,000 at December 31, 2008.

The Company is "well capitalized". The Company's total risk based capital ratio was 14.27%; the Tier 1 capital ratio was 13.30% and the leverage ratio was 9.02%. On July 8, 2009, the Board of Directors declared a cash dividend of $.28 per common share, which was paid on August 5, 2009 to shareholders of record as of July 22, 2009. This compared to a cash dividend of $.28 per common share that was declared during the second quarter of 2008. As a result, year-to-date dividends as of June 30, 2009 total $.28 per common share outstanding for this year. This compares to total year-to-date dividends of $.56 per common share one year ago. The $.28 dividend for the second quarter, which was not declared until July 8, 2009, will be reflected in the financial statements for the three (3) and nine (9) month periods ending September 30, 2009. Future dividends will depend upon the condition and earnings of the Company as well as its need for capital to support continued growth as well as to provide for the eventual repayment of the U.S. Treasury TARP CPP preferred stock. The Company anticipates redeeming the preferred stock as soon as it is practicable and warranted by prevailing local and national economic conditions.

Critical Accounting Estimates
-----------------------------

In preparing the Company's financial statements, Management selects and applies numerous accounting policies. In applying these policies, Management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on an estimation of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of estimated loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While Management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changing conditions, which could have an adverse impact on reported earnings in the future. See "Provisions and Allowance for Loan Losses."

                         SIX MONTHS ENDED JUNE 30, 2009
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Net Interest and Dividend Income
--------------------------------

The Company's earnings are primarily dependent upon net interest and dividend income, and to a lesser extent noninterest income. Net interest and dividend income is the difference between interest and dividends earned primarily on the loan and securities portfolios and interest paid on deposits and advances from the Federal Home Loan Bank. Noninterest income is primarily derived from the Trust/Wealth Advisory Services division, service charges and other fees related to deposit and loan accounts and income from gains in securities transactions. For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent (FTE) basis. FTE interest income restates reported interest income on tax exempt securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.


(amounts in thousands)                                  Six Months Ended June 30
                                                             2009           2008
                                                          -------        -------
Total Interest and Dividend Income
(financial statements)                                    $12,873        $13,259
Tax Equivalent Adjustment                                     658            594
                                                          -------        -------
Total Interest and Dividend Income
      (on an FTE basis)                                    13,531         13,853
Total Interest Expense                                      4,592          5,718
                                                          -------        -------
Net Interest and Dividend Income-FTE                      $ 8,939        $ 8,135
                                                          =======        =======

Total interest and dividend income on a FTE basis for the six months ended June 30, 2009, when compared to the same period in 2008, decreased $322,000 or 2.32%. The decrease was primarily attributable to an economic environment of lower interest rates.

Interest expense on deposits for the first six months of 2009 totaled $2,995,000, a decrease of $644,000 or 17.70% which compared to $3,639,000 for the same period in 2008. The Bank's volume of Federal Home Loan Bank advances outstanding at June 30, 2009 decreased 12.22% when compared to total advances outstanding at December 31, 2008, resulting in a decrease of interest expense totaling $548,000. During the fourth quarter of 2008, the Bank prepaid a $19 million advance from the Federal Home Loan Bank of Boston at a cost of $674,000 net of tax. The Bank took such action as part of a program to restructure a portion of the Bank's borrowings. The restructuring decreased borrowing expense in 2009. Total interest expense for the six months ended June 30, 2009 was $4,592,000, a decrease of $1,126,000 or 19.69% when compared to the same period in 2008. This decrease is a result of an economic environment of generally lower interest rates combined with lower volumes of funds borrowed from the Federal Home Loan Bank.

Overall, net interest and dividend income (on an FTE basis) increased $804,000 or 9.88% to $8,939,000 for the period ended June 30, 2009 when compared to the same period in 2008.

Noninterest Income
------------------

Noninterest income totaled $1,902,000 for the six months ended June 30, 2009. This is a decrease of $684,000 or 26.45% compared to noninterest income of $2,586,000 for the six months ended June 30, 2008. A declining movement of market rates resulted in decreased income of the Trust/Wealth Advisory Services Division of $171,000 or 14.99% to $970,000 for the period ended June 30, 2009. This compares to income totaling $1,141,000 for the corresponding period in 2008. Gains on sales of available-for-sale securities totaled $436,000 for the first six months of 2009 compared to a gain of $354,000 for the same period in 2008. The Company's investment portfolio is analyzed for impairment on a quarterly basis. At June 30, 2009, Management determined that five securities exhibited varying levels of impairment, which in the aggregate totaled $1,128,000. This determination necessitated an impairment loss of that amount, which after taxes represented a loss of approximately $740,000. Other income which primarily consists of fees associated with transaction accounts, fees related to the origination and servicing of mortgage loans and gains related to the sale of mortgage loans increased $532,000 or 48.76% to $1,623,000 from $1,091,000 during the period ended June 30, 2009.

Noninterest Expense
-------------------

Noninterest expense increased 17.39% for the first six months of 2009 as compared to the same period in 2008. This increase is primarily attributable to an increase in FDIC insurance rates and the special assessment imposed by the FDIC upon the banking industry. The additional expenses related to these items are $270,000 and $244,000, respectively. Other increases in the described noninterest expenses in the table below generally reflect business volume and related growth. The components of noninterest expense and the changes in the period were as follows:

                                                2009           2008         Change       % Change
-------------------------------------        ----------     ----------    ----------     ---------
Salaries and employee benefits               $4,547,153     $4,077,370      $469,783        11.52%
Occupancy expense                               502,082        462,702        39,380         8.51
Equipment expense                               440,018        431,302         8,716         2.02
Data Processing                                 713,600        695,154        18,446         2.65
Insurance                                        55,483         69,908       (14,425)      (20.63)
FDIC Insurance                                  533,204         19,607       513,597     2,619.46
Printing and stationery                         167,183        134,509        32,674        24.29
Professional fees                               524,628        433,444        91,184        21.04
Legal expense                                   207,953        166,236        41,717        25.10
Amortization of core deposit intangible          82,107         82,108            (1)        0.00
Other expense                                   851,361        774,600        76,761         9.91
                                             ----------     ----------    ----------
        Total noninterest expense            $8,624,772     $7,346,940    $1,277,832        17.39%
                                             ==========     ==========    ==========

Income Taxes
------------

The income tax provision for the first six months of 2009 totaled a credit of $85,000 in comparison to a provision of $546,000 for the same six-month period in 2008. Pretax income in 2009 was $813,000 and included tax-exempt income totaling $1,277,000. Pretax income in 2008 was $2,610,000 and included tax-exempt income totaling $1,153,000. The decrease in the income tax provision is primarily attributable to a decrease in taxable income.

Net Income
----------

Overall, net income totaled $898,000 for the six months ended June 30, 2009. Net income available to shareholders totaled $763,000 for the six (6) months ended June 30, 2009 and represents earnings of $.45 per average share outstanding. This compares to net income of 2,064,000 or $1.23 per average share outstanding for the same period in 2008. The costs of the preferred stock represented $134,754 of the total decrease of $1,301,425 in net income available to common shareholders during the six (6) month period ended June 30, 2009.

                        THREE MONTHS ENDED JUNE 30, 2009
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008


Net Interest and Dividend Income
--------------------------------

For the following discussion, net interest and dividend income is presented on a fully taxable-equivalent (FTE) basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's federal tax rate of 34% for all periods presented.

(amounts in thousands)                                Three Months Ended June 30
                                                            2009         2008
                                                            -------    -------
 Total Interest and Dividend Income
(financial statements)                                      $ 6,386    $ 6,591
Tax Equivalent Adjustment                                       326        298
                                                            -------    -------
     Total Interest and Dividend Income (on an FTE basis)     6,712      6,889
Total Interest (Expense)                                     (2,308)    (2,710)
                                                            -------    -------
Net Interest and Dividend Income-FTE                        $ 4,404    $ 4,179
                                                            =======    =======

Total interest and dividend income on an FTE basis for the three months ended June 30, 2009 decreased $177,000 or 2.57% compared to the same period in 2008. The decrease was primarily attributable to a decrease in interest rates. Interest expense on deposits decreased $155,000 or 9.30% for the quarter to $1,511,000 compared to $1,666,000 for the same quarter in 2008. This decrease is primarily the result of an economic environment of generally lower interest rates. The Bank's volume of Federal Home Loan Bank advances decreased during the three-month period ended June 30, 2009 when compared to the corresponding period in 2008. Interest expense on these advances decreased $274,000 or 26.27% and totaled $769,000 for the three months ended June 30, 2009 compared to $1,043,000 for the corresponding period in 2008. During the fourth quarter of 2008, the Bank prepaid a $19 million advance from the Federal Home Loan Bank of Boston at a cost of $674,000 net of tax. The Bank took such action as part of a program to restructure a portion of the Bank's borrowings. The restructuring decreased borrowing expense in 2009. Total interest expense for the three months ending June 30, 2009 was $2,308,000 compared to total interest expense for the same period in 2008 of $2,710,000, a decrease of $402,000 or 14.83%. Overall, net interest and dividend income (on a FTE basis) increased $225,000 or 5.38% to $4,404,000 for the three-month period ended June 30, 2009 when compared to the corresponding period in 2008.

Noninterest Income
------------------

Noninterest income totaled $196,000 for the three months ended June 30, 2009 as compared to $1,153,000 for the three months ended June 30, 2008. The second quarter performance is attributed primarily to accounting adjustments involving investments within the Bank's investment portfolio to reflect Other Than Temporary Impairment (OTTI) totaling $1,128,000 as previously discussed.

Noninterest Expense
-------------------

Noninterest expense totaled $4,491,000 for the three month period ended June 30, 2009 as compared to $3,697,000 for the same period in 2008, an increase of $794,000 or 21.48%. Although there are increases in noninterest expenses that are attributable to normal volumes of business, much of the overall increase in the noninterest expenses listed in the table below is attributable to an increase in FDIC insurance rates and the special assessment imposed by the FDIC upon the banking industry. The additional expenses related to these items are $165,000 and $244,000 respectively. The components of noninterest expense and the changes in the period were as follows:

                                             2009         2008        Change      % Change
------------------------------------------------------------------------------------------
Salaries and employee benefits            $2,282,050   $2,001,197   $ 280,853       14.03%
Occupancy expense                            244,963      232,175      12,788        5.51
Equipment expense                            213,301      220,215      (6,914)      (3.14)
Data Processing                              330,164      390,539     (60,375)     (15.46)
Insurance                                     32,033       34,915      (2,882)      (8.25)
FDIC Insurance                               419,702       10,700     409,002    3,822.45
Printing and stationery                      101,214       75,001      26,213       34.95
Professional fees                            263,287      199,234      64,053       32.15
Legal expense                                112,594      104,809       7,785        7.43
Amortization of core deposit intangible       41,054       41,054           0        0.00
Other expense                                450,620      387,105      63,515       16.41
                                          ----------   ----------   ---------   ---------
        Total noninterest expense         $4,490,982   $3,696,944   $ 794,038       21.48%
                                          ==========   ==========   =========

Income Taxes
------------

The income tax provision for the three-month period ended June 30, 2009 totaled $(348,000) in comparison to $245,000 for the same three month period in 2008. The decrease in the income tax provision is attributable to a decrease in taxable income.

Net Income (Loss)
-----------------

Overall, the Company incurred a net loss of $(183,000) for the three months ended June 30, 2009, and net income (loss) available to common shareholders totaled $(318,000), which represents a loss of $(.19) per average share of common stock outstanding. This compares to net income of $984,000 for the same period in 2008, a decrease of $1,167,000 and compares to earnings per share of $.58 for the 2008 period. The costs of the preferred stock represented $134,754 of the total decrease of $1,301,666 in net income available to common shareholders during the three (3) month period ended June 30, 2009.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 2009 were $542,181,000 compared to $495,754,000 at December 31, 2008, an increase of 9.36%. The asset growth is primarily in cash and cash equivalents, which enhance the Company's liquidity. Such increase is primarily attributable to the result of the Company's participation in TARP CPP, which was closed on March 13, 2009 in the amount of $8,816,000, which funds were deployed by the Company in short-term liquid assets. Liabilities also increased due to the inflow of interest-bearing deposits, reflecting the preference of customers for the safety of deposits versus the uncertainty in the equity markets, an increase in the savings rate from a consumer standpoint, and a concerted effort by the Bank's staff to expand deposit relationships with customers.

Securities
----------

The make up of the securities portfolio is diversified among U.S. Government sponsored agencies, mortgage-backed securities and securities issued by states of the United States and political subdivisions of the states. None of the securities owned in the portfolio are collateralized by sub-prime mortgages. During the six months ended June 30, 2009, the securities portfolio, including Federal Home Loan Bank stock, increased $8,793,000 or 5.64% to $164,709,000 from $155,916,000 at December 31, 2008.

Securities are classified in the portfolio as either securities available-for-sale or securities held-to-maturity. Almost all securities are classified as available-for-sale. The securities reported as available-for-sale are stated at fair value in the financial statements of the Company. Unrealized gains and losses on available-for-sale securities (accumulated other comprehensive income/loss) are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. At June 30, 2009, the unrealized loss net of tax was $7,140,000. This compares to an unrealized loss net of tax of $6,968,000 at December 31, 2008. The unrealized losses in these securities are attributable to changes in market interest rates. A review and analysis of the securities portfolio determined that there had been credit deterioration in five investments, which in the aggregate totaled $1,127,889. This determination necessitated an impairment loss of that amount, which after taxes netted out to approximately $740,000. Management deems the remaining securities that are currently in an unrealized loss position as not other than temporarily impaired. The securities reported as securities held-to-maturity are stated at amortized cost.

The increase in the portfolio is a reflection of securities being purchased in order to deploy excess funds available due to the influx of deposits.

Lending
-------

Net loans outstanding (not including loans held-for-sale) totaled $294,364,000 at June 30, 2009 compared to net loans outstanding (not including loans held-for-sale) of $297,367,000 at December 31, 2008, a decrease of $3,003,000 or 1.01%. The current economic environment has resulted in decreased loan demand.

The following table represents the composition of the loan portfolio comparing June 30, 2009 to December 31, 2008:

                                                June 30, 2009  December 31, 2008
                                                -------------  -----------------

Commercial, financial and agricultural          $  24,128,516     $  20,784,842
Real estate-construction and land
      development                                  27,371,138        33,342,610
Real estate-residential                           171,730,965       177,048,233
Real estate-commercial                             68,057,340        62,796,469
Consumer                                            5,050,462         5,551,172
Other                                                 916,218           174,965
                                                -------------     -------------
                                                  297,254,639       299,698,291
Deferred costs, net                                   418,017           393,228
Unearned income                                            (5)              (61)
Allowance for loan losses                          (2,724,024)       (3,308,619)
--------------------------------------------    -------------     -------------
Net Loans                                       $ 294,364,032     $ 297,367,434
                                                =============     =============

Provisions and Allowance for Loan Losses
----------------------------------------

Credit risk is inherent in the business of extending loans. The Bank monitors the quality of the portfolio to ensure that loan quality will not be sacrificed for growth or otherwise compromise the Bank's objectives. Because of this risk associated with extending loans, the Bank maintains an allowance for loan losses through charges to earnings. The provision expense for allowances for loan losses for the first six months of 2009 totaled $745,000, compared to $170,000 provision expense for loan losses for the comparable period in 2008.

The Bank evaluates the adequacy of the allowance no less frequently than on a quarterly basis. No material changes have been made in the estimation methods or assumptions that the Bank uses in making this determination during the period ended June 30, 2009. Such evaluations are based on assessments of credit quality and "risk rating" of loans by senior management, which is reviewed by the Bank's Loan Committee on a regular basis. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Impaired loans receive individual evaluation of the allowance necessary on a monthly basis. Loans to be considered for impairment are defined in the Bank's Loan Policy as commercial loans with balances outstanding of $100,000 or more and residential real estate mortgages with balances of $300,000 or more. Such loans are considered impaired when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

Any such commercial loan or residential mortgage may be considered impaired due to any of the following circumstances:

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

Nonperforming loans, which include all loans that are on a non-accrual status along with loans that are 90 days or more past due and still accruing, and OREO properties are closely monitored by Management. At June 30, 2009, nonperforming loans totaled $6,707,000 or 2.25% of total loans outstanding of $297,673,000. The allowance for loan losses totaled $3,309,000 representing 49.33% of nonperforming loans. Nonperforming loans totaled $5,174,601 or 1.73% of total loans outstanding, (which does not include loans held-for-sale) of $299,698,291 at December 31, 2008. The allowance for loan losses totaled $2,724,024 at December 31, 2008 and represented 52.64% of nonperforming loans. A total of $176,000 of loans was charged-off by the Bank during the six months ended June 30, 2009. These charged-off loans consisted primarily of commercial loans. This compares to loans charged-off during the six-month period ended June 30, 2008 of $42,000. A total of $16,000 of previously charged-off loans was recovered during the six month period ended June 30, 2009. Recoveries for the same period in 2008 totaled $22,000. While Management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans or other factors. Additionally, future additions to the allowance may be necessary to maintain adequate coverage ratios. At June 30, 2009, the Bank had other real estate owned (OREO) in the amount of $418,000, which is one commercial property.

Deposits
--------

The Company offers a variety of deposit accounts with a range of interest rates and terms. Total deposits increased 16.56% from December 31, 2008 to June 30, 2009. The following table illustrates the composition of the Company's deposits at June 30, 2009 and December 31, 2008:

                                               June 30, 2009   December 31, 2008
                                               ------------   -----------------
Demand                                         $ 64,781,251   $      65,479,271
NOW                                              33,296,274          26,097,175
Money Market                                     68,445,264          57,648,106
Savings                                          81,575,387          70,180,841
Time                                            153,934,430         125,519,839
                                               ------------   -----------------
  Total Deposits                               $402,032,606   $     344,925,232
                                               ============   =================

Deposits constitute the principal funding source of the Company's assets.

Borrowings
----------

The Company utilizes advances from the Federal Home Loan Bank as part of its operating strategy to supplement deposit growth and fund its asset growth, a strategy that is designed to increase interest income. These advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. At June 30, 2009, the Company had $77,174,000 in outstanding advances from the Federal Home Loan Bank compared to

$87,914,000 at December 31, 2008. With the large increase in deposits, Management has not had to supplement deposit growth with advances from the Federal Home Loan Bank.

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

Loan commitments have credit risk essentially the same as that involved in extending loans to customers. They are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The accompanying table summarizes the Company's off-balance sheet lending-related financial instruments by remaining maturity at June 30, 2009:

June 30, 2009
(amounts in thousands)

 By remaining maturity            Less than 1 year  1 -3 years  4-5 years   After 5 years   Total
---------------------------------------------------------------------------------------------------
 Off-balance sheet lending-related
 Financial Instruments
     Residential real estate related        $2,136    $    0      $    4      $34,198      $36,338
     Commercial related                      1,995     4,378       2,197       10,235       18,805
     Consumer related                                                                        1,313
     Standby letters of credit                             3                                     3
--------------------------------------------------------------------------------------------------
     Total                                  $4,131    $4,381      $2,201      $45,746      $56,459
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

An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2009, the Company maintains an asset sensitive (positive gap) position. This would suggest that during a period of increasing interest rates, the Company would be in a better position to increase net interest income. To the contrary, during a period of declining interest rates, a positive gap would result in a decrease in interest income. The level of interest rate risk at June 30, 2009 was within the limits approved by the Board of Directors.

Liquidity
---------

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. The Company manages liquidity primarily with readily marketable investment securities, deposits and loan repayments. The Company's subsidiary, the Bank, is a member of the Federal Home Loan Bank of Boston. This enhances the liquidity position by providing a source of available borrowings. At June 30, 2009, the Company had approximately $56,459,000 in loan commitments outstanding. Management believes that the current level of liquidity is ample to meet the Company's needs for both the present and foreseeable future.

Capital
-------

At June 30, 2009, the Company had $47,995,000 in shareholders' equity, an increase of 23.26% when compared to December 31, 2008 shareholders' equity totaling $38,939,000. While most of such increase reflects an increase resulting from the issuance of 8,816,000 in preferred stock pursuant to the U.S. Treasury TARP CPP in March, 2009, several other components contributed to the change since December 31, 2008. Earnings for the six-month period ended June 30, 2009 totaled $898,000. Securities in the portfolio that are classified as available-for-sale are adjusted to fair value monthly and the unrealized losses or gains are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of capital until realized. Market fluctuations of fair value of the securities portfolio for the period ending June 30, 2009 resulted in a net change in other comprehensive loss totaling $172,000. The Company's capital was increased by $8,816,000 in March 2009 by the issuance of preferred stock pursuant to the U.S. Treasury's TARP CPP. The application of SFAS No. 158, as described in Note 3 resulted in other comprehensive income net of tax of $43,000 for the six-month period ended June 30, 2009. The Company declared a quarterly dividend to shareholders resulting in a decrease in capital of $472,000. The Company paid a dividend of $76,000 to the U.S. Treasury's TARP CPP. The Company issued 840 new shares of common stock under the terms of the Director Stock Retainer Plan that resulted in an increase in capital of $19,000.

Under current regulatory definitions, the Company and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not "well capitalized". One primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk-weighted assets. This method of measuring capital adequacy helps to establish capital requirements that are more sensitive to the differences in risk associated with various assets. It takes into account off-balance sheet exposure in assessing capital adequacy and it minimizes disincentives to holding liquid, low-risk assets. At June 30, 2009, the Company had a total risk-based capital ratio of 14.27% compared to 11.59% at December 31, 2008. Maintaining strong capital is essential to bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

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

                        Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Interim Chief Financial Officer concluded that, based upon an evaluation as of June 30, 2009, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company's management including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

During the fiscal quarter ended June 30, 2009 there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

      The Bank is a party defendant, both in its capacity as Salisbury Bank and Trust Company and in its previous capacity as a Trustee of the Erling C. Christophersen Revocable Trust, in litigation currently pending in the Connecticut Superior Court within the Judicial District of Bridgeport, John R. Christophersen v Erling C. Christophersen et. al., which commenced May 29, 2008. The other parties to the litigation are the Plaintiff, John
      R. Christophersen of Norwalk, Connecticut and the Defendants, Erling C. Christophersen, of Westport, Connecticut; Bonnie Christophersen of Westport, Connecticut, Elena Dreiske of Wanetka, Illinois, and People's United Bank with its principal place of business in Bridgeport, Connecticut.

      The litigation involves the ownership of certain real property located within Westport, Connecticut, which was conveyed by the Defendant, Erling
      C. Christophersen, to the Erling C. Christophersen Trust, of which the Bank was a co-Trustee. Subsequent to this conveyance, the Bank loaned $3,386,609, to the Erling

      Christophersen Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport real estate referenced above.

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

      The Bank disputes the claims made by the Plaintiff and is vigorously defending the case. At the inception of this loan, the Bank obtained a Lenders Title insurance policy from the Chicago Title and Insurance Company. Additionally, at the time of this financing, the appraised value of the aforementioned real estate was significantly in excess of the loan amount. Given current economic conditions, the Bank continues to monitor the value of its collateral position, which remains well in excess of the outstanding loan balance. The underlying loan is currently non-performing. Until the litigation is resolved, the liquidity of the real estate collateral that secures the loan will remain significantly impaired.

Item 2. -Unregistered Sales of Equity Securities and Use of Proceeds. On May 29, 2009, the Company issued 840 shares of common stock to members of its Board of Directors under the terms of the Director Stock Retainer Plan. The shares were issued in a private transaction in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was received upon issuance of the shares.

Item 3. - Defaults Upon Senior Securities. None

Item 4. - Submission of Matters to a Vote of Security Holders. The Annual Meeting of Shareholders of the Company, was held on Wednesday, May 27, 2009. Shareholders voted on the election of directors, the ratification of the appointment of independent auditors and the non-binding advisory vote on the compensation of named executive officers.

The results of the votes of shareholders regarding each proposal are set forth below:

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

Each of the three nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve until their term expires or their successors are elected and qualified.

The vote for electing nominees as directors was as follows:

                                                                     Withholding
                                                For                   Authority

John R. H. Blum    Number of shares         1,313,082                  37,956
                   Percentage of
                   Shares Voted:              97.2%                     2.8%
                   Percentage of Shares
                   Entitled to Vote:          77.8%                     2.3%

                                                                     Withholding
                                                For                   Authority

Holly J. Nelson    Number of shares         1,320,229                  30,809
                   Percentage of
                   Shares Voted:              97.7%                     2.3%
                   Percentage of Shares
                   Entitled to Vote:          78.3%                     1.8%

                                                                     Withholding
                                                For                   Authority

John F. Perotti    Number of shares         1,318,547                  32,491
                   Percentage of
                   Shares Voted:              97.6%                     2.4%
                   Percentage of Shares
                   Entitled to Vote:          78.2%                     1.9%

                                   PROPOSAL 2
             RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2009 was approved because the votes for such appointment exceeded the votes against such appointment.

The vote to ratify the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2009 was as follows:

                                            For            Against       Abstain

Number of Shares:                         1,345,599         1,815         3,624
Percentage of Shares Voted:                  99.6%           .1%           .3%
Percentage of Shares
Entitled to Vote:                            79.8%           .1%           .2%

                                   PROPOSAL 3
                  NON-BINDING ADVISORY VOTE ON THE COMPENSATION
                           OF NAMED EXECUTIVE OFFICERS

The vote to approve the non-binding advisory vote on the compensation of named executive officers was as follows:

                                            For            Against       Abstain

Number of Shares:                         1,225,678         56,220       69,143
Percentage of Shares Voted:                  90.7%           4.2%         5.1%
Percentage of Shares
Entitled to Vote:                            72.7%           3.3%         4.1%


Item 5. - Other Information.  None

Item 6. - Exhibits

            11     Computation of Earnings (Loss) per Share.

            31.1-Rule 13a-14(a)/15d-14(a) Certification of CEO.
            31.2-Rule 13a-14(a)/15d-14(a) Certification of Interim CFO.

            32- Section 1350 Certifications of CEO and Interim CFO.

                             SALISBURY BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Salisbury Bancorp, Inc.

Date: August 14, 2009                 by: /s/ Richard J. Cantele, Jr.
      ---------------                     --------------------------------------
                                           Richard J. Cantele, Jr.
                                           President and Chief Executive Officer

Date: August 14, 2009                 by: /s/ Richard J. Cantele, Jr.
      ---------------                     --------------------------------------
                                           Richard J. Cantele, Jr.
                                           Interim Chief Financial Officer