Form 10-Q
period 2009-09-30
SALISBURY BANCORP INC
filed 2009-11-16
CIK 1060219

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

                                 (860) 435-9801
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                            Yes_________ No_________

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

                                 Yes [ ] No [X]

The number of shares of Common Stock outstanding as of November 16, 2009, is 1,686,701.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page

                          PART I FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Consolidated Balance Sheet as of
                 September 30, 2009 and December 31, 2008....................  3

                 Consolidated Statement of Income
                 for the three month and nine month periods
                 ended September 30, 2009 and September 30, 2008.............  4

                 Consolidated Statement of Changes in
                 Shareholders' Equity for the nine month
                 periods ended September 30, 2009 and September 30, 2008.....  5

                 Consolidated Statement of Cash Flows
                 for the nine month periods ended
                 September 30, 2009 and September 30, 2008...................  6

                 Notes to Consolidated Financial Statements..................  7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 16

Item 3.          Quantitative and Qualitative Disclosures
                 about Market Risk........................................... 28

Item 4T.         Controls and Procedures..................................... 29

                            PART II Other Information

Item 1.          Legal Proceedings........................................... 29
Item 1A.         Risk Factors................................................ 29
Item 2.          Unregistered Sales of Equity Securities and Use of
                 Proceeds.................................................... 29
Item 3.          Defaults upon Senior Securities............................. 30
Item 4.          Submission of matters to a vote of security holders......... 30
Item 5.          Other information........................................... 30
Item 6.          Exhibits.................................................... 30

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
                                                                       September 30,     December 31,
(unaudited, dollars in thousands)                                               2009             2008
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $   7,259        $   7,083
Interest bearing demand deposits with other banks                             23,724              900
Money market mutual funds                                                      4,319            1,477
Federal funds sold                                                                --              200
-----------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                            35,302            9,660
Interest bearing time deposit with other banks                                 5,000               --
Securities
   Available-for-sale at fair value                                          174,765          150,527
   Held-to-maturity at amortized cost
     (fair value: $63 and $67)                                                    63               66
Federal Home Loan Bank stock at cost                                           5,893            5,323
Loans held-for-sale                                                            1,173            2,314
Loans (net of allowance for loan losses: $3,429 and $2,724)                  311,251          297,367
Investment in real estate                                                         75               75
Other real estate owned                                                          418              205
Bank premises and equipment, net                                               8,890            7,124
Goodwill                                                                       9,829            9,829
Intangible assets (net of accumulated amortization: $880 and $757)             1,042            1,165
Accrued interest receivable                                                    2,467            2,704
Cash surrender value of life insurance policies                                3,636            3,825
Deferred taxes                                                                 2,046            4,197
Other assets                                                                   2,437            1,373
-----------------------------------------------------------------------------------------------------
       Total Assets                                                        $ 564,287        $ 495,754
=====================================================================================================
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
   Demand (non-interest bearing)                                           $  64,718        $  65,479
   NOW accounts                                                               35,915           24,872
   Money market                                                               65,252           57,648
   Savings and other                                                          87,804           71,405
   Certificates of deposit                                                   161,110          125,521
-----------------------------------------------------------------------------------------------------
       Total deposits                                                        414,799          344,925
Repurchase agreements                                                         15,462           11,203
Federal Home Loan Bank advances                                               76,767           87,914
Due to broker                                                                     --            7,632
Accrued interest and other liabilities                                         4,781            5,141
-----------------------------------------------------------------------------------------------------
       Total Liabilities                                                     511,809          456,815
-----------------------------------------------------------------------------------------------------
Commitments and contingencies                                                     --               --
-----------------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock - $.01 per share par value
     Authorized: 25,000 and 0; Shares issued: 8,816 and 0                         --               --
   Common stock - $.10 per share par value
     Authorized: 3,000,000 and 3,000,000;
     Shares issued: 1,686,701 and 1,685,861                                      169              169
   Unused common stock warrants outstanding                                      112               --
   Paid-in capital                                                            21,889           13,157
   Retained earnings                                                          34,997           34,518
   Accumulated other comprehensive loss, net                                  (4,689)          (8,905)
-----------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                             52,478           38,939
-----------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                          $ 564,287        $ 495,754
=====================================================================================================

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                    Three months ended          Nine months ended
                                                       September 30,               September 30,
(dollars in thousands except per share amounts)      2009         2008          2009          2008
-----------------------------------------------------------------------------------------------------
Interest and dividend income
Interest and fees on loans                        $    4,642   $    4,686    $   13,633    $   13,918
Interest on debt securities:
     Taxable                                           1,369        1,358         3,965         3,988
     Tax exempt                                          635          622         1,912         1,775
 Dividends on equity securities                           --           39            --           169
 Other interest                                           57            7            67           121
-----------------------------------------------------------------------------------------------------
     Total interest and dividend income                6,703        6,712        19,577        19,971
-----------------------------------------------------------------------------------------------------
Interest expense
Deposits                                               1,433        1,485         4,428         5,124
Repurchase agreements                                     33           46           100            46
FHLB Advances                                            791        1,056         2,322         3,135
-----------------------------------------------------------------------------------------------------
     Total interest expense                            2,257        2,587         6,850         8,305
-----------------------------------------------------------------------------------------------------
Net interest and dividend income                       4,446        4,125        12,727        11,666
Provision for loan losses                                180          520           925           690
-----------------------------------------------------------------------------------------------------
Net interest and dividend income
     after provision for loan losses                   4,266        3,605        11,802        10,976
-----------------------------------------------------------------------------------------------------
Non-interest income
Trust and wealth advisory                                463          543         1,433         1,684
Service charges on deposit accounts                      225          209           641           610
Losses on available-for-sale securities                   --       (2,671)         (692)       (2,317)
Gains on sales of mortgage loans, net                    101           77           555           236
Other                                                    469          497         1,223         1,028
-----------------------------------------------------------------------------------------------------
     Total non-interest income (loss)                  1,258       (1,345)        3,160         1,241
-----------------------------------------------------------------------------------------------------
Non-interest expense
Salaries and employee benefits                         2,784        2,147         7,332         6,225
Occupancy                                                238          258           740           721
Equipment                                                265          219           705           650
Data processing                                          327          310         1,040         1,005
Insurance                                                 40           41            96           112
FDIC insurance                                           204           17           737            36
Printing and stationary                                   58           66           225           201
Postage and telecommunications                           162          145           307           278
Professional fees                                        308          218           832           651
Legal                                                     68          116           276           282
Amortization of intangibles                               41           41           123           123
Other                                                    307          257         1,014           898
-----------------------------------------------------------------------------------------------------
     Total non-interest expense                        4,802        3,835        13,427        11,182
-----------------------------------------------------------------------------------------------------
Income before income taxes                               722       (1,575)        1,535         1,035
Income tax provision                                       2          337           (83)          883
-----------------------------------------------------------------------------------------------------
Net income (loss)                                 $      720   $   (1,912)   $    1,618    $      152
=====================================================================================================
Net income (loss) available to
     common shareholders                          $      549   $   (1,912)   $    1,368    $      152
=====================================================================================================
Per common share

Diluted earnings                                  $     0.33   $    (1.13)   $     0.81    $     0.09

Cash dividends                                          0.28         0.28          0.56          0.84

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             Accumulated
                                                                                                              other comp-   Total
                                                                                                              rehensive     share-
                                        Common Stock       Preferred                Paid-in      Retained      (loss)      holders'
(unaudited, dollars in thousands)    Shares      Amount      stock      Warrants    capital      earnings      income       equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2008                1,685,861   $     169   $      --   $      --   $  13,157    $  34,518    $  (8,905)   $  38,939
Net income for period                     --          --          --          --          --        1,618           --        1,618
Other comprehensive income
  net of taxes                            --          --                      --          --           --        4,216        4,216
                                                                                                                          ---------
Total comprehensive income                                                                                                    5,834
                                                                                                                          ---------
Common stock dividends paid               --          --                      --          --         (944)          --         (944)
Issuance of preferred stock and
  warrants                                --          --          --         112       8,704           --           --        8,816
Amortization of warrants                  --          --          --          --           9           (9)          --           --
Preferred stock dividends paid            --          --          --          --          --         (186)          --         (186)
Issuance of common stock for
  Directors fees                         840          --          --          --          19           --           --           19
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2009     1,686,701   $     169   $      --   $     112   $  21,889    $  34,997    $  (4,689)   $  52,478
===================================================================================================================================
Balances at
  December 31, 2007                1,685,021   $     169   $      --   $      --   $  13,130    $  35,583    $  (3,319)   $  45,563
Net income for period                     --          --          --          --          --          152           --          152
Other comprehensive loss,
  net of taxes                            --          --          --          --          --           --       (5,325)      (5,325)
                                                                                                                          ---------
Total comprehensive loss                                                                                                     (5,173)
                                                                                                                          ---------
Common stock dividends paid               --          --          --          --          --       (1,416)          --       (1,416)
Issuance of common stock for
  Directors fees                         840          --          --          --          28           --           --           28
Cumulative effect of change in
  Accounting principles:
  Initial application of
  EITF Issue No. 06-4                     --          --          --          --          --         (283)          --         (283)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2008     1,685,861   $     169   $      --   $      --   $  13,158    $  34,036    $  (8,644)   $  38,719
===================================================================================================================================

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine months ended
                                                                                    September 30,
(unaudited, dollars in thousands)                                                 2009         2008
-----------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                               $   1,618    $     152
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Amortization of securities, net                                       392           57
              Gain on sales of available-for-sale securities, net                  (436)        (539)
              Write-downs of available-for-sale securities                        1,128        2,856
              Provision for loan losses                                             925          690
              Decrease (increase) in loans held-for-sale                          1,141           (2)
              Change in deferred loan costs, net                                   (112)          (2)
              Increase in mortgage servicing rights, net                           (254)          (1)
              Depreciation and amortization of bank premises and equipment          535          519
              Amortization of intangible assets                                     123          123
              Accretion of fair value adjustment on deposits and borrowings         (54)         (98)
              Amortization of fair value adjustment on loans                         36           36
              Decrease in interest receivable                                       207          144
              Deferred tax benefit                                                  (20)        (138)
              Increase in taxes receivable                                         (477)         (13)
              Increase in prepaid expenses                                         (345)         (30)
              Increase in cash surrender value of life insurance policies          (215)         (92)
              Proceeds from life insurance policies                                 404           --
              Increase in other assets                                              (19)        (159)
              Increase in accrued expenses                                          114          213
              Increase (decrease) in interest payable                                72         (164)
              Increase (decrease) in other liabilities                               11           (8)
              Issuance of shares for Directors' fees                                 19           28
              Increase (decrease) in unearned income on loans                         6           (1)
-----------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                       4,799        3,571
-----------------------------------------------------------------------------------------------------
Investing Activities
     Placement of interest-bearing time deposit with other bank                  (5,000)          --
     Purchase of Federal Home Loan Bank stock                                      (570)        (147)
     Purchases of available-for-sale securities                                 (98,738)    (102,304)
     Proceeds from sales of available-for-sale securities                        44,124       94,723
     Proceeds from maturities of available-for-sale securities                   27,991           --
     Proceeds from maturities of held-to-maturity securities                          4            3
     Loan originations, advances and principal collections, net                 (15,105)     (24,372)
     Purchase of loans                                                              (76)      (1,935)
     Recoveries of loans previously charged-off                                      25           36
     Proceeds from sale of other real estate owned                                  205           --
     Payments to improve other real estate owned                                     --         (204)
     Purchases of bank premises and equipment, net                               (2,270)        (941)
-----------------------------------------------------------------------------------------------------
                  Net cash utilized by investing activities                     (49,410)     (35,141)
-----------------------------------------------------------------------------------------------------
Financing Activities
     Net increase in demand deposits, NOW and savings accounts                   34,284       24,927
     Net increase in time deposits                                               35,590        1,940
     Net increase in securities sold under agreements to repurchase               4,259       12,370
     Federal Home Loan Bank advances                                             12,000       17,000
     Principal payments on Federal Home Loan Bank advances                       (2,215)     (16,786)
     Net change in Federal Home Loan Bank short term advances                   (20,878)      (8,637)
     Proceeds from issuance of preferred stock                                    8,824            0
     Cash dividends paid                                                         (1,611)      (1,682)
-----------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                      70,253       29,132
-----------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                            25,642       (2,438)
Cash and cash equivalents, beginning of period                                    9,660       15,178
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $  35,302    $  12,740
=====================================================================================================
Cash paid during period
     Interest to depositors and on borrowings                                 $   6,777    $   8,567
     Income taxes                                                                   415        1,034
Non-Cash Transfers
     From Loans to OREO                                                             418          205

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the statements of income and shareholder's equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's Annual Report for the period ended December 31, 2008.

The allowance for loan losses is a significant accounting policy and is presented in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis, which provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

Impact of New Accounting Pronouncements Issued

In June 2009, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standard Codification 105-10, "Generally Accepted Accounting Principles." This standard establishes the FASB Accounting Standard Codification ("Codification" or "ASC") as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. Salisbury adopted this standard during the third quarter of 2009. The adoption had no impact on Salisbury's financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets", and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity ("QSPE") and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity ("VIE") to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. Salisbury is evaluating the impact that these standards will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value," which updates ASC 820-10, "Fair Value Measurements and Disclosures." The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning January 1, 2010. Salisbury does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, "Subsequent Events." ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Salisbury adopted this guidance during the second quarter of 2009. In accordance with the update, Salisbury evaluates subsequent events through the date its financial statements are issued. The adoption of this guidance did not have an impact on Salisbury's financial position or results of operations.

In April 2009, the FASB updated ASC 320-10, "Investments - Debt and Equity Securities." The guidance amends the other-than-temporary impairment ("OTTI") guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires Salisbury to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. Salisbury adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on Salisbury's financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, "Fair Value Measurements and Disclosures," to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. Salisbury adopted this guidance during 2009 and the adoption did not have a material impact on Salisbury's financial position and results of operations. The enhanced disclosures related to this guidance are included in
Note 5, "Fair Value Measurements," to the consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 "Financial Instruments." This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. Salisbury adopted this guidance during 2009. The required disclosures have been included in Note 5, "Fair Value Measurements," to the consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, "Earnings Per Share." The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective January 1, 2009, did not have a material impact on Salisbury's financial position, results of operations, and earnings per share.

In March 2008, the FASB updated ASC 815, "Derivatives and Hedging." This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on its financial condition and results of operations.

In February 2008, the FASB updated ASC 860, "Transfers and Servicing." This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective January 1, 2009. The adoption of this guidance did not have a material effect on Salisbury's results of operations or financial position.

In December 2007, the FASB updated ASC 810-10, "Consolidation", which provides new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This guidance also required expanded disclosures that identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on Salisbury's results of operations or financial position.

In December 2007, the FASB updated ASC 805, "Business Combinations." The updated guidance significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material impact on Salisbury's financial condition and results of operations.

Pending Acquisition

On August 25, 2009, Salisbury announced the Bank had entered into a purchase and assumption agreement (the "Agreement") to purchase the Canaan, Connecticut branch of Webster Bank. The Agreement provides that, subject to the receipt of regulatory approvals and the satisfaction of normal closing conditions, the Bank will assume certain deposits, fixed assets, and certain loans. The Bank also agreed to retain all branch-based employees of the Webster Canaan Branch as part of the transaction.

In the aggregate, the transaction includes approximately $17 million in deposits and approximately $4 million in loans. Under the terms of the Agreement, the acquisition is expected to be completed in the fourth quarter of 2009.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Disclosure of comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities). The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Salisbury's sources of other comprehensive income (loss) are the net changes in unrealized holding (losses) or gains on securities and the net change in unrecognized pension plan expense.

The components of comprehensive income (loss) are as follows:

                                                Three months ended     Nine months ended
                                                   September 30,         September 30,
(in thousands)                                    2009       2008       2009       2008
----------------------------------------------------------------------------------------
Net income (loss)                               $   720    $(1,912)   $ 1,618    $   152
Other comprehensive income (loss), before tax
   Net change in unrealized (losses) gains
     on securities available-for-sale and net
     change in unrecognized pension plan
     expense                                      6,554     (3,644)     9,924     (9,250)
   Income tax (expense) benefit                  (2,208)     1,241     (5,708)     3,925
----------------------------------------------------------------------------------------
Other comprehensive income (loss)                 4,346     (2,403)     4,216     (5,325)
----------------------------------------------------------------------------------------
Comprehensive income (loss)                     $ 5,066    $(4,315)   $ 5,834    $(5,173)
----------------------------------------------------------------------------------------

NOTE 3 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

                                                                Gross        Gross
                                                 Amortized    unrealized   unrealized       Fair
(in thousands)                                      cost        gains        losses         value
---------------------------------------------------------------------------------------------------
September 30, 2009
U.S. Treasury bills
   Within 1 year                                 $    3,248   $        1   $       --    $    3,249
U.S. Government Agency notes
   Within 1 year                                     23,289          126           (6)       23,409
   After 1 year but within 5 years                   14,947           84           (8)       15,023
   After 5 years but within 10 years                  3,539           51          (29)        3,561
   After 10 years but within 15 years                 3,000           --          (16)        2,984
Municipal bonds
   Within 1 year                                        555           --           --           555
   After 1 year but within 5 years                    3,996           31           (8)        4,019
   After 5 years but within 10 years                 26,105          348         (683)       25,770
   After 10 years but within 15 years                11,211           25         (740)       10,496
   After 15 years                                    15,987           33       (1,701)       14,319
U.S. Government Agency mortgage backed
   securities                                        36,926          580         (163)       37,343
Non-agency collateralized mortgage obligations       28,201          474       (2,811)       25,864
SBA bonds                                             6,921           22          (32)        6,911
Corporate bonds
   After 1 year but within 5 years                    1,076           34           --         1,110
   After 15 years                                        20          132           --           152
---------------------------------------------------------------------------------------------------
   Total securities available-for-sale           $  179,021   $    1,941   $   (6,197)   $  174,765
===================================================================================================
                                                                Gross        Gross
                                                 Amortized    unrealized   unrealized       Fair
(in thousands)                                      cost        gains        losses         value
---------------------------------------------------------------------------------------------------
December 31, 2008
U.S. Government Agency notes
   Within 1 year                                 $   35,472   $       48   $     (298)   $   35,222
   After 1 year but within 5 years                    5,987           62           --         6,049
Municipal bonds
   After 1 year but within 5 years                    2,201           --          (73)        2,128
   After 5 years but within 10 years                  9,524           90         (380)        9,234
   After 10 years but within 15 years                18,907           33       (2,290)       16,650
   After 15 years                                    32,883           11       (5,210)       27,684
U.S. Government Agency mortgage backed
   securities                                        28,651          137         (178)       28,610
Non-agency collateralized mortgage obligations       24,901          307       (2,873)       22,335
Agency collateralized mortgage obligations            2,538           57           --         2,595
   After 15 years                                        20           --           --            20
Preferred Stock                                         119           --           --            --
---------------------------------------------------------------------------------------------------
   Total securities available-for-sale           $  161,084   $      745   $  (11,302)   $  150,527
===================================================================================================

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

                                                Gross        Gross
                                 Amortized   unrealized    unrealized   Fair
(in thousands)                     cost         gains        losses     value
--------------------------------------------------------------------------------
September 30, 2009

Mortgage backed security            $63          $ --         $ --       $63
================================================================================
December 31, 2008

Mortgage backed securities          $66          $  1         $ --       $67
================================================================================

The following table summarizes, for all securities in an unrealized loss position at September 30, 2009, the aggregate fair value, gross unrealized loss, and number of securities that have been continuously in an unrealized loss position for less than and greater than twelve months:

                                              Less than 12 Months      12 Months or Longer        Total
----------------------------------------------------------------------------------------------------------
September 30, 2009                          Fair     Unrealized     Fair    Unrealized   Fair   Unrealized
(in thousands)                              value      losses       value     losses     value    losses
----------------------------------------------------------------------------------------------------------
Municipal Bonds                            $ 8,610     $    90    $     --   $     --   $ 8,610   $   90
Mortgage backed securities                  10,054       1,002      23,029      2,128    33,083    3,130
Collateralized mortgage
   backed securities                        11,620         590      10,855      2,377    22,476    2,967
----------------------------------------------------------------------------------------------------------
   Total Temporarily impaired securities   $30,284     $ 1,682    $ 33,884   $  4,505   $64,169   $6,187
==========================================================================================================

Salisbury adopted ASC 320-10-65, Investments-Debt and Equity Securities/Transition and Open Effective Date Information, (previously FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), effective April 1, 2009. ASC 320-10-65 (FSP FAS No. 115-2 and FAS No. 124-2) requires an assessment of OTTI whenever the fair value of a security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash and previous OTTI recognized into earnings.

Salisbury evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

Salisbury believes that principal and interest on U.S Treasury securities, mortgage-backed securities or securities backed by a U.S. government sponsored entity and the Small Business Administration and bank qualified insured municipal securities are deemed recoverable.

As of September 30, 2009, Salisbury performed a detailed cash flow analysis of its non-agency Collateralized Mortgage Obligations ("CMO") to assess whether any of the securities were OTTI. Salisbury uses a third party provider to generate cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity.

For the quarter ended June 30, 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized credit losses of $1,128,000. No additional OTTI was determined for the quarter ended September 30, 2009 and all other CMO securities were judged not to be OTTI as of September 30, 2009. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

Salisbury does not intend to sell the securities which it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. For the remainder of Salisbury's securities portfolio that have experienced decreases in the fair value, the decline is considered to be temporary as Salisbury expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities.

The following table presents the non-agency CMOs for which an OTTI has been recognized based on Salisbury's impairment analysis of its securities portfolio:

                                                                   September 30,
(in thousands)                                                         2009
--------------------------------------------------------------------------------
Amortized cost (net of credit related OTTI write-down)                $5,758
Unrealized losses                                                     (1,671)
--------------------------------------------------------------------------------
Fair value                                                            $4,087
================================================================================

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

                                   Three months ended     Nine months ended
                                      September 30,         September 30,
(in thousands)                       2009       2008       2009       2008
-----------------------------------------------------------------------------
Balance, beginning of period       $  1,128   $     --   $     --   $     --
Credit losses for which OTTI
   was not previously recognized         --         --      1,128         --
-----------------------------------------------------------------------------
Balance, end of period             $  1,128   $     --   $  1,128   $     --
=============================================================================

NOTE 4 - PLEDGED ASSETS

At September 30, 2009 and December 31, 2008, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

                                                    September 30,   December 31,
(in thousands)                                          2009            2008
--------------------------------------------------------------------------------
Securities available-for-sale                         $ 66,876        $ 91,120
Loans and Leases                                       100,742          99,619
--------------------------------------------------------------------------------
     Total pledged assets                             $167,618        $190,739
================================================================================

NOTE 5 - LOANS

The composition of the loan portfolio is as follows:

                                                    September 30,   December 31,
(in thousands)                                          2009           2008
--------------------------------------------------------------------------------
Real estate mortgages:
   Residential                                        $155,607       $151,441
   Commercial                                           67,220         62,796
   Construction, land & land development                30,228         33,343
   Home equity credit                                   30,995         25,608
--------------------------------------------------------------------------------
     Total mortgage loans                              284,050        273,188
Commercial and industrial                               24,514         20,784
Consumer and other                                       5,611          5,726
--------------------------------------------------------------------------------
   Total loans, gross                                  314,175        299,698
Deferred loan origination fees and costs, net              505            393
Allowance for loan losses                               (3,429)        (2,724)
--------------------------------------------------------------------------------
     Total loans, net                                 $311,251       $297,367
================================================================================

Impaired loans
                                                  September 30,    December 31,
(in thousands)                                        2009            2008
-------------------------------------------------------------------------------
With no valuation allowance                         $  8,636        $  3,709
With valuation allowance                               2,164             797
-------------------------------------------------------------------------------
     Total impaired loans                           $ 10,800        $  4,506
-------------------------------------------------------------------------------
Valuation allowance                                 $    144        $     83

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in western Connecticut and proximate areas of New York State and Massachusetts, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations are dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the Salisbury's loan portfolio and the recovery of a substantial portion of Other Real Estate Owned ("OREO") are susceptible to changes in market conditions.

Changes in the allowance for loan losses are as follows:

                                      Three months ended      Nine months ended
                                        September 30,           September 30,
(in thousands)                        2009         2008       2009        2008
--------------------------------------------------------------------------------
Balance, beginning of period         $3,309       $2,625     $2,724      $2,475
Provision for loan losses               180          520        925         690
Charge-offs                             (69)         (54)      (245)        (96)
Recoveries                                9           14         25          36
--------------------------------------------------------------------------------
Balance, end of period               $3,429       $3,105     $3,429      $3,105
--------------------------------------------------------------------------------


NOTE 6 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

                                                   September 30,   December 31,
  (in thousands)                                       2009            2008
------------------------------------------------------------------------------
  Non-accruing loans                                 $ 6,240         $ 5,075
  Accruing loans past due 90 days or more                160             100
  Accruing restructured loans                            350              --
------------------------------------------------------------------------------
       Total non-performing loans                      6,750           5,175
  Real estate acquired in settlement of loans            418             205
------------------------------------------------------------------------------
       Total non-performing assets                    $7,168          $5,380
==============================================================================

Real estate acquired in settlement of loans consists of collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt.

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                                      Three months ended          Nine months ended
                                         September 30,              September 30,
(in thousands)                        2009          2008          2009          2008
---------------------------------------------------------------------------------------
Federal                            $       (8)   $      653    $     (219)   $      987
State                                      10            10            31            33
---------------------------------------------------------------------------------------
         Total Current provision            2           663          (188)        1,020
---------------------------------------------------------------------------------------
Federal                                    --          (326)          (21)         (138)
State                                      --            --            --            --
---------------------------------------------------------------------------------------
         Total Deferred benefit            --          (326)          (21)         (138)
---------------------------------------------------------------------------------------
         Income tax provision      $        2    $      337    $      (83)   $      883
=======================================================================================

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company ("PIC"). In accordance with this legislation, in 2004 Salisbury formed a PIC, Salisbury Mortgage Company. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". Salisbury and the Bank's regulatory capital ratios at September 30, 2009 are as follows:

                                    Well Capitalized      Salisbury     Bank
------------------------------------------------------------------------------
      Leverage ratio                       5.00%             8.57%       6.78%
      Tier 1 risk-based ratio              6.00             12.29        9.74
      Total risk-based ratio              10.00             13.22       10.68

Restrictions on Cash Dividends to Common Shareholders
-----------------------------------------------------

Salisbury's ability to pay cash dividends is dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations. The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Commissioner of Banking, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

Federal Reserve Board Supervisory Letter SR 09-4, February 24, 2009 revised March 27, 2009 notes that, as a general matter, the board of directors of a bank holding company ("BHC") should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

Further restrictions on cash dividends are imposed on Salisbury Capital Purchase Program because of Salisbury's participation in the United States Treasury's Troubled Asset Relief Program, Capital Purchase Program ("TARP, CPP"). These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend. Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a TARP participant unless all TARP preferred shares are redeemed or transferred to third parties.

NOTE 9 - RETIREMENT PLANS

Salisbury has retirement plans, which are described more fully in Note 9 (Employee Benefits) to the Consolidated Financial Statements in Salisbury's 2008 Form 10-K. Salisbury has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. In 2006, the Pension Plan was amended, effective September 1, 2006, to provide that employees hired or rehired on or after September 1, 2006 are not eligible to participate in the plan. The following are components of net periodic benefit expense for Salisbury's Pension
Plan:

                                                 Three months ended        Nine months ended
(in thousands)                                    2009         2008         2009         2008
-----------------------------------------------------------------------------------------------
Components of net periodic expense:
    Service cost                                $     69     $    101     $    284     $    303
    Interest cost                                     79           92          280          275
    Expected return on plan assets                   (85)        (107)        (265)        (320)
    Amortization of prior service cost                --           --           --           --
    Amortization of unrecognized net loss             21           11           86           34
    Amortization of net transition obligation        437           --          437           --
-----------------------------------------------------------------------------------------------
       Net periodic benefit expense             $    521     $     97     $    822     $    292
===============================================================================================
Actuarial assumptions:

    Discount rate                                   6.00%        6.00%        6.00%        6.00%
    Average wage increase                         Note 1       Note 1       Note 1       Note 1
    Expected return on plan assets                  7.50         7.25         7.50         7.25

Note 1. 5% at age 20 grading down to 3% at age 60 and beyond (roughly 3.25% on average).

NOTE 10 - FAIR VALUE OF ASSETS AND LIABILITIES

Salisbury uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities available for sale and impaired loans are recorded at fair value on a recurring basis. Additionally, from time to time, Salisbury may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Fair Value  Hierarchy

Under ASC 820-10 (SFAS No. 157), Salisbury groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

         Level 1 -- Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.
         Level 2 -- Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.
         Level 3 -- Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Salisbury's estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Assets and liabilities measured at fair value on a recurring basis were as follows:

September 30, 2009 (in thousands)       Total    Level 1     Level 2    Level 3
--------------------------------------------------------------------------------
Securities available-for sale         $174,765      $151    $174,614      $ --
Impaired loans                          10,800        --      10,800        --
--------------------------------------------------------------------------------
Total                                 $185,565      $151    $185,414      $ --
================================================================================

Changes in Level 3 of assets and liabilities measured at fair value on a recurring basis were as follows:

                                                                    Available-for-sale Securities
------------------------------------------------------------------------------------------------------
                                                            Three months ended,      Nine months ended
  (in thousands)                                            September 30, 2009       September 30, 2009
------------------------------------------------------------------------------------------------------
  Balance, beginning of period                                  $        1               $        2
  Total gains or losses (realized/unrealized)
     Included in earnings (or changes in net assets)                    --                       (1)
     Included in other comprehensive income                             --                       --
  Amortization of securities, net                                       --                       --
  Transfers in and/or out of Level 3                                    (1)                      (1)
------------------------------------------------------------------------------------------------------
  Balance, end of period                                        $       --               $       --
======================================================================================================

  Amount of total gains or losses for the period included
     in earnings (or changes in net assets) attributable
     to the change in unrealized  gains or losses relating to
     assets still held at the reporting date                    $       --               $       --
======================================================================================================

The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, were as follows:

                                              September 39, 2009           December 31, 2008
---------------------------------------------------------------------------------------------
                                              Carrying      Fair         Carrying     Fair
(in thousands)                                 Amount       Value         Amount      Value
---------------------------------------------------------------------------------------------
Financial assets
     Cash and cash equivalents                $ 35,302    $ 35,302      $   9,660   $   9,660
     Available-for-sale securities             174,766     174,766        150,527     150,527
     Held-to-maturity securities                    63          63             66          67
     Federal Home Loan Bank stock                5,893       5,893          5,323       5,323
     Loans held-for-sale                         1,173       1,744          2,314       2,314
     Loans, net                                311,251     301,139        297,367     287,063
     Accrued interest receivable                 2,467       2,467          2,704       2,704
Financial liabilities
     Deposits                                  414,799     414,832        344,925     346,035
     FHLB advances                              76,766      81,710         87,914      90,206
     Securities sold under agreements
         to repurchase                          15,462      15,462         11,203      11,203
     Due to broker                                  --          --          7,632       7,632

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the period ended December 31, 2008.

BUSINESS

Salisbury Bancorp, Inc. ("Salisbury"), a Connecticut corporation, formed in 1998, is a bank holding company for Salisbury Bank and Trust Company ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from seven full-service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, and Dover Plains, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut. In addition, the Bank has received regulatory approvals to open a full-service branch in Millerton, NY.

Pending Acquisition
-------------------

On August 25, 2009 Salisbury announced the Bank had entered into a purchase and assumption agreement (the "Agreement") to purchase the Canaan, Connecticut branch of Webster Bank. The Agreement provides that, subject to the receipt of regulatory approvals and the satisfaction of normal closing conditions, the Bank will assume certain deposits, fixed assets, and certain loans. The Bank also agreed to retain all branch-based employees of the Webster Canaan Branch as part of the transaction.

In the aggregate, the transaction includes approximately $17 million in deposits and approximately $4 million in loans. Under the terms of the Agreement, the acquisition is expected to be completed in the fourth quarter of 2009.

Application of Critical Accounting Policies
-------------------------------------------

Salisbury's consolidated financial statements are prepared in accordance with US GAAP and follow general practices within the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

Salisbury's significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in Notes to Consolidated Financial Statements and in Management's Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet.
Note 1 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the "Provision and Allowance For Loan Losses" section of Management's Discussion and Analysis.

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2009 and 2008

Overview
--------

Net income available to common shareholders was $549,000, or $.33 per common share, for the third quarter ended September 30, 2009, compared to a net loss of $(1,912,000), or $(1.13) per common share, for the third quarter of 2008. Annualized return on average common shareholder's equity was 5.40% for the third quarter of 2009 compared with -18.03% for the third quarter of 2008. Third quarter 2008 included a securities loss arising from a $2,856,000 OTTI write-down of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock following the U.S. Government placing FHLMC into conservatorship.

Net interest and dividend income for the quarter increased $321,000 due primarily to a $78.6 million increase in average earning assets, which more than offset a 33 basis point decrease in the net interest margin to 3.52%. Excluding securities losses, all other non-interest income decreased $68,000 as a result of a decrease in credit card fees, attributable to the sale of the credit card portfolio in 2008, and lower Trust/Wealth Advisory Services income, offset in part by a $130,000 one-time life insurance benefit and increased banking service fees. Non-interest expense increased $967,000 due primarily to a $637,000 increase in compensation expense and $330,000 in all other operating expenses. The increase in compensation expense included $378,000 in additional pension expense. The increase in all other operating expense included $187,000 in additional FDIC deposit insurance premiums due to an increase in assessments and deposit growth.

Analysis of net interest  and dividend  income  Fully-Taxable  Equivalent  Basis
--------------------------------------------------------------------------------
("FTE")
-------

Salisbury's net interest margin was 3.52% for the quarter compared to 3.43% in the second quarter of 2009 and 3.85% in the third quarter of 2008. The compression in the net interest margin was mostly due to the decline in short term rates and the prolonged flatness of the yield curve, which has reduced the gap between short- and intermediate-term interest rates and the spread between what banks earn on loans and securities and pay on deposits and borrowings. Also contributing to the year-over-year decrease in the net interest margin were reduced spreads on new loans and securities as a result of an intensely competitive market, an increase in low yielding cash and cash equivalents in relation to total earning assets, the absence of Federal Home Loan Bank of Boston ("FHLBB") dividend income for the quarter, and, to a lesser extent to other changes in the mix of earning assets and funding liabilities, asset and liability growth, and the impact of asset and liability re-pricing. During the last twelve-months the Federal Funds Target Rate has fallen by 175 basis points, while the yield on the 5-year US Treasury Note has fallen by 67 basis points. During the last twenty-four months the Federal Funds Target Rate has fallen by 450 basis points while the yield on the 5-year US Treasury Note has fallen by 194 basis points.

Salisbury seeks to grow earning assets and during the current quarter average earning assets increased $27.8 million, or 5.5%, over the second quarter of 2009, and $78.6 million, or 17.2%, over the third quarter of 2008. Fully taxable equivalent ("FTE") net interest and dividend income increased $320,000 for the quarter ended September 30, 2009 as compared with the prior year period. Average interest bearing deposits increased $83.0 million, or 31.3% over the prior year period.

The following table sets forth the components of Salisbury's FTE net interest income and FTE yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,               Average                     Income/                 Average
                                               Balance                     Expense               Yield/Rate
(in thousands)                             2009        2008           2009         2008         2009    2008
---------------------------------------------------------------------------------------------------------------
Loans (a)                               $309,756    $292,111        $ 4,637      $ 4,678       5.99%      6.41%
Short term funds (b)                      44,786       2,643             56            6       0.50       0.91
MBS and CMO securities (c)                64,270      48,191            889          637       5.53       5.29
Other securities (c)(d)                  117,530     114,841          1,410        1,681       4.80       5.86
----------------------------------------------------------------------------------------
    Total earning assets                 536,342     457,786          6,992        7,002       5.21       6.12
                                                                    --------------------
Other assets                              25,122      22,903
------------------------------------------------------------
    Total assets                        $561,464    $480,689
============================================================

NOW accounts                            $ 38,802    $ 26,186             85           14       0.87       0.21
Money market accounts                     66,262      62,624            102          276       0.62       1.76
Savings & other                           84,801      64,973            158          228       0.74       1.40
Certificates of deposit                  158,502     111,613          1,088          967       2.75       3.47
----------------------------------------------------------------------------------------
Total interest-bearing deposits          348,367     265,396          1,433        1,485       1.65       2.24
Repurchase agreements                     14,242       7,912             33           46       0.93       2.33
FHLB advances                             76,910      92,566            791        1,056       4.11       4.56
----------------------------------------------------------------------------------------
    Total interest-bearing funds         439,519     365,874          2,257        2,587       2.05       2.83
                                                                    --------------------
Demand deposits                           68,238      69,735
Other liabilities                          4,499       2,923
Shareholders' equity                      49,208      42,157
------------------------------------------------------------
Total liabilities &

 shareholders' equity                   $561,464    $480,689
============================================================

Net interest income                                                 $ 4,735      $ 4,415
                                                                    ====================
Spread on interest-bearing funds                                                               3.16       3.29
Net interest margin (e)                                                                        3.52       3.85

(a)   Includes non-accrual loans.
(b)   Includes  interest-bearing deposits in other banks and federal funds sold.
(c)   Average balances of securities are based on historical cost.
(d) Includes tax benefits of $289,000 and $290,000, respectively for periods 2009 and 2008 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)   FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30,        2009 versus 2008
(in thousands)                     Change in interest due to
----------------------------------------------------------------
                                Volume (1)   Rate (1)     Net
----------------------------------------------------------------
Interest-earning assets:
   Loans                        $    283    $   (324)   $    (41)
   Short term funds                  101         (51)         50
   MBS and CMO securities            212          40         252
   Other securities                   39        (310)       (271)
----------------------------------------------------------------
     Total                           635        (645)        (10)
----------------------------------------------------------------
Interest-bearing liabilities:
Deposits                             499        (551)        (52)
   FHLB advances & other            (142)       (136)       (278)
   Long term debt                     --          --          --
----------------------------------------------------------------
     Total                           357        (687)       (330)
----------------------------------------------------------------
Net change to interest income   $    278    $     42    $    320
================================================================

(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income (FTE)
---------------------

Total interest and dividend income changed at $6,992,000 for the quarter ended September 30, 2009, as compared with $7,002,000 for the same period a year ago. Loan income decreased slightly, by $41,000, primarily as a result of lower yields offset in part by higher volume during the period. Average loans grew by $17.6 million, or 6.0%. The decrease in the average loan yield, down 42 basis points, resulted from lower interest rates in 2009 and their effect on loan re-pricing and loan re-financing activity.

Investment income increased slightly, by $31,000, over the prior year period, as a result of higher average volume offset by lower yields due to portfolio re-pricing, the discontinuation of FHLBB dividend income for the quarter, compared with $53,000 for the prior year period, and a change in mix arising from the increase in short term funds relative to total investments. Average securities grew by $18.8 million, or 11.5%, while short term funds increased by $42.1 million from $2.6 million for the prior year period.

Interest expense
----------------

Interest expense for the quarter ended September 30, 2009 decreased $330,000, or 12.7%, as compared with the prior year period as a result of decreases in interest rates paid offset by higher average interest bearing balances.

Deposit expense decreased $52,000, or 3.5%, as a result of lower deposit rates and changes in deposit mix offset by a significant increase in average deposit levels. Average interest bearing deposits increased $83.0 million, or 31.3%. The average cost of interest-bearing deposits decreased 59 basis points to 1.65%.

Interest expense on FHLB advances and other borrowings decreased $278,000, or 25.2%, primarily due to lower average FHLB advances, down $15.7 million, and a decrease in borrowing rates, down 45 basis points to 4.11%, over the period.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses for the quarter ended September 30, 2009 of $180,000 compares with $315,000 for the second quarter and $520,000 for the third quarter of 2008. The following table sets forth key data and ratios for the periods presented.

---------------------------------------------------------------------------------------------
At or for the three months ended,    September 30,   June 30     December 31,  September 30,
(dollars in thousands)                   2009          2009          2008          2008
---------------------------------------------------------------------------------------------
Provision for loan losses             $      180    $      315    $      589    $      520
Charge offs, net of recoveries                60           160         1,029            40
Allowance for loan losses                  3,429         3,309         2,724         3,105
Non-performing loans                       6,750         6,707         5,175         1,591
Ratio of allowance for loan losses:
   to gross loans                           1.10%         1.11%         0.92%         1.05%
   to non-performing loans                 50.80         52.62         54.81        195.16
Ratio of non-performing loans
   to gross loans                           2.15          2.11          1.73          0.54
Ratio of past-due loans
   to gross loans                           3.51          3.44          3.15          2.86

As of September 30, 2009, reserve coverage, as measured by the ratio of allowance for loan losses to gross loans was substantially unchanged as compared with last quarter. Similarly, the level of past-due loans and non-performing loans were also substantially unchanged. For additional discussion on loan quality see "Non-Performing Assets".

Salisbury determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2009.

Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by segregating the portfolio into various risk rating and product categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the loan's risk rating and product category, as well as present economic conditions, which have or may adversely affect the financial capacity and/or collateral values supporting the loan.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was last examined by the FDIC in February 2009 and by the State of Connecticut's Department of Banking in August 2007 and no additions to the allowance were warranted as a result of these examinations.

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

Three months ended September 30,

(in thousands)                         2009        2008             Change
-------------------------------------------------------------------------------
Losses on securities, net            $     --   $ (2,671)   $  2,671      100.0%
Trust and wealth advisory                 463        543         (80)     (14.7)
Service charges                           268        237          31       13.1
Gains on sales of mortgage loans           63         50          13       26.0
Mortgage servicing                         65         58           7       12.1
Other                                     399        438         (39)      (8.9)
-------------------------------------------------------------------------------
   Total non-interest income (loss)  $  1,258   $ (1,345)   $  2,603      193.5%
================================================================================

The increase in non-interest income for the quarter ended September 30, 2009 as compared to the prior year period principally resulted from the inclusion in 2008 of a securities loss arising from a $2,856,000 write-down of FHLMC preferred stock following the U.S. Government placing FHLMC into conservatorship. Excluding securities losses, all other non-interest income decreased $68,000 as a result of a decrease in credit card fees, attributable to the sale of the credit card portfolio in 2008, and lower Trust/Wealth Advisory Services fees, due to the decline in asset values, offset in part by a $130,000 one-time life insurance benefit and increased banking service fees.

Non-interest expense
--------------------

The following table details the principal categories of non-interest expense.

Three months ended September 30,
 (in thousands)                     2009         2008              Change
-------------------------------------------------------------------------------
Salaries and employee benefits   $    2,784   $    2,147   $    637        29.7%
Occupancy                               238          258        (20)       (7.8)
Equipment                               265          219         46        21.0
Data processing                         327          310         17         5.5
Insurance                                40           41         (1)        2.4
FDIC insurance                          204           17        187      1100.0
Printing and stationery                  58           66         (8)      (12.1)
Postage and telecommunications          162          145         17        11.7
Professional services                   308          218         90        41.3
Legal                                    68          116        (48)      (41.4)
Amortization of intangibles              41           41         --         0.0
Other                                   307          257         50        19.5
-------------------------------------------------------------------------------
   Total operating expenses      $    4,802   $    3,835   $    967        25.2%
===============================================================================

Non-interest expense increased $967,000 due primarily to a $637,000 increase in compensation expense and a $187,000 increase in FDIC insurance premiums. The increase in compensation expense included additional pension expense. The increase in FDIC insurance premiums was due to an increase in assessments and deposit growth.

Income taxes
------------

Net income for the quarter included an income tax provision of $2,000 representing a 0.14% effective rate, due to tax-exempt income, as compared with a provision of $337,000 a year ago against a pre-tax net loss of $1,575,000.

The third quarter 2008 results are distorted by a timing difference arising from the inclusion in the third quarter of the $2,856,000 FHLMC preferred stock OTTI loss while the corresponding tax benefit of $971,000 was included in the fourth quarter following the enactment of the Emergency Economic Stabilization Act
(EESA) in October 2008 that permitted Salisbury to record the tax benefit.

Salisbury's effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

RESULTS OF OPERATIONS

For the nine month periods ended September 30, 2009 and 2008

Overview
--------

For the nine-month period ended September 30, 2009 net income available to common shareholders was $1,368,000, or $.81 per common share, compared to $152,000, or $.09 per common share, for the nine month period ended September 30, 2008. Annualized return on average common shareholder's equity was 4.59% for the 2009 period compared with 0.55% for the 2008 period. Net interest and dividend income increased $1,061,000 due primarily to a $58.1 million increase in average earning assets, which more than offset a 14 basis point decrease in the net interest margin to 3.58%. Securities losses for 2009 result from a $1,128,000 write-down for other than temporary impairment on five non-agency CMO securities in June 2009, offset in part by securities gains. Securities losses for 2008 result from the aforementioned $2,856,000 write-down of FHLMC preferred stock. Excluding securities losses, all other non-interest income increased $293,000 due to increases in gains on mortgage sales, mortgage servicing income, banking service fees and other income, including the aforementioned $130,000 one-time life insurance death benefit, offset in part by a $251,000 decrease in Trust/Wealth Advisory Services income due to the decline in the market value of assets under management, and a decrease in credit card fees, attributable to the sale of the credit card portfolio in 2008. Non-interest expense increased $2,245,000 due primarily to a $1,107,000 increase in compensation expense, $701,000 in FDIC insurance premiums, $181,000 in professional services and $256,000 in all other operating expenses. The increase in compensation expense included $530,000 in pension expense and $477,000 in salaries. The increase in

FDIC deposit insurance was due to the 2009 special assessment, deposit growth and an increase in premiums.

Analysis of net interest and dividend income (FTE)
--------------------------------------------

Net interest and dividend income decreased $377,000 for the nine months ended September 30, 2009 as compared with the prior year period. The decrease in net interest income resulted primarily from a decrease in the net interest margin offset somewhat by the growth in average earning assets. The net interest margin decreased 14 basis points to 3.58% from 3.72% over the prior period. The change in the net interest margin was due to the changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates, the discontinuation of the FHLB dividend income in 2009, and the impact of asset and liability re-pricing. Average earning assets increased $58.1 million, or 13.0%, over the prior year period. Average total interest bearing deposits increased $57.1 million, or 21.5%, over the prior year period. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Nine months ended September 30,                Average                    Income/                  Average
                                               Balance                    Expense                Yield/Rate
(in thousands)                            2009        2008           2009         2008         2009    2008
---------------------------------------------------------------------------------------------------------------
Loans (a)                               $303,448    $283,484        $13,633      $13,918       5.99%      6.54%
Short term funds (b)                      29,877       6,892             67          121       0.30       2.34
MBS and CMO securities (c)                65,402      48,331          2,610        1,870       5.32       5.16
Other securities (c)(d)                  108,181     110,066          4,153        4,931       5.12       5.97
----------------------------------------------------------------------------------------
    Total earning assets                 506,908     448,773         20,463       20,840       5.38       6.19
                                                                    --------------------
Other assets                              24,278      24,595
------------------------------------------------------------
    Total assets                        $531,186    $473,368
============================================================
NOW accounts                            $ 30,977    $ 24,675            149           40       0.64       0.22
Money market accounts                     65,964      65,990            469          999       0.95       2.02
Savings & other                           79,648      60,419            551          677       0.93       1.49
Certificates of deposit                  146,492     114,913          3,259        3,408       2.97       3.95
----------------------------------------------------------------------------------------
Total interest-bearing deposits          323,081     265,997          4,428        5,124       1.83       2.57
Repurchase agreements                     11,120       2,657            100           46       1.20       2.32
FHLB advances                             78,590      89,537          2,322        3,135       3.90       4.60
----------------------------------------------------------------------------------------
    Total interest-bearing funds         412,791     358,191          6,850        8,305       2.21       3.08
                                                                    --------------------
Demand deposits                           66,189      67,916
Other liabilities                          5,508       3,142
Shareholders' equity                      46,698      44,119
------------------------------------------------------------
Total liabilities &
 shareholders' equity                   $531,186    $473,368
============================================================

Net interest income                                                 $13,613      $12,535
                                                                    ====================
Spread on interest-bearing funds                                                               3.17       3.11
Net interest margin (e)                                                                        3.58       3.72

(a)   Includes non-accrual loans.
(b)   Includes interest-bearing deposits in other banks and federal funds sold.
(c)   Average balances of securities are based on historical cost.
(d) Includes tax benefits of $886,000 and $869,000, respectively for periods 2009 and 2008 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)   FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30,                     2009 versus 2008
(in thousands)                                 Change in interest due to
------------------------------------------------------------------------------
                                        Volume (1)      Rate (1)       Net
------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                $      980    $   (1,265)   $     (285)
   Short term funds                            401          (455)          (54)
   MBS and CMO securities                      660            80           740
   Other securities                            (84)         (694)         (778)
------------------------------------------------------------------------------
     Total                                   1,957        (2,334)         (377)
------------------------------------------------------------------------------
Interest-bearing liabilities:
Deposits                                     1,160        (1,856)         (696)
   FHLB advances & other                      (236)         (523)         (759)
------------------------------------------------------------------------------
     Total                                     924        (2,379)       (1,455)
------------------------------------------------------------------------------
Net change to interest income           $    1,033    $       45    $    1,078
==============================================================================

(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income (FTE)
---------------------

Total interest and dividend income decreased $377,000 to $20.5 million for the nine months ended September 30, 2009, as compared with $20.8 million for the same period a year ago. Loan income decreased $285,000, or 2.0%, primarily as a result of lower yields offset in part by an increase in average loans of $20.0 million, or 7.0%. The decrease in the average loan yield, down 55 basis points, was caused by lower interest rates in 2009 and their effect on loan re-pricing and loan re-financing activity.

Investment income increased $1.7 million, or 30.1%, as a result of higher average volume and by higher yields due to portfolio re-pricing. Average securities increased $71.4 million, or 29.3%.

Interest expense
----------------

Interest expense for the nine months ended September 30, 2009 decreased $1,455,000, or 17.5%, as compared with the prior year period as a result of decreases in interest rates paid and lower average FHLB borrowings, offset by higher average interest bearing deposits and repurchase agreements. Deposit expense decreased $696,000, or 13.6%, as a result of lower deposit rates, offset in part by higher average deposit balances, up $57.1 million, or 21.5%, and changes in deposit mix. The average cost of interest-bearing deposits decreased 74 basis points to 1.83%.

Repurchase agreements, whose average balance increased $8.5 million, or 318.5%, over the period represent collateralized obligations to retail customers.

Interest expense on FHLB advances decreased $813,000, or 25.9%, primarily due to lower average balances, down $10.9 million, and lower average borrowing rates, down 70 basis points, over the period.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses for the nine months ended September 30, 2009 of $925,000 compares with $690,000 for the prior year period. The increase in the provision is attributable to the year-over-year increases in loan delinquencies, non-performing loans and net charge-offs. Net charge offs were $220,000 and $59,000, respectively, for the 2009 and 2008 periods.

For additional discussion on Salisbury's allowance for loan losses refer to "Results of Operations-For the Three months ended September 30, 2009 and 2008" above.

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

Nine months ended September 30,
 (in thousands)                              2009      2008          Change
-------------------------------------------------------------------------------
Losses on securities, net                  $( 692)   $(2,317)   $1,625    70.1%
Trust and wealth advisory                   1,433      1,684      (251)  (14.9)
Service charges                               641        610        31     5.1
Gains on sales of mortgage loans              312        161      (249)   26.0
Mortgage servicing                            391        110         7    12.1
Other                                       1,075        933       (39)    8.9
-------------------------------------------------------------------------------
   Total non-interest income               $3,160     $1,241    $1,919   154.6%
===============================================================================

Securities losses for 2009 result from a $1,128,000 OTTI write-down on five non-agency CMO securities in June 2009, offset in part by securities gains. Securities losses for 2008 result from the aforementioned $2,856,000 OTTI write-down of FHLMC preferred stock. Excluding securities losses, all other non-interest income increased $293,000 due to increases in gains on mortgage sales, mortgage servicing income, banking service fees and other income, including the aforementioned $130,000 one-time life insurance death benefit, offset in part by a $251,000 decrease in Trust/Wealth Advisory Services income due to the decline in the market value of assets under management, and a decrease in credit card fees, attributable to the sale of the credit card portfolio in 2008.

Non-interest expense
--------------------

The following table details the principal categories of non-interest expense.

Nine months ended September 30,

 (in thousands)                    2009        2008               Change
-------------------------------------------------------------------------------
Salaries and employee benefits  $    7,332  $    6,225  $    1,107         17.8%
Occupancy                              740         721          19          2.6
Equipment                              705         650          55          8.5
Data processing                      1,040       1,005          35          3.5
Insurance                               96         112         (16)       (14.3)
FDIC insurance                         737          36         701       1947.2
Printing and stationary                225         201          24         11.9
Postage and telecommunications         307         278          29         10.4
Professional services                  832         651         181         27.8
Legal                                  276         282          (6)        (2.1)
Amortization of intangibles            123         123          --          0.0
Other                                1,014         898         116         12.9
-------------------------------------------------------------------------------
   Total operating expenses     $   13,427  $   11,182  $    2,245         20.1%
===============================================================================

Non-interest expense increased $2,245,000 due primarily to a $1,107,000 increase in compensation expense, $701,000 in FDIC insurance premiums, $181,000 in professional services and $256,000 in all other operating expenses. The increase in compensation expense included $530,000 in pension expense, $477,000 in salaries and $100,000 in benefits and payroll taxes. The increase in FDIC deposit insurance premiums was due to the 2009 special assessment, deposit growth and an increase in premiums. Other changes in expenses relate to normal fluctuations in operating expenses.

Income taxes
------------

Net income for the nine month period ended September 30, 2009 included an income tax benefit of $83,000, as compared with a provision of $883,000 a year ago. The 2008 results are distorted by a timing difference arising from the inclusion in the third quarter of the FHLMC preferred stock OTTI loss while the corresponding tax benefit of $971,000 was included in the fourth quarter following the enactment of the Emergency Economic Stabilization Act (EESA) in October 2008 that permitted Salisbury to record the tax benefit. Salisbury's effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

FINANCIAL CONDITION

Overview
--------

Total assets increased to $564 million, up $69 million since December 31, 2008. Total net loans, including loans held for sale, were $312 million at September 30, 2009 reflecting an increase of $13 million, or 4.25%, since December 31, 2008. Non-performing assets increased $0.5 million during the quarter to $7.2 million at September 30, 2009 from $6.7 million at June 30, 2009, and compare with $5.1 million at December 31, 2008. A single loan relationship accounts for $3.4 million of the 2009 increase. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased slightly to 1.10% at September 30, 2009 compared with 0.92% at December 31, 2008 and 1.05% at September 30, 2008.

Deposits increased $70 million to $415 million from $345 million at December 31, 2008. This significant growth in deposits stems from customer preference for the safety of insured deposits versus market risk in the equity markets and a concerted effort by the Bank's staff to expand deposit relationships with customers.

At September 30, 2009, book value per common share was $25.89. Tier 1 leverage and total risk-based capital ratios were 8.57% and 13.22%, respectively, and Salisbury was "well capitalized" as defined by the Federal Reserve Board.

Securities and Short Term Funds
-------------------------------

Salisbury's debt securities include U.S. Treasury bills, U.S. Government sponsored agency bonds and agency mortgage backed securities ("MBS"), bank qualified municipal bonds, non-agency collateralized mortgage obligations ("CMO") and Small Business Administration ("SBA") pools. During the nine-month period ended September 30, 2009 total debt securities increased $24.2 million to $174.8 million. During this period Salisbury purchased $98.7 million of debt securities, primarily U.S. Treasury bills, U.S. Government sponsored agency bonds and agency mortgage backed securities, non-agency CMO and Small Business Administration ("SBA") pools. At September 30, 2009, the portfolio had a projected weighted average life of 8.9 years, based on median projected prepayment speeds for MBS and CMO, and likelihood of call for callable securities, at current interest rates. At September 30, 2009, substantially all securities were classified as available-for-sale.

For the quarter ended June 30, 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized credit losses of $1,128,000 by writing down the carrying value of such securities. Salisbury does not intend to sell the securities which it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. No additional OTTI was determined for the quarter ended September 30, 2009 and all other non-agency CMO securities were judged not to be OTTI as of September 30, 2009. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

Salisbury believes that principal and interest on all other debt securities, principally U.S Treasury securities, mortgage-backed securities and securities backed by U.S. government sponsored entities and the SBA and bank qualified insured municipal securities are deemed recoverable. Accumulated other comprehensive income at September 30, 2009 included net unrealized holding losses, net of tax, of $2.9 million that management deems as temporary impairment.

Loans
-----

During the nine-month period ended September 30, 2009 net loans increased $13.9 million, or 4.7%. The ratio of net loans to assets decreased to 55.2% at September 30, 2009, compared with 60.0% at December 31, 2008, as loan demand remains soft and competition for loans remains aggressive in Salisbury's market area. Major loan classifications, excluding loans held-for-sale, are as follows:

                                                     September 30,  December 31,
(in thousands)                                          2009           2008
--------------------------------------------------------------------------------
Real estate mortgages:

   Residential                                         $155,607       $151,441
   Commercial                                            67,220         62,796
   Construction, land & land development                 30,228         33,343
   Home equity credit                                    30,995         25,608
--------------------------------------------------------------------------------
     Total mortgage loans                               284,050        273,188
Commercial and industrial                                24,514         20,784
Consumer and other                                        5,611          5,726
--------------------------------------------------------------------------------
   Total loans, gross                                   314,175        299,698
Deferred loan origination fees and costs, net               505            393
Allowance for loan losses                                (3,429)        (2,724)
--------------------------------------------------------------------------------
     Total loans, net                                  $311,251       $297,367
================================================================================

The Commercial Lending department specializes in lending to small and mid-size companies and businesses and provides short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital and property improvement loans. The department also works with both the SBA and USDA Government Guaranteed Lending Programs. However total loans outstanding represent a very small percent of the Commercial Portfolio. The Residential Mortgage department, in addition to traditional portfolio lending, originates loans for sale to the secondary market enabling the Bank to offer a comprehensive mortgage product line. The Consumer Lending department also offers home equity loans and lines of credit and consumer installment loans.

Non-performing assets
---------------------

The composition of non-performing assets is as follows:

                                                    September 30,   December 31,
(in thousands)                                          2009            2008
-------------------------------------------------------------------------------
Non-accruing loans                                    $ 6,240         $ 5,075
Accruing loans past due 90 days or more                   160             100
Accruing restructured loans                               350              --
-------------------------------------------------------------------------------
     Total non-performing loans                         6,750           5,175
Real estate acquired in settlement of loans               418             205
-------------------------------------------------------------------------------
     Total non-performing assets                       $7,168          $5,380
===============================================================================
Percent of non-performing loans to gross loans          2.15%            1.70%
Percent of non-performing assets to total assets        1.27%            1.07%

During the nine-month period ended September 30, 2009 non-performing assets increased $1.9 million to $7.2 million. Non-performing assets, although at a historical high for Salisbury, are relatively low for the industry at 1.27% of total assets at September 30, 2009, and at 1.07% at December 31, 2008. The level of non-performing assets reflects Salisbury's prudent credit policy and rigorous ongoing credit management process. Non-performing loans include a $3.0 million loan which is the subject of litigation. (See Legal Proceedings.)

In addition to non-performing assets, at September 30, 2009 Salisbury had $13.7 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

Salisbury pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, Salisbury generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. Salisbury actively markets all OREO property.

Deposits and Borrowings
-----------------------

During the nine-month period ended September 30, 2009 deposits grew $69.9 million, or 20.3%, to $414.8 million, and retail repurchase agreements grew $4.3 million to $15.5 million. The significant deposit growth is attributed to customer preference for the safety of insured bank deposits over market risk during this period of considerable market volatility.

During this period Salisbury reduced its Federal Home Loan Bank (FHLB) advances by $11.1 million. Remaining advances consist of term loans having an average remaining maturity of 4.7 years.

LIQUIDITY

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities for the nine-month period ended September 30, 2009 provided net cash of $4.8 million. Investing activities utilized net cash of $49.4 million, principally for $98.7 million of securities purchases and $15.1 million of net loan advances, offset in part by $72.1 million of security repayments and maturities. Financing activities provided net cash of $70.3 million, principally from $74.1 of net deposit inflows and repurchase agreements and $8.8 million from the issuance of preferred stock pursuant to the U.S. Treasury's TARP CPP, offset in part by $11.1 million of FHLB advance repayments and maturities and $1.6 million of cash dividends paid.

At September 30, 2009, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 37.3% and exceeded Salisbury's minimum guideline of 30%.

At September 30, 2009, Salisbury had outstanding commitments to fund new loan originations of $3.5 million, construction mortgage commitments of $3.6 million and unused lines of credit of $46.2 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the nine-month period ended September 30, 2009 shareholders' equity increased $13.5 million, or 34.8%, to $52.5 million and book value per share increased $2.79 to $25.10. In March 2009 Salisbury issued $8,816,000 of preferred stock to the U.S. Treasury pursuant to the Treasury's TARP CPP. Also contributing to the increase was net income of $1.6 million, or $0.81 per common share, and a decrease in accumulated other comprehensive loss, net of $4.2 million, principally from a net decrease in unrealized holding losses on securities available-for-sale, net of taxes. Reducing shareholders' equity was $1.6 million of dividends declared and paid.

Capital requirements
--------------------

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank are considered to be "well capitalized" for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not "well capitalized." Salisbury and the Bank's regulatory capital ratios at September 30, 2009 are as follows:

                              Well      September 30, 2009    December 31, 2008
                           capitalized  Salisbury     Bank    Salisbury    Bank
--------------------------------------------------------------------------------
  Leverage ratio               5.00%       8.57%      6.78%      7.74%     7.52%
  Tier I risk-based ratio      6.00       12.29       9.74      10.78     10.53
  Total risk-based ratio      10.00       13.22      10.68      11.59     11.34

A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the Federal Reserve Board ("FRB"), is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

Dividends
---------

During the nine  month  period  ended  September  30,  2009  Salisbury  has paid
$186,000 in preferred stock dividends to the U.S. Treasury's TARP CPP, and $1,416,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $.28 per common share payable on November 6, 2009 to shareholders of record on October 23, 2009. Salisbury is changing the timing of future common stock dividend announcements to coincide with quarterly earnings announcements. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

Salisbury's ability to pay cash dividends is dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations. The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Commissioner of Banking, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

Federal Reserve Board Supervisory Letter SR 09-4, February 24, 2009 revised March 27, 2009 notes that, as a general matter, the board of directors of a bank holding company ("BHC") should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury's participation in the TARP, CPP program. These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend. Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a TARP participant unless all TARP preferred shares are redeemed or transferred to third parties.

Salisbury believes that the payment of common stock cash dividends is appropriate, provided that such payment considers Salisbury's capital needs, asset quality, and overall financial condition and does not adversely affect the financial stability of Salisbury or the Bank. The continued payment of common stock cash dividends by Salisbury will be dependent on Salisbury's future core earnings, financial condition and capital needs, regulatory restrictions, and other factors deemed relevant by the Board of Directors of Salisbury.

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury's consolidated financial statements are prepared in conformity with generally accepted accounting principles that require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of Salisbury are monetary and as a result, interest rates have a greater impact on Salisbury's performance than do the effects of general levels of inflation, although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not a material factor in recent years, inflation could impact earnings in future periods.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and future filings made by Salisbury with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Salisbury and the Bank, and oral statements made by executive officers of Salisbury and the Bank, may include forward-looking statements relating to such matters as:

(a) assumptions concerning future economic and business conditions and their effect on the economy in

(b) general and on the markets in which Salisbury and the Bank do business; and expectations for revenues and earnings for Salisbury and Bank.

Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, Salisbury claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995.

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of Salisbury's and Bank's business include the following:

(a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;

(b) changes in the legislative and regulatory environment that negatively impacts Salisbury and Bank through increased operating expenses;

(c)      increased   competition   from  other   financial   and   non-financial
         institutions; (d) the impact of technological advances; and

(e) other risks detailed from time to time in Salisbury's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury's and the Bank's financial position and results of operations.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable

Item 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to management, including the principle executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Bank is a party defendant, both in its capacity as Salisbury Bank and Trust Company and in its former capacity as the Trustee of the Erling C. Christophersen Revocable Trust, in litigation currently pending in the Connecticut Superior Court within the Judicial District of Bridgeport. The other parties to the litigation are the Plaintiff, John R. Christophersen of Norwalk, Connecticut and Defendants, Erling C. Christophersen, of Westport, Connecticut; Bonnie Christophersen of Westport, Connecticut; Elena Dreiske of Wanetka, Illinois; and People's United Bank with its principal place of business in Bridgeport, Connecticut.

The litigation involves the ownership of certain real property located within Westport, Connecticut, which was conveyed by the Defendant, Erling Christophersen, to the Erling Christophersen Trust, of which the Bank was a co-Trustee. Subsequent to this conveyance, the Bank loaned $3,386,609 to the Erling Christophersen Trust which was secured by an open-end commercial mortgage in favor of the Bank on the Westport real estate referenced above, which was appraised at a value significantly greater than the loan amount.

The claim of the Plaintiff John R. Christophersen is that he had an interest in the real property of which he was wrongfully divested. He has brought this action seeking restoration of his allegedly divested interest as well as money damages.

In addition to his efforts to restore his alleged interest in the real property, the Plaintiff has made two additional claims directed at the Bank. He has alleged that by financing the property, and holding it as a co-Trustee, the Bank participated in "stealing" the value of the Plaintiff's interest in the property. He has also alleged an implied trust against the Bank alleging that it acquired title to the property adverse to the Plaintiff's interest and in contravention of the Plaintiffs entitlements, and therefore holds the property in trust for Plaintiff. The Bank, at the time of the financing referenced above, acquired a lender's title insurance policy from the Chicago Title & Insurance Company. The Bank has resigned as a trustee and is actively defending the case. The validity of the conveyance to Erling Christophersen is also the subject of a probate proceeding in New York State. This Connecticut proceeding has been stayed until the New York Court litigation is resolved. Prior to the resolution, the liquidity of the real estate collateral which secures the loan is diminished.

Item 1A.    RISK FACTORS

Not applicable.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS

11.1        Statement regarding Computation of Net Income Per Common Share.

31.1        Rule 13a-14(a)/15d-14(a) Certification.

31.2        Rule 13a-14(a)/15d-14(a) Certification.

32          Section 1350 Certifications


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SALISBURY BANCORP, INC.

November 16, 2009                           by    /s/ Richard J. Cantele, Jr.
                                              -------------------------------
                                            Richard J. Cantele, Jr.,
                                            Chief Executive Officer



November 16, 2009                           by    /s/ B. Ian McMahon
                                              -------------------------------
                                            B. Ian McMahon,
                                            Chief Financial Officer