Form 10-K
period 2009-12-31
SALISBURY BANCORP INC
filed 2010-03-22
CIK 1060219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24751

SALISBURY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1514263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Bissell Street, Lakeville, CT	06039
(Address of principal executive offices)	(Zip code)

(Registrant's telephone number, including area code:    (860) 435-9801

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.10 per share	NYSE Amex Equities
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2009 was $38,031,755 based on the closing sales price of $24.31 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 3, 2010, was 1,686,701.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated April 9, 2010 for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K
SALISBURY BANCORP, INC.
For the Year Ended December 31, 2009

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain and incorporates by reference statements relating to future results of Salisbury Bancorp, Inc. ("Salisbury") that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within Salisbury’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Item 1.	BUSINESS

Salisbury Bancorp, Inc.

Salisbury Bancorp, Inc. ("Salisbury"), a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury common stock is traded on the NYSE Amex Equities under the symbol “SAL”. Salisbury's principal business consists of the business of the Bank.  The Bank, formed in 1848, provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through eight banking offices, 10 ATMs and its internet website (www.salisburybank.com).

Lending Activities

General

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one- to- four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in the States of Connecticut’s Litchfield County, Massachusetts’ Berkshire County and New York’s Dutchess County in towns proximate to the Bank’s 8 full service offices.

Real estate secured the majority of the Bank’s loans as of December 31, 2009, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board (the “FRB”), federal and state tax policies and budgetary matters.

Residential Real Estate Loans

A principal lending activity of the Bank is to originate prime loans secured by first mortgages on one-to-four family residences. The Bank originates residential real estate loans through commissioned mortgage representatives. The Bank originates both fixed rate and adjustable rate mortgages.

The Bank currently sells the majority of the fixed rate residential real estate loans it originates, except for certain long term fixed rate loans to borrowers with low to moderate income, to the Federal Home Loan Bank of Boston under the Mortgage Partnership Finance program while retaining servicing.

The retention of adjustable rate residential mortgage loans in the portfolio and the sale of longer term, fixed rate residential mortgage loans helps reduce the Bank’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio.

Commercial Real Estate Loans

The Bank makes commercial real estate loans for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in market interest rates. These loans typically have terms of up to 25 years and interest rates which adjust over periods of 3 to 10 years based on one of various rate indices.

Commercial real estate lending generally poses a greater credit risk than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Bank and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions and individual loans on commercial properties tend to be larger than individual loans on residential properties.

Construction Loans

The Bank originates both residential and commercial construction loans. Typically loans are made to owner-borrowers who will occupy the properties (residential and commercial construction) and to licensed and experienced developers for the construction of single-family homes.

The proceeds of commercial construction loans are disbursed in stages and the terms may require developers to pre-sell a certain percentage of the properties they plan to build before the Bank will advance any construction financing. Bank officers, appraisers and/or independent engineers inspect each project’s progress before additional funds are disbursed to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to two years. Some construction-to-permanent loans have fixed interest rates for the permanent portion, but the Bank originates mostly adjustable rate construction loans.

Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner occupants. The repayment of commercial construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Bank at any one time. Economic events and changes in government regulations, which the Bank and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and, if not the borrower’s residence, sell them for amounts anticipated at the time the projects commenced.

Commercial Loans

Commercial loans are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Many of the Bank’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Bank offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity if the amortization exceeds seven years. Revolving commercial lines of credit typically have one or two-year terms, are renewable annually and have a floating rate of interest which are normally indexed to the Bank’s “base rate” of interest and occasionally indexed to the London Interbank Offered Rate (“LIBOR”).

Commercial lending generally poses a higher degree of credit risk than real estate lending. Repayment of both secured and unsecured commercial loans depends substantially on the success of the borrower’s underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is primarily dependent upon the success of the borrower’s business. There are very few unsecured loans in the Bank’s portfolio.

Secured commercial loans are generally collateralized by equipment, inventory, accounts receivable and leases. Compared to real estate, such collateral is more difficult to monitor, its value is more difficult to validate, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Consumer Loans

The Bank originates various types of consumer loans, including home equity loans and lines of credit, auto, and personal installment loans. Home equity loans and lines of credit are secured by one-to-four family owner-occupied properties, typically by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Bank’s base rate of interest. Consumer loans are originated through the branch network.

Credit Risk Management and Asset Quality

One of the Bank’s key objectives is to maintain a high level of asset quality. The Bank utilizes the following general practices to manage credit risk: limiting the amount of credit that individual lenders may extend; establishing a process for credit approval accountability; careful initial underwriting and analysis of borrower, transaction, market and collateral risks; ongoing servicing of individual loans and lending relationships; continuous monitoring of the portfolio, market dynamics and the economy; and periodically reevaluating the Bank’s strategy and overall exposure as economic, market and other relevant conditions change.

Credit Administration is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to Loan Committee to ensure compliance with the credit policy. In addition, Credit Administration is responsible for managing non-performing and classified assets. On a quarterly basis, the Loan Committee reviews commercial and commercial real estate loans that are risk rated Special Mention or worse, focusing on the current status and strategies to improve the credit.

The loan review function is outsourced to a third party to provide an evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to Credit Administration and summary information is then presented to the Loan Committee.

Trust and Wealth Advisory Services

The Bank provides a range of fiduciary and trust services and general investment management and wealth advisory services to individuals, families and institutions.

Investments

The primary objective of the investment portfolio is to achieve a profitable rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. The portfolio is also used to help manage the net interest rate risk position of the Bank. As a tool to manage interest rate risk, the flexibility to utilize long term fixed rate investments is quite limited. In view of the Bank’s lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of the Bank’s assets, and includes U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations and bank qualified tax exempt municipal bonds. The portfolio will continue to serve the Bank’s liquidity needs as projected by management and as required by regulatory authorities. The portfolio is also used to collateralize certain types of deposits.

Sources of Funds

The Bank uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities and borrowings to fund lending, investing and general operations. Deposits represent the Bank’s primary source of funds.

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Retail and commercial deposits are received through the Bank’s banking offices. Additional depositor related services provided to customers includes ATM, telephone, Internet Banking and Internet Bill Pay services.

The FDIC insures deposits up to certain limits (generally, $100,000 per depositor and $250,000 for certain retirement plan accounts). The Economic Emergency Stabilization Act (“EESA”) raised the $100,000 limit on insured deposits to $250,000 through December 31, 2013. In addition, under the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”), non-interest bearing transaction deposit accounts and interest-bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through June 30, 2010.

Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored weekly by the Pricing Committee, composed of members of Senior Management. When determining deposit pricing, the Bank considers strategic objectives, competitive market rates, deposit flows, funding commitments and investment alternatives, Federal Home Loan Bank of Boston (the “FHLBB”) advance rates and rates on other sources of funds.

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Bank’s deposits. In 2009, deposit generation was a key focus for the banking industry as a source of liquidity and to fund asset growth due to the recessive economy and tightening credit conditions experienced over the year. As a result, competition for deposits has been and is expected to remain strong.

Borrowings

The Bank is a member of the FHLBB  that provides credit facilities  for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLBB are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of their FHLBB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLBB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLBB advances are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to deposits or alternate funding sources.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston.

Subsidiaries

Salisbury has one subsidiary, Salisbury Bank and Trust Company.  The Bank is Salisbury's primary subsidiary and accounts for the majority of Salisbury's income.  At December 31, 2009, the Bank had two wholly-owned subsidiaries, SBT Mortgage Service Corporation and SBT Realty, Incorporated. SBT Mortgage Service Corporation is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank.  Income of the PIC and its dividends to Salisbury are exempt from the Connecticut Corporate Business Tax.  SBT Realty, Inc. was formed to hold New York State real estate and is presently inactive.

Employees

At December 31, 2009, the Bank had 133 full-time employees and 17 part-time employees. None of the employees were represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut’s Litchfield County. The Bank has 8 banking offices located in Connecticut's Litchfield County, Massachusetts’ Berkshire County and New York’s Dutchess County.  The Bank’s primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in Litchfield, Berkshire and Dutchess counties. The Bank also has deposit , lending and trust relationships outside of these areas.

Competition

The Bank faces strong competition in attracting and retaining deposits and in making loans.  The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Its most direct competition for deposits and loans has come from commercial banks, savings banks and credit unions located in its market area. Competition for deposits also comes from non-banking companies such as brokerage houses that offer a range of deposit and deposit-like products. Although the Bank expects this continuing competition to have an effect upon the cost of funds, it does not anticipate any substantial adverse effect on maintaining the current deposit base. The Bank is competitive within its market area in the various deposit products it offers to depositors.  Due to this fact, management believes the Bank has the ability to maintain its deposit base.  The Bank does not rely upon any individual, group or entity for a significant portion of its deposits.

The Bank's competition for real estate loans comes primarily from mortgage banking companies, savings banks, commercial banks, insurance companies, and other institutional lenders.  The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Factors that affect competition include, among others, the general availability of funds and credit, general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

The banking industry is also experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to increase competition by enabling more companies to provide cost effective products and services.

Regulation and Supervision

General

Salisbury is required to file reports and otherwise comply with the rules and regulations of the FRB, the Connecticut Banking Commissioner and the Securities and Exchange Commission (the “SEC”) under the Federal securities laws.

The Bank is subject to extensive regulation by the Connecticut Department of Banking (the “CTDOB”), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the CTDOB concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers.

The following discussion of the laws and regulations material to the operations of Salisbury and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations. Any change in such laws or regulations, whether by the Department of Banking, the FDIC, the SEC or the FRB, could have a material adverse impact on Salisbury or the Bank.

Bank Holding Company Regulation

Salisbury is a registered bank holding company under the Bank Holding Company Act (the “BHCA”) and is subject to comprehensive regulation and regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the CTDOB. The CTDOB will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the CTDOB waives this five-year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Bank holding companies must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States Savings Bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

Dividends

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should be a “source of strength” to its bank subsidiary and should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or if the dividend would violate applicable law or would be an unsafe or unsound banking practice.

Financial Modernization

The Gramm-Leach-Bliley Act (“GLBA”) permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Treasury Department to be permissible. Salisbury is a registered financial holding company.

Under GLBA, all financial institutions are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of Salisbury, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve Board and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and Salisbury and the Bank are subject to those provisions. The Bank has developed policies and procedures for itself and its affiliate, Salisbury, and believes it is in compliance with all privacy, information sharing, and notification provisions of GLBA and the FACT Act.

Connecticut Banking Laws and Supervision

The Bank is a state-chartered commercial bank under Connecticut law and as such is subject to regulation and examination by the CTDOB. The CTDOB regulates commercial banks, among other financial institutions, for compliance with the laws and regulations of the State of Connecticut, as well as the appropriate rules and regulations of federal agencies. The approval of the CTDOB is required for, among other things, the establishment of branch offices and business combination transactions. The CTDOB conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the CTDOB, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities

Connecticut banking laws grant commercial banks broad lending authority. With certain limited exceptions, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s equity capital and reserves for loan and lease losses.

Dividends

The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the CTDOB approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may limit the Bank’s ability to pay dividends. No dividends may be paid to the Bank’s Shareholders if such dividends would also reduce Shareholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

Powers

Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance CTDOB. With the prior approval of the CTDOB, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the BHCA or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the CTDOB, unless the CTDOB disapproves the activity.

Assessments

Connecticut banks are required to pay annual assessments to the CTDOB to fund the CTDOB’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement

Under Connecticut law, the CTDOB has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The CTDOB’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

New York and Massachusetts Banking Laws and Supervision

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. The Bank conducts activities and operates branch offices in New York and Massachusetts as well as Connecticut.  The Bank, with respect to offices in New York and Massachusetts, may conduct any activity that is authorized under Connecticut law that is permissible for either New York or Massachusetts state banks or for an out-of-state national bank, at its New York and Massachusetts branch offices, respectively. The New York State Superintendent of Banks may exercise regulatory authority with respect to the Bank’s New York branch offices and the Bank is subject to certain rules related to community reinvestment, consumer protection, fair lending, establishment of intra-state branches and the conduct of banking activities with respect to its branches located in New York State.  The Massachusetts Commissioner of Banks may exercise similar authority and the Bank is subject to similar rules under Massachusetts Banking Law with respect to the Bank’s Massachusetts branch offices.

Federal Regulations

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks, such as the Bank, that are not members of the Federal Reserve System (“state non-member banks”) are required to comply with minimum leverage capital requirements. If the FDIC determines that an institution is not anticipating or experiencing significant growth and is, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common Shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

State non-member banks, such as the Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The FDIC Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

As a bank holding company, Salisbury is subject to FRB capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized – at least 5% leverage capital, 6% tier one risk based capital and 10% total risk based capital.

•	Adequately capitalized – at least 4% leverage capital, 4% tier one risk based capital and 8% total risk based capital.

•
Undercapitalized – less than 4% leverage capital, 4% tier one risk based capital and less than 8% total risk based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.

•
Significantly undercapitalized – less than 3% leverage capital, 3% tier one risk based capital and less than 6% total risk-based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.

•
Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

As of December 31, 2009, the Bank was “well capitalized”.

Transactions with Affiliates

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Further, Section 22(h) of the FRA restricts loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal Shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement

The FDIC has extensive enforcement authority over insured banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the FDIC up to applicable legal limits (generally, $100,000 per depositor and $250,000 for certain retirement plan accounts) and are subject to deposit insurance assessments. Through the enactment of EESA, the $100,000 limit on insured deposits has been increased to $250,000 through December 31, 2013.

The Bank is participating in the FDIC’s TLGP. As a result, the Bank’s non-interest bearing transaction deposit accounts and interest-bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through June 30, 2010. While this unlimited insurance coverage is in effect, covered deposits in excess of the $250,000 limit are subject to a surcharge of $0.10 per $100 of deposits by the FDIC.

The FDIC has adopted a risk-based assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

In November 2006, the FDIC Board of Directors approved a final rule to implement a One-Time Assessment Credit, as required by the Federal Deposit Insurance Reform Act of 2005. For 2007 assessment periods, effective with the June 2007 invoice, credits were used to fully offset the Bank’s assessment. For assessment periods beginning in 2008-2010, credits may not be applied to more than 90% of an institution’s assessment. The Bank’s credit covered 90% of its 2008 FDIC assessment expense and was largely exhausted by December 31, 2008.

In addition, FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.14 basis points of insured deposits to fund interest payments on bonds issued by The Financing Corporations, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions.

Recently, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within seven years. As part of that plan, in December, 2008, the FDIC increased risk-based assessment rates due to deteriorating financial conditions in the banking industry. Changes to the risk-based assessment  system  include  increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal  Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that rates will continue to increase in the near future due to the significant cost of bank failures and the increase in the number of both troubled banks and bank failures. The FDIC, in view of the significant decrease in the deposit insurance funds’ reserves, imposed a special assessment in the second quarter of 2009.  Banks must continue to pay base premium rates on top of any special assessment. Furthermore, banks may be subject to an “emergency” special assessment in addition to other special assessments and regular premium rates. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the U.S. Department of Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

The FDIC may terminate insurance of deposits, after notice and a hearing, if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

The FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.4 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $44.4 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Boston (the “FHLBB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2009, the Bank had FHLBB stock of $6.0 million and FHLBB advances of $76.4 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the ability of the Federal Home Loan Banks to pay dividends to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks.

The regional banks within the Federal Home Loan Bank System have significant held-to-maturity portfolios of private-label mortgage-backed securities with significant unrealized losses. In response to the unprecedented market conditions and potential future losses, to preserve capital they have adopted a revised retained earnings target, declared a moratorium on excess stock repurchases and restricted quarterly dividend payments to no more than 50% of net profit until the retained earnings target is met. As a consequence, in February 2009 the FHLBB announced a suspension of quarterly dividends and the Bank received no FHLBB dividends in 2009. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by the Bank.

Emergency Economic Stabilization Act of 2008

In 2008, the U.S. government enacted the EESA in response to the financial crises affecting the overall banking system and financial markets. EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009, and subsequently extended to December 31, 2013, to strengthen confidence in the banking system. Also in 2008, the FDIC implemented the TLGP, which provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. Salisbury is participating in the deposit insurance portion of the TLGP and incurs the surcharge as a cost of participation.

Troubled Asset Relief Program and Capital Purchase Program

The Troubled Asset Relief Program (“TARP”) was established as part of EESA in October 2008. The TARP gave the Treasury authority to deploy up to $700 billion into the financial system with the objective of improving liquidity in the capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of the $700 billion authorized into preferred stock investments in banks (the Capital Purchase Program or the “CPP”). The general terms of this preferred stock program for a participant bank that is a public company are as follows: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common dividends for three years while the Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy participating bank’s common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. In addition to the executive compensation restrictions announced by the Department of Treasury, participants in the CPP are also subject to the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of CPP participants, expands the scope of employees who are subject to a claw-back of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Department of Treasury to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

On March 13, 2009, Salisbury entered into a Purchase Agreement with the Treasury pursuant to which Salisbury issued and sold to the Treasury (i) 8,816 shares of Salisbury’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series A Preferred Stock) and (ii) a ten-year warrant to purchase up to 57,671 shares of Salisbury’s common stock, par value $0.10 per share, at an exercise price of $22.93 per share (the “Warrant”), for an aggregate purchase price of $8,816,000 in cash. All of the proceeds from the sale of the Series A Preferred Stock are treated as Tier 1 Capital for regulatory purposes. Additional terms or restrictions to those mentioned above may be imposed by Treasury or Congress at a later date, and these restrictions may apply retroactively, so long as Salisbury remains a participant in the CPP. Such restrictions could have a material adverse affect on Salisbury’s operations, revenue and financial condition, and on its ability to pay dividends.

Other Regulations

Sarbanes-Oxley Act of 2002

The stated goals of the Sarbanes-Oxley Act of 2002 (“SOX”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black-out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for significant changes or waivers of such code; “real time” filing of periodic reports; the formation of a public company accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. Salisbury has in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Community Reinvestment Act and Fair Lending Laws

Salisbury has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of our communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against the Bank by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest FDIC CRA rating was “satisfactory”.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and their Notes presented within this document have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Salisbury’s operations. Unlike the assets and liabilities of industrial companies, nearly all of the assets and liabilities of Salisbury are monetary in nature. As a result, interest rates have a greater impact on Salisbury’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Availability of Securities and Exchange Commission Filings

Salisbury makes available free of charge on its website (www.salisburybank.com) a link to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after such reports are electronically filed with or furnish it to the SEC. Such reports filed with the SEC are also available on its website (www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330. Information on Salisbury’s website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about Salisbury’s business and operations on its website. Copies of these filings may also be obtained from Salisbury free of charge upon request.

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differentials	21
II.	Investment Portfolio	26, 44-46
III.	Loan Portfolio	26-28, 47
IV.	Summary of Loan Loss Experience	22-23, 47
V.	Deposits	28, 49-50
VI.	Return on Equity and Assets	18
VII.	Short-Term Borrowings	28, 50

Item 1A.	RISK FACTORS

Salisbury is the registered bank holding company for the Bank, a wholly-owned subsidiary.  Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's primary investment.

An investment in Salisbury common stock entails certain risks.  Salisbury considers the most significant factors affecting risk in Salisbury common stock as those that are set forth below.  These are not the only risks of an investment in Salisbury common stock, and none of the factors set forth below relates to the personal circumstances of individual investors.  Investors should read this entire Form 10-K, as well as other documents and exhibits that are incorporated by reference in the 10-K and that have been filed with the SEC, in order to better understand these risks and to evaluate investment in Salisbury common stock.

Changes in interest rates and spreads could have a negative impact on earnings.

Salisbury’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect Salisbury’s earnings and financial condition. Salisbury cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Salisbury has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates.

However, changes in interest rates still may have an adverse effect on Salisbury’s profitability. For example, high interest rates could also affect the volume of loans that Salisbury originates, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower rate, to accounts with a higher rate or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Salisbury is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Salisbury’s net interest margin will decline.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce Salisbury’s net income and profitability.

Declines in home prices, increases in delinquency and default rates, and constrained secondary credit markets affect the mortgage industry generally. Salisbury’s financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, Salisbury’s net income and profits may decrease.

Weakness in the secondary market for residential lending could have an adverse impact upon Salisbury’s profitability. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods beyond that which is provided for in Salisbury’s allowance for loan losses, which would adversely affect Salisbury’s financial condition or results of operations.

Salisbury’s allowance for loan losses may be insufficient.

Salisbury’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on Salisbury’s operations and financial condition. For example, recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for Salisbury’s borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The current economic uncertainty has affected employment levels and could impact the ability of Salisbury’s borrowers to service their debt. Bank regulatory agencies also periodically review Salisbury’s allowance for loan losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses Salisbury will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Salisbury’s financial condition and results of operations. Salisbury may suffer higher loan losses as a result of these factors and the resulting impact on its borrowers.

Credit market conditions may impact Salisbury’s investments.

Significant credit market anomalies may impact the valuation and liquidity of Salisbury’s investment securities. The problems of numerous financial institutions have reduced market liquidity, increased normal bid-asked spreads and increased the uncertainty of market participants. Such illiquidity could reduce the market value of Salisbury’s investments, even those with no apparent credit exposure. The valuation of Salisbury’s investments requires judgment and as market conditions change investment values may also change.

If all or a significant portion of the unrealized losses in Salisbury’s portfolio of investment securities were determined to be other-than-temporarily impaired, Salisbury would recognize a material charge to its earnings and its capital ratios would be adversely impacted.

As of December 31, 2009, Salisbury had $3.8 million of after-tax gross unrealized losses associated with its portfolio of securities available-for-sale, compared with $7.0 million at December 31, 2008. The fair value of such securities is supplied by third-party sources.

Management must assess whether unrealized losses are other-than-temporary and relies on data supplied by third-party sources to do so. The determination of whether a decline in fair value is other-than-temporary considers numerous factors, many of which involve significant judgment.

To the extent that any portion of the unrealized losses in Salisbury’s portfolio of investment securities is determined to be other-than-temporarily impaired, Salisbury will recognize a charge to its earnings in the quarter during which such determination is made and its earnings and capital ratios will be adversely impacted. In 2009, Salisbury recognized $744,000 in after-tax charges to earnings as a result of other-than-temporary impairment determinations.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2009, Salisbury had $9.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

Salisbury’s participation in the U.S. Treasury’s Capital Purchase Program restricts Salisbury’s ability to increase dividends on its common stock.

In March 2009, the U.S. Treasury invested $8.8 million in preferred stock in Salisbury under the CPP. The U.S. Treasury was issued warrants entitling Treasury to buy Salisbury common stock equal to 15% of Treasury’s preferred stock investment. The terms of CPP require Salisbury to pay 5% dividends on the Treasury’s preferred stock for the first five years, and then 9% dividends thereafter (not tax deductible) and restrict Salisbury’s ability to increase its dividends on its common stock, redeem the preferred stock, undertake stock repurchase programs and pay executive compensation so long as Salisbury remains a participant in the CPP. The Treasury or Congress may impose additional restrictions in the future which may apply retroactively. These restrictions have a material effect on Salisbury’s operations, revenue and financial condition and its ability to pay dividends.

Salisbury may not pay dividends if it is unable to receive dividends from the Bank.

Cash dividends from the Bank and Salisbury’s liquid assets are the principal sources of funds for paying cash dividends on Salisbury’s common stock and preferred stock. Unless Salisbury receives dividends from the Bank or chooses to use its liquid assets, it may not be able to pay dividends. The Bank’s ability to pay dividends to Salisbury is subject to its ability to earn net income and to meet certain regulatory requirements.

Strong competition within Salisbury’s market areas may limit growth and profitability.

Competition in the banking and financial services industry is intense. Salisbury competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. As Salisbury grows, it may expand into contiguous market areas where it may not be as well known as other institutions that have been operating in those areas for some time. In addition, larger banking institutions may become increasingly active in its market areas and may have substantially greater resources and lending limits than it has and may offer certain services that it does not or cannot efficiently provide. Salisbury’s profitability depends upon its continued ability to successfully compete in its market areas. The greater resources and deposit and loan products offered by some competitors may limit its ability to grow profitably.

Salisbury is subject to extensive government regulation and supervision.

Salisbury and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not Shareholders. These regulations affect Salisbury’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Salisbury in substantial and unpredictable ways. Such changes could subject Salisbury to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Salisbury’s business, financial condition and results of operations. While Salisbury has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.

Salisbury’s stock price can be volatile.

Salisbury’s stock price can fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in quarterly operating results
•	Recommendations by securities analysts
•	New technology used, or services offered, by competitors
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Salisbury or Salisbury’s competitors
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions
•	Operating and stock price performance of other companies that investors deem comparable to Salisbury
•	News reports relating to trends, concerns and other issues in the financial services industry
•	Changes in government regulations
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts
•	Extended recessionary environment

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause Salisbury’s stock price to decrease regardless of Salisbury’s operating results.

Salisbury may not be able to attract and retain skilled personnel.

Salisbury’s success depends, in large part, on its ability to attract and retain key people. Competition for people with specialized knowledge and skills can be intense and Salisbury may not be able to hire people or to retain them. The unexpected loss of services of one or more of Salisbury’s key personnel could have a material adverse impact on the business because of their skills, knowledge of the market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Salisbury continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Salisbury’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of Salisbury’s competitors have substantially greater resources to invest in technological improvements. Salisbury may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Salisbury’s business and, in turn, its financial condition and results of operations.

Salisbury’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates Salisbury’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Salisbury’s business, results of operations and financial condition.

Customer information may be obtained and used fraudulently.

Risk of theft of customer information resulting from security breaches by third parties exposes Salisbury to reputation risk and potential monetary loss. Salisbury has exposure to fraudulent use of our customer’s personal information resulting from its general business operations through loss or theft of the information and through customer use of financial instruments, such as debit cards.

Changes in accounting standards can materially impact Salisbury’s financial statements.

Salisbury’s accounting policies and methods are fundamental to how Salisbury records and reports its financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of Salisbury’s financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, it could be required to apply a new or revised standard retroactively, resulting in Salisbury restating prior period financial statements.

Changes and interpretations of tax laws and regulations may adversely impact Salisbury’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than Salisbury and challenge tax positions that Salisbury has taken on its tax returns. This may result in the disallowance of deductions or differences in the timing of deductions and result in the payment of additional taxes, interest or penalties that could materially affect Salisbury’s performance.

Unprecedented disruption and significantly increased risk in the financial markets may impact Salisbury.

The banking industry has experienced unprecedented turmoil over the past two years as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. Measures taken by the Government in an effort to stabilize the economy may have unintended consequences and there can be no assurance that Salisbury will not be impacted by current market uncertainty in a way it cannot currently predict or mitigate.

Item 1B.	UNRESOLVED SEC STAFF COMMENTS

None.

Item 2.	PROPERTIES

Salisbury is not the owner or lessee of any properties. The properties described below are properties owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through 7 full service branch offices located in Canaan, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts, and Dover Plains and Millerton, New York. The Bank’s trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and four of its branch offices and leases three branch offices.

For additional information, see Note 6, “Premises and Equipment,” and Note 18, “Commitments and Contingent Liabilities” To the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	-
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	-
Salisbury Office	18 Main Street, Salisbury, CT	Owned	-
Sharon Office	29 Low Road, Sharon, CT	Owned	-
Canaan Operations	94 Main Street, Canaan, CT	Owned	-
Canaan Office	100 Main Street, Canaan, CT	Owned	-
Millerton Office	87 Main Street, Millerton, NY	Owned	-
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/10/12
Sheffield Office	73 Main Street, Sheffield, MA	Leased	Expired
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	3/26/17

Item 3.	LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising out of the ordinary course of business.

The Bank is a party defendant, both in its capacity as Salisbury Bank and Trust Company and in its former capacity as the Trustee of the Erling C. Christophersen Revocable Trust, in litigation instituted on June 16, 2008 and currently pending in the Connecticut Superior Court within the Judicial District of Stamford-Norwalk, CT.  The other parties to the litigation are the Plaintiff, John R. Christophersen of Norwalk, Connecticut and Defendants, Erling C. Christophersen, of Westport, Connecticut; Bonnie Christophersen of Westport, Connecticut; Elena Dreiske of Wanetka, Illinois; and People’s United Bank with its principal place of business in Bridgeport, Connecticut.

The litigation involves the ownership of certain real property located in Westport, Connecticut, which was conveyed by the Defendant, Erling Christophersen, to the Erling Christophersen Trust, of which the Bank was a co-Trustee.  Subsequent to this conveyance, the Bank loaned $3,386,609 to the Erling Christophersen Trust that was secured by an open-end commercial mortgage in favor of the Bank on the Westport real estate referenced above, which was appraised at a value significantly greater than the loan amount.

The claim of the Plaintiff John R. Christophersen is that he had an interest in the real property of which he was wrongfully divested.  He has brought this action seeking restoration of his allegedly divested interest as well as money damages.

In addition to his efforts to restore his alleged interest in the real property, the Plaintiff has made two additional claims directed at the Bank.  He has alleged that by financing the property, and holding it as a co-Trustee, the Bank participated in “stealing” the value of the Plaintiff’s interest in the property.  He has also alleged an implied trust against the Bank alleging that it acquired title to the property adverse to the Plaintiff’s interest and in contravention of the Plaintiffs entitlements, and therefore holds the property in trust for Plaintiff.  The Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title & Insurance Company.  The Bank has resigned as a trustee and is actively defending the case.  The validity of the conveyance to Erling Christophersen is also the subject of a probate proceeding in New York State.  The Connecticut proceeding has been stayed until the New York Court litigation is resolved.  Prior to the resolution, the liquidity of the real estate collateral which secures the loan is diminished.

There are no other material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

For the information required by this item see “Note 23 - Selected Quarterly Consolidated Financial Data (Unaudited)” of Notes to Consolidated Financial Statements.

Holders

There were approximately 1,506 holders of record of the common stock of Salisbury as of March 3, 2010.  This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Equity Compensation Plan Information

For the information required by this item see “Note 14 – Directors Stock Retainer Plan” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Dividends

For a discussion of Salisbury's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividends”.

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning the financial position and results of operations of Salisbury at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

	At or for the years ended December 31,
	2009	2008	2007	2006	2005
Statement of Income
Interest and dividend income	$25,893	$26,557	$26,152	$23,730	$20,816
Interest expense	9,032	10,825	12,432	10,459	7,352
Net interest and dividend income	16,861	15,732	13,720	13,271	13,464
Provision (credit) for loan losses	985	1,279	-	(87)	210
Gains on securities, net	473	600	295	517	1,210
Other-than-temporary impairment losses, net	(1,128)	(2,955)	-	-	-
Trust and wealth advisory	1,978	2,264	2,050	1,981	1,571
Service charges and fees	1,818	1,930	1,606	1,478	1,354
Gains on sales of mortgage loans, net	743	344	387	524	573
Mortgage servicing, net	80	(124)	(50)	(103)	(35)
Other	468	182	177	186	192
Non-interest income	4,432	2,241	4,465	4,583	4,865
Non-interest expense	17,890	16,009	13,515	12,245	12,444
Income before income taxes	2,418	685	4,670	5,696	5,675
Income tax (benefit) provision	(49)	(421)	870	1,442	1,114
Net income	2,467	1,106	3,800	4,254	4,561
Net income available to common shareholders	2,102	1,106	3,800	4,254	4,561
Financial Condition
Total assets	$562,347	$495,754	$461,960	$450,340	$402,922
Loans receivable, net	327,257	297,367	268,191	252,464	215,989
Allowance for loan losses	3,473	2,724	2,475	2,474	2,626
Securities	151,125	155,916	152,624	161,232	151,168
Deposits	418,203	344,925	317,741	318,586	287,271
Federal Home Loan Bank of Boston advances	76,364	87,914	95,011	87,093	71,016
Repurchase agreements	11,415	11,203	-	-	-
Shareholders' equity	52,355	38,939	45,564	44,349	41,442
Non-performing assets	7,720	5,380	1,824	964	773
Per Common Share Data
Earnings, diluted and basic	$1.25	$0.66	$2.26	$2.53	$2.71
Cash dividends paid	1.12	1.12	1.08	1.04	1.00
Book value	25.81	23.10	27.04	26.33	24.61
Statistical Data
Net interest margin (fully tax equivalent)	3.51%	3.74%	3.54%	3.67%	3.89%
Efficiency ratio (fully tax equivalent)	74.38	71.56	68.74	69.16	82.01
Effective tax rate	(2.03)	(61.45)	18.63	25.32	19.63
Return on average assets	0.39	0.23	0.85	1.02	1.12
Return on average shareholders' equity	5.18	2.59	8.71	9.83	10.81
Dividend payout ratio	89.60	169.70	47.79	41.11	36.90
Allowance for loan losses to total loans	1.05	0.91	0.92	0.97	1.20
Non-performing assets to total assets	1.37	1.09	0.39	0.21	0.19
Tier 1 leverage capital	8.39	7.74	8.24	8.43	8.27
Total risk-based capital	12.86	11.59	15.00	15.28	15.76
Weighted average equivalent shares outstanding, diluted	1,686	1,686	1,685	1,684	1,683
Common shares outstanding at end of period	1,687	1,686	1,685	1,684	1,683

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Salisbury Bancorp, Inc. ("Salisbury"), a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut.  Salisbury's principal business consists of the business of the Bank.  The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from eight full-service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, and, Dover Plains and Millerton, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut.

Critical Accounting Policies and Estimates

Salisbury’s consolidated financial statements follow generally accepted accounting principles (“GAAP”) in the United States of America as applied to the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements and, along with this Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis.

Management evaluates goodwill and identifiable intangible assets for impairment annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on the results of operations.

Management evaluates securities for other-than-temporary impairment giving consideration to the extent to which the fair value has been less than cost, estimates of future cash flows, delinquencies and default severity, and the intent and ability of Salisbury to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The consideration of the above factors is subjective and involves estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

The determination of the obligation and expense for pension and other postretirement benefits is dependent on certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense.

OVERVIEW

Net income available to common shareholders for the year ended December 31, 2009 was $2,102,000, or $1.25 per common share, compared with $1,106,000, or $.66 per common share, for the year ended December 31, 2008. Return on average common shareholders’ equity was 5.18% for 2009 compared with 2.59% for 2008. Net interest and dividend income increased $1,129,000 due primarily to a $60.5 million increase in average earning assets, made possible by significant deposit growth, which more than offset a 23 basis point decrease in the net interest margin to 3.51% from 3.74%. The decline in the net interest margin was mostly due to carrying significantly larger balances of low yielding short term investments. The provision for loan losses for 2009 was $985,000 compared with $1,279,000 for 2008. Non-interest income increased $2,191,000 for 2009, of which $1,700,000 resulted from lower securities losses in 2009 versus 2008. Non-interest expense increased $1,881,000 due primarily to higher compensation expenses, data processing, professional fees, FDIC insurance, and Other Real Estate Owned (“OREO”) expenses, offset in part by the inclusion in 2008 of the Federal Home Loan Bank of Boston advance prepayment fee, lower credit card processing fees, and lower marketing expense.

During 2009, Salisbury’s assets grew $67 million to $562 million at December 31, 2009.  Net loans receivable grew $30 million, or 10.05%, to $327 million. Non-performing assets increased $2.3 million to $7.7 million at December 31, 2009. A single loan relationship accounts for $3.0 million of non-performing assets. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans increased slightly to 1.05% at December 31, 2009 compared with 0.91% at December 31, 2008.

Deposits grew $73 million to $418 million at December 31, 2009 from $345 million at December 31, 2008. This significant growth in deposits stems from customer preference for the safety of insured deposits during a year of heightened uncertainty in the financial markets and a concerted effort by Salisbury to expand deposit relationships with customers, and the assumption of $11 million in deposits with the purchase of Webster Bank’s Canaan branch in December 2009.

In March 2009, Salisbury issued $8.8 million of preferred stock pursuant to the U.S. Treasury’s TARP Capital Purchase Program.

At December 31, 2009, book value per common share was $25.81 and tier 1 leverage and total risk-based capital ratios were 8.39% and 12.86%, respectively. Salisbury and the Bank are categorized as "well capitalized".

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2009 and 2008

Net Interest and Dividend Income

Net interest and dividend income  (presented on a tax-equivalent basis) increased $1,077,000 in 2009 over 2008 due primarily to a $60.5 million, or 13.3%,  increase in average earning assets, made possible by significant deposit growth, which more than offset a 23 basis point decrease in the net interest margin to 3.51% from 3.74%. The decrease in the net interest margin was mostly due to the dilutive effect of carrying $33.3 million in low yielding short term funds reflecting a more conservative liquidity management strategy during a year of heightened risk in the financial markets. The net interest margin was also affected by changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates, the suspension of dividends on Federal Home Loan Bank of Boston (“FHLBB”) stock, and the impact of asset and liability re-pricing. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Loans (a)	$308,027	$287,923	$258,714	$18,260	$18,449	$17,969	5.93%	6.41%	6.95%
Securities (c)(d)	166,608	154,253	155,189	8,673	8,900	8,871	5.21	5.77	5.72
FHLBB stock	5,650	5,251	5,052	-	275	441	-	5.25	8.73
Short term funds (b)	33,346	5,745	2,718	114	141	69	0.34	2.45	2.54
Total earning assets	513,631	453,172	421,673	27,047	27,764	27,350	5.27	6.13	6.49
Other assets	25,259	23,680	26,685
Total assets	$538,890	$476,852	$448,558
Interest-bearing demand deposits	$34,060	$24,517	$24,822	266	53	63	0.78	0.22	0.25
Money market accounts	65,970	63,914	55,358	565	1,217	1,790	0.86	1.90	3.23
Savings and other	80,517	63,185	47,063	694	926	814	0.86	1.47	1.73
Certificates of deposit	148,954	116,959	119,053	4,265	4,437	5,533	2.86	3.79	4.65
Total interest-bearing deposits	329,501	268,575	246,296	5,790	6,633	8,200	1.76	2.47	3.33
Repurchase agreements	11,775	4,948	-	131	106	-	1.11	2.14	-
FHLBB advances	78,063	89,750	87,649	3,111	4,086	4,232	3.99	4.55	4.83
Total interest-bearing deposits	419,339	363,273	333,945	9,032	10,825	12,432	2.15	2.98	3.72
Demand deposits	66,202	67,680	66,304
Other liabilities	5,378	3,198	4,672
Shareholders’ equity	47,971	42,701	43,637
Total liabilities & shareholders’ equity	$538,890	$476,852	$448,558
Net interest income				$18,015	$16,940	$14,918
Spread on interest-bearing funds							3.12	3.15	2.77
Net interest margin (e)							3.51	3.74	3.54

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $1,154,000, $1,208,000 and $1,198,000, respectively for 2009, 2008 and 2007 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2009 versus 2008			2008 versus 2007
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets
Loans	$1,240	$(1,429)	$(189)	$1,950	$(1,470)	$480
Securities	677	(904)	(227)	(54)	83	29
FHLBB stock	-	(275)	(275)	14	(180)	(166)
Short term funds	384	(411)	(27)	76	(4)	72
Total	2,301	(3,019)	(718)	1,986	(1,571)	415
Interest-bearing liabilities
Deposits	1,344	(2,187)	(843)	388	(1,955)	(1,567)
Repurchase agreements	111	(86)	25	106	-	106
FHLBB advances	(500)	(475)	(975)	99	(245)	(146)
Total	955	(2,748)	(1,793)	593	(2,200)	(1,607)
Net change in net interest income	$1,346	$(271)	$1,075	$1,393	$629	$2,022

Net interest and dividend income represents the difference between interest and dividends earned on loans and securities and interest incurred on deposits and borrowings.  The level of net interest income is a function of volume, rates and mix of both earning assets and interest-bearing liabilities.  Net interest income can be adversely affected by changes in interest rate levels, changes in the volume of assets and liabilities that are subject to re-pricing within different future time periods, and in the level of non-performing assets.

Interest and Dividend Income

On a tax equivalent basis, interest and dividend income decreased $718,000, or 2.6%, to $27.0 million in 2009.  Loan income decreased $189,000, or 1.0%, primarily due to lower average yields, down 48 basis points, the impact of which was substantially offset by a $20.1 million increase in average loans.  The decline in the average loan yield was caused by lower market interest rates in 2009 and their effect on loan re-pricing and loan re-financing activity.

On a tax equivalent basis, income from securities decreased $227,000, or 2.5%, in 2009, as a result of lower yields due to portfolio re-pricing and changes in portfolio mix versus 2008, offset in part by an 8.1% increase in average volume. In February 2009, the FHLBB announced a suspension of quarterly dividends. In 2008 and 2007, Salisbury earned tax-equivalent FHLBB dividend income of $275,000 and $441,000, respectively. At December 31, 2009, Salisbury held $6.0 million of FHLBB stock pursuant to its membership requirements.

Income from short term funds decreased $27,000 in 2009 as a result of significantly lower yields, down 211 basis points, while the average balance increased $27.6 million. The increase in short term funds resulted from the Bank’s significant deposit growth and management’s preference for increased liquidity during a year of heightened risk in the financial markets.

Interest Expense

Interest expense decreased $1.8 million, or 16.6%, to $9.0 million in 2009 as a result of decreases in interest rates paid, offset in part by higher average interest bearing deposits. Interest on deposit accounts and retail repurchase agreements, or sweep accounts, decreased $818,000, or 12.1%, as a result of lower interest rates paid, offset in part by an increase in average balances and changes in product mix. Average interest-bearing deposits and retail repurchase agreements increased $67.8 million, or 24.8%, while their average rate decreased 73 basis points to 1.73%.  Interest expense on FHLBB borrowings decreased $975,000 as a result of lower average borrowings, down $11.7 million, and lower borrowing rates, down 56 basis points as compared with 2008, due mostly to the early redemption of $19 million of FHLBB advances in late 2008.

Provision and Allowance for Loan Losses

Salisbury recorded a provision for loan losses of $985,000 in 2009, compared with $1,279,000 in 2008, reflecting lower net loan charge-offs of $236,000 in 2009, compared with $1,030,000 in 2008. The following table sets forth changes in the allowance for loan losses and other selected statistics:

Years ended December 31, (dollars in thousands)	2009	2008	2007	2006	2005
Balance, beginning of period	$2,724	$2,475	$2,474	$2,626	$2,512
Provision (benefit) or loan losses	985	1,279	-	(87)	210
Charge-offs
Real estate mortgages	(106)	(429)	-	-	-
Commercial & industrial	(82)	(495)	(21)	(25)	(7)
Consumer	(78)	(151)	(82)	(107)	(128)
Total charge-offs	(266)	(1,075)	(103)	(132)	(135)
Recoveries
Real estate mortgages	-	3	39	-	-
Commercial & industrial	4	15	15	6	-
Consumer	26	27	50	61	39
Total recoveries	30	45	104	67	39
Net (charge-offs) recoveries	(236)	(1,030)	1	(65)	(96)
Balance, end of period	$3,473	$2,724	$2,475	$2,474	$2,626
Loans receivable, gross	$330,144	$299,698	$270,361	$254,773	$218,623
Non-performing loans	7,445	5,175	1,824	964	773
Accruing loans past due 30-89 days	4,098	4,277	4,075	1,397	$1,466
Ratio of allowance for loan losses:
to loans receivable, gross	1.05%	0.91%	0.92%	0.97%	1.20%
to non-performing loans	46.65	52.63	135.69	256.64	339.72
Ratio of non-performing loans to loans receivable, gross	2.25	1.73	0.67	0.38	0.35
Ratio of accruing loans past due 30-89 days to loans receivable, gross	1.24	1.43	1.51	0.55	0.67

Reserve coverage at December 31, 2009, as measured by the ratio of allowance for loan losses to gross loans was up slightly, at 1.05%, as compared with 0.91% at December 31, 2008. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $2.3 million during 2009 to $7.4 million, or 2.25% of gross loans receivable, while accruing loans past due 30-89 days decreased $0.2 million to $4.1 million, or 1.24% of gross loans receivable.

The following table sets forth the allocation of the allowance for loan losses among the broad categories of the loan portfolio and the percentage of loans in each category to total loans.  Although the allowance has been allocated among loan categories for purposes of the table, it is important to recognize that the allowance is applicable to the entire portfolio.  Furthermore, charge-offs in the future may not necessarily occur in these amounts or proportions.

December 31	2009		2008		2007		2006		2005
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Real Estate Mortgages
Residential	$488	49.63%	$689	50.53%	$515	48.94%	$611	47.28%	$661	49.44%
Commercial	1,428	21.22	1,274	20.95	1,024	19.91	803	19.96	677	18.71
Construction, land & land development	233	9.39	281	11.13	118	10.70	248	8.31	197	8.61
Home equity credit	397	10.03	73	8.54	76	9.72	255	9.79	321	12.59
Total mortgage loans	2,546	90.27	2,317	91.15	1,733	89.27	1,917	85.34	1,856	89.35
Commercial & industrial	630	8.00	272	6.94	505	7.63	342	6.46	495	7.02
Consumer	117	1.65	97	1.85	201	2.96	173	3.46	247	3.61
General unallocated	180	0.08	38	0.06	36	0.14	42	4.74	28	0.02
Total allowance	$3,473	100.00	$2,724	100.00	$2,475	100.00	$2,474	100.00	$2,626	100.00
(a) Percent of loans in each category to total loans.

Salisbury determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience.  Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures.  Management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2009.

The allowance for loan losses is computed by segregating the portfolio into various risk rating and product categories.  Some loans have been further segregated and carry specific reserve amounts.  All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance.  The percentage applied to the outstanding balance varies depending on the loan’s risk rating and product category, as well as present economic conditions, which have or may adversely affect the financial capacity and/or collateral values supporting the loan.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.  The Bank was examined by the FDIC in February 2009, and by the State of Connecticut’s Department of Banking in August 2007, and no additions to the allowance were requested as a result of these examinations.

Non-Interest Income

Non-interest income increased $2,191,000, in 2009, of which $1,700,000 related to lower securities losses.  The principal categories of non-interest income are as follows:

Years ended December 31 (dollars in thousands)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
(Losses) gains on securities, net	$473	$600	$295	$(127)	(21.2)%	$305	103.4%
Other-than-temporary impairment losses	(1,128)	(2,955)	-	1,827	(61.8)	(2,955)	-
Trust and wealth advisory	1,978	2,264	2,050	(286)	(12.6)	214	10.4
Service charges and fees	1,818	1,930	1,606	(112)	(5.8)	324	20.2
Gains on sales of mortgage loans, net	743	344	387	399	116.0	(43)	(11.1)
Mortgage servicing, net	80	(124)	(50)	204	164.5	(74)	(148.0)
Bank-owned life insurance	394	166	160	228	137.3	6	3.8
Other	74	16	17	58	362.5	(1)	(5.9)
Total non-interest income	$4,432	$2,241	$4,465	$2,191	97.8	$(2,224)	(49.8)

In June 2009, Salisbury recognized a $1,128,000 write-down for Other-Than–Temporary-Impairment (“OTTI”) on five non-agency issued CMO securities. In 2008, Salisbury recognized a $2,955,000 write-down on Freddie Mac preferred stock following the U.S. Government placing FHLMC into conservatorship. Absent these losses, Salisbury would have realized securities gains of $473,000 and $600,000 in 2009 and 2008, respectively.

Excluding securities losses, all other non-interest income increased $491,000. Trust and wealth advisory fees declined in 2009, due mostly to a decline in the value of managed assets during 2008. The decline in service charges and fees was due to a $263,000 decrease in credit card fees, attributable to the sale of the credit card portfolio in 2008. Absent this, service charges and fees would have grown by $151,000 from increased transactional activity. Historically low borrowing rates generated significant mortgage refinancing activity in 2009 that resulted in increased mortgage loan sales and related income. Loan servicing is retained on substantially all loans sold. The change in mortgage servicing income is mostly due to the inclusion in 2008 of a mortgage servicing rights impairment charge. Income from bank-owned life insurance (BOLI) for 2009 benefited from a policy death settlement and a 1035 policy exchange, while income resulting from the increase in BOLI cash surrender value was substantially unchanged.

Non-Interest Expense

Non-interest expense increased $1,881,000, or 11.7%, in 2009. The principal categories of non-interest expense are as follows:

Years ended December 31 (dollars in thousands)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Salaries	$6,997	$6,472	$6,016	$525	8.1%	$456	7.6%
Employee benefits	2,527	1,858	1,708	669	36.0	150	8.8
Premises and equipment	1,939	1,859	1,621	80	4.3	238	14.7
Data processing	1,473	1,339	1,194	134	10.0	145	12.2
Professional fees	1,508	1,269	931	239	18.8	338	36.3
FDIC assessment	914	60	45	854	1,423.3	15	33.3
Marketing and community contributions	342	457	349	(115)	(25.2)	108	30.9
Printing and stationary	298	277	280	21	7.6	(3)	(1.1)
OREO	191	6	2	185	3,083.3	4	200.0
Amortization of intangible assets	164	164	164	-	-	-	-
FHLBB advance prepayment fee	-	864	-	(864)	(100.0)	864	-
Other	1,537	1,384	1,205	153	11.0	179	14.9
Non-interest expense	$17,890	$16,009	$13,515	$1,881	11.7	$2,494	18.5

Salaries increased in 2009 due to changes in staffing mix, merit increases and higher mortgage loan origination commissions from increased loan originations. Employee benefits expense included additional pension expense, up $561,000, due primarily to the former CEO’s retirement. Data processing benefited from the sale of the credit card portfolio in 2008, saving $139,000 in credit card processing expense. The increase in other data processing expenses, up $134,000, related mostly to the Bank’s core processing systems and related technology applications and infrastructure. Professional fees for 2009 included, among other things, services related to the Bank’s participation in TARP and the acquisition of a branch office and related deposits and loans in Canaan, Connecticut.  The substantial increase in FDIC insurance expense, up $854,000, was due to higher premium rates, a 2009 special assessment and a higher assessment base from deposit growth. Salisbury also utilized $157,000 in FDIC credits available to them in 2008. OREO expense for 2009 includes a $125,000 write-down of the carrying value of a commercial property. In 2008, the Bank prepaid $19 million of FHLBB advances to restructure its wholesale borrowings and incurred a prepayment fee of $864,000. Other expense includes postage, telephone, director fees, bank charges and various other deposit, loan and administrative related operating expenses.

Income Taxes

Net income for 2009 included an income tax benefit of $49,000 compared with a 2008 income tax benefit of $421,000.  Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds and bank-owned life insurance. For further information on income taxes, see Note 11 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2009 or 2008, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”).  In accordance with this legislation, in 2004 Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

Comparison of the Years Ended December 31, 2008 and 2007

Net Interest and Dividend Income

Net interest and dividend income  (presented on a tax-equivalent basis) increased $2,076,000 in 2008 over 2007 due primarily to a $31.5 million, or 7.5%,  increase in average earning assets and a 21 basis point increase in the net interest margin to 3.74% from 3.54%. The increase in the net interest margin was mostly due to loan growth, which more than offset the effect of lower interest rates, and a significant decline in deposit rates.

Interest Income

Interest and dividend income increased $415,000, or 1.5%, to $27.8 million in 2008. Loan income increased $480,000, or 2.7%, primarily due to a $29.2 million, or 11.3%, increase in average loans, which more than offset lower average yields, down 54 basis points. The decline in the average loan yield was caused by lower market interest rates in 2008 and their effect on loan re-pricing and loan re-financing activity. Income from securities increased $29,000 in 2008, as a 5 basis point increase in average yield was substantially offset by $0.9 million decrease in average volume. The decline in market interest rates was also reflected in lower FHLBB dividend income. Income from short term funds increased $72,000 in 2008 as a result of higher average balances, offset in part by lower average yields, down 9 basis points.

Interest Expense

Interest expense decreased $1.6 million, or 12.9%, to $10.8 million in 2008, as a result of decreases in interest rates paid, offset in part by higher average interest-bearing deposits. Interest on deposit accounts decreased $1,567,000, or 19.1%, as a result of lower interest rates paid, offset in part by an increase in average balances and changes in product mix. Average interest-bearing deposits increased $22.3 million, or 9.0%, while their average rate decreased 86 basis points to 2.47%. Salisbury introduced retail repurchase agreements, or sweep accounts, during the year and attracted $4.9 million in average balances that grew to $11.2 million by December 31, 2008. Interest expense on FHLBB borrowings decreased $146,000 as a result of higher average borrowings, up $2.1 million, offset in part by lower borrowing rates, down 28 basis points as compared with 2008. Salisbury redeemed $19 million of FHLBB advances in late 2008.

Provision and Allowance for Loan Losses

Salisbury recorded a provision for loan losses of $1,279,000 in 2008, compared with no provision in 2007, due to increases in loan delinquencies and net loan charge-offs. During 2008, non-performing loans increased $3.4 million to $5.2 million at December 31, 2008, or 1.73% of gross loans receivable, from $1.8 million, or 0.67%, at December 31, 2007. Net loans charged-off during 2008 increased to $1,030,000 compared with net loan recoveries of $1,000 in 2007. Reserve coverage at December 31, 2008, as measured by the ratio of allowance for loan losses to gross loans was substantially unchanged, at 0.91%, as compared with 0.92% at December 31, 2007.

Non-Interest Income

Non-interest income decreased $2,230,000 in 2009, of which $2,650,000 related to increased securities losses.  In 2008, Salisbury recognized a $2,955,000 write-down on FHLMC preferred stock following the U.S. Government placing FHLMC into conservatorship. Absent these losses, Salisbury realized securities gains of $600,000 and $295,000 in 2008 and 2007, respectively. Excluding securities losses, all other non-interest income increased $731,000. Trust and wealth advisory fees increased in 2008 due to business development efforts. The increase in service charges and fees was due primarily to increased deposit account transactional activity. Mortgage refinancing activity fell during 2008 and gains on sales of mortgage loans fell respectively. Loan servicing is retained on substantially all loans sold. The change in mortgage servicing income is mostly due to the inclusion in 2008 of a mortgage servicing rights impairment charge.

Non-Interest Expense

Non-interest expense increased $2,495,000, or 18.5%, in 2008. Salaries and benefits increased in 2008 due to increased staffing and merit increases and related health benefit costs and payroll taxes. The increase in staff resulted from the opening of a new branch in Dover Plains, New York, in August 2007. The increase in premises and equipment, and data processing expense also relates to the additional branch office and increased business activity. Professional fees for 2008 included, among other things, increased audit expense resulting from additional services required due to compliance requirements such as the Sarbanes-Oxley Act and other regulations, and legal and consulting fees for various research and marketing initiatives during the year. During the fourth quarter of 2008, Salisbury prepaid a $19 million advance from the FHLBB at a cost of $864,000 to restructure a portion of its borrowings. The borrowings, which had a rate of 5.97%, were replaced with new FHLBB advances with much lower interest rates and a revised maturity schedule. While the prepayment resulted in a one time after tax expense of $674,000 the re-financing was expected to reduce borrowing expense in future years. The increase in other expense was primarily attributable to normal operational expenses associated with growth.

Income Taxes

Net income for 2008 included an income tax benefit of $421,000 compared with a 2007 income tax provision of $870,000, representing an 18.6% effective tax rate.  The difference between the effective tax rate and the 34% federal statutory rate was due to tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview

During 2009, Salisbury’s assets grew $67 million to $562 million at December 31, 2009.  Net loans receivable grew $30 million, or 10.10%, to $327 million. Non-performing assets increased $2.3 million to $7.7 million at December 31, 2009, of which a single loan relationship accounts for $3.0 million. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans receivable increased slightly to 1.05% at December 31, 2009, compared with 0.91% at December 31, 2008.

Asset growth was facilitated by significant deposit growth. Deposits grew $73 million to $418 million at December 31, 2009 from $345 million at December 31, 2008. This significant growth in deposits stems from customer preference for the safety of insured deposits during a year of heightened uncertainty in the financial markets, a concerted effort by Salisbury to expand deposit relationships with customers, and the assumption of $11 million in deposits from the purchase of Webster Bank’s Canaan branch  in December 2009.

In March 2009, Salisbury issued $8.8 million of preferred stock pursuant to the U.S. Treasury’s TARP Capital Purchase Program.

At December 31, 2009, book value per common share was $25.81 and tier 1 leverage and total risk-based capital ratios were 8.39% and 12.86%, respectively. Salisbury and the Bank are categorized as "well capitalized".

Securities

During 2009, securities decreased $5 million to $151 million, while short-term funds (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $34 million to $37 million as Salisbury increased its liquidity position in light of historically low interest rates and growth in volatile deposits. The carrying values of securities are as follows:

December 31 (dollars in thousands)	2009	2008	2007
Available-for-Sale
U.S. Treasury bills	$2,000	$-	$-
U.S. Government agency notes	24,832	41,271	46,859
Municipal bonds	47,153	55,696	56,980
Mortgage backed securities	33,927	26,815	36,583
Collateralized mortgage obligations	29,267	23,938	4,970
SBA pools	6,640	2,787	-
Other	1,212	20	1,985
Held-to-Maturity
Mortgage backed security	62	66	71
Non-Marketable
FHLBB stock	6,032	5,323	5,176
Total Securities	$151,125	$155,916	$152,624

During 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized credit losses of $1,128,000 by writing down the carrying value of such securities. Salisbury does not intend to sell the securities which it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. The carrying value of such securities judged to be OTTI are as follows:

December 31, 2009 (dollars in thousands)	Par value	Carrying value	Fair value
Available-for-Sale
Non-agency CMO	$6,890	$5,583	$4,409

Salisbury has determined that there are no other securities in an unrealized loss position to be other-than-temporarily impaired at December 31, 2009. The decline in market interest rates and tightening of credit spreads during 2009 favorably impacted the valuation of the securities portfolio. The amount of securities in a loss position as of December 31, 2009 as compared with December 31, 2008 declined by $21.4 million to $74 million, and the amount of the unrealized loss declined by $4.1 million to $7.2 million. Salisbury has the ability and intent to hold all securities in a loss position until a recovery of book value which may be at maturity. It is possible that future changes in interest rates, credit behaviors and other factors that determine the fair value of securities could cause future OTTI losses and require Salisbury to recognize securities losses in future periods.

Loans

During 2009, net loans receivable grew $29.9 million, or 10.1%, to $327.3 million at December 31, 2009, despite soft loan demand and aggressive competition for loans in Salisbury’s market area. 2009 loan growth compares with loan growth of $29.2 million, or 10.9% in 2008.

Salisbury’s residential mortgage lending department originates residential mortgage and home equity loans and lines of credit for the portfolio. During 2009, Salisbury originated $92.9 million of residential mortgage loans and $13.1 million of home equity loans for the portfolio, compared with $49.3 million and $9.9 million, respectively, in 2008. During 2009, total residential mortgage and home equity loans receivable grew by $19.9 million to $197.0 million at December 31, 2009, and represent 60% of loans receivable, substantially unchanged from 2008. During 2009, Salisbury’s residential mortgage lending department also originated and sold $35.0 million of residential mortgage loans, compared with $16.8 million during 2008. Substantially all loans sold were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies and businesses and provides short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital and property improvement loans. The department also works with both the SBA and USDA Government Guaranteed Lending Programs, however, such loans represent a very small percent of the commercial loan portfolio. During 2009, total commercial loans receivable grew by $12.9 million to $96.5 million at December 31, 2009, and represent 29% of loans receivable, substantially unchanged from 2008.

Salisbury’s consumer lending department offers consumer installment loans. During 2009, consumer loans remained flat at $5.7 million at December 31, 2009, and represent 1.7% of loans receivable, substantially unchanged from 2008.

The principal categories of loans receivable are as follows:

December 31, (in thousands)	2009	2008	2007	2006	2005
Loans receivable
Real Estate Mortgages
Residential	$163,863	$151,440	$132,312	$120,453	$108,102
Commercial	70,066	62,796	53,823	50,859	40,889
Construction, land & land development	31,011	33,343	28,928	21,169	18,814
Home equity credit	33,099	25,608	26,288	24,942	27,517
Total mortgage loans	298,039	273,187	241,351	217,423	195,322
Commercial and Industrial	26,400	20,785	20,629	16,465	15,354
Consumer	5,436	5,551	8,005	8,816	7,900
Other	269	175	376	12,069	47
Total loans, gross	330,144	299,698	270,361	254,773	218,623
Deferred loan origination costs, net	586	393	306	168	-
Unearned income	-	-	(1)	(3)	(8)
Allowance for loan losses	(3,473)	(2,724)	(2,475)	(2,474)	(2,626)
Loans receivable, net	$327,257	$297,367	$268,191	$252,464	$215,989
Loans held-for-sale
Residential mortgages	$665	$2,314	$120	$304	$-

Loans receivable forecasted maturity distribution is as follows:

December 31, 2009 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Real Estate Mortgages:
Residential	$2	$2,120	$161,741	$163,863
Commercial	3,442	2,773	63,851	70,066
Construction, land & land development	28,580	2,431	-	31,011
Home equity credit	874	12	32,213	33,099
Total mortgage loans	32,898	7,336	257,805	298,039
Commercial and industrial	3,988	13,580	8,832	26,400
Consumer	1,232	3,271	1,202	5,705
Total loans, gross	$38,118	$24,187	$267,839	$330,144

Loans receivable due after one year with fixed and variable or adjustable interest rates are as follows:

December 31, 2009 (in thousands)	Fixed interest rates	Adjustable interest rates
Real Estate Mortgages:
Residential	$61,928	$101,933
Commercial	13,037	53,587
Construction, land and & development	-	2,431
Home equity credit	-	32,225
Commercial and industrial	7,513	14,899
Consumer	3,863	610
Total loans, gross	$86,341	$205,685

Non-Performing Assets

During 2009, non-performing assets increased $2.3 million to $7.7 million at December 31, 2009, of which a single loan relationship accounts for $3.0 million. The principal categories of non-performing assets are as follows:

December 31, (in thousands)	2009	2008	2007	2006	2005
Non-accruing loans	$7,439	$5,075	$1,008	$887	$694
Accruing loans past due 90 days or more	6	100	816	77	79
Total non-performing loans	7,445	5,175	1,824	964	773
OREO, net	275	205	-	-	-
Total non-performing assets	$7,720	$5,380	$1,824	$964	$773

The reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Income in accordance with original terms	$414	$382	$77
Income recognized	152	36	48
Reduction in interest income	$262	$346	$29

Accruing loans past due 90 days or more at December 31, 2009 consist primarily of mortgage loans in the process of collection and where the collection of accrued interest is probable.  Salisbury pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections.  When all attempts to work with a customer to either restructure and bring the loan back to performing, or to simply bring the loan current are unsuccessful, Salisbury will initiate action to either foreclose the property, to acquire it by deed in lieu of foreclosure, or to liquidate business assets. Salisbury actively markets the sale of all OREO properties. During 2009, one property was acquired as a result of Salisbury’s collection activities and is currently under contract for sale. Non-interest expense for 2009 includes a $125,000 write-down of the carrying value of this property. During 2008, one property was acquired and sold in 2009.

Salisbury classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines prescribed by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2009, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the classification of nonaccrual or restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, restructured, or require increased allowance coverage and provision for loan losses. Salisbury has identified approximately $9.7 million in potential problem commercial loans at December 31, 2009, of which approximately 75% consisted of 6 commercial lending relationships.

Deposits

In 2009, deposits grew $73.3 million, or 21.24%, to $418.2 million, compared with deposit growth of $27.2 million, or 8.6%, in 2008. The 2009 deposit growth stems from customer preference for the safety of insured deposits and a concerted effort by Salisbury to expand deposit relationships with customers, and from the assumption of $11.4 million in deposits with the purchase of Webster Bank’s Canaan branch in December 2009.

Salisbury has eight full-service offices located in Litchfield, Berkshire and Dutchess Counties in Connecticut, Massachusetts and New York respectively.  Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

	Within	Within	Within	Over
December 31, 2009 (in thousands)	3 months	3-6 months	6-12 months	1 year	Total
Certificates of deposit over $100,000	$17,440	$6,667	$8,141	$14,365	$46,613

Borrowings

During 2009, FHLBB advances decreased $11.6 million to $76.4 million. The large influx of deposits negated the need to borrow funds from the FHLBB. FHLBB advances at December 31, 2009 had remaining terms ranging from just over one month to 90 months and interest rates ranging from 3.44% to 4.76%.  The weighted average borrowing rate as of December 31, 2009 was 4.02%. Overnight retail repurchase agreements, or sweep accounts, grew $.2 million to $11.4 million during 2009.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments.  Contractual obligations at December 31, 2009 include operating leases, contractual purchases and certain pension and other benefit plans.  For further discussion regarding operating leases see Note 18.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2009.  Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable.  Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year.  These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2009 (in thousands)	Within	Within	Within	After
By Remaining Maturity	1 year	1-3 years	4-5 years	5 years	Total
Off-balance sheet lending-related Financial Instruments
Residential real estate and other consumer – related	$3,452	$5	$2,109	$30,438	$36,004
Commercial – related
Other unfunded commitments to extend credit	2,578	3,124	929	9,379	16,010
Letters of credit	-	-	-	-	-
Total	$6,030	$3,129	$3,038	$39,817	$52,014

LIQUIDITY

Salisbury manages its liquidity position to ensure it has sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows.  Salisbury’s primary source of liquidity is deposits and while the preferred funding strategy is to attract and retain low cost deposits, its ability to do so is affected by competitive interest rates and terms in its marketplace. Other sources of funding include cash flows from principal payments and maturities of securities and loans, funds provided by operations, and discretionary use of FHLBB advances.  Liquidity can also be provided through sales of securities available-for-sale and loans.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. During 2009, Salisbury’s internal liquidity measures to manage liquidity exposure remained within target ranges. At December 31, 2009, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposit and short term unsecured liabilities, was 33.24% and exceeded Salisbury's targeted minimum of 30%. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2009 provided net cash of $4.2 million.  Investing activities utilized net cash of $27.7 million, principally for securities purchases of $110.7 million, net loan advances of $28.6 million, and capital expenditures of $3.6 million, offset in part by securities repayments, maturities and sales.  Financing activities provided net cash of $57.2 million, principally, from net deposit growth of $61.8 million and from the issuance of Preferred Stock of $8.8 million, offset in part by a net decrease in FHLBB advances of $11.5 million and cash dividends paid.

Operating activities for 2008 provided net cash of $1.8 million.  Investing activities utilized net cash of $36.8 million, principally for securities purchases of $111.6 million, net loan advances of $27.4 million and loan purchases of $3.3 million, offset in part by security repayments, maturities and sales.  Financing activities provided net cash of $29.5 million, principally from net deposit growth and repurchase agreements of $27.2 million and $11.2 million, respectively, offset in part by a net decrease in FHLBB advances of $8.0 million and cash dividends paid.

Operating activities for 2007 provided net cash of $4.8 million.  Investing activities utilized net cash of $11.3 million, principally from securities purchases of $69.6 million, net loan advances of $11.4 million, loan purchases of $4.3 million, the sale of OREO and capital expenditures, offset in part by security repayments and maturities.  Financing activities provided net cash of $9.9 million, principally from net deposit growth of $3.7 million and a net increase in FHLBB advances of $8.0 million, offset in part by cash dividends.

CAPITAL RESOURCES

During 2009, shareholders' equity increased $13.4 million, or 34.5%, to $52.4 million and book value per share increased $2.71 to $25.81. In March 2009, Salisbury issued $8,816,000 of preferred stock to the U.S. Treasury pursuant to the Treasury’s Capital Purchase Program. Also contributing to the increase was net income of $2.5 million, or $1.25 per common share, and a decrease in accumulated other comprehensive loss, net of $3.8 million, principally from a net decrease in unrealized holding losses on securities available-for-sale, net of taxes. Reducing shareholders’ equity was $1.4 million of dividends declared on common stock and $0.3 million of dividends paid on preferred stock.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank are considered to be “well capitalized” for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Salisbury and the Bank's regulatory capital ratios are as follows:

	Well	December 31, 2009		December 31, 2008
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	12.86%	10.40%	11.59%	11.34%
Tier 1 Capital (to risk-weighted assets)	6.00	11.95	9.48	10.78	10.53
Tier 1 Capital (to average assets)	5.00	8.39	6.70	7.74	7.52

A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank’s safety and soundness.  However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

Preferred Stock

In March 2009, Salisbury issued to the U.S. Treasury Department (“Treasury”) $8,816,000 of Preferred Stock under the CPP of the EESA.

The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Common Stock. The Preferred Stock pays a cumulative dividend of 5 percent per annum for the first five years it is outstanding and thereafter at a rate of 9 percent per annum. The Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the shares. The Preferred Stock is callable at one hundred percent of the issue price plus any accrued and unpaid dividends.

As part of the CPP, Salisbury issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. If the Warrant were fully exercised, Salisbury estimates that the ownership percentage of the current shareholders would be diluted by approximately 3.3% percent.

Dividends

During 2009, Salisbury paid four quarterly common stock dividends of $0.28 each, totaling $1,889,000. Salisbury also paid $296,000 in preferred stock dividends to the U.S. Treasury.

On November 11, 2009, Salisbury’s Board of Directors announced that in response to changes in regulatory requirements it was changing the timing of future common stock dividend declarations, to coincide with quarterly earnings announcements. Dividends on its common stock, when declared, will generally be paid on or about the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

Accordingly, on February 4, 2010 Salisbury’s Board of Directors announced Salisbury’s financial results for the fourth quarter ended December 31, 2009 and announced the declaration of a common stock dividend of $.28 per common share payable on February 26, 2010 to shareholders of record on February 12, 2010.

For the corresponding prior year period Salisbury’s Board of Directors announced a common stock dividend of $.28 per common share on November 26, 2008, payable on January 30, 2009, to shareholders of record on December 31, 2008, and announced Salisbury’s financial results for the fourth quarter ended December 31, 2008, on March 19, 2009.

Salisbury's ability to pay cash dividends is dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law, the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations.  The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Commissioner of Banking, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

FRB Supervisory Letter SR 09-4, February 24, 2009, revised March 27, 2009, states that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2)  the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital position.

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s participation in the CPP. These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a CPP participant unless all CPP preferred shares are redeemed or transferred to third parties.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury’s consolidated financial statements are prepared in conformity with generally accepted accounting principles that require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of Salisbury are monetary and as a result, interest rates have a greater impact on Salisbury’s performance than do the effects of general levels of inflation, although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not a material factor in recent years, inflation could impact earnings in future periods.

FORWARD-LOOKING STATEMENTS

This Annual Report may contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, relating to such matters as:

(a)	assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which Salisbury and the Bank do business; and
(b)	expectations for revenues and earnings for Salisbury and Bank.

Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.  For those statements, Salisbury claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995.

Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances; and
(e)	other risks detailed from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s and the Bank’s financial position and results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Salisbury manages its exposure to interest rate risk through its Asset/Liability Management Committee (“ALCO”) using risk limits and policy guidelines to manage assets and funding liabilities to produce financial results that are consistent with Salisbury’s liquidity, capital adequacy, growth, risk and profitability targets. Interest rate risk is the risk of loss to future earnings due to changes in interest rates.

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. The simulations incorporate management’s growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

The ALCO reviews the simulation results to determine whether Salisbury’s exposure to change in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Salisbury’s tolerance levels for changes in net interest income in its income simulations varies depending on the magnitude of interest rate changes and level of risk-based capital. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where interest rates remain stable over the forecast horizon. The ALCO also evaluates the directional trends of net interest income, net interest margin and other financial measures over the forecast horizon for consistency with its liquidity, capital adequacy, growth, risk and profitability targets.

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2009 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 150 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 100 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 125 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Because income simulations assume that Salisbury’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2009 net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2009.

As of December 31, (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates	(8.60)%	(10.41)%
Immediately falling interest rates	0.42	(2.25)
Gradually rising interest rates	0.68	(8.35)

The negative exposure of net interest income to immediately and gradually rising rates as compared to the unchanged rate scenario results from a faster projected rise in the cost of funds versus income from earning assets, as relatively rate-sensitive money market and time deposits re-price faster than longer duration earning assets.  The negative exposure of net interest income to immediately falling rates as compared to an unchanged rate scenario results from a greater decline in earning asset yields compared to rates paid on funding liabilities, as a result of faster prepayments on existing assets and lower reinvestment rates on future loans originated and securities purchased.

While the ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the re-pricing, maturity and prepayment characteristics of financial instruments and the composition of Salisbury’s balance sheet may change to a different degree than estimated. Simulation modeling assumes a relatively static balance sheet that does not necessarily reflect Salisbury’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

Salisbury also monitors the potential change in market value of its available-for-sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to Salisbury’s capital and liquidity position. Results are calculated using industry-standard analytical techniques and securities data. Available-for-sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of December 31, (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury bills	$-	$-
U.S. Government agency notes	(1,092)	(2,273)
Municipal bonds	(6,229)	(11,635)
Mortgage backed securities	(825)	(2,102)
Collateralized mortgage obligations	(2,710)	(4,774)
SBA pools	(29)	(47)
Other	-	-
Total available-for-sale debt securities	$(10,885)	$(20,831)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To The Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
March 8, 2010

83 PINE STREET ● WEST PEABODY, MASSACHUSETTS 01960-3635 ● TELEPHONE (978) 535-0206 ● FACSIMILE (978) 535-9908
smc@shatswell.com        www.shatswell.com

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except par value)	2009	2008
ASSETS
Cash and due from banks	$6,248	$7,083
Interest bearing demand deposits with other banks	37,050	900
Money market mutual funds	-	1,477
Federal funds sold	-	200
Total cash and cash equivalents	43,298	9,660
Interest bearing time deposits with other banks	5,000	-
Securities
Available-for-sale at fair value	145,031	150,527
Held-to-maturity at amortized cost (fair value: $62 and $67)	62	66
Federal Home Loan Bank of Boston stock at cost	6,032	5,323
Loans held-for-sale	665	2,314
Loans receivable, net (allowance for loan losses: $3,473 and $2,724)	327,257	297,367
Investment in real estate	75	75
Other real estate owned	275	205
Bank premises and equipment, net	10,434	7,124
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,079 and $915)	1,464	1,165
Accrued interest receivable	2,177	2,704
Cash surrender value of life insurance policies	3,685	3,825
Deferred taxes	3,285	4,197
Other assets	3,778	1,373
Total Assets	$562,347	$495,754
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$70,026	$65,479
Demand (interest bearing)	43,845	24,872
Money market	64,477	57,648
Savings and other	86,316	71,405
Certificates of deposit	153,539	125,521
Total deposits	418,203	344,925
Repurchase agreements	11,415	11,203
Federal Home Loan Bank of Boston advances	76,364	87,914
Due to broker	-	7,632
Accrued interest and other liabilities	4,010	5,141
Total Liabilities	509,992	456,815
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000 and 0; Shares issued: 8,816 and 0;
Liquidation preference: $1,000 per share	-	-
Common stock - $.10 per share par value
Authorized: 3,000,000 and 3,000,000;
Issued: 1,686,701 and 1,685,861	168	168
Common stock warrants outstanding	112	-
Paid-in capital	21,894	13,158
Retained earnings	35,259	34,518
Accumulated other comprehensive loss, net	(5,078)	(8,905)
Total Shareholders' Equity	52,355	38,939
Total Liabilities and Shareholders' Equity	$562,347	$495,754

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (in thousands except per share amounts)	2009	2008	2007
Interest and dividend income
Interest and fees on loans	$18,260	$18,449	$17,969
Interest on debt securities
Taxable	5,028	5,336	5,458
Tax exempt	2,491	2,446	2,332
Dividends on equity securities	-	202	324
Other interest	114	124	69
Total interest and dividend income	25,893	26,557	26,152
Interest expense
Deposits	5,790	6,633	8,200
Repurchase agreements	131	106	-
Federal Home Loan Bank of Boston advances	3,111	4,086	4,232
Total interest expense	9,032	10,825	12,432
Net interest and dividend income	16,861	15,732	13,720
Provision for loan losses	985	1,279	-
Net interest and dividend income after provision for loan losses	15,876	14,453	13,720
Non-interest income
Gains on securities, net	473	600	295
Trust and wealth advisory	1,978	2,264	2,050
Service charges and fees	1,818	1,930	1,606
Gains on sales of mortgage loans, net	743	344	387
Mortgage servicing, net	80	(124)	(50)
Other	468	182	177
Total non-interest income, excluding other-than-temporary impairment losses	5,560	5,196	4,465
Other-than-temporary impairment losses on securities	(2,302)	(2,955)	-
Portion of loss recognized in other comprehensive income (before tax)	1,174	-	-
Net other-than-temporary impairment losses recognized in earnings	(1,128)	(2,955)	-
Total non-interest income	4,432	2,241	4,465
Non-interest expense
Salaries	6,997	6,472	6,016
Employee benefits	2,527	1,858	1,708
Premises and equipment	1,939	1,859	1,621
Data processing	1,473	1,339	1,194
Professional fees	1,508	1,269	931
FDIC insurance	914	60	45
Marketing and community support	342	457	349
Federal Home Loan Bank of Boston advances prepayment fee	-	864	-
Amortization of intangibles	164	164	164
Other	2,026	1,667	1,487
Total non-interest expense	17,890	16,009	13,515
Income before income taxes	2,418	685	4,670
Income tax (benefit) provision	(49)	(421)	870
Net income	$2,467	$1,106	$3,800
Net income available to common shareholders	$2,102	$1,106	$3,800

Basic and diluted earnings per share	$1.25	$0.66	$2.26
Common dividends per share	0.84	1.12	1.08

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

								Total
	Common Stock						Accumulated	share-
			Preferred		Paid-in	Retained	other comp-	holders'
(dollars in thousands)	Shares	Amount	Stock	Warrants	capital	earnings	rehensive loss	equity
Balances at December 31, 2006	1,684,181	$168	$-	$-	$13,100	$33,603	$(2,522)	$44,349
Net income for year	-	-	-	-	-	3,800	-	3,800
Other comprehensive loss, net of tax	-	-	-	-	-	-	(796)	(796)
Total comprehensive income								3,004
Common stock dividends declared	-	-	-	-	-	(1,820)	-	(1,820)
Issuance of common stock for directors fees	840	-	-	-	30	-	-	30
Balances at December 31, 2007	1,685,021	168	-	-	13,130	35,583	(3,318)	45,563
Net income for year	-	-	-	-	-	1,106	-	1,106
Other comprehensive loss, net of tax	-	-	-	-	-	-	(5,587)	(5,587)
Total comprehensive loss								(4,481)
Common stock dividends declared	-	-	-	-	-	(1,888)	-	(1,888)
Cumulative effect of change in accounting principle: initial application of ASC 715-60	-	-	-	-	-	(283)	-	(283)
Issuance of common stock for directors fees	840	-	-	-	28	-	-	28
Balances at December 31, 2008	1,685,861	168	-	-	13,158	34,518	(8,905)	38,939
Net income for year	-	-	-	-	-	2,467	-	2,467
Other comprehensive income, net of tax	-	-	-	-	-	-	3,827	3,827
Total comprehensive income								6,294
Issuance of preferred stock and warrants	-	-	-	112	8,704	-	-	8,816
Amortization (accretion) of preferred stock	-	-	-	-	13	(13)	-	-
Common stock dividends declared	-	-	-	-	-	(1,417)	-	(1,417)
Preferred stock dividends paid	-	-	-	-	-	(296)	-	(296)
Issuance of common stock for directors fees	840	-	-	-	19	-	-	19
Balances at December 31, 2009	1,686,701	$168	$-	$112	$21,894	$35,259	$(5,078)	$52,355

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2009	2008	2007
Operating Activities
Net income	$2,467	$1,106	$3,800
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	652	149	75
Bank premises and equipment	709	687	565
Core deposit intangible	164	164	164
Mortgage servicing rights	167	132	171
Fair value adjustment on loans	47	48	71
Fair value adjustment on deposits and borrowings	(54)	(130)	(130)
(Gains) and losses
Sales and calls of securities available-for-sale, net	(473)	(600)	(295)
Sale of other real estate owned	(39)	-	-
Life insurance policies settlement	(129)	-	-
Impairment loss on securities recognized in earnings	1,128	2,955	-
Loss recognized on other real estate owned	125	-	-
Provision for loan losses	985	1,279	-
Decrease (increase) in loans held-for-sale	1,649	(2,194)	184
Increase in deferred loan origination fees and costs, net	(193)	(88)	(140)
Mortgage servicing rights originated	(367)	(132)	(60)
Increase (decrease) in mortgage servicing rights impairment reserve	(88)	117	-
Decrease (increase) in interest receivable	503	(135)	(65)
Deferred tax (benefit) expense	(1,060)	(938)	35
(Increase) decrease in prepaid expenses	(2,542)	138	(5)
Increase in cash surrender value of life insurance policies	(265)	(137)	(133)
Increase (decrease) in income tax receivable	437	(347)	90
(Increase) decrease in other assets	(63)	(183)	91
Increase (decrease) in accrued expenses	129	(98)	102
Increase (decrease) in interest payable	25	(240)	7
Increase in other liabilities	230	183	217
Issuance of shares for directors’ fees	19	28	30
Net cash provided by operating activities	4,163	1,764	4,774
Investing Activities
Purchase of interest-bearing time deposits with other banks	(5,000)	-	-
Purchases of Federal Home Loan Bank of Boston stock	(709)	(147)	(512)
Purchases of securities available-for-sale	(110,728)	(111,560)	(69,643)
Proceeds from sales of securities available-for-sale	37,818	76,524	63,598
Proceeds from calls of securities available-for-sale	42,044	22,500	2,000
Proceeds from maturities of securities available-for-sale	32,207	7,370	10,170
Proceeds from maturities of securities held-to-maturity	4	4	4
Loan originations and principle collections, net	(28,554)	(27,367)	(11,449)
Purchases of loans	-	(3,297)	(4,313)
Recoveries of loans previously charged-off	30	45	104
Proceeds from sales of other real estate owned	94	-	-
Proceeds from life insurance policies settlement	534	-	-
Capital expenditures	(3,565)	(903)	(1,397)
Cash and cash equivalents acquired
Webster Bank N.A.	8,121	-	-
New York Community Bank (net of expenses paid $119)	-	-	177
Net cash utilized by investing activities	(27,704)	(36,831)	(11,261)

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2009	2008	2007
Financing Activities
Increase in deposit transaction accounts, net	$39,153	$17,713	$8,468
Increase (decrease) in time deposits, net	22,679	9,471	(4,805)
Increase in securities sold under agreements to repurchase, net	212	11,203	-
Federal Home Loan Bank of Boston advances	12,000	17,000	21,000
Principle payments on Federal Home Loan Bank of Boston advances	(2,618)	(36,208)	(16,589)
(Decrease) increase in short term Federal Home Loan Bank of Boston advances, net	(20,878)	12,241	3,637
Proceeds from issuance of preferred stock	8,816	-	-
Common stock dividends paid	(1,889)	(1,871)	(1,803)
Preferred stock dividends paid	(296)	-	-
Net cash provided by financing activities	57,179	29,549	9,908
Net increase (decrease) in cash and cash equivalents	33,638	(5,518)	3,421
Cash and cash equivalents, beginning of year	9,660	15,178	11,757
Cash and cash equivalents, end of year	$43,298	$9,660	$15,178
Cash paid during year
Interest	$9,064	$11,195	$12,559
Income taxes	574	863	745
Non-cash transfers
From loans to other real estate owned	400	205	-
From other real estate owned to loans	150	-	-
Webster Bank, N.A. branch acquisition
Cash and cash equivalents acquired	8,121	-	-
Net loans acquired	2,455	-	-
Fixed assets acquired	403	-	-
Accrued interest receivable acquired	7	-	-
Deposits assumed	11,446	-	-
Accrued interest payable assumed	3	-	-
Core deposit intangible	463	-	-
New York Community Bank branch acquisition
Cash and cash equivalents acquired	-	-	296
Deposits assumed	-	-	492
Accrued interest payable assumed	-	-	4
Net liabilities assumed	-	-	200
Acquisition costs	-	-	119
Goodwill	-	-	319

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury is the bank holding company for Salisbury Bank, a State chartered commercial bank.  Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment.  The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut.  The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments.  The Bank conducts its business through 8 full-service offices located in Litchfield, Berkshire and Dutchess Counties in Connecticut, Massachusetts and New York, respectively.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

Principles of Consolidation

The consolidated financial statements include those of Salisbury and its subsidiary after elimination of all inter-company accounts and transactions.

Basis of Financial Statement Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Certain reclassifications have been made to the 2008 and 2007 financial statements to make them consistent with the 2009 presentation.

Salisbury's loans are generally collateralized by real estate located principally in Connecticut.  In addition, all other real estate owned (“OREO”) is located in Connecticut.  Accordingly, the collectability of a substantial portion of the loan portfolio and OREO through foreclosure is particularly susceptible to changes in market conditions.

While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in economic conditions, particularly in Connecticut.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Salisbury's allowance for loan losses and valuation of OREO.  Such agencies may require Salisbury to recognize additions to the allowance or write-downs based on their judgments of information available to them at the time of their examination.

Securities

Securities that may be sold as part of Salisbury's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair market value.  Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders' equity. Securities that Salisbury has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.  Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities are reviewed regularly for other-than-temporary impairment.  If there was other-than–temporary-impairment, the carrying value of the security would be reduced to its estimated fair value, with the credit related impairment loss recognized in the consolidated statements of income as other operating income, net.  Premiums and discounts are amortized or accreted utilizing the interest method over the life or call of the term of the investment security.

On December 8, 2008, the Federal Home Loan Bank of Boston announced an indefinite moratorium on the repurchase of excess stock held by its members.  Until the moratorium is lifted, the Bank is unable to redeem any excess shares of Federal Home Loan Bank of Boston stock.

Loans

Loans are reported at their principal outstanding balance net of charge-offs, deferred loan origination fees and costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans.  Loan origination and commitment fees, certain direct origination costs and unamortized premiums or unaccreted discounts on purchased loans are deferred and recognized over the life of the related loan as an adjustment of yield under the interest method, or recognized in earnings when the related loan is sold.

Mortgage loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.  Changes in the carrying value are reported in earnings as gains and losses on mortgage loans held for sale. Realized gains and losses on sales of mortgage loans are reported in earnings as gains and losses on sales of mortgage loans, net, when the proceeds are received from investors.

The accrual of interest on loans, including impaired loans, is generally discontinued when principal or interest is past due by 90 days or more, or earlier when, in the opinion of management, full collection of principal or interest is unlikely unless such loans are well collateralized and in the process of collection.  When a loan is placed on non-accrual status, interest previously accrued but not collected is charged against current income.  Income on such loans, including impaired loans, is then recognized only to the extent that cash is received and future collection of principal is probable.

Loans, including impaired loans, are restored to accrual status when principal and interest payments are brought current and future payments are reasonably assured, following a sustained period of repayment performance by the borrower in accordance with the loan's contractual terms.

Allowance for Loan Losses

Salisbury periodically reviews the allowance for loan losses in order to maintain the allowance at a level sufficient to absorb probable credit losses.  Salisbury's review is based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including probable credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle.  The allowance for loan losses is increased through charges to earnings in the form of a provision for loan losses.  When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.  While Salisbury uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in regional economic conditions and related factors.

Salisbury measures impaired loans based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable.  Salisbury recognizes impairment by creating a valuation allowance as a component of the allowance for loan losses.  A loan is impaired when, based on current information, it is probable that Salisbury will be unable to collect all amounts due according to the contractual terms of the loan.  Smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectability by Salisbury based on historical loss experience rather than on an individual loan-by-loan basis.  Impaired loans are primarily commercial mortgages collateralized by real estate and commercial and industrial loans.

Other Real Estate Owned (“OREO”)

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables – Troubled Debt Restructuring by Creditors.” These properties are carried at the lower of cost or estimated fair value less estimated costs to sell.  Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets and subsequent write-downs are included in other expense.

In accordance with ASC 310-10-35, “Receivables – Overall – Subsequent Measurements,” the Bank classifies loans as in-substance, repossessed or foreclosed if the Bank or its subsidiaries receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

Income Taxes

Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes using the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is assured beyond a reasonable doubt.

Bank Premises and Equipment

Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the related leases.

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the purchase method of accounting. The Company’s assets as of December 31, 2009, and 2008, include goodwill of $2,358,000 relating to the purchase of a branch of a bank in 2001, $7,152,000 of additional goodwill from the 2004 merger with Canaan National Bancorp, Inc. and $319,000 of additional goodwill from the 2007 purchase of a branch of a bank in Mt. Vernon, NY.  See Note 17.

On an annual basis, management assesses intangible assets for impairment and at December 31, 2009, concluded there was no impairment.  If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Statement of Cash Flows

For the purpose of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-bearing demand deposits with other financial institutions, money market funds and federal funds sold.

Computation of Earnings per Share

Basic earnings per share is computed using the weighted-average common shares outstanding during the year.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. See Note 22.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.”  This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP.  Salisbury adopted this standard during the third quarter of 2009.  The adoption had no impact on Salisbury’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  This standard is effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to modify the criteria that must be met in order for a transfer of a financial asset to qualify for sale accounting.  Salisbury does not expect the adoption of this standard to have a material impact on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning January 1, 2010.  Salisbury does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, “Subsequent Events.”  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Salisbury adopted this guidance during the second quarter of 2009.  In accordance with the update, Salisbury evaluates subsequent events through the date its financial statements are issued.  The adoption of this guidance did not have an impact on Salisbury’s financial position or results of operations.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities.  If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires Salisbury to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis.  If either condition is met, an entity must recognize full impairment.  For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income.  In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities.  Salisbury adopted this guidance effective April 1, 2009.  The impact of the adoption of this guidance is included in Note 2, “Securities”.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly.  The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods.  Salisbury adopted this guidance during 2009 and the adoption did not have a material impact on Salisbury’s financial position or results of operations.  The enhanced disclosures related to this guidance are included in Note 20, “Fair Value Measurements,” to the consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments.”  This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements.  The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis.  Salisbury adopted this guidance during 2009.  The required disclosures have been included in Note 20, “Fair Value Measurements,” to the consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share.”  The guidance concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented must be adjusted retrospectively.  The adoption of this update, effective January 1, 2009, did not have a material impact on Salisbury’s earnings per share.

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This guidance changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of this guidance did not have a material impact on Salisbury’s financial condition or results of operations.

In February 2008, the FASB updated ASC 860, “Transfers and Servicing.”  This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met.  This guidance became effective January 1, 2009.  The adoption of this guidance did not have a material effect on Salisbury’s results of operations or financial position.

In December 2007, the FASB updated ASC 810-10, “Consolidation”, which provides new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest should be reported as a component of equity in the consolidated financial statements.  This guidance also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of an entity.  The adoption of this guidance did not have a material impact on Salisbury’s results of operations or financial position.

In December 2007, the FASB updated ASC 805, “Business Combinations.”  The updated guidance significantly changes the accounting for business combinations.  Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of this statement did not have a material impact on Salisbury’s financial condition or results of operations.

NOTE 2 - SECURITIES

The composition of securities is as follows:
	Amortized	Gross un-	Gross un-	Fair
(in thousands)	cost (1)	realized gains	realized losses	value
December 31, 2009
Available-for-sale
U.S. Treasury bills	$1,999	$1	$-	$2,000
U.S. Government Agency notes	24,833	125	(126)	24,832
Municipal bonds	51,775	113	(4,735)	47,153
Mortgage backed securities
U.S. Government Agencies	33,535	535	(143)	33,927
Collateralized mortgage obligations
U.S. Government Agencies	5,696	-	(58)	5,638
Non-agency	25,317	433	(2,121)	23,629
SBA bonds	6,581	59	-	6,640
Corporate bonds	1,079	49	-	1,128
Preferred Stock	20	64	-	84
Total securities available-for-sale	$150,835	$1,379	$(7,183)	$145,031
Held-to-maturity
Mortgage backed security	$62	$-	$-	$62
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
December 31, 2008
Available-for-sale
U.S. Government Agency notes	$41,460	$110	$(299)	$41,271
Municipal bonds	63,514	135	(7,953)	55,696
Mortgage backed securities
U.S. Government Agencies	26,873	120	(178)	26,815
Collateralized mortgage obligations
U.S. Government Agencies	2,540	56	-	2,596
Non-agency	23,920	295	(2,873)	21,342
SBA bonds	2,757	30	-	2,787
Preferred Stock	20	-	-	20
Total securities available-for-sale	$161,084	$746	$(11,303)	$150,527
Held-to-maturity
Mortgage backed security	$66	$1	$-	$67
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,323	$-	$-	$5,323

(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Proceeds	$37,818	$76,524	$63,598
Gains realized	600	572	306
Losses realized	(135)	-	(11)
Net gains realized	465	572	295
Income tax provision	158	194	100

Included in non-agency Collateralized Mortgage Obligations (“CMOs”) are seven securities issued by Wells Fargo with an aggregate amortized cost basis and fair value of $8,710,000 and $7,979,000, respectively, that exceeded 10% of shareholders’ equity as of December 31, 2009.

The following table summarizes, for all securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, in an unrealized loss position, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses
December 31, 2009
Available-for-sale
U.S. Government Agency notes	$7,997	$126	$-	$-	$7,997	$126
Municipal Bonds	12,171	438	30,249	4,297	42,420	4,735
Mortgage backed securities	2,704	135	641	8	3,345	143
Collateralized mortgage obligations
U.S. Government Agencies	5,638	58	-	-	5,638	58
Non-agency	4,387	327	5,768	563	10,155	890
Total temporarily impaired securities	32,897	1,084	36,658	4,868	69,555	5,952
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	-	-	4,237	1,231	4,237	1,231
Total temporarily impaired and other-than-temporarily impaired securities	$32,897	$1,084	$40,895	$6,099	$73,792	$7,183
December 31, 2008
Available-for-sale
U.S. Government Agency notes	$15,701	$299	$-	$-	$15,701	$299
Municipal Bonds	43,327	6,032	6,382	1,921	49,709	7,953
Mortgage backed securities	6,195	77	5,351	101	11,546	178
Collateralized mortgage obligations Non-agency	18,001	2,436	220	437	18,221	2,873
Total temporarily impaired securities	83,224	8,844	11,953	2,459	95,177	11,303
Other-than-temporarily impaired securities	-	-	-	-	-	-
Total temporarily impaired and other-than-temporarily impaired securities	$83,224	$8,844	$11,953	$2,459	$95,177	$11,303

Securities amortized cost, fair value and tax equivalent yield by maturity are as follows:

December 31, 2009 (dollars in thousands)	Amortized cost	Fair value	Yield(1)
Available-for-sale
U.S. Treasury bills
Within 1 year	$1,999	$2,000	0.03%
U.S. Government Agency notes
Within 1 year	2,001	2,002	0.97
After 1 year but within 5 years	12,624	12,706	3.09
After 10 years but within 15 years	7,672	7,547	4.56
After 15 years	2,536	2,577	5.03
Total	24,833	24,832	3.57
Municipal bonds
After 10 years but within 15 years	3,785	3,620	6.04
After 15 years	47,990	43,533	6.38
Total	51,775	47,153	6.35
Mortgage backed securities
U.S. Government Agency	33,535	33,927	3.23
Collateralized mortgage obligations
U.S. Government Agency	5,696	5,638	5.77
Non-agency	25,316	23,629	0.57
SBA bonds	6,581	6,640	1.40
Corporate bonds
After 1 year but within 5 years	1,079	1,128	4.00
Preferred Stock	20	84	0.00
Total securities available-for-sale	$150,834	$145,031	4.57
Held-to-maturity
Mortgage backed security	$62	$62	4.33%

(1)      Yield is based on amortized cost.

Salisbury evaluates its individual available-for-sale investment securities for OTTI on at least a quarterly basis. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

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

Salisbury performed a detailed cash flow analysis of its non-agency CMOs at December 31, 2009 to assess whether any of the securities were OTTI. Salisbury uses a third party provider to generate cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity.

During 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized credit losses of $1,128,000. Salisbury judged all other CMO securities not to be OTTI as of December 31, 2009. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

Salisbury does not intend to sell the securities which it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. For the remainder of Salisbury’s securities portfolio that have experienced decreases in the fair value, the decline is considered to be temporary as Salisbury expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities.

Securities for which an OTTI has been recognized are as follows:

Year ended December 31, (in thousands)	2009
Non-Agency CMOs
Total OTTI losses (unrealized and realized)	$2,302
Less: unrealized OTTI recognized in other comprehensive loss	1,174
Net impairment losses recognized in earnings	$1,128

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Years ended December 31, (in thousands)	2009	2008
Balance, beginning of period	$-	$-
Amounts related to the credit component on debt securities in which OTTI was not previously recognized	1,128	-
Balance, end of period	$1,128	$-

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

December 31, (in thousands)	2009	2008
Loans receivable, net
Real estate mortgages:
Residential	$163,863	$151,440
Commercial	70,066	62,796
Construction, land & land development	31,011	33,343
Home equity credit	33,099	25,608
Total mortgage loans	298,039	273,187
Commercial and industrial	26,400	20,785
Consumer	5,436	5,551
Other	269	175
Total loans, gross	330,144	299,698
Deferred loan origination fees and costs, net	586	393
Allowance for loan losses	(3,473)	(2,724)
Total loans, net	$327,257	$297,367
Loans held-for-sale
Residential mortgages	$665	$2,314

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Balance, beginning of period	$2,724	$2,475	$2,474
Provision for losses	985	1,279	-
Charge-offs	(266)	(1,075)	(103)
Recoveries	30	45	104
Balance, end of period	$3,473	$2,724	$2,475

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in northwestern Connecticut and nearby New York and Massachusetts towns, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

Mortgage Servicing Rights

Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2009	2008
Residential mortgage loans serviced for others	$72,962	$54,073
Fair value of mortgage servicing rights	473	135

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Loan Servicing Rights
Balance, beginning of period	$227	$227	$338
Originated	367	132	60
Amortization (1)	(167)	(132)	(171)
Balance, end of period	427	227	227
Valuation Allowance
Balance, beginning of period	(118)	(1)	-
Decrease (increase) in impairment reserve (1)	88	(117)	(1)
Balance, end of period	(30)	(118)	(1)
Loan servicing rights, net	$397	$109	$226

(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 4 - NON-PERFORMING ASSETS AND IMPAIRED LOANS

The components of non-performing assets are as follows:

December 31, (in thousands)	2009	2008
Non-accrual loans	$7,439	$5,075
Accruing loans past due 90 days or more	6	100
Accruing restructured loans	-	-
Total non-performing loans	7,445	5,175
Real estate acquired in settlement of loans	275	205
Total non-performing assets	$7,720	$5,380

The components of impaired loans are as follows:

December 31, (in thousands)	2009	2008
With no valuation allowance	$9,379	$3,709
With valuation allowance	3,388	797
Total impaired loans	$12,767	$4,506
Average impaired loans	$9,443	$3,674
Valuation allowance	388	83
Commitments to lend additional amounts to impaired borrowers	-	-
Interest income recognized	398	16

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2009, Salisbury had $8,140,000 in loans that were modified in troubled debt restructurings and impaired, of which $5,799,000 was performing in accordance with the modified terms.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2009	2008
Securities available-for-sale (at fair value)	$63,097	$91,120
Loans receivable	104,960	99,619
Total pledged assets	$168,057	$190,739

At December 31, 2009 securities were pledged as follows: $41.2 million to secure public deposits and Treasury Tax and Loan deposits, $12.6 million to secure repurchase agreements and $9.3 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 - BANK PREMISES AND EQUIPMENT
The components of premises and equipment are as follows:

December 31, (in thousands)	2009	2008
Land	$843	$776
Buildings and improvements	6,951	6,619
Furniture, fixtures and equipment	3,436	3,823
Construction in progress, including land acquisition and development	3,864	-
Total cost	15,094	11,218
Accumulated depreciation and amortization	(4,660)	(4,094)
Bank premises and equipment, net	$10,434	$7,124

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Goodwill (1)
Balance, beginning of period	$9,829	$9,829	$9,829
Additions	-	-	-
Impairment	-	-	-
Balance, end of period	$9,829	$9,829	$9,829
Core Deposit Intangibles
Cost, beginning of period	$2,080	$2,080	$2,080
Additions	463	-	-
Impairment	-	-	-
Cost, end of period	2,543	2,080	2,080
Amortization, beginning of period	(915)	(751)	(587)
Amortization	(164)	(164)	(164)
Amortization, end of period	(1,079)	(915)	(751)
Core deposit intangibles, net	$1,464	$1,165	$1,329

(1)	Not subject to amortization.

In December 2009, Salisbury acquired the Canaan branch office of Webster Bank, National Association and assumed approximately $11 million in deposits and acquired approximately $2.5 million in loans and the property located at 10 Granite Ave., Canaan, Connecticut. Salisbury assigned a core deposit intangible of $463,000 to their acquisition.

Salisbury evaluated its goodwill and intangible assets as of December 31, 2009, and 2008, and found no impairment. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2010	$222
2011	222
2012	222
2013	222
2014	203
2015 – 2017	373

NOTE 8 - DEPOSITS

Scheduled maturities of time certificates of deposit were as follows:

December 31, 2009 (in thousands)	CD maturities
2010	$113,760
2011	21,123
2012	3,780
2013	8,637
2014	6,239
Total	$153,539

The total amount and scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

December 31, (in thousands)	2009	2008
Less than three months	$17,440	$3,784
Within three-to-six months	6,667	3,982
Within six-to-twelve months	8,141	13,063
Over one year	14,365	18,505
Total	$46,613	$39,334

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers.  Securities sold under repurchase agreements are as follows:

As of or for the years ended December 31, (dollars in thousands)	2009	2008
Repurchase agreements, ending balance	$11,415	$11,203
Repurchase agreements, average balance during period	11,775	4,948
Book value of collateral	12,628	13,824
Market value of collateral	12,655	13,751
Weighted average rate during period	1.11%	2.14%
Weighted average maturity	1 day	1 day

NOTE 10 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2009			December 31, 2008
(dollars in thousands)	Total	Callable (1)	Rate (2)	Total	Callable (1)	Rate (2)
Overnight	$-	$-	0.00%	$20,878	$-	0.06%
2009	-	-	0.00	2,618	1,000	4.54
2010	3,552	1,900	4.76	3,552	1,900	4.74
2011	18,197	10,500	3.97	12,197	10,500	4.93
2012	12,636	5,000	3.44	6,636	5,000	4.35
2013	11,569	10,000	4.75	11,569	10,000	4.74
2014	1,598	-	3.87	1,598	-	3.87
2015	791	-	3.88	791	-	3.89
2016	15,021	15,000	4.08	15,021	15,000	4.05
2017	6,000	6,000	3.99	6,000	6,000	3.99
2018	7,000	7,000	3.69	7,000	7,000	3.69
Unamortized premium	-	-	0.00	54	-	0.00
Total	$76,364	$55,400	4.02	$87,914	$56,400	3.34

(1)	Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. All callable advances are callable quarterly by the FHLBB.
(2)	Weighted average rate based on scheduled maturity dates.

During 2008, the Bank prepaid $19 million of FHLBB advances to restructure its wholesale borrowings and incurred a prepayment fee of $864,000 included in non-interest expense.

In addition to outstanding advances, Salisbury has access to an unused FHLBB line of credit of $3.5 million at December 31, 2009. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

The following table sets forth certain information concerning short-term FHLBB advances:

As of or for the years ended December 31, (dollars in thousands)	2009	2008
Highest month-end balance during period	$10,333	$20,878
Ending balance	-	20,878
Average balance during period	760	4,233
Weighted average rate during period	0.34%	1.38%
Weighted average rate at end of period	-	0.06

NOTE 11 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.  The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Current provision
Federal	$897	$399	$775
State	114	118	60
Total	1,011	517	835
Deferred benefit
Federal	(1,060)	(1,017)	25
State	-	-	-
Change in valuation allowance	-	79	10
Total	(1,060)	(938)	35
Income tax (benefit) provision	$(49)	$(421)	$870

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31, (in thousands)	2009	2008	2007
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
Connecticut Corporation tax net of federal tax benefit	3.1	11.4	0.9
Tax exempt income and dividends received deduction	(40.3)	(135.4)	(19.1)
Other	1.2	16.9	2.6
Change in valuation allowance	-	11.6	0.2
Effective income tax rates	(2.0)	(61.5)	18.6

The components of Salisbury's net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2009	2008
Deferred tax assets
Allowance for loan losses	$958	$704
Interest on non-performing loans	154	135
Accrued deferred compensation	57	55
Post-retirement benefits	21	21
Other real estate owned property write-down	65	22
Capital loss carry forward	349	349
Unrecognized pension expense	643	998
Write-down of securities	1,388	1,005
Alternative minimum tax	466	-
Net unrealized holding loss on available-for-sale securities	1,973	3,590
Gross deferred tax assets	6,074	6,879
Valuation allowance	(349)	(349)
	5,725	6,530
Deferred tax liabilities
Deferred loan costs, net	(199)	(134)
Goodwill and core deposit intangible asset	(702)	(682)
Accelerated depreciation	(1,029)	(1,039)
Mark-to-market purchase accounting adjustments	(57)	(54)
Mortgage servicing rights	(135)	(37)
Prepaid pension	(318)	(387)
Gross deferred tax liabilities	(2,440)	(2,333)
Net deferred tax asset	$3,285	$4,197

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2009 and 2008, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”).  In accordance with this legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay state income tax in the foreseeable future unless there is a change in State of Connecticut corporate tax law.  Accordingly, Salisbury does not expect to be able to utilize the net operation losses generated by the PIC and has established a valuation allowance.

Salisbury adopted ASC 740-20, “Income Taxes – Intraperiod Tax Allocation,” as of December 31, 2008.  Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  There was no effect on Salisbury’s balance sheet or income statement from adoption of ASC 740-20.

NOTE 12 – SHAREHOLDERS’ EQUITY

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on Salisbury and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Salisbury and the Bank must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Salisbury and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2009, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized".  The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to risk-weighted assets)
Salisbury	$49,674	12.86%	$30,897	8.0%	n/a	-
Bank	40,064	10.40	30,820	8.0	$38,526	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,140	11.95	15,448	4.0	n/a	-
Bank	36,531	9.48	15,410	4.0	23,115	6.0
Tier 1 Capital (to average assets)
Salisbury	46,140	8.39	22,003	4.0	n/a	-
Bank	36,531	6.70	21,809	4.0	27,261	5.0
December 31, 2008
Total Capital (to risk-weighted assets)
Salisbury	39,610	11.59	27,336	8.0	n/a	-
Bank	38,593	11.34	27,233	8.0	34,042	10.0
Tier 1 Capital (to risk-weighted assets)
Salisbury	36,851	10.78	13,668	4.0	n/a	-
Bank	35,835	10.53	13,617	4.0	20,425	6.0
Tier 1 Capital (to average assets)
Salisbury	36,851	7.74	19,049	4.0	n/a	-
Bank	35,835	7.52	19,049	4.0	23,811	5.0

Restrictions on Cash Dividends to Common Shareholders

Salisbury's ability to pay cash dividends is dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law, the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations.  The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

FRB Supervisory Letter SR 09-4, February 24, 2009, revised March 27, 2009, notes that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s participation in the United States Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”). These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a CPP participant unless all CPP preferred shares are redeemed or transferred to third parties.

Preferred Stock

In March 2009, Salisbury issued to the U.S. Treasury Department (“Treasury”) $8,816,000 of Preferred Stock under the CPP of the Emergency Economic Stabilization Act of 2008.

The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Common Stock. The Preferred Stock pays a cumulative dividend of 5 percent per annum for the first five years it is outstanding and thereafter at a rate of 9 percent per annum. The Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Preferred Stock. The Preferred Stock is redeemable at one hundred percent of the issue price plus any accrued and unpaid dividends.

As part of the CPP, Salisbury issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. If the Warrant were fully exercised, Salisbury estimates that the ownership percentage of the current shareholders would be diluted by approximately 3.3% percent.

NOTE 13 – PENSION AND OTHER BENEFITS

Salisbury has an insured noncontributory defined benefit retirement plan available to employees eligible as to age and length of service.  Benefits are based on a covered employee's final average compensation, primary social security benefit and credited service.  The Bank makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

In 2006, the plan was amended, effective September 1, 2006, to provide that employees hired or rehired on or after September 1, 2006 are not eligible to participate in the plan.

The following tables set forth information about the plan:

December 31, (in thousands)	2009	2008	2007
Change in projected benefit obligation
Benefit obligation at beginning of year	$6,676	$6,359	$6,028
Actuarial gain	(50)	(267)	(230)
Service cost	378	404	438
Interest cost	373	367	342
Curtailments and settlements	49	-	-
Benefits paid	(1,175)	(187)	(219)
Benefit obligation at end of year	6,251	6,676	6,359
Change in plan assets
Plan assets at estimated fair value at beginning of year	4,877	5,801	5,017
Actual return on plan assets	846	(1,237)	503
Contributions by employer	750	500	500
Benefits paid	(1,175)	(187)	(219)
Fair value of plan assets at end of year	5,298	4,877	5,801
Funded status and recognized liability
included in other liabilities on the balance sheet	$(953)	$(1,799)	$(558)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of:

December 31, (in thousands)	2009	2008	2007
Net loss	$1,890	$2,936	$1,584
Prior service cost	-	-	1
	$1,890	$2,936	$1,585

The accumulated benefit obligation for the plan was $4,708,000 and $4,959,000 at December 31, 2009 and 2008, respectively. The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for 2009 and 2008.  The rate of increase in future compensation levels was based on the following graded table for 2009 and 2008:

Age	Rate
25	4.75%
35	4.25
45	3.75
55	3.25
65	3.00

Components of net periodic cost are as follows for the years ended December 31:

Year ended December 31, (in thousands)	2009	2008	2007
Service cost	$378	$404	$438
Interest cost on benefit obligation	373	367	342
Expected return on plan assets	(353)	(427)	(369)
Amortization of prior service cost	-	1	1
Amortization of net loss	115	45	68
Net periodic benefit cost	513	390	480
Additional amount recognized due to settlement or curtailment	437	-	-
	950	390	480
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial (gain) loss	(931)	1,397	(364)
Amortization of net loss	(115)	(45)	(68)
Prior service cost	-	(1)	(1)
Total recognized in other comprehensive (loss) income	(1,046)	1,351	(433)
Total recognized in net periodic cost and other comprehensive (loss) income	$(96)	$1,741	$47

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2010 is $71,000.

The discount rate used to determine the net periodic benefit cost was 6.00% for 2009, 2008 and 2007; and the expected return on plan assets was 7.50% for 2009, 2008 and 2007.

The graded table above was also used for the rate of compensation increase in determining the net periodic benefit cost in 2009 and 2008.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2009.  In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 55% equity and 40% fixed income and 5% cash equivalents.  The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate.  While all future forecasting contains some level of estimation error, the Bank believes that 7.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets.  The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets

The pension plan investments are co-managed by Salisbury’s Trust and Wealth Advisory Services division and Bradley, Foster and Sargent, Inc.  The investments in the plan are reviewed and approved by Salisbury’s Trust Committee.  The asset allocation of the plan is a balanced allocation.  Debt securities are timed to mature when employees are due to retire.  Debt securities are laddered for coupon and maturity.  Equities are put in the plan to achieve a balanced allocation and to provide growth of the principal portion of the plan and to provide diversification.  The Trust Committee reviews the policies of the plan.  The prudent investor rule and applicable ERISA regulations apply to the management of the funds and investment selections.

The fair values of Salisbury’s pension plan assets at December 31, 2009, by asset category, are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted prices in Active markets for Identical assets	Significant other observable inputs	Significant unobservable inputs
Asset Category	December 31, 2009	Level 1	Level 2	Level 3
Fixed Income
US Government	$288	$-	$288	$-
Corporate Debt	923	-	923	-
Preferred Stock	56	56	-	-
Equities	3,479	3,479	-	-
Mutual Funds	316	316	-	-
Money Fund	236	236	-	-
Totals	$5,298	$4,087	$1,211	$-

Salisbury’s pension plan assets are generally all classified within level 1 and level 2 of the fair value hierarchy (see Note 20 for a description of the fair value hierarchy) because they are valued using quoted market prices, pricing service, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

There were no securities of Salisbury or related parties included in plan assets as of December 31, 2009 and 2008. Salisbury expects to make a contribution of $311,000 in 2010. Based on current data and assumptions, future expected benefit payments are as follows:

Future expected benefit payments (in thousands)
2010	$209
2011	112
2012	318
2013	303
2014	230
2015 -to- 2019	2,659

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees.  Under the Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations.  Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full after five years.

Effective September 1, 2006, the 401(k) Plan was amended to provide that employees hired or rehired after September 1, 2006 are not eligible to participate in the plan. Salisbury has established a second 401(k) Plan to provide a discretionary match to employees hired or rehired on or after September 1, 2006 who satisfy certain eligibility requirements.

Salisbury’s 401(k) Plan contribution expense for 2009, 2008 and 2007 was $120,000, $105,000 and $100,000, respectively.

Other Retirement Plans

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $168,000 and $163,000 at December 31, 2009, and 2008, respectively. The related expense amounted to $4,000, $73,000 and $13,000 for 2009, 2008 and 2007, respectively.

In 2008, Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements.  Salisbury recognized this change in accounting principle as a cumulative effect adjustment to retained earnings of $283,000.  The total liability for the arrangements included in other liabilities was $334,000 and $325,000 at December 31, 2009, and 2008, respectively.  Expense under this arrangement was $9,000 for 2009 and $42,000 for 2008.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN

The 2001 Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (“Directors Plan”) provides Salisbury’s non-employee directors with shares of restricted stock as a component of their compensation for services as directors.  The maximum number of shares of stock that may be issued pursuant to the Directors Plan is 15,000.  The first grant date under the Directors Plan preceded the 2002 annual meeting of Shareholders.  Each director whose term of office begins with or continues after the date the Directors Plan was approved by the Shareholders is issued an annual stock retainer consisting of 120 shares of fully vested restricted common stock of Salisbury.  In 2009, 2008 and 2007, 840 shares were issued each year under the Directors Plan and the related compensation expense was $19,000, $28,000 and $30,000, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties.  Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Year ended December 31, (in thousands)	2009	2008
Balance, beginning of period	$1,147	$744
Change in related party status (1)	(2)	-
Advances	1,614	697
Repayments	(840)	(294)
Balance, end of period	$1,919	$1,147
(1)	Persons that either became or were no longer considered related parties.

NOTE 16 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities).  The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

The components of comprehensive income are as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Net income	$2,467	$1,106	$3,800
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	4,098	(9,469)	(1,345)
Reclassification of net realized losses (gains) in net income	655	2,355	(295)
Unrealized gains (losses) on securities available-for-sale	4,753	(7,114)	(1,640)
Income tax (expense) benefit	(1,617)	2,419	558
Unrealized gains (losses) on securities available-for-sale, net of tax	3,136	(4,695)	(1,082)
Pension plan income (loss)	1,046	(1,351)	433
Income tax (expense) benefit	(355)	459	(147)
Pension plan income (loss), net of tax	691	(892)	286
Other comprehensive income (loss), net of tax	3,827	(5,587)	(796)
Comprehensive income (loss)	$6,294	$(4,481)	$3,004

The components of accumulated other comprehensive loss are as follows:

December 31, (in thousands)	2009	2008
Unrealized losses on securities available-for-sale, net of tax	$(3,831)	$(6,967)
Unrecognized pension plan expense, net of tax	(1,247)	(1,938)
Accumulated other comprehensive loss, net	$(5,078)	$(8,905)

NOTE 17 - ACQUISITIONS

On December 4, 2009, Salisbury assumed approximately $11 million in deposits and acquired approximately $2.5 million in loans and the branch office located at 10 Granite Ave., Canaan, Connecticut from Webster Bank, National Association, as of the close of business on December 4, 2009. Salisbury recorded a core deposit intangible of $463,000 for deposits assumed.

On August 1, 2007, the Bank opened a branch office in Dover Plains, New York, following the July 31, 2007 purchase of a branch office in Mt. Vernon, New York, from New York Community Bank and its relocation to Dover Plains, New York. Salisbury recorded the assets acquired and liabilities assumed at fair value and recorded goodwill of $319,000. Financial statement amounts for the transaction are included in Salisbury’s consolidated financial statements beginning on the acquisition date. A summary is included in the supplemental disclosure in the cash flow statement.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Salisbury leases facilities under operating leases that expire at various dates through 2017.  The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury.  Rent expense totaled $97,000, $92,000 and $65,000 for 2009, 2008 and 2007, respectively.  Future minimum lease payments at December 31, 2009 are as follows:

Future minimum lease payments (in thousands)
2010	$73
2011	75
2012	66
2013	48
2014	48
2015 and after	124
$434

Contingent Liabilities

The Bank individually, and in its capacity as a former Co-trustee of a Revocable Trust (the “Trust”), has been named as a defendant in litigation currently pending in Connecticut Complex Litigation Docket in Judicial District of Stamford-Norwalk, CT (the “Action”).

The Action involves a dispute over title to certain real property located in Westport, Connecticut that was conveyed by the grantor to the Trust on or about August 8, 2007. Subsequent to this conveyance, the Bank granted a loan of $3,386,609 to the Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport property. The underlying loan is outstanding as of December 31, 2009.

The gravamen of the plaintiff’s claim in the Action is that he had an interest in the Westport real property transferred to the Trust of which he was wrongfully divested on account of the actions of the defendants.  In the Action, the plaintiff seeks to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

In addition to the mortgage on the property, the Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title and Insurance Company, which is providing a defense to the Bank under a reservation of rights. The Bank denies any wrongdoing and is actively defending the case. The Bank has filed a motion to dismiss and/or stay the lawsuit pending resolution of a parallel action pending in New York Surrogate’s Court to which the Bank is not a party. No discovery has been taken to date. At this time, Salisbury is unable to reasonably evaluate the likely outcome of the Action, or to reasonably estimate the amount of any potential loss, if any.

NOTE 19 - FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2009 and 2008, the maximum potential amount of the Bank’s obligation was $0 and $3,000, respectively, for financial and standby letters of credit.  The Bank’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (in thousands)	2009	2008
Commitments to originate loans	$3,158	$5,451
Standby letters of credit	-	3
Unadvanced portions of loans
Home equity	28,513	25,496
Commercial lines of credit	14,039	10,423
Construction	5,858	4,740
Consumer	446	1,746
Balance, end of period	$52,014	$47,859

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 20 - FAIR VALUE MEASUREMENTS

During 2008, Salisbury adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with ASC 820-10, Salisbury groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of Salisbury’s financial assets and financial liabilities carried at fair value for December 31, 2009.

Salisbury’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Salisbury’s investments in debt securities and mortgage-backed securities available-for-sale are generally classified within level 2 of the fair value hierarchy.  For these securities, Salisbury obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Salisbury’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair values are based upon management’s estimates.

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted prices in Active markets for Identical assets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	Level 1	Level 2	Level 3
Items Measured at Fair Value
Recurring basis
Securities available-for-sale	$145,031	$84	$144,947	$-
Non-recurring basis
Impaired loans	3,000	-	2,884	116

	Fair Value Measurements using significant unobservable inputs
	Level 3
Year ended December 31, (in thousands)	Securities available- for-sale	Impaired Loans	Total
Balance, beginning of period	$1,759	$-	$1,759
Total gains or losses (realized/unrealized)
Included in earnings	(609)	-	(609)
Included in other comprehensive income	540	-	540
Principal paydowns of securities, net of accretion	(405)	-	(405)
Transfers in and/or out of Level 3	(1,285)	116	(1,169)
Balance, end of period	$-	$116	$116
Amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-

Carrying values and estimated fair values of financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial Assets
Cash and due from banks	$43,298	$43,298	$9,660	$9,660
Interest bearing time deposits with other banks	5,000	5,000	-	-
Securities available-for-sale	145,031	145,031	150,527	150,527
Security held-to-maturity	62	62	66	67
Federal Home Loan Bank stock	6,032	6,032	5,323	5,323
Loans held-for-sale	665	670	2,314	2,330
Loans receivable net	327,257	321,882	297,367	287,063
Accrued interest receivable	2,177	2,177	2,704	2,704
Financial Liabilities
Demand (non-interest-bearing)	$70,026	$70,026	$65,479	$65,479
Demand (interest-bearing)	43,845	43,845	24,872	24,872
Money market	64,477	64,477	57,648	57,648
Savings and other	86,316	86,316	71,405	71,405
Certificates of deposit	153,539	155,441	125,521	126,631
Total deposits	418,203	420,105	344,925	346,035
FHLBB advances	76,364	80,830	87,914	90,206
Repurchase agreements	11,415	11,415	11,203	11,203
Due to broker	-	-	7,632	7,632
Accrued interest payable	523	523	495	495

NOTE 21 – SALISBURY BANCORP (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets, and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets
December 31, (in thousands)	2009	2008
Assets
Cash and due from banks	$6,499	$1,478
Securities available-for-sale	3,128	-
Investment in bank subsidiary	42,714	37,924
Other assets	31	9
Total Assets	$52,372	$39,411
Liabilities and Shareholders' Equity
Liabilities	$17	$472
Shareholders' equity	52,355	38,939
Total Liabilities and Shareholders' Equity	$52,372	$39,411

Statements of Income
Years ended December 31, (in thousands)	2009	2008	2007
Dividends from subsidiary	$1,500	$2,000	$1,920
Interest on securities (taxable)	101	16	48
Expenses	145	46	57
Income before taxes and undistributed net income (loss) of subsidiary	1,456	1,970	1,911
Income tax benefit	(15)	(10)	(3)
Income before equity in undistributed net income (loss) of subsidiary	1,471	1,980	1,914
Equity in undistributed net income (loss) of subsidiary	996	(874)	1,886
Net income	$2,467	$1,106	$3,800

Statements of Cash Flows
Years ended December 31, (in thousands)	2009	2008	2007
Net income	$2,467	$1,106	$3,800
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(996)	874	(1,886)
Accretion of securities	(10)	-	-
Other	(3)	21	33
Net cash provided by operating activities	1,458	2,001	1,947
Investing Activities
Purchases of securities available-for-sale	(8,068)	-	-
Maturities of securities available-for-sale	5,000	-	-
Net cash utilized by investing activities	(3,068)	-	-
Financing Activities
Common stock dividends paid	(1,889)	(1,870)	(1,802)
Preferred stock dividends paid	(296)	-	-
Proceeds from issuance of Preferred Stock	8,816	-	-
Net cash provided (utilized) by financing activities	6,631	(1,870)	(1,802)
Increase in cash and cash equivalents	5,021	131	145
Cash and cash equivalents, beginning of period	1,478	1,347	1,202
Cash and cash equivalents, end of period	$6,499	$1,478	$1,347

NOTE 22 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2009	2008	2007
Net income	$2,467	$1,106	$3,800
Preferred stock net accretion	(13)	-	-
Preferred stock dividends paid	(296)	-	-
Cumulative preferred stock dividends earned	(56)	-	-
Net income available to common shareholders	$2,102	$1,106	$3,800
Weighted average common stock outstanding - basic	1,686	1,686	1,685
Weighted average common and common equivalent stock outstanding- diluted	1,686	1,686	1,685
Earnings per common and common equivalent share
Basic	$1.25	$0.66	$2.26
Diluted	1.25	0.66	2.26

NOTE 23 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2009 and 2008 is as follows:

(in thousands, except ratios and per share amounts)	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Statement of Income
Interest and dividend income	$6,487	$6,386	$6,703	$6,317
Interest expense	2,284	2,308	2,257	2,183
Net interest and dividend income	4,203	4,078	4,446	4,134
Provision (credit) for loan losses	430	315	180	60
Trust and Wealth Advisory	540	430	463	545
Service charges and fees	398	452	492	476
Gains on sales of mortgage loans, net	129	355	118	141
Securities gains (losses)	427	(1,119)	-	37
Other	211	78	185	74
Non-interest income	1,705	196	1,258	1,273
Non-interest expense	4,134	4,490	4,802	4,464
Income (loss) before income taxes	1,344	(531)	722	883
Income tax provision (benefit)	263	(348)	2	34
Net income (loss)	1,081	(183)	720	849
Net income (loss) available to common shareholders	1,081	(318)	549	790
Financial Condition
Total assets	$506,140	$542,181	$564,287	$562,347
Loans, net	298,333	294,364	311,251	327,257
Allowance for loan losses	3,005	3,309	3,429	3,473
Securities	155,009	164,709	180,721	151,125
Deposits	366,764	402,033	414,799	418,203
Repurchase agreements	9,081	10,326	15,462	11,415
FHLBB advances	78,598	77,174	76,767	76,364
Shareholders' equity	46,258	47,995	52,478	52,355
Non-performing assets	6,693	7,125	7,168	7,720
Per Common Share Data
Earnings, diluted and basic	$0.63	$(0.19)	$0.33	$0.43
Cash dividends declared	0.28	-	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	22.21	23.23	25.89	25.81
Market price: (a)
High	25.25	25.90	27.00	25.35
Low	18.70	21.00	22.25	20.94
Statistical Data
Net interest margin (fully tax equivalent)	3.80%	3.44%	3.53%	3.29%
Efficiency ratio (fully tax equivalent)	65.78	78.03	79.25	74.98
Return on average assets	0.87	(0.24)	0.39	0.52
Return on average shareholders' equity	11.07	(3.19)	5.44	6.85
Weighted average equivalent shares outstanding, diluted	1,686	1,687	1,686	1,687

(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $.10 per share ("Common Stock") trades on the NYSE Amex Equities under the symbol: SAL.  As of March 1, 2010, there were 1,506 shareholders of record of Salisbury's Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

(in thousands, except ratios and per share amounts)	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Statement of Income
Interest and dividend income	$6,668	$6,591	$6,712	$6,586
Interest expense	3,008	2,710	2,587	2,520
Net interest and dividend income	3,660	3,881	4,125	4,066
Provision for loan losses	60	110	520	589
Trust and Wealth Advisory	600	541	543	580
Service charges and fees	402	454	638	436
Gains on sales of mortgage loans, net	85	99	90	70
Securities gains (losses)	318	36	(2,671)	(38)
Other	28	23	56	(49)
Non-interest income	1,433	1,153	(1,345)	999
Non-interest expense	3,651	3,696	3,836	4,826
Income (loss) before income taxes	1,382	1,228	(1,575)	(350)
Income tax provision (benefit)	301	245	337	(1,304)
Net income (loss)	1,081	983	(1,912)	954
Financial Condition
Total assets	$472,795	$479,705	$485,650	$495,754
Loans, net	276,074	288,941	293,740	297,367
Allowance for loan losses	2,535	2,625	3,105	2,724
Securities	153,480	151,081	149,873	155,916
Deposits	336,595	332,787	344,609	344,925
Repurchase agreements	-	-	12,370	11,203
FHLBB advances	86,166	99,246	86,490	87,914
Shareholders' equity	44,943	43,507	38,720	38,939
Non-performing assets	1,040	3,694	6,818	5,380
Per Common Share Data
Earnings, diluted and basic	$0.64	$0.58	$(1.13)	$0.57
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.27	0.28	0.28	0.28
Book value	26.67	25.81	22.97	23.10
Market price: (a)
High	34.10	34.45	31.10	29.25
Low	19.90	28.65	26.80	21.50
Statistical Data
Net interest margin (fully tax equivalent)	3.57%	3.72%	3.85%	3.75%
Efficiency ratio (fully tax equivalent)	66.99	68.69	62.84	88.73
Return on average assets	0.92	0.83	(1.59)	0.78
Return on average shareholders' equity	9.38	8.56	(17.74)	9.67
Weighted average equivalent shares outstanding, diluted	1,685	1,685	1,686	1,686

(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s principal executive officer and principal financial officer, of the effectiveness of Salisbury’s disclosure controls and procedures as of the end of the period ended December 31, 2009. Based upon that evaluation, the principal executive officer and principal financial officer concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Salisbury and its subsidiaries, is responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, Salisbury’s principal executive and principal financial officers, or persons performing similar functions, and effected by Salisbury’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Salisbury;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of Salisbury are being made only in accordance with authorizations of management and directors of Salisbury; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Salisbury’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of Salisbury’s internal control over financial reporting as of December 31, 2009 based on [the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission]. Based on such evaluation, Management has concluded that Salisbury’s internal control over financial reporting is effective as of December 31, 2009.

This annual report does not include an attestation report of Salisbury’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Salisbury’s registered public accounting firm pursuant to temporary rules of the SEC that permit Salisbury to provide only Management’s report in this annual report.

Changes in internal controls over financial reporting

There were no significant changes in internal controls evaluation over financial reporting during the fourth quarter of 2009 that materially affected or are reasonably likely to materially affect Salisbury’s’ internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in Salisbury's Proxy Statement dated April 9, 2010 for the 2010 Annual Meeting of Shareholders, under the captions "Director Nominees for Election for a Three Year Term", "Directors Continuing in Office" and "Committees of the Board of Directors."  Such information is incorporated herein by reference and made a part hereof.  In addition, the following information is provided.

Additional Executive Officers

Name	Age	Position with Salisbury Bank	Officer Since
Todd M. Clinton	48	Senior Vice President, Technology and Compliance	1997
Diane E.R Johnstone	53	Senior Vice President, Trust	1991
Elizabeth A. Summerville	50	Senior Vice President, Retail Banking Administrator	2003
Geoffrey A. Talcott	60	Senior Vice President, Chief Lending Officer	2001

Salisbury maintains a Code of Ethics and Conflicts of Interest Policy that applies to all of Salisbury’s directors, officers and employees, including Salisbury’s principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics and Conflicts of Interest Policy is available upon request, without charge, by writing to Shelly L. Humeston, Secretary, Salisbury Bank and Trust Company, 5 Bissell Street, P. O. Box 1868, Lakeville, Connecticut  06039.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item appears in Salisbury's Proxy Statement dated April 9, 2010 for the 2010 Annual Meeting of Shareholders, under the captions: "Executive Officer Compensation"; and "Employee Benefit Plans".  Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury's Proxy Statement dated April 9, 2010 for the 2010 Annual Meeting of Shareholders, under the captions "Principal Shareholders," "Director Nominees for Election for a Three Year Term" and "Directors Continuing in Office," and "Executive Compensation."  Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement dated April 9, 2010 for the 2010 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others".  Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement dated April 9, 2010 for the 2010 Annual Meeting of Shareholders, under the caption "Relationship With Independent Public Accountants".  Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.

(a)(2)
Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 7.

(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

	Exhibit No.	Description

	3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).

	3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of

Registrant’s Form 8-K filed March 11, 2009).

	3.1.2	Certificate Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).

	3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).

	4.1	Warrant to purchase Common Stock dated March 13, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed March 19, 2009).

	10	Amended and Restated Supplemental Retirement Plan Agreement with John F. Perotti dated January 25, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2008).

	10.2	Form of First Amendment to Change in Control Agreement with Executive Officers dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 19, 2009).

	10.3	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 28, 2008).

	10.4	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2002 Annual Report on Form 10-KSB).

	21.1	Subsidiaries of the Registrant.

	23.0	Consent of Shatswell MacLeod & Company P.C.

	31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

	99.1	CEO Certification pursuant to EESA Section 111(b)(4).

	99.2	CFO Certification pursuant to EESA Section 111(b)(4).

(c)	Financial Statement Schedules

No financial statement schedules are required to be filed as Exhibits pursuant to Item 15(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer
March 22, 2010

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.

/s/ Louis E. Allyn, II	/s/ John F. Perotti
Louis E. Allyn, II	John F. Perotti
Director	Director
March 22, 2010	March 22, 2010

/s/ John R. H. Blum	/s/ Michael A. Varet
John R. H. Blum	Michael A. Varet
Director	Director
March 22, 2010	March 22, 2010

/s/ Louise F. Brown	/s/ B. Ian McMahon
Louise F. Brown	B. Ian McMahon
Director	Chief Financial Officer
March 22, 2010	and Chief Accounting Officer
March 22, 2010
/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.
President and Chief Executive Officer
March 22, 2010

/s/ Robert S. Drucker
Robert S. Drucker
Director
March 22, 2010

/s/ Nancy F. Humphreys
Nancy F. Humphreys
Director
March 22, 2010

/s/ Holly J. Nelson
Holly J. Nelson
Director
March 22, 2010