Form 10-Q
period 2010-03-31
SALISBURY BANCORP INC
filed 2010-05-17
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24751
SALISBURY BANCORP, INC.
(Exact name of registrant as specified in its charter)
Connecticut	06-1514263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Bissell Street, Lakeville, CT	06039
(Address of principal executive offices)	(Zip code)
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes_________ No_________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act).  (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of Common Stock outstanding as of May 17, 2010, is 1,687,661.

PART I - FINANCIAL INFORMATION
Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value) unaudited	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$5,878	$6,248
Interest bearing demand deposits with other banks	13,851	37,050
Total cash and cash equivalents	19,729	43,298
Interest bearing time deposits with other banks	5,000	5,000
Securities
Available-for-sale at fair value	166,179	145,031
Held-to-maturity at amortized cost (fair value: $62 and $62)	60	62
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	1,178	665
Loans receivable, net (allowance for loan losses: $3,649 and $3,473)	329,600	327,257
Investment in real estate	75	75
Other real estate owned	275	275
Bank premises and equipment, net	11,398	10,434
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,135 and $1,079)	1,409	1,464
Accrued interest receivable	2,093	2,177
Cash surrender value of life insurance policies	3,727	3,685
Deferred taxes	2,957	3,285
Other assets	3,577	3,778
Total Assets	$563,118	$562,347
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$68,852	$70,026
Demand (interest bearing)	50,148	43,845
Money market	68,317	64,477
Savings and other	88,699	86,316
Certificates of deposit	146,473	153,539
Total deposits	422,489	418,203
Repurchase agreements	7,973	11,415
Federal Home Loan Bank of Boston advances	75,356	76,364
Accrued interest and other liabilities	4,277	4,010
Total Liabilities	510,095	509,992
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Shares issued: 8,816;
Liquidation preference: $1,000 per share	-	-
Common stock - $.10 per share par value
Authorized: 3,000,000 and 3,000,000;
Issued: 1,686,701 and 1,685,861	168	168
Common stock warrants outstanding	112	112
Paid-in capital	21,899	21,894
Retained earnings	35,266	35,259
Accumulated other comprehensive loss, net	(4,422)	(5,078)
Total Shareholders' Equity	53,023	52,355
Total Liabilities and Shareholders' Equity	$563,118	$562,347

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, (in thousands except per share amounts) unaudited	2010	2009
Interest income
Interest and fees on loans	$4,487	$4,483
Interest on debt securities
Taxable	926	1,331
Tax exempt	560	644
Other interest	46	2
Total interest income	6,019	6,460
Interest expense
Deposits	1,198	1,483
Repurchase agreements	27	39
Federal Home Loan Bank of Boston advances	758	762
Total interest expense	1,983	2,284
Net interest income	4,036	4,176
Provision for loan losses	180	430
Net interest income after provision for loan losses	3,856	3,746
Non-interest income
Trust and wealth advisory	545	540
Service charges and fees	469	398
Gains on securities, net	-	427
Gains on sales of mortgage loans, net	60	82
Mortgage servicing, net	15	42
Other	57	137
Total non-interest income	1,146	1,626
Non-interest expense
Salaries	1,746	1,753
Employee benefits	471	438
Premises and equipment	515	484
Data processing	408	383
Professional fees	402	356
FDIC insurance	171	114
Marketing and community support	88	76
Amortization of intangibles	56	41
Other	472	383
Total non-interest expense	4,329	4,028
Income before income taxes	673	1,344
Income tax provision	79	263
Net income	$594	$1,081
Net income available to common shareholders	$479	$1,081

Basic and diluted earnings per share	$0.28	$0.64
Common dividends per share	0.28	0.28

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Paid-in	Retained	Accumulated other comp-	Total share- holders'
(dollars in thousands)	Shares	Amount	Preferred Stock	Warrants	capital	earnings	rehensive loss	equity
Balances at December 31, 2009	1,686,701	$168	$-	$112	$21,894	$35,259	$(5,078)	$52,355
Net income for period	-	-	-	-	-	594	-	594
Other comprehensive income, net of tax	-	-	-	-	-	-	656	656
Total comprehensive income								1,250
Amortization (accretion) of preferred stock	-	-	-	-	5	(5)	-	-
Common stock dividends paid	-	-	-	-	-	(472)	-	(472)
Preferred stock dividends paid	-	-	-	-	-	(110)	-	(110)
Balances at March 31, 2010	1,686,701	168	-	112	21,899	35,266	(4,422)	53,023
Balances at December 31, 2008	1,685,861	168	-	-	13,158	34,518	(8,905)	38,939
Net income for period	-	-	-	-	-	1,081	-	1,081
Other comprehensive loss, net of tax	-	-	-	-	-	-	(2,107)	(2,107)
Total comprehensive loss								(1,026)
Issuance of preferred stock and warrants	-	-	-	112	8,704	-	-	8,816
Common stock dividends declared	-	-	-	-	-	(472)	-	(472)
Balances March 31, 2009	1,685,861	$168	$-	$112	$21,862	$35,127	$(11,012)	$46,257

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, (in thousands)	2010	2009
Operating Activities
Net income	$594	$1,081
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	174	101
Bank premises and equipment	193	174
Core deposit intangible	56	41
Mortgage servicing rights	31	33
Fair value adjustment on loans	11	12
Fair value adjustment on deposits and borrowings	-	(33)
(Gains) and losses
Sales and calls of securities available-for-sale, net	-	(427)
Provision for loan losses	180	430
(Increase) decrease in loans held-for-sale	(513)	1,507
Increase in deferred loan origination fees and costs, net	(41)	(7)
Mortgage servicing rights originated	(28)	(61)
Decrease in mortgage servicing rights impairment reserve	(2)	(41)
Increase in unearned income on loans	-	6
Decrease in interest receivable	85	229
Deferred tax (benefit)	(8)	(1)
Decrease (increase) in prepaid expenses	68	(63)
Increase in cash surrender value of life insurance policies	(42)	(125)
Increase in income tax receivable	69	155
Increase in other assets	(25)	(81)
Increase in accrued expenses	431	377
(Decrease) increase in interest payable	(40)	21
Decrease in other liabilities	(111)	(67)
Net cash provided by operating activities	1,082	3,261
Investing Activities
Purchases of securities available-for-sale	(33,985)	(53,864)
Proceeds from sales of securities available-for-sale	-	24,956
Proceeds from calls of securities available-for-sale	1,550	18,000
Proceeds from maturities of securities available-for-sale	12,089	-
Proceeds from maturities of securities held-to-maturity	1	1
Loan originations and principle collections, net	(2,499)	(1,554)
Purchases of loans	-	(76)
Recoveries of loans previously charged-off	6	10
Capital expenditures	(1,068)	(1,303)
Net cash utilized by investing activities	$(23,906)	$(13,830)

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Three months ended March 31, (in thousands)	2010	2009
Financing Activities
Increase in deposit transaction accounts, net	$11,352	$7,986
(Decrease) increase in time deposits, net	(7,065)	13,852
Decrease in securities sold under agreements to repurchase, net	(3,442)	(2,122)
Federal Home Loan Bank of Boston advances	-	12,000
Principle payments on Federal Home Loan Bank of Boston advances	(1,008)	(405)
Decrease in short term Federal Home Loan Bank of Boston advances, net	-	(20,878)
Proceeds from issuance of preferred stock	-	8,816
Common stock dividends paid	(472)	(472)
Preferred stock dividends paid	(110)	-
Net cash (utilized) provided by financing activities	(745)	18,777
Net (decrease) increase in cash and cash equivalents	(23,569)	8,208
Cash and cash equivalents, beginning of period	43,298	9,660
Cash and cash equivalents, end of period	$19,729	$17,868
Cash paid during period
Interest	$2,023	$2,295
Income taxes	139	110
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the statements of income,  shareholder's equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2009 Annual Report on Form 10-K for the period ended December 31, 2009.

The allowance for loan losses is a significant accounting policy and is presented in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis, which provide information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

Impact of New Accounting Pronouncements Issued

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. These standards did not have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 16.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

Acquisition

Salisbury assumed approximately $11 million in deposits and acquired approximately $2.5 million in loans and the branch office located at 10 Granite Ave., Canaan, Connecticut from Webster Bank, National Association, as of the close of business on December 4, 2009. Salisbury recorded a core deposit intangible of $463,000 for deposits assumed.

NOTE 2 - SECURITIES

The composition of securities is as follows:

	Amortized	Gross un-	Gross un-	Fair
(in thousands)	cost (1)	realized gains	realized losses	value
March 31, 2010
Available-for-sale
U.S. Treasury notes	$4,999	$-	$(17)	$4,982
U.S. Government Agency notes	50,253	197	(18)	50,432
Municipal bonds	51,803	125	(4,374)	47,553
Mortgage backed securities
U.S. Government Agencies	27,641	593	(125)	28,109
Collateralized mortgage obligations
U.S. Government Agencies	5,324	3	(31)	5,296
Non-agency	23,690	717	(2,066)	22,341
SBA bonds	6,196	57	-	6,253
Corporate bonds	1,082	48	-	1,130
Preferred Stock	20	62	-	82
Total securities available-for-sale	$171,008	$1,802	$(6,631)	$166,179
Held-to-maturity
Mortgage backed security	$60	$2	$-	$62
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
December 31, 2009
Available-for-sale
U.S. Treasury bills	$1,999	$1	$-	$2,000
U.S. Government Agency notes	24,833	125	(126)	24,832
Municipal bonds	51,775	113	(4,735)	47,153
Mortgage backed securities
U.S. Government Agencies	33,535	535	(143)	33,927
Collateralized mortgage obligations
U.S. Government Agencies	5,696	-	(58)	5,638
Non-agency	25,317	433	(2,121)	23,629
SBA bonds	6,581	59	-	6,640
Corporate bonds	1,079	49	-	1,128
Preferred Stock	20	64	-	84
Total securities available-for-sale	$150,835	$1,379	$(7,183)	$145,031
Held-to-maturity
Mortgage backed security	$62	$-	$-	$62
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032

(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Sales of securities available-for-sale and gains realized are as follows:

Three months ended March 31, (in thousands)	2010	2009
Proceeds	$-	$21,347
Gains realized	-	435
Losses realized	-	8
Net gains realized	-	427
Income tax provision	-	145

Included in non-agency Collateralized Mortgage Obligations (“CMOs”) are seven securities issued by Wells Fargo with an aggregate amortized cost basis and fair value of $6,827,000 and $5,943,000, respectively, that exceeded 10% of shareholders’ equity as of March 31, 2010.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, , the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	losses	value	losses	value	losses
March 31, 2010
Available-for-sale
U.S. Government Agency notes	$4,472	$35	$-	$-	$4,472	$35
Municipal Bonds	11,100	377	30,579	3,997	41,679	4,374
Mortgage backed securities	2,937	14	1,652	111	4,589	125
Collateralized mortgage obligations
U.S. Government Agencies	2,621	31	-	-	2,621	31
Non-agency	3,180	60	7,464	591	10,644	651
Total temporarily impaired securities	24,310	517	39,695	4,699	64,005	5,216
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	584	57	3,229	1,358	3,813	1,415
Total temporarily impaired and other-than-
temporarily impaired securities	$24,894	$574	$42,924	$6,057	$67,818	$6,631

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

Salisbury adopted ASC 320-10-65, “Investments-Debt and Equity Securities/Transition and Open Effective Date Information”, (previously FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), effective April 1, 2009. ASC 320-10-65 requires an assessment of OTTI whenever the fair value of a security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash and previous OTTI recognized into earnings.

Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2010 to assess whether any of the securities were OTTI. Salisbury uses a third party provider to generate cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity.

During 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized credit losses of $1,128,000. Salisbury judged all other CMO securities not to be OTTI as of March 31, 2010. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

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

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

(in thousands)	March 31, 2010	December 31, 2009
Loans receivable, net
Real estate mortgages:
Residential	$164,119	$163,863
Commercial	77,210	70,066
Construction, land & land development	23,801	31,011
Home equity credit	32,830	33,099
Total mortgage loans	297,960	298,039
Commercial and industrial	29,162	26,400
Consumer	5,224	5,436
Other	276	269
Total loans, gross	332,622	330,144
Deferred loan origination fees and costs, net	627	586
Allowance for loan losses	(3,649)	(3,473)
Total loans, net	$329,600	$327,257
Loans held-for-sale
Residential mortgages	$1,178	$665

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (in thousands)	2010	2009
Balance, beginning of period	$3,473	$2,724
Provision for losses	180	430
Charge-offs	(10)	(160)
Recoveries	6	11
Balance, end of period	$3,649	$3,005

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

Mortgage Servicing Rights

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2010	2009
Residential mortgage loans serviced for others	$75,414	$55,652
Fair value of mortgage servicing rights	493	227

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2010	2009
Loan Servicing Rights
Balance, beginning of period	$427	$227
Originated	28	61
Amortization (1)	(31)	(33)
Balance, end of period	424	255
Valuation Allowance
Balance, beginning of period	(30)	(118)
Decrease (increase) in impairment reserve (1)	2	41
Balance, end of period	(28)	(77)
Loan servicing rights, net	$396	$178

(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 4 - IMPAIRED LOANS

Impaired loans are loans for which it is probable that Salisbury will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring. Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans. The components of impaired loans are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Non-accrual loans, excluding troubled debt restructured loans	$5,798	$5,098
Non-accrual troubled debt restructured loans	6,263	2,341
Accruing troubled debt restructured loans	5,046	4,566
Total impaired loans	$17,107	$12,004
Requiring valuation allowance	$4,551	$3,388
Not requiring valuation allowance	12,556	9,379
Total impaired loans	$17,107	$12,004
Valuation allowance	$517	$388
Average impaired loans	13,791	9,443
Commitments to lend additional amounts to impaired borrowers	-	-

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	March 31, 2010	December 31, 2009
Securities available-for-sale (at fair value)	$60,081	$63,097
Loans receivable	108,246	104,960
Total pledged assets	$168,327	$168,057

At March 31, 2010, securities were pledged as follows: $42 million to secure public deposits and Treasury Tax and Loan deposits, $10.2 million to secure repurchase agreements and $7.9 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Three months ended March 31, (in thousands, except per share amounts)	2010	2009
Net income	$594	$1,081
Preferred stock net accretion	5	-
Preferred stock dividends paid	110	-
Net income available to common shareholders	$479	$1,081
Weighted average common stock outstanding - basic	1,687	1,686
Weighted average common and common equivalent stock outstanding- diluted	1,687	1,686
Earnings per common and common equivalent share
Basic	$0.28	$0.64
Diluted	0.28	0.64

NOTE 7 – SHAREHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of March 31, 2010, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized".  The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital (to risk-weighted assets)
Salisbury	$49,916	12.75%	$31,311	8.0%	n/a	-
Bank	40,420	10.36	31,227	8.0	$38,034	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,207	11.81	15,656	4.0	n/a	-
Bank	36,712	9.41	15,613	4.0	23,420	6.0
Tier 1 Capital (to average assets)
Salisbury	46,207	8.40	22,387	4.0	n/a	-
Bank	36,712	6.68	21,996	4.0	27,494	5.0
March 31, 2009
Total Capital (to risk-weighted assets)
Salisbury	49,354	14.55	27,130	8.0	n/a	-
Bank	39,556	11.74	26,965	8.0	33,707	10.0
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,317	13.66	13,565	4.0	n/a	-
Bank	36,516	10.83	13,483	4.0	20,224	6.0
Tier 1 Capital (to average assets)
Salisbury	46,317	9.48	19,535	4.0	n/a	-
Bank	36,519	7.52	19,426	4.0	24,282	5.0

Restrictions on Cash Dividends to Common Shareholders

Salisbury's ability to pay cash dividends is substantially dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law, the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations.  The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

Federal Reserve Board (“FRB”) Supervisory Letter SR 09-4, February 24, 2009, revised March 27, 2009, notes that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the FRB and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s issuance of Preferred Stock on March 13, 2009 in the United States Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”). These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a CPP participant unless all CPP preferred shares are redeemed or transferred to third parties.

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

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

Three months ended March 31, (in thousands)	2010	2009
Service cost	$100	$107
Interest cost on benefit obligation	91	101
Expected return on plan assets	(100)	(90)
Amortization of prior service cost	-	-
Amortization of net loss	18	33
Net periodic benefit cost	$109	$151

Salisbury’s 401(k) Plan contribution expense was $41,000 and $30,000, respectively, for the three month periods ended March 31, 2010 and 2009. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $12,000 and $11,000, respectively, for the three month periods ended March 31, 2010 and 2009.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities).  The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

The components of comprehensive income (loss) are as follows:

Three months ended March 31, (in thousands)	2010	2009
Net income	$594	$1,081
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	975	(3,225)
Reclassification of net realized gains in net income	-	427
Unrealized gains (losses) on securities available-for-sale	975	(2,798)
Income tax (expense) benefit	(331)	670
Unrealized gains (losses) on securities available-for-sale, net of tax	644	(2,128)
Pension plan income	18	32
Income tax expense	(6)	(11)
Pension plan income, net of tax	12	21
Other comprehensive income (loss), net of tax	656	(2,107)
Comprehensive income (loss)	$1,250	$(1,026)

The components of accumulated other comprehensive loss are as follows:

Three months ended March 31, (in thousands)	2010	2009
Unrealized losses on securities available-for-sale, net of tax	$(3,186)	$(9,096)
Unrecognized pension plan expense, net of tax	(1,236)	(1,916)
Accumulated other comprehensive loss, net	$(4,422)	$(11,012)

NOTE 10 – FAIR VALUE OF ASSETS AND LIABILITIES

Salisbury uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, Salisbury may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of Salisbury’s financial assets and financial liabilities carried at fair value for December 31, 2009 and March 31, 2010.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Salisbury’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair values are based upon management’s estimates.

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31,	Quoted prices in Active markets for Identical assets	Significant other observable inputs	Significant unobservable inputs
	2010	Level 1	Level 2	Level 3
Items Measured at Fair Value
Recurring basis
Securities available-for-sale	$166,179	$82	$166,097	$-
Non-recurring basis
Impaired loans	12,064	9,014	2,999	51

	Fair Value Measurements using significant unobservable inputs
	Level 3
Three months ended March 31, 2010 (in thousands)	Securities available-for-sale	Impaired Loans	Total
Balance, beginning of period	$-	$116	$116
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-
Included in other comprehensive income	-	-	-
Principal paydowns of securities, net of accretion	-	-	-
Transfers in and/or out of Level 3	-	(65)	(65)
Balance, end of period	$-	$51	$51
Amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-

Carrying values and estimated fair values of financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial Assets
Cash and due from banks	$19,729	$19,729	$43,298	$43,298
Interest bearing time deposits with other banks	5,000	5,000	5,000	5,000
Securities available-for-sale	166,179	166,179	145,031	145,031
Security held-to-maturity	60	62	62	62
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	1,178	1,187	665	670
Loans receivable net	329,600	323,567	327,257	321,882
Accrued interest receivable	2,093	2,093	2,177	2,177
Financial Liabilities
Demand (non-interest-bearing)	$68,852	$68,852	$70,026	$70,026
Demand (interest-bearing)	50,148	50,148	43,845	43,845
Money market	68,317	68,317	64,477	64,477
Savings and other	88,699	88,699	86,316	86,316
Certificates of deposit	146,473	146,956	153,539	155,441
Total deposits	422,489	422,972	418,203	420,105
FHLBB advances	75,356	79,092	76,364	80,830
Repurchase agreements	7,973	7,973	11,415	11,415
Accrued interest payable	484	484	523	523

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2009.

BUSINESS

Salisbury Bancorp, Inc. ("Salisbury"), a Connecticut corporation, formed in 1998, is a bank holding company for Salisbury Bank and Trust Company ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut.  Salisbury's principal business consists of the business of the Bank.  The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from eight full-service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, Millerton and Dover Plains, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut.

Acquisition

Salisbury assumed approximately $11 million in deposits and acquired approximately $2.5 million in loans and the branch office located at 10 Granite Ave., Canaan, Connecticut from Webster Bank, National Association, as of the close of business on December 4, 2009. Salisbury recorded a core deposit intangible of $463,000 for deposits assumed.

Application of Critical Accounting Policies

Salisbury’s consolidated financial statements are prepared in accordance with US GAAP and follow general practices within the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Provision and Allowance For Loan Losses” section of Management’s Discussion and Analysis.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2010 and 2009

Overview

Net income available to common shareholders was $479,000, or $0.28 per common share, for the first quarter ended March 31, 2010 compared with $1,081,000, or $0.64 per common share, for the first quarter of 2009.

Net income available to common shareholders for the first quarter of 2010 is net of preferred stock dividends of $115,000.

Net interest income for the first quarter of 2010 decreased by $140,000, or 3%, from the first quarter of 2009. Average earning assets grew $55.3 million, or 12%, over the period, as a result of significant deposit growth, of which $34.0 million was invested in short term funds. The net interest margin (tax equivalent) declined 55 basis points to 3.25% compared with 3.80% a year ago due to several factors. The average yield on securities declined 103 basis points, due to the re-pricing of callable Agency bonds, increased prepayments on mortgage backed securities and lower volume. The increase in holdings of short-term funds also had a dilutive effect on the net interest margin of approximately 15 basis points.

The provision for loan losses for the first quarter of 2010 was $180,000, compared with $430,000 for the first quarter of 2009, which included a provision for emerging risks or unallocated reserves. Net loan charge-offs were $4,000 and $149,000 for the respective periods.

Non-interest income for the first quarter of 2010 decreased $480,000, or 30%, due to several one-time benefits in the first quarter of 2009, including $427,000 of securities gains, a $72,000 market adjustment gain from the re-financing of Bank Owned Life Insurance, and a $39,000 mortgage servicing rights impairment benefit. Income from sales of mortgage loans decreased $22,000 in the first quarter of 2010 due to lower loan origination volume. Loan sales were $4.4 million and $6.9 million, respectively, for the 2010 and 2009 periods. Service fees and charges increased $71,000, or 18%, in the first quarter of 2010 due to higher interchange, overdraft and other fees. Trust and Wealth Advisory revenues were substantially unchanged.

Non-interest expense for the first quarter of 2010 increased $301,000, or 7%, due primarily to higher facilities expenses due to the opening of the Millerton branch in January 2010, increased FDIC insurance premiums, data processing and other operating expenses resulting from deposit and loan growth, and increased expenses for professional services, including audit.

The effective income tax rate for the first quarter of 2010 was 11.74%, compared with 19.58% for the first quarter of 2009. The decrease in the effective rate resulted from a higher proportion of tax-exempt income to total income in the 2010 period.

Net Interest Income

Net interest income, on a tax equivalent basis, decreased $206,000, or 4.6%, to $4.3 million for the first quarter of 2010 as compared with the first quarter of 2009, while the net interest margin (presented on a tax-equivalent basis) declined 55 basis points to 3.25% from 3.80%, for the respective periods.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Loans (a)	$333,347	$301,202	$4,487	$4,509	5.40%	5.99%
Securities (c)(d)	150,385	160,428	1,745	2,274	4.64	5.67
FHLBB stock	6,032	5,323	-	-	-	-
Short term funds (b)	40,746	8,272	46	2	0.45	0.09
Total earning assets	530,510	475,225	6,278	6,785	4.74	5.72
Other assets	32,884	24,106
Total assets	$563,394	$499,331
Interest-bearing demand deposits	$49,158	$24,442	147	13	1.20	0.21
Money market accounts	66,413	64,539	95	205	0.58	1.27
Savings and other	87,644	73,650	143	214	0.65	1.16
Certificates of deposit	148,941	132,038	813	1,051	0.55	0.80
Total interest-bearing deposits	352,156	294,669	1,198	1,483	1.36	2.01
Repurchase agreements	12,601	9,529	27	39	0.86	1.67
FHLBB advances	75,752	81,307	758	762	4.00	3.75
Total interest-bearing liabilities	440,509	385,505	1,983	2,284	1.80	2.37
Demand deposits	66,122	64,575
Other liabilities	3,809	7,145
Shareholders’ equity	52,954	42,106
Total liabilities & shareholders’ equity	$563,394	$499,331
Net interest income			$4,295	$4,501
Spread on interest-bearing funds					2.93	3.33
Net interest margin (e)					3.25	3.80

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $259,000 and $325,000, respectively for 2010 and 2009 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2010 versus 2009
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$457	$(479)	$(22)
Securities	(129)	(400)	(529)
Short term funds	22	22	44
Total	350	(857)	(507)
Interest-bearing liabilities
Deposits	193	(478)	(285)
Repurchase agreements	10	(23)	(13)
FHLBB advances	(54)	50	(4)
Total	149	(451)	(302)
Net change in net interest income	$201	$(406)	$(205)

Interest Income

On a tax equivalent basis, interest income decreased $507,000, or 7.5%, to $6.3 million for the first quarter of 2010 as compared with the first quarter of 2009.  Loan income decreased $22,000, or 0.5%, primarily due to a lower average yield, down 61 basis points, the impact of which was substantially offset by a $32.1 million, or 10.7%, increase in average loans.  The decline in the average loan yield was caused by the effect of lower market interest rates on new loan origination, re-financing and adjustable rate re-pricing activity.

Income from securities, on a tax equivalent basis, decreased $529,000, or 23.3%, for the first quarter of 2010 as compared with the first quarter of 2009, as a result of a lower average yield, down 103 basis points, and a $10.0 million, or 6.3%, decrease in average volume. The lower yield resulted from the effect of lower market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. Income from government-guaranteed and government-sponsored mortgage backed securities owned at average prices above par were negatively impacted by increased prepayments that are believed to relate to the agencies announced intention to buy back delinquent loans during the quarter.

Income from short term funds increased $44,000 for the first quarter of 2010 as compared with the first quarter of 2009 as a result of a $32.5 million increase in average balance and higher yields.

Interest Expense

Interest expense decreased $301,000, or 13.2%, to $2.0 million for the first quarter of 2010 as compared with the first quarter of 2009.

Interest on deposit accounts and retail repurchase agreements, decreased $298,000, or 19.6%, as a result of a lower average rate, down 65 basis points to 1.38%, offset in part by a $60.6 million, or 19.9%, increase in the average balance. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $4,000 as a result of lower average borrowings, down $5.6 million, offset in part by a higher average borrowing rate, up 25 basis points as compared with 2009.

Provision and Allowance for Loan Losses

The provision for loan losses was $180,000 for the first quarter of 2010, compared with $430,000 for the first quarter of 2009, which included a provision for emerging risks or unallocated reserves. Net loan charge-offs were $4,000 and

$149,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

As of or for the three months ended (dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Balance, beginning of period	$3,473	$3,430	$2,724
Provision (benefit) or loan losses	180	60	430
Charge-offs
Real estate mortgages	-	-	(50)
Commercial & industrial	-	(7)	(76)
Consumer	(10)	(15)	(34)
Total charge-offs	(10)	(22)	(160)
Recoveries
Real estate mortgages	-	-	-
Commercial & industrial	-	-	4
Consumer	6	5	7
Total recoveries	6	5	11
Net (charge-offs) recoveries	(4)	(17)	(149)
Balance, end of period	$3,649	$3,473	$3,005
Loans receivable, gross	$332,622	$330,144	$300,938
Non-performing loans	12,064	7,445	6,275
Accruing loans past due 30-89 days	5,385	4,098	6,458
Ratio of allowance for loan losses:
to loans receivable, gross	1.10%	1.05%	1.00%
to non-performing loans	30.25	46.65	47.90
Ratio of non-performing loans
to loans receivable, gross	3.62	2.25	2.09
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	1.62	1.24	2.15

Reserve coverage at March 31, 2010, as measured by the ratio of allowance for loan losses to gross loans, increased slightly to 1.10%, as compared with 1.05% at December 31, 2009 and 1.00% a year ago at March 31, 2009. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $4.6 million in the first quarter of 2010 to $12.1 million, or 3.62% of gross loans receivable, while accruing loans past due 30-89 days increased $1.3 million to $5.4 million, or 1.62% of gross loans receivable. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Salisbury determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience.  Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures.  Management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2010.

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

Banking in August 2007, and no additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2010	2009	2010 vs. 2009
Gains on securities, net	$-	$427	$(427)	(100.00)%
Trust and wealth advisory fees	545	540	5	0.93
Service charges and fees	469	398	71	17.84
Gains on sales of mortgage loans, net	60	82	(22)	(26.83)
Mortgage servicing, net	15	42	(27)	(64.28)
Other	57	137	(80)	(58.39)
Total non-interest income	$1,146	$1,626	$(480)	(29.52)

The $480,000 decrease in non-interest income for the first quarter of 2010 as compared to the 2009 quarter was due to several one-time benefits in the first quarter of 2009, including $427,000 of securities gains, a $72,000 market adjustment gain from the re-financing of Bank Owned Life Insurance, and a $39,000 mortgage servicing rights impairment benefit. Income from sales of mortgage loans decreased $22,000 in the first quarter of 2010 due to lower loan origination volume. Loan sales were $4.4 million and $6.9 million, respectively for the 2010 and 2009 periods. Service fees and charges increased $71,000, or 18%, in the first quarter of 2010 due to higher interchange, overdraft and other fees. Trust and Wealth Advisory revenues were substantially unchanged.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2010	2009	2010 vs. 2009
Salaries	$1,746	$1,753	$(7)	(0.40)%
Employee benefits	471	438	33	7.53
Premises and equipment	515	484	31	6.40
Data processing	408	383	25	6.53
Professional fees	402	356	46	12.92
FDIC insurance	171	114	57	0.50
Marketing and community contributions	88	76	12	15.79
Amortization of intangible assets	56	41	15	36.59
Other	472	383	89	23.23
Non-interest expense	$4,329	$4,028	$301	7.47

The increase in non-interest expense for the first quarter of 2010 was primarily due to higher operating costs. Benefits expense increased primarily due to higher health plan rates and employee participation levels.  Increased premises expense reflects the inclusion of the Millerton branch, opened in January 2010, and the future Sheffield branch, expected to open in mid 2010, and increases in real estate tax assessments.  Data processing expense reflects loan and deposit account growth and related transactional volumes. The increase in FDIC insurance premiums is due to deposit growth. The amortization of intangible assets for the 2010 period includes amortization related to last quarter’s assumption of Webster Bank’s Canaan branch deposits. Other operating expenses increased primarily as a result of deposit and loan account growth.

Income taxes

The effective income tax rate for the first quarter of 2010 was 11.74%, compared with 19.58% for the first quarter of 2009. The decrease in the effective rate resulted from a higher proportion of tax-exempt income to total income in the 2010 period. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2010 or 2009, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

FINANCIAL CONDITION

Overview

Total assets were $563 million at March 31, 2010, up $771,000 from December 31, 2009.  Loans receivable, net, were $330 million at March 31, 2010, up $2.3 million, or 0.7%, from December 31, 2009.  Non-performing assets were $12.3 million at March 31, 2010, up $4.6 million from $7.7 million at December 31, 2009. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.10%, 1.05% and 1.00%, at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Deposits were $422 million, up $4 million from $418 million at December 31, 2009.

At March 31, 2010, book value and tangible book value per common share were $26.21 and $19.55, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 8.40% and 12.75%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

Salisbury's debt securities include U.S. Treasury bills and notes, U.S. Government sponsored agency bonds, agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMO”), bank qualified municipal bonds, non-agency CMO’s and Small Business Administration (“SBA”) pools.

Securities available-for-sale were $166.2 million at March 31, 2010, up $21.1 million from December 31, 2009. During the first quarter of 2010 Salisbury purchased $34.0 million of debt securities, including U.S. Treasury notes and U.S. Government sponsored agency bonds. At March 31, 2010, the portfolio had a projected weighted average life of 5.34 years, based on median projected prepayment speeds for MBS and CMO, and likelihood of call for callable securities, at current interest rates.  At March 31, 2010, substantially all securities were classified as available-for-sale.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and it recognized credit losses of $1,128,000 by writing down the carrying value of such securities. Salisbury does not intend to sell the securities which it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. No additional OTTI was determined for the quarter ended March 31, 2010 and all other non-agency CMO securities were judged not to be OTTI as of March 31, 2010. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

Salisbury believes that principal and interest on all other debt securities are deemed recoverable. Accumulated other comprehensive income at March 31, 2010 included net unrealized holding losses, net of tax, of $3.2 million that management deems as temporary impairment.

Loans

During the first quarter of 2010, net loans receivable grew $2.3 million, or 0.7%, to $329.6 million at March 31, 2010, despite soft loan demand and aggressive competition for loans in Salisbury’s market area. First quarter 2010 loan growth compares with loan growth of $1.6 million, or 0.5%, in the first quarter of 2009.

The principal categories of loans receivable are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Loans receivable
Real Estate Mortgages
Residential	$164,119	$163,863
Commercial	77,210	70,066
Construction, land & land development	23,801	31,011
Home equity credit	32,830	33,099
Total mortgage loans	297,960	298,039
Commercial and Industrial	29,162	26,400
Consumer	5,224	5,436
Other	276	269
Total loans, gross	333,622	330,144
Deferred loan origination costs, net	627	586
Allowance for loan losses	(3,649)	(3,473)
Loans receivable, net	$329,600	$327,257
Loans held-for-sale
Residential mortgages	$1,178	$665

Loan Credit Quality

Loan credit quality showed signs of deterioration during the first quarter ended March 31, 2010, reflecting the weakness in the regional economy. Non-performing assets increased $4.6 million to $12.3 million, or 2.19% of assets, compared with $7.7 million, or 1.37% of assets, at December 31, 2009. Of this increase, $3.9 million are classified as troubled debt restructurings. During the quarter Salisbury restructured loans of $4.4 million.

During the first quarter of 2010 loans past due 30 days or more increased $3.5 million to $11.9 million, or 3.6% of loans, at March 31, 2010. Of this increase $2.2 million, or 63%, are on non-accrual status and included in non-performing assets, and $1.3 million, or 37%, are accruing and none of which are classified as troubled debt restructurings.

Non-Performing Assets

The principal categories of non-performing assets are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Real Estate Mortgages
Residential	$3,332	$765
Commercial	4,196	2,226
Construction, land & land development	3,603	3,535
Home equity credit	366	367
Total mortgage loans	11,497	6,893
Commercial and Industrial	564	546
Non-accruing loans	$12,061	$7,439
Accruing loans past due 90 days or more	3	6
Total non-performing loans	12,064	7,445
Real estate acquired in settlement of loans	275	275
Total non-performing assets	$12,339	$7,720

During the first quarter of 2010, loans totaling $4.7 million were placed on non-accrual status, $2.9 million, or 62%, of which are represented by two loans, a residential real estate mortgage and a commercial real estate mortgage, neither of which are past due and both of which were previously classified as troubled debt restructurings. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the sale of the underlying real estate.

Salisbury pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When all attempts to work with a customer to either restructure and bring the loan back to performing, or to simply bring the loan current are unsuccessful, Salisbury will initiate action to either foreclose the property, to acquire it by deed in lieu of foreclosure, or to liquidate business assets. At March 31, 2010 Salisbury held one property, acquired in 2009 as a result of collection activities, and that was subsequently sold in April 2010.

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2010	December 31, 2009
Current	$5,248	$3,105
Past due 001-029 days	315	-
Past due 030-059 days	802	349
Past due 060-089 days	1,321	405
Past due 090-179 days	1,113	321
Past due 180 days and over	3,265	3,265
Total non-performing loans	$12,064	$7,445

At March 31, 2010, 43.5% of non-accrual loans were current with respect to loan payments, compared with 41.7% at December 31, 2009. Loans past due 180 days and over consists primarily of a single $3.0 million residential construction loan relationship.

Troubled Debt Restructured Loans

Loans are considered restructured when Salisbury has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Salisbury by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are generally placed into nonaccrual status if and when the borrower fails to comply with the restructured terms.

The principal categories of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Real Estate Mortgages
Residential	$662	$2,708
Commercial	4,384	1,857
Accruing troubled debt restructured loans	5,046	4,565
Real Estate Mortgages
Residential	2,213	176
Commercial	3,866	2,008
Construction, land & land development	26	-
Commercial and Industrial	158	158
Non-accrual troubled debt restructured loans	6,263	2,342
Total troubled debt restructured loans	$11,309	$6,907

During the first quarter of 2010, Salisbury restructured six loans totaling $4.4 million, of which $3.6 million are accruing and $0.8 million were placed on non-accrual status. Also during the quarter, Salisbury placed on non-accrual $3.1 million of loans previously classified as troubled debt restructured loans, $2.9 million of which are represented by the aforementioned two loans, a residential real estate mortgage and a commercial real estate mortgage.

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2010	December 31, 2009
Current	$4,799	$4,566
Past due 001-029 days	247	-
Accruing troubled debt restructured loans	5,046	4,566
Current	4,001	1,991
Past due 030-059 days	729	-
Past due 060-089 days	1,183	350
Past due 090-179 days	350	-
Non-accrual troubled debt restructured loans	6,263	2,341
Total troubled debt restructured loans	$11,309	$6,907

At March 31, 2010 77% of such loans were current with respect to loan payments, down from 95% at December 31, 2009.

Past Due Loans

Loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Past due 030-059 days	$4,543	$2,821
Past due 060-089 days	840	1,272
Past due 090-179 days	3	5
Accruing loans	5,386	4,098
Past due 030-059 days	801	349
Past due 060-089 days	1,321	405
Past due 090-179 days	1,110	315
Past due 180 days and over	3,265	3,265
Non-accrual loans	6,497	4,334
Total loans past due 30 days or greater	$11,883	$8,432

During the first quarter of 2010 loans past due 30 days or more increased $3.5 million to $11.9 million, or 3.6% of gross loans receivable, at March 31, 2010, up from 2.3% of gross loans receivable, at December 31, 2009. Of this increase $2.2 million, or 63%, are on non-accrual status and included in non-performing assets, and $1.3 million, or 37%, are accruing and none of which are classified as troubled debt restructurings.

Potential Problem Loans

Salisbury classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines prescribed by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2010, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the classification of non-accrual or troubled debt restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, restructured, or require increased allowance coverage and provision for loan losses. Salisbury has identified approximately $10.0 million in potential problem commercial loans at March 31, 2010, 74% of which is represented by 6 commercial lending relationships.

Deposits and Borrowings

During the three-month period ended March 31, 2010 deposits grew $4.3 million, or 1.02%, to $422.5 million, while retail repurchase agreements decreased $3.4 million to $7.9 million. Salisbury opened its Millerton branch in January 2010.

During this period Salisbury’s Federal Home Loan Bank of Boston (FHLBB) advances decreased by $1 million from scheduled loan repayments.

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

Operating activities for the three-month period ended March 31, 2010 provided net cash of $1.1 million.  Investing activities utilized net cash of $23.9 million, principally to purchase $34.0 million of securities, and fund $2.5 million of net loan advances and $1.1 million in capital expenditures, offset in part by $13.6 million from security repayments, calls and maturities. Financing activities utilized net cash of $745,000, principally for $1.0 million of scheduled FHLB advance repayments and $582,000 of cash dividends, offset in part by $845,000 of net deposit and repurchase agreement inflows.

At March 31, 2010, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 33.4% and exceeded Salisbury's minimum guideline of 30%.

At March 31, 2010, Salisbury had outstanding commitments to fund new loan originations of $3.5 million, construction mortgage commitments of $3.6 million and unused lines of credit of $46.2 million. Salisbury believes that these commitments can be met in the normal course of business.  Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $53.0 million at March 31, 2010, up $668,000 from December 31, 2009. Book value and tangible book value per share were $26.21 and $19.55, respectively, compared with $25.81 and $19.12, respectively, at December 31, 2009. Contributing to the increase in shareholders’ equity for the first quarter of 2010 was net income of $594,000, other comprehensive income of $656,000, less common and preferred stock dividends of $472,000 and $110,000, respectively. Other comprehensive income includes unrealized gains on securities available-for-sale, net of tax, of $644,000 and pension plan income, net of tax, of $656,000.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank are considered to be “well capitalized” for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than banks that are not “well capitalized.” Salisbury and the Bank's regulatory capital ratios are as follows:

	Well	March 31, 2010		December 31, 2009
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	12.75%	10.36%	12.86%	10.40%
Tier 1 Capital (to risk-weighted assets)	6.00	11.81	9.41	11.95	9.48
Tier 1 Capital (to average assets)	5.00	8.40	6.68	8.39	6.70

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

Dividends

During the three month period ended March 31, 2010 Salisbury paid $110,000 in preferred stock dividends to the U.S. Treasury’s TARP CPP, and $472,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 26, 2010 to shareholders of record on May 12, 2010. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

Salisbury's ability to pay cash dividends is substantially dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations.  The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Commissioner of Banking, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

FRB Supervisory Letter SR 09-4, February 24, 2009 revised March 27, 2009 notes that, as a general matter, the board of directors of a bank holding company (“BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2)  the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s participation in the TARP, CPP. These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a TARP participant unless all TARP preferred shares are redeemed or transferred to third parties.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements.  The risks and uncertainties that may effect the operation, performance, development and results of Salisbury’s and Bank’s business include the following:

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2010 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 150 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 100 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 400 basis points for short term rates to 185 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Because income simulations assume that Salisbury’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2009 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2010.

As of March 31, 2010	Months 1-12	Months 13-24
Immediately rising interest rates	(9.70)%	(13.46)%
Immediately falling interest rates	0.17	(1.48)
Gradually rising interest rates	(0.81)	(10.39)

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

As of March 31, 2010 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(143)	$(276)
U.S. Government agency notes	(2,118)	(4,455)
Municipal bonds	(4,125)	(7,883)
Mortgage backed securities	(744)	(1,802)
Collateralized mortgage obligations	(1,789)	(3,287)
SBA pools	(27)	(46)
Total available-for-sale debt securities	$(8,946)	$(17,749)

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to management, including the principle executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 17, 2010	by /s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
Chief Executive Officer

May 17, 2010	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer