Form 10-Q
period 2010-06-30
SALISBURY BANCORP INC
filed 2010-08-09
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes [  ] No [X]
The number of shares of Common Stock outstanding as of August 06, 2010, is 1,687,661.

PART I - FINANCIAL INFORMATION
Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts) unaudited	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,241	$6,248
Interest bearing demand deposits with other banks	15,373	37,050
Total cash and cash equivalents	21,614	43,298
Interest bearing time deposits with other banks	5,000	5,000
Securities
Available-for-sale at fair value	155,423	145,031
Held-to-maturity at amortized cost (fair value: $61 and $62)	59	62
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	513	665
Loans receivable, net (allowance for loan losses: $3,768 and $3,473)	342,130	327,257
Investment in real estate	75	75
Other real estate owned	-	275
Bank premises and equipment, net	11,543	10,434
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,190 and $1,079)	1,353	1,464
Accrued interest receivable	2,251	2,177
Cash surrender value of life insurance policies	3,769	3,685
Deferred taxes	2,432	3,285
Other assets	3,499	3,778
Total Assets	$565,522	$562,347
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$71,255	$70,026
Demand (interest bearing)	57,588	43,845
Money market	74,942	64,477
Savings and other	88,438	86,316
Certificates of deposit	131,767	153,539
Total deposits	423,990	418,203
Repurchase agreements	8,120	11,415
Federal Home Loan Bank of Boston advances	74,946	76,364
Accrued interest and other liabilities	4,077	4,010
Total Liabilities	511,133	509,992
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Shares issued: 8,816;
Liquidation preference: $1,000 per share	-	-
Common stock - $.10 per share par value
Authorized: 3,000,000 and 3,000,000;
Issued: 1,687,661 and 1,686,701	168	168
Common stock warrants outstanding	112	112
Paid-in capital	21,927	21,894
Retained earnings	35,557	35,259
Accumulated other comprehensive loss, net	(3,375)	(5,078)
Total Shareholders' Equity	54,389	52,355
Total Liabilities and Shareholders' Equity	$565,522	$562,347

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
Periods ended June 30, (in thousands except per share amounts) unaudited	2010	2009	2010	2009
Interest income
Interest and fees on loans	$4,601	$4,480	$9,088	$8,962
Interest on debt securities
Taxable	1,033	1,264	1,959	2,596
Tax exempt	559	633	1,119	1,277
Other interest	38	9	84	11
Total interest income	6,231	6,386	12,250	12,846
Interest expense
Deposits	1,125	1,511	2,324	2,995
Repurchase agreements	19	28	46	67
Federal Home Loan Bank of Boston advances	761	769	1,518	1,530
Total interest expense	1,905	2,308	3,888	4,592
Net interest income	4,326	4,078	8,362	8,254
Provision for loan losses	260	315	440	745
Net interest income after provision for loan losses	4,066	3,763	7,922	7,509
Non-interest income
Trust and wealth advisory	491	430	1,036	970
Service charges and fees	525	453	994	851
Gains (losses) on securities, net	1	9	1	436
Gains on sales of mortgage loans, net	141	221	201	304
Mortgage servicing, net	9	30	24	72
Other	89	55	146	192
Total non-interest income, excluding other-than-temporary impairment losses	1,256	1,198	2,402	2,825
Other-than-temporary impairment losses on securities	-	(2,302)	-	(2,302)
Portion of loss recognized in other comprehensive income (before tax)	-	1,174	-	1,174
Net other-than-temporary impairment losses recognized in earnings	-	(1,128)	-	(1,128)
Total non-interest income	1,256	70	2,402	1,697
Non-interest expense
Salaries	1,694	1,596	3,282	3,207
Employee benefits	586	552	1,216	1,132
Premises and equipment	495	466	1,011	957
Data processing	363	330	772	714
Professional fees	455	376	857	733
FDIC insurance	182	420	354	533
Marketing and community support	59	88	121	164
Amortization of intangibles	56	41	111	82
Other	382	495	876	871
Total non-interest expense	4,272	4,364	8,600	8,393
Income (loss) before income taxes	1,050	(531)	1,724	813
Income tax provision (benefit)	172	(348)	251	(85)
Net income (loss)	$878	$(183)	$1,473	$898
Net income (loss) available to common shareholders	$763	$(318)	$1,243	$764

Basic and diluted earnings (loss) per share	$0.45	$(0.19)	$0.74	$0.45
Common dividends per share	0.28	0.28	0.56	0.28

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
(dollars in thousands)	Shares	Amount	Preferred Stock	Warrants	Paid-in capital	Retained earnings	Accumulated other comp- rehensive loss	Total share- holders' equity
Balances at December 31, 2009	1,686,701	$168	$-	$112	$21,894	$35,259	$(5,078)	$52,355
Net income for year	-	-	-	-	-	1,473	-	1,473
Other comprehensive income, net of tax	-	-	-	-	-	-	1,703	1,703
Total comprehensive income								3,176
Issuance of preferred stock and warrants	-	-	-	-	-	-	-	-
Amortization (accretion) of preferred stock	-	-	-	-	10	(10)	-	-
Common stock dividends declared	-	-	-	-	-	(945)	-	(945)
Preferred stock dividends paid	-	-	-	-	-	(220)	-	(220)
Issuance of common stock for
directors fees	960	-	-	-	23	-	-	23
Balances at June 30, 2010	1,687,661	$168	$-	$112	$21,927	$35,557	$(3,375)	$54,389

Balances at December 31, 2008	1,685,861	168	-	-	13,158	34,518	(8,905)	38,939
Net income for year	-	-	-	-	-	898	-	898
Other comprehensive income, net of tax	-	-	-	-	-	-	(129)	(129)
Total comprehensive income								769
Issuance of preferred stock and warrants	-	-	-	112	8,704	-	-	8,816
Amortization (accretion) of preferred stock	-	-	-	-	3	(3)	-	-
Common stock dividends declared	-	-	-	-	-	(472)	-	(472)
Preferred stock dividends paid	-	-	-	-	-	(76)	-	(76)
Issuance of common stock for
directors fees	840	-	-	-	19	-	-	19
Balances at June 30, 2009	1,686,701	$168	$-	$112	$21,884	$34,865	$(9,034)	$47,995

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, (in thousands)	2010	2009
Operating Activities
Net income	$1,473	$898
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	305	268
Bank premises and equipment	396	351
Core deposit intangible	111	82
Mortgage servicing rights	74	88
Fair value adjustment on loans	22	24
Fair value adjustment on deposits and borrowings	-	(54)
(Gains) and losses
Sales and calls of securities available-for-sale, net	(1)	(436)
Write down of available-for-sale securities	-	1,128
Provision for loan losses	440	745
Decrease in loans held-for-sale	152	2,103
Increase in deferred loan origination fees and costs, net	(44)	(7)
Mortgage servicing rights originated	(112)	(236)
Decrease in mortgage servicing rights impairment reserve	(5)	(89)
Increase in unearned income on loans	-	6
(Increase) decrease in interest receivable	(74)	332
Deferred tax (benefit) expense	(42)	105
Decrease in prepaid expenses	415	65
Increase in cash surrender value of life insurance policies	(84)	(170)
Increase in income tax receivable	(194)	(373)
Decrease (increase) in other assets	40	(59)
Increase (decrease) in accrued expenses	46	(326)
(Decrease) increase in interest payable	(85)	38
Increase in other liabilities	130	226
Issuance of shares for directors’ fee	23	19
Net cash provided by operating activities	2,986	4,728
Investing Activities
Purchase of interest-bearing time deposits with other banks	-	(5,000)
Purchase of Federal Home Loan Bank stock	-	(420)
Purchases of securities available-for-sale	(37,987)	(78,868)
Proceeds from sales of securities available-for-sale	-	33,679
Proceeds from calls of securities available-for-sale	12,190	27,991
Proceeds from maturities of securities available-for-sale	17,645	-
Proceeds from maturities of securities held-to-maturity	3	2
Loan originations and principle collections, net	(15,029)	2,083
Purchases of loans	-	(76)
Recoveries of loans previously charged-off	14	16
Capital expenditures	(1,416)	(1,477)
Net cash utilized by investing activities	$(24,580)	$(22,070)

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2010	2009
Financing Activities
Increase in deposit transaction accounts, net	$27,560	$28,693
(Decrease) increase in time deposits, net	(21,772)	28,415
Decrease in securities sold under agreements to repurchase, net	(3,295)	(877)
Federal Home Loan Bank of Boston advances	-	12,000
Principle payments on Federal Home Loan Bank of Boston advances	(1,418)	(1,807)
Decrease in short term Federal Home Loan Bank of Boston advances, net	-	(20,878)
Proceeds from issuance of preferred and common stock	-	8,819
Common stock dividends paid	(945)	(944)
Preferred stock dividends paid	(220)	(79)
Net cash (utilized) provided by financing activities	(90)	53,342
Net (decrease) increase in cash and cash equivalents	(21,684)	36,000
Cash and cash equivalents, beginning of period	43,298	9,659
Cash and cash equivalents, end of period	$21,614	$45,659
Cash paid during period
Interest	$3,973	$4,555
Income taxes	79	183
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the statements of income, shareholder’s equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with generally accepted accounting principles.  In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2009 Annual Report on Form 10-K for the period ended December 31, 2009.

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

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Acquisition

Salisbury assumed approximately $11 million in deposits and acquired approximately $2.5 million in loans and the branch office located at 10 Granite Ave., Canaan, Connecticut from Webster Bank, National Association, as of the close of business on December 4, 2009. Salisbury recorded a core deposit intangible of $463,000 for deposits assumed.

NOTE 2 - SECURITIES

The composition of securities is as follows:

	Amortized	Gross un-	Gross un-	Fair
(in thousands)	cost (1)	realized gains	realized losses	value
June 30, 2010
Available-for-sale
U.S. Treasury notes	$4,999	$180	$-	$5,179
U.S. Government Agency notes	43,603	609	-	44,212
Municipal bonds	51,830	129	(4,098)	47,861
Mortgage backed securities
U.S. Government Agencies	24,106	693	(110)	24,689
Collateralized mortgage obligations
U.S. Government Agencies	5,082	5	(13)	5,074
Non-agency	22,276	812	(1,585)	21,503
SBA bonds	5,682	44	-	5,726
Corporate bonds	1,084	49	-	1,133
Preferred Stock	20	26	-	46
Total securities available-for-sale	$158,682	$2,547	$(5,806)	$155,423
Held-to-maturity
Mortgage backed security	$59	$2	$-	$61
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
December 31, 2009
Available-for-sale
U.S. Treasury bills	$1,999	$1	$-	$2,000
U.S. Government Agency notes	24,833	125	(126)	24,832
Municipal bonds	51,775	113	(4,735)	47,153
Mortgage backed securities
U.S. Government Agencies	33,535	535	(143)	33,927
Collateralized mortgage obligations
U.S. Government Agencies	5,696	-	(58)	5,638
Non-agency	25,317	433	(2,121)	23,629
SBA bonds	6,581	59	-	6,640
Corporate bonds	1,079	49	-	1,128
Preferred Stock	20	64	-	84
Total securities available-for-sale	$150,835	$1,379	$(7,183)	$145,031
Held-to-maturity
Mortgage backed security	$62	$-	$-	$62
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Sales of securities available-for-sale and gains realized are as follows:

	Three months		Six months
Period ended June 30, (in thousands)	2010	2009	2010	2009
Proceeds	$-	$1,314	$-	$22,233
Gains realized	-	1	-	416
Losses realized	-	-	-	8
Net gains (losses) realized	-	(1,119)	1	408
Income tax (benefit) / provision	-	(380)	-	139

Included in non-agency Collateralized Mortgage Obligations (“CMOs”) are seven securities issued by Wells Fargo with an aggregate amortized cost basis and fair value of $5,870,000 and $5,044,000, respectively, that exceeded 10% of shareholders’ equity as of June 30, 2010.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	losses	value	losses	value	losses
June 30, 2010
Available-for-sale
U.S. Government Agency notes	$-	$-	$-	$-	$-	$-
Municipal Bonds	10,357	279	30,785	3,820	41,142	4,099
Mortgage backed securities	1,314	1	1,292	108	2,606	109
Collateralized mortgage obligations
U.S. Government Agencies	2,505	13	-	-	2,505	13
Non-agency	1,665	26	5,442	402	7,107	428
Total temporarily impaired securities	15,841	319	37,519	4,330	53,360	4,649
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	-	-	3,940	1,157	3,940	1,157
Total temporarily impaired and other-than-
temporarily impaired securities	$15,841	$319	$41,459	$5,487	$57,300	$5,806

Salisbury evaluates its individual available-for-sale investment securities for OTTI on at least a quarterly basis. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not, that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

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

Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2010 to assess whether any of the securities were OTTI. Salisbury uses a third party provider to generate cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity.

During 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized credit losses of $1,128,000. Salisbury judged all other CMO securities not to be OTTI as of June 30, 2010. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

Salisbury does not intend to sell the securities, which it has judged to be OTTI, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. For the remainder of Salisbury’s securities portfolio that have experienced decreases in the fair value, the decline is considered to be temporary as Salisbury expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities.

Securities for which an OTTI has been recognized are as follows:

(in thousands)	June 30, 2010	December 31, 2009
Non-Agency CMOs
Total OTTI losses (unrealized and realized)	$-	$2,302
Less: unrealized OTTI recognized in other comprehensive loss	-	1,174
Net impairment losses recognized in earnings	$-	$1,128

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June (in thousands)	2010	2009
Balance, beginning of period	$1,128	$-
Amounts related to the credit component on debt securities in which OTTI was not previously recognized	-	1,128
Balance, end of period	$1,128	$1,128

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

(in thousands)	June 30, 2010	December 31, 2009
Loans receivable, net
Real estate mortgages:
Residential	$169,088	$163,863
Commercial	80,347	70,066
Construction, land & land development	28,874	31,011
Home equity credit	33,193	33,099
Total mortgage loans	311,502	298,039
Commercial and industrial	28,255	26,400
Consumer	5,078	5,436
Other	370	269
Total loans, gross	345,205	330,144
Deferred loan origination fees and costs, net	693	586
Allowance for loan losses	(3,768)	(3,473)
Total loans, net	$342,130	$327,257
Loans held-for-sale
Residential mortgages	$513	$665

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2010	2009	2010	2009
Balance, beginning of period	$3,649	$3,005	$3,473	$2,724
Provision for losses	260	315	440	745
Charge-offs	(149)	(16)	(159)	(176)
Recoveries	8	5	14	16
Balance, end of period	$3,768	$3,309	$3,768	$3,309

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

Mortgage Servicing Rights

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

(in thousands)	June 30, 2010	December 31, 2009
Residential mortgage loans serviced for others	$78,119	$72,962
Fair value of mortgage servicing rights	517	473
Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2010	2009	2010	2009
Loan Servicing Rights
Balance, beginning of period	$424	$255	$427	$227
Originated	84	175	112	236
Amortization (1)	(43)	(55)	(74)	(88)
Balance, end of period	465	375	465	375
Valuation Allowance
Balance, beginning of period	(28)	(77)	(30)	(118)
Decrease (increase) in impairment reserve (1)	4	48	6	89
Balance, end of period	(24)	(29)	(24)	(29)
Loan servicing rights, net	$441	$346	$441	$346
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

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

(in thousands)	June 30, 2010	December 31, 2009
Non-accrual loans, excluding troubled debt restructured loans	$5,326	$5,098
Non-accrual troubled debt restructured loans	5,868	2,341
Accruing troubled debt restructured loans	5,514	4,566
Total impaired loans	$16,708	$12,005
Requiring valuation allowance	$5,050	$3,388
Not requiring valuation allowance	11,658	8,617
Total impaired loans	$16,708	$12,005
Valuation allowance	$527	$388
Commitments to lend additional amounts to impaired borrowers	-	-

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	June 30, 2010	December 31, 2009
Securities available-for-sale (at fair value)	$56,162	$63,097
Loans receivable	109,960	104,960
Total pledged assets	$166,122	$168,057

At June 30, 2010, securities were pledged as follows: $43.9 million to secure public deposits and Treasury Tax and Loan deposits, $8.4 million to secure repurchase agreements and $3.8 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The calculation of earnings per share is as follows:

	Three months		Six months
Periods ended June 30, (in thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss)	$878	$(183)	$1,473	$898
Preferred stock net accretion	5	-	10	3
Preferred stock dividends paid	110	135	220	131
Net income (loss) available to common shareholders	$763	$(318)	$1,243	$764
Weighted average common stock outstanding - basic	1,687	1,686	1,687	1,686
Weighted average common and common equivalent stock outstanding- diluted	1,687	1,686	1,687	1,686
Earnings (loss) per common and common equivalent share
Basic	$0.43	$(0.19)	$0.74	$0.45
Diluted	0.43	(0.19)	0.74	0.45

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2010, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized".  The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital (to risk-weighted assets)
Salisbury	$50,393	13.39%	$30,108	8.0%	n/a	-
Bank	40,817	10.88	30,042	8.0	$37,553	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,582	12.38	15,054	4.0	n/a	-
Bank	36,712	9.86	15,613	4.0	23,420	6.0
Tier 1 Capital (to average assets)
Salisbury	46,582	8.35	22,318	4.0	n/a	-
Bank	37,006	6.63	22,318	4.0	27,898	5.0
June 30, 2009
Total Capital (to risk-weighted assets)
Salisbury	49,467	14.27	27,733	8.0	n/a	-
Bank	39,776	10.92	26,150	8.0	36,437	10.0
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,118	13.30	13,867	4.0	n/a	-
Bank	36,427	10.00	14,575	4.0	21,862	6.0
Tier 1 Capital (to average assets)
Salisbury	46,118	9.02	20,452	4.0	n/a	-
Bank	36,427	7.12	20,452	4.0	25,565	5.0

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

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2010	2009	2010	2009
Service cost	$74	$107	$174	$214
Interest cost on benefit obligation	89	101	180	202
Expected return on plan assets	(98)	(90)	(198)	(180)
Amortization of prior service cost	-	-	-	-
Amortization of net loss	16	33	34	65
Net periodic benefit cost	$81	$151	$190	$301

Salisbury’s 401(k) Plan contribution expense was $41,000 and $30,000, respectively, for the three month periods ended June 30, 2010 and 2009. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $12,000 and $11,000, respectively, for the three month periods ended June 30, 2010 and 2009.

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

The components of comprehensive income (loss) are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2010	2009	2010	2009
Net income (loss)	$878	$(183)	$1,473	$898
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	1,570	2,538	2,545	701
Reclassification of net realized gains in net income	1	427	1	(961)
Unrealized gains (losses) on securities available-for-sale	1,571	2,965	2,546	(260)
Income tax (expense) benefit	(534)	(1,008)	(866)	88
Unrealized gains (losses) on securities available-for-sale, net of tax	1,037	1,957	1,680	(172)
Pension plan income	17	32	35	65
Income tax expense	(6)	(11)	(12)	(22)
Pension plan income, net of tax	11	21	23	43
Other comprehensive income (loss), net of tax	1,048	1,978	1,703	(129)
Comprehensive income (loss)	$1,926	$(1,795)	$3,176	$769

The components of accumulated other comprehensive loss is as follows:

(in thousands)	June 30, 2010	December 31, 2009
Unrealized losses on securities available-for-sale, net of tax	$(2,151)	$(3,831)
Unrecognized pension plan expense, net of tax	(1,224)	(1,247)
Accumulated other comprehensive loss, net	$(3,375)	$(5,078)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of Salisbury’s financial assets and financial liabilities carried at fair value for December 31, 2009 and June 30, 2010.

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

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted prices in Active markets for Identical assets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2010	Level 1	Level 2	Level 3
Items Measured at Fair Value
Recurring basis
Securities available-for-sale	$155,423	$46	$155,377	$-
Non-recurring basis
Impaired loans	4,523	-	4,523	-

Fair Value Measurements using significant unobservable inputs
Level 3
Three months ended June 30, 2010 (in thousands)	Securities available-for-sale	Impaired Loans	Total
Balance, beginning of period	$-	$51	$51
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-
Included in other comprehensive income	-	-	-
Principal paydowns of securities, net of accretion	-	-	-
Transfers in and/or out of Level 3	-	(51)	(51)
Balance, end of period	$-	$-	$-
Amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-

Carrying values and estimated fair values of financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial Assets
Cash and due from banks	$21,614	$21,614	$43,298	$43,298
Interest bearing time deposits with other banks	5,000	5,000	5,000	5,000
Securities available-for-sale	155,423	155,423	145,031	145,031
Security held-to-maturity	59	62	62	62
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	513	517	665	670
Loans receivable net	342,130	335,025	327,257	321,882
Accrued interest receivable	2,251	2,251	2,177	2,177
Financial Liabilities
Demand (non-interest-bearing)	$71,255	$71,255	$70,026	$70,026
Demand (interest-bearing)	57,588	57,588	43,845	43,845
Money market	74,942	74,942	64,477	64,477
Savings and other	88,438	88,438	86,316	86,316
Certificates of deposit	131,767	132,434	153,539	155,441
Total deposits	$423,990	$424,657	$418,203	$420,105
FHLBB advances	74,946	80,061	76,364	80,830
Repurchase agreements	8,120	8,120	11,415	11,415
Accrued interest payable	438	438	523	523

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2010 and 2009
Overview

Net income available to common shareholders was $763,000, or $0.45 per common share, for the second quarter ended June 30, 2010 (second quarter 2010) compared with $479,000, or $0.28 per common share, for the first quarter ended March 31, 2010 (first quarter 2010), and a net loss of $(318,000), or $(0.19) per common share, for the second quarter ended June 30, 2009 (second quarter 2009).

Net income available to common shareholders for second quarter 2010 and second quarter 2009 is net of preferred stock accretion and dividends of $115,000 and $135,000 respectively.

Selected second quarter 2010 highlights:

•
Net interest income increased $290,000, or 7%, versus first quarter 2010, and $248,000, or 6%, versus second quarter 2009, reflecting improvement in the net interest margin versus first quarter 2010 and growth in earning assets versus second quarter 2009.

•	Non-interest income increased $110,000, or 10%, versus first quarter 2010 and $1,186,000 versus second quarter 2009. Included in second quarter 2009 were impairment losses on securities of $1,128,000.

•	Provision for loan losses increased $80,000 versus first quarter 2010 and decreased $55,000 versus second quarter 2009.

•	Gross loans receivable increased $12.6 million, or 4%, versus first quarter 2010 and $48.2 million, or 16%, versus second quarter 2009.

•
Deposits increased $1.5 million, or 0.3%, versus first quarter 2010 and $22.0 million, or 5%, versus second quarter 2009. In December 2009, Salisbury assumed $11 million in deposits with the purchase of Webster Bank’s Canaan branch.

•
Non-performing assets were $11.5 million, or 2.03% of total assets, at June 30, 2010, down $0.8 million from March 31, 2010 and up $3.8 million from December 31, 2009. Loans receivable 30 days or more past due were $8.1 million, or 2.33% of gross loans, at June 30, 2010, down $3.8 million from March 31, 2010 and down $0.4 million from December 31, 2009.

Net Interest Income

Net interest income for second quarter 2010 increased $248,000, or 6%, compared with second quarter 2009. Average total deposits increased $36 million or 9%, from June 30, 2009 to June 30, 2010, facilitating an increase in average earning assets of $29 million, or 6%. The net interest margin (tax equivalent net interest income) declined 3 basis points to 3.41% compared with 3.44% a year ago.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Loans (a)	$338,175	$299,292	$4,601	$4,480	5.44%	5.99%
Securities (c)(d)	166,413	167,541	1,852	2,191	4.45	5.23
FHLBB stock	6,032	5,483	-	-	-	-
Short term funds (b)	27,339	36,171	38	9	0.56	0.10
Total earning assets	537,959	508,487	6,491	6,680	4.83	5.25
Other assets	32,319	23,593
Total assets	$570,278	$532,080
Interest-bearing demand deposits	$54,397	$29,531	153	50	1.13	0.68
Money market accounts	75,002	67,070	105	162	0.56	0.97
Savings and other	89,168	80,371	142	180	0.64	0.90
Certificates of deposit	140,311	148,643	726	1,119	2.07	3.01
Total interest-bearing deposits	358,878	325,615	1,126	1,511	1.26	1.86
Repurchase agreements	9,730	9,538	19	28	0.78	1.17
FHLBB advances	75,087	77,604	761	769	4.05	3.96
Total interest-bearing liabilities	443,695	412,757	1,906	2,308	1.72	2.24
Demand deposits	68,907	65,712
Other liabilities	3,662	4,909
Shareholders’ equity	54,014	48,702
Total liabilities & shareholders’ equity	$570,278	$532,080
Net interest income			$4,585	$4,372
Spread on interest-bearing funds					3.11	3.02
Net interest margin (e)					3.41	3.44
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $260,000 and $294,000, respectively for 2010 and 2009 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax equivalent interest due to volume and rate.

	Three months
Periods ended June 30, (in thousands)	2010 versus 2009
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$556	$(435)	$121
Securities	(14)	(325)	(339)
Short term funds	(7)	36	29
Total	535	(724)	(189)
Interest-bearing liabilities
Deposits	35	(421)	(386)
Repurchase agreements	-	(9)	(9)
FHLBB advances	(25)	17	(8)
Total	10	(413)	(403)
Net change in net interest income	$525	$(311)	$214

Interest Income

Tax equivalent interest income decreased $189,000, or 2.9%, to $6.5 million for second quarter 2010 as compared with second quarter 2009.  Loan income increased $121,000, or 2.7%, primarily due to an increase in average loans, which was partially offset by the decline in the average loan yield due to lower market interest rates on new loan origination, re-financing and adjustable rate re-pricing activity.

Tax equivalent income from securities decreased $339,000, or 15.5%, for second quarter 2010 as compared with second quarter 2009, as a result of a lower average yield, down 78 basis points, and a $1.1 million, or 0.67%, decrease in average volume. The lower yield was due to lower market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. Income from government-guaranteed and government-sponsored mortgage backed securities owned at average prices above par were negatively impacted during second quarter 2010 by increased prepayments that are believed to relate to the agencies repurchases delinquent loans in 2010.

Income from short term funds increased $29,000 for second quarter 2010 as compared with second quarter 2009 as a result of shifting the short term funds into instruments with higher yields.

Interest Expense

Interest expense decreased $402,000, or 17.4%, to $1.9 million for second quarter 2010 as compared with second quarter 2009.

Interest on deposit accounts decreased $385,000, or 25.5%, as a result of a lower average rate, down 60 basis points to 1.26%, offset in part by a $33.2 million, or 10.2%, increase in the average balance. The lower average rate was due to lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth and deposits assumed with the December 2010 Canaan branch purchase.

Interest expense on FHLBB advances decreased $8,000 as a result of lower average borrowings, down $2.5 million, offset in part by a higher average borrowing rate, up 9 basis points as compared with 2009.

Provision and Allowance for Loan Losses

The provision for loan losses was $260,000 for the second quarter of 2010, compared with $315,000 for the second quarter of 2009. Net loan charge-offs were $141,000 and $12,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months		Six months
Periods ended June 30, (dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$3,649	$3,006	$3,473	$2,724
Provision (benefit) or loan losses	260	315	440	745
Charge-offs
Real estate mortgages	(135)	-	(135)	(50)
Commercial & industrial	-	-	-	(75)
Consumer	(14)	(17)	(24)	(51)
Total charge-offs	(149)	(17)	(159)	(176)
Recoveries
Real estate mortgages	-	-	-	-
Commercial & industrial	-	-	-	4
Consumer	8	5	14	12
Total recoveries	8	5	14	16
Net (charge-offs) recoveries	(141)	(12)	(145)	(160)
Balance, end of period	$3,768	$3,309	$3,768	$3,309
Loans receivable, gross			$345,898	$297,673
Non-performing loans			11,520	6,707
Accruing loans past due 30-89 days			830	4,024
Ratio of allowance for loan losses:
to loans receivable, gross			1.09%	1.11%
to non-performing loans			32.71	49.34
Ratio of non-performing loans to loans receivable, gross			3.33	2.25
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.24	1.35

Including second quarter 2010 gross loan growth of $12.6 million, reserve coverage at June 30, 2010, as measured by the ratio of the allowance for loan losses to gross loans, remained relatively unchanged at 1.09%, compared with 1.10% at March 31, 2010, 1.05% at December 31, 2009 and 1.11% a year ago at June 30, 2009. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.8 million in second quarter 2010 versus first quarter 2010 to $11.5 million, or 3.33% of gross loans receivable, and accruing loans past due 30-89 days decreased $4.5 million to $.8 million, or .24% of gross loans receivable. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Salisbury determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience.  Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures.  Management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved against both total loans and non-performing loans at June 30, 2010.

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

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Gains on securities, net	$1	$9	$(8)	(88.89)%
Trust and wealth advisory fees	491	430	61	14.19
Service charges and fees	525	453	72	15.89
Gains on sales of mortgage loans, net	141	221	(80)	(36.20)
Mortgage servicing, net	9	30	(21)	(70.00)
Other	89	55	34	61.82
Total non-interest income, excluding other-than-temporary impairment losses	1,256	1,198	58	4.84
Net other-than-temporary impairment losses recognized in earnings	-	(1,128)	1,128	100.00
Total non-interest income	$1,256	$70	$1,186	1,694.29

Non-interest income for second quarter 2010 increased $1,186,000 due to the inclusion in second quarter 2009 of an impairment loss of $1,128,000 on non-agency collateralized mortgage obligations (“CMOs”). Excluding this impairment loss, non-interest income increased $58,000 versus second quarter 2009. Income from sales of mortgage loans decreased $80,000 due to lower loan sales. Loan sales were $5.2 million and $19.8 million, respectively, for the 2010 and 2009 quarterly periods. Service fees and charges increased $72,000, or 16%, due to higher interchange, overdraft and other fees. Trust and Wealth Advisory revenues increased $61,000, or 15%. Other income increased $34,000, due to the inclusion in second quarter 2010 of a $29,000 gain from the sale of surplus real estate.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Salaries	$1,694	$1,596	$98	6.14%
Employee benefits	586	552	34	6.16
Premises and equipment	495	466	29	6.22
Data processing	363	330	33	10.00
Professional fees	455	376	79	21.01
FDIC insurance	182	420	(238)	(56.67)
Marketing and community contributions	59	88	(29)	(32.95)
Amortization of intangible assets	56	41	15	36.59
Other	382	495	(113)	(22.83)
Non-interest expense	$4,272	$4,364	$(92)	(2.11)

Non-interest expense for second quarter 2010 decreased $92,000, or 2.1%. Compensation increased $132,000 due to year-over-year merit increases, changes in staffing levels and mix, and benefit plan cost increases. Premises and equipment increased $29,000 due primarily to the opening of the Millerton branch in January 2010, the acquisition of property for the new Sheffield branch, opening on August 2, 2010, and other cost increases. Data processing increased $33,000, reflecting growth in customer accounts and transactional activity. Professional fees increased $79,000 primarily due to project related services. FDIC insurance decreased $238,000 due to the inclusion in second quarter 2009 of a special assessment, partially offset by higher premiums in 2010 from deposit growth. Marketing decreased $29,000 due to lower spending. Amortization of core deposit intangibles increased $15,000 due to the December 2009 branch acquisition. Other operating expenses decreased $113,000 due to lower spending on printing, postage, telecommunications, consumable supplies and other operational items.

Income taxes

The effective income tax rates for second quarter 2010 and second quarter 2009 were 16.38% and (65.52)%, respectively. Second quarter 2009 included a $384,000 tax benefit from the $1,128,000 securities impairment loss. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

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

For the six month periods ended June 30, 2010 and 2009

Overview

Net income available to common shareholders was $1,243,000, or $0.74 per common share,  for the six month period ended June 30, 2010 (year-to-date 2010) compared with $763,000, or $0.45 per common share, for the six month period ended June 30, 2009 (year-to-date 2009).

Net income available to common shareholders for year-to-date 2010 and year-to-date 2009 is net of preferred stock dividends of $230,000 and $134,000.

Net Interest Income

Net interest income for year-to-date 2010 increased $108,000, or 1.3%, compared with year-to-date 2009. Average total deposits increased $48 million or 13%, over the twelve month period, facilitating an increase in average earning assets of $42 million, or 9%. The net interest margin (tax equivalent net interest income) declined 27 basis points to 3.33% compared with 3.60% a year ago.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Loans (a)	$335,774	$300,242	$9,088	$8,962	5.41%	5.97%
Securities (c)(d)	158,444	164,004	3,597	4,465	4.54	5.44
FHLBB stock	6,032	5,404	-	-	-	-
Short term funds (b)	34,006	22,298	84	11	0.49	0.10
Total earning assets	534,256	491,948	12,769	13,438	4.78	5.46
Other assets	32,590	23,848
Total assets	$566,846	$515,796
Interest-bearing demand deposits	$51,792	$27,000	301	64	1.16	0.47
Money market accounts	70,731	65,812	201	367	0.57	1.12
Savings and other	88,410	77,029	285	394	0.64	1.02
Certificates of deposit	144,602	140,387	1,538	2,170	2.13	3.09
Total interest-bearing deposits	355,535	310,228	2,325	2,995	1.31	1.93
Repurchase agreements	11,158	9,533	46	67	0.82	1.41
FHLBB advances	75,418	79,445	1,518	1,530	4.03	3.85
Total interest-bearing liabilities	442,111	399,206	3,889	4,592	1.76	2.30
Demand deposits	67,522	65,147
Other liabilities	3,726	6,021
Shareholders’ equity	53,487	45,422
Total liabilities & shareholders’ equity	$566,846	$515,796
Net interest income			$8,880	$8,846
Spread on interest-bearing funds					3.02	3.16
Net interest margin (e)					3.33	3.60
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $519,000 and $592,000, respectively for 2010 and 2009 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax equivalent interest due to volume and rate.

	Six months
Periods ended June 30, (in thousands)	2010 versus 2009
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,011	$(885)	$126
Securities	(139)	(729)	(868)
Short term funds	17	56	73
Total	889	(1,558)	(669)
Interest-bearing liabilities
Deposits	224	(894)	(670)
Repurchase agreements	9	(30)	(21)
FHLBB advances	(79)	67	(12)
Total	154	(857)	(703)
Net change in net interest income	$735	$(701)	$34

Interest Income

Tax equivalent interest income decreased $669,000, or 5%, to $12.8 million for year-to-date 2010 compared with year-to-date 2009.  Loan income increased $126,000, or 1.4%, primarily due to a $35.5 million, or 11.8%, increase in average loans, offset by a lower average yield, down 56 basis points.  The decline in the average loan yield was due to lower market interest rates on new loan origination, re-financing and adjustable rate re-pricing activity.

Tax equivalent income from securities decreased $868,000, or 19.4%, for year-to-date 2010 compared with year-to-date 2009, as a result of a lower average yield, down 90 basis points, and a $5.6 million, or 3.4%, decrease in average securities. The lower yield was due to lower market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. Income from government-guaranteed and government-sponsored mortgage backed securities owned at average prices above par were negatively impacted by increased prepayments that are believed to relate to the agencies repurchases of delinquent loans in 2010.

Income from short term funds increased $73,000 for year-to-date 2010 as compared with year-to-date 2009 as a result of an $11.7 million increase in average balance and higher yields.

Interest Expense

Interest expense decreased $703,000, or 15.3%, to $3.9 million for year-to-date 2010 as compared with year-to-date 2009.

Interest on deposit accounts and retail repurchase agreements decreased $691,000, or 22.6%, as a result of a lower average rate, down 62 basis points to 1.30%, offset in part by a $46.9 million, or 14.7%, increase in the average balance. The lower average rate was due to lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth and deposits assumed with the December 2010 Canaan branch purchase.

Interest expense on FHLBB borrowings decreased $12,000 due to lower average borrowings, down $4.0 million, offset in part by a higher average borrowing rate, up 18 basis points, due to change in mix.

Provision and Allowance for Loan Losses

The provision for loan losses was $440,000 for year-to-date 2010, compared with $745,000 for year-to-date 2009. Net loan charge-offs were $145,000 and $160,000, for the respective periods.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Gains on securities, net	$1	$436	$(435)	(99.77)%
Trust and wealth advisory fees	1,036	970	66	6.80
Service charges and fees	994	851	143	16.80
Gains on sales of mortgage loans, net	201	304	(103)	(33.88)
Mortgage servicing, net	24	72	(48)	(66.66)
Other	146	192	(46)	(23.96)
Total non-interest income, excluding other-than-temporary impairment losses	2,402	2,825	(423)	(14.97)
Net other-than-temporary impairment losses recognized in earnings	-	(1,128)	1,128	100.00
Total non-interest income	$2,402	$1,697	$705	41.54

Non-interest income for year-to-date 2010 increased $705,000 due to the inclusion in year-to-date 2009 of an impairment loss of $1,128,000 on non-agency CMOs. Excluding this impairment loss, non-interest income decreased $423,000 versus year-to-date 2009. Income from sales of mortgage loans decreased $103,000 due to lower loan sales. Year-to-date loan sales were $9.6 million and $26.7 million, respectively, for the 2010 and 2009 year-to-date periods. Service fees and charges increased $143,000, or 17%, due to higher interchange, overdraft and other fees. Trust and Wealth Advisory revenues increased $66,000, or 7%. Other income decreased $46,000, due to the inclusion in year-to-date 2009 of a $72,000 market adjustment gain from the re-financing of Bank Owned Life Insurance, offset in part by the inclusion in year-to-date 2010 of a $29,000 gain from the sale of surplus real estate.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Salaries	$3,282	$3,207	$75	2.33%
Employee benefits	1,216	1,132	84	7.42
Premises and equipment	1,011	957	54	5.64
Data processing	772	714	58	8.12
Professional fees	857	733	124	16.92
FDIC insurance	354	533	(179)	(33.58)
Marketing and community contributions	121	164	(43)	(26.22)
Amortization of intangible assets	111	82	29	35.37
Other	876	871	5	0.57
Non-interest expense	$8,600	$8,393	$207	2.47

Non-interest expense for year-to-date 2010 increased $207,000, or 2.5%. Compensation increased $159,000 due to year-over-year merit increases, changes in staffing levels and mix, and benefit plan cost increases. Premises and equipment increased $54,000 due primarily to the opening of the Millerton branch in January 2010, the acquisition of property for the new Sheffield branch, opening on August 2, 2010, and other cost increases. Data processing increased $58,000, reflecting growth in customer accounts and transactional activity. Professional fees increased $124,000 primarily due to project related services. FDIC insurance decreased $179,000 due to the inclusion in year-to-date 2009 of a special assessment, partially offset by higher premiums in year-to-date 2010 from deposit growth. Marketing decreased $43,000 due to lower spending. Amortization of core deposit intangibles increased $29,000 due to the December 2009 Canaan branch acquisition. Other operating expenses were substantially unchanged.

Income taxes

The effective income tax rate for year-to-date 2010 was 14.56%, compared with (10.46)% for year-to-date 2009. Year-to-date 2009 included a $384,000 tax benefit from the $1,128,000 securities impairment loss. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $566 million at June 30, 2010, up $3 million from December 31, 2009.  Loans receivable, net, were $342 million at June 30, 2010, up $15 million, or 5%, from December 31, 2009.  Non-performing assets were $11.5 million at June 30, 2010, up $3.8 million from $7.7 million at December 31, 2009. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.09, 1.05% and 1.11%, at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Deposits were $424 million, up $6 million from $418 million at December 31, 2009.

At June 30, 2010, book value and tangible book value per common share were $27.00 and $20.38, respectively. Both Salisbury and the Bank’s regulatory capital ratios remain in compliance with regulatory “well capitalized” requirements. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 8.35% and 13.39%.

Securities and Short Term Funds

Salisbury's debt securities include U.S. Treasury bills and notes, U.S. Government sponsored agency bonds, agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMO”), bank qualified municipal bonds, non-agency CMO’s and Small Business Administration (“SBA”) pools.

Securities available-for-sale were $155.4 million at June 30, 2010, up $10.4 million from December 31, 2009. During the second quarter of 2010, Salisbury purchased $4.0 million of debt securities, including U.S. Treasury notes and U.S. Government sponsored agency bonds. At June 30, 2010, the portfolio had a projected weighted average life of 5.10 years, based on median projected prepayment speeds for MBS and CMO, and likelihood of call for callable securities, at current interest rates.  At June 30, 2010, substantially all securities were classified as available-for-sale.

In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and it recognized credit losses of $1,128,000 by writing down the carrying value of such securities. Salisbury does not intend to sell the securities that it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. No additional OTTI was determined for the quarter ended June 30, 2010 and all other non-agency CMO securities were judged not to be OTTI as of June 30, 2010. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

Salisbury believes that principal and interest on all other debt securities are deemed recoverable. Accumulated other comprehensive income at June 30, 2010 included net unrealized holding losses, net of tax, of $2.2 million that management deems as temporary impairment.

Loans

During the second quarter of 2010, gross loans receivable grew $12.6 million, or 3.8%, to $345.2 million at June 30, 2010, despite soft loan demand and competition for loans in Salisbury’s market area. Second quarter 2010 loan growth compares with loan growth of $2.5 million, or 0.7%, in the first quarter of 2010.

The principal categories of loans receivable are as follows:

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Loans receivable
Real Estate Mortgages
Residential	$169,088	$164,119	$163,863
Commercial	80,347	77,210	70,066
Construction, land & land development	28,874	23,801	31,011
Home equity credit	33,193	32,830	33,099
Total mortgage loans	311,502	297,960	298,039
Commercial and Industrial	28,255	29,162	26,400
Consumer	5,078	5,224	5,436
Other	370	276	269
Total loans, gross	345,205	332,622	330,144
Deferred loan origination costs, net	693	627	586
Allowance for loan losses	(3,768)	(3,649)	(3,473)
Loans receivable, net	$342,130	$329,600	$327,257
Loans held-for-sale
Residential mortgages	$513	$1,176	$665

Loan Credit Quality

Loan credit quality stabilized during the second quarter ended June 30, 2010, following deterioration in the first quarter of 2010, reflecting the weakness in the regional economy. During the second quarter of 2010 non-performing assets decreased $0.8 million to $11.5 million, or 2.04% of assets, compared with $12.3 million, or 2.19% of assets, at March 31, 2010.

During the second quarter of 2010 loans past due 30 days or more decreased $3.8 million to $8.1 million, or 2.3% of loans, at June 30, 2010, compared with $11.9 million, or 3.6% of loans, at March 31, 2010.

Non-Performing Assets

The principal categories of non-performing assets are as follows:

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Real Estate Mortgages
Residential	$2,516	$3,332	$765
Commercial	4,036	4,196	2,226
Construction, land & land development	3,756	3,603	3,535
Home equity credit	365	366	367
Total mortgage loans	10,673	11,497	6,893
Commercial and Industrial	521	564	546
Non-accruing loans	11,194	12,061	7,439
Accruing loans past due 90 days or more	326	3	6
Total non-performing loans	11,520	12,064	7,445
Real estate acquired in settlement of loans	-	275	275
Total non-performing assets	$11,520	$12,339	$7,720

During the second quarter of 2010, $1.6 million of loans were placed on non-accrual status, while $2.4 million of loans were returned to accrual status, following satisfactory performance for a sustained period, and Salisbury’s single foreclosed property was sold. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the sale of the underlying real estate.

Salisbury pursues the resolution of non-performing assets through restructurings, credit enhancements or collections. When attempts to work with a customer to either restructure and bring the loan back to performing, or to simply bring the loan current are unsuccessful, Salisbury will initiate action to either foreclose the property, to acquire it by deed in lieu of foreclosure, or to liquidate business assets.

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Current	$3,546	$5,248	$3,105
Past due 001-029 days	728	315	-
Past due 030-059 days	-	802	349
Past due 060-089 days	1,012	1,321	405
Past due 090-179 days	2,515	1,113	321
Past due 180 days and over	3,719	3,265	3,265
Total non-performing loans	$11,520	$12,064	$7,445

At June 30, 2010, 30.8% of non-accrual loans were current with respect to loan payments, compared with 43.5% at March 31, 2010 and 41.7% at December 31, 2009. Loans past due 180 days include a single $3.0 million residential construction loan relationship.

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

The principal categories of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Real Estate Mortgages
Residential	$673	$662	$2,708
Commercial	1,881	4,384	1,857
Construction, land & land development	2,960	-	-
Accruing troubled debt restructured loans	5,514	5,046	4,565
Real Estate Mortgages
Residential	1,347	2,213	176
Commercial	4,037	3,866	2,008
Construction, land & land development	26	26	-
Commercial and Industrial	458	158	158
Non-accrual troubled debt restructured loans	5,868	6,263	2,342
Total troubled debt restructured loans	$11,382	$11,309	$6,907

During the second quarter of 2010, Salisbury restructured nine loans totaling $2.3 million, of which $0.7 million are accruing and $1.6 million are on non-accrual status. Also during the quarter, $2.1 million of loans were no longer classified as troubled debt restructurings, due to sustained satisfactory performance, and $135,000 of other loans classified as troubled debt restructurings was charged-off. Accruing loans classified as troubled debt restructured loans at March 31, 2010 continue to perform and none were placed on non-accrual status during the quarter.

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Current	$5,058	$4,799	$4,565
Past due 001-029 days	456	247	-
Accruing troubled debt restructured loans	5,514	5,046	4,565
Current	3,244	4,001	1,992
Past due 001-029 days	402	-	-
Past due 030-059 days	-	729	-
Past due 060-089 days	729	1,183	350
Past due 090-179 days	1,108	350	-
Past due 180 days and over	385	-	-
Non-accrual troubled debt restructured loans	5,868	6,263	2,342
Total troubled debt restructured loans	$11,382	$11,309	$6,907

At June 30, 2010 73% of such loans were current with respect to loan payments, down from 78% at March 31, 2010 and 95% at December 31, 2009.

Past Due Loans

Loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Past due 030-059 days	$686	$4,543	$2,821
Past due 060-089 days	144	840	1,272
Past due 090-179 days	326	3	5
Accruing loans	1,156	5,386	4,098
Past due 030-059 days	-	801	349
Past due 060-089 days	1,012	1,321	405
Past due 090-179 days	2,189	1,110	315
Past due 180 days and over	3,719	3,265	3,265
Non-accrual loans	6,920	6,497	4,334
Total loans past due 30 days or greater	$8,076	$11,883	$8,432

During the second quarter of 2010 loans past due 30 days or more decreased $3.8 million to $8.1 million, or 3.2% of gross loans receivable, compared with $11.9 million, or 3.6% of loans, at March 31, 2010. The decrease resulted from improved collection activity. At December 31, 2009, loans past due 30 days or more were $8.4 million, or 2.5% of gross loans receivable.

Potential Problem Loans

Salisbury classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines prescribed by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2010, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the classification of non-accrual or troubled debt restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, restructured, or require increased allowance coverage and provision for loan losses. Salisbury has identified approximately $10.0 million in potential problem commercial loans at June 30, 2010, 74% of which is represented by 6 commercial lending relationships.

Deposits and Borrowings

Deposits grew $5.8 million, or 1%, during year-to-date 2010 to $424 million, while retail repurchase agreements decreased $3.3 million to $8 million.

During this period Salisbury’s Federal Home Loan Bank of Boston (FHLBB) advances decreased by $1.4 million from scheduled loan repayments.

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

Operating activities for year-to-date 2010 provided net cash of $3.0 million.  Investing activities utilized net cash of $24.6 million, principally to fund $38.0 million of securities purchases, $15.0 million of net loan advances and $1.4 million in capital expenditures, related to the new Millerton and Sheffield branches, offset in part by $29.8 million from security repayments, calls and maturities. Financing activities utilized net cash of $0.1 million, principally for $1.4 million of scheduled FHLB advance repayments and $1.2 million of common and preferred stock cash dividends, offset in part by $2.5 million of net deposit and repurchase agreement inflows.

At June 30, 2010, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 31.0% and exceeded Salisbury's minimum guideline of 30%.

At June 30, 2010, Salisbury had outstanding commitments to fund new loans not closed of $2 million and unused lines of credit on existing loans of $49 million. Salisbury believes that these commitments can be met in the normal course of business.  Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $54.4 million at June 30, 2010, up $2.0 million from December 31, 2009. Book value and tangible book value per share were $27.00 and $20.38, respectively, compared with $25.81 and $19.12, respectively, at December 31, 2009. Contributing to the increase in shareholders’ equity for year-to-date 2010 was net income of $1.5 million and other comprehensive income of $1.7 million, less common and preferred stock dividend payments of $1.2 million. Other comprehensive income includes unrealized gains on securities available-for-sale, net of tax, of $1.7 million.

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

	Well	June 30, 2010		December 31, 2009
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	13.39%	10.88%	12.86%	10.40%
Tier 1 Capital (to risk-weighted assets)	6.00	12.38	9.86	11.95	9.48
Tier 1 Capital (to average assets)	5.00	8.35	6.63	8.39	6.70

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

Dividends

During year-to-date 2010 Salisbury paid $220,000 in preferred stock dividends to the U.S. Treasury’s TARP CPP, and $945,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 26, 2010 to shareholders of record on August 12, 2010. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

Salisbury's ability to pay cash dividends is substantially dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law the Bank can not declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations.  The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Commissioner of Banking, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

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

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s participation in the TARP, CPP. These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the second three years Salisbury is a TARP participant unless all TARP preferred shares are redeemed or transferred to third parties.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2010 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 200 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 105 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 225 basis points for short term rates to 175 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Because income simulations assume that Salisbury’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2010 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2010.

As of June 30, 2010	Months 1-12	Months 13-24
Immediately rising interest rates	(9.07)%	(12.88)%
Immediately falling interest rates	0.18	(1.44)
Gradually rising interest rates	0.54	(2.49)

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

Salisbury also monitors the potential change in market value of its available-for-sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to Salisbury’s capital and liquidity position. Results are calculated using analytical techniques and securities data. Available-for-sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2010 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(288)	$(557)
U.S. Government agency notes	(1,298)	(3,046)
Municipal bonds	(4,184)	(8,022)
Mortgage backed securities	(468)	(1,293)
Collateralized mortgage obligations	(879)	(1,738)
SBA pools	(23)	(40)
Total available-for-sale debt securities	$(7,140)	$(14,696)

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Bank is a party defendant, both in its capacity as Salisbury Bank and Trust Company and in its former capacity as the Trustee of the Erling C. Christophersen Revocable Trust, in litigation currently filed in the Connecticut Superior Court within the Judicial District of Stamford.  The other parties to the litigation are the Plaintiff, John R. Christophersen of Norwalk, Connecticut and Defendants, Erling C. Christophersen, of Westport, Connecticut; Bonnie Christophersen of  Westport, Connecticut; Elena Dreiske of Wanetka, Illinois; and People’s United Bank with its principal place of business in Bridgeport, Connecticut.

The litigation involves the ownership of certain real property located within Westport, Connecticut, which was conveyed by the Defendant, Erling Christophersen, to the Erling Christophersen Trust, of which the Bank was a co-Trustee.  Subsequent to this conveyance, the Bank loaned $3,386,609 to the Erling Christophersen Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport real estate referenced above, which was appraised at a value significantly greater than the loan amount.

The claim of the Plaintiff John R. Christophersen is that he had an interest in the real property of which he was wrongfully divested.  He has brought this action seeking restoration of his allegedly divested interest as well as money damages.

In addition to his efforts to restore his alleged interest in the real property, the Plaintiff has made two additional claims directed at the Bank.  He has alleged that by financing the property, and holding it as a co-Trustee, the Bank participated in “stealing” the value of the Plaintiff’s interest in the property.  He has also alleged an implied trust against the Bank alleging that it acquired title to the property adverse to the Plaintiff’s interest and in contravention of the Plaintiffs entitlements, and therefore holds the property in trust for Plaintiff.  The Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title & Insurance Company.  The Bank has resigned as a trustee and is actively defending the case.  The validity of the conveyance to Erling Christophersen is also the subject of a probate proceeding in New York State.  This Connecticut proceeding has been stayed until the New York Court litigation is resolved.  Prior to the resolution, the liquidity of the real estate collateral, which secures the loan, is diminished. To protect its interests, the Bank commenced an action to foreclose on the property on July 14, 2010 in the Connecticut Superior Court within the Judicial District of Stamford.

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

SALISBURY BANCORP, INC.

August 9, 2010	by /s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
Chief Executive Officer

August 9, 2010	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer