Form 10-Q
period 2010-09-30
SALISBURY BANCORP INC
filed 2010-11-15
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐ No ☐

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of November 15, 2010, is 1,687,661.

Item 1.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts) September 30, 2010 unaudited and December 31, 2009 audited	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,119	$6,248
Interest bearing demand deposits with other banks	40,238	37,050
Total cash and cash equivalents	46,357	43,298
Interest bearing time deposits with other banks	5,000	5,000
Securities
Available-for-sale at fair value	150,351	145,031
Held-to-maturity at amortized cost (fair value: $60 and $62)	58	62
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	2,183	665
Loans receivable, net (allowance for loan losses: $3,847 and $3,473)	340,387	327,257
Investment in real estate	75	75
Other real estate owned	-	275
Bank premises and equipment, net	11,896	10,434
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,246 and $1,079)	1,298	1,464
Accrued interest receivable	1,989	2,177
Cash surrender value of life insurance policies	3,812	3,685
Deferred taxes	1,067	3,285
Other assets	3,419	3,778
Total Assets	$583,753	$562,347
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$73,318	$70,026
Demand (interest bearing)	64,082	43,845
Money market	72,557	64,477
Savings and other	91,586	86,316
Certificates of deposit	129,978	153,539
Total deposits	431,521	418,203
Repurchase agreements	16,333	11,415
Federal Home Loan Bank of Boston advances	74,532	76,364
Accrued interest and other liabilities	3,937	4,010
Total Liabilities	526,323	509,992
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Shares issued: 8,816;
Liquidation preference: $1,000 per share	8,733	8,717
Common stock - $.10 per share par value
Authorized: 3,000,000
Issued: 1,687,661 and 1,686,701	168	168
Common stock warrants outstanding	112	112
Paid-in capital	13,200	13,177
Retained earnings	35,915	35,259
Accumulated other comprehensive loss, net	(698)	(5,078)
Total Shareholders' Equity	57,430	52,355
Total Liabilities and Shareholders' Equity	$583,753	$562,347

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
Periods ended September 30, (in thousands except per share amounts) unaudited	2010	2009	2010	2009
Interest income
Interest and fees on loans	$4,693	$4,643	$13,780	$13,606
Interest on debt securities
Taxable	913	1,369	2,872	3,965
Tax exempt	558	635	1,678	1,912
Other interest	42	56	126	67
Total interest income	6,206	6,703	18,456	19,550
Interest expense
Deposits	1,061	1,433	3,385	4,428
Repurchase agreements	25	33	71	100
Federal Home Loan Bank of Boston advances	765	791	2,283	2,322
Total interest expense	1,851	2,257	5,739	6,850
Net interest income	4,355	4,446	12,717	12,700
Provision for loan losses	180	180	620	925
Net interest income after provision for loan losses	4,175	4,266	12,097	11,775
Non-interest income
Trust and wealth advisory	471	463	1,507	1,433
Service charges and fees	581	492	1,576	1,343
Gains (losses) on securities, net	16	-	16	436
Gains on sales of mortgage loans, net	297	83	498	387
Mortgage servicing, net	(52)	3	(28)	76
Other	63	189	208	380
Total non-interest income, excluding other-than-temporary impairment losses	1,376	1,230	3,777	4,055
Other-than-temporary impairment losses on securities	-	-	-	(2,302)
Portion of loss recognized in other comprehensive income (before tax)	-	-	-	1,174
Net other-than-temporary impairment losses recognized in earnings	-	-	-	(1,128)
Total non-interest income	1,376	1,230	3,777	2,927
Non-interest expense
Salaries	1,803	1,840	5,085	5,048
Employee benefits	522	908	1,737	2,040
Premises and equipment	560	510	1,570	1,467
Data processing	308	327	1,080	1,040
Professional fees	403	376	1,260	1,108
FDIC insurance	195	208	549	741
Marketing and community support	79	71	200	236
Amortization of intangibles	56	41	167	123
Other	442	493	1,319	1,364
Total non-interest expense	4,368	4,774	12,967	13,167
Income before income taxes	1,183	722	2,907	1,535
Income tax provision (benefit)	236	2	487	(83)
Net income attributable to Salisbury Bancorp, Inc.	947	720	2,420	1,618
Preferred stock dividends and accretion of preferred stock discount	115	115	347	250
Net income available to common shareholders	$832	$605	$2,073	$1,368

Basic and diluted earnings per share	$0.49	$0.36	$1.23	$0.81
Common dividends per share	0.28	0.28	0.84	0.84

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
(dollars in thousands)	Shares	Amount	Preferred Stock	Warrants	Paid-in capital	Retained earnings	Accumulated other comp- rehensive loss	Total share-holders' equity
Balances at December 31, 2009	1,686,701	$168	$8,717	$112	$13,177	$35,259	$(5,078)	$52,355
Net income for year	-	-	-	-	-	2,420	-	2,420
Other comprehensive income, net of tax	-	-	-	-	-	-	4,380	4,380
Total comprehensive income								6,800
Issuance of preferred stock and warrants	-	-	-	-	-	-	-	-
Accretion of preferred stock discount	-	-	16	-	-	(16)	-	-
Common stock dividends declared	-	-	-	-	-	(1,417)	-	(1,417)
Preferred stock dividends paid	-	-	-	-	-	(331)	-	(331)
Issuance of common stock for
directors fees	960	-	-	-	23	-	-	23
Balances at September 30, 2010	1,687,661	$168	$8,733	$112	$13,200	$35,915	$(698)	$57,430

Balances at December 31, 2008	1,685,861	$168	$-	$-	$13,158	$34,518	$(8,905)	$38,939
Net income for year	-	-	-	-	-	1,618	-	1,618
Other comprehensive income, net of tax	-	-	-	-	-	-	4,216	4,216
Total comprehensive income								5,834
Issuance of preferred stock and warrants	-	-	8,704	112	-	-	-	8,816
Accretion of preferred stock discount	-	-	8	-	-	(8)	-	-
Common stock dividends declared	-	-	-	-	-	(944)	-	(944)
Preferred stock dividends paid	-	-	-	-	-	(186)	-	(186)
Issuance of common stock for
directors fees	840	-	-	-	19	-	-	19
Balances at September 30, 2009	1,686,701	$168	$8,712	$112	$13,177	$34,998	$(4,689)	$52,478

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, (in thousands) unaudited	2010	2009
Operating Activities
Net income	$2,420	$1,618
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	408	392
Bank premises and equipment	632	535
Core deposit intangible	167	123
Mortgage servicing rights	118	127
Fair value adjustment on loans	33	36
Fair value adjustment on deposits and borrowings	-	(54)
(Gains) and losses
Sales and calls of securities available-for-sale, net	(16)	(436)
Write down of available-for-sale securities	-	1,128
Provision for loan losses	620	925
(Increase) decrease in loans held-for-sale	(1,518)	1,141
Increase in deferred loan origination fees and costs, net	(157)	(112)
Mortgage servicing rights originated	(226)	(291)
Increase (decrease) in mortgage servicing rights impairment reserve	51	(90)
Increase in unearned income on loans	-	6
Decrease in interest receivable	188	207
Deferred tax (benefit) expense	(23)	(21)
Decrease (increase) in prepaid expenses	529	(345)
(Increase) decrease in cash surrender value of life insurance policies	(127)	189
Increase in income tax receivable	(291)	(477)
Decrease (increase) in other assets	103	(19)
Increase in accrued expenses	202	115
(Decrease) increase in interest payable	(73)	72
(Decrease) increase in other liabilities	(169)	11
Issuance of shares for directors’ fee	23	19
Net cash provided by operating activities	2,894	4,799
Investing Activities
Purchase of interest-bearing time deposits with other banks	-	(5,000)
Purchase of Federal Home Loan Bank stock	-	(570)
Purchases of securities available-for-sale	(42,987)	(98,738)
Proceeds from sales of securities available-for-sale	-	44,124
Proceeds from calls of securities available-for-sale	20,734	27,991
Proceeds from maturities of securities available-for-sale	23,115	-
Proceeds from maturities of securities held-to-maturity	4	4
Loan originations and principle collections, net	(13,373)	(15,105)
Purchases of loans	-	(76)
Recoveries of loans previously charged-off	21	25
Proceeds from sale of other real estate owned	-	205
Capital expenditures	(2,005)	(2,270)
Net cash utilized by investing activities	$(14,491)	$(49,410)

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine months ended September 30, (in thousands) unaudited	2010	2009
Financing Activities
Increase in deposit transaction accounts, net	$36,879	$34,284
(Decrease) increase in time deposits, net	(23,561)	35,590
Decrease in securities sold under agreements to repurchase, net	4,918	4,259
Federal Home Loan Bank of Boston advances	-	12,000
Principle payments on Federal Home Loan Bank of Boston advances	(1,832)	(2,215)
Decrease in short term Federal Home Loan Bank of Boston advances, net	-	(20,878)
Proceeds from issuance of preferred and common stock	-	8,824
Common stock dividends paid	(1,417)	(1,416)
Preferred stock dividends paid	(331)	(194)
Net cash provided by financing activities	14,656	70,254
Net increase in cash and cash equivalents	3,059	25,643
Cash and cash equivalents, beginning of period	43,298	9,659
Cash and cash equivalents, end of period	$46,357	$35,302
Cash paid during period
Interest	$5,815	$4,555
Income taxes	173	183

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2009 Annual Report on Form 10-K for the period ended December 31, 2009.

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

Impact of New Accounting Pronouncements Issued

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. These standards did not impact Salisbury’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, a company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  This standard did not impact Salisbury’s financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  Salisbury adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 10.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset.” As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Salisbury does not have any loans that are accounted for within a pool under Subtopic 310-30.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
September 30, 2010
Available-for-sale
U.S. Treasury notes	$5,000	$393	$-	$5,393
U.S. Government Agency notes	40,604	662	-	41,266
Municipal bonds	51,302	599	(1,797)	50,104
Mortgage backed securities
U.S. Government Agencies	20,751	597	(1)	21,347
Collateralized mortgage obligations
U.S. Government Agencies	4,842	38	-	4,880
Non-agency	20,590	779	(629)	20,740
SBA bonds	5,375	74	-	5,449
Corporate bonds	1,087	49	-	1,136
Preferred Stock	20	16	-	36
Total securities available-for-sale	$149,571	$3,207	$(2,427)	$150,351
Held-to-maturity
Mortgage backed security	$58	$2	$-	$60
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
December 31, 2009
Available-for-sale
U.S. Treasury bills	$1,999	$1	$-	$2,000
U.S. Government Agency notes	24,833	125	(126)	24,832
Municipal bonds	51,775	113	(4,735)	47,153
Mortgage backed securities
U.S. Government Agencies	33,535	535	(143)	33,927
Collateralized mortgage obligations
U.S. Government Agencies	5,696	-	(58)	5,638
Non-agency	25,317	433	(2,121)	23,629
SBA bonds	6,581	59	-	6,640
Corporate bonds	1,079	49	-	1,128
Preferred Stock	20	64	-	84
Total securities available-for-sale	$150,835	$1,379	$(7,183)	$145,031
Held-to-maturity
Mortgage backed security	$62	$-	$-	$62
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032

(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Sales of securities available-for-sale and gains realized are as follows:

	Three months		Nine months
Period ended September 30, (in thousands)	2010	2009	2010	2009
Proceeds	$-	$-	$-	$22,233
Gains realized	-	-	-	416
Losses realized	-	-	-	8
Net gains realized	-	-	-	408
Income tax provision	-	-	-	139

Included in non-agency Collateralized Mortgage Obligations (“CMOs”) are seven securities issued by Wells Fargo with an aggregate amortized cost basis and fair value of $7,031,000 and $7,220,000, respectively, that exceeded 10% of shareholders’ equity as of September 30, 2010.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (“OTTI”) has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Totals
(in thousands)	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2010
Available-for-sale
U.S. Government Agency notes	$-	$-	$-	$-	$-	$-
Municipal Bonds	-	-	16,798	1,797	16,798	1,797
Mortgage backed securities	470	1	-	-	470	1
Collateralized mortgage obligations
U.S. Government Agencies	-	-	-	-	-	-
Non-agency	36	27	8,026	602	8,062	629
Total temporarily impaired securities	506	28	24,824	2,399	25,330	2,427
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	-	-	-	-	-	-
Total temporarily impaired and other-than-
temporarily impaired securities	$506	$28	$24,824	$2,399	$25,330	$2,427

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

Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2010 to assess whether any of the securities were OTTI. Salisbury uses a third party provider to generate cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity.

During 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized credit losses of $1,128,000. Salisbury judged all other CMO securities not to be OTTI as of September 30, 2010. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

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

Securities for which an OTTI has been recognized are as follows:

(in thousands)	September 30, 2010	December 31, 2009
Non-Agency CMOs
Total OTTI losses (unrealized and realized)	$-	$2,302
Less: unrealized OTTI recognized in other comprehensive loss	-	1,174
Net impairment losses recognized in earnings	$-	$1,128

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2010	2009
Balance, beginning of period	$1,128	$-
Amounts related to the credit component on debt securities in which OTTI was not previously recognized	-	1,128
Balance, end of period	$1,128	$1,128

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

(in thousands)	September 30, 2010	December 31, 2009
Loans receivable, net
Real estate mortgages:
Residential	$166,251	$163,863
Commercial	81,379	70,066
Construction, land & land development	30,519	31,011
Home equity credit	33,443	33,099
Total mortgage loans	311,592	298,039
Commercial and industrial	26,655	26,400
Consumer	5,024	5,436
Other	220	269
Total loans, gross	343,491	330,144
Deferred loan origination fees and costs, net	743	586
Allowance for loan losses	(3,847)	(3,473)
Total loans, net	$340,387	$327,257
Loans held-for-sale
Residential mortgages	$2,183	$665

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2010	2009	2010	2009
Balance, beginning of period	$3,768	$3,309	$3,473	$2,724
Provision for losses	180	180	620	925
Charge-offs	(109)	(69)	(268)	(245)
Recoveries	8	9	22	25
Balance, end of period	$3,847	$3,429	$3,847	$3,429

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

Mortgage Servicing Rights

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

(in thousands)	September 30, 2010	December 31, 2009
Residential mortgage loans serviced for others	$78,119	$72,962
Fair value of mortgage servicing rights	517	473

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2010	2009	2010	2009
Loan Servicing Rights
Balance, beginning of period	$465	$375	$427	$227
Originated	115	56	226	291
Amortization (1)	(45)	(39)	(118)	(126)
Balance, end of period	535	392	535	392
Valuation Allowance
Balance, beginning of period	(24)	(29)	(30)	(118)
Decrease (increase) in impairment reserve (1)	(57)	0	(51)	89
Balance, end of period	(81)	(29)	(81)	(29)
Loan servicing rights, net	$454	$363	$454	$363

(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

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

(in thousands)	September 30, 2010	December 31, 2009
Non-accrual loans, excluding troubled debt restructured loans	$5,077	$5,098
Non-accrual troubled debt restructured loans	5,745	2,341
Accruing troubled debt restructured loans	4,448	4,566
Total impaired loans	$15,270	$12,005
Requiring valuation allowance	$4,613	$3,388
Not requiring valuation allowance	10,657	8,617
Total impaired loans	$15,270	$12,005
Valuation allowance	$515	$388
Commitments to lend additional amounts to impaired borrowers	-	-

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	September 30, 2010	December 31, 2009
Securities available-for-sale (at fair value)	$62,695	$63,097
Loans receivable	105,332	104,960
Total pledged assets	$168,027	$168,057

At September 30, 2010, securities were pledged as follows: $45.5 million to secure public deposits and Treasury Tax and Loan deposits, $13.7 million to secure repurchase agreements and $3.5 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Three months		Nine months
Periods ended September 30, (in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$947	$720	$2,420	$1,618
Preferred stock net accretion	5	5	16	8
Preferred stock dividends paid and accrued	110	110	331	242
Net income available to common shareholders	$832	$605	$2,073	$1,368
Weighted average common stock outstanding - basic	1,686	1,686	1,686	1,686
Weighted average common and common equivalent stock outstanding- diluted	1,686	1,686	1,686	1,686
Earnings per common and common equivalent share
Basic	$0.49	$0.36	$1.23	$0.81
Diluted	0.49	0.36	1.23	0.81

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of September 30, 2010, that Salisbury and the Bank meet all of their capital adequacy requirements.

Salisbury and the Bank were classified, as of their most recent notification, as "well capitalized".  Their actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital (to risk-weighted assets)
Salisbury	$50,887	13.87%	$29,345	8.0%	n/a	-
Bank	41,300	11.29	29,258	8.0	$36,572	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	47,001	12.81	14,672	4.0	n/a	-
Bank	37,415	10.23	14,629	4.0	21,943	6.0
Tier 1 Capital (to average assets)
Salisbury	47,001	8.32	22,599	4.0	n/a	-
Bank	37,415	6.62	22,599	4.0	28,249	5.0
September 30, 2009
Total Capital (to risk-weighted assets)
Salisbury	49,840	13.22	30,150	8.0	n/a	-
Bank	40,165	10.68	30,092	8.0	37,615	10.0
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,319	12.29	15,075	4.0	n/a	-
Bank	36,645	9.74	15,046	4.0	22,569	6.0
Tier 1 Capital (to average assets)
Salisbury	46,319	8.57	21,631	4.0	n/a	-
Bank	36,645	6.78	21,631	4.0	27,039	5.0

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

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2010	2009	2010	2009
Service cost	$87	$69	$261	$284
Interest cost on benefit obligation	90	79	271	280
Expected return on plan assets	(99)	(85)	(298)	(265)
Curtailments and settlements	-	437	-	437
Amortization of net loss	17	21	51	86
Net periodic benefit cost	$95	$521	$285	$822

Salisbury’s 401(k) Plan contribution expense was $41,000 and $30,000, respectively, for the three month periods ended September 30, 2010 and 2009. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $12,000 and $11,000, respectively, for the three month periods ended September 30, 2010 and 2009.

NOTE 9 - COMPREHENSIVE INCOME

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

The components of comprehensive income are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2010	2009	2010	2009
Net income	$947	$720	$2,420	$1,618
Other comprehensive income
Net unrealized gains (losses) on securities available-for-sale	3,291	6,527	6,600	5,575
Reclassification of net realized (gains) losses in net income	(16)	-	(16)	692
Unrealized gains (losses) on securities available-for-sale	3,275	6,527	6,584	6,267
Income tax (expense) benefit	(587)	(2,195)	(2,238)	(2,108)
Unrealized gains (losses) on securities available-for-sale, net of tax	2,688	4,332	4,346	4,159
Pension plan income	17	31	52	90
Income tax expense	(6)	(17)	(18)	(33)
Pension plan income, net of tax	11	14	34	57
Other comprehensive income, net of tax	2,699	4,346	4,380	4,216
Comprehensive income	$3,646	$5,066	$6,800	$5,834

The components of accumulated other comprehensive loss is as follows:

(in thousands)	September 30, 2010	December 31, 2009
Unrealized gains (losses) on securities available-for-sale, net of tax	$515	$(3,831)
Unrecognized pension plan expense, net of tax	(1,213)	(1,247)
Accumulated other comprehensive loss, net	$(698)	$(5,078)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of Salisbury’s financial assets and financial liabilities carried at fair value effective January 1, 2008.  Salisbury did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2010.

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

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2010	Quoted prices in Active markets for Identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Items Measured at Fair Value
Recurring basis
Securities available-for-sale	$150,351	$36	$150,315	$-
Non-recurring basis
Impaired loans	4,682	-	4,682	-

Carrying values and estimated fair values of financial instruments are as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial Assets
Cash and due from banks	$46,357	$46,357	$43,298	$43,298
Interest bearing time deposits with other banks	5,000	5,000	5,000	5,000
Securities available-for-sale	150,351	150,351	145,031	145,031
Security held-to-maturity	58	59	62	62
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	2,183	2,199	665	670
Loans receivable net	340,387	332,445	327,257	321,882
Accrued interest receivable	1,989	1,989	2,177	2,177
Financial Liabilities
Demand (non-interest-bearing)	$73,318	$73,318	$70,026	$70,026
Demand (interest-bearing)	64,082	64,082	43,845	43,845
Money market	72,557	72,557	64,477	64,477
Savings and other	91,586	91,586	86,316	86,316
Certificates of deposit	129,978	130,651	153,539	155,441
Total deposits	431,521	432,194	418,203	420,105
FHLBB advances	74,532	79,324	76,364	80,830
Repurchase agreements	16,333	16,333	11,415	11,415
Accrued interest payable	451	451	523	523

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2010 and 2009

Overview

Net income available to common shareholders was $832,000, or $0.49 per common share, for the third quarter ended September 30, 2010 (third quarter 2010) compared with $763,000, or $0.45 per common share, for the second quarter ended June 30, 2010 (second quarter 2010), and $605,000, or $0.36 per common share, for the third quarter ended September 30, 2009 (third quarter 2009).

Net income available to common shareholders for third quarter 2010 and third quarter 2009 is net of preferred stock dividends and accretion of preferred stock discount of $115,000 and $115,000, respectively.

Selected third quarter 2010 highlights:

•	Net interest income increased $29,000, or 0.7%, versus second quarter 2010, and decreased $91,000, or 2.0%, versus third quarter 2009.

•	Non-interest income increased $120,000, or 9.6%, versus second quarter 2010 and $146,000, or 11.9%, versus third quarter 2009.

•	Provision for loan losses decreased $80,000, or 30.8%, versus second quarter 2010 and was unchanged versus third quarter 2009.

•	Non-interest expense increased $96,000, or 2.2%, versus second quarter 2010 and decreased $406,000, or 8.5%, versus third quarter 2009.

•	Gross loans receivable decreased $1.7 million, or 0.5%, versus second quarter 2010 and increased $29.6 million, or 9.4%, versus third quarter 2009.

•	Deposits increased $7.5 million, or 1.8%, versus second quarter 2010 and $16.7 million, or 4.0%, versus third quarter 2009.

•
Non-performing assets decreased $0.6 million to $10.9 million, or 1.9% of total assets, versus second quarter 2010 and increased $3.2 million versus December 31, 2009. Loans receivable 30 days or more past due increased $0.3 million to $8.4 million, or 2.4% of gross loans, versus second quarter 2010 and was unchanged versus December 31, 2009.

Net Interest Income (tax equivalent)

Net interest income (tax equivalent) for third quarter 2010 decreased $126,000, or 2.7%, versus third quarter 2009. Average total deposits increased $13.0 million, or 3.1%, over the twelve month period, while average earning assets increased $6.6 million, or 1.2%. The net interest margin (tax equivalent net interest income) decreased 14 basis points to 3.39% versus 3.53% for third quarter 2009.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Loans (a)	$345,855	$309,757	$4,693	$4,643	5.42%	5.98%
Securities (c)(d)	152,865	175,989	1,730	2,298	4.35	5.06
FHLBB stock	6,032	5,810	-	-	-	-
Short term funds (b)	38,200	44,786	42	56	0.44	0.50
Total earning assets	542,952	536,342	6,465	6,997	4.75	5.21
Other assets	34,302	25,122
Total assets	$577,254	$561,464
Interest-bearing demand deposits	$61,090	$38,802	161	85	1.04	0.87
Money market accounts	74,934	66,262	102	102	0.54	0.61
Savings and other	92,277	84,801	136	158	0.58	0.74
Certificates of deposit	130,803	158,503	662	1,088	2.07	2.79
Total interest-bearing deposits	359,104	348,368	1,061	1,433	1.17	1.63
Repurchase agreements	13,202	14,242	25	33	0.75	0.91
FHLBB advances	74,673	76,909	765	791	4.01	4.03
Total interest-bearing liabilities	446,979	439,519	1,851	2,257	1.64	2.03
Demand deposits	70,501	68,238
Other liabilities	4,057	4,499
Shareholders’ equity	55,717	49,208
Total liabilities & shareholders’ equity	$577,254	$561,464
Net interest income			$4,614	$4,740
Spread on interest-bearing funds					3.11	3.17
Net interest margin (e)					3.39	3.53

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.

(d)	Includes tax exempt income benefit of $259,000 and $294,000, respectively for 2010 and 2009 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax equivalent interest due to volume and rate.

Periods ended September 30, (in thousands)	Three months 2010 versus 2009
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$515	$(465)	$50
Securities	(282)	(286)	(568)
Short term funds	(8)	(6)	(14)
Total	225	(757)	(532)
Interest-bearing liabilities
Deposits	(86)	(286)	(372)
Repurchase agreements	(2)	(6)	(8)
FHLBB advances	(23)	(3)	(26)
Total	(111)	(295)	(406)
Net change in net interest income	$336	$(462)	$(126)

Interest Income (tax equivalent)

Tax equivalent interest income decreased $532,000, or 7.6%, to $6.5 million for third quarter 2010 as compared with third quarter 2009. Loan income increased $50,000, or 1%, primarily due to an increase in average loans, which was partially offset by a lower average loan yield, down 56 basis points.  The decline in the average loan yield was due to lower market interest rates on newly originated loans, including loans re-financed, and re-pricing of adjustable rate loans.

Tax equivalent income from securities decreased $568,000, or 24.7%, as a result of a lower average yield, down 71 basis points, and a $23.1 million, or 13.1%, decrease in average securities. The decline in the average securities yield was due to lower market interest rates on securities purchases, calls of agency bonds, higher prepayments of mortgage backed securities, the re-pricing of adjustable rate securities, and changes in mix. Income from government-guaranteed and government-sponsored mortgage backed securities owned at average prices above par were negatively impacted by higher prepayments that are believed to relate to the agencies repurchases of delinquent loans in 2010.

Income from short term funds decreased $14,000 as a result of a $6.6 million decrease in average balance and a lower average yield.

Interest Expense

Interest on deposit accounts and retail repurchase agreements decreased $380,000, or 25.9%, as a result of a lower average rate, down 45 basis points to 1.16%, offset in part by a $9.7 million, or 2.7%, increase in the average balance. The decline in the average rate was due to lower market interest rates on rates paid and changes in product mix. The higher average balance resulted from deposit growth and deposits assumed with the December 2010 Canaan branch of Webster Bank purchase.

Interest expense on FHLBB borrowings decreased $26,000 due to lower average borrowings, down $2.2 million, and a lower average borrowing rate, down 2 basis points, due to a change in mix.

Provision and Allowance for Loan Losses

The provision for loan losses was $180,000 for third quarter 2010, compared with $180,000 for third quarter 2009. Net loan charge-offs were $101,000 and $60,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months		Nine months
Periods ended September 30, (dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$3,768	$3,309	$3,473	$2,724
Provision (benefit) or loan losses	180	180	620	925
Charge-offs
Real estate mortgages	(100)	(57)	(235)	(107)
Commercial & industrial	-	-	-	(75)
Consumer	(9)	(12)	(33)	(63)
Total charge-offs	(109)	(69)	(268)	(245)
Recoveries
Real estate mortgages	-	-	-	-
Commercial & industrial	-	2	-	6
Consumer	8	7	22	19
Total recoveries	8	9	22	25
Net (charge-offs) recoveries	(101)	(60)	(246)	(220)
Balance, end of period	$3,847	$3,4329	$3,847	$3,429
Loans receivable, gross			$343,491	$314,175
Non-performing loans			10,917	6,750
Accruing loans past due 30-89 days			1,649	3,961
Ratio of allowance for loan losses:
to loans receivable, gross			1.12%	1.09%
to non-performing loans			35.24	50.80
Ratio of non-performing loans to loans receivable, gross			3.18	2.15
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.48	1.26

Reserve coverage at September 30, 2010, as measured by the ratio of the allowance for loan losses to gross loans, remained relatively unchanged at 1.12%, compared with 1.09% at June 30, 2010, 1.05% at December 31, 2009 and 1.09% a year ago at September 30, 2009. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.6 million in third quarter 2010 versus second quarter 2010 and increased $4.2 million versus third quarter 2009 to $10.9 million, or 3.18% of gross loans receivable, while accruing loans past due 30-89 days increased $0.8 million in third quarter 2010 versus second quarter 2010 and decreased $2.3 million versus third quarter 2009 to $1.6 million, or 0.48% of gross loans receivable. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Salisbury determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience.  Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures.  Management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved against both total loans and non-performing loans at September 30, 2010.

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

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.  The Bank was examined by the State of Connecticut’s Department of Banking in April 2010 and by the FDIC in February 2009, and no additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Gains on securities, net	$16	$-	$16	100.00%
Trust and wealth advisory fees	471	463	8	1.73
Service charges and fees	581	492	89	18.09
Gains on sales of mortgage loans, net	297	83	214	257.83
Mortgage servicing, net	(52)	3	(55)	(1833.33)
Other	63	189	(126)	(66.66)
Total non-interest income, excluding other-than-temporary impairment losses	1,376	1,230	146	11.87
Net other-than-temporary impairment losses recognized in earnings	-	-	-	0.00
Total non-interest income	$1,376	$1,230	$146	11.87

Non-interest income for third quarter 2010 increased $146,000 versus third quarter 2009. Income from sales and servicing of mortgage loans increased $159,000 due to increased loan sales activity of $16.7 million versus $5.2 million for third quarter 2009. Service charges and fees increased $89,000, or 18%, due to higher interchange, overdraft and other fees due to increased activity. Trust and Wealth Advisory revenues increased $8,000, or 1.7%. Other income decreased $126,000 due to the inclusion in third quarter 2009 of a $130,000 death benefit on bank owned life insurance.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Salaries	$1,803	$1,840	$(37)	(2.01)%
Employee benefits	522	908	(386)	(42.51)
Premises and equipment	560	510	50	9.80
Data processing	308	327	(19)	(5.81)
Professional fees	403	376	27	7.18
FDIC insurance	195	208	(13)	(6.25)
Marketing and community contributions	79	71	8	11.27
Amortization of intangible assets	56	41	15	36.59
Other	442	493	(51)	(10.34)
Non-interest expense	$4,368	$4,774	$(406)	(8.50)

Non-interest expense for third quarter 2010 decreased $406,000, or 8.5%. Compensation decreased $423,000 primarily due to the inclusion in third quarter 2009 of $378,000 in additional pension expense related to the retirement of John F. Perotti, CEO. Premises and equipment increased $50,000 due primarily to the opening of the Millerton branch in January 2010 and the relocation of the Sheffield branch, which opened on August 2, 2010, and other cost increases. Data processing decreased $19,000. Professional fees increased $27,000 primarily due to project related services. FDIC insurance decreased $13,000 due to the inclusion in third quarter 2009 of a special assessment, partially offset by higher premiums in 2010 from deposit growth. Amortization of core deposit intangibles increased $15,000 due to the December 2009 branch acquisition. Other operating expenses decreased $51,000 due to lower spending on printing, loan related services, telecommunications, consumable supplies and other operational items.

The effective income tax rates for third quarter 2010 and third quarter 2009 were 19.95% and 0.28%, respectively. Third quarter 2009 included a $384,000 tax benefit from the $1,128,000 securities impairment loss. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

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

For the nine month periods ended September 30, 2010 and 2009

Overview

Net income available to common shareholders was $2,074,000, or $1.23 per common share,  for the nine month period ended September 30, 2010 (year-to-date 2010) compared with $1,368,000, or $0.81 per common share, for the nine month period ended September 30, 2009 (year-to-date 2009).

Net income available to common shareholders for year-to-date 2010 and year-to-date 2009 is net of preferred stock dividends of $346,000 and $250,000 respectively.

Net Interest Income (tax equivalent)

Net interest income (tax equivalent) for year-to-date 2010 decreased $91,000, or 0.7%, compared with year-to-date 2009. Average total deposits increased $36 million or 9.3%, over the twelve month period, facilitating an increase in average earning assets of $30.2 million, or 6%. The net interest margin (tax equivalent net interest income) declined 22 basis points to 3.35% compared with 3.57% a year ago.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Loans (a)	$339,172	$303,447	$13,780	$13,606	5.42%	5.98%
Securities (c)(d)	156,563	168,043	5,328	6,763	4.54	5.20
FHLBB stock	6,032	5,541	-	-	-	-
Short term funds (b)	35,419	29,877	126	67	0.48	0.30
Total earning assets	537,186	506,908	19,234	20,436	4.78	5.38
Other assets	33,149	24,278
Total assets	$570,335	$531,186
Interest-bearing demand deposits	$54,925	$30,978	461	149	1.12	0.64
Money market accounts	72,148	65,964	303	468	0.56	0.95
Savings and other	89,713	79,648	421	551	0.63	0.93
Certificates of deposit	139,952	146,491	2,200	3,260	1.57	2.22
Total interest-bearing deposits	356,738	323,081	3,385	4,428	1.27	1.83
Repurchase agreements	11,847	11,120	71	100	0.80	1.20
FHLBB advances	75,166	78,590	2,283	2,322	4.01	3.90
Total interest-bearing liabilities	443,751	412,791	5,739	6,850	1.73	2.21
Demand deposits	68,526	66,189
Other liabilities	3,821	5,508
Shareholders’ equity	54,237	46,698
Total liabilities & shareholders’ equity	$570,335	$531,186
Net interest income			$13,495	$13,586
Spread on interest-bearing funds					3.05	3.17
Net interest margin (e)					3.35	3.57

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $778,000 and $886,000, respectively for 2010 and 2009 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax equivalent interest due to volume and rate.

Nine month periods ended September 30, (in thousands)	2010 versus 2009
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,527	$(1,353)	$174
Securities	(426)	(1,009)	(1,435)
Short term funds	16	43	59
Total	1,117	(2,319)	(1,202)
Interest-bearing liabilities
Deposits	127	(1,170)	(1,043)
Repurchase agreements	5	(34)	(29)
FHLBB advances	(103)	64	(39)
Total	29	(1,140)	(1,111)
Net change in net interest income	$1,088	$(1,179)	$(91)

Interest Income (tax equivalent)

Tax equivalent interest income decreased $1,202,000, or 5.9%, to $19.2 million for year-to-date 2010 compared with year-to-date 2009.  Loan income increased $174,000, or 1.3%, primarily due to a $35.7 million, or 11.8%, increase in average loans, offset by a lower average yield, down 56 basis points.  The decline in the average loan yield was due to lower market interest rates on newly originated loans, including loans re-financed, and re-pricing of adjustable rate loans.

Tax equivalent income from securities decreased $1,435,000, or 21.2%, for year-to-date 2010 compared with year-to-date 2009, as a result of a lower average yield, down 66 basis points, and an $11.5 million, or 6.8%, decrease in average securities. The decline in the average securities yield was due to lower market interest rates on securities purchases, calls of agency bonds, higher prepayments of mortgage backed securities, the re-pricing of adjustable rate securities, and changes in mix. Income from government-guaranteed and government-sponsored mortgage backed securities owned at average prices above par were negatively impacted by higher prepayments that are believed to relate to the agencies repurchases of delinquent loans in 2010.

Income from short term funds increased $59,000 for year-to-date 2010 as compared with year-to-date 2009 as a result of a $5.5 million increase in average balance and a higher average yield.

Interest Expense

Interest expense decreased $1,111,000, or 16.2%, to $5.7 million for year-to-date 2010 as compared with year-to-date 2009.

Interest on deposit accounts and retail repurchase agreements decreased $1,072,000, or 23.7%, as a result of a lower average rate, down 55 basis points to 1.25%, offset in part by a $34.4 million, or 10.3%, increase in the average balance. The decline in the average rate was due to lower market interest rates on rates paid and changes in product mix. The higher average balance resulted from deposit growth and deposits assumed with the December 2010 Canaan branch of Webster Bank purchase.

Interest expense on FHLBB borrowings decreased $39,000 due to lower average borrowings, down $3.4 million, offset in part by a higher average borrowing rate, up 11 basis points, due to a change in mix.

Provision and Allowance for Loan Losses

The provision for loan losses was $620,000 for year-to-date 2010, compared with $925,000 for year-to-date 2009. Net loan charge-offs were $246,000 and $220,000, for the respective periods.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Gains on securities, net	$16	$436	$(420)	(96.33)%
Trust and wealth advisory fees	1,507	1,433	74	5.16
Service charges and fees	1,576	1,343	233	17.35
Gains on sales of mortgage loans, net	498	387	111	28.68
Mortgage servicing, net	(28)	76	(104)	(136.84)
Other	208	380	(172)	(45.26)
Total non-interest income, excluding other-than-temporary impairment losses	3,777	4,055	(278)	(6.86)
Net other-than-temporary impairment losses recognized in earnings	-	(1,128)	1,128	100.00
Total non-interest income	$3,777	$2,927	$850	29.04

Non-interest income for year-to-date 2010 increased $850,000 versus year-to-date 2009 due primarily to the inclusion in year-to-date 2009 of an impairment loss of $1,128,000 on non-agency CMOs. Excluding this impairment loss, non-interest income decreased $278,000 versus year-to-date 2009.

Income from sales and servicing of mortgage loans increased $7,000. Loan sales activity was $27 million and $32 million, respectively, for the 2010 and 2009 year-to-date periods. Service fees and charges increased $233,000, or 17%, due to higher interchange, overdraft and other fees due to increased activity. Trust and Wealth Advisory revenues increased $74,000, or 5%. Other income decreased $172,000, due to the inclusion in year-to-date 2009 of a $72,000 market adjustment gain from the re-financing of Bank Owned Life Insurance and a $130,000 one-time life insurance benefit. The 2009 increases were offset in part by the inclusion in year-to-date 2010 of a $29,000 gain from the sale of surplus real estate.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2010	2009	2010 vs. 2009
Salaries	$5,085	$5,048	$37	0.73%
Employee benefits	1,737	2,040	(303)	(14.85)
Premises and equipment	1,570	1,467	103	7.02
Data processing	1,080	1,040	40	3.85
Professional fees	1,260	1,108	152	13.72
FDIC insurance	549	741	(192)	(25.91)
Marketing and community contributions	200	236	(36)	(15.25)
Amortization of intangible assets	167	123	44	35.77
Other	1,319	1,364	(45)	3.30
Non-interest expense	$12,967	$13,167	$(200)	(1.52)

Non-interest expense for year-to-date 2010 decreased $200,000, or 1.5%. Compensation increased $37,000 due to year-over-year merit increases and changes in staffing levels and mix. Employee benefit expenses decreased $303,000 due to the $378,000 in additional pension expense in 2009. Premises and equipment increased $103,000 due primarily to the opening of the Millerton branch in January 2010, and the acquisition of property for the new Sheffield branch, opening on August 2, 2010. Data processing increased $40,000, reflecting growth in customer accounts and transactional activity. Professional fees increased $152,000 primarily due to project related services. FDIC insurance decreased $192,000 due to the inclusion in year-to-date 2009 of a special assessment, partially offset by higher premiums in year-to-date 2010 from deposit growth. Marketing decreased $36,000 due to lower spending. Amortization of core deposit intangibles increased $44,000 due to the December 2009 Canaan branch acquisition of Webster Bank. Other operating expenses decreased $45, 000.

Income taxes

The effective income tax (benefit) rate for year-to-date 2010 was 16.76%, compared with (5.41)% for year-to-date 2009. Year-to-date 2009 included a $384,000 tax benefit from the $1,128,000 securities impairment loss. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $584 million at September 30, 2010, up $22 million from December 31, 2009.  Loans receivable, net, were $340 million at September 30, 2010, up $13 million, or 4%, from December 31, 2009.  Non-performing assets were $10.9 million at September 30, 2010, up $3.2 million from $7.7 million at December 31, 2009. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.12%, 1.05% and 1.09%, at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Deposits were $431 million, up $13 million from $418 million at December 31, 2009.

At September 30, 2010, book value and tangible book value per common share were $28.81 and $22.21, respectively. Both Salisbury and the Bank’s regulatory capital ratios remain in compliance with regulatory “well capitalized” requirements. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 8.32% and 13.87%.

Securities and Short Term Funds

Salisbury's debt securities include U.S. Treasury bills and notes, U.S. Government sponsored agency bonds, agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMO”), bank qualified municipal bonds, non-agency CMO’s and Small Business Administration (“SBA”) pools.

Securities available-for-sale was $150.3 million at September 30, 2010, up $5.3 million from December 31, 2009. During the third quarter of 2010, Salisbury purchased $5.0 million of U.S. Government sponsored agency bonds. At September 30, 2010, the portfolio had a projected weighted average life of 5.02 years, based on median projected prepayment speeds for MBS and CMO, and likelihood of call for callable securities, at current interest rates.  At September 30, 2010, substantially all securities were classified as available-for-sale.

In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and it recognized credit losses of $1,128,000 by writing down the carrying value of such securities. Salisbury does not intend to sell the securities that it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. No additional OTTI was determined for the quarter ended September 30, 2010 and all other non-agency CMO securities were judged not to be OTTI as of September 30, 2010. It is possible that future loss assumptions could change and cause future OTTI credit losses in these securities.

Salisbury believes that principal and interest on all other debt securities are deemed recoverable. Accumulated other comprehensive income at September 30, 2010 included net unrealized holding losses, net of tax, of $2.2 million that management deems as temporary impairment.

Loans

During third quarter 2010, gross loans receivable decreased $1.7 million, or 0.5%, to $343.5 million at September 30, 2010, due to soft loan demand and residential mortgage loan refinancing activity. In 2010 first and second quarters loan growth was $2.5 million, or 0.7%, and $12.6 million, or 3.8%, respectively.

The principal categories of loans receivable are as follows:

(in thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Loans receivable
Real Estate Mortgages
Residential	$166,251	$169,088	$163,863
Commercial	81,379	80,347	70,066
Construction, land & land development	30,519	28,874	31,011
Home equity credit	33,443	33,193	33,099
Total mortgage loans	311,592	311,502	298,039
Commercial and Industrial	26,655	28,255	26,400
Consumer	5,024	5,078	5,436
Other	220	370	269
Total loans, gross	343,491	345,205	330,144
Deferred loan origination costs, net	743	693	586
Allowance for loan losses	(3,847)	(3,768)	(3,473)
Loans receivable, net	$340,387	$342,130	$327,257
Loans held-for-sale
Residential mortgages	$2,183	$513	$665

Loan Credit Quality

Loan credit quality remained stable during third quarter 2010 versus second quarter 2010, and following deterioration in first quarter 2010 that reflected the weakness in the local and regional economies. During third quarter 2010 non-performing assets decreased $0.6 million to $10.9 million, or 1.87% of assets, at September 30, 2010, compared with $11.5 million, or 2.04% of assets at June 30, 2010, and $12.3 million, or 2.19% of assets, at March 31, 2010.

During third quarter 2010 loans past due 30 days or more increased $304,000 to $8.4 million, or 2.4% of loans, at September 30, 2010, compared with $8.1 million, or 2.3% of loans, at June 30, 2010, and $11.9 million, or 3.6% of loans, at March 31, 2010.

Non-Performing Assets

The principal categories of non-performing assets are as follows:

(in thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Real Estate Mortgages
Residential	$2,064	$2,516	$765
Commercial	4,479	4,036	2,226
Construction, land & land development	3,314	3,756	3,535
Home equity credit	364	365	367
Total mortgage loans	10,221	10,673	6,893
Commercial and Industrial	601	521	546
Non-accruing loans	10,822	11,194	7,439
Accruing loans past due 90 days or more	95	326	6
Total non-performing loans	10,917	11,520	7,445
Real estate acquired in settlement of loans	-	-	275
Total non-performing assets	$10,917	$11,520	$7,720

During third quarter 2010, $0.4 million of loans were placed on non-accrual status and $100,000 was charged-off a loan,

while no loans were returned to accrual status and no loans were foreclosed. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the sale of the underlying real estate.

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

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Current	$3,778	$3,546	$3,105
Past due 001-029 days	408	728	-
Past due 030-059 days	92	-	349
Past due 060-089 days	202	1,012	405
Past due 090-179 days	2,019	2,515	321
Past due 180 days and over	4,418	3,719	3,265
Total non-performing loans	$10,917	$11,520	$7,445

At September 30, 2010, 34.6% of non-accrual loans were current with respect to loan payments, compared with 30.8% at June 30, 2010 and 41.7% at December 31, 2009. Loans past due 180 days include a $3.0 million loan secured by residential building lots where Salisbury has initiated a foreclose action.

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

The principal categories of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Real Estate Mortgages
Residential	$417	$673	$2,708
Commercial	1,071	1,881	1,857
Construction, land & land development	2,960	2,960	-
Accruing troubled debt restructured loans	4,448	5,514	4,565
Real Estate Mortgages
Residential	787	1,347	176
Commercial	4,479	4,037	2,008
Construction, land & land development	26	26	-
Commercial and Industrial	453	458	158
Non-accrual troubled debt restructured loans	5,745	5,868	2,342
Total troubled debt restructured loans	$10,193	$11,382	$6,907

During third quarter 2010 two loans totaling $0.8 million were no longer classified as troubled debt restructurings due to sustained satisfactory performance, one loan totaling $0.3 million was paid off and $100,000 of a non-accrual loan was charged-off. All accruing loans classified as troubled debt restructured loans at June 30, 2010 continue to perform and none were placed on non-accrual status during third quarter 2010.

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Current	$3,753	$5,058	$4,565
Past due 001-029 days	376	456	-
Past due 030-059 days	319	-	-
Accruing troubled debt restructured loans	4,448	5,514	4,565
Current	3,230	3,244	1,992
Past due 001-029 days	402	402	-
Past due 030-059 days	-	-	-
Past due 060-089 days	-	729	350
Past due 090-179 days	1,073	1,108	-
Past due 180 days and over	1,040	385	-
Non-accrual troubled debt restructured loans	5,745	5,868	2,342
Total troubled debt restructured loans	$10,193	$11,382	$6,907

At September 30, 2010 69% of such loans were current with respect to loan payments, down from 73% at June 30, 2010 and 95% at December 31, 2009.

Past Due Loans

Loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Past due 030-059 days	$832	$686	$2,821
Past due 060-089 days	817	144	1,272
Past due 090-179 days	95	326	5
Accruing loans	1,744	1,156	4,098
Past due 030-059 days	92	-	349
Past due 060-089 days	202	1,012	405
Past due 090-179 days	1,923	2,189	315
Past due 180 days and over	4,419	3,719	3,265
Non-accrual loans	6,636	6,920	4,334
Total loans past due 30 days or greater	$8,380	$8,076	$8,432

During third quarter 2010 loans past due 30 days or more increased slightly by $0.3 million to $8.4 million, or 2.4% of gross loans receivable, compared with $8.1 million, or 2.3% of loans, at June 30, 2010 and $8.4 million, or 2.5% of loans, at December 31, 2009.

Potential Problem Loans

Salisbury classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines prescribed by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2010, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the classification of non-accrual or troubled debt restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, restructured, or require increased allowance coverage and provision for loan losses.

During third quarter 2010 potential problem loans decreased $1.5 million to $8.5 million, or 2.5% of gross loans receivable, from $10.0 million, or 2.9% of loans, at June 30, 2010. Potential problem loans were $13.7 million, or 4.4% of loans, at September 30, 2010.

Deposits and Borrowings

Deposits grew $13 million, or 3%, during year-to-date 2010 to $431 million, while retail repurchase agreements increased $5 million to $16 million.

During this period Salisbury’s Federal Home Loan Bank of Boston (FHLBB) advances decreased by $1.8 million from scheduled loan repayments.

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

Operating activities for year-to-date 2010 provided net cash of $2.9 million.  Investing activities utilized net cash of $14.5 million, principally to fund $43 million of securities purchases, $13.0 million of net loan advances and $2 million in capital expenditures, related to the new Millerton and Sheffield branches, offset in part by $43.5 million from security repayments, calls and maturities. Financing activities utilized net cash of $14.7 million, principally for $1.8 million of scheduled FHLB advance repayments and $1.7 million of common and preferred stock cash dividends, offset in part by $18.2 million of net deposit and repurchase agreement inflows.

At September 30, 2010, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 33.73% and exceeded Salisbury's minimum guideline of 30%.

At September 30, 2010, Salisbury had outstanding commitments to fund new loans not closed of $4.5 million and unused lines of credit on existing loans of $50.2 million. Salisbury believes that these commitments can be met in the normal course of business.  Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $57.4 million at September 30, 2010, up $5.0 million from December 31, 2009. Book value and tangible book value per share were $28.81 and $22.21, respectively, compared with $25.81 and $19.12, respectively, at December 31, 2009. Contributing to the increase in shareholders’ equity for year-to-date 2010 was net income of $2.4 million and other comprehensive income of $4.4 million, less common and preferred stock dividend payments, and accretion of preferred stock discount, of $1.7 million. Other comprehensive income includes unrealized gains on securities available-for-sale, net of tax, of $0.5 million.

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

	Well capitalized	September 30, 2010		December 31, 2009
		Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	13.87%	11.29%	12.86%	10.40%
Tier 1 Capital (to risk-weighted assets)	6.00	12.81	10.23	11.95	9.48
Tier 1 Capital (to average assets)	5.00	8.32	6.62	8.39	6.70

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank’s safety and soundness.  However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

Dividends

During year-to-date 2010 Salisbury paid $331,000 in preferred stock dividends to the U.S. Treasury’s TARP CPP, and $1,417,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 24, 2010 to shareholders of record on November 10, 2010. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2010 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 225 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 70 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 225 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Because income simulations assume that Salisbury’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2010 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2010.

As of September 30, 2010	Months 1-12	Months 13-24
Immediately rising interest rates	(7.91)%	(8.91)%
Immediately falling interest rates	0.24	(2.11)
Gradually rising interest rates	(11.13)	(12.71)

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

As of September 30, 2010 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(290)	$(563)
U.S. Government agency notes	(1,092)	(2,628)
Municipal bonds	(3,694)	(7,706)
Mortgage backed securities	(345)	(942)
Collateralized mortgage obligations	(752)	(1,554)
SBA pools	(17)	(33)
Total available-for-sale debt securities	$(6,190)	$(13,426)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

In addition to his efforts to restore his alleged interest in the real property, the Plaintiff has made two additional claims directed at the Bank.  He has alleged that by financing the property, and holding it as a co-Trustee, the Bank participated in “stealing” the value of the Plaintiff’s interest in the property.  He has also alleged an implied trust against the Bank alleging that it acquired title to the property adverse to the Plaintiff’s interest and in contravention of the Plaintiffs entitlements, and therefore holds the property in trust for Plaintiff.  The Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title & Insurance Company.  The Bank has resigned as a trustee and is actively defending the case.  The validity of the conveyance to Erling Christophersen is also the subject of a probate proceeding in New York State.  This Connecticut proceeding has been stayed until the New York Court litigation is resolved.  Until the litigation related to such property is resolved, the liquidity of the real estate collateral, which secures the loan, is diminished. To protect its interests, the Bank commenced an action to foreclose on the property on July 14, 2010 in the Connecticut Superior Court within the Judicial District of Stamford and simultaneously requested the stay on the Connecticut proceeding brought by John R. Christophersen be lifted.  All actions taken in Connecticut have been communicated by the Bank to the NY Surrogates Court, who has oversight of the NY Litigation noted above.

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

SALISBURY BANCORP, INC.

November 15, 2010	By: /s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
Chief Executive Officer

November 15, 2010	By: /s/ B. Ian McMahon,
B. Ian McMahon,
Chief Financial Officer