Form 10-K
period 2010-12-31
SALISBURY BANCORP INC
filed 2011-03-31
CIK 1060219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2010 was $37,345,253 based on the closing sales price of $24.31 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2011, was 1,687,661.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated April 8, 2011 for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K
SALISBURY BANCORP, INC.
For the Year Ended December 31, 2010

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

Abbreviations Used Herein

ARRA	American Recovery and Reinvestment Act of 2009	GAAP	Generally Accepted Accounting Principles in the United States of America
Bank	Salisbury Bank and Trust Company	GLBA	Gramm-Leach-Bliley Act
BHCA	Bank Holding Company Act	HOLA	Home Owners’ Loan Act
CTDOB	State of Connecticut Department of Banking	Interstate
CRA	Community Reinvestment Act of 1977	Banking
CPP	Capital Purchase Program	Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Dodd-		LIBOR	London Interbank Offered Rate
Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PIC	Passive investment company
FACT Act	Fair and Accurate Credit Transactions Act	Salisbury	Salisbury Bancorp, Inc.
EESA	Economic Emergency Stabilization Act	SOX	Sarbanes-Oxley Act of 2002
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLBB	Federal Home Loan Bank of Boston	TARP	Troubled Asset Relief Program
FRA	Federal Reserve Act	TLGP	FDIC’s Temporary Liquidity Guaranty Program
FRB	Federal Reserve Board	Treasury	United States Department of the Treasury

Lending Activities

General

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in the States of Connecticut’s Litchfield County, Massachusetts’ Berkshire County and New York’s Dutchess County in towns proximate to the Bank’s 8 full service offices.

Real estate secured the majority of the Bank’s loans as of December 31, 2010, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board (the “FRB”), federal and state tax policies and budgetary matters.

Residential Real Estate Loans

A principal lending activity of the Bank is to originate prime loans secured by first mortgages on one-to-four family residences. The Bank typically originates residential real estate loans through commissioned mortgage representatives. The Bank originates both fixed rate and adjustable rate mortgages.

The Bank currently sells the majority of the fixed rate residential mortgage loans it originates to the FHLBB under the Mortgage Partnership Finance program. The Bank retains loan servicing. The Bank retains some fixed rate residential mortgage loans and all loans originated under its first time home owner program to borrowers with low to moderate income.

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

Commercial Real Estate Loans

The Bank makes commercial real estate loans for the purpose of allowing borrowers to acquire, develop, construct, improve or refinance commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields, which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in interest rates. These loans typically have terms of up to 25 years and interest rates, which adjust over periods of 3 to 10 years, based on one of various rate indices.

Commercial real estate lending generally poses a greater credit risk than residential mortgage lending to owner-occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Bank and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic down-turns and individual loans on commercial properties tend to be larger than individual loans on residential properties.

Construction Loans

The Bank originates both residential and commercial construction loans. Typically, loans are made to owner-borrowers who will occupy the properties (residential and commercial construction) and to licensed and experienced developers for the construction of single-family homes.

The proceeds of commercial construction loans are disbursed in stages. Bank officers, appraisers and/or independent engineers inspect each project’s progress before additional funds are disbursed to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Construction loans generally have terms of six months to two years.

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

Commercial Loans

Commercial loans are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Bank offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity if the amortization exceeds seven years. Revolving commercial lines of credit typically have one or two-year terms, are renewable annually and have a floating rate of interest, which are normally indexed to the Bank’s “base rate” of interest and occasionally indexed to the LIBOR.

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

Consumer Loans

The Bank originates various types of consumer loans, including home equity loans and lines of credit, auto and personal installment loans. Home equity loans and lines of credit are secured by one-to-four family owner-occupied properties, typically by second mortgages. Homeequity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Bank’s base rate of interest. Consumer loans are originated through the branch network.

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

Credit Administration is responsible for determining loan loss reserve adequacy, preparing monthly and quarterly reports regarding the credit quality of the loan portfolio; which are submitted to Loan Committee to ensure compliance with the credit policy. In addition, Credit Administration is responsible for managing non-performing and classified assets as well as oversight of all collection activity. On a quarterly basis, the Loan Committee reviews commercial and commercial real estate loans that are risk rated as “Special Mention” or worse, focusing on the current status and strategies to improve the credit.

The loan review function is outsourced to a third party to provide an evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to Credit Administration and summary information is then presented to the Loan Committee.

Trust and Wealth Advisory Services

The Bank provides a range of fiduciary and trust services including general investment management, wealth advisory services to individuals, families and institutions, and estate administration and settlement services.

Securities

The purpose of the securities portfolio is to diversify the earnings, assets and risk structure of Salisbury, provide liquidity consistent with both projected and potential needs, collateralize certain types of deposits, and assist with maintaining a satisfactory net interest margin and complying with regulatory capital and liquidity requirements. Securities types include U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations and bank qualified tax exempt municipal bonds.

Sources of Funds

The Bank uses deposits, proceeds from loan and security maturities, repayments and sales, and borrowings to fund lending, investing and general operations. Deposits represent the Bank’s primary source of funds.

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Retail and commercial deposits are received through the Bank’s banking offices. Additional depositor related services provided to customers include ATM, telephone, Internet Banking and Internet Bill Pay services.

The FDIC provides separate insurance coverage of $250,000 per depositor for each account ownership category. On November 9, 2010, the FDIC’s Board of Directors issued a final rule to implement section 343 of the Dodd-Frank Act.  Section 343 of the Dodd-Frank Act provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” through December 31, 2012.  The Act was amended to also provide IOLTAs with unlimited insurance coverage through December 31, 2012.

Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored weekly by the Pricing Committee, composed of members of Senior Management. When determining deposit pricing, the Bank considers strategic objectives, competitive market rates, deposit flows, funding commitments and investment alternatives, FHLBB advance rates and rates on other sources of funds.

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Bank’s deposits. Deposit generation is a key focus for the Bank as a source of liquidity and to fund continuing asset growth. Competition for deposits has been and is expected to remain strong.

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

Subsidiaries

Salisbury has one subsidiary, Salisbury Bank and Trust Company.  The Bank is Salisbury's primary subsidiary and accounts for the majority of Salisbury's income.  The Bank has two wholly-owned subsidiaries, SBT Mortgage Service Corporation and SBT Realty, Inc. SBT Mortgage Service Corporation is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to Salisbury are exempt from the Connecticut Corporate Business Tax.  SBT Realty, Inc. was formed to hold New York State real estate and is presently inactive.

Employees

At December 31, 2010, the Bank had 126 full-time employees and 21 part-time employees. None of the employees were represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut’s Litchfield County. The Bank has a total of 8 banking offices, 4 of which are located in Connecticut's Litchfield County; 2 of which are located in Massachusetts’ Berkshire County; and 2 of which are located in New York’s Dutchess County.  The Bank’s primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in Litchfield, Berkshire and Dutchess counties. The Bank also has deposit, lending and trust relationships outside of these areas.

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

Regulation and Supervision

General

Salisbury is required to file reports and otherwise comply with the rules and regulations of the FRB, the CTDOB and the SEC under the Federal securities laws.

The Bank is subject to extensive regulation by the CTDOB, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the CTDOB concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers.

The following discussion of the laws and regulations material to the operations of Salisbury and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations. Any change in such laws or regulations, whether by the CTDOB, the FDIC, the SEC or the FRB, could have a material adverse impact on Salisbury or the Bank.

Bank Holding Company Regulation

Salisbury is a registered bank holding company under the BHCA and is subject to comprehensive regulation and regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the CTDOB. The CTDOB will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the CTDOB waives this five-year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Bank holding companies must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of any company, which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States Savings Bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

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

Financial Modernization

GLBA permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Treasury to be permissible. Salisbury is a registered financial holding company.

Under GLBA, all financial institutions are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties and to protect customer data from unauthorized access. In addition, the FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including customers of Salisbury, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve Board and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and Salisbury and the Bank are subject to those provisions. The Bank has developed policies and procedures for itself and its affiliate, Salisbury, and believes it is in compliance with all privacy, information sharing, and notification provisions of GLBA and the FACT Act.

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

Powers

Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance CTDOB. With the prior approval of the CTDOB, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the BHCA or the HOLA, both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the CTDOB, unless the CTDOB disapproves the activity.

Assessments

Connecticut banks are required to pay assessments to the CTDOB based upon a bank’s asset size to fund the CTDOB’s operations. The assessments are generally made bi-annually in years that the Bank is examined by the CTDOB.

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

New York and Massachusetts Banking Laws and Supervision

The Interstate Banking Act permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. The Bank conducts activities and operates branch offices in New York and Massachusetts as well as Connecticut.  The Bank, with respect to offices in New York and Massachusetts, may conduct any activity that is authorized under Connecticut law that is permissible for either New York or Massachusetts state banks or for an out-of-state national bank, at its New York and Massachusetts branch offices, respectively. The New York State Superintendent of Banks may exercise regulatory authority with respect to the Bank’s New York branch offices and the Bank is subject to certain rules related to community reinvestment, consumer protection, fair lending, establishment of intra-state branches and the conduct of banking activities with respect to its branches located in New York State.  The Massachusetts Commissioner of Banks may exercise similar authority and the Bank is subject to similar rules under Massachusetts Banking Law with respect to the Bank’s Massachusetts branch offices.

Federal Regulations

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks, such as the Bank, that are not members of the Federal Reserve System (“state non-member banks”) are required to comply with minimum leverage capital requirements. If the FDIC determines that an institution is not anticipating or experiencing significant growth and is, in general, a strong banking organization, with a composite rating of 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common Shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

To be considered “well capitalized”, banks are generally expected to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The FDIC Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

●	Well capitalized – at least 5% leverage capital, 6% tier one risk based capital and 10% total risk based capital.

●	Adequately capitalized – at least 4% leverage capital, 4% tier one risk based capital and 8% total risk based capital.

●
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

●
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

●
Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

As of December 31, 2010, the Bank was “well capitalized”.

Transactions with Affiliates

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA. In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Further, Section 22(h) of the FRA restricts loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal Shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA imposes additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the FDIC up to applicable legal limits (generally, $250,000 per depositor for each account ownership category and $250,000 for certain retirement plan accounts) and are subject to deposit insurance assessments.  On November 9, 2010, the FDIC’s Board of Directors issued a final rule to implement section 343 of the Dodd-Frank Act.  Section 343 of the Dodd-Frank Act provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” through December 31, 2012.  The Dodd-Frank Act was amended to also provide IOLTAs with unlimited insurance coverage through December 31, 2012.

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

The FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.14 basis points of insured deposits to fund interest payments on bonds issued by The Financing Corporations, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions.

The FDIC, in view of the significant decrease in the deposit insurance funds’ reserves, imposed a special assessment in the second quarter of 2009.  Banks must continue to pay base premium rates on top of any special assessment. Furthermore, banks may be subject to an “emergency” special assessment in addition to other special assessments and regular premium rates. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, enacted in July 2010, revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF” or the ”Fund”). The Dodd-Frank Act granted the FDIC the ability to achieve goals for Fund management that it has sought to achieve for decades but lacked the tools to accomplish: maintaining a positive Fund balance even during a banking crisis and maintaining moderate, steady assessment rates throughout economic and credit cycles.

Among other things, the Dodd-Frank Act: (1) raised the minimum designated reserve ratio (DRR), which the FDIC must set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR (which was formerly capped at 1.5 percent) and therefore on the size of the Fund; (2) required that the Fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of [requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10,000,000,000; (4) eliminated the requirement that the FDIC provide dividends from the Fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

The Dodd-Frank Act also required that the FDIC amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Under the Dodd-Frank Act, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.

Effective April 1, 2011 the FDIC is amending 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the Dodd-Frank Act’s dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC's assessment rules. On February 7, 2011, the FDIC Board of Directors adopted the final rule, which redefines the deposit insurance assessment base as required by the Dodd-Frank Act; makes changes to assessment rates; implements the Dodd-Frank Act’s DIF dividend provisions; and revises the risk-based assessment system for all large insured depository institutions (IDIs), generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion are expected to  pay smaller assessments as a result of this final rule.

Federal Reserve System

The FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.4 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $44.4 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (which may be adjusted by the FRB) are exempt from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2010, the Bank had FHLBB stock of $6.0 million and FHLBB advances of $72.8 million.

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

The regional banks within the Federal Home Loan Bank System have significant held-to-maturity portfolios of private-label mortgage-backed securities with significant unrealized losses. In response to the unprecedented market conditions and potential future losses, to preserve capital they have adopted a revised retained earnings target, declared a moratorium on excess stock repurchases and restricted quarterly dividend payments to no more than 50% of net profit until the retained earnings target is met. Consequently, in February 2009, the FHLBB announced a suspension of quarterly dividends and the Bank received no FHLBB dividends in 2009 or 2010. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by the Bank.

Section 343 of the Dodd-Frank Act

On July 21, 2010, President Barack Obama signed the Dodd-Frank Act into law, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.  On November 9, 2010, the FDIC’s Board of Directors issued a final rule to implement section 343 of the Dodd-Frank Act. Section 343 of the Dodd-Frank Act provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” through December 31, 2012.  On December 29, 2010, the President signed legislation that amended the Federal Deposit Insurance Act to include IOLTAs within the definition of a “noninterest” bearing transaction account,” thus expanding the temporary unlimited insurance coverage authorized by section 343 of the Dodd-Frank Act to include IOLTAs.  On January 18, 2011, the FDIC issued a final rule revising its deposit insurance regulations to reflect this amendment to the Federal Deposit Insurance Act to also include IOLTAs with unlimited insurance coverage through December 31, 2012.

Troubled Asset Relief Program and Capital Purchase Program

TARP was established as part of EESA in October 2008. The TARP gave the Treasury authority to deploy up to $700 billion into the financial system with the objective of improving liquidity in the capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of the $700 billion authorized into preferred stock investments in banks (the “CPP”). The general terms of this preferred stock program for a participant bank that is a public company are as follows: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common dividends for three years while the Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy participating bank’s common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. In addition to the executive compensation restrictions announced by the Treasury, participants in the CPP are also subject to the more stringent executive compensation limits enacted as part of the ARRA, which was signed into law on February 17, 2009. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of CPP participants, expands the scope of employees who are subject to a claw-back of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Treasury to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

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

Other Regulations

Sarbanes-Oxley Act of 2002

The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

Community Reinvestment Act and Fair Lending Laws

Salisbury has a responsibility under the CRA to help meet the credit needs of our communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against the Bank by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest FDIC CRA rating was “satisfactory”.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and their Notes presented within this document have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Salisbury’s operations. Unlike the assets and liabilities of industrial companies, nearly all of the assets and liabilities of Salisbury are monetary in nature. As a result, interest rates have a greater impact on Salisbury’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Availability of Securities and Exchange Commission Filings

Salisbury makes available free of charge on its website (www.salisburybank.com) a link to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after such reports are electronically filed with or furnished to the SEC. Such reports filed with the SEC are also available on its website (www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330. Information on Salisbury’s website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about Salisbury’s business and operations on its website. Copies of these filings may also be obtained from Salisbury free of charge upon request.

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

As of December 31, 2010, Salisbury had $3.9 million of after-tax gross unrealized losses associated with its portfolio of securities available-for-sale, compared with $5.8 million at December 31, 2009. The fair value of such securities is supplied by third-party sources.

Management must assess whether unrealized losses are other-than-temporary and relies on data supplied by third-party sources to do so. The determination of whether a decline in fair value is other-than-temporary considers numerous factors, many of which involve significant judgment.

To the extent that any portion of the unrealized losses in Salisbury’s portfolio of investment securities is determined to be other-than-temporarily impaired, Salisbury will recognize a charge to its earnings in the quarter during which such determination is made and its earnings and capital ratios will be adversely impacted. Salisbury did not recognize any other-than-temporary impairment losses in 2010. However, in 2009, Salisbury recognized $744,000 in after-tax charges to earnings as a result of other-than-temporary impairment determinations.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2010, Salisbury had $9.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

Salisbury’s participation in the U.S. Treasury’s Capital Purchase Program restricts Salisbury’s ability to increase dividends on its common stock.

In March 2009, the Treasury invested $8.8 million in preferred stock in Salisbury under the CPP. The Treasury was issued warrants entitling Treasury to buy Salisbury common stock equal to 15% of Treasury’s preferred stock investment. The terms of CPP require Salisbury to pay 5% dividends on the Treasury’s preferred stock for the first five years, and then 9% dividends thereafter (not tax deductible) and restrict Salisbury’s ability to increase its dividends on its common stock, redeem the preferred stock, undertake stock repurchase programs and pay executive compensation so long as Salisbury remains a participant in the CPP. The Treasury or Congress may impose additional restrictions in the future which may apply retroactively. These restrictions have a material effect on Salisbury’s operations, revenue and financial condition and its ability to pay dividends.

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

Competition in the banking and financial services industry is intense. Salisbury competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. As Salisbury grows, it may expand into contiguous market areas where it may not be as well-known as other institutions that have been operating in those areas for some time. In addition, larger banking institutions may become increasingly active in its market areas and may have substantially greater resources and lending limits than it has and may offer certain services that it does not or cannot efficiently provide. Salisbury’s profitability depends upon its continued ability to successfully compete in its market areas. The greater resources and deposit and loan products offered by some competitors may limit its ability to grow profitably.

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

Salisbury’s stock price can be volatile.

Salisbury’s stock price can fluctuate widely in response to a variety of factors including:

●	Actual or anticipated variations in quarterly operating results
●	Recommendations by securities analysts
●	New technology used, or services offered, by competitors
●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Salisbury or Salisbury’s competitors
●	Failure to integrate acquisitions or realize anticipated benefits from acquisitions
●	Operating and stock price performance of other companies that investors deem comparable to Salisbury
●	News reports relating to trends, concerns and other issues in the financial services industry
●	Changes in government regulations
●	Geopolitical conditions such as acts or threats of terrorism or military conflicts
●	Extended recessionary environment

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

Customer information may be misappropriated and used fraudulently.

Risk of theft of customer information resulting from security breaches by third parties exposes banks to reputation risk and potential monetary loss. Like other financial institutions, Salisbury has exposure to fraudulent misuse of its customer’s personal information resulting from its general business operations through loss or theft of the information and through misappropriation of information by third parties in connection with customer use of financial instruments, such as debit cards.

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

Not Applicable.

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differentials	21
II.	Investment Portfolio	27, 47-50
III.	Loan Portfolio	27-31, 50-53
IV.	Summary of Loan Loss Experience	23-24, 51-53
V.	Deposits	31, 55
VI.	Return on Equity and Assets	19
VII.	Short-Term Borrowings	31, 56

Item 2.	PROPERTIES

Salisbury is not the owner or lessee of any properties. The properties described below are properties owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through 7 full service branch offices located in Canaan, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts, and Dover Plains and Millerton, New York. The Bank’s trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and five of its branch offices and leases two branch offices.

For additional information, see Note 6, “Premises and Equipment,” and Note 18, “Commitments and Contingent Liabilities” To the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	-
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	-
Salisbury Office	18 Main Street, Salisbury, CT	Owned	-
Sharon Office	29 Low Road, Sharon, CT	Owned	-
Canaan Operations	94 Main Street, Canaan, CT	Owned	-
Canaan Office	100 Main Street, Canaan, CT	Owned	-
Millerton Office	87 Main Street, Millerton, NY	Owned	-
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/10/12
Sheffield Office	640 North Main Street, Sheffield, MA	Owned
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	3/26/17

Item 3.	LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising out of the ordinary course of business.

The Bank, individually and in its capacity as a former Co-Trustee of the Erling C. Christophersen Revocable Trust (the “Trust”), has been named as a defendant in litigation currently pending in the Connecticut Complex Litigation Docket in Stamford, captioned John Christophersen v. Erling Christophersen, et al., X05-CV-08-5009597S (the “First Action”).  The Bank also is a counterclaim-defendant in a related mortgage foreclosure litigation also pending in the Connecticut Complex Litigation Docket in Stamford, captioned Salisbury Bank & Trust Company v. Erling C. Christophersen, et al., X05-CV-10-6005847-S (the “Foreclosure Action,” together with the First Action, the “Actions”).  The other parties to the Actions are John R. Christophersen; Erling C. Christophersen, individually and as Co-Trustee of the Trust; Bonnie Christophersen and Elena Dreiske, individually and as Co-Trustees of the Mildred B. Blount Testamentary Trust; People’s United Bank; Law Offices of Gary Oberst, P.C.; Rhoda Rudnick; and Hinckley Allen & Snyder LLP.

The Actions involve a dispute over title to certain real property located in Westport, Connecticut that was conveyed by Erling Christophersen, as grantor, to the Trust on or about August 8, 2007.  Subsequent to this conveyance, the Bank loaned $3,386,609 to the Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport property.  This mortgage is the subject of the Foreclosure Action brought by the Bank.

The gravamen of the plaintiff/counterclaim-plaintiff John Christophersen’s claims in the Actions is that he has an interest in the Westport real property transferred to the Trust of which he was allegedly wrongfully divested on account of the actions of the defendants.  In the Actions plaintiff seeks to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

In addition to the mortgage on the property, the Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title & Insurance Company, which is providing a defense to the Bank in the First Action under a reservation of rights.  The Bank denies any wrongdoing, and is actively defending the case.  The First Action presently is stayed, by Court order, pending resolution of a parallel action pending in New York Surrogate’s Court to which the Bank is not a party.  The Foreclosure Action remains in its early pleading stage.  No discovery has been taken to date.

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

Holders

There were approximately 1,505 holders of record of the common stock of Salisbury as of March 1, 2011.  This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2010	2009	2008	2007	2006
Statement of Income
Interest and dividend income	$24,656	$25,866	$26,557	$26,152	$23,730
Interest expense	7,497	9,032	10,825	12,432	10,459
Net interest and dividend income	17,159	16,834	15,732	13,720	13,271
Provision (credit) for loan losses	1,000	985	1,279	-	(87)
Gains on securities, net	16	473	600	295	517
Other-than-temporary impairment losses, net	-	(1,128)	(2,955)	-	-
Trust and wealth advisory	2,102	1,978	2,264	2,050	1,981
Service charges and fees	2,006	1,725	1,930	1,606	1,478
Gains on sales of mortgage loans, net	889	488	344	387	524
Mortgage servicing, net	24	80	(124)	(50)	(103)
Other	270	459	182	177	186
Non-interest income	5,307	4,075	2,241	4,465	4,583
Non-interest expense	17,113	17,506	16,009	13,515	12,245
Income before income taxes	4,353	2,418	685	4,670	5,696
Income tax (benefit) provision	693	(49)	(421)	870	1,442
Net income	3,660	2,467	1,106	3,800	4,254
Net income available to common shareholders	3,198	2,102	1,106	3,800	4,254
Financial Condition
Total assets	$575,470	$562,347	$495,754	$461,960	$450,340
Loans receivable, net	352,449	327,257	297,367	268,191	252,464
Allowance for loan losses	3,920	3,473	2,724	2,475	2,474
Securities	153,511	151,125	155,916	152,624	161,232
Deposits	430,289	418,203	344,925	317,741	318,586
Federal Home Loan Bank of Boston advances	72,812	76,364	87,914	95,011	87,093
Repurchase agreements	13,190	11,415	11,203	-	-
Shareholders' equity	55,016	52,355	38,939	45,564	44,349
Non-performing assets	10,751	7,720	5,380	1,824	964
Per Common Share Data
Earnings, diluted and basic	$1.90	$1.25	$0.66	$2.26	$2.53
Cash dividends paid	1.12	1.12	1.12	1.08	1.04
Tangible book value	20.81	19.12	16.58	19.89	19.34
Statistical Data
Net interest margin (fully tax equivalent)	3.37%	3.51%	3.74%	3.54%	3.67%
Efficiency ratio (fully tax equivalent)	71.51	74.38	71.56	68.74	69.16
Effective tax rate	15.92	(2.03)	(61.45)	18.63	25.32
Return on average assets	0.56	0.39	0.23	0.85	1.02
Return on average shareholders' equity	6.93	5.18	2.59	8.71	9.83
Dividend payout ratio	59.09	89.60	169.70	47.79	41.11
Allowance for loan losses to total loans	1.10	1.05	0.91	0.92	0.97
Non-performing assets to total assets	1.87	1.37	1.09	0.39	0.21
Tier 1 leverage capital	8.39	8.39	7.74	8.24	8.43
Total risk-based capital	13.91	12.86	11.59	15.00	15.28
Weighted average equivalent shares outstanding, diluted	1,687	1,686	1,686	1,685	1,684
Common shares outstanding at end of period	1,688	1,687	1,686	1,685	1,684

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut.  Salisbury's principal business consists of the business of the Bank.  The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from eight full-service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, and, Dover Plains and Millerton, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut.

Critical Accounting Policies and Estimates

Salisbury’s consolidated financial statements follow GAAP as applied to the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

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

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses are included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis.

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

OVERVIEW

Net income available to common shareholders for the year ended December 31, 2010 was $3,198,000, or $1.90 per common share, compared with $2,102,000, or $1.25 per common share, for the year ended December 31, 2009. Return on average common shareholders’ equity was 6.93% for 2010 compared with 5.18% for 2009. Net interest and dividend income increased $325,000 due primarily to a $25.4 million increase in average earning assets, made possible by significant deposit growth, which more than offset a 14 basis point decrease in the net interest margin to 3.37% from 3.51%. The decline in the net interest margin was mostly due to a narrowing of interest spreads, as asset yields declined more than funding rates. The provision for loan losses for 2010 was $1,000,000 compared with $985,000 for 2009. Non-interest income increased $1,232,000 in 2010 due to securities losses in 2009 and higher income in 2010 from sales and servicing of mortgage loans and service charges and fees. Non-interest expense decreased $394,000 due primarily to lower FDIC insurance, professional fees and compensation expense, offset in part by higher premises and equipment expense.

During 2010, Salisbury’s assets grew $13 million to $575 million at December 31, 2010.  Net loans receivable grew $25 million, or 7.70%, to $352 million. Non-performing assets increased $3.0 million to $10.8 million at December 31, 2010, of which a single loan relationship accounts for $3.0 million of non-performing assets for years 2010 and 2009. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans increased slightly to 1.10% at December 31, 2010 compared with 1.05% at December 31, 2009.

Deposits grew $12 million to $430 million at December 31, 2010 from $418 million at December 31, 2009. In January 2010 Salisbury opened a new branch in Millerton, NY, and in August 2010 Salisbury relocated its Sheffield, MA, branch to a larger facility.

In March 2009, Salisbury issued $8.8 million of preferred stock pursuant to the TARP CCP.

At December 31, 2010, Salisbury’s tangible book value per common share was $20.81 and tier 1 leverage and total risk-based capital ratios were 8.40% and 13.84%, respectively. Both Salisbury and the Bank are categorized as "well capitalized", as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB.

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2010 and 2009

Net Interest and Dividend Income

Net interest and dividend income  (presented on a tax-equivalent basis) increased $178,000 in 2010 over 2009 due primarily to a $25.4 million, or 5.0%, increase in average earning assets, facilitated by deposit growth, which more than offset a 14 basis point decrease in the net interest margin to 3.37% from 3.51%. The decrease in the net interest margin was mostly due to a 4 basis point decrease in the spread as asset yields declined more than funding rates. The net interest margin was also affected by changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates, and the impact of asset and liability re-pricing. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Loans (a)	$342,555	$308,027	$287,923	$18,483	$18,233	$18,449	5.40%	5.93%	6.41%
Securities (c)(d)	155,658	166,608	154,253	7,035	8,673	8,900	4.52	5.21	5.77
FHLBB stock	6,032	5,650	5,251	-	-	275	-	-	5.25
Short term funds (b)	34,822	33,346	5,745	172	114	141	0.49	0.34	2.45
Total earning assets	539,067	513,631	453,172	25,690	27,020	27,765	4.77	5.27	6.13
Other assets	33,567	25,259	23,680
Total assets	$572,634	$538,890	$476,852
Interest-bearing demand deposits	$56,727	$34,060	$24,517	628	266	53	1.11	0.78	0.22
Money market accounts	72,975	65,970	63,914	379	565	1,217	0.52	0.86	1.90
Savings and other	90,597	80,517	63,185	528	694	926	0.58	0.86	1.47
Certificates of deposit	136,980	148,954	116,959	2,830	4,265	4,437	2.07	2.86	3.79
Total interest-bearing deposits	357,279	329,501	268,575	4,365	5,790	6,633	1.22	1.76	2.47
Repurchase agreements	12,611	11,775	4,948	90	131	106	0.71	1.11	2.14
FHLBB advances	74,896	78,063	89,750	3,042	3,111	4,086	4.06	3.99	4.55
Total interest-bearing liabilities	444,786	419,339	363,273	7,497	9,032	10,825	1.69	2.15	2.98
Demand deposits	69,028	66,202	67,680
Other liabilities	3,876	5,378	3,198
Shareholders’ equity	54,944	47,971	42,701
Total liabilities & shareholders’ equity	$572,634	$538,890	$476,852
Net interest income				$18,193	$17,988	$16,940
Spread on interest-bearing funds							3.08	3.12	3.15
Net interest margin (e)							3.37	3.51	3.74
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $1,034,000, $1,154,000 and $1,208,000, respectively for 2010, 2009 and 2008 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2010 versus 2009			2009 versus 2008
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$1,953	$(1,703)	$250	$1,239	$(1,455)	$(216)
Securities	(532)	(1,106)	(1,638)	678	(905)	(227)
FHLBB stock	-	-	-	-	(275)	(275)
Short term funds	6	52	58	386	(413)	(27)
Interest-earning assets	1,427	(2,757)	(1,330)	2,303	(3,048)	(745)
Deposits	40	(1,465)	(1,425)	1,344	(2,187)	(843)
Repurchase agreements	8	(49)	(41)	111	(86)	25
FHLBB advances	(127)	58	(69)	(500)	(475)	(975)
Interest-bearing liabilities	(79)	(1,456)	(1,535)	955	(2,748)	(1,793)
Net change in net interest income	$1,506	$(1,301)	$205	$1,348	$(300)	$1,048

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

Interest and Dividend Income

On a tax equivalent basis, interest and dividend income decreased $1,357,000, or 5.0%, to $25.7 million in 2010.  Loan income increased $223,000, or 1.2%, primarily due to a $34.5 million, or 11.2%, increase in average loans, the impact of which was substantially offset by lower average yields, down 53 basis points.  The decline in the average loan yield was caused by lower market interest rates in 2010 and their effect on loan re-pricing and loan re-financing activity.

On a tax equivalent basis, income from securities decreased $1,638,000, or 18.9%, in 2010, as a result of lower yields due to portfolio re-pricing and changes in portfolio mix versus 2009, and a $10.9 million decrease in average volume.

Income from short term funds increased $58,000 in 2010 as a result of higher yields, up 15 basis points, and a slight increase in the average balance, up $1.5 million.

Interest Expense

Interest expense decreased $1.5 million, or 17.0%, to $7.5 million in 2010 as a result of decreases in interest rates paid, offset in part by higher average interest bearing deposits. Interest on interest bearing deposit accounts decreased $1,425,000, or 24.6%, as a result of lower interest rates paid, offset in part by an increase in average balances and changes in product mix. Average interest-bearing deposits increased $27.8 million, or 8.4%, while their average rate decreased 54 basis points to 1.22%. Interest on retail repurchase agreements decreased $41,000, or 31.3%, as a result of lower interest rates paid, down 40 basis points, offset in part by an $0.8 million increase in average balances. Interest expense on FHLBB advances decreased $69,000 as a result of lower average borrowings, down $3.2 million, offset in part by a higher average borrowing rate, up 7 basis points, due to change in mix.

Provision and Allowance for Loan Losses

Salisbury recorded a provision for loan losses of $1,000,000 in 2010, compared with $985,000 in 2010. The following table sets forth changes in the allowance for loan losses and other selected statistics:

Years ended December 31, (dollars in thousands)	2010	2009	2008	2007	2006
Balance, beginning of period	$3,473	$2,724	$2,475	$2,474	$2,626
Provision (benefit) or loan losses	1,000	985	1,279	-	(87)
Real estate mortgages	(437)	(106)	(429)	-	-
Commercial & industrial	(95)	(82)	(495)	(21)	(25)
Consumer	(50)	(78)	(151)	(82)	(107)
Charge-offs	(582)	(266)	(1,075)	(103)	(132)
Real estate mortgages	-	-	3	39	-
Commercial & industrial	-	4	15	15	6
Consumer	29	26	27	50	61
Recoveries	29	30	45	104	67
Net (charge-offs) recoveries	(553)	(236)	(1,030)	1	(65)
Balance, end of period	$3,920	$3,473	$2,724	$2,475	$2,474
Loans receivable, gross	$355,430	$330,144	$299,698	$270,361	$254,773
Non-performing loans	10,141	7,445	5,175	1,824	964
Accruing loans past due 30-89 days	1,917	4,098	4,277	4,075	1,397
Ratio of allowance for loan losses:
to loans receivable, gross	1.10%	1.05%	0.91%	0.92%	0.97%
to non-performing loans	38.65	46.65	52.63	135.69	256.64
Ratio of non-performing loans
to loans receivable, gross	2.84	2.25	1.73	0.67	0.38
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.54	1.24	1.43	1.51	0.55

Reserve coverage at December 31, 2010, as measured by the ratio of allowance for loan losses to gross loans was up slightly, at 1.10%, as compared with 1.05% at December 31, 2009. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $2.7 million to $10.1 million, or 2.84% of gross loans receivable, at December 31, 2010, up from 2.25% at December 31, 2009, while accruing loans past due 30-89 days decreased $2.1 million to $1.9 million, or 0.54% of gross loans receivable at December 31, 2010. See “Financial Condition – Loan Credit Quality” below for further discussion and analysis.

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

December 31	2010		2009		2008		2007		2006
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential	$1,115	50.56%	$488	50.91%	$689	50.53%	$515	50.97%	$611	48.61%
Commercial	1,152	22.83	1,428	20.65	1,274	19.21	1,024	18.01	803	18.73
Construction, land &
land development	400	7.39	233	8.61	281	12.88	118	12.59	248	9.54
Home equity credit	361	9.61	397	10.18	73	8.54	76	7.70	255	8.46
Real estate secured	3,028	90.39	2,546	90.35	2,317	91.16	1,733	89.27	1,917	85.34
Commercial & industrial	592	8.29	630	7.97	272	6.99	505	7.77	342	11.20
Consumer	164	1.32	117	1.68	97	1.85	201	2.96	173	3.46
General unallocated	136	-	180	-	38	-	36	-	42	-
Total allowance	$3,920	100.00	$3,473	100.00	$2,724	100.00	$2,475	100.00	$2,474	100.00
(a) Percent of loans in each category to total loans.

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan or portion of a loan to be uncollectible. The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans based on loan product, collateral type and loan-to-value, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows or collateral value, and (3) unallocated: general loss allocations for other environmental factors.

Management assesses the adequacy of the allowance, and the provisions for loan losses, based on an ongoing review of numerous factors, including the growth and composition of the loan portfolio, historical loss experience over a 10-to-15 year economic cycle, probable credit losses based upon internal and external portfolio reviews, credit risk concentrations, changes in lending policy, current economic conditions, analysis of current levels and asset quality, delinquency levels and trends, estimates of the current value of underlying collateral, the performance of individual loans in relation to contract terms, and other pertinent factors. Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures.  Management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2010.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.  The Bank was examined by the CTDOB in April 2010 and by the FDIC in February 2009. No additions to the allowance were requested as a result of these examinations.

Non-Interest Income

Non-interest income increased $1,232,000 in 2010 due to securities losses in 2009 and higher income in 2010 from sales and servicing of mortgage loans and service charges and fees. The principal categories of non-interest income are as follows:

Years ended December 31 (dollars in thousands)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Gains on securities, net	$16	$473	$600	$(457)	(96.6)%	$(127)	(21.2)%
Other-than-temporary impairment losses	-	(1,128)	(2,955)	1,128	100.0	1,827	(61.8)
Trust and wealth advisory	2,102	1,978	2,264	124	6.3	(286)	(12.6)
Service charges and fees	2,006	1,725	1,930	281	16.3	(205)	(10.6)
Gains on sales of mortgage loans, net	889	488	344	401	82.2	144	41.9
Mortgage servicing, net	24	80	(124)	(56)	(70.0)	204	164.5
Bank-owned life insurance	169	394	166	(225)	(57.1)	228	137.3
Other	101	65	16	36	55.4	49	306.3
Total non-interest income	$5,307	$4,075	$2,241	$1,232	30.2%	$1,834	81.8%

Salisbury did not sell any securities in 2010, compared with sales of $37.8 million in 2009. In June 2009, Salisbury recognized a $1,128,000 write-down for Other-Than–Temporary-Impairment (“OTTI”) on five non-agency issued Collateralized Mortgage Obligation (“CMO”) securities. Trust and wealth advisory fees grew slightly in 2010, due mostly to growth in managed assets. The increase in service charges and fees, of which $161,000 related to increased interchange fees, was mostly due to increased transactional activity related to deposit growth. Historically low borrowing rates in 2010 generated significant mortgage refinancing activity in the second half of 2010 that resulted in increased mortgage loan sales and related income. During 2010, Salisbury’s residential mortgage lending department originated and sold $42.7 million of residential mortgage loans, compared with $35.0 million during 2009. Loan servicing is retained on substantially all mortgage loans sold. The decrease in 2010 mortgage servicing income was due to higher mortgage servicing rights amortization expense resulting from increased loan refinancing activity. The decrease in income from bank-owned life insurance (“BOLI”) was to the inclusion in 2009 of benefits from a policy death settlement and a 1035 policy exchange, while income resulting from the increase in BOLI cash surrender value was substantially unchanged.

Non-Interest Expense

Non-interest expense decreased $393,000, or 2.3%, in 2010. The principal categories of non-interest expense are as follows:

Years ended December 31 (dollars in thousands)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Salaries	$6,816	$6,623	$6,472	$193	2.9%	$151	2.3%
Employee benefits	2,253	2,527	1,858	(274)	(10.8)	669	36.0
Premises and equipment	2,099	1,969	1,859	130	6.6	110	5.9
Data processing	1,452	1,473	1,339	(21)	(1.4)	134	10.0
Professional fees	1,382	1,508	1,269	(126)	(8.4)	239	18.8
FDIC assessment	735	914	60	(179)	(19.6)	854	1,423.3
Marketing and community contributions	319	341	457	(22)	(6.5)	(116)	(25.4)
Printing and stationery	276	298	277	(22)	(7.4)	21	7.6
Other Real Estate Owned (“OREO”)	85	151	6	(66)	(43.7)	145	2,416.7
Amortization of intangible assets	222	164	164	58	35.4	-	-
FHLBB advance prepayment fee	-	-	864	-	-	(864)	(100.0)
Other	1,474	1,538	1,384	(64)	(4.2)	154	11.01
Non-interest expense	$17,113	$17,506	$16,009	$(393)	(2.3)%	$1,497	11.7%

Salaries increased in 2010 due to changes in staffing mix, head count and merit increases. The decrease in employee benefits expense resulted from a $530,000 decrease in pension expense, mostly due to the inclusion in 2009 of additional pension expense resulting from the former CEO’s early retirement, offset by increased medical insurance, 401(k) plan and BOLI expenses. Premises and equipment expense increased as a result of the opening of the Millerton, NY, office in January 2010 and the re-location of the Sheffield, MA, office in August 2010 to a larger facility. Professional fees for 2009 included, among other things, services related to the Bank’s participation in TARP and the acquisition of a branch office and related deposits and loans in Canaan, Connecticut. The decrease in FDIC insurance expense was due to a 2009 special assessment, offset in part by a higher 2010 assessment base from deposit growth. The increase in the amortization of core deposit intangibles was due to the December 2009 branch acquisition. Other expense includes postage, telephone, director fees, bank charges and various other deposit, loan and administrative related operating expenses.

Income Taxes

The effective income tax rates for 2010 and 2009 were 15.92%, and (2.04)%, respectively. Net income for 2009 included an income tax benefit of $49,000.  Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds and bank-owned life insurance. For further information on income taxes, see Note 11 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2010 or 2009, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a PIC.  In accordance with this legislation, in 2004 Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Comparison of the Years Ended December 31, 2009 and 2008

Net Interest and Dividend Income (tax-equivalent)

Net interest and dividend income increased $1,075,000 in 2009 over 2008 due primarily to a $60.5 million, or 13.3%, increase in average earning assets, made possible by significant deposit growth, which more than offset a 23 basis point decrease in the net interest margin to 3.51% from 3.74%. The decrease in the net interest margin was mostly due to the dilutive effect of carrying $33.3 million in low yielding short term funds reflecting a more conservative liquidity management strategy during a year of heightened risk in the financial markets. The net interest margin was also affected by changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates, the suspension of dividends on FHLBB stock, and the impact of asset and liability re-pricing.

Interest Income

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

Interest Expense

Interest expense decreased $1.8 million, or 16.6%, to $9.0 million in 2009 as a result of decreases in interest rates paid, offset in part by higher average interest bearing deposits. Interest on deposit accounts and retail repurchase agreements decreased $818,000, or 12.1%, as a result of lower interest rates paid, offset in part by an increase in average balances and changes in product mix. Average interest-bearing deposits and retail repurchase agreements increased $67.8 million, or 24.8%, while their average rate decreased 73 basis points to 1.73%.  Interest expense on FHLBB borrowings decreased $975,000 as a result of lower average borrowings, down $11.7 million, and lower borrowing rates, down 56 basis points as compared with 2008, due mostly to the early redemption of $19 million of FHLBB advances in late 2008.

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

Non-Interest Income

Non-interest income increased $2,191,000, in 2009, of which $1,700,000 related to lower securities losses. In June 2009, Salisbury recognized a $1,128,000 write-down for OTTI on five non-agency issued CMO securities. In 2008, Salisbury recognized a $2,955,000 write-down on Freddie Mac preferred stock following the U.S. Government placing Federal Home Loan Mortgage Corp., officially known as Freddie Mac, into conservatorship. Absent these losses, Salisbury would have realized securities gains of $473,000 and $600,000 in 2009 and 2008, respectively.

Excluding securities losses, all other non-interest income increased $491,000. Trust and wealth advisory fees declined in 2009, due mostly to a decline in the value of managed assets during 2008. The decline in service charges and fees was due to a $263,000 decrease in credit card fees, attributable to the sale of the credit card portfolio in 2008. Absent this, service charges and fees would have grown by $151,000 from increased transactional activity. Historically low borrowing rates generated significant mortgage refinancing activity in 2009 that resulted in increased mortgage loan sales and related income. The change in mortgage servicing income is mostly due to the inclusion in 2008 of a mortgage servicing rights impairment charge. Income from BOLI for 2009 benefited from a policy death settlement and a 1035 policy exchange, while income resulting from the increase in BOLI cash surrender value was substantially unchanged.

Non-Interest Expense

Non-interest expense increased $1,881,000, or 11.7%, in 2009. Salaries increased in 2009 due to changes in staffing mix, headcount and merit increases. Employee benefits expense included additional pension expense, up $561,000, due primarily to the former CEO’s early retirement. Data processing benefited from the sale of the credit card portfolio in 2008, saving $139,000 in credit card processing expense. The increase in other data processing expenses, up $134,000, related mostly to the Bank’s core processing systems and related technology applications and infrastructure. Professional fees for 2009 included, among other things, services related to the Bank’s participation in TARP and the acquisition of a branch office and related deposits and loans in Canaan, Connecticut.  The substantial increase in FDIC insurance expense, up $854,000, was due to higher premium rates, a 2009 special assessment and a higher assessment base from deposit growth. Salisbury also utilized $157,000 in FDIC credits available to it in 2008. OREO expense for 2009 includes a $125,000 write-down of the carrying value of a commercial property. In 2008, the Bank prepaid $19 million of FHLBB advances to restructure its wholesale borrowings and incurred a prepayment fee of $864,000. Other expense includes postage, telephone, director fees, bank charges and various other deposit, loan and administrative related operating expenses.

Income Taxes

Net income for 2009 included an income tax benefit of $49,000 compared with a 2008 income tax benefit of $421,000.  Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds and bank-owned life insurance. Salisbury did not incur Connecticut income tax in 2009 or 2008, other than minimum state income tax, as a result of its utilization of a PIC.

FINANCIAL CONDITION

Overview

During 2010, Salisbury’s assets grew $13.1 million to $575 million at December 31, 2010.  Net loans receivable grew $25.2 million, or 7.7%, to $352 million. Asset growth was facilitated by growth of deposits and repurchase agreements, which together were up $13.9 million to $443 million at December 31, 2010 from $430 million at December 31, 2009. At December 31, 2010, Salisbury’s tangible book value per common share was $20.81 and tier 1 leverage and total risk-based capital ratios were 8.40% and 13.84%, respectively. Both Salisbury and the Bank are categorized as "well capitalized".

Securities

During 2009, securities decreased $5 million to $151 million, while short-term funds (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $34 million to $37 million as Salisbury increased its liquidity position in light of historically low interest rates and growth in volatile deposits. The carrying values of securities are as follows:

December 31 (dollars in thousands)	2010	2009	2008
Available-for-Sale
U.S. Treasury bills	$5,196	$2,000	$-
U.S. Government agency notes	41,878	24,832	41,271
Municipal bonds	46,099	47,153	55,696
Mortgage backed securities	19,736	33,927	26,815
Collateralized mortgage obligations	28,428	29,267	23,938
SBA pools	4,901	6,640	2,787
Other	1,184	1,212	20
Held-to-Maturity
Mortgage backed security	56	62	66
Non-Marketable
FHLBB stock	6,032	6,032	5,323
Total Securities	$153,510	$151,125	$155,916

In June 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized  credit losses of $1,128,000 by writing down the carrying value of such securities. Salisbury does not intend to sell the securities which it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2010	$5,846	$4,768	$4,378
December 31, 2009	6,890	5,583	4,409

Salisbury has determined that there are no other securities in an unrealized loss position to be OTTI at December 31, 2010. The decline in market interest rates and tightening of credit spreads during 2009 favorably impacted the valuation of the securities portfolio. The amount of securities in a loss position as of December 31, 2010 as compared with December 31, 2009 remained unchanged at $74 million, while the amount of the unrealized loss declined by $1.1 million to $6.1 million. Salisbury has the ability and intent to hold all securities in a loss position until a recovery of book value which may be at maturity. It is possible that future changes in interest rates, credit behaviors and other factors that determine the fair value of securities could cause future OTTI losses and require Salisbury to recognize securities losses in future periods.

Loans

During 2010, net loans receivable grew $25.2 million, or 7.7%, to $352.4 million at December 31, 2009, compared with loan growth of $29.9 million, or 10.1% in 2009.

Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2010, Salisbury originated $43.6 million of residential mortgage loans and $8.1 million of home equity loans for the portfolio, compared with $57.9 million and $13.1 million, respectively, in 2009. During 2010, total residential mortgage and home equity loans receivable grew by $12.4 million to $209.4 million at December 31, 2010, and represent 59% of loans receivable, substantially unchanged from 2009. During 2010, Salisbury’s residential mortgage lending department also originated and sold $43.8 million of residential mortgage loans, compared with $35.0 million during 2009. Substantially all loans sold were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. During 2010, consumer loans declined $0.9 million to $4.5 million at December 31, 2010, and represent 1.3% of loans receivable.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies and businesses and provides short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital and property improvement loans. The department also works with both the SBA and USDA Government Guaranteed Lending Programs, however, such loans represent a very small percent of the commercial loan portfolio. During 2010, total commercial real estate and commercial and industrial loans receivable grew by $15.1 million to $111.6 million at December 31, 2010, and represent 31% of loans receivable, up from 29% at December 31, 2009.

The principal categories of loans receivable and loans held-for-sale are as follows:

December 31, (in thousands)	2010	2009	2008¹	2007²	2006²
Residential 1-4 family	$176,892	$165,249	$148,749	$134,976	$122,648
Residential 5+ multifamily	2,889	2,643	2,691	2,807	1,192
Construction of residential 1-4 family	5,988	2,817	6,926	-	-
Home equity credit	34,164	33,569	25,608	20,818	21,560
Residential real estate	219,933	204,278	183,974	158,601	145,400
Commercial	75,495	68,085	57,810	48,702	47,726
Construction of commercial	7,312	8,706	-	-	-
Commercial real estate	82,807	76,791	57,810	48,702	47,726
Farm land	5,690	5,577	5,297	5,121	3,134
Vacant land	12,979	11,656	-	-	-
Construction, land development and vacant land	-	-	26,106	28,927	21,167
Real estate secured	321,409	298,302	273,187	241,351	217,427
Commercial and industrial	25,123	24,014	19,597	19,970	27,372
Municipal	4,338	2,284	1,363	1,035	1,162
Consumer	4,677	5,544	5,571	8,005	8,812
Loans receivable, gross	355,547	330,144	299,698	270,361	254,773
Deferred loan origination costs, net	822	586	393	305	165
Allowance for loan losses	(3,920)	(3,473)	(2,724)	(2,475)	(2,474)
Loans receivable, net	$352,449	$327,257	$297,367	$268,191	$252,464
Loans held-for-sale
Residential 1-4 family	$1,184	$665	$2,314	$120	$304

¹ Loans for construction of commercial real estate and vacant land are included in loans for construction, land development and vacant land.
² Loans for construction of commercial and residential real estate and vacant land are included in loans for construction, land development and vacant land.

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2010 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Residential	$10,034	$21,917	$153,818	$185,769
Home equity credit	444	1,226	32,494	34,164
Commercial	3,876	17,690	53,929	75,495
Commercial construction	5,313	922	1,077	7,312
Land	1,389	3,285	13,995	18,669
Real estate secured	21,056	45,040	255,313	321,409
Commercial and industrial	5,623	10,042	9,458	25,123
Municipal	1,044	1,997	1,297	4,338
Consumer	1,769	2,039	869	4,677
Loans receivable, gross	$29,492	$59,118	$266,937	$355,547

The composition of loans receivable due after one year with fixed and variable or adjustable interest rates is as follows:

December 31, 2010 (in thousands)	Fixed interest rates	Adjustable interest rates
Residential	$73,615	$102,120
Home equity credit	23	33,697
Commercial	10,710	60,909
Commercial construction	497	1,502
Land	109	17,171
Real estate secured	84,954	215,399
Commercial and industrial	6,406	13,094
Municipal	2,040	1,254
Consumer	2,908	-
Loans receivable, gross	$96,308	$229,747

Loan Credit Quality

Loans past due 30 days or more increased $304,000 to $8.4 million, or 2.4% of loans, at December 31, 2010, compared with $8.1 million, or 2.3% of loans, at December 31, 2009.

Non-Performing Assets

Salisbury pursues the resolution of all non-performing assets through collections, restructures, voluntary liquidation of collateral by the borrower and legal action. When all attempts to work with a customer to either restructure and bring the loan back to performing status or to simply bring the loan current are unsuccessful, Salisbury will initiate appropriate legal action to either foreclose the property, to acquire it by deed in lieu of foreclosure, or to liquidate business assets.

Non-performing assets increased $3.0 million to $10.8 million, or 1.87% of assets, at December 31, 2010, up from $7.7 million, or 1.37% of assets at December 31, 2009. After deteriorating in the first quarter 2010, reflecting the weakness in the local and regional economies, loan credit quality remained relatively stable thereafter in 2010. The composition of non-performing assets is as follows:

December 31, (in thousands)	2010	2009	2008	2007	2006
Commercial	$2,923	$2,226	$4,198	$-	$-
Vacant land	4,018	3,535	-	-	-
Residential 1-4 family	2,534	765	494	948	887
Home equity credit	362	367	75	51	-
Real estate secured	9,837	6,893	4,767	999	887
Commercial and industrial	208	546	308	9	-
Non-accruing loans	10,045	7,439	5,075	1,008	887
Accruing loans past due 90 days and over	96	6	100	816	77
Total non-performing loans	10,141	7,445	5,175	1,824	964
Real estate acquired in settlement of loans, net	610	275	205	-	-
Total non-performing assets	$10,751	$7,720	$5,380	$1,824	$964

Included in the 2010 $3.0 million increase in non-performing assets were $8.4 million of loans placed on non-accrual status, $3.5 million of loans removed from non-accrual status, loan payoffs and repayments of $1.2 million, loan charge-offs of $418,000, loan foreclosures of $624,000 and OREO sales of $289,000. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the sale of the underlying real estate.

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2010	2009	2008
Income in accordance with original terms	$524	$414	$382
Income recognized	189	152	36
Reduction in interest income	$335	$262	$346

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2010	2009
Current	$2,931	$3,105
Past due 1-29 days	219	-
Past due 30-59 days	541	349
Past due 60-89 days	1,050	405
Past due 90-179 days	683	321
Past due 180 days and over	4,717	3,265
Total non-performing loans	$10,141	$7,445

At December 31, 2010, 28.9% of non-accrual loans were current with respect to loan payments, compared with 41.7% at December 31, 2009. Loans past due 180 days include a $3.0 million loan secured by residential building lots where Salisbury has initiated a foreclosure action. See Item 3 Legal Proceedings for additional information.

Accruing loans past due 90 days or more consist primarily of mortgage loans in the process of collection and where the collection of accrued interest is probable.

Troubled Debt Restructured Loans

Troubled debt restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Salisbury by increasing the ultimate probability of collection.

Troubled debt restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the troubled debt restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing troubled debt restructured loans are generally placed into nonaccrual status if and when the borrower fails to comply with the restructured terms.

Troubled debt restructured loans increased $2.7 million to $9.6 million at December 31, 2010, up from $6.9 million at December 31, 2009. The composition of troubled debt restructured loans is as follows:

December 31, (in thousands)	2010	2009
Residential 1-4 family	$3,377	$2,708
Commercial	1,677	1,857
Real estate secured	5,054	4,565
Commercial and industrial	276	-
Accruing troubled debt restructured loans	5,330	4,565
Residential 1-4 family	552	176
Commercial	2,923	2,008
Vacant land	621	-
Real estate secured	4,096	2,184
Commercial and Industrial	158	158
Non-accrual troubled debt restructured loans	4,254	2,342
Troubled debt restructured loans	$9,584	$6,907

Included in the $9.6 million in troubled debt restructured loans were $7.4 million of newly restructured loans, $3.1 million removed from classification as troubled debt restructured loans due to sustained satisfactory performance, loan payoffs and repayments of $709,000, loan charge-offs of $335,000 and foreclosures of $557,000.

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2010	2009
Current	$4,798	$4,565
Past due 1-29 days	375	-
Past due 30-59 days	157	-
Accruing troubled debt restructured loans	5,330	4,565
Current	2,585	1,992
Past due 1-29 days	169	-
Past due 30-59 days	378	-
Past due 60-89 days	-	350
Past due 90-179 days	346	-
Past due 180 days and over	776	-
Non-accrual troubled debt restructured loans	4,254	2,342
Total troubled debt restructured loans	$9,584	$6,907

At December 31, 2010 77% of such loans were current with respect to loan payments, down from 95% at December 31, 2009.

Past Due Loans

During 2010 total loans past due 30 days or more increased $0.4 million to $8.9 million, or 2.5% of gross loans receivable, compared with $8.4 million, or 2.5% of loans, at December 31, 2009, while accruing loans past due 30 days or more decreased $2.1 million, or 50.9%, to $2.0 million compared with $4.1 million at December 31, 2009 as such loans were either brought current or placed on non-accrual status. The composition of loans past due 30 days or greater is as follows:

December 31, (in thousands)	2010	2009
Past due 30-59 days	$1,188	$2,821
Past due 60-89 days	730	1,272
Past due 90-179 days	96	5
Accruing loans	2,014	4,098
Past due 30-59 days	541	349
Past due 60-89 days	1,050	405
Past due 90-179 days	587	315
Past due 180 days and over	4,716	3,265
Non-accrual loans	6,894	4,334
Total loans past due 30 days and over	$8,908	$8,432

Potential Problem Loans

Salisbury classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines prescribed by banking regulators. Potential problem loans consist of substandard accruing loans not classified as troubled debt restructured loans and less than 90 days past due at December 31, 2010. They represent loans where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. These loans are not included in the classification of non-accrual or troubled debt restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, restructured, or require increased allowance coverage and provision for loan losses.

The composition of potential problem loans is as follows:

December 31, (in thousands)	2010	2009
Residential 1-4 family	$2,483	$2,266
Residential 5+ multifamily	89	-
Construction of residential 1-4 family	75	75
Home equity credit	817	-
Residential real estate	3,464	2,341
Commercial	2,327	7,796
Construction of commercial	47	-
Commercial real estate	2,374	7,796
Farm land	881	1,246
Vacant land	249	365
Real estate secured	6,968	11,748
Commercial and Industrial	897	1,640
Consumer	67	2
Other classified loans receivable	$7,932	$13,390

Deposits and Borrowings

Deposits and repurchase agreements grew $13.9 million, or 3.2%, to $443.4 million in 2010, compared with deposit growth of $73.3 million, or 21.2%, in 2009. During 2010 Salisbury opened a new office in Millerton, NY, in January 2010 and re-located its office in Sheffield, MA, to a larger facility in August 2010. 2009 deposit growth resulted primarily from inflows into insured deposits during the period of heightened financial market uncertainty, combined with a concerted effort by Salisbury to expand customer relationships, and from the assumption of $11.4 million in deposits with the purchase of Webster Bank’s Canaan branch in December 2009.

Salisbury has eight full-service offices located in Litchfield, Berkshire and Dutchess Counties in Connecticut, Massachusetts and New York respectively.  Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

	Within	Within	Within	Over
December 31, 2010 (in thousands)	3 months	3-6 months	6-12 months	1 year	Total
Certificates of deposit over $100,000	$9,067	$15,211	$14,633	$15,915	$54,826

FHLBB advances decreased $3.6 million to $72.8 million during 2010. FHLBB advances at December 31, 2010 had remaining terms ranging from five days to 90 months, interest rates ranging from 2.01% to 6.30% and a weighted average rate of 3.99%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments.  Contractual obligations at December 31, 2010 include operating leases, contractual purchases and certain pension and other benefit plans.  For further discussion regarding operating leases see Note 18 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2010.  Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable.  Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year.  These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2010 (in thousands) By Remaining Maturity	Within 1 year	Within 1-3 years	Within 4-5 years	After 5 years	Total
Residential	$801	$230	$77	$1,048	$2,156
Home equity credit	1,537	25	104	28,879	30,545
Commercial	40	466	539	242	1,287
Land	460	-	-	-	460
Real estate secured	2,838	721	720	30,169	34,448
Commercial and industrial	805	837	840	7,940	10,422
Consumer	1,334	44	-	776	2,154
Unadvanced portions of loans	4,977	1,602	1,560	38,885	47,024
Commitments to originate loans	-	-	-	6,996	6,996
Standby letters of credit	34	-	-	-	34
Total	$5,011	$1,602	$1,560	$45,881	$54,054

LIQUIDITY

Salisbury manages its liquidity position to ensure it has sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows.  Salisbury’s primary source of liquidity is deposits and though its preferred funding strategy is to attract and retain low cost deposits, its ability to do so is affected by competitive interest rates and terms in its marketplace, and other financial market conditions. Other sources of funding include cash flows from loan and securities principal payments and maturities, funds provided by operations, and discretionary use of FHLBB advances.  Liquidity can also be provided through sales of securities available-for-sale and loans.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. During 2010, Salisbury’s internal liquidity measures to manage liquidity exposure remained within target ranges. At December 31, 2010, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 28.45%, down from 33.24% at December 31, 2009. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2010 provided net cash of $5.5 million. Investing activities utilized net cash of $29.8 million, principally for securities purchases of $52.9 million, net loan advances of $26.4 million, and capital expenditures of $2.9 million, offset in part by securities repayments and maturities of $53.0 million. Financing activities provided net cash of $8.0 million, principally, from net deposit and repurchase agreement growth of $13.9 million, offset in part by a net decrease in FHLBB advances of $3.6 million and cash dividend payments, on common and preferred stock, of $2.3 million.

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

CAPITAL RESOURCES

Shareholders' equity increased $2.7 million to $55.0 million during 2010 and tangible book value per share increased $1.69 to $20.81. Contributing to the increase in shareholders’ equity were net income of $3.7 million, or $1.90 per common share, and a decrease in accumulated other comprehensive loss, net, of $1.3 million, principally from a net decrease in unrealized holding losses on securities available-for-sale, net of taxes. Reducing shareholders’ equity was $2.3 million of common and preferred stock dividends paid.

In March 2009, Salisbury issued $8,816,000 of preferred stock to the Treasury pursuant to the CPP.

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

	Well	December 31, 2010		December 31, 2009
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	13.91%	11.11%	12.86%	10.40%
Tier 1 Capital (to risk-weighted assets)	6.00	12.84	10.06	11.95	9.48
Tier 1 Capital (to average assets)	5.00	8.39	6.72	8.39	6.70

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank’s safety and soundness.  However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

Preferred Stock

In March 2009, Salisbury issued to the Treasury $8,816,000 of Preferred Stock under the CPP of the EESA.

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

Dividends

During 2010, Salisbury declared and paid four quarterly common stock dividends of $0.28 each totaling $1,890,000. During 2009, Salisbury declared three and paid four quarterly common stock dividends of $0.28 each totaling $1,889,000.

In November 2009, Salisbury amended its dividend policy to coincide future quarterly common stock dividend declarations with quarterly earnings announcements made approximately four weeks after the end of future quarterly reporting periods. Prior to this amendment, dividend declarations were generally announced prior to the end of a reporting period. The timing of dividend payments remained substantially unchanged. Consequently, on February 4, 2010 Salisbury announced both its financial results for the fourth quarter of 2009 and its declaration on January 29, 2010 of a common stock dividend of $.28 per common share, payable on February 26, 2010. For the corresponding prior year period, Salisbury announced a common stock dividend of $.28 per common share on November 26, 2008, payable on January 31, 2009, and announced its financial results for the fourth quarter of 2008 on March 20, 2009.

During 2010 and 2009 Salisbury paid preferred stock dividends to the Treasury of $441,000 and $296,000, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on Salisbury’s financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury’s consolidated financial statements are prepared in conformity with GAAP that require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of Salisbury are monetary and as a result, interest rates have a greater impact on Salisbury’s performance than do the effects of general levels of inflation, although interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Although not a material factor in recent years, inflation could impact earnings in future periods.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2010 ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 175 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 100 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 400 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Because income simulations assume that Salisbury’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2010 net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2010.

As of December 31, (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates	(13.40)%	(12.96)%
Immediately falling interest rates	0.21	(2.09)
Gradually rising interest rates	(5.09)	(13.45)

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

While ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the re-pricing, maturity and prepayment characteristics of financial instruments and the composition of Salisbury’s balance sheet may change to a different degree than estimated. Simulation modeling assumes a relatively static balance sheet that does not necessarily reflect Salisbury’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from ALCO’s estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

As of December 31, 2010 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(269)	$(521)
U.S. Government agency notes	(1,198)	(2,750)
Municipal bonds	(4,015)	(7,597)
Mortgage backed securities	(460)	(1,129)
Collateralized mortgage obligations	(859)	(1,793)
SBA pools	(19)	(34)
Other	-	-
Total available-for-sale debt securities	$(6,820)	$(13,824)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors
Salisbury Bancorp, Inc.
Lakeville, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company P.C.

West Peabody, Massachusetts
March 23, 2011

83 Pine street west peabody, massachusetts 07960-3635 telephone (978) 535-0206 facsimile (978) 535-9908 smc@shatswell.com www.shatswell.com

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except par value)	2010	2009
ASSETS
Cash and due from banks	$6,694	$6,248
Interest bearing demand deposits with other banks	20,214	37,050
Total cash and cash equivalents	26,908	43,298
Interest bearing time deposits with other banks	5,000	5,000
Securities
Available-for-sale at fair value	147,422	145,031
Held-to-maturity at amortized cost (fair value: $58 and $62)	56	62
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	1,184	665
Loans receivable, net (allowance for loan losses: $3,920 and $3,473)	352,449	327,257
Investment in real estate	75	75
Other real estate owned	610	275
Bank premises and equipment, net	12,190	10,434
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,301 and $1,079)	1,242	1,464
Accrued interest receivable	2,132	2,177
Cash surrender value of life insurance policies	3,854	3,685
Deferred taxes	2,540	3,285
Other assets	3,947	3,778
Total Assets	$575,470	$562,347
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$71,565	$70,026
Demand (interest bearing)	63,258	45,633
Money market	77,089	64,477
Savings and other	93,324	84,528
Certificates of deposit	125,053	153,539
Total deposits	430,289	418,203
Repurchase agreements	13,190	11,415
Federal Home Loan Bank of Boston advances	72,812	76,364
Accrued interest and other liabilities	4,163	4,010
Total Liabilities	520,454	509,992
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; issued: 8,816;
Liquidation preference: $1,000 per share	8,738	8,717
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,687,661 and 1,686,701	168	168
Common stock warrants outstanding	112	112
Paid-in capital	13,200	13,177
Retained earnings	36,567	35,259
Accumulated other comprehensive loss, net	(3,769)	(5,078)
Total Shareholders' Equity	55,016	52,355
Total Liabilities and Shareholders' Equity	$575,470	$562,347

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (in thousands except per share amounts)	2010	2009	2008
Interest and dividend income
Interest and fees on loans	$18,483	$18,233	$18,449
Interest on debt securities
Taxable	3,770	5,028	5,336
Tax exempt	2,231	2,491	2,446
Dividends on equity securities	-	-	202
Other interest	172	114	124
Total interest and dividend income	24,656	25,866	26,557
Interest expense
Deposits	4,364	5,790	6,633
Repurchase agreements	90	131	106
Federal Home Loan Bank of Boston advances	3,043	3,111	4,086
Total interest expense	7,497	9,032	10,825
Net interest and dividend income	17,159	16,834	15,732
Provision for loan losses	1,000	985	1,279
Net interest and dividend income after provision for loan losses	16,159	15,849	14,453
Non-interest income
Gains on securities, net	16	473	600
Trust and wealth advisory	2,102	1,978	2,264
Service charges and fees	2,006	1,725	1,930
Gains on sales of mortgage loans, net	889	488	344
Mortgage servicing, net	24	80	(124)
Other	270	459	182
Total non-interest income, excluding other-than-temporary impairment losses	5,307	5,203	5,196
Other-than-temporary impairment losses on securities	-	(2,302)	(2,955)
Portion of loss recognized in other comprehensive income (before tax)	-	1,174	-
Net other-than-temporary impairment losses recognized in earnings	-	(1,128)	(2,955)
Total non-interest income	5,307	4,075	2,241
Non-interest expense
Salaries	6,816	6,623	6,472
Employee benefits	2,253	2,527	1,858
Premises and equipment	2,099	1,969	1,859
Data processing	1,452	1,473	1,339
Professional fees	1,382	1,508	1,269
FDIC insurance	735	914	60
Marketing and community support	319	341	457
Federal Home Loan Bank of Boston advances prepayment fee	-	-	864
Amortization of intangibles	222	164	164
Other	1,835	1,987	1,667
Total non-interest expense	17,113	17,506	16,009
Income before income taxes	4,353	2,418	685
Income tax (benefit) provision	693	(49)	(421)
Net income	$3,660	$2,467	$1,106
Net income available to common shareholders	$3,198	$2,102	$1,106

Basic and diluted earnings per common share	$1.90	$1.25	$0.66
Common dividends per share	1.12	0.84	1.12

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock						Accumulated other	Total
(dollars in thousands)	Shares	Amount	Preferred Stock	Warrants	Paid-in capital	Retained earnings	comprehensive loss	shareholders' equity
Balances at December 31, 2007	1,685,021	$168	-	-	$13,130	$35,583	$(3,318)	$45,563
Net income for year	-	-	-	-	-	1,106	-	1,106
Other comprehensive loss, net of tax	-	-	-	-	-	-	(5,587)	(5,587)
Total comprehensive loss								(4,481)
Common stock dividends declared	-	-	-	-	-	(1,888)	-	(1,888)
Cumulative effect of change in
accounting principle: initial
application of ASC 715-60	-	-	-	-	-	(283)	-	(283)
Issuance of common stock for
directors fees	840	-	-	-	28	-	-	28
Balances at December 31, 2008	1,685,861	168	-	-	13,158	34,518	(8,905)	38,939
Net income for year	-	-	-	-	-	2,467	-	2,467
Other comprehensive income, net of tax	-	-	-	-	-	-	3,827	3,827
Total comprehensive income								6,294
Issuance of preferred stock and warrants	-	-	8,704	112	-	-	-	8,816
Amortization (accretion) of preferred stock	-	-	13	-	-	(13)	-	-
Common stock dividends declared	-	-	-	-	-	(1,417)	-	(1,417)
Preferred stock dividends paid	-	-	-	-	-	(296)	-	(296)
Issuance of common stock for
directors fees	840	-	-	-	19	-	-	19
Balances at December 31, 2009	1,686,701	168	8,717	112	13,177	35,259	(5,078)	52,355
Net income for year	-	-	-	-	-	3,660	-	3,660
Other comprehensive income, net of tax	-	-	-	-	-	-	1,309	1,309
Total comprehensive income								4,969
Amortization (accretion) of preferred stock	-	-	21	-	-	(21)	-	-
Common stock dividends declared	-	-	-	-	-	(1,890)	-	(1,890)
Preferred stock dividends paid	-	-	-	-	-	(441)	-	(441)
Issuance of common stock for
directors fees	960	-	-	-	23	-	-	23
Balances at December 31, 2010	1,687,661	$168	$8,738	$112	$13,200	$36,567	$(3,769)	$55,016

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2010	2009	2008
Operating Activities
Net income	$3,660	$2,467	$1,106
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	483	652	149
Bank premises and equipment	787	709	687
Core deposit intangible	222	164	164
Mortgage servicing rights	197	167	132
Fair value adjustment on loans	42	47	48
Fair value adjustment on deposits and borrowings	-	(54)	(130)
(Gains) and losses
Sales and calls of securities available-for-sale, net	(16)	(473)	(600)
Sale of other real estate owned	15	(39)	-
Life insurance policies settlement	-	(129)	-
Loss on sale/disposals of premises and equipment	6	-	-
Impairment loss on securities recognized in earnings	-	1,128	2,955
Loss recognized on other real estate owned		125	-
Provision for loan losses	1,000	985	1,279
(Increase) decrease in loans held-for-sale	(519)	1,649	(2,194)
Increase in deferred loan origination fees and costs, net	(236)	(193)	(88)
Mortgage servicing rights originated	(453)	(367)	(132)
(Decrease) increase in mortgage servicing rights impairment reserve	(20)	(88)	117
Decrease (increase) in interest receivable	45	503	(135)
Deferred tax expense (benefit)	71	(1,060)	(938)
Decrease (increase) in prepaid expenses	757	(2,542)	138
Increase in cash surrender value of life insurance policies	(169)	(265)	(137)
(Increase) decrease in income tax receivable	(824)	437	(347)
Decrease (increase) in other assets	149	(63)	(183)
Increase (decrease) in accrued expenses	270	129	(98)
(Decrease) increase in interest payable	(88)	25	(240)
Increase in other liabilities	62	230	183
Issuance of shares for directors’ fees	23	19	28
Net cash provided by operating activities	5,464	4,163	1,764
Investing Activities
Purchase of interest-bearing time deposits with other banks	-	(5,000)	-
Purchases of Federal Home Loan Bank of Boston stock	-	(709)	(147)
Purchases of securities available-for-sale	(52,932)	(110,728)	(111,560)
Proceeds from sales of securities available-for-sale	-	37,818	76,524
Proceeds from calls of securities available-for-sale	24,745	42,044	22,500
Proceeds from maturities of securities available-for-sale	27,221	32,207	7,370
Proceeds from maturities of securities held-to-maturity	6	4	4
Loan originations and principal collections, net	(26,443)	(28,554)	(27,367)
Purchases of loans	-	-	(3,297)
Recoveries of loans previously charged-off	29	30	45
Proceeds from sales of other real estate owned	66	94	-
Proceeds from life insurance policies settlement	-	534	-
Proceeds from sales/disposals of premises and equipment	382	-	-
Capital expenditures	(2,906)	(3,565)	(903)
Cash and cash equivalents acquired
Webster Bank N.A.	-	8,121	-
Net cash utilized by investing activities	(29,832)	(27,704)	(36,831)

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2010	2009	2008
Financing Activities
Increase in deposit transaction accounts, net	40,572	39,153	17,713
(Decrease) increase in time deposits, net	(28,486)	22,679	9,471
Increase in securities sold under agreements to repurchase, net	1,775	212	11,203
Federal Home Loan Bank of Boston advances	-	12,000	17,000
Principal payments on Federal Home Loan Bank of Boston advances	(3,552)	(2,618)	(36,208)
(Decrease) increase in short term Federal Home Loan Bank of Boston advances, net	-	(20,878)	12,241
Proceeds from issuance of preferred stock	-	8,816	-
Common stock dividends paid	(1,890)	(1,889)	(1,871)
Preferred stock dividends paid	(441)	(296)	-
Net cash provided by financing activities	7,978	57,179	29,549
Net (decrease) increase in cash and cash equivalents	(16,390)	33,638	(5,518)
Cash and cash equivalents, beginning of year	43,298	9,660	15,178
Cash and cash equivalents, end of year	$26,908	$43,298	$9,660
Cash paid during year
Interest	$7,585	$9,064	$11,195
Income taxes	1,446	574	864
Non-cash transfers
From loans to other real estate owned	610	400	205
From other real estate owned to loans	194	150	-
Webster Bank, N.A. branch acquisition
Cash and cash equivalents acquired	-	8,121	-
Net loans acquired	-	2,455	-
Fixed assets acquired	-	403	-
Accrued interest receivable acquired	-	7	-
Deposits assumed	-	11,446	-
Accrued interest payable assumed	-	3	-
Core deposit intangible	-	463	-

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury is the bank holding company for Salisbury Bank, a State chartered commercial bank.  Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment.  The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut.  The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments.  The Bank conducts its business through eight full-service offices located in Litchfield, Berkshire and Dutchess Counties in Connecticut, Massachusetts and New York, respectively.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

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

Certain reclassifications have been made to the 2009 and 2008 financial statements to make them consistent with the 2010 presentation.

Salisbury's loans collateralized by real estate and all other real estate owned (“OREO”) are located principally in northwestern Connecticut and nearby New York and Massachusetts towns, which constitute Salisbury's service area. Accordingly, the collectability of a substantial portion of the loan portfolio and OREO is particularly susceptible to changes in market conditions in Salisbury’s service area. While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in local economic conditions, particularly in Salisbury’s service area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Salisbury's allowance for loan losses and valuation of OREO.  Such agencies may require Salisbury to recognize additions to the allowance or write-downs based on their judgments of information available to them at the time of their examination.

Securities

Securities that may be sold as part of Salisbury's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair market value.  Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders' equity. Securities that Salisbury has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.  Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities are reviewed regularly for other-than-temporary impairment (“OTTI”).  Premiums and discounts are amortized or accreted utilizing the interest method over the life or call of the term of the investment security.  For any debt security with a fair value less than its amortized cost basis, Salisbury will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis.  If either condition is met, Salisbury will recognize a full impairment charge to earnings.  For all other debt securities that are considered OTTI and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses.  The OTTI related to all other factors will be recorded in other comprehensive income. Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB also announced that it expects to continue to declare modest cash dividends through 2011. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2010. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

Loans

Loans receivable consist of loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. Loans receivable are reported at their principal outstanding balance, net of unamortized deferred loan origination fees and costs. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

Loans held-for-sale consist of residential mortgage loans that management has the intent to sell. Loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, net of deferred loan origination fees and costs. Changes in the carrying value, deferred loan origination fees and costs, and realized gains and losses on sales of loans held-for-sale are reported in earnings as gains and losses on sales of mortgage loans, net, when the proceeds are received from investors.

The accrual of interest on loans, including troubled debt restructured loans, is generally discontinued when principal or interest is past due by 90 days or more, or earlier when, in the opinion of management, full collection of principal or interest is unlikely, except for loans that are well collateralized, in the process of collection and where full collection of principal and interest is assured. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current income. Income on such loans, including impaired loans, is then recognized only to the extent that cash is received and future collection of principal is probable. Loans, including troubled debt restructured loans, are restored to accrual status when principal and interest payments are brought current and future payments are reasonably assured, following a sustained period of repayment performance by the borrower in accordance with the loan's contractual terms.

Troubled debt restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Salisbury by increasing the ultimate probability of collection.

Troubled debt restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the troubled debt restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing troubled debt restructured loans are generally placed into nonaccrual status if and when the borrower fails to comply with the restructured terms.

Impaired loans are loans for which it is probable that Salisbury will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring. Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral, if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan or portion of a loan to be uncollectible.

The determination of the adequacy of the allowance is based on management’s ongoing review of numerous factors, including the growth and composition of the loan portfolio, historical loss experience over a 10-to-15 year economic cycle, probable credit losses based upon internal and external portfolio reviews, credit risk concentrations, changes in lending policy, current economic conditions, analysis of current levels and asset quality, delinquency levels and trends, estimates of the current value of underlying collateral, the performance of individual loans in relation to contract terms, and other pertinent factors.

While management believes that the allowance for loan losses is adequate the allowance is an estimate, and ultimate losses may vary from management’s estimate. Future additions to the allowance may also be necessary based on changes in assumptions and economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans based on loan product, collateral type and abundance, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows or collateral value, and (3) unallocated: general loss allocations for other environmental factors.

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity credit) commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management’s general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - Salisbury generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate - Loans in this segment are primarily income-producing properties throughout Salisbury’s market area.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  For all commercial loans management annually obtains business and personal financial statements, tax returns, and, where applicable, rent rolls, and continually monitors the repayment of these loans.

Construction loans - Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans - Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Loans individually evaluated for impairment:

This component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that Salisbury will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Salisbury periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are classified as impaired.

Unallocated

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Other Real Estate Owned (“OREO”)

Other real estate owned consists of properties acquired through foreclosure and properties classified as in-substance foreclosures. These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for declines in market value and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in OREO expense.

Loans classified as in-substance foreclosures include only those loans for which Salisbury has taken possession of the collateral, but has not completed legal foreclosure proceedings.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the acquisition method of accounting. Salisbury’s assets at December 31, 2010, and 2009, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc. and $319,000 arising from the 2007 purchase of a branch office in Mt. Vernon, NY.  See Note 17.

On an annual basis, management assesses intangible assets for impairment and at December 31, 2010, concluded there was no impairment.  If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Statement of Cash Flows

For the purpose of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and interest-bearing demand deposits with other financial institutions.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangibles - Goodwill and Other.”  This ASU is to addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.”  As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively.  Early application is permitted. This ASU did not have a significant impact on Salisbury’s financial position or results of operations. In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 20, “Fair Value Measurements,” to the consolidated Financial Statements. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. The requirements are effective July 1, 2010.  This standard did not have a significant impact on Salisbury’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 20 “Fair Value Measurements,” to the consolidated Financial Statements. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  These standards did not have a significant impact on Salisbury’s financial position or results of operations.

NOTE 2 - SECURITIES

The composition of securities is as follows:
	Amortized	Gross un-	Gross un-	Fair
(in thousands)	cost (1)	realized gains	realized losses	value
December 31, 2010
Available-for-sale
U.S. Treasury notes	$4,999	$197	$-	$5,196
U.S. Government Agency notes	41,590	380	(92)	41,878
Municipal bonds	51,330	139	(5,371)	46,098
Mortgage backed securities
U.S. Government Agencies	19,190	566	(20)	19,736
Collateralized mortgage obligations
U.S. Government Agencies	9,283	29	(1)	9,311
Non-agency	19,002	714	(599)	19,117
SBA bonds	4,831	70	-	4,901
Corporate bonds	1,089	41	-	1,130
Preferred Stock	20	35	-	55
Total securities available-for-sale	$151,334	$2,171	$(6,083)	$147,422
Held-to-maturity
Mortgage backed security	$56	$2	$-	$58
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
December 31, 2009
Available-for-sale
U.S. Treasury notes	$1,999	$1	$-	$2,000
U.S. Government Agency notes	24,833	125	(126)	24,832
Municipal bonds	51,775	113	(4,735)	47,153
Mortgage backed securities
U.S. Government Agencies	33,535	535	(143)	33,927
Collateralized mortgage obligations
U.S. Government Agencies	5,696	-	(58)	5,638
Non-agency	25,317	433	(2,121)	23,629
SBA bonds	6,581	59	-	6,640
Corporate bonds	1,079	49	-	1,128
Preferred Stock	20	64	-	84
Total securities available-for-sale	$150,835	$1,379	$(7,183)	$145,031
Held-to-maturity
Mortgage backed security	$62	$-	$-	$62
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2010	2009	2008
Proceeds	$-	$37,818	$76,524
Gains realized	-	600	572
Losses realized	-	(135)	-
Net gains realized	-	465	572
Income tax provision	-	158	194

Included in non-agency Collateralized Mortgage Obligations (“CMOs”) are seven securities issued by Wells Fargo with an aggregate amortized cost basis and fair value of $6,474,000 and $6,588,000, respectively, that exceeded 10% of shareholders’ equity as of December 31, 2010.

The following table summarizes, for all securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, in an unrealized loss position, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses
December 31, 2010
Available-for-sale
U.S. Government Agency notes	$9,908	$92	$-	$-	$9,908	$92
Municipal Bonds	28,677	1,708	14,965	3,663	43,642	5,371
Mortgage backed securities	2,190	20	-	-	2,190	20
Collateralized mortgage obligations
U.S. Government Agencies	4,659	1	-	-	4,659	1
Non-agency	-	-	3,558	189	3,558	189
Total temporarily impaired securities	45,434	1,821	18,523	3,852	63,957	5,673
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	1,055	104	2,737	306	3,792	410
Total temporarily impaired and other-than-
temporarily impaired securities	$46,489	$1,925	$21,260	$4,158	$67,749	$6,083
December 31, 2009
Available-for-sale
U.S. Government Agency notes	$7,997	$126	$-	$-	$7,997	$126
Municipal Bonds	12,171	438	30,249	4,297	42,420	4,735
Mortgage backed securities	2,704	135	641	8	3,345	143
Collateralized mortgage obligations
U.S. Government Agencies	5,638	58	-	-	5,638	58
Non-agency	4,387	327	5,768	563	10,155	890
Total temporarily impaired securities	32,897	1,084	36,658	4,868	69,555	5,952
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency
Other-than-temporarily impaired securities	-	-	4,237	1,231	4,237	1,231
Total temporarily impaired and other-than-
temporarily impaired securities	$32,897	$1,084	$40,895	$6,099	$73,792	$7,183

Securities amortized cost, fair value and tax equivalent yield by maturity are as follows:

December 31, 2010 (dollars in thousands)	Amortized cost	Fair value	Yield(1)
Available-for-sale
U.S. Treasury notes
After 5 years but within 10 years	$4,999	$5,196	3.06%
U.S. Government Agency notes
Within 1 year	4,991	5,019	3.09
After 1 year but within 5 years	26,996	27,147	1.95
After 5 years but within 10 years	5,000	4,920	2.35
After 10 years but within 15 years	2,073	2,134	3.15
After 15 years	2,530	2,658	5.03
Total	41,590	41,878	3.57
Municipal bonds
After 5 years but within 10 years	623	641	5.49
After 10 years but within 15 years	3,186	2,996	6.16
After 15 years	47,521	42,461	6.37
Total	51,330	46,098	6.34
Mortgage backed securities
U.S. Government Agency	19,190	19,736	3.83
Collateralized mortgage obligations
U.S. Government Agency	9,283	9,311	5.77
Non-agency	19,002	19,117	0.57
SBA bonds	4,831	4,901	1.40
Corporate bonds
After 1 year but within 5 years	1,089	1,130	4.00
Preferred Stock	20	55	0.00
Total securities available-for-sale	$151,334	$147,422	4.57

Held-to-maturity
Mortgage backed security	$56	$58	3.33%
(1)      Yield is based on amortized cost.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2010.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these securities to be OTTI at December 31, 2010.

Municipal bonds: Contractual cash flows are performing as expected. The decline in fair values at December 31, 2010 as compared with December 31, 2009, is primarily due to an increase in interest rates and risk premium spreads for municipal bonds in 2010 compared to 2009. Late in 2010 and continuing into 2011 the municipal bond market experienced significant price declines as uncertainty about the health of local and state government finances caused investors to exit the market. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. In response to this Salisbury has commenced credit underwriting reviews of certain issuers, including those that have had their ratings withdrawn and those that are insured by insurers that have had their ratings withdrawn, to assess their default risk. For all completed reviews pass credit risk ratings have been assigned. Management believes that unrealized losses on its municipal bonds are a function of interest rate movements and changes in investor spreads for credit sensitive securities. Management expects to recover the entire amortized cost basis of these securities.  Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Management does not consider these securities to be OTTI at December 31, 2010.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at December 31, 2010 to assess whether any of the securities were OTTI. Salisbury uses third party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged these five securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2010. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Securities for which an OTTI has been recognized are as follows:

Year ended December 31, (in thousands)	2010	2009
Non-Agency CMOs
Total OTTI losses (unrealized and realized)	$-	$2,302
Less: unrealized OTTI recognized in other comprehensive loss	-	1,174
Net impairment losses recognized in earnings	$-	$1,128

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Years ended December 31, (in thousands)	2010	2009
Balance, beginning of period	$1,128	$-
Credit component on debt securities in which OTTI was not previously recognized	-	1,128
Balance, end of period	$1,128	$1,128

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

December 31, (in thousands)	2010	2009
Residential 1-4 family	$176,892	$165,249
Residential 5+ multifamily	2,889	2,643
Construction of residential 1-4 family	5,988	2,817
Home equity credit	34,164	33,569
Residential real estate	219,933	204,278
Commercial	75,495	68,085
Construction of commercial	7,312	8,706
Commercial real estate	82,807	76,791
Farm land	5,690	5,577
Vacant land	12,979	11,656
Real estate secured	321,409	298,302
Commercial and industrial	25,123	24,014
Municipal	4,338	2,284
Consumer	4,677	5,544
Loans receivable, gross	355,547	330,144
Deferred loan origination fees and costs, net	822	586
Allowance for loan losses	(3,920)	(3,473)
Loans receivable, net	$352,449	$327,257
Loans held-for-sale
Residential 1-4 family	$1,184	$665

Salisbury has transferred a portion of its originated commercial real estate loans to participating lenders under loan participation agreements. The amounts transferred have been accounted for as sales and are excluded from Salisbury’s loans receivables.  Salisbury and its participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. Salisbury services the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.

During 2010, Salisbury sold a $2 million participation in a $6 million commercial real estate loan. Salisbury did not purchase any loan participations in 2010. At December 31, 2010 and 2009, Salisbury was servicing loans for participants aggregating $1,978,000 and $0 respectively.

The composition of loans receivable by delinquency status is as follows:

		Past due
December 31, 2010 (in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
Residential 1-4 family	$168,745	$4,606	$731	$1,668	$-	$1,142	$3,541	$-	$2,534
Residential 5+ multifamily	2,728	-	161	-	-	-	161	-	-
Residential 1-4 family construction	5,988	-	-	-	-	-	-	-	-
Home equity credit	33,575	419	55	90	-	25	170	-	362
Residential real estate	211,036	5,025	947	1,758	-	1,167	3,872	-	2,896
Commercial	72,817	1,401	537	-	346	394	1,277	-	2,924
Construction of commercial	7,312	-	-	-	-	-	-	-	-
Commercial real estate	80,129	1,401	537	-	346	394	1,277	-	2,924
Farm land	4,754	936	-	-	-	-	-	-	-
Vacant land	9,498	30	53	-	241	3,157	3,451	-	4,018
Real estate secured	305,417	7,392	1,537	1,758	587	4,718	8,600	-	9,838
Commercial and industrial	24,618	250	159	-	96	-	255	96	207
Municipal	4,338	-	-	-	-	-	-	-	-
Consumer	4,512	110	33	22	-	-	55	-	-
Loans receivable, gross	$338,885	$7,752	$1,729	$1,780	$683	$4,718	$8,910	$96	$10,045

Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2010, 2009 and 2008 had the loans been current in accordance with their original terms totaled $335,000, $262,000 and $346,000, respectively.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended December 31, (in thousands)	2010	2009	2008
Balance, beginning of period	$3,473	$2,724	$2,475
Provision for losses	1,000	985	1,279
Charge-offs	(582)	(266)	(1,075)
Recoveries	29	30	45
Balance, end of period	$3,920	$3,473	$2,724

The composition of loans receivable and the allowance for loan losses at December 31, 2010 is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2010 (in thousands)	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential 1-4 family	$170,145	$740	$6,747	$350	$176,892	$1,090
Residential 5+ multifamily	2,889	25	-	-	2,889	25
Construction of residential 1-4 family	5,988	28	-	-	5,988	28
Home equity credit	33,801	361	363	-	34,164	361
Residential real estate	212,823	1,154	7,110	350	219,933	1,504
Commercial	70,574	813	4,921	279	75,495	1,092
Construction of commercial	7,292	41	20	-	7,312	41
Commercial real estate	77,866	854	4,941	279	82,807	1,133
Farm land	5,690	61	-	-	5,690	61
Vacant land	8,801	99	4,178	232	12,979	331
Real estate secured	305,180	2,168	16,229	861	321,409	3,029
Commercial and industrial	23,789	286	1,334	254	25,123	540
Municipal	4,338	51	-	-	4,338	51
Consumer	4,677	164	-	-	4,677	164
Unallocated allowance	-	-	-	-	-	136
Totals	$337,984	$2,669	$17,563	$1,115	$355,547	$3,920

Credit Quality Information

Salisbury uses credit risk ratings to determine its allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

Loans rated as "special mention" possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

Loans rates as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity.  These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

Loans rated "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.

Loans classified as "loss" are considered uncollectible and of such little value, that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio is examined periodically by its regulatory agencies, the FDIC and CTDOB.

The composition of loans receivable by risk rating grade is as follows:

December 31, 2010 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$155,291	$13,207	$8,394	$-	$-	$176,892
Residential 5+ multifamily	1,799	1,001	89	-	-	2,889
Construction of residential 1-4 family	4,798	1,115	75	-	-	5,988
Home equity credit	31,512	1,472	1,180	-	-	34,164
Residential real estate	193,400	16,795	9,738	-	-	219,933
Commercial	54,932	13,635	6,928	-	-	75,495
Construction of commercial	6,327	938	47	-	-	7,312
Commercial real estate	61,259	14,573	6,975	-	-	82,807
Farm land	1,519	3,290	881	-	-	5,690
Vacant land	8,446	266	4,267	-	-	12,979
Real estate secured	264,624	34,924	21,861	-	-	321,409
Commercial and industrial	19,439	4,304	1,380	-	-	25,123
Municipal	4,338	-	-	-	-	4,338
Consumer	4,412	188	67	10	-	4,677
Loans receivable, gross	$292,813	$39,416	$23,308	$10	$-	$355,547

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

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. A specific valuation allowance is established for the impairment amount of each loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. The components of impaired loans are as follows:

December 31, (in thousands)	2010	2009
Non-accrual loans, excluding troubled debt restructured loans	$5,791	$5,098
Non-accrual troubled debt restructured loans	4,254	2,341
Accruing troubled debt restructured loans	5,330	4,566
Total impaired loans	$15,375	$12,005
Commitments to lend additional amounts to impaired borrowers	$-	$-

Certain data with respect to loans individually evaluated for impairment at December 31, 2010 is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
December 31, 2010	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
Residential 1-4 family	$1,819	$1,896	$1,616	$275	$7	$4,092	$4,092	$3,464	$110
Home equity credit	-	-	-	-	-	362	362	365	20
Residential real estate	1,819	1,896	1,616	275	7	4,454	4,455	3,829	130
Commercial	2,532	2,633	2,482	267	123	2,069	2,084	2,017	91
Vacant land	995	1,015	1,015	139	-	3,023	3,387	3,023	-
Real estate secured	5,346	5,544	5,113	681	130	9,546	9,925	8,869	221
Commercial and industrial	207	207	220	104	11	276	800	284	-
Totals	$5,553	$5,751	$5,333	$785	$141	$9,822	$10,725	$9,153	$221

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2010	2009
Residential mortgage loans serviced for others	$98,247	$72,962
Fair value of mortgage servicing rights	759	473

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2010	2009	2008
Loan Servicing Rights
Balance, beginning of period	$427	$227	$227
Originated	453	367	132
Amortization (1)	(197)	(167)	(132)
Balance, end of period	683	427	227
Valuation Allowance
Balance, beginning of period	(30)	(118)	(1)
Decrease (increase) in impairment reserve (1)	20	88	(117)
Balance, end of period	(10)	(30)	(118)
Loan servicing rights, net	$673	$397	$109
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2010	2009
Securities available-for-sale (at fair value)	$62,764	$63,097
Loans receivable	114,424	104,960
Total pledged assets	$177,188	$168,057

At December 31, 2010 securities were pledged as follows: $46.0 million to secure public deposits and Treasury Tax and Loan deposits, $13.2 million to secure repurchase agreements and $3.6 million to secure FHLBB and FRB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2010	2009
Land	$2,168	$843
Buildings and improvements	9,486	6,132
Leasehold Improvements	707	819
Furniture, fixtures and equipment	4,464	3,436
Construction in progress, including land acquisition and development	201	3,864
Total cost	17,026	15,094
Accumulated depreciation and amortization	(4,836)	(4,660)
Bank premises and equipment, net	$12,190	$10,434

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2010	2009	2008
Goodwill (1)
Balance, beginning of period	$9,829	$9,829	$9,829
Additions	-	-	-
Impairment	-	-	-
Balance, end of period	$9,829	$9,829	$9,829
Core Deposit Intangibles
Cost, beginning of period	$2,543	$2,080	$2,080
Additions	-	463	-
Impairment	-	-	-
Cost, end of period	2,543	2,543	2,080
Amortization, beginning of period	(1,079)	(915)	(751)
Amortization	(222)	(164)	(164)
Amortization, end of period	(1,301)	(1,079)	(915)
Core deposit intangibles, net	$1,242	$1,464	$1,165
(1)	Not subject to amortization.

In December 2009, Salisbury acquired the Canaan, Connecticut branch office of Webster Bank, National Association and assumed approximately $11 million in deposits and acquired approximately $2.5 million in loans, and a property located at 10 Granite Ave., Canaan, Connecticut that Salisbury sold in 2010. Salisbury assigned a core deposit intangible of $463,000 to the acquisition.

Salisbury evaluated its goodwill and intangible assets as of December 31, 2010, and 2009, and found no impairment. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2011	$222
2012	222
2013	222
2014	196
2015	154
2016 – 2017	226

NOTE 8 - DEPOSITS

Scheduled maturities of time certificates of deposit were as follows:

December 31, 2010 (in thousands)	CD maturities
2011	$86,730
2012	15,187
2013	11,003
2014	6,926
2015	5,207
Total	$125,053

The total amount and scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

December 31, (in thousands)	2010	2009
Less than three months	$9,067	$17,440
Within three-to-six months	15,211	6,667
Within six-to-twelve months	14,633	8,141
Over one year	15,915	14,365
Total	$54,826	$46,613

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers.  Securities sold under repurchase agreements are as follows:

As of or for the years ended December 31, (dollars in thousands)	2010	2009
Repurchase agreements, ending balance	$13,190	$11,415
Repurchase agreements, average balance during period	12,476	11,775
Book value of collateral	12,824	12,628
Market value of collateral	13,229	12,655
Weighted average rate during period	.50%	1.11%
Weighted average maturity	1 day	1 day

NOTE 10 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2010			December 31, 2009
(dollars in thousands)	Total	Callable (1)	Rate (2)	Total	Callable (1)	Rate (2)
Overnight	$-	$-	0.00%	$-	$-	0.00%
2010	-	-	0.00	3,552	1,900	4.76
2011	18,197	10,500	3.97	18,197	10,500	3.97
2012	12,636	5,000	3.44	12,636	5,000	3.44
2013	11,569	10,000	4.75	11,569	10,000	4.75
2014	1,598	-	3.87	1,598	-	3.87
2015	791	-	3.88	791	-	3.88
2016	15,021	15,000	4.08	15,021	15,000	4.08
2017	6,000	6,000	3.99	6,000	6,000	3.99
2018	7,000	7,000	3.69	7,000	7,000	3.69
Total	$72,812	$53,500	3.96%	$76,364	$55,400	4.02%
(1)	Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. All callable advances are callable quarterly by the FHLBB.
(2)	Weighted average rate based on scheduled maturity dates.

During 2008, the Bank prepaid $19 million of FHLBB advances to restructure its wholesale borrowings and incurred a prepayment fee of $864,000 which was included in non-interest expense.

In addition to outstanding advances, Salisbury has access to an unused FHLBB line of credit of $3.5 million at December 31, 2010. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

The following table sets forth certain information concerning short-term FHLBB advances:

As of or for the years ended December 31, (dollars in thousands)	2010	2009
Highest month-end balance during period	$-	$10,333
Ending balance	-	-
Average balance during period	16	760
Weighted average rate during period	0.62%	0.34%
Weighted average rate at end of period	-	-

NOTE 11 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.  The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2010	2009	2008
Federal	$572	$897	$399
State	50	114	118
Current provision	622	1,011	517
Federal	71	(1,060)	(1,017)
State	-	-	-
Change in valuation allowance	-	-	79
Deferred benefit	71	(1,060)	(938)
Income tax provision (benefit)	$693	$(49)	$(421)

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31, (in thousands)	2010	2009	2008
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
Connecticut Corporation tax net of federal tax benefit	0.8	3.1	11.4
Tax exempt income and dividends received deduction	(19.6)	(40.3)	(135.4)
Other	.7	1.2	16.9
Change in valuation allowance	-	-	11.6
Effective income tax rates	15.9%	(2.0)%	(61.5)%

The components of Salisbury's net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2010	2009
Allowance for loan losses	$1,109	$958
Interest on non-performing loans	160	154
Accrued deferred compensation	54	57
Post-retirement benefits	17	21
Other real estate owned property write-down	22	65
Capital loss carry forward	349	349
Unrecognized pension expense	612	643
Write-down of securities	1,388	1,388
Alternative minimum tax	626	466
Net unrealized holding loss on available-for-sale securities	1,330	1,973
Gross deferred tax assets	5,667	6,074
Valuation allowance	(349)	(349)
Gross deferred tax assets, net	5,318	5,725
Deferred loan costs, net	(280)	(199)
Goodwill and core deposit intangible asset	(714)	(702)
Accelerated depreciation	(1,232)	(1,029)
Mark-to-market purchase accounting adjustments	(42)	(57)
Mortgage servicing rights	(229)	(135)
Prepaid pension	(281)	(318)
Gross deferred tax liabilities	(2,778)	(2,440)
Net deferred tax asset	$2,540	$3,285

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2010 and 2009, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”).  In accordance with this legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay state income tax in the foreseeable future unless there is a change in Connecticut law.  Accordingly, Salisbury does not expect to be able to utilize the net operation losses generated by the PIC and has established a valuation allowance.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.   As of December 31, 2010 and 2009, there were no material uncertain tax positions related to federal and state tax matters.  Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2007 through December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2010, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized".  The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to risk-weighted assets)
Salisbury	$51,681	13.91%	$29,947	8.0%	n/a	-
Bank	42,100	11.11	30,374	8.0	$37,968	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	47,715	12.84	14,973	4.0	n/a	-
Bank	38,134	10.06	15,187	4.0	22,781	6.0
Tier 1 Capital (to average assets)
Salisbury	47,715	8.39	22,730	4.0	n/a	-
Bank	38,134	6.72	22,685	4.0	28,356	5.0
December 31, 2009
Total Capital (to risk-weighted assets)
Salisbury	$49,674	12.86%	$30,897	8.0%	n/a	-
Bank	40,064	10.40	30,820	8.0	$38,526	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,140	11.95	15,448	4.0	n/a	-
Bank	36,531	9.48	15,410	4.0	23,115	6.0
Tier 1 Capital (to average assets)
Salisbury	46,140	8.39	22,003	4.0	n/a	-
Bank	36,531	6.70	21,809	4.0	27,261	5.0

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

Effective September 1, 2006, the plan was amended, to provide that employees hired or rehired on or after September 1, 2006 are not eligible to participate in the plan.

The plan’s projected benefit obligation, fair value of plan assets and funded status are as follows:

December 31, (in thousands)	2010	2009	2008
Change in projected benefit obligation
Benefit obligation at beginning of year	$6,251	$6,676	$6,359
Actuarial loss/ (gain)	117	(50)	(267)
Service cost	349	378	404
Interest cost	361	373	367
Curtailments and settlements	-	49	-
Benefits paid	(439)	(1,175)	(187)
Benefit obligation at end of year	6,639	6,251	6,676
Change in plan assets
Plan assets at estimated fair value at beginning of year	5,298	4,877	5,801
Actual return on plan assets	537	846	(1,237)
Contributions by employer	272	750	500
Benefits paid	(439)	(1,175)	(187)
Fair value of plan assets at end of year	5,668	5,298	4,877
Funded status and recognized liability
included in other liabilities on the balance sheet	$(971)	$(953)	$(1,799)

The components of amounts recognized in accumulated other comprehensive loss, before tax effect, are as follows:

December 31, (in thousands)	2010	2009	2008
Net loss	$1,799	$1,890	$2,936
Prior service cost	-	-	-
	$1,799	$1,890	$2,936

The accumulated benefit obligation for the plan was $4,874,000 and $4,708,000 at December 31, 2010 and 2009, respectively. The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for 2010 and 2009.  The rate of increase in future compensation levels was based on the following graded table for 2010 and 2009:

Age	Rate
25	4.75%
35	4.25
45	3.75
55	3.25
65	3.00

The components of net periodic cost are as follows:

Year ended December 31, (in thousands)	2010	2009	2008
Service cost	$349	$378	$404
Interest cost on benefit obligation	361	373	367
Expected return on plan assets	(397)	(353)	(427)
Amortization of prior service cost	-	-	1
Amortization of net loss	68	115	45
Net periodic benefit cost	381	513	390
Additional amount recognized due to settlement or curtailment	-	437	-
	381	950	390
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial (gain) loss	(23)	(931)	1,397
Amortization of net loss	(68)	(115)	(45)
Prior service cost	-	-	(1)
Total recognized in other comprehensive (loss) income	(91)	(1,046)	1,351
Total recognized in net periodic cost and other comprehensive (loss) income	$290	$(96)	$1,741

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2011 is $68,000.

The discount rate used to determine the net periodic benefit cost was 6.00% for 2010, 2009 and 2008; and the expected return on plan assets was 7.50% for 2010, 2009 and 2008.

The graded table above was also used for the rate of compensation increase in determining the net periodic benefit cost in 2010 and 2009.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2010.  In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 55% equity,  40% fixed income and 5% cash equivalents.  The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate.  While all future forecasting contains some level of estimation error, the Bank believes that 7.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets.  The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets

The pension plan investments are co-managed by Salisbury’s Trust and Wealth Advisory Services division and Bradley, Foster and Sargent, Inc.  The investments in the plan are reviewed and approved by Salisbury’s Trust Committee.  The asset allocation of the plan is a balanced allocation.  Debt securities are timed to mature when employees are due to retire.  Debt securities are laddered for coupon and maturity.  Equities are held in the plan to achieve a balanced allocation and to provide growth of the principal portion of the plan and to provide diversification.  The Trust Committee reviews the policies of the plan.  The prudent investor rule and applicable ERISA regulations apply to the management of the funds and investment selections.

The fair values of the pension plan assets are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted prices in Active markets for Identical assets	Significant other observable inputs	Significant unobservable inputs	Assets at fair
(in thousands)	Level 1	Level 2	Level 3	value
December 31, 2010
Fixed Income
US Government	$-	$218	$-	$218
Corporate Debt	-	887	-	887
Preferred Stock	63	-	-	63
Equities	3,702	-	-	3,702
Mutual Funds	432	-	-	432
Money Fund	366	-	-	366
Totals	$4,563	$1,105	$-	$5,668
December 31, 2009
Fixed Income
US Government	$-	$288	$-	$288
Corporate Debt	-	923	-	923
Preferred Stock	56	-	-	56
Equities	3,479	-	-	3,479
Mutual Funds	316	-	-	316
Money Fund	236	-	-	236
Totals	$4,087	$1,211	$-	$5,298

Salisbury’s pension plan assets are generally all classified within level 1 and level 2 of the fair value hierarchy (see Note 20 for a description of the fair value hierarchy) because they are valued using quoted market prices, pricing service, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

There were no securities of Salisbury or related parties included in plan assets as of December 31, 2010 and 2009. Salisbury expects to make a contribution of $444,000 in 2011. Based on current data and assumptions, future expected benefit payments are as follows:

Future expected benefit payments (in thousands)
2011	$139
2012	348
2013	320
2014	254
2015	717
2016 to 2020	2,372

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

Salisbury’s 401(k) Plan contribution expense for 2010, 2009 and 2008 was $168,000, $120,000 and $100,000, respectively.

Other Retirement Plans

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $159,000 and $168,000 at December 31, 2010, and 2009, respectively. The related expense amounted to $13,000, $4,000 and $73,000 for 2010, 2009 and 2008, respectively.

In 2008, Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements.  Salisbury recognized this change in accounting principle as a cumulative effect adjustment to retained earnings of $283,000.  The total liability for the arrangements included in other liabilities was $385,000 and $334,000 at December 31, 2010, and 2009, respectively.  Expense under this arrangement was $51,000 for 2010 and $9,000 for 2009.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN

The 2001 Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (“Directors Plan”) provides Salisbury’s non-employee directors with shares of restricted stock as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Directors Plan is 15,000. The first grant date under the Directors Plan preceded the 2002 annual meeting of Shareholders. Each director whose term of office begins with or continues after the date the Directors Plan was approved by the Shareholders is issued an annual stock retainer consisting of 120 shares of fully vested restricted common stock of Salisbury.  In 2010, 2009 and 2008, 960, 840 and 840 shares, respectively, were issued each year under the Directors Plan and the related compensation expense was $21,000, $19,000 and $28,000, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties.  Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Year ended December 31, (in thousands)	2010	2009
Balance, beginning of period	$1,919	$1,147
Change in related party status (1)	(25)	(2)
Advances	480	1,614
Repayments	(1,566)	(840)
Balance, end of period	$808	$1,919
(1)	Persons that either became or were no longer considered related parties.

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

The components of comprehensive income are as follows:

Years ended December 31, (in thousands)	2010	2009	2008
Net income	$3,660	$2,467	$1,106
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	1,908	4,098	(9,469)
Reclassification of net realized (gains) losses in net income	(16)	655	2,355
Unrealized gains (losses) on securities available-for-sale	1,892	4,753	(7,114)
Income tax (expense) benefit	(643)	(1,617)	2,419
Unrealized gains (losses) on securities available-for-sale, net of tax	1,249	3,136	(4,695)
Pension plan income (loss)	91	1,046	(1,351)
Income tax (expense) benefit	(31)	(355)	459
Pension plan income (loss), net of tax	60	691	(892)
Other comprehensive income (loss), net of tax	1,309	3,827	(5,587)
Comprehensive income (loss)	$4,969	$6,294	$(4,481)

The components of accumulated other comprehensive loss is as follows:

December 31, (in thousands)	2010	2009
Unrealized losses on securities available-for-sale, net of tax	$(2,582)	$(3,831)
Unrecognized pension plan expense, net of tax	(1,187)	(1,247)
Accumulated other comprehensive loss, net	$(3,769)	$(5,078)

NOTE 17 - ACQUISITIONS

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

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Bank has entered into an agreement pursuant to which a third party is to provide the Bank with account processing services and other miscellaneous services. Under the agreement, the Bank is obligated to pay monthly processing fees through August 5, 2016. In the event the Bank chooses to cancel the agreement prior to the end of the contract term a lump sum termination fee will have to be paid. The fee shall be calculated as the average monthly billing, exclusive of pass through costs for the past twelve months, multiplied by the number of months and any portion of a month remaining in the contract term plus the total of any Promotional or monthly Allowances (as applicable), or discounted monthly fees, which were provided to the Bank for the affected Processing Services in consideration of the fulfillment of the entire term of the affected Processing Services, multiplied by the number of months the Bank was awarded each of those allowance(s) for; plus one half (1/2) of any Migration Allowance or Installation Allowance, as defined in the agreement.

Salisbury leases facilities under operating leases that expire at various dates through 2017.  The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury.  Rent expense totaled $106,000, $97,000 and $92,000 for 2010, 2009 and 2008, respectively.  Future minimum lease payments at December 31, 2010 are as follows:

Future minimum lease payments (in thousands)
2011	$75
2012	66
2013	48
2014	48
2015	48
2016 and after	76
$361

Contingent Liabilities

The Bank, individually and in its capacity as a former Co-Trustee of the Erling C. Christophersen Revocable Trust (the “Trust”), has been named as a defendant in litigation currently pending in the Connecticut Complex Litigation Docket in Stamford, captioned John Christophersen v. Erling Christophersen, et al., X05-CV-08-5009597S (the “First Action”).  The Bank also is a counterclaim-defendant in a related mortgage foreclosure litigation also pending in the Connecticut Complex Litigation Docket in Stamford, captioned Salisbury Bank & Trust Company v. Erling C. Christophersen, et al., X05-CV-10-6005847-S (the “Foreclosure Action,” together with the First Action, the “Actions”).  The other parties to the Actions are John R. Christophersen; Erling C. Christophersen, individually and as Co-Trustee of the Trust; Bonnie Christophersen and Elena Dreiske, individually and as Co-Trustees of the Mildred B. Blount Testamentary Trust; People’s United Bank; Law Offices of Gary Oberst, P.C.; Rhoda Rudnick; and Hinckley Allen & Snyder LLP.

The Actions involve a dispute over title to certain real property located in Westport, Connecticut that was conveyed by Erling Christophersen, as grantor, to the Trust on or about August 8, 2007.  Subsequent to this conveyance, the Bank loaned $3,386,609 to the Trust, which was secured by an open-end commercial mortgage in favor of the Bank on the Westport property.  This mortgage is the subject of the Foreclosure Action brought by the Bank.

The gravamen of the plaintiff/counterclaim-plaintiff John Christophersen’s claims in the Actions is that he has an interest in the Westport real property transferred to the Trust of which he was wrongfully divested on account of the actions of the defendants.  In the Actions he seeks to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

In addition to the mortgage on the property, the Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title & Insurance Company, which is providing a defense to the Bank in the First Action under a reservation of rights.  The Bank denies any wrongdoing, and is actively defending the case.  The First Action presently is stayed, by Court order, pending resolution of a parallel action pending in New York Surrogate’s Court to which the Bank is not a party.  The Foreclosure Action remains in its early pleading stage.  No discovery has been taken to date.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2010 and 2009, the maximum potential amount of the Bank’s obligation was $34,000 and $0, respectively, for financial and standby letters of credit.  The Bank’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (in thousands)	2010	2009
Residential	$2,156	$5,858
Home equity credit	30,545	28,513
Commercial	1,287	-
Land	460	-
Real estate secured	34,448	34,371
Commercial and industrial	10,422	14,039
Consumer	2,154	446
Unadvanced portions of loans	47,024	48,856
Commitments to originate loans	6,996	3,158
Standby letters of credit	34	-
Total	$54,054	$52,014

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 20 - FAIR VALUE MEASUREMENTS

Salisbury uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, other assets are recorded at fair value on a nonrecurring basis, such as loans held for sale, collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Salisbury adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles, in 2008. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with ASC 820-10, Salisbury groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury’s market assumptions. These two types of inputs have created the following fair value hierarchy

●
Level 1. Quoted prices in Active markets for Identical assets. Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

●
Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

●
Level 3. Significant unobservable inputs. Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

●
Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

●
Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.

●
Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2010
Assets at fair value on a recurring basis
Securities available-for-sale	$55	$147,367	$-	$147,422
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	-	-	4,768	4,768
Other real estate owned	-	-	557	557
December 31, 2009
Assets at fair value on a recurring basis
Securities available-for-sale	84	144,947	-	145,031
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	-	2,884	116	3,000

Changes in Level 3 assets measured at fair value are as follows:

(in thousands)	Securities available-for-sale	Collateral dependent impaired loans	Other real estate owned	Level 3 assets at fair value
Balance, December 31, 2008	$1,759	$-	$-	$1,759
Gains and losses (realized and unrealized)
Included in earnings	(609)	-	-	(609)
Included in other comprehensive income	540	-	-	540
Principal paydowns of securities, net of accretion	(405)	-	-	(405)
Transfers in and/or out of Level 3	(1,285)	116	-	(1,169)
Balance, December 31, 2009	-	116	-	116
Transfers in and/or out of Level 3	-	4,652	557	5,209
Balance, December 31, 2010	$-	$4,768	$557	$5,325
Amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at the reporting date
2010	$-	$-	$-	$-
2009	-	-	-	-

Carrying values and estimated fair values of financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial Assets
Cash and due from banks	$26,908	$26,908	$43,298	$43,298
Interest bearing time deposits with other banks	5,000	5,000	5,000	5,000
Securities available-for-sale	147,422	147,422	145,031	145,031
Security held-to-maturity	56	58	62	62
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	1,184	1,193	665	670
Loans receivable net	352,449	351,628	327,257	321,882
Accrued interest receivable	2,132	2,132	2,177	2,177
Financial Liabilities
Demand (non-interest-bearing)	$71,565	$71,565	$70,026	$70,026
Demand (interest-bearing)	63,258	63,258	45,633	45,633
Money market	77,089	77,089	64,477	64,477
Savings and other	93,324	93,324	84,528	84,528
Certificates of deposit	125,053	125,172	153,539	155,441
Total deposits	430,289	430,408	418,203	420,105
FHLBB advances	72,812	78,317	76,364	80,830
Repurchase agreements	13,190	13,190	11,415	11,415
Accrued interest payable	435	435	523	523

NOTE 21 – SALISBURY BANCORP (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets
December 31, (in thousands)	2010	2009
Assets
Cash and due from banks	$8,473	$6,499
Securities available-for-sale	1,130	3,128
Investment in bank subsidiary	45,408	42,714
Other assets	5	31
Total Assets	$55,016	$52,372
Liabilities and Shareholders' Equity
Liabilities	$-	$17
Shareholders' equity	55,016	52,355
Total Liabilities and Shareholders' Equity	$55,016	$52,372

Statements of Income
Years ended December 31, (in thousands)	2010	2009	2008
Dividends from subsidiary	$2,280	$1,500	$2,000
Interest on securities (taxable)	105	101	16
Expenses	105	145	46
Income before taxes and undistributed net income (loss) of subsidiary	2,280	1,456	1,970
Income tax benefit	-	(15)	(10)
Income before equity in undistributed net income (loss) of subsidiary	2,280	1,471	1,980
Equity in undistributed net income (loss) of subsidiary	1,380	996	(874)
Net income	$3,660	$2,467	$1,106

Statements of Cash Flows
Years ended December 31, (in thousands)	2010	2009	2008
Net income	$3,660	$2,467	$1,106
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(1,380)	(996)	874
Accretion of securities	(11)	(10)	-
Other	36	(3)	21
Net cash provided by operating activities	2,305	1,458	2,001
Investing Activities
Purchases of securities available-for-sale	-	(8,068)	-
Maturities of securities available-for-sale	2,000	5,000	-
Net cash provided (utilized) by investing activities	2,000	(3,068)	-
Financing Activities
Common stock dividends paid	(1,890)	(1,889)	(1,870)
Preferred stock dividends paid	(441)	(296)	-
Proceeds from issuance of Preferred Stock	-	8,816	-
Net cash (utilized) provided by financing activities	(2,331)	6,631	(1,870)
Increase in cash and cash equivalents	1,974	5,021	131
Cash and cash equivalents, beginning of period	6,499	1,478	1,347
Cash and cash equivalents, end of period	$8,473	$6,499	$1,478

NOTE 22 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2010	2009	2008
Net income	$3,660	$2,467	$1,106
Preferred stock net accretion	(21)	(13)	-
Preferred stock dividends paid	(441)	(296)	-
Cumulative preferred stock dividends earned	-	(56)	-
Net income available to common shareholders	$3,198	$2,102	$1,106
Weighted average common stock outstanding - basic	1,687	1,686	1,686
Weighted average common and common equivalent stock outstanding- diluted	1,687	1,686	1,686
Earnings per common and common equivalent share
Basic	$1.90	$1.25	$0.66
Diluted	1.90	1.25	0.66

NOTE 23 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2010 and 2009 is as follows:

Year ended December 31, 2010 (in thousands, except ratios and per share amounts)	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Statement of Income
Interest and dividend income	$6,019	$6,231	$6,206	$6,200
Interest expense	1,983	1,905	1,851	1,758
Net interest and dividend income	4,036	4,326	4,355	4,442
Provision for loan losses	180	260	180	380
Trust and Wealth Advisory	545	491	471	595
Service charges and fees	469	525	581	526
Gains on sales of mortgage loans, net	60	141	297	391
Mortgage serving, net	15	9	(52)	52
Securities gains	-	1	16	-
Other	57	89	63	62
Non-interest income	1,146	1,256	1,376	1,626
Non-interest expense	4,329	4,272	4,368	4,241
Income before income taxes	673	1,050	1,183	1,446
Income tax provision	79	172	236	206
Net income	594	878	946	1,240
Net income available to common shareholders	479	763	832	1,125
Financial Condition
Total assets	$563,118	$542,181	$583,753	$575,470
Loans, net	329,599	342,130	340,387	352,449
Allowance for loan losses	3,649	3,768	3,847	3,920
Securities	172,271	161,514	156,441	153,511
Deposits	422,489	423,990	431,521	430,289
Repurchase agreements	7,973	8,120	16,333	13,190
FHLBB advances	75,356	74,946	74,532	72,812
Shareholders' equity	53,023	54,389	57,430	55,016
Non-performing assets	12,339	11,520	10,916	10,751
Per Common Share Data
Earnings, diluted and basic	$0.28	$0.45	$0.49	$0.67
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	26.21	27.00	28.81	27.37
Market price: (a)
High	28.00	26.74	24.80	26.15
Low	21.00	21.50	21.77	21.86
Statistical Data
Net interest margin (fully tax equivalent)	3.25%	3.41%	3.39%	3.44%
Efficiency ratio (fully tax equivalent)	78.13	77.82	71.95	65.55
Return on average assets	0.34	0.54	0.57	0.77
Return on average shareholders' equity	4.34	6.77	7.04	9.25
Weighted average equivalent shares outstanding, diluted	1,686	1,686	1,686	1,687
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $.10 per share ("Common Stock") trades on the NYSE Amex Equities under the symbol: SAL.  As of March 1, 2011, there were 1,505 shareholders of record of Salisbury's Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2009 (in thousands, except ratios and per share amounts)	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Statement of Income
Interest and dividend income	$6,487	$6,386	$6,703	$6,317
Interest expense	2,284	2,308	2,257	2,183
Net interest and dividend income	4,203	4,078	4,446	4,134
Provision for loan losses	430	315	180	60
Trust and Wealth Advisory	540	430	463	545
Service charges and fees	398	452	492	476
Gains on sales of mortgage loans, net	129	355	118	141
Securities gains (losses)	427	(1,119)	-	37
Other	211	78	185	74
Non-interest income	1,705	196	1,258	1,273
Non-interest expense	4,134	4,490	4,802	4,464
Income (loss) before income taxes	1,344	(531)	722	883
Income tax provision (benefit)	263	(348)	2	34
Net income (loss)	1,081	(183)	720	849
Net income (loss) available to common shareholders	1,081	(318)	549	790
Financial Condition
Total assets	$506,140	$542,181	$564,287	$562,347
Loans, net	298,333	294,364	311,251	327,257
Allowance for loan losses	3,005	3,309	3,429	3,473
Securities	155,009	164,709	180,721	151,125
Deposits	366,764	402,033	414,799	418,203
Repurchase agreements	9,081	10,326	15,462	11,415
FHLBB advances	78,598	77,174	76,767	76,364
Shareholders' equity	46,258	47,995	52,478	52,355
Non-performing assets	6,693	7,125	7,168	7,720
Per Common Share Data
Earnings, diluted and basic	$0.63	$(0.19)	$0.33	$0.43
Cash dividends declared	0.28	-	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	22.21	23.23	25.89	25.81
Market price: (a)
High	25.25	25.90	27.00	25.35
Low	18.70	21.00	22.25	20.94
Statistical Data
Net interest margin (fully tax equivalent)	3.80%	3.44%	3.53%	3.29%
Efficiency ratio (fully tax equivalent)	65.78	78.03	79.25	74.98
Return on average assets	0.87	(0.24)	0.39	0.52
Return on average shareholders' equity	11.07	(3.19)	5.44	6.85
Weighted average equivalent shares outstanding, diluted	1,686	1,686	1,686	1,687
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management has evaluated the effectiveness of Salisbury’s internal control over financial reporting as of December 31, 2010 based on [the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission]. Based on such evaluation, Management has concluded that Salisbury’s internal control over financial reporting is effective as of December 31, 2010.

This annual report does not include an attestation report of Salisbury’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Salisbury’s registered public accounting firm pursuant to rules of the SEC that permit Salisbury to provide only Management’s report in this annual report.

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

The information required by this item will appear in Salisbury's Proxy Statement dated April 8, 2011 for the 2011 Annual Meeting of Shareholders, under the captions "Director Nominees for Election for a Three Year Term" and “Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors" and “Executive Officers”,  and "Committees of the Board of Directors."  Such information is incorporated herein by reference and made a part hereof.  In addition, the following information is provided with respect to certain significant employees of the Bank.

Name	Age	Position with Salisbury Bank	Salisbury Bank Officer Since
Todd M. Clinton	49	Senior Vice President, Technology and Compliance	1997
Michael J. Dixon	47	Executive Vice President	2010
Elizabeth A. Summerville	51	Senior Vice President, Retail Banking	2003
Geoffrey A. Talcott	61	Senior Vice President, Chief Lending Officer	2001

Salisbury maintains a Code of Ethics and Conflicts of Interest Policy that applies to all of Salisbury’s directors, officers and employees, including Salisbury’s principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics and Conflicts of Interest Policy is available upon request, without charge, by writing to Shelly L. Humeston, Secretary, Salisbury Bank and Trust Company, 5 Bissell Street, P. O. Box 1868, Lakeville, Connecticut  06039.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item appears in Salisbury's Proxy Statement dated April 8, 2011 for the 2011 Annual Meeting of Shareholders, under the captions: "Executive Officer Compensation" and "Employee Benefit Plans"; “Employment and Other Agreements”; and “Board of Directors Compensation.  Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury's Proxy Statement dated April 8, 2011 for the 2011 Annual Meeting of Shareholders, under the captions "Principal Shareholders," "Directors and  Nominees for Election for a Three Year Term" and "Director Independence” " and "Executive Compensation."  Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement dated April 8, 2011 for the 2011 Meeting of Shareholders, under the caption "Transactions with Management and Others".  Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement dated April 8, 2011 for the 2011 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”.  Such information is incorporated herein by reference and made a part hereof.

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

(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).

3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).

4.1	Warrant to purchase Common Stock dated March 13, 2009.

10.1	Amended and Restated Supplemental Retirement Plan Agreement with John F. Perotti dated January 25, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2008).

10.2	Form of First Amendment to Change in Control Agreement with Executive Officers dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 19, 2009).

10.3	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti.

10.4	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 28, 2008).

10.5	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2002 Annual Report on Form 10-KSB).

10.6
Letter Agreement dated March 13, 2009, including the Securities Purchase Agreement - Standard Terms, as supplemented by the letter dated March 13, 2009 relating to the American Recovery and Reinvestment Act to 2009 with the U.S. Treasury Department.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Shatswell MacLeod & Company P.C.

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	CEO Certification pursuant to EESA Section 111(b)(4).

99.2	CFO Certification pursuant to EESA Section 111(b)(4).

(c)	Financial Statement Schedules

No financial statement schedules are required to be filed as Exhibits pursuant to Item 15(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer
March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ John F. Perotti
Louis E. Allyn, II	John F. Perotti
Director	Director
March 25, 2011	March 25, 2011

/s/ Arthur J. Bassin	/s/ Michael A. Varet
Arthur J. Bassin	Michael A. Varet
Director	Director
March 25, 2011	March 25, 2011

/s/ John R. H. Blum	/s/ B. Ian McMahon
John R. H. Blum	B. Ian McMahon
Director	Chief Financial Officer
March 25, 2011	and Chief Accounting Officer
March 25, 2011
/s/ Louise F. Brown
Louise F. Brown
Director
March 25, 2011

/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.
President and Chief Executive Officer
March 25, 2011

/s/ Robert S. Drucker
Robert S. Drucker
Director
March 25, 2011

/s/ Nancy F. Humphreys
Nancy F. Humphreys
Director
March 25, 2011

/s/ Holly J. Nelson
Holly J. Nelson
Director
March 25, 2011