Form 10-Q
period 2011-03-31
SALISBURY BANCORP INC
filed 2011-05-16
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐ No ☒
The number of shares of Common Stock outstanding as of May 16, 2011, is 1,687,661.

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income for the three month periods
	ended March 31, 2011 and March 31, 2010 (unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the three month
	periods ended March 31, 2011 and March 31, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the three month periods ended
	March 31, 2011 and March 31, 2010 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	32

Item 4.	Controls and Procedures	33

PART II Other Information

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Removed and Reserved	34
Item 5.	Other information	34
Item 6.	Exhibits	34

PART I - FINANCIAL INFORMATION
Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

in thousands (except share data) unaudited	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$5,349	$6,694
Interest bearing demand deposits with other banks	37,742	20,214
Total cash and cash equivalents	43,091	26,908
Interest bearing time deposits with other banks	5,000	5,000
Securities
Available-for-sale at fair value	125,223	147,422
Held-to-maturity at amortized cost (fair value: $56 and $58)	55	56
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	187	1,184
Loans receivable, net (allowance for loan losses: $3,978 and $3,920)	361,238	352,449
Investment in real estate	75	75
Other real estate owned	866	610
Bank premises and equipment, net	12,303	12,190
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,357 and $1,301)	1,186	1,242
Accrued interest receivable	2,002	2,132
Cash surrender value of life insurance policies	3,893	3,854
Deferred taxes	2,260	2,540
Other assets	3,654	3,947
Total Assets	$576,894	$575,470
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$74,690	$71,565
Demand (interest bearing)	59,311	63,258
Money market	106,468	77,089
Savings and other	97,407	93,324
Certificates of deposit	114,503	125,053
Total deposits	452,379	430,289
Repurchase agreements	8,241	13,190
Federal Home Loan Bank of Boston advances	55,888	72,812
Accrued interest and other liabilities	4,438	4,163
Total Liabilities	520,946	520,454
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Shares issued: 8,816;
Liquidation preference: $1,000 per share	8,743	8,738
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,686,701 and 1,685,861	168	168
Common stock warrants outstanding	112	112
Paid-in capital	13,200	13,200
Retained earnings	36,923	36,567
Accumulated other comprehensive loss, net	(3,198)	(3,769)
Total Shareholders' Equity	55,948	55,016
Total Liabilities and Shareholders' Equity	$576,894	$575,470

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, (in thousands except per share amounts) unaudited	2011	2010
Interest and dividend income
Interest and fees on loans	$4,664	$4,487
Interest on debt securities
Taxable	783	926
Tax exempt	554	560
Other interest and dividends	38	46
Total interest and dividend income	6,039	6,019
Interest expense
Deposits	871	1,198
Repurchase agreements	15	27
Federal Home Loan Bank of Boston advances	646	758
Total interest expense	1,532	1,983
Net interest income	4,507	4,036
Provision for loan losses	330	180
Net interest and dividend income after provision for loan losses	4,177	3,856
Non-interest income
Trust and wealth advisory	667	545
Service charges and fees	499	453
Gains on securities	11	-
Gains on sales of mortgage loans, net	133	42
Mortgage servicing, net	32	33
Other	59	56
Total non-interest income	1,401	1,129
Non-interest expense
Salaries	1,729	1,571
Employee benefits	634	630
Premises and equipment	583	515
Data processing	377	408
Professional fees	280	402
FDIC insurance	223	171
Marketing and community support	68	62
Amortization of intangibles	56	56
Other	474	497
Total non-interest expense	4,424	4,312
Income before income taxes	1,154	673
Income tax provision	211	79
Net income	$943	$594
Net income available to common shareholders	$828	$479

Basic and diluted earnings per share	$0.49	$0.28
Common dividends per share	0.28	0.28

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Preferred		Paid-in	Retained	Accumulated other comp-	Total share-holders'
(dollars in thousands) unaudited	Shares	Amount	Stock	Warrants	capital	earnings	rehensive loss	equity
Balances at December 31, 2009	1,686,701	$168	$8,717	$112	$13,177	$35,259	$(5,078)	$52,355
Net income for period	-	-	-	-	-	594	-	594
Other comprehensive income, net of tax	-	-	-	-	-	-	656	656
Total comprehensive income								1,250
Amortization (accretion) of preferred stock	-	-	5	-	-	(5)	-	-
Common stock dividends paid	-	-	-	-	-	(472)	-	(472)
Preferred stock dividends paid	-	$-	$-	$-	$-	$(110)	$-	$(110)
Balances at March 31, 2010	1,686,701	168	8,722	112	13,177	35,266	(4,422)	53,023
Balances at December 31, 2010	1,687,661	$168	$8,738	$112	$13,200	$36,567	$(3,769)	$55,016
Net income for period	-	-	-	-	-	943	-	943
Other comprehensive income, net of tax	-	-	-	-	-	-	571	571
Total comprehensive income								1,514
Amortization (accretion) of preferred stock	-	-	5	-	-	(5)	-	-
Common stock dividends paid	-	-	-	-	-	(472)	-	(472)
Preferred stock dividends paid	-	-	-	-	-	(110)	-	(110)
Balances March 31, 2011	1,687,661	$168	$8,743	$112	$13,200	$36,923	$(3,198)	$55,948

See accompanying notes to consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, (in thousands) unaudited	2011	2010
Operating Activities
Net income	$943	$594
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	62	174
Bank premises and equipment	206	193
Core deposit intangible	56	56
Mortgage servicing rights	58	31
Fair value adjustment on loans	11	11
Sales and calls of securities available-for-sale	(11)	-
Write down of other real estate owned	57	-
Provision for loan losses	330	180
Decrease (increase) in loans held-for-sale	998	(513)
Increase in deferred loan origination fees and costs, net	(57)	(41)
Mortgage servicing rights originated	(77)	(28)
Decrease in mortgage servicing rights impairment reserve	(2)	(2)
Decrease in interest receivable	130	85
Deferred tax benefit	(14)	(8)
Decrease in prepaid expenses	73	68
Increase in cash surrender value of life insurance policies	(39)	(42)
Decrease in income tax receivable	224	69
Decrease (increase) in other assets	25	(25)
Increase in accrued expenses	537	431
Decrease in interest payable	(101)	(40)
Decrease in other liabilities	(143)	(111)
Net cash provided by operating activities	3,266	1,082
Investing Activities
Purchases of securities available-for-sale	-	(33,985)
Proceeds from calls of securities available-for-sale	22,997	1,550
Proceeds from maturities of securities available-for-sale	-	12,089
Proceeds from maturities of securities held-to-maturity	1	1
Loan originations and principle collections, net	(9,394)	(2,499)
Recoveries of loans previously charged-off	7	6
Capital expenditures	(327)	(1,068)
Net cash provided (utilized) by investing activities	13,284	(23,906)
Three months ended March 31, (in thousands) unaudited	2011	2010
Financing Activities
Increase in deposit transaction accounts, net	32,640	11,352
Decrease in time deposits, net	(10,550)	(7,065)
Decrease in securities sold under agreements to repurchase, net	(4,949)	(3,442)
Principal payments on Federal Home Loan Bank of Boston advances	(16,925)	(1,008)
Common stock dividends paid	(473)	(472)
Preferred stock dividends paid	(110)	(110)
Net cash utilized by financing activities	(367)	(745)
Net increase (decrease) in cash and cash equivalents	16,183	(23,569)
Cash and cash equivalents, beginning of period	26,908	43,298
Cash and cash equivalents, end of period	$43,091	$19,729
Cash paid during period
Interest	$633	$2,023
Income taxes	449	139
Non-cash transfers
Transfer from loans to other real estate owned	314	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the statements of income, shareholders’ equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2010 Annual Report on Form 10-K for the period ended December 31, 2010.

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

Impact of New Accounting Pronouncements Issued

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  Salisbury is currently evaluating the impact of this ASU.  The ASU is expected to cause more loan modifications to be classified as TDRs and Salisbury is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles - Goodwill and Other.”  This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010.

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

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.”  As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity continues to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010, with the amendments to be applied prospectively.  This ASU did not have a significant impact on Salisbury’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  Salisbury adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 10, “Fair Value Measurements,” to the consolidated Financial Statements. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy are effective for interim and annual reporting periods beginning after December 15, 2010.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
March 31, 2011
Available-for-sale
U.S. Treasury notes	$5,000	$186	$-	$5,186
U.S. Government Agency notes	22,587	306	(79)	22,814
Municipal bonds	51,359	236	(4,903)	46,692
Mortgage backed securities
U.S. Government Agencies	17,665	567	(26)	18,206
Collateralized mortgage obligations
U.S. Government Agencies	8,602	9	(42)	8,569
Non-agency	17,609	708	(293)	18,024
SBA bonds	4,353	73	-	4,426
Corporate bonds	1,092	38	-	1,130
Preferred Stock	20	156	-	176
Total securities available-for-sale	$128,287	$2,279	$(5,343)	$125,223
Held-to-maturity
Mortgage backed security	$55	$1	$-	$56
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032

(1)	Net of other-than-temporary impairment write-down recognized in earnings.

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2010
Available-for-sale
U.S. Treasury notes	$4,999	$197	$-	$5,196
U.S. Government Agency notes	41,590	380	(92)	41,878
Municipal bonds	51,330	139	(5,371)	46,098
Mortgage backed securities
U.S. Government Agencies	19,190	566	(20)	19,736
Collateralized mortgage obligations
U.S. Government Agencies	9,283	29	(1)	9,311
Non-agency	19,002	714	(599)	19,117
SBA bonds	4,831	70	-	4,901
Corporate bonds	1,089	41	-	1,130
Preferred Stock	20	35	-	55
Total securities available-for-sale	$151,334	$2,171	$(6,083)	$147,422
Held-to-maturity
Mortgage backed security	$56	$2	$-	$58
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032

(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the three month periods ended March 31, 2011 and 2010.

Included in non-agency Collateralized Mortgage Obligations (“CMOs”) are seven securities issued by Wells Fargo with an aggregate amortized cost basis and fair value of $6,020,000 and $6,342,000, respectively, that exceeded 10% of shareholders’ equity as of March 31, 2011.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2011
Available-for-sale
U.S. Government Agency notes	$9,921	$79	$-	$-	$9,921	$79
Municipal Bonds	26,099	1,535	14,351	3,368	40,450	4,903
Mortgage backed securities	1,171	26	-	-	1,171	26
Collateralized mortgage obligations
U.S. Government Agencies	4,180	42	-	-	4,180	42
Non-agency	-	-	2,171	185	2,171	185
Total temporarily impaired securities	41,371	1,682	16,522	3,553	57,893	5,235
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	1,030	80	784	28	1,814	108
Total temporarily impaired and other-than-
temporarily impaired securities	$42,401	$1,762	$17,306	$3,581	$59,707	$5,343

Salisbury evaluates securities for Other Than Temporary Impairment (“OTTI”) where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2011.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these securities to be OTTI at March 31, 2011.

Municipal bonds: Contractual cash flows are performing as expected. The decline in fair values at March 31, 2011 as compared with December 31, 2010, is primarily due to an increase in interest rates and risk premium spreads for municipal bonds in 2011 compared to 2010. Late in 2010 and continuing into 2011 the municipal bond market experienced significant price declines as uncertainty about the health of local and state government finances caused investors to exit the market. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Salisbury has performed credit underwriting reviews of certain issuers, including those that have had their ratings withdrawn and those that are insured by insurers that have had their ratings withdrawn, to assess their default risk. For all completed reviews pass credit risk ratings have been assigned. Management believes that unrealized losses on its municipal bonds are a function of interest rate movements and changes in investor spreads for credit sensitive securities. Management expects to recover the entire amortized cost basis of these securities.  Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Management does not consider these securities to be OTTI at March 31, 2011.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2011 to assess whether any of the securities were OTTI. Salisbury uses third party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged these five securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2011	2010
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	-	-
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB also announced that it expects to continue to declare modest cash dividends through 2011. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2011. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2011	December 31, 2010
Residential 1-4 family	$183,194	$176,892
Residential 5+ multifamily	3,271	2,889
Construction of residential 1-4 family	4,564	5,988
Home equity credit	34,608	34,164
Residential real estate	225,637	219,933
Commercial	74,519	75,495
Construction of commercial	7,777	7,312
Commercial real estate	82,296	82,807
Farm land	5,221	5,690
Vacant land	12,757	12,979
Real estate secured	325,911	321,409
Commercial and industrial	29,289	25,123
Municipal	4,563	4,338
Consumer	4,574	4,677
Loans receivable, gross	364,337	355,547
Deferred loan origination fees and costs, net	879	822
Allowance for loan losses	(3,978)	(3,920)
Loans receivable, net	$361,238	$352,449
Loans held-for-sale
Residential 1-4 family	$187	$1,184

The composition of loans receivable by delinquency status is as follows:

		Past due
	Current	1-29	30-59	60-89	90-179	180 days	30 days	Accruing 90	Non-accural
		days	days	days	days	and over	and over	days and over
Residential 1-4 family	$175,498	$3,018	$1,663	$822	$1,152	$1,041	$4,678	$100	$2,524
Residential 5+ multifamily	3,111	-	160	-	-	-	160	-	-
Residential 1-4 family construction	4,564	-	-	-	-	-	-	-	-
Home equity credit	33,582	199	788	14	-	25	827	-	359
Residential real estate	216,755	3,217	2,611	836	1,152	1,066	5,665	100	2,883
Commercial	71,057	1,737	834	541	351	-	1,726	-	3,061
Construction of commercial	7,756	-	21	-	-	-	21	-	-
Commercial real estate	78,813	1,737	855	541	351	-	1,747	-	3,061
Farm land	4,523	383	-	315	-	-	315	-	-
Vacant land	8,637	564	159	-	-	3,397	3,556	-	3,933
Real estate secured	308,728	5,901	3,625	1,692	1,503	4,463	11,283	100	9,877
Commercial and industrial	28,441	140	45	492	171	-	708	50	848
Municipal	4,563	-	-	-	-	-	-	-	-
Consumer	4,383	132	50	9	-	-	59	-	-
Loans receivable, gross	$346,115	$6,173	$3,720	$2,193	$1,674	$4,463	$12,050	$150	$10,725

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	March 31, 2011
Three months ended (in thousands)	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
Residential	$1,504	$60	$(101)	$-	$1,463
Commercial	1,132	291	(80)	-	1,343
Land	392	(18)	(79)	-	295
Real estate	3,028	333	(260)	-	3,101
Commercial & industrial	541	(9)	-	-	532
Municipal	51	4	-	-	55
Consumer	164	16	(19)	7	168
Unallocated	136	(14)	-	-	122
Total	$3,920	$330	$(279)	$7	$3,978

The composition of loans receivable and the allowance for loan losses at March 31, 2011 is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
March 31, 2011 (in thousands)	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential 1-4 family	$176,460	$768	$6,734	$283	$183,194	$1,051
Residential 5+ multifamily	3,271	27	-	-	3,271	27
Construction of residential 1-4 family	4,564	18	-	-	4,564	18
Home equity credit	34,249	367	359	-	34,608	367
Residential real estate	218,544	1,180	7,093	283	225,637	1,463
Commercial	66,873	865	7,646	425	74,519	1,290
Construction of commercial	7,777	53	-	-	7,777	53
Commercial real estate	74,650	918	7,646	425	82,296	1,343
Farm land	5,221	54	-	-	5,221	54
Vacant land	8,665	97	4,092	144	12,757	241
Real estate secured	307,080	2,249	18,831	852	325,911	3,101
Commercial and industrial	28,167	395	1,122	137	29,289	532
Municipal	4,563	55	-	-	4,563	55
Consumer	4,574	168	-	-	4,574	165
Unallocated allowance	-	122	-	-	-	122
Totals	$344,384	$2,989	$19,953	$989	$364,337	$3,978

Credit Quality Information

The composition of loans receivable by risk rating grade is as follows:

March 31, 2011 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$161,295	$13,306	$8,593	$-	$-	$183,194
Residential 5+ multifamily	2,189	994	88	-	-	3,271
Construction of residential 1-4 family	3,450	1,114	-	-	-	4,564
Home equity credit	31,723	1,696	1,189	-	-	34,608
Residential real estate	198,657	17,110	9,870	-	-	225,637
Commercial	52,414	9,926	12,179	-	-	74,519
Construction of commercial	6,814	492	471	-	-	7,777
Commercial real estate	59,228	10,418	12,650	-	-	82,296
Farm land	3,164	884	1,173	-	-	5,221
Vacant land	8,315	262	4,180	-	-	12,757
Real estate secured	269,364	28,674	27,873	-	-	325,911
Commercial and industrial	19,129	8,430	1,730	-	-	29,289
Municipal	4,563	-	-	-	-	4,563
Consumer	4,342	159	65	8	-	4,574
Loans receivable, gross	$297,398	$37,263	$29,668	$8	$-	$364,337

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

(in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans, excluding troubled debt restructured loans	$7,080	$5,791
Non-accrual troubled debt restructured loans	3,645	4,254
Accruing troubled debt restructured loans	5,323	5,330
Total impaired loans	$16,048	$15,375
Commitments to lend additional amounts to impaired borrowers	$-	$-

Certain data with respect to loans individually evaluated for impairment at March 31, 2011 is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific allowance	Income recognized	Loan balance			Income recognized
	Book	Note	Average			Book	Note	Average
Residential 1-4 family	$2,048	$2,217	$1,657	$150	$6	$3,853	$3,852	$4,278	$29
Home equity credit	-	-	-	-	-	359	361	361	3
Residential real estate	2,048	2,217	1,657	150	6	4,212	4,213	4,639	32
Commercial	2,701	2,803	2,395	179	41	2,032	2,380	2,429	11
Vacant land	670	774	787	64	-	3,263	3,627	3,202	-
Real estate secured	5,419	5,794	4,839	393	47	9,507	10,220	10,270	43
Commercial and industrial	396	403	229	137	1	726	1,252	673	3
Totals	$5,815	$6,197	$5,068	$530	$48	$10,233	$11,472	$10,943	$46

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

March 31, (in thousands)	2011	2010
Residential mortgage loans serviced for others	$101,636	$75,414
Fair value of mortgage servicing rights	948	493

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2011	2010
Loan Servicing Rights
Balance, beginning of period	$683	$427
Originated	77	28
Amortization (1)	(59)	(31)
Balance, end of period	701	424
Valuation Allowance
Balance, beginning of period	(10)	(30)
Decrease in impairment reserve (1)	2	2
Balance, end of period	(8)	(28)
Loan servicing rights, net	$693	$396

(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

in thousands)	March 31, 2011	December 31, 2010
Securities available-for-sale (at fair value)	$61,866	$62,764
Loans receivable	116,489	114,424
Total pledged assets	$178,355	$177,188

At March 31, 2011, securities were pledged as follows: $46.1 million to secure public deposits and Treasury Tax and Loan deposits, $12.5 million to secure repurchase agreements and $3.4 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Three months ended March 31, (in thousands, except per share amounts)	2011	2010
Net income	$943	$594
Preferred stock net accretion	5	5
Preferred stock dividends paid	110	110
Net income available to common shareholders	$828	$479
Weighted average common stock outstanding - basic	1,688	1,687
Weighted average common and common equivalent stock outstanding- diluted	1,688	1,687
Earnings per common and common equivalent share
Basic	$0.49	$0.28
Diluted	0.49	0.28

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of March 31, 2011, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized".  The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital (to risk-weighted assets)
Salisbury	$52,209	14.01%	$29,810	8.0%	n/a	-
Bank	42,628	11.23	30,366	8.0	$37,957	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	48,131	12.92	14,905	4.0	n/a	-
Bank	38,551	10.16	15,183	4.0	22,774	6.0
Tier 1 Capital (to average assets)
Salisbury	48,131	8.60	22,394	4.0	n/a	-
Bank	38,551	6.90	22,349	4.0	27,936	5.0
March 31, 2010
Total Capital (to risk-weighted assets)
Salisbury	49,916	12.75	31,311	8.0	n/a	-
Bank	40,420	10.36	31,227	8.0	38,034	10.0
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,207	11.81	15,656	4.0	n/a	-
Bank	36,712	9.41	15,613	4.0	23,420	6.0
Tier 1 Capital (to average assets)
Salisbury	46,207	8.40	22,387	4.0	n/a	-
Bank	36,712	6.68	21,996	4.0	27,494	5.0

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

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s participation in the United States Treasury Department’s (“Treasury”) Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”). These preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a CPP participant unless all CPP preferred shares are redeemed or transferred to third parties.

Preferred Stock

In March 2009, Salisbury issued to the Treasury $8,816,000 of Preferred Stock under the CPP.

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

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

Three months ended March 31, (in thousands)	2011	2010
Service cost	$95	$100
Interest cost on benefit obligation	93	91
Expected return on plan assets	(106)	(100)
Amortization of prior service cost	-	-
Amortization of net loss	17	18
Net periodic benefit cost	$99	$109

Salisbury’s 401(k) Plan contribution expense was $43,000 and $41,000, respectively, for the three month periods ended March 31, 2011 and 2010. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $12,000 and $12,000, respectively, for the three month periods ended March 31, 2011 and 2010.

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

The components of comprehensive income are as follows:

Three months ended March 31, (in thousands)	2011	2010
Net income	$943	$594
Other comprehensive income
Net unrealized gains on securities available-for-sale	848	975
Reclassification of net realized gains in net income	-	-
Unrealized gains on securities available-for-sale	848	975
Income tax (expense)	(288)	(331)
Unrealized gains (losses) on securities available-for-sale, net of tax	560	644
Pension plan income	17	18
Income tax expense	(6)	(6)
Pension plan income, net of tax	11	12
Other comprehensive income, net of tax	571	656
Comprehensive income	$1,514	$1,250

The components of accumulated other comprehensive loss are as follows:

Three months ended March 31, (in thousands)	2011	2010
Unrealized losses on securities available-for-sale, net of tax	$(2,022)	$(3,186)
Unrecognized pension plan expense, net of tax	(1,176)	(1,236)
Accumulated other comprehensive loss, net	$(3,198)	$(4,422)

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

•
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

•
Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•
Level 3. Significant unobservable inputs. Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•
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

•
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

•
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

Assets measured at fair value are as follows:

	Fair value measurements using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
March 31, 2011
Assets at fair value on a recurring basis
Securities available-for-sale	$176	$125,047	$-	$125,223
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	-	-	5,285	5,285
Other real estate owned	-	-	500	500

Changes in Level 3 assets measured at fair value are as follows:

(in thousands)	Securities available-for-sale	Collateral dependent impaired Loans	Other real estate owned	Level 3 assets at fair value
Balance, December 31, 2010	$-	$4,768	$557	$5,325
Gains and losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Principal paydowns of securities, net of accretion	-	-	-	-
Write-down of other real estate owned			(57)
Transfers in and/or out of Level 3	-	517	-	460
Balance, March 31, 2011	$-	$5,285	$500	$5,785
Amount of total gains or losses for the period
attributable to the change in unrealized gains or losses
Relating to assets still held at the reporting date	$-	$-	$-	$-

Carrying values and estimated fair values of financial instruments are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial Assets
Cash and due from banks	$43,091	$43,091	$26,908	$26,908
Interest bearing time deposits with other banks	5,000	5,000	5,000	5,000
Securities available-for-sale	125,223	125,223	147,422	147,422
Security held-to-maturity	55	56	56	58
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	187	188	1,184	1,193
Loans receivable net	361,238	361,791	352,449	351,628
Accrued interest receivable	2,002	2,002	2,132	2,132
Financial Liabilities
Demand (non-interest-bearing)	$74,690	$74,690	$71,565	$71,565
Demand (interest-bearing)	59,311	59,311	63,258	63,258
Money market	106,468	106,471	77,089	77,089
Savings and other	97,407	97,407	93,324	93,324
Certificates of deposit	114,503	114,589	125,053	125,172
Deposits	452,379	452,468	430,289	430,408
FHLBB advances	55,888	61,065	72,812	78,317
Repurchase agreements	8,241	8,241	13,190	13,190
Accrued interest payable	334	334	435	435

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Application of Critical Accounting Policies

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

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2010 Annual Report on Form 10-K for the period ended December 31, 2010 and, along with this Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2010 Annual Report on Form 10-K for the period ended December 31, 2010 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses are included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2011 and 2010

Overview

Net income available to common shareholders was $828,000, or $0.49 per common share, for the first quarter ended March 31, 2011 compared with $479,000, or $0.28 per common share, for the first quarter of 2010.

Net income available to common shareholders for the first quarters of 2011 and 2010 is net of preferred stock dividends of $115,000 per quarter.

Tax equivalent net interest income for the first quarter of 2011 increased $470,000, or 10.9%, versus the first quarter of 2010. Average total deposits increased $18.3 million, or 4.4%, versus the first quarter of 2010. Average earning assets increased $6.95 million, or 1.3%, versus the first quarter of 2010. The net interest margin increased 31 basis points to 3.56% for first quarter 2011.

The provision for loan losses for the first quarter of 2011 was $330,000, compared with $180,000 for the first quarter of 2010. Net loan charge-offs were $272,000 and $4,000 for the respective periods.

Non-interest income for the first quarter of 2011 increased $272,000, or 24%, due primarily to increased Trust and Wealth Advisory revenues, due to both growth in and higher valuations of managed assets, and a higher volume of mortgage loan sales.

Non-interest expense for the first quarter of 2011 increased $112,000 versus the first quarter of 2010 due to increases in compensation, premises and equipment, an OREO write-down and FDIC insurance, offset in part by decreases in data processing, professional fees and other operating expenses.

The effective income tax rates for the first quarters of 2011 and 2010 were 18.27% and 11.80%, respectively.

Net Interest Income

Net interest income, on a tax equivalent basis, increased $470,000, or 10.9%, to $4.8 million for the first quarter of 2011 as compared with the first quarter of 2010, and the net interest margin increased 31 basis points to 3.56% from 3.25%, for the respective periods.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Loans (a)	$362,436	$333,347	$4,664	$4,487	5.15%	5.38%
Securities (c)(d)	145,216	150,385	1,594	1,745	4.39	4.64
FHLBB stock	6,032	6,032	6	-	0.42	-
Short term funds (b)	23,753	40,747	33	46	0.56	0.45
Total earning assets	537,437	530,511	6,297	6,278	4.69	4.73
Other assets	33,436	32,865
Total assets	$570,873	$563,376
Interest-bearing demand deposits	$63,094	$49,158	116	147	0.74	1.20
Money market accounts	84,306	66,413	110	95	0.52	0.57
Savings and other	95,454	87,644	97	143	0.41	0.65
Certificates of deposit	120,688	148,941	548	813	1.82	2.18
Total interest-bearing deposits	363,542	352,156	871	1,198	0.96	1.36
Repurchase agreements	12,077	12,601	15	27	0.50	0.86
FHLBB advances	63,080	75,752	646	758	4.10	4.00
Total interest-bearing liabilities	438,699	440,509	1,532	1,983	1.40	1.80
Demand deposits	72,989	66,122
Other liabilities	3,995	3,791
Shareholders’ equity	55,190	52,954
Total liabilities & shareholders’ equity	$570,873	$563,376
Net interest income			$4,765	$4,295
Spread on interest-bearing funds					3.29	2.93
Net interest margin (e)					3.56	3.25

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $258,000 and $259,000, respectively for 2011 and 2010 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2011 versus 2010
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$383	$(206)	$177
Securities	(58)	(93)	(151)
FHLBB stock	-	6	6
Short term funds	(21)	8	(13)
Total	304	(285)	19
Interest-bearing liabilities
Deposits	(73)	(254)	(327)
Repurchase agreements	(1)	(11)	(12)
FHLBB advances	(128)	16	(112)
Total	(202)	(249)	(451)
Net change in net interest income	$506	$(36)	$470

Interest Income

Tax equivalent interest income increased $19,000, or 0.3%, to $6.3 million for the first quarter of 2011 as compared with the first quarter of 2010.  Loan income increased $177,000, or 3.9%, primarily due to a $29.0 million, or 8.7%, increase in average loans offset by a 23 basis points decline in the average loan yield. The increase in the average loan volume resulted from strong loan growth during the past year.

Income from securities, on a tax equivalent basis, decreased $145,000, or 8.3%, for the first quarter of 2011 as compared with the first quarter of 2010, as a result of a 23 basis points decline in the average yield and a $5.2 million, or 3.4%, decrease in average volume. The lower yield resulted from the effect of lower market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. The decline in volume resulted from the redeployment of some of the cash flows from securities maturities, principal payments and calls, into new loans.

Income from short term funds decreased $13,000 for the first quarter of 2011 as compared with the first quarter of 2010 as a result of a $17.0 million decrease in the average balance, and partially offset by a higher average yield.

Interest Expense

Interest expense decreased $451,000, or 22.7%, to $1.5 million for the first quarter of 2011 as compared with the first quarter of 2010.

Interest on deposit accounts and retail repurchase agreements decreased $339,000, or 27.7%, as a result of a lower average rate, down 39 basis points to 0.95%, offset in part by a $10.9 million, or 3.0%, increase in the average balance. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $112,000 as a result of lower average borrowings, down $12.7 million, offset in part by a higher average borrowing rate, up 10 basis points as compared with 2010. The decline in advances resulted from maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $330,000 for the first quarter of 2011, compared with $180,000 for the first quarter of 2010. Net loan charge-offs were $272,000 and $4,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

As of or for the three months ended (dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, beginning of period	$3,920	$3,847	$3,473
Provision (benefit) or loan losses	330	380	180
Charge-offs
Real estate mortgages	(260)	(202)	-
Commercial & industrial	-	(95)	-
Consumer	(19)	(18)	(10)
Total charge-offs	(279)	(315)	(10)
Recoveries
Real estate mortgages	-	-	-
Commercial & industrial	-	-	-
Consumer	7	8	6
Total recoveries	7	8	6
Net (charge-offs) recoveries	(272)	(307)	(4)
Balance, end of period	$3,978	$3,920	$3,649
Loans receivable, gross	$364,337	$355,547	$332,622
Non-performing loans	10,875	10,141	12,064
Accruing loans past due 30-89 days	3,991	1,917	5,383
Ratio of allowance for loan losses:
to loans receivable, gross	1.09%	1.10%	1.10%
to non-performing loans	36.58	38.65	30.25
Ratio of non-performing loans
to loans receivable, gross	2.98	2.85	3.62
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	1.10	0.54	1.62

Reserve coverage at March 31, 2011, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.09%, as compared with 1.10% at December 31, 2010 and 1.10% a year ago at March 31, 2010. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $0.7 million in the first quarter of 2011 to $10.9 million, or 2.98% of gross loans receivable, while accruing loans past due 30-89 days increased $2.1 million to $4.0 million, or 1.10% of gross loans receivable. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan or portion of a loan to be uncollectible. The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans are segmented into pools of loans based on similar risk characteristics such as loan product, collateral type and loan-to-value, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows or collateral value, and (3) unallocated: general loss allocations for other environmental factors.

Management assesses the adequacy of the allowance, and the provisions for loan losses, based on an ongoing review of numerous factors, including the growth and composition of the loan portfolio, historical loss experience over a 10-to-15 year economic cycle, probable credit losses based upon internal and external portfolio reviews, credit risk concentrations, changes in lending policy, current economic conditions, analysis of current levels and asset quality, delinquency levels and trends, estimates of the current value of underlying collateral, the performance of individual loans in relation to contract terms, and other pertinent factors. Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures.  Management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2011.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.  The Bank was examined by the Connecticut Department of Banking in April 2010 and by the FDIC in February 2009. No additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2011	2010	2011 vs. 2010
Gains on securities, net	$11	$-	$11	(100.00)%
Trust and wealth advisory fees	667	545	122	22.38
Service charges and fees	499	453	46	10.15
Gains on sales of mortgage loans, net	133	42	91	216.66
Mortgage servicing, net	32	33	(1)	(3.03)
Other	59	56	3	5.36
Total non-interest income	$1,401	$1,129	$272	24.09

Gains on securities result from the accretion of discounts on called securities. The increase in Trust and Wealth Advisory revenues resulted primarily from both growth in and higher valuation of managed assets. The increase in service charges relates primarily to higher interchange activity. Sales of mortgage loans were $6.1 million for the first quarter of 2011 versus $4.2 million for the first quarter of 2010.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2011	2010	2011 vs. 2010
Salaries	$1,729	$1,571	$158	(10.06)%
Employee benefits	634	630	4	0.63
Premises and equipment	583	515	68	13.20
Data processing	377	408	(31)	7.60
Professional fees	280	402	(122)	30.35
FDIC insurance	223	171	52	30.41
Marketing and community contributions	68	62	6	9.68
Amortization of intangible assets	56	56	-	-
Other	474	497	(23)	(4.63)
Non-interest expense	$4,424	$4,312	$112	2.60

Salary expense increased primarily due to year-over-year merit increases and changes in staffing levels and mix. Increased health benefits costs, due to premium increases and increased staff utilization, were substantially offset by a decline in the net periodic pension expense. Higher premises expense resulted from the Sheffield branch relocation in August 2010 and the Sharon branch renovation. The decrease in data processing expense resulted from a $10,000 per month decrease in Salisbury’s core processing contract. Professional fees include legal, consulting, audit and investment management services. The decrease results from lower usage in all categories. FDIC insurance premiums increased as a result of both deposit growth and higher premiums. The decrease in other operating expenses is due to lower spending on printing, loan related services, telecommunications, consumable supplies and other operational items.

Income taxes

The effective income tax rates for the first quarters of 2011 and 2010 were 18.27% and 11.80%, respectively. The increase in the effective rate resulted from a higher proportion of taxable income to total income in the 2011 period versus 2010. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2011 or 2010, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 the Bank formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

FINANCIAL CONDITION

Overview

Total assets were $577 million at March 31, 2011, up $1,424,000 from December 31, 2010.  Loans receivable, net, were $361 million at March 31, 2011, up $8.8 million, or 2.5%, from December 31, 2010.  Non-performing assets were $11.7 million at March 31, 2011, up $1.0 million from $10.7 million at December 31, 2010. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.09%, 1.10% and 1.10%, at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Deposits were $452 million, up $22 million from $430 million at December 31, 2010.

At March 31, 2011, book value and tangible book value per common share were $27.92 and $21.39, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 8.60% and 14.01%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During the first quarter of 2011, securities decreased $22 million to $123 million, and FHLBB advances decreased $17 million, while cash and cash-equivalents (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $16 million to $43 million as Salisbury increased its liquidity position in light of historically low interest rates and growth in volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider any of its securities, other than the five non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2011.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged these five securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive income at March 31, 2011 included net unrealized holding losses, net of tax, of $2.0 million that management deems as temporary impairment.

Loans

During the first quarter of 2011, net loans receivable grew $8.8 million, or 2.49%, to $361.2 million at March 31, 2011, despite soft loan demand and competition for loans in Salisbury’s market area. First quarter 2011 loan growth compares with loan growth of $1.6 million, or 0.5%, in the first quarter of 2010.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2011	December 31, 2010
Residential 1-4 family	$183,194	$176,892
Residential 5+ multifamily	3,271	2,889
Construction of residential 1-4 family	4,564	5,988
Home equity credit	34,608	34,164
Residential real estate	225,637	219,933
Commercial	74,519	75,495
Construction of commercial	7,777	7,312
Commercial real estate	82,296	82,807
Farm land	5,221	5,690
Vacant land	12,757	12,979
Real estate secured	325,911	321,409
Commercial and industrial	29,289	25,123
Municipal	4,563	4,338
Consumer	4,574	4,677
Loans receivable, gross	364,337	355,547
Deferred loan origination fees and costs, net	879	822
Allowance for loan losses	(3,978)	(3,920)
Loans receivable, net	$361,238	$352,449
Loans held-for-sale
Residential 1-4 family	$187	$1,184

Loan Credit Quality

Loan credit quality indicators deteriorated during the first quarter of 2011 versus the fourth quarter of 2010, reflecting the persistent weakness in the local and regional economies and seasonal factors. Non-performing assets increased $990,000 during first quarter 2011 to $11.7 million, or 2.03% of assets, compared with $10.8 million at December 31, 2010, and decreased $0.6 million compared with $12.3 million, or 2.19% of assets, at March 31, 2010. Loans past due 30 days or more increased $3.1 to $12.0 million, or 3.3% of loans, at March 31, 2011, compared with $8.9 million, or 2.5% of loans, at December 31, 2010.

Non-Performing Assets

Salisbury pursues the resolution of all non-performing assets through collections, restructures, voluntary liquidation of collateral by the borrower and legal action. When all attempts to work with a customer to bring the loan current or restructure and bring the loan back to performing status are unsuccessful, Salisbury will initiate appropriate legal action to either foreclose the property, to acquire it by deed in lieu of foreclosure, or to liquidate business assets.

Non-performing assets increased $1.0 million to $11.7 million, or 2.03% of assets, at March 31, 2011, up from $10.7 million, or 1.87% of assets at December 31, 2010. After deteriorating in the first quarter 2010, reflecting the weakness in the local and regional economies, loan credit quality remained relatively stable thereafter. The components of non-performing assets are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Residential 1-4 family	$2,524	$2,534
Home equity credit	359	362
Commercial	3,061	2,923
Vacant land	3,933	4,018
Real estate secured	9,877	9,837
Commercial and industrial	848	208
Total non-accruing loans	10,725	10,045
Accruing loans past due 90 days and over	150	96
Total non-performing loans	10,875	10,141
Real estate acquired in settlement of loans	866	610
Total non-performing assets	$11,741	$10,751

Changes in non-performing assets during the first quarter of 2011 included $1.4 million of loans placed on non-accruing status, $0.1 million of loan repayments and payoffs, a $0.3 million loan foreclosure, and $259,000 of loan charge-offs.

Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the sale of the underlying real estate.

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2011	December 31, 2010
Current	$2,188	$2,931
Past due 001-029 days	829	219
Past due 030-059 days	728	541
Past due 060-089 days	993	1,050
Past due 090-179 days	1,674	683
Past due 180 days and over	4,463	4,717
Total non-performing loans	$10,875	$10,141

At March 31, 2011, 20.4% of non-accrual loans were current with respect to loan payments, compared with 28.9% at December 31, 2010. Loans past due 180 days include a $3.0 million loan secured by residential building lots where Salisbury has initiated a foreclosure action. See Item 1 of Part II, Legal Proceedings, for additional information.

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

Troubled debt restructured loans decreased $0.6 million to $9.0 million at March 31, 2011, down from $9.6 million at December 31, 2010. The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Residential 1-4 family	$3,377	$3,377
Commercial	1,672	1,677
Real estate secured	5,049	5,054
Commercial and industrial	274	276
Accruing troubled debt restructured loans	5,323	5,330
Residential 1-4 family	450	552
Commercial	2,520	2,923
Vacant land	536	621
Real estate secured	3,506	4,096
Commercial and Industrial	140	158
Non-accrual troubled debt restructured loans	3,646	4,254
Troubled debt restructured loans	$8,969	$9,584

Changes in troubled debt restructured loans during the first quarter of 2011 included $42,000 of loan repayments, a $0.3 million loan foreclosure, and $259,000 of loan charge-offs.

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2011	December 31, 2010
Current	$4,478	$4,798
Past due 001-029 days	688	375
Past due 030-059 days	157	157
Accruing troubled debt restructured loans	5,323	5,330
Current	1,782	2,585
Past due 001-029 days	829	169
Past due 030-059 days	402	378
Past due 090-179 days	351	346
Past due 180 days and over	282	776
Non-accrual troubled debt restructured loans	3,646	4,254
Total troubled debt restructured loans	$8,969	$9,584

At March 31, 2011, 59.4% of troubled debt restructured loans were accruing, of which 84.1% were current with respect to loan payments, as compared with 55.6% and 90.0%, respectively, at December 31, 2010.

Past Due Loans

Loans past due 30 days or more increased $3.1 million during first quarter 2011 to $12.0 million, or 3.3% of gross loans receivable, compared with $8.9 million, or 2.5% of loans, at December 31, 2010, and $11.9 million, or 3.6% of loans at March 31, 2010.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Past due 030-059 days	$2,991	$1,188
Past due 060-089 days	1,200	730
Past due 090-179 days	150	96
Accruing loans	4,341	2,014
Past due 030-059 days	729	541
Past due 060-089 days	993	1,050
Past due 090-179 days	1,524	587
Past due 180 days and over	4,463	4,716
Non-accrual loans	7,709	6,894
Total loans past due 30 days or greater	$12,050	$8,908

Potential Problem Loans

Salisbury uses credit risk ratings to categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

Loans rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity.  These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

Potential problem loans consist of performing loans rated as substandard, and exclude all non-performing and impaired loans. Management cannot predict the extent to which economic or other factors may impact such borrowers future payment capacity and there can be no assurance that such loans will not become 90 days or more past due, be placed on nonaccrual status, restructured, or require increased allowance coverage and provision for loan losses.

Potential problem loans increased $5.7 million during first quarter 2011 to $13.6 million, or 3.7% of gross loans receivable, compared with $7.9 million, or 2.2% of loans, at December 31, 2010.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Residential 1-4 family	$2,692	$2,483
Residential 5+ multifamily	88	89
Construction of residential 1-4 family	-	75
Home equity credit	829	817
Residential real estate	3,609	3,464
Commercial	7,446	2,327
Construction of commercial	471	47
Commercial real estate	7,917	2,374
Farm land	1,173	881
Vacant land	247	249
Real estate secured	12,946	6,968
Commercial and Industrial	608	897
Consumer	65	67
Potential problem loans	$13,619	$7,932

The $5.7 million increase in potential problem loans during the first quarter of 2011 resulted from the classification of $7.1 million of performing loans as substandard, offset in part by $1.2 million of loans placed on non-accruing status and $0.2 million of loan repayments, payoffs and risk rating up-grades. Loans newly classified as substandard include two relationships totaling $5.2 million.  The downgrades were based on the customers’ current financial position and outlook. Management continues to work closely with these and all potential problem loan customers to remediate financial performance deficiencies.

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2011	December 31, 2010
Current	$11,502	$5,757
Past due 001-029 days	511	1,233
Past due 001-029 days	359	357
Past due 030-059 days	1,097	534
Past due 090-179 days	150	51
Total potential problem loans	$13,619	$7,932

At March 31, 2011, 84.4% of potential problem loans were current with respect to loan payments, as compared with 72.6% at December 31, 2010.

Deposits and Borrowings

During the three-month period ended March 31, 2011 deposits grew $22 million, or 5.13%, to $452 million, while retail repurchase agreements decreased $5 million to $8 million.

During this period Salisbury’s Federal Home Loan Bank of Boston (FHLBB) advances decreased by $17 million from scheduled loan repayments.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At March 31, 2011, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 25.9%, down from 28.4% at December 31, 2010. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2011 provided net cash of $3.3 million.  Investing activities provided net cash of $13.3 million, principally from $23.0 million in securities repayments, maturities and calls, offset by funding of $9.4 million of net loan advances. Financing activities utilized net cash of $367,000, principally for $16.9 million of scheduled FHLB advance repayments, a $4.9 million decrease in repurchase agreements and $583,000 of cash dividends, offset in part by a $22.0 million net increase in deposits.

At March 31, 2011, Salisbury had outstanding commitments to fund new loan originations of $8.5 million and unused lines of credit of $47.3 million. Salisbury believes that these commitments can be met in the normal course of business.  Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $55.9 million at March 31, 2011, up $932,000 from December 31, 2010. Book value and tangible book value per share were $27.92 and $21.39, respectively, compared with $27.37 and $20.81, respectively, at December 31, 2010. Contributing to the increase in shareholders’ equity for the first quarter of 2011 was net income of $943,000, other comprehensive income of $571,000, less common and preferred stock dividends of $472,000 and $110,000, respectively. Other comprehensive income includes unrealized gains on securities available-for-sale, net of tax, of $(2,022,000) and pension plan income, net of tax, of $(1,176,000).

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

	Well	March 31, 2011		December 31, 2010
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	14.01%	11.23%	13.91%	11.11%
Tier 1 Capital (to risk-weighted assets)	6.00	12.92	10.16	12.84	10.06
Tier 1 Capital (to average assets)	5.00	8.60	6.90	8.39	6.72

A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action  Regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury’s and the Bank’s safety and soundness.  However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

Dividends

During the three month period ended March 31, 2011 Salisbury paid $110,000 in preferred stock dividends to the U.S. Treasury’s TARP CPP, and $472,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 25, 2011 to shareholders of record on May 11, 2011. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s participation in the CPP. The terms upon which the preferred stock was issued to the Treasury  preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the first three years Salisbury is a CPP participant unless all CPP preferred shares are redeemed or transferred to third parties.

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

(b)	expectations for revenues and earnings for Salisbury and the Bank.

Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.  For those statements, Salisbury claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995.

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements.  The risks and uncertainties that may effect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2011 analysis, three of the simulations incorporate management’s growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates a static balance sheet scenario. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2011 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 150 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 100 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 400 basis points for short term rates to 185 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Because income simulations assume that Salisbury’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2011 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2011:

As of March 31, 2011	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(13.91)%	(13.53)%
Immediately falling interest rates (management’s growth assumptions)	0.77	(1.25)
Gradually rising interest rates (static balance sheet)	(14.84)	(18.18)

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

As of March 31, 2011 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(257)	$(500)
U.S. Government agency notes	(769)	(1,613)
Municipal bonds	(3,965)	(7,522)
Mortgage backed securities	(408)	(990)
Collateralized mortgage obligations	(749)	(1,624)
SBA pools	(17)	(30)
Total available-for-sale debt securities	$(6,165)	$(12,279)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 16, 2011	by /s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
Chief Executive Officer

May 16, 2011	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer