Form 10-Q
period 2011-06-30
SALISBURY BANCORP INC
filed 2011-08-15
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes [  ] No [X]
The number of shares of Common Stock outstanding as of August 1, 2011, is 1,688,731.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

in thousands (except share data)	June 30, 2011 Unaudited	December 31, 2010
ASSETS
Cash and due from banks	$7,570	$6,694
Interest bearing demand deposits with other banks	36,374	20,214
Total cash and cash equivalents	43,944	26,908
Interest bearing time deposits with other banks	-	5,000
Securities
Available-for-sale at fair value	139,407	147,422
Held-to-maturity at amortized cost (fair value: $54 and $58)	53	56
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	146	1,184
Loans receivable, net (allowance for loan losses: $3,979 and $3,920)	364,854	352,449
Investment in real estate	75	75
Other real estate owned	452	610
Bank premises and equipment, net	12,307	12,190
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,412 and $1,301)	1,131	1,242
Accrued interest receivable	2,086	2,132
Cash surrender value of life insurance policies	3,934	3,854
Deferred taxes	1,328	2,540
Other assets	2,737	3,947
Total Assets	$588,315	$575,470
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$78,985	$71,565
Demand (interest bearing)	63,651	63,258
Money market	113,316	77,089
Savings and other	93,341	93,324
Certificates of deposit	109,736	125,053
Total deposits	459,029	430,289
Repurchase agreements	12,359	13,190
Federal Home Loan Bank of Boston advances	55,460	72,812
Accrued interest and other liabilities	3,358	4,163
Total Liabilities	530,206	520,454
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Shares issued: 8,816;
Liquidation preference: $1,000 per share	8,749	8,738
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,688,731 and 1,687,661	169	168
Common stock warrants outstanding	112	112
Paid-in capital	13,227	13,200
Retained earnings	37,216	36,567
Accumulated other comprehensive loss, net	(1,364)	(3,769)
Total Shareholders' Equity	58,109	55,016
Total Liabilities and Shareholders' Equity	$588,315	$575,470

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
Periods ended June 30, (in thousands except per share amounts) unaudited	2011	2010	2011	2010
Interest and dividend income
Interest and fees on loans	$4,695	$4,601	$9,359	$9,088
Interest on debt securities
Taxable	733	1,033	1,516	1,959
Tax exempt	554	559	1,108	1,119
Other interest and dividends	38	38	75	84
Total interest and dividend income	6,020	6,231	12,058	12,250
Interest expense
Deposits	829	1,125	1,700	2,324
Repurchase agreements	12	19	27	46
Federal Home Loan Bank of Boston advances	562	761	1,207	1,518
Total interest expense	1,403	1,905	2,934	3,888
Net interest income	4,617	4,326	9,124	8,362
Provision for loan losses	350	260	680	440
Net interest and dividend income after provision for loan losses	4,267	4,066	8,444	7,922
Non-interest income
Trust and wealth advisory	596	491	1,263	1,036
Service charges and fees	522	499	1,022	952
Gains on sales of mortgage loans, net	59	122	192	164
Mortgage servicing, net	(5)	27	26	60
Gains on securities, net	-	1	11	1
Other	58	89	117	146
Total non-interest income	1,230	1,229	2,631	2,359
Non-interest expense
Salaries	1,657	1,668	3,386	3,239
Employee benefits	650	586	1,283	1,216
Premises and equipment	568	495	1,151	1,011
Data processing	285	363	662	772
Professional fees	300	455	577	857
Collections and OREO	243	21	367	43
FDIC insurance	182	182	405	354
Marketing and community support	92	59	160	121
Amortization of intangibles	56	56	111	111
Other	399	360	754	833
Total non-interest expense	4,432	4,245	8,856	8,557
Income before income taxes	1,065	1,050	2,219	1,724
Income tax provision	183	172	394	251
Net income	$882	$878	$1,825	$1,473
Net income available to common shareholders	$766	$763	$1,594	$1,243

Basic and diluted earnings per share	$0.45	$0.45	$0.94	$0.74
Common dividends per share	0.28	0.28	0.56	0.56

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Preferred		Paid-in	Retained	Accumulated other comp-	Total share- holders'
(dollars in thousands) unaudited	Shares	Amount	Stock	Warrants	capital	earnings	rehensive loss	equity
Balances at December 31, 2009	1,686,701	$168	$8,717	$112	$13,177	$35,259	$(5,078)	$52,355
Net income for period	-	-	-	-	-	1,473	-	1,473
Other comprehensive income, net of tax	-	-	-	-	-	-	1,703	1,703
Total comprehensive income								3,176
Amortization (accretion) of preferred stock	-	-	10	-	-	(10)	-	-
Common stock dividends paid	-	-	-	-	-	(945)	-	(945)
Preferred stock dividends paid	-	-	-	-	-	(220)	-	(220)
Issuance of common stock for director fees	960	-	-	-	23	-	-	23
Balances at June 30, 2010	1,687,661	$168	$8,727	$112	$13,200	$35,557	$(3,375)	$54,389

Balances at December 31, 2010	1,687,661	$168	$8,738	$112	$13,200	$36,567	$(3,769)	$55,016
Net income for period	-	-	-	-	-	1,825	-	1,825
Other comprehensive income, net of tax	-	-	-	-	-	-	2,405	2,405
Total comprehensive income								4,230
Amortization (accretion) of preferred stock	-	-	11	-	-	(11)	-	-
Common stock dividends paid	-	-	-	-	-	(945)	-	(945)
Preferred stock dividends paid	-	-	-	-	-	(220)	-	(220)
Issuance of common stock for director fees	1,070	1	-	-	27	-	-	28
Balances June 30, 2011	1,688,731	$169	$8,749	$112	$13,227	$37,216	$(1,364)	$58,109

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, (in thousands) unaudited	2011	2010
Operating Activities
Net income	$1,825	$1,473
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	163	305
Bank premises and equipment	414	396
Core deposit intangible	111	111
Mortgage servicing rights	114	74
Fair value adjustment on loans	22	22
Gain of calls of securities available-for-sale	(11)	(1)
Write down of other real estate owned	163	-
Provision for loan losses	680	440
Decrease in loans held-for-sale	1,038	152
Increase in deferred loan origination fees and costs, net	(116)	(44)
Mortgage servicing rights originated	(106)	(112)
Decrease (increase) in mortgage servicing rights impairment reserve	15	(5)
Decrease (increase) in interest receivable	45	(74)
Deferred tax benefit	(27)	(42)
Decrease in prepaid expenses	391	415
Increase in cash surrender value of life insurance policies	(80)	(84)
Decrease (increase) in income tax receivable	715	(194)
Decrease in other assets	17	40
(Decrease) increase in accrued expenses	(29)	46
Decrease in interest payable	(128)	(85)
(Decrease) increase in other liabilities	(613)	130
Issuance of shares for directors’ fee	27	23
Net cash provided by operating activities	4,631	2,986
Investing Activities
Proceeds from maturities of interest-bearing time deposits	5,000	-
Purchases of securities available-for-sale	(15,034)	(37,987)
Proceeds from calls of securities available-for-sale	19,000	12,190
Proceeds from maturities of securities available-for-sale	7,507	17,645
Proceeds from maturities of securities held-to-maturity	3	3
Loan originations and principle collections, net	(13,326)	(15,029)
Recoveries of loans previously charged-off	22	14
Proceeds from sale of other real estate owned	308	-
Capital expenditures	(467)	(1,416)
Net cash provided (utilized) by investing activities	3,013	(24,580)
Financing Activities
Increase in deposit transaction accounts, net	44,058	27,560
Decrease in time deposits, net	(15,318)	(21,772)
Decrease in securities sold under agreements to repurchase, net	(831)	(3,295)
Principal payments on Federal Home Loan Bank of Boston advances	(17,352)	(1,418)
Common stock dividends paid	(945)	(945)
Preferred stock dividends paid	(220)	(220)
Net cash provided (utilized) by financing activities	9,392	(90)
Net increase (decrease) in cash and cash equivalents	17,036	(21,684)
Cash and cash equivalents, beginning of period	26,908	43,298
Cash and cash equivalents, end of period	$43,944	$21,614
Cash paid during period
Interest	$3,062	$3,973
Income taxes	449	79
Non-cash transfers
Transfer from loans to other real estate owned	321	-

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2010 Annual Report on Form 10-K for the period ended December 31, 2010.

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

Impact of New Accounting Pronouncements Issued

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU. Salisbury does not expect this ASU to have a significant impact on its financial position or results of operations.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
June 30, 2011
Available-for-sale
U.S. Treasury notes	$4,999	$373	$-	$5,372
U.S. Government Agency notes	22,573	422	-	22,995
Municipal bonds	51,388	459	(3,062)	48,785
Mortgage backed securities
U.S. Government Agencies	30,895	938	(1)	31,832
Collateralized mortgage obligations
U.S. Government Agencies	8,052	41	-	8,093
Non-agency	16,624	499	(282)	16,841
SBA bonds	4,062	80	-	4,142
Corporate bonds	1,095	28	-	1,123
Preferred Stock	20	204	-	224
Total securities available-for-sale	$139,708	$3,044	$(3,345)	$139,407
Held-to-maturity
Mortgage backed security	$53	$1	$-	$54
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
December 31, 2010
Available-for-sale
U.S. Treasury notes	$4,999	$197	$-	$5,196
U.S. Government Agency notes	41,590	380	(92)	41,878
Municipal bonds	51,330	139	(5,371)	46,098
Mortgage backed securities
U.S. Government Agencies	19,190	566	(20)	19,736
Collateralized mortgage obligations
U.S. Government Agencies	9,283	29	(1)	9,311
Non-agency	19,002	714	(599)	19,117
SBA bonds	4,831	70	-	4,901
Corporate bonds	1,089	41	-	1,130
Preferred Stock	20	35	-	55
Total securities available-for-sale	$151,334	$2,171	$(6,083)	$147,422
Held-to-maturity
Mortgage backed security	$56	$2	$-	$58
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032

(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the three month periods ended June 30, 2011 and 2010.

Included in non-agency Collateralized Mortgage Obligations (“CMOs”) are eight securities issued by Wells Fargo with an aggregate amortized cost basis and fair value of $5,671,000 and $5,867,000, respectively, that exceeded 10% of shareholders’ equity as of June 30, 2011.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2011
Available-for-sale
U.S. Government Agency notes	$-	$-	$-	$-	$-	$-
Municipal Bonds	14,410	630	15,321	2,432	29,731	3,062
Mortgage backed securities	58	1	-	-	58	1
Collateralized mortgage obligations
U.S. Government Agencies	-	-	-	-	-	-
Non-agency	1,004	15	2,068	151	3,072	166
Total temporarily impaired securities	15,472	646	17,389	2,583	32,861	3,229
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	3,186	71	750	45	3,936	116
Total temporarily impaired and other-than-
temporarily impaired securities	$18,658	$717	$18,139	$2,628	$36,797	$3,345

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2011.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these securities to be OTTI at June 30, 2011.

Municipal bonds: Contractual cash flows are performing as expected. The decline in fair values at June 30, 2011 as compared with December 31, 2010, is primarily due to an increase in interest rates and risk premium spreads for municipal bonds in 2011 compared to 2010. Late in 2010 and continuing into 2011 the municipal bond market experienced significant price declines as uncertainty about the health of local and state government finances caused investors to exit the market. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Salisbury has performed credit underwriting reviews of certain issuers, including those that have had their ratings withdrawn and those that are insured by insurers that have had their ratings withdrawn, to assess their default risk. For all completed reviews pass credit risk ratings have been assigned. Management believes that unrealized losses on its municipal bonds are a function of interest rate movements and changes in investor spreads for credit sensitive securities. Management expects to recover the entire amortized cost basis of these securities.  Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Management does not consider these securities to be OTTI at June 30, 2011.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2011 to assess whether any of the securities were OTTI. Salisbury uses third party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged these five securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30 (in thousands)	2011	2010
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	-	-
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB announced the resumption of modest quarterly cash dividends to its members through 2011 and on June 27, 2011 the FHLBB announced that its excess stock pool will be discontinued effective June 28, 2011, and designating December 28, 2011, as the required stock purchase date. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2011. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2011	December 31, 2010
Residential 1-4 family	$182,764	$173,931
Residential 5+ multifamily	3,068	2,889
Construction of residential 1-4 family	8,046	8,949
Home equity credit	33,657	34,164
Residential real estate	227,535	219,933
Commercial	79,976	75,495
Construction of commercial	4,502	7,312
Commercial real estate	84,478	82,807
Farm land	5,767	5,690
Vacant land	12,687	12,979
Real estate secured	330,467	321,409
Commercial and industrial	30,060	25,123
Municipal	2,768	4,338
Consumer	4,599	4,677
Loans receivable, gross	367,894	355,547
Deferred loan origination fees and costs, net	939	822
Allowance for loan losses	(3,979)	(3,920)
Loans receivable, net	$364,854	$352,449
Loans held-for-sale
Residential 1-4 family	$146	$1,184

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in northwestern Connecticut and nearby New York and Massachusetts towns, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability of single family residential mortgage loan and consumer loan borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

Credit Quality

The composition of loans receivable by risk rating grade is as follows:

June 30, 2011 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$163,345	$13,210	$6,209	$-	$-	$182,764
Residential 5+ multifamily	2,538	530	-	-	-	3,068
Construction of residential 1-4 family	3,971	416	3,659	-	-	8,046
Home equity credit	30,960	1,465	1,232	-	-	33,657
Residential real estate	200,814	15,621	11,100	-	-	227,535
Commercial	60,896	6,101	12,979	-	-	79,976
Construction of commercial	3,840	191	471	-	-	4,502
Commercial real estate	64,736	6,292	13,450	-	-	84,478
Farm land	3,139	1,779	849	-	-	5,767
Vacant land	7,603	894	4,190	-	-	12,687
Real estate secured	276,292	24,586	29,589	-	-	330,467
Commercial and industrial	20,030	8,315	1,715	-	-	30,060
Municipal	2,768	-	-	-	-	2,768
Consumer	4,330	196	73	-	-	4,599
Loans receivable, gross	$303,420	$33,097	$31,377	$-	$-	$367,894

Credit quality segments of loans receivable by risk rating grade are as follows:

June 30, 2011 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Performing loans	$303,151	$33,097	$-	$-	$-	$336,248
Potential problem loans	-	-	15,154	-	-	15,154
Troubled debt restructurings – accruing	269	-	1,661	-	-	1,930
Troubled debt restructuring - non-accrual	-	-	7,691	-	-	7,691
All other non-accrual loans	-	-	6,871	-	-	6,871
Impaired loans	269	-	16,223	-	-	16,492
Loans receivable, gross	$303,420	$33,097	$31,377	$-	$-	$367,894

Potential problem loans are performing loans risk rated substandard that are not classified as impaired. Impaired loans are loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.

The components of impaired loans are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Troubled debt restructurings – accruing	$1,930	$5,330
Troubled debt restructuring - non-accrual	7,691	4,254
All other non-accrual loans	6,871	5,791
Impaired loans	$16,492	$15,375
Commitments to lend additional amounts to impaired borrowers	$-	$-

The composition of loans receivable delinquency status by risk rating grade is as follows:

June 30, 2011 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Current	$301,609	$30,228	$20,121	$-	$-	$351,958
Past due 001-029	1,726	1,950	3,571	-	-	7,247
Past due 030-059	69	731	376	-	-	1,176
Past due 060-089	16	188	925	-	-	1,129
Past due 090-179	-	-	1,038	-	-	1,038
Past due 180+	-	-	5,346	-	-	5,346
Loans receivable, gross	$303,420	$33,097	$31,377	$-	$-	$367,894

The composition of loans receivable by delinquency status is as follows:

		Past due
June 30, 2011 (in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
Residential 1-4 family	$176,930	$3,748	$445	$303	$504	$834	$2,086	$-	$6,288
Residential 5+ multifamily	2,794	-	274	-	-	-	274	-	-
Residential 1-4 family construction	8,046	-	-	-	-	-	-	-	-
Home equity credit	32,850	645	37	86	14	24	161	-	200
Residential real estate	220,620	4,393	756	389	518	858	2,521	-	6,488
Commercial	76,815	1,717	283	125	495	541	1,444	-	3,134
Construction of commercial	4,482	21	-	-	-	-	-	-	-
Commercial real estate	81,297	1,738	283	125	495	541	1,444	-	3,134
Farm land	5,334	433	-	-	-	-	-	-	-
Vacant land	8,645	16	64	565	-	3,397	4,026	-	3,933
Real estate secured	315,896	6,580	1,103	1,079	1,013	4,796	7,991	-	13,555
Commercial and industrial	28,842	590	20	34	25	550	629	-	1,008
Municipal	2,768	-	-	-	-	-	-	-	-
Consumer	4,452	77	53	16	-	-	69	-	-
Loans receivable, gross	$351,958	$7,247	$1,176	$1,129	$1,038	$5,346	$8,689	$-	$14,563

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended June 30					Six months ended June 30
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
2011 Periods
Residential	$1,462	$139	$(20)	$2	$1,583	$1,504	$197	$(121)	$3	$1,583
Commercial	1,343	(9)	(96)	-	1,238	1,132	282	(175)	-	1,239
Land	296	(25)	-	-	271	392	(42)	(79)	-	271
Real estate	3,101	105	(116)	2	3,092	3,028	437	(375)	3	3,093
Commercial & industrial	531	79	(89)	-	521	541	69	(89)	-	521
Municipal	55	(27)	-	-	28	51	(23)	-	-	28
Consumer	167	70	(159)	13	91	164	86	(179)	19	92
Unallocated	124	123	-	-	247	136	111	-	-	245
Totals	$3,978	$350	$(364)	$15	$3,979	$3,920	$680	$(643)	$22	$3,979
2010 Periods
Totals	$3,649	$260	$(149)	$8	$3,768	$3,473	$440	$(159)	$14	$3,768

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
June 30, 2011 (in thousands)	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential 1-4 family	$177,466	$749	$5,299	$427	$182,764	$1,176
Residential 5+ multifamily	3,068	20	-	-	3,068	20
Construction of residential 1-4 family	4,387	16	3,659	-	8,046	16
Home equity credit	33,418	371	239	-	33,657	371
Residential real estate	218,339	1,156	9,197	427	227,535	1,583
Commercial	71,895	908	8,081	280	79,976	1,188
Construction of commercial	4,502	51	-	-	4,502	51
Commercial real estate	76,397	959	8,081	280	84,478	1,239
Farm land	5,767	56	-	-	5,767	56
Vacant land	8,599	101	4,088	114	12,687	215
Real estate secured	309,102	2,272	21,366	821	330,467	3,093
Commercial and industrial	28,623	390	1,437	131	30,060	521
Municipal	2,768	28	-	-	2,768	28
Consumer	4,476	46	122	46	4,599	92
Unallocated allowance	-	-	-	-	-	245
Totals	$344,969	$2,736	$22,925	$998	$367,894	$3,979

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
June 30, 2011 (in thousands)	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Performing loans	$335,708	$2,386	$540	$46	$336,247	$2,432
Potential problem loans	9,261	350	5,893	462	15,155	812
Impaired loans	-	-	16,492	490	16,492	490
Unallocated allowance	-	-	-	-	-	245
Totals	$344,969	$2,736	$22,925	$998	$367,894	$3,979

Certain data with respect to impaired loans individually evaluated is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
June 30, 2011	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	Allowance	recognized	Book	Note	Average	recognized
Residential 1-4 family	$889	$922	$1,473	$142	$9	$5,400	$5,459	$4,453	$42
Home equity credit	-	-	-	-	-	200	203	265	1
Residential real estate	889	922	1,473	142	9	5,600	5,662	4,718	43
Commercial	2,671	2,790	2,657	154	61	2,123	2,581	2,137	14
Vacant land	669	774	735	64	-	3,263	3,627	3,215	-
Real estate secured	4,229	4,486	4,865	360	70	10,986	11,870	10,070	57
Commercial and industrial	154	155	333	130	2	1,123	1,744	778	1
Consumer	-	-	-	-	-	-	143	29	-
Totals	$4,383	$4,641	$5,198	$490	$72	$12,109	$13,757	$10,877	$58

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

June 30, (in thousands)	2011	2010
Residential mortgage loans serviced for others	$101,584	$78,119
Fair value of mortgage servicing rights	760	517

Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2011	2010	2011	2010
Loan Servicing Rights
Balance, beginning of period	$701	$424	$683	$427
Originated	29	84	105	112
Amortization (1)	(56)	(43)	(114)	(74)
Balance, end of period	674	465	674	465
Valuation Allowance
Balance, beginning of period	(8)	(28)	(10)	(30)
(Increase) decrease in impairment reserve (1)	(17)	4	(15)	6
Balance, end of period	(25)	(24)	(25)	(24)
Loan servicing rights, net	$649	$441	$649	$441

(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

in thousands)	June 30, 2011	December 31, 2010
Securities available-for-sale (at fair value)	$61,388	$62,764
Loans receivable	118,290	114,424
Total pledged assets	$179,678	$177,188

At June 30, 2011, securities were pledged as follows: $46.2 million to secure public deposits and Treasury Tax and Loan deposits, $12.4 million to secure repurchase agreements and $2.8 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Three months		Six months
Periods ended June 30, (in thousands, except per share amounts)	2011	2010	2011	2010
Net income	$882	$878	$1,825	$1,473
Preferred stock net accretion	6	5	11	10
Preferred stock dividends paid	110	110	220	220
Net income available to common shareholders	$766	$763	$1,594	$1,243
Weighted average common stock outstanding – basic	1,689	1,687	1,688	1,687
Weighted average common and common equivalent stock outstanding- diluted	1,689	1,687	1,689	1,687
Earnings per common and common equivalent share
Basic	$0.45	$0.45	$0.94	$0.74
Diluted	0.45	0.45	0.94	0.74

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2011, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized".  The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital (to risk-weighted assets)
Salisbury	$52,605	13.93%	$30,207	8.0%	n/a	-
Bank	43,002	11.19	30,754	8.0	$38,443	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	48,513	12.85	15,104	4.0	n/a	-
Bank	38,910	10.12	15,377	4.0	23,066	6.0
Tier 1 Capital (to average assets)
Salisbury	48,513	8.45	23,407	4.0	n/a	-
Bank	38,910	6.79	23,361	4.0	29,201	5.0
June 30, 2010
Total Capital (to risk-weighted assets)
Salisbury	$50,393	13.39%	$30,108	8.0%	n/a	-
Bank	40,817	10.88	30,042	8.0	$37,553	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	46,582	12.38	15,054	4.0	n/a	-
Bank	37,006	9.86	15,613	4.0	23,420	6.0
Tier 1 Capital (to average assets)
Salisbury	46,582	8.35	22,318	4.0	n/a	-
Bank	37,006	6.63	22,318	4.0	27,898	5.0

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

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2011	2010	2011	2010
Service cost	$95	$74	$191	$174
Interest cost on benefit obligation	93	89	187	180
Expected return on plan assets	(106)	(98)	(212)	(198)
Amortization of prior service cost	-	-	-	-
Amortization of net loss	17	16	33	34
Net periodic benefit cost	$99	$81	$199	$190

Salisbury’s 401(k) Plan contribution expense was $96,000 and $41,000, respectively, for the three month periods ended June 30, 2011 and 2010. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $12,000 and $12,000, respectively, for the three month periods ended June 30, 2011 and 2010.

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

The components of comprehensive income are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2011	2010	2011	2010
Net income	$882	$878	$1,825	$1,473
Other comprehensive income
Net unrealized gains on securities available-for-sale	2,762	1,570	3,600	2,545
Reclassification of net realized gains in net income	-	1	11	1
Unrealized gains on securities available-for-sale	2,762	1,571	3,611	2,546
Income tax expense	(939)	(534)	(1,228)	(866)
Unrealized gains on securities available-for-sale, net of tax	1,823	1,037	2,383	1,680
Pension plan income	17	17	33	35
Income tax expense	(6)	(6)	(11)	(12)
Pension plan income, net of tax	11	11	22	23
Other comprehensive income, net of tax	1,834	1,048	2,405	1,703
Comprehensive income	$2,716	$1,926	$4,230	$3,176

The components of accumulated other comprehensive losses are as follows:

June 30, (in thousands)	2011	2010
Unrealized losses on securities available-for-sale, net of tax	$(199)	$(2,151)
Unrecognized pension plan expense, net of tax	(1,165)	(1,224)
Accumulated other comprehensive loss, net	$(1,364)	$(3,375)

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

Assets measured at fair value are as follows:

	Fair value measurements using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
June 30, 2011
Assets at fair value on a recurring basis
Securities available-for-sale	$224	$139,183	$-	$139,407
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	-	-	3,894	3,894
Other real estate owned	-	-	400	400

Changes in Level 3 assets measured at fair value are as follows:

(in thousands)	Securities available-for- sale	Collateral dependent impaired Loans	Other real estate owned	Level 3 assets at fair value
Balance, December 31, 2010	$-	$4,768	$557	$5,325
Gains and losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Principal pay-downs of securities, net of accretion	-	-	-	-
Write-down of other real estate owned			(157)	(157)
Transfers in and/or out of Level 3	-	(874)	-	(874)
Balance, June 30, 2011	$-	$3,894	$400	$4,294
Amount of total gains or losses for the period
attributable to the change in unrealized gains or losses
Relating to assets still held at the reporting date	$-	$-	$-	$-

Carrying values and estimated fair values of financial instruments are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets
Cash and due from banks	$43,944	$43,944	$26,908	$26,908
Interest bearing time deposits with other banks	-	-	5,000	5,000
Securities available-for-sale	139,407	139,407	147,422	147,422
Security held-to-maturity	53	54	56	58
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	146	147	1,184	1,193
Loans receivable net	364,854	364,992	352,449	351,628
Accrued interest receivable	2,086	2,086	2,132	2,132
Financial Liabilities
Demand (non-interest-bearing)	78,985	78,985	71,565	71,565
Demand (interest-bearing)	63,651	63,651	63,258	63,258
Money market	113,316	113,316	77,089	77,089
Savings and other	93,341	93,341	93,324	93,324
Certificates of deposit	109,736	109,750	125,053	125,172
Deposits	459,029	459,043	430,289	430,408
FHLBB advances	55,460	60,341	72,812	78,317
Repurchase agreements	12,359	12,359	13,190	13,190
Accrued interest payable	307	307	435	435

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2010 Annual Report on Form 10-K for the period ended December 31, 2010 describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses are included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of this Quarterly Report.

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2011 and 2010

Overview

Net income available to common shareholders was $766,000, or $0.45 per common share, for its second quarter ended June 30, 2011 (second quarter 2011), compared with $828,000, or $0.49 per common share, for the first quarter ended March 31, 2011 (first quarter 2011), and $763,000, or $0.45 per common share, for the second quarter ended June 30, 2010 (second quarter 2010).

Net income available to common shareholders for second quarter 2011 and 2010 is net of preferred stock dividends and accretion of $116,000 and $115,000, respectively.

•	Earnings per common share decreased $0.04, or 8.2%, to $0.45 versus first quarter 2011, and were unchanged versus second quarter 2010.

•	Tax equivalent net interest income increased $110,000, or 2.3%, versus first quarter 2011, and increased $290,000, or 6.3%, versus second quarter 2010.

•
Provision for loan losses was $350,000, versus $330,000 for first quarter 2011 and $260,000 for second quarter 2010. Net loan charge-offs were $349,000, versus $272,000 for first quarter 2011 and $141,000 for second quarter 2010.

•	Non-interest income decreased $171,000, or 12.2%, versus first quarter 2011 and was relatively unchanged versus second quarter 2010.

•	Non-interest expense increased $8,000, or 0.2%, versus first quarter 2011 and $187,000, or 4.4%, versus second quarter 2010.

•
Non-performing assets increased $3.3 million to $15.0 million, or 2.55% of total assets, versus first quarter 2011 and $3.5 million versus second quarter 2010. Loans receivable 30 days or more past due decreased $3.4 million to $8.7 million, or 2.4% of gross loans, versus first quarter 2011 and increased $613,000 versus second quarter 2010.

Net Interest Income

Tax equivalent net interest income increased $290,000, or 6.3%, to $4.9 million for second quarter 2011 as compared with second quarter 2010, and the net interest margin increased 15 basis points to 3.56% from 3.41%, for the respective periods.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Loans (a)	$368,420	$338,175	$4,695	$4,601	5.10%	5.44%
Securities (c)(d)	138,950	166,413	1,544	1,852	4.44	4.45
FHLBB stock	6,032	6,032	6	-	0.42	-
Short term funds (b)	35,111	27,339	33	38	0.38	0.56
Total earning assets	548,513	537,959	6,278	6,491	4.58	4.83
Other assets	34,074	32,319
Total assets	$582,587	$570,278
Interest-bearing demand deposits	$62,468	$54,397	107	153	0.68	1.13
Money market accounts	108,975	75,002	159	105	0.58	0.56
Savings and other	96,739	89,168	97	142	0.40	0.64
Certificates of deposit	112,932	140,311	466	726	1.66	2.07
Total interest-bearing deposits	381,114	358,878	829	1,126	0.87	1.26
Repurchase agreements	9,466	9,730	12	19	0.50	0.78
FHLBB advances	55,605	75,087	562	761	4.00	4.01
Total interest-bearing liabilities	446,185	443,695	1,403	1,906	1.26	1.72
Demand deposits	75,703	68,907
Other liabilities	3,734	3,662
Shareholders’ equity	56,965	54,014
Total liabilities & shareholders’ equity	$582,587	$570,278
Net interest income			$4,875	$4,585
Spread on interest-bearing funds					3.32	3.11
Net interest margin (e)					3.56	3.41
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $259,000 and $260,000, respectively for 2011 and 2010 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2011 versus 2010
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$398	$(304)	$94
Securities	(305)	(3)	(308)
FHLBB stock	-	6	6
Short term funds	9	(14)	(5)
Total	102	(315)	(213)
Interest-bearing liabilities
Deposits	(50)	(247)	(297)
Repurchase agreements	-	(7)	(7)
FHLBB advances	(197)	(2)	(199)
Total	(247)	(256)	(503)
Net change in net interest income	$349	$(59)	$290

Interest Income

Tax equivalent interest income decreased $213,000, or 3.3%, to $6.3 million for second quarter 2011 as compared with second quarter 2010.  Loan income increased $94,000, or 2.0%, primarily due to a $30.2 million, or 8.9%, increase in average loans offset by a 34 basis points decline in the average loan yield.

Tax equivalent securities income decreased $308,000, or 16.6%, for second quarter 2011 as compared with second quarter 2010, as a result of a $27.5 million, or 16.5%, decrease in average volume and a 1 basis points decline in the average yield. The decline in volume resulted from the redeployment of some of the cash flows from securities maturities, principal payments and calls, into new loans. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities.

Income from short term funds decreased $5,000 for second quarter 2011 as compared with second quarter 2010 as a result of an 18 basis points decline in the average yield offset in part by a $7.8 million increase in the average balance.

Interest Expense

Interest expense decreased $503,000, or 26.4%, to $1.4 million for second quarter 2011 as compared with second quarter 2010.

Interest on deposit accounts and retail repurchase agreements decreased $304,000, or 26.6%, as a result of a lower average rate, down 39 basis points to 0.86%, offset in part by a $21.9 million, or 6.0%, increase in the average balance. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $199,000 as a result of lower average borrowings, down $19.5 million, and average borrowing rate, down 1 basis point as compared with second quarter 2010. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $350,000 for second quarter 2011, compared with $260,000 for second quarter 2010. Net loan charge-offs were $349,000 and $141,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months		Six months
Periods ended June 30, (dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$3,978	$3,649	$3,920	$3,473
Provision (benefit) or loan losses	350	260	680	440
Charge-offs
Real estate mortgages	(116)	(135)	(375)	(135)
Commercial & industrial	(89)	-	(89)	-
Consumer	(159)	(14)	(179)	(24)
Total charge-offs	(364)	(149)	(643)	(159)
Recoveries
Real estate mortgages	2	-	3	-
Commercial & industrial	-	-	-	-
Consumer	13	8	19	14
Total recoveries	15	8	22	14
Net (charge-offs) recoveries	(349)	(141)	(621)	(145)
Balance, end of period	$3,979	$3,768	$3,979	$3,768
Loans receivable, gross			$367,894	$345,205
Non-performing loans			14,563	11,520
Accruing loans past due 30-89 days			1,482	830
Ratio of allowance for loan losses:
to loans receivable, gross			1.08%	1.09%
to non-performing loans			27.31	32.71
Ratio of non-performing loans to loans receivable, gross			3.96	3.33
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.40	0.24

Reserve coverage at June 30, 2011, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.08%, as compared with 1.09% at March 31, 2011, 1.10% at December 31, 2010 and 1.09% a year ago at June 30, 2010. During the first six months of 2011 non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $3.0 million to $14.6 million, or 3.96% of gross loans receivable, while accruing loans past due 30-89 days increased $652,000 to $1.5 million, or 0.40% of gross loans receivable. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Loan Balance	Allowance	Loan Balance	Allowance
Performing loans	$335,708	$2,386	$332,240	$2,500
Potential problem loans	9,261	350	5,744	169
Collectively evaluated	344,969	2,736	337,984	2,669
Performing loans	540	46	-	-
Potential problem loans	5,893	462	2,188	330
Impaired loans	16,492	490	15,375	785
Individually evaluated	22,925	998	17,563	1,115
Unallocated allowance	-	245	-	136
Totals	$367,894	$3,979	$355,547	$3,920

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

Impaired loans and certain potential problem loans, where warranted, are individually evaluated for impairment. Impairment is measured for each individual loan, or for a borrower’s aggregate loan exposure, using either the fair value of the collateral if the loan is collateral dependent or the present value of expected future cash flows discounted at the loan’s effective interest rate. An allowance is established when the collateral value or discounted cash flows of the loan is lower than the carrying value of that loan.

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended June 30, 2011.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2011.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the bank is examined annually on a rotational process by one of its two primary regulatory agencies, the FDIC and CTDOB. As an integral part of their examination process, the FDIC and CTDOB review the Bank's credit risk ratings and allowance for loan losses. The Bank was examined by the CTDOB April 2010 and by the FDIC in May 2011.

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Trust and wealth advisory fees	$596	$491	$105	21.38%
Service charges and fees	522	499	23	4.61
Gains on sales of mortgage loans, net	59	122	(63)	(51.64)
Mortgage servicing, net	(5)	27	(32)	(118.52)
Gains on securities, net	-	1	(1)	(100.00)
Other	58	89	(31)	(34.83)
Total non-interest income	$1,230	$1,229	$1	(0.08)%

Non-interest income for second quarter 2011 decreased $171,000 versus first quarter 2011 and was substantially unchanged versus second quarter 2010. Trust and Wealth Advisory revenues decreased $71,000 versus first quarter 2011 and increased $105,000 versus second quarter 2010. First quarter 2011 included seasonal revenue related to annual income tax filings. The year-over-year revenue increase results from both growth in managed assets and higher asset valuations. Service charges and fees increased $23,000 versus first quarter 2011 and $23,000 versus second quarter 2010. Income from sales and servicing of mortgage loans decreased $111,000 versus first quarter 2011 and $95,000 versus second quarter 2010, due to a drop in fixed rate residential mortgage loan sales and a $16,000 mortgage servicing valuation impairment charge. Mortgage loans sales totaled $2.4 million for second quarter 2011, $6.1 million for first quarter 2011 and $5.2 million for second quarter 2010. The surge in residential mortgage loan refinancing precipitated by the decline in mortgage lending rates to historically low levels in mid-2010 has diminished. Gains on securities represent the accretion of discounts on called securities. Other income for second quarter 2010 included a gain from the sale of real estate.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Salaries	$1,657	$1,668	$(11)	(0.66)%
Employee benefits	650	586	64	10.92
Premises and equipment	568	495	73	14.75
Data processing	285	363	(78)	(21.49)
Professional fees	300	455	(155)	(34.07)
Collections and OREO	243	21	222	1057.14
FDIC insurance	182	182	-	-
Marketing and community contributions	92	59	33	55.93
Amortization of intangible assets	56	56	-	-
Other	399	360	39	10.83
Non-interest expense	$4,432	$4,245	$187	4.41%

Non-interest expense for second quarter 2011 increased $8,000 versus first quarter 2011 and $187,000 versus second quarter 2010. Salaries decreased $11,000 versus second quarter 2010 due to changes in staffing levels and mix. Employee benefits increased $64,000 versus second quarter 2010 due to higher health benefits expense, caused by year over year premium increases and higher staff utilization, and higher 401K Plan expense due to the implementation of a Safe Harbor Plan, offset in part by lower pension plan expense. Premises and equipment decreased $15,000 versus first quarter 2011 and increased $73,000 versus second quarter 2010. The year-over-year increase is due primarily to several facilities renovations, equipment replacement and the Sheffield branch relocation to a larger office in August 2010. Data processing decreased $92,000 versus first quarter 2011 and $78,000 versus second quarter 2010 due to a second quarter 2011 one-time vendor rebate. Professional fees increased $23,000 versus first quarter 2011 and decreased $155,000 versus second quarter 2010 due to reduced spending on audit, consulting, legal and investment management services. Collections and OREO increased $119,000 versus first quarter 2011 and $222,000 versus second quarter 2010. Second quarter 2011 included $105,000 of OREO write-downs. FDIC insurance decreased $41,000 versus first quarter 2011 and was unchanged versus second quarter 2010. Other operating expenses increased $44,000 and decreased $39,000, respectively, versus first quarter 2011 and second quarter 2010 due to increases in printing, telecommunications, consumable supplies and other administrative and operational expense categories.

Income taxes

The effective income tax rates for second quarter 2011, first quarter 2011 and second quarter 2010 were 17.18%, 18.27% and 16.38%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

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

For the six month periods ended June 30, 2011 and 2010

Overview

Net income available to common shareholders was $1,594,000, or $0.94 per common share,  for the six month period ended June 30, 2011 (year-to-date 2011) compared with $1,243,000, or $0.74 per common share, for the six month period ended June 30, 2010 (year-to-date 2010).

Net income available to common shareholders for year-to-date 2011 and year-to-date 2010 is net of preferred stock dividends and accretion of $231,000 and $230,000, respectively.

Net Interest Income

Tax equivalent net interest income increased $759,000, or 8.6%, to $9.6 million for year-to-date 2011 as compared with year-to-date 2010, and the net interest margin increased 23 basis points to 3.56% from 3.33%, for the respective periods.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Loans (a)	$365,445	$335,774	$9,360	$9,088	5.13%	5.41%
Securities (c)(d)	142,066	158,444	3,137	3,597	4.42	4.54
FHLBB stock	6,032	6,032	12	-	0.42	-
Short term funds (b)	29,463	34,006	64	84	0.45	0.49
Total earning assets	543,006	534,256	12,573	12,769	4.64	4.78
Other assets	33,756	32,590
Total assets	$576,762	$566,846
Interest-bearing demand deposits	$62,779	$51,792	223	301	0.71	1.16
Money market accounts	96,709	70,731	269	201	0.56	0.57
Savings and other	96,100	88,410	194	285	0.41	0.64
Certificates of deposit	116,788	144,602	1,014	1,538	1.75	2.13
Total interest-bearing deposits	372,376	355,535	1,700	2,325	0.92	1.31
Repurchase agreements	10,764	11,158	27	46	0.50	0.82
FHLBB advances	59,322	75,418	1,207	1,518	4.05	4.00
Total interest-bearing liabilities	442,462	442,111	2,934	3,889	1.33	1.76
Demand deposits	74,354	67,522
Other liabilities	3,864	3,726
Shareholders’ equity	56,082	53,487
Total liabilities & shareholders’ equity	$576,762	$566,846
Net interest income			$9,639	$8,880
Spread on interest-bearing funds					3.31	3.02
Net interest margin (e)					3.56	3.33
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $517,000 and $519,000, respectively for the 2011 and 2010 periods on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax equivalent interest due to volume and rate.

Six months ended June 30, (in thousands)	2011 versus 2010
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$782	$(510)	$272
Securities	(367)	(93)	(460)
FHLBB stock	-	12	12
Short term funds	(13)	(7)	(20)
Total	404	(598)	(194)
Interest-bearing liabilities
Deposits	(125)	(500)	(625)
Repurchase agreements	(1)	(18)	(19)
FHLBB advances	(326)	15	(311)
Total	(452)	(503)	(955)
Net change in net interest income	$854	$(95)	$759

Interest Income

Tax equivalent interest income decreased $196,000, or 1.5%, to $12.6 million for year-to-date 2011 compared with year-to-date 2010.  Loan income increased $272,000, or 3.0%, primarily due to a $29.7 million, or 8.8%, increase in average loans, offset by a lower average yield, down 28 basis points.

Tax equivalent securities income decreased $460,000, or 12.8%, for year-to-date 2011 compared with year-to-date 2010, as a result of a lower average yield, down 12 basis points, and a $16.4 million, or 10.3%, decrease in average securities. The decline in volume resulted from the redeployment of some of the cash flows from securities maturities, principal payments and calls, into new loans. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities.

Income from short term funds decreased $20,000 for year-to-date 2011 as compared with year-to-date 2010 as a result of a $4.5 million decrease in average balance and a 4 basis points decrease in average yield.

Interest Expense

Interest expense decreased $955,000, or 24.6%, to $2.9 million for year-to-date 2011 as compared with year-to-date 2010.

Interest on deposit accounts and retail repurchase agreements decreased $644,000, or 27.2%, as a result of a lower average rate, down 39 basis points to 0.91%, offset in part by a $16.4 million, or 4.5%, increase in the average balance. The lower average rate was due to lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $311,000 due to lower average borrowings, down $16.1 million, offset in part by a higher average borrowing rate, up 5 basis points, due to change in mix. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $680,000 for year-to-date 2011, compared with $440,000 for year-to-date 2010. Net loan charge-offs were $621,000 and $145,000, for the respective periods. The increased provision for loan losses was necessitated by the increase in net charge-offs and increases in the level of impaired and potential problem loans.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Trust and wealth advisory fees	$1,263	$1,036	$227	21.91%
Service charges and fees	1,022	952	70	7.35
Gains on sales of mortgage loans, net	192	164	28	17.07
Mortgage servicing, net	26	60	(34)	(56.67)
Gains on securities, net	11	1	10	1000.00
Other	117	146	(29)	(19.86)
Total non-interest income	$2,631	$2,359	$272	11.53

Non-interest income for year-to-date 2011 increased $272,000 versus year-to-date 2010. Trust and Wealth Advisory revenues increased $227,000 versus year-to-date 2010 due to growth in managed assets and higher asset valuations. Service charges and fees increased $70,000 versus year-to-date 2010. Income from sales mortgage loans increased $28,000 versus year-to-date 2010 due to better pricing despite slightly fixed rate residential mortgage loan sales. Mortgage loans sales totaled $8.5 million for year-to-date 2011 versus $9.6 million for year-to-date 2010. Income from mortgage loan servicing of mortgage loans decreased $34,000 versus year-to-date 2010 due to a $16,000 2011 mortgage servicing valuation impairment charge and higher mortgage rights amortization expense, despite higher servicing fees. Gains on securities represent the accretion of discounts on called securities. Other income for year-to-date 2010 included a gain from the sale of real estate.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Salaries	$3,386	$3,239	$147	4.54%
Employee benefits	1,283	1,216	67	5.51
Premises and equipment	1,151	1,011	140	13.85
Data processing	662	772	(110)	(14.25)
Professional fees	577	857	(280)	(32.67)
FDIC insurance	405	354	51	14.41
Collections and OREO	367	43	324	753.49
Marketing and community contributions	160	121	39	32.23
Amortization of intangible assets	111	111	-	-
Other	754	833	(79)	(9.48)
Non-interest expense	$8,856	$8,557	$299	3.49%

Non-interest expense for year-to-date 2011 increased $299,000 versus year-to-date 2010. Salaries increased $147,000 versus year-to-date 2010 due to changes in staffing levels and mix. Employee benefits increased $67,000 versus year-to-date 2010 due to higher health benefits expense, caused by year over year premium increases and higher staff utilization, and higher 401K Plan expense due to the implementation of a Safe Harbor Plan, offset in part by lower pension plan expense. Premises and equipment increased $140,000 versus year-to-date 2010 due primarily to several facilities renovations, equipment replacement and the Sheffield branch relocation to a larger office in August 2010. Data processing decreased $110,000 versus year-to-date 2010 mostly due to a 2011 vendor rebate. Professional fees decreased $280,000 versus year-to-date 2010 due to reduced spending on audit, consulting, legal and investment management services, and the reclassification of certain collection related legal expenses. Expenses related to collections and OREO increased $324,000 versus year-to-date 2010. Year-to-date 2011 included $163,000 of OREO write-downs, OREO carrying costs, and collection related legal and appraisal services. FDIC insurance increased $51,000 versus year-to-date 2010. Other operating expenses decreased $79,000 versus year-to-date 2010.

Income taxes

The effective income tax rate for year-to-date 2011 was 17.75%, compared with 14.56% for year-to-date 2010. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $588 million at June 30, 2011, up $13 million from December 31, 2010.  Loans receivable, net, were $365 million at June 30, 2011, up $13 million, or 3.7%, from December 31, 2010.  Non-performing assets were $15.0 million at June 30, 2011, up $4.3 million from $10.7 million at December 31, 2010. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.08%, 1.10% and 1.09%, at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Deposits were $459 million, up $29 million from $430 million at December 31, 2010.

At June 30, 2011, book value and tangible book value per common share were $29.17 and $22.68, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 8.45% and 13.93%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During year-to-date 2011, securities decreased $8 million to $145 million, and FHLBB advances decreased $17 million, while cash and cash-equivalents (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $12 million to $44 million as Salisbury increased its liquidity position in light of historically low interest rates and growth in volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider any of its securities, other than the five non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2011.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged these five securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive loss at June 30, 2011 included net unrealized holding losses, net of tax, of $199,000 that management deems as temporary impairment.

Loans

Net loans receivable increased $3.7 million during second quarter 2011 to $364.9 million at June 30, 2011, compared with $361.2 million at March 31, 2011, and increased $12.5 million for year-to-date 2011, compared with $352.4 million at December 31, 2010.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2011	December 31, 2010
Residential 1-4 family	$182,764	$173,931
Residential 5+ multifamily	3,068	2,889
Construction of residential 1-4 family	8,046	8,949
Home equity credit	33,657	34,164
Residential real estate	227,535	219,933
Commercial	79,976	75,495
Construction of commercial	4,502	7,312
Commercial real estate	84,478	82,807
Farm land	5,767	5,690
Vacant land	12,687	12,979
Real estate secured	330,467	321,409
Commercial and industrial	30,060	25,123
Municipal	2,768	4,338
Consumer	4,599	4,677
Loans receivable, gross	367,894	355,547
Deferred loan origination fees and costs, net	939	822
Allowance for loan losses	(3,979)	(3,920)
Loans receivable, net	$364,854	$352,449
Loans held-for-sale
Residential 1-4 family	$146	$1,184

Loan Credit Quality

The persistent weakness in the local and regional economies has continued to adversely impact the credit quality of Salisbury’s loans receivable. Total impaired and potential problem loans increased $1.9 million during second quarter 2011 to $31.6 million, or 8.6% of gross loans receivable at June 30, 2011, from $29.7 million, or 8.1% of gross loans receivable at March 31, 2011, and increased $8.3 million for year-to-date 2011 from $23.3 million, or 6.6% of gross loans receivable at December 31, 2010.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Pass	$303,151	$292,815
Special mention	33,097	39,415
Performing loans	336,248	332,230
Substandard	15,154	7,932
Doubtful	-	10
Potential problem loans	15,154	7,942
Pass
Troubled debt restructured loans, accruing	269	-
Substandard
Troubled debt restructured loans, accruing	1,661	5,330
Troubled debt restructured loans, non-accrual	7,691	4,254
All other non-accrual loans	6,871	5,791
Impaired loans	16,492	15,375
Loans receivable, gross	$367,894	$355,547

Changes in impaired and potential problem loans are as follows:

	Three months ended June 30, 2011				Six months ended June 30, 2011
	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-accrual	Accruing	problem loans	Total	Non-accrual	Accruing	problem loans	Total
Loans placed on non-accrual status	$4,539	$(2,960)	$(1,035)	$544	$5,892	$(2,960)	$(2,268)	$664
Loan risk rating downgrades to substandard	-	-	3,632	3,632	-	-	10,763	10,763
Loan risk rating upgrades from substandard	-	-	(923)	(923)	-	-	(1,008)	(1,008)
Loan repayments	(355)	(15)	(140)	(510)	(456)	(22)	(266)	(744)
Loan charge-offs	(346)	-	-	(346)	(606)	-	-	(606)
Loans no longer classified as troubled debt restructurings	-	(417)	-	(417)	-	(417)	-	(417)
Real estate acquired in settlement of loans	-	-	-	-	(314)	-	-	(314)
Increase (decrease) in loans	$3,837	$(3,392)	$1,534	$1,979	$4,516	$(3,399)	$7,221	$8,338

During second quarter 2011 Salisbury downgraded the risk ratings of $3.6 million of loans to substandard, placed $4.5 million of loans on non-accrual status as a result of deteriorated payment and financial performance, charged-off $346,000 of losses resulting from collateral deficiencies. Loans placed on non-accrual status include a single $3 million construction loan for a completed residential property that is being actively marketed. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance, loan repayments and a loan restructured in 2010 whose designation as troubled debt restructured was removed due to satisfactory performance.

During the first six months of 2011 Salisbury downgraded the risk ratings of $10.8 million of loans to substandard, placed $5.9 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $606,000 of losses primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance, loan repayments, real estate acquired in settlement of a loan and a loan restructured in 2010 whose designation as troubled debt restructured was removed due to satisfactory performance.

Salisbury has cooperative relationships with the vast majority of its non-performing loan customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. Salisbury pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When all attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, Salisbury will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•
Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.

•
Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.

•
Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.

•
Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.

•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and that are not classified as impaired.

Credit Risk Ratings

Salisbury assigns credit risk ratings to loans receivable in order to manage credit risk and to determine the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. Salisbury’s rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are ratings (special mention, substandard, doubtful and loss) defined by the bank’s regulatory agencies, the FDIC and CTDOB. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

•
Loans risk rated as "special mention" possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

•
Loans risk rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity.  These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

•
Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.

•
Loans risk rated as "loss" are considered uncollectible and of such little value, that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio and risk ratings are examined annually on a rotating basis by its two primary regulatory agencies, the FDIC and CTDOB.

Impaired Loans

Impaired loans increased $445,000 during second quarter 2011 to $16.5 million, or 4.48% of gross loans receivable at June 30, 2011, from $16.0 million, or 4.40% of gross loans receivable at March 31, 2011, and increased $1.1 million for year-to-date 2011 from $15.4 million, or 4.32% of gross loans receivable at December 31, 2010. The components of impaired loans are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Troubled debt restructurings, accruing	$1,930	$5,330
Troubled debt restructuring, non-accrual	7,691	4,254
All other non-accrual loans	6,871	5,791
Impaired loans	$16,492	$15,375

Non-Performing Assets

Non-performing assets increased $3.3 million during second quarter 2011 to $15.0 million, or 2.55% of assets at June 30, 2011, from $11.7 million, or 2.04% of assets at March 31, 2011, and increased $1.1 million for year-to-date 2011 from $10.8 million, or 1.87% of assets at December 31, 2010.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Residential 1-4 family	$3,328	$2,534
Construction of residential 1-4 family	2,960	-
Home equity credit	200	362
Commercial	3,134	2,923
Vacant land	3,933	4,018
Real estate secured	13,555	9,837
Commercial and industrial	1,008	208
Consumer	-	-
Total non-accruing loans	14,563	10,045
Accruing loans past due 90 days and over	-	96
Total non-performing loans	14,563	10,141
Real estate acquired in settlement of loans	452	610
Total non-performing assets	$15,015	$10,751

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2011	December 31, 2010
Current	$6,410	$2,931
Past due 001-029 days	667	219
Past due 030-059 days	177	541
Past due 060-089 days	925	1,050
Past due 090-179 days	1,038	683
Past due 180 days and over	5,346	4,717
Total non-performing loans	$14,563	$10,141

At June 30, 2011, 44.0% of non-accrual loans were current with respect to loan payments, compared with 20.4% at March 31, 2011 and 28.9% at December 31, 2010. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $654,000 during second quarter 2011 to $9.6 million, or 2.62% of gross loans receivable at June 30, 2011, from $9.0 million, or 2.46% of gross loans receivable at March 31, 2011, and increased $37,000 for year-to-date 2011 from $9.6 million, or 2.70% of gross loans receivable at December 31, 2010. The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Residential 1-4 family	$-	$3,377
Commercial	1,660	1,677
Real estate secured	1,660	5,054
Commercial and industrial	270	276
Accruing troubled debt restructured loans	1,930	5,330
Residential 1-4 family	4,383	552
Commercial	2,444	2,923
Vacant land	536	621
Real estate secured	7,363	4,096
Commercial and industrial	328	158
Non-accrual troubled debt restructured loans	7,691	4,254
Troubled debt restructured loans	$9,621	$9,584

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2011	December 31, 2010
Current	$1,531	$4,798
Past due 001-029 days	399	375
Past due 030-059 days	-	157
Accruing troubled debt restructured loans	1,930	5,330
Current	5,966	2,585
Past due 001-029 days	667	169
Past due 030-059 days	177	378
Past due 060-089 days	536	-
Past due 090-179 days	345	346
Past due 180 days and over	-	776
Non-accrual troubled debt restructured loans	7,691	4,254
Total troubled debt restructured loans	$9,621	$9,584

At June 30, 2011, 77.9% of troubled debt restructured loans were current with respect to loan payments, as compared with 69.8% at March 31, 2011 and 77.0% at December 31, 2010.

Past Due Loans

Loans past due 30 days or more decreased $3.3 million during second quarter 2011 to $8.7 million, or 2.36% of gross loans receivable at June 30, 2011, compared with $12.0 million, or 3.31% of gross loans receivable at March 31, 2011, and have decreased $0.2 million for year-to-date 2011, compared with $8.9 million, or 2.51% of gross loans receivable at December 31, 2010.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Past due 030-059 days	$999	$1,188
Past due 060-089 days	204	730
Past due 090-179 days	-	96
Accruing loans	1,203	2,014
Past due 030-059 days	177	541
Past due 060-089 days	925	1,050
Past due 090-179 days	1,038	587
Past due 180 days and over	5,346	4,716
Non-accrual loans	7,486	6,894
Total loans past due 30 days or greater	$8,689	$8,908

Potential Problem Loans

Potential problem loans increased $1.5 million during second quarter 2011 to $15.2 million, or 4.12% of gross loans receivable at June 30, 2011, compared with $13.6 million, or 3.74% of gross loans receivable at March 31, 2011, and increased $7.3 million for year-to-date 2011, compared with $7.9 million, or 2.23% of gross loans receivable at December 31, 2010.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Residential 1-4 family	$3,580	$2,483
Residential 5+ multifamily	-	89
Construction of residential 1-4 family	-	75
Home equity credit	1,033	817
Residential real estate	4,613	3,464
Commercial	8,184	2,327
Construction of commercial	471	47
Commercial real estate	8,654	2,374
Farm land	849	881
Vacant land	257	249
Real estate secured	14,373	6,968
Commercial and industrial	708	897
Consumer	73	67
Potential problem loans	$15,154	$7,932

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2011	December 31, 2010
Current	$12,450	$5,757
Past due 001-029 days	2,505	1,233
Past due 030-059 days	199	357
Past due 060-089 days	-	534
Past due 090-179 days	-	51
Total potential problem loans	$15,154	$7,932

At June 30, 2011, 82.2% of potential problem loans were current with respect to loan payments, as compared with 84.4% at March 31, 2011 and 72.6% at December 31, 2010.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $6.6 million during second quarter 2011 to $459.0 million at June 30, 2011, compared with $452.4 million at March 31, 2011, and increased $28.7 million for year-to-date 2011 compared with $430.3 million at December 31, 2010. Retail repurchase agreements increased $4.2 million during second quarter 2011 to $12.4 million at June 30, 2011, compared with $8.2 million at March 31, 2011, and decreased $0.8 million for year-to-date 2011 compared with $13.2 million at December 31, 2010.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during second quarter 2011 to $55.5 million at June 30, 2011, compared with $55.9 million at March 31, 2011, and decreased $17.3 million for year-to-date 2011 compared with $72.8 million at December 31, 2010. The decreases were due to amortizing advance payments and to advance maturities that were not renewed.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At June 30, 2011, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 27.7%, down from 28.4% at December 31, 2010. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2011 provided net cash of $4.6 million.  Investing activities provided net cash of $3.0 million, principally from $31.5 million in securities repayments, maturities and calls, offset by funding of $13.0 million of net loan advances and $15.0 million of securities purchases. Financing activities provided net cash of $9.3 million, principally for $28.7 million net increase in deposits, offset in part by $17.4 million of scheduled FHLB advance repayments, an $831,000 decrease in repurchase agreements and $1.2 million of cash dividends.

At June 30, 2011, Salisbury had outstanding commitments to fund new loan originations of $4.0 million and unused lines of credit of $55.5 million. Salisbury believes that these commitments can be met in the normal course of business.  Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $58.1 million at June 30, 2011, up $3.1 million from December 31, 2010. Book value and tangible book value per common share were $29.17 and $22.68, respectively, compared with $27.37 and $20.81, respectively, at December 31, 2010. Contributing to the increase in shareholders’ equity for year-to-date 2011 was net income of $1,825,000, other comprehensive income of $2,405,000 and the issuance of common stock for director fees of $28,000, less common and preferred stock dividends of $945,000 and $220,000, respectively. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $2,383,000 and pension plan income, net of tax, of $22,000.

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

	Well	June 30, 2011		December 31, 2010
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	13.93%	11.19%	13.91%	11.11%
Tier 1 Capital (to risk-weighted assets)	6.00	12.85	10.12	12.84	10.06
Tier 1 Capital (to average assets)	5.00	8.45	6.79	8.39	6.72

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

Dividends

During the six month period ended June 30, 2011 Salisbury paid $220,000 in preferred stock dividends to the U.S. Treasury’s TARP CPP, and $945,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 26, 2011 to shareholders of record on August 12, 2011. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Further restrictions on cash dividends are imposed on Salisbury because of Salisbury’s participation in the CPP. The terms upon which the preferred stock was issued to the Treasury preclude the payment of any common stock cash dividends if Salisbury is not paying the preferred stock dividend.  Additionally, the common stock dividend may not be increased without prior approval from the Treasury for the second three years Salisbury is a CPP participant unless all CPP preferred shares are redeemed or transferred to third parties.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s June 30, 2011 analysis, three of the simulations incorporate management’s growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2011 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 150 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 100 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 400 basis points for short term rates to 185 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2011 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2011:

As of June 30, 2011	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(12.62)%	(11.00)%
Immediately falling interest rates (management’s growth assumptions)	0.40	(1.57)
Gradually rising interest rates (management’s growth assumptions)	(0.25)	(2.91)

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

While the ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the re-pricing, maturity and prepayment characteristics of financial instruments and the composition of Salisbury’s balance sheet may change to a different degree than estimated. Simulation modeling assumes Salisbury’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

As of June 30, 2011 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(257)	$(500)
U.S. Government agency notes	(560)	(1,301)
Municipal bonds	(3,781)	(7,522)
Mortgage backed securities	(1,019)	(2,232)
Collateralized mortgage obligations	(370)	(837)
SBA pools	(14)	(26)
Total available-for-sale debt securities	$(6,001)	$(12,418)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

July 29, 2011	by /s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
Chief Executive Officer

July 29, 2011	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer