Form 10-Q
period 2011-09-30
SALISBURY BANCORP INC
filed 2011-11-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes              X              No
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
Yes [  ] No [X]
The number of shares of Common Stock outstanding as of November 1, 2011, is 1,688,731.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

in thousands (except share data)	September 30, 2011 Unaudited	December 31, 2010
ASSETS
Cash and due from banks	$6,019	$6,694
Interest bearing demand deposits with other banks	59,498	20,214
Total cash and cash equivalents	65,517	26,908
Interest bearing time deposits with other banks	-	5,000
Securities
Available-for-sale at fair value	151,078	147,422
Held-to-maturity at amortized cost (fair value: $54 and $58)	52	56
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	1,057	1,184
Loans receivable, net (allowance for loan losses: $4,027 and $3,920)	362,879	352,449
Investment in real estate	75	75
Other real estate owned	37	610
Bank premises and equipment, net	12,126	12,190
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,468 and $1,301)	1,075	1,242
Accrued interest receivable	2,042	2,132
Cash surrender value of life insurance policies	3,974	3,854
Deferred taxes	472	2,540
Other assets	2,713	3,947
Total Assets	$618,958	$575,470
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$82,425	$71,565
Demand (interest bearing)	71,303	63,258
Money market	122,184	77,089
Savings and other	97,405	93,324
Certificates of deposit	105,274	125,053
Total deposits	478,591	430,289
Repurchase agreements	14,787	13,190
Federal Home Loan Bank of Boston advances	55,033	72,812
Accrued interest and other liabilities	3,160	4,163
Total Liabilities	551,571	520,454
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B) and 8,816 (Series A);
Liquidation preference: $1,000 per share	16,000	8,738
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,688,731 and 1,687,661	169	168
Common stock warrants outstanding	112	112
Paid-in capital	13,227	13,200
Retained earnings	37,553	36,567
Accumulated other comprehensive loss, net	326	(3,769)
Total Shareholders' Equity	67,387	55,016
Total Liabilities and Shareholders' Equity	$618,958	$575,470

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
Periods ended September 30, (in thousands except per share amounts) unaudited	2011	2010	2011	2010
Interest and dividend income
Interest and fees on loans	$4,630	$4,693	$13,989	$13,780
Interest on debt securities
Taxable	743	913	2,268	2,872
Tax exempt	553	558	1,661	1,678
Other interest and dividends	30	42	96	126
Total interest and dividend income	5,956	6,206	18,014	18,456
Interest expense
Deposits	748	1,061	2,449	3,385
Repurchase agreements	19	25	46	71
Federal Home Loan Bank of Boston advances	565	765	1,772	2,283
Total interest expense	1,332	1,851	4,267	5,739
Net interest income	4,624	4,355	13,747	12,717
Provision for loan losses	180	180	860	620
Net interest and dividend income after provision for loan losses	4,444	4,175	12,887	12,097
Non-interest income
Trust and wealth advisory	599	471	1,861	1,507
Service charges and fees	534	528	1,555	1,480
Gains on sales of mortgage loans, net	178	278	370	443
Mortgage servicing, net	(35)	(33)	(8)	27
Gains on securities, net	-	16	11	16
Other	58	62	176	208
Total non-interest income	1,334	1,322	3,965	3,681
Non-interest expense
Salaries	1,816	1,750	5,202	4,989
Employee benefits	636	522	1,919	1,737
Premises and equipment	582	559	1,733	1,570
Data processing	366	308	1,028	1,080
Professional fees	307	393	887	1,248
Collections and OREO	152	12	519	63
FDIC insurance	137	195	541	549
Marketing and community support	85	79	245	200
Amortization of intangibles	56	56	167	167
Other	398	440	1,149	1,268
Total non-interest expense	4,535	4,314	13,390	12,871
Income before income taxes	1,243	1,183	3,462	2,907
Income tax provision	204	236	598	487
Net income	$1,039	$947	$2,864	$2,420
Net income available to common shareholders	$865	$832	$2,459	$2,073

Basic and diluted earnings per share	$0.51	$0.49	$1.46	$1.23
Common dividends per share	0.28	0.28	0.84	0.84

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock						Accumulated other comp-	Total
(dollars in thousands) unaudited	Shares	Amount	Preferred Stock	Warrants	Paid-in capital	Retained earnings	rehensive income (loss)	share- holders' equity
Balances at December 31, 2009	1,686,701	$168	$8,717	$112	$13,177	$35,259	$(5,078)	$52,355
Net income for period	-	-	-	-	-	2,420	-	2,420
Other comprehensive income, net of tax	-	-	-	-	-	-	4,380	4,380
Total comprehensive income								6,800
Amortization (accretion) of preferred stock	-	-	16	-	-	(16)	-	-
Common stock dividends paid	-	-	-	-	-	(1,417)	-	(1,417)
Preferred stock dividends paid	-	-	-	-	-	(331)	-	(331)
Issuance of common stock for director fees	960	-	-	-	23	-	-	23
Balances at September 30, 2010	1,687,661	$168	$8,733	$112	$13,200	$35,915	$(698)	$57,430

Balances at December 31, 2010	1,687,661	$168	$8,738	$112	$13,200	$36,567	$(3,769)	$55,016
Net income for period	-	-	-	-	-	2,864	-	2,864
Other comprehensive income, net of tax	-	-	-	-	-	-	4,095	4,095
Total comprehensive income								6,959
Amortization (accretion) of preferred stock	-	-	78	-	-	(78)	-	-
Issuance of Series B preferred stock	-	-	16,000	-	-	-	-	16,000
Redemption of Series A preferred stock	-	-	(8,816)	-	-	-	-	(8,816)
Common stock dividends paid	-	-	-	-	-	(1,418)	-	(1,418)
Preferred stock dividends paid	-	-	-	-	-	(382)	-	(382)
Issuance of common stock for director fees	1,070	1	-	-	27	-	-	28
Balances September 30, 2011	1,688,731	$169	$16,000	$112	$13,227	$37,553	$326	$67,387

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, (in thousands) unaudited	2011	2010
Operating Activities
Net income	$2,864	$2,420
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	222	408
Bank premises and equipment	631	632
Core deposit intangible	167	167
Mortgage servicing rights	165	118
Fair value adjustment on loans	33	33
Gain of calls of securities available-for-sale	(11)	(16)
Write down of other real estate owned	231	-
Provision for loan losses	860	620
Decrease (increase) in loans held-for-sale	127	(1,518)
Increase in deferred loan origination fees and costs, net	(122)	(157)
Mortgage servicing rights originated	(180)	(226)
Increase in mortgage servicing rights impairment reserve	80	51
Decrease in interest receivable	90	188
Deferred tax benefit	(41)	(23)
Decrease in prepaid expenses	371	529
Increase in cash surrender value of life insurance policies	(120)	(127)
Decrease (increase) in income tax receivable	728	(291)
Decrease in other assets	9	103
(Decrease) increase in accrued expenses	(235)	202
Decrease in interest payable	(152)	(73)
Decrease in other liabilities	(607)	(169)
Issuance of shares for directors’ fee	28	23
Net cash provided by operating activities	5,138	2,894
Investing Activities
Proceeds from maturities of interest-bearing time deposits	5,000	-
Purchases of securities available-for-sale	(35,729)	(42,987)
Proceeds from calls of securities available-for-sale	27,560	20,734
Proceeds from maturities of securities available-for-sale	10,457	23,115
Proceeds from maturities of securities held-to-maturity	4	4
Loan originations and principle collections, net	(11,569)	(13,373)
Recoveries of loans previously charged-off	55	21
Proceeds from sale of other real estate owned	655	-
Capital expenditures	(504)	(2,005)
Net cash (utilized) by investing activities	(4,071)	(14,491)
Financing Activities
Increase in deposit transaction accounts, net	68,081	36,879
Decrease in time deposits, net	(19,779)	(23,561)
Increase in securities sold under agreements to repurchase, net	1,596	4,918
Principal payments on Federal Home Loan Bank of Boston advances	(17,779)	(1,832)
Redemption of Series A preferred stock	(8,816)	-
Proceeds from issuance of Series B preferred stock	16,000	-
Common stock dividends paid	(1,418)	(1,417)
Preferred stock dividends paid	(343)	(331)
Net cash provided by financing activities	37,542	14,656
Net increase in cash and cash equivalents	38,609	3,059
Cash and cash equivalents, beginning of period	26,908	43,298
Cash and cash equivalents, end of period	$65,517	$46,357
Cash paid during period
Interest	$4,419	$5,815
Income taxes	(89)	173
Non-cash transfers
Transfer from loans to other real estate owned	314	-

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2010 Annual Report on Form 10-K for the period ended December 31, 2010.

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

Impact of New Accounting Pronouncements Issued

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and were applied retrospectively to the beginning of the annual 2011 period.  The adoption of ASU 2011-02 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
September 30, 2011
Available-for-sale
U.S. Treasury notes	$5,000	$562	$-	$5,562
U.S. Government Agency notes	14,559	478	-	15,037
Municipal bonds	50,857	1,019	(1,280)	50,596
Mortgage backed securities
U.S. Government Agencies	50,098	1,266	(7)	51,357
Collateralized mortgage obligations
U.S. Government Agencies	7,562	60	-	7,622
Non-agency	15,785	337	(440)	15,682
SBA bonds	3,857	89	-	3,946
Corporate bonds	1,097	15	-	1,112
Preferred Stock	20	144	-	164
Total securities available-for-sale	$148,835	$3,970	$(1,727)	$151,078
Held-to-maturity
Mortgage backed security	$52	$2	$-	$54
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
December 31, 2010
Available-for-sale
U.S. Treasury notes	$4,999	$197	$-	$5,196
U.S. Government Agency notes	41,590	380	(92)	41,878
Municipal bonds	51,330	139	(5,371)	46,098
Mortgage backed securities
U.S. Government Agencies	19,190	566	(20)	19,736
Collateralized mortgage obligations
U.S. Government Agencies	9,283	29	(1)	9,311
Non-agency	19,002	714	(599)	19,117
SBA bonds	4,831	70	-	4,901
Corporate bonds	1,089	41	-	1,130
Preferred Stock	20	35	-	55
Total securities available-for-sale	$151,334	$2,171	$(6,083)	$147,422
Held-to-maturity
Mortgage backed security	$56	$2	$-	$58
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$-	$-	$6,032
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the nine month periods ended September 30, 2011 and 2010.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2011
Available-for-sale
U.S. Government Agency notes	$-	$-	$-	$-	$-	$-
Municipal Bonds	1,557	41	9,814	1,239	11,371	1,280
Mortgage backed securities	36	1	5,196	6	5,232	7
Collateralized mortgage obligations
U.S. Government Agencies	-	-	-	-	-	-
Non-agency	1,752	78	1,904	190	3,656	268
Total temporarily impaired securities	3,345	120	16,914	1,435	20,259	1,555
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	3,586	110	713	62	4,299	172
Total temporarily impaired and other-than-
temporarily impaired securities	$6,931	$230	$17,627	$1,497	$24,558	$1,727

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2011.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these securities to be OTTI at September 30, 2011.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Salisbury performed credit underwriting reviews of certain issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess their default risk. For all completed reviews pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities.  Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity.  Management does not consider these securities to be OTTI at September 30, 2011.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2011 to assess whether any of the securities were OTTI. Salisbury uses third party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2011	2010
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	-	-
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB announced the resumption of modest quarterly cash dividends to its members through 2011 and on June 27, 2011 the FHLBB announced that its excess stock pool will be discontinued effective June 28, 2011, and designating December 28, 2011, as the required stock purchase date. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2011. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2011	December 31, 2010
Residential 1-4 family	$180,215	$173,931
Residential 5+ multifamily	2,798	2,889
Construction of residential 1-4 family	8,065	8,949
Home equity credit	34,632	34,164
Residential real estate	225,710	219,933
Commercial	81,458	75,495
Construction of commercial	5,802	7,312
Commercial real estate	87,260	82,807
Farm land	5,719	5,690
Vacant land	12,685	12,979
Real estate secured	331,374	321,409
Commercial and industrial	27,460	25,123
Municipal	2,549	4,338
Consumer	4,578	4,677
Loans receivable, gross	365,961	355,547
Deferred loan origination fees and costs, net	945	822
Allowance for loan losses	(4,027)	(3,920)
Loans receivable, net	$362,879	$352,449
Loans held-for-sale
Residential 1-4 family	$1,057	$1,184

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate secured loans located principally in northwestern Connecticut and adjacent New York and Massachusetts towns, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability of single family residential mortgage loan and consumer loan borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

Credit Quality
The composition of loans receivable by credit risk rating is as follows:

September 30, 2011 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$161,987	$12,556	$5,672	$-	$-	$180,215
Residential 5+ multifamily	2,272	526	-	-	-	2,798
Construction of residential 1-4 family	3,932	415	3,718	-	-	8,065
Home equity credit	31,850	1,502	1,280	-	-	34,632
Residential real estate	200,041	14,999	10,670	-	-	225,710
Commercial	63,923	5,252	12,283	-	-	81,458
Construction of commercial	5,136	195	471	-	-	5,802
Commercial real estate	69,059	5,447	12,754	-	-	87,260
Farm land	3,105	1,774	840	-	-	5,719
Vacant land	7,686	888	4,111	-	-	12,685
Real estate secured	279,891	23,108	28,375	-	-	331,374
Commercial and industrial	19,551	6,320	1,589	-	-	27,460
Municipal	2,549	-	-	-	-	2,549
Consumer	4,314	199	65	-	-	4,578
Loans receivable, gross	$306,305	$29,627	$30,029	$-	$-	$365,961

Credit quality segments of loans receivable by credit risk rating are as follows:

September 30, 2011 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Performing loans	$306,039	$29,460	$-	$-	$-	$335,499
Potential problem loans	-	-	14,499	-	-	14,499
Troubled debt restructurings – accruing	266	167	1,619	-	-	2,052
Troubled debt restructurings - non-accrual	-	-	7,360	-	-	7,360
Other non-accrual loans	-	-	6,551	-	-	6,551
Impaired loans	266	167	15,530	-	-	15,963
Loans receivable, gross	$306,305	$29,627	$30,029	$-	$-	$365,961

Potential problem loans are performing loans risk rated substandard that are not classified as impaired. Impaired loans are loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.

The components of impaired loans are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Troubled debt restructurings – accruing	$2,052	$5,330
Troubled debt restructurings - non-accrual	7,360	4,254
All other non-accrual loans	6,551	5,791
Impaired loans	$15,963	$15,375
Commitments to lend additional amounts to impaired borrowers	$-	$-

The composition of loans receivable delinquency status by credit risk rating is as follows:

September 30, 2011 (in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Current	$303,894	$26,668	$17,490	$-	$-	$348,052
Past due 001-029	1,606	2,386	4,769	-	-	8,761
Past due 030-059	306	364	1,323	-	-	1,993
Past due 060-089	499	209	141	-	-	849
Past due 090-179	-	-	729	-	-	729
Past due 180+	-	-	5,577	-	-	5,577
Loans receivable, gross	$306,305	$29,627	$30,029	$-	$-	$365,961

The composition of loans receivable by delinquency status is as follows:

		Past due
September 30, 2011 (in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
Residential 1-4 family	$174,697	$4,210	$382	$122	$96	$709	$1,309	$-	$5,752
Residential 5+ multifamily	2,640	-	158	-	-	-	158	-	-
Residential 1-4 family construction	7,366	-	699	-	-	-	699	-	-
Home equity credit	33,533	768	147	93	52	39	331	-	248
Residential real estate	218,236	4,978	1,386	215	148	748	2,497	-	6,000
Commercial	76,590	2,735	507	623	120	883	2,133	-	3,084
Construction of commercial	5,801	-	-	-	-	-	-	-	-
Commercial real estate	82,391	2,735	507	623	120	883	2,133	-	3,084
Farm land	5,276	443	-	-	-	-	-	-	-
Vacant land	8,600	227	-	-	461	3,397	3,858	-	3,858
Real estate secured	314,503	8,383	1,893	838	729	5,028	8,488	-	12,942
Commercial and industrial	26,626	220	65	-	-	549	614	-	969
Municipal	2,549	-	-	-	-	-	-	-	-
Consumer	4,374	158	35	11	-	-	46	-	-
Loans receivable, gross	$348,052	$8,761	$1,993	$849	$729	$5,577	$9,148	$-	$13,911

Troubled Debt Restructurings
Troubled debt restructurings occurring during the periods are as follows:

	Three month period			Nine month period
Periods ended September 30, 2011 (in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	-	$-	$-	2	$1,233	$1,260
Commercial real estate	-	-	-	1	20	55
Commercial and industrial	-	-	-	2	262	273
Troubled debt restructurings	-	$-	$-	5	$1,515	$1,588

There were no troubled debt restructurings during third quarter 2011 and five during year-to-date 2011. There were no defaults during third quarter 2011 or year-to-date 2011 of loans restructured within the past twelve months.

Allowance for Loan Losses
Changes in the allowance for loan losses are as follows:

	Three months ended September 30					Nine months ended September 30
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge -offs	Reco- veries	Ending balance
2011 Periods
Residential	$1,583	$73	$(50)	$-	$1,606	$1,504	$269	$(170)	$3	$1,606
Commercial	1,239	(145)	(30)	1	1,065	1,132	138	(206)	1	1,065
Land	271	179	(75)	-	375	392	137	(154)	-	375
Real estate	3,093	107	(155)	1	3,046	3,028	544	(530)	4	3,046
Commercial & industrial	521	(92)	-	29	458	541	(22)	(89)	29	459
Municipal	28	(3)	-	-	25	51	(26)	-	-	25
Consumer	90	8	(10)	3	91	164	94	(189)	22	91
Unallocated	247	160	-	-	407	136	270	-	0	406
Totals	$3,979	$180	$(165)	$33	$4,027	$3,920	$860	$(808)	$55	$4,027
2010 Periods
Totals	$3,768	$180	$(109)	$8	$3,847	$3,473	$620	$(268)	$22	$3,847

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
September 30, 2011 (in thousands)	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential 1-4 family	$175,177	$721	$5,038	$473	$180,215	$1,194
Residential 5+ multifamily	2,798	19	-	-	2,798	19
Construction of residential 1-4 family	4,422	15	3,643	-	8,065	15
Home equity credit	34,345	378	287	-	34,632	378
Residential real estate	216,742	1,133	8,968	473	225,711	1,606
Commercial	73,484	835	7,974	166	81,458	1,001
Construction of commercial	5,802	64	-	-	5,802	64
Commercial real estate	79,286	899	7,974	166	87,260	1,065
Farm land	4,879	39	840	150	5,719	189
Vacant land	8,675	101	4,010	85	12,685	186
Real estate secured	309,582	2,172	21,792	874	331,374	3,046
Commercial and industrial	26,072	342	1,388	117	27,460	459
Municipal	2,549	25	-	-	2,549	25
Consumer	4,417	44	161	47	4,578	91
Unallocated allowance	-	-	-	-	-	406
Totals	$342,620	$2,583	$23,341	$1,038	$365,961	$4,027

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
September 30, 2011 (in thousands)	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Performing loans	$334,822	$2,342	$677	$47	$335,499	$2,390
Potential problem loans	7,798	241	6,701	506	14,499	747
Impaired loans	-	-	15,963	484	15,963	484
Unallocated allowance	-	-	-	-	-	406
Totals	$342,620	$2,583	$23,341	$1,037	$365,961	$4,027

Certain data with respect to impaired loans individually evaluated is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
September 30, 2011	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
Residential 1-4 family	$2,271	$2,420	$1,565	$187	$16	$3,649	$3,674	$4,398	$59
Home equity credit	-	-	-	-	-	248	254	246	1
Residential real estate	2,271	2,420	1,565	187	16	3,897	3,928	4,644	60
Commercial	2,482	2,650	2,618	146	68	2,221	2,699	2,156	25
Vacant land	594	774	701	35	-	3,263	3,627	3,233	-
Real estate secured	5,347	5,844	4,884	368	84	9,381	10,254	10,033	85
Commercial and industrial	140	144	263	116	2	1,095	1,724	898	6
Consumer	-	-	-	-	-	-	143	18	-
Totals	$5,487	$5,988	$5,147	$484	$86	$10,476	$12,121	$10,949	$91

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

September 30, (in thousands)	2011	2010
Residential mortgage loans serviced for others	$105,256	$78,119
Fair value of mortgage servicing rights	695	517

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2011	2010	2011	2010
Loan Servicing Rights
Balance, beginning of period	$674	$465	$683	$427
Originated	75	115	181	226
Amortization (1)	(50)	(45)	(165)	(118)
Balance, end of period	699	535	699	535
Valuation Allowance
Balance, beginning of period	(25)	(24)	(10)	(30)
(Increase) decrease in impairment reserve (1)	(65)	(57)	(80)	(51)
Balance, end of period	(90)	(81)	(90)	(81)
Loan servicing rights, net	$609	$454	$609	$454
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

in thousands)	September 30, 2011	December 31, 2010
Securities available-for-sale (at fair value)	$70,081	$62,764
Loans receivable	118,033	114,424
Total pledged assets	$188,114	$177,188

At September 30, 2011, securities were pledged as follows: $47.5 million to secure public deposits, $19.9 million to secure repurchase agreements and $2.7 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

	Three months		Nine months
Periods ended September 30, (in thousands, except per share amounts)	2011	2010	2011	2010
Net income	$1,039	$947	$2,864	$2,420
Preferred stock net accretion	(67)	(5)	(78)	(16)
Preferred stock dividends paid	(107)	(110)	(327)	(331)
Net income available to common shareholders	$865	$832	$2,459	$2,073
Weighted average common stock outstanding – basic	1,689	1,686	1,688	1,686
Weighted average common and common equivalent stock outstanding- diluted	1,689	1,686	1,688	1,686
Earnings per common and common equivalent share
Basic	$0.51	$0.49	$1.46	$1.23
Diluted	0.51	0.49	1.46	1.23

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined).  Management believes, as of September 30, 2011, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized".  The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital (to risk-weighted assets)
Salisbury	$60,280	15.98%	$30,186	8.0%	n/a	-
Bank	50,002	13.07	30,595	8.0	$38,244	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	56,157	14.88	15,093	4.0	n/a	-
Bank	45,879	12.00	15,297	4.0	22,946	6.0
Tier 1 Capital (to average assets)
Salisbury	56,157	9.49	24,102	4.0	n/a	-
Bank	45,879	7.77	24,056	4.0	30,070	5.0
September 30, 2010
Total Capital (to risk-weighted assets)
Salisbury	$50,887	13.87%	$29,345	8.0%	n/a	-
Bank	41,300	11.29	29,258	8.0	$36,572	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	47,001	12.81	14,672	4.0	n/a	-
Bank	37,415	10.23	14,629	4.0	21,943	6.0
Tier 1 Capital (to average assets)
Salisbury	47,001	8.32	22,599	4.0	n/a	-
Bank	37,415	6.62	22,599	4.0	28,249	5.0

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

Preferred Stock

In August 2011, Salisbury issued to the U.S. Secretary of the Treasury (the “Treasury”) $16,000,000 of its Series B Preferred Stock under the Small Business Lending Fund (the “SBLF”) program.  The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Common Stock.

The Series B Preferred Stock pays noncumulative dividends.  The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending.  The dividend rate in the initial quarterly dividend period ending September 30, 2011 was 2.45100% and in the quarterly dividend period ending December 31, 2011 will be 1.55925%.  For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum.  On September 30, 2011, Salisbury declared a Series B Preferred Stock dividend of $39,216 payable on October 3, 2011. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock.  The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Simultaneously with the receipt of the SBLF capital, Salisbury repurchased for $8,816,000 all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of the Troubled Asset Relief Program of the Emergency Economic Stabilization Act of 2008, and made a payment for accrued dividends.  The transaction resulted in net capital proceeds to Salisbury of $7,184,000, of which Salisbury invested $6,465,600, or 90%, in the Bank as Tier 1 Capital.

As part of the CPP, Salisbury had issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. The Warrant was repurchased for $205,000 on November 2, 2011.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2011	2010	2011	2010
Service cost	$67	$87	$258	$261
Interest cost on benefit obligation	101	90	287	271
Expected return on plan assets	(102)	(99)	(314)	(298)
Amortization of prior service cost	-	-	-	-
Amortization of net loss	23	17	56	51
Net periodic benefit cost	$89	$95	$287	$285

Salisbury’s 401(k) Plan contribution expense was $75,000 and $41,000, respectively, for the three month periods ended September 30, 2011 and 2010. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $12,000 and $12,000, respectively, for the three month periods ended September 30, 2011 and 2010.

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

The components of comprehensive income are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2011	2010	2011	2010
Net income	$1,039	$947	$2,864	$2,420
Other comprehensive income
Net unrealized gains on securities available-for-sale	2,544	3,291	6,144	6,600
Reclassification of net realized gains in net income	-	(16)	11	(16)
Unrealized gains on securities available-for-sale	2,544	3,275	6,155	6,584
Income tax expense	(865)	(587)	(2,093)	(2,238)
Unrealized gains on securities available-for-sale, net of tax	1,679	2,688	4,062	4,346
Pension plan income	17	17	50	52
Income tax expense	(6)	(6)	(17)	(18)
Pension plan income, net of tax	11	11	33	34
Other comprehensive income, net of tax	1,690	2,699	4,095	4,380
Comprehensive income	$2,729	$3,646	$6,959	$6,800

The components of accumulated other comprehensive losses are as follows:

September 30, (in thousands)	2011	2010
Unrealized losses on securities available-for-sale, net of tax	$1,480	$515
Unrecognized pension plan expense, net of tax	(1,154)	(1,213)
Accumulated other comprehensive loss, net	$326	$(698)

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

Assets measured at fair value are as follows:

	Fair value measurements using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
September 30, 2011
Assets at fair value on a recurring basis
Securities available-for-sale	$164	$151,078	$-	$151,078
Assets at fair value on a non-recurring basis
Impaired loans	-	-	5,003	5,003
Other real estate owned	-	-	37	37

Changes in Level 3 assets measured at fair value are as follows:

(in thousands)	Securities available-for- sale	Impaired Loans	Other real estate owned	Level 3 assets at fair value
Balance, December 31, 2010	$-	$4,768	$557	$5,325
Gains and losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Principal pay-downs of securities, net of accretion	-	-	-	-
Write-down of other real estate owned			(157)	(157)
Transfers in and/or out of Level 3	-	235	(363)	(128)
Balance, September 30, 2011	$-	$5,003	$37	$5,040
Amount of total gains or losses for the period
attributable to the change in unrealized gains or losses
Relating to assets still held at the reporting date	$-	$-	$-	$-

Carrying values and estimated fair values of financial instruments are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets
Cash and due from banks	$65,517	$65,517	$26,908	$26,908
Interest bearing time deposits with other banks	-	-	5,000	5,000
Securities available-for-sale	151,078	151,078	147,422	147,422
Security held-to-maturity	52	54	56	58
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	1,057	1,065	1,184	1,193
Loans receivable net	362,879	362,491	352,449	351,628
Accrued interest receivable	2,042	2,042	2,132	2,132
Financial Liabilities
Demand (non-interest-bearing)	82,425	82,425	71,565	71,565
Demand (interest-bearing)	71,303	71,303	63,258	63,258
Money market	122,184	122,184	77,089	77,089
Savings and other	97,405	97,405	93,324	93,324
Certificates of deposit	105,274	106,165	125,053	125,172
Deposits	478,591	479,482	430,289	430,408
FHLBB advances	55,033	59,617	72,812	78,317
Repurchase agreements	14,787	14,787	13,190	13,190
Accrued interest payable	284	284	435	435

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2010 Annual Report on Form 10-K for the year ended December 31, 2010 and, along with this Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2011 and 2010
Overview

Net income available to common shareholders was $865,000, or $0.51 per common share, for its third quarter ended September 30, 2011 (third quarter 2011), compared with $766,000, or $0.45 per common share, for the second quarter ended June 30, 2011 (second quarter 2011), and $832,000, or $0.49 per common share, for the third quarter ended September 30, 2010 (third quarter 2010).

Net income available to common shareholders for third quarter 2011 and 2010 is net of preferred stock dividends and accretion of $174,000 and $116,000, respectively.

•	Earnings per common share increased $0.06, or 13.3%, to $0.51 versus second quarter 2011, and $0.02, or 4.0%, versus third quarter 2010.

•	Tax equivalent net interest income increased $7,000, or 0.1%, versus second quarter 2011, and increased $268,000, or 5.8%, versus third quarter 2010.

•
Provision for loan losses was $180,000, versus $350,000 for second quarter 2011 and $180,000 for third quarter 2010. Net loan charge-offs were $132,000, versus $349,000 for second quarter 2011 and $101,000 for third quarter 2010.

•	Non-interest income increased $104,000, or 8.5%, versus second quarter 2011 and increased $12,000, or 0.9%, versus third quarter 2010.

•	Non-interest expense increased $103,000, or 2.3%, versus second quarter 2011 and $221,000, or 5.1%, versus third quarter 2010.

•
Non-performing assets decreased $1.1 million to $13.9 million, or 2.25% of total assets, versus second quarter 2011 and $3.0 million versus third quarter 2010. Loans receivable 30 days or more past due increased $0.4 million to $9.1 million, or 2.5% of gross loans, versus second quarter 2011 and increased $768,000 versus third quarter 2010.

Net Interest Income

Tax equivalent net interest income increased $268,000, or 5.8%, to $489 million for third quarter 2011 as compared with third quarter 2010, and the net interest margin increased 4 basis points to 3.43% from 3.39%, for the respective periods.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Loans (a)	$367,681	$345,855	$4,630	$4,693	5.03%	5.42%
Securities (c)(d)	139,608	152,865	1,549	1,730	4.44	4.53
FHLBB stock	6,032	6,032	5	-	0.36	-
Short term funds (b)	54,159	38,200	30	42	0.22	0.44
Total earning assets	567,480	542,952	6,214	6,465	4.37	4.75
Other assets	35,066	34,248
Total assets	$602,546	$577,200
Interest-bearing demand deposits	$65,906	$61,090	108	161	0.65	1.04
Money market accounts	117,812	74,934	128	102	0.43	0.54
Savings and other	97,330	92,277	95	136	0.39	0.58
Certificates of deposit	106,627	130,802	417	662	1.55	2.01
Total interest-bearing deposits	387,675	359,103	748	1,061	0.77	1.17
Repurchase agreements	15,439	13,202	19	25	0.50	0.75
FHLBB advances	55,175	74,673	565	765	4.01	4.01
Total interest-bearing liabilities	458,289	446,978	1,332	1,851	1.15	1.64
Demand deposits	79,599	70,501
Other liabilities	3,238	4,009
Shareholders’ equity	61,420	55,712
Total liabilities & shareholders’ equity	$602,546	$577,200
Net interest income			$4,882	$4,614
Spread on interest-bearing funds					3.22	3.11
Net interest margin (e)					3.43	3.39
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $258,000 and $259,000, respectively for 2011 and 2010 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2011 versus 2010
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$286	$(349)	$(63)
Securities	(149)	(32)	(181)
FHLBB stock	-	5	5
Short term funds	13	(25)	(12)
Total	150	(401)	(251)
Interest-bearing liabilities
Deposits	(40)	(273)	(313)
Repurchase agreements	3	(9)	(6)
FHLBB advances	(200)		(200)
Total	(237)	(282)	(519)
Net change in net interest income	$387	$(119)	$268

Interest Income

Tax equivalent interest income decreased $251,000, or 3.9%, to $6.2 million for third quarter 2011 as compared with third quarter 2010.

Loan income decreased $63,000, or 1.3%, primarily due to a 39 basis points decline in the average loan yield offset in part by a $21.8 million, or 6.3%, increase in average loans.

Tax equivalent securities income decreased $181,000, or 10.5%, for third quarter 2011 as compared with third quarter

2010, as a result of a $13.3 million, or 8.7%, decrease in average volume and a 9 basis points decline in the average yield. The decline in volume resulted from the redeployment of some of the cash flows from securities maturities, principal payments and calls, into new loans. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities.

Income from short term funds decreased $12,000 for third quarter 2011 as compared with third quarter 2010 as a result of a 22 basis points decline in the average yield offset in part by a $16.0 million increase in the average balance.

Interest Expense

Interest expense decreased $519,000, or 28.0%, to $1.3 million for third quarter 2011 as compared with third quarter 2010.

Interest on deposit accounts and retail repurchase agreements decreased $313,000, or 29.5%, and $6,000, or 24.0% respectively as a result of lower average rates, down 40 basis points to 0.77% on deposits and 25 basis points to 0.50% on repurchase agreements. Decreased rates were offset in part by a $28.6 million, or 8.0%, increase in the average balance of deposits and an increase of $2.2 million, or 16.9% increase in the average balance of repurchase agreements. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $200,000 as a result of lower average borrowings, down $19.5 million, and average borrowing rate remaining flat as compared with third quarter 2010. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $180,000 for third quarter 2011 and for third quarter 2010. Net loan charge-offs were $132,000 and $101,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months		Nine months
Periods ended September 30, (dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$3,979	$3,768	$3,920	$3,473
Provision for loan losses	180	180	860	620
Charge-offs
Real estate mortgages	(155)	(100)	(531)	(235)
Commercial & industrial	-	-	(89)	-
Consumer	(10)	(9)	(188)	(33)
Total charge-offs	(165)	(109)	(808)	(268)
Recoveries
Real estate mortgages	1	-	4	-
Commercial & industrial	29	-	29	-
Consumer	3	8	22	22
Total recoveries	33	8	55	22
Net charge-offs	(132)	(101)	(753)	(246)
Balance, end of period	$4,027	$3,847	$4,027	$3,847
Loans receivable, gross			$365,961	$343,491
Non-performing loans			13,911	10,917
Accruing loans past due 30-89 days			2,398	1,649
Ratio of allowance for loan losses:
to loans receivable, gross			1.10%	1.12%
to non-performing loans			28.95	35.24
Ratio of non-performing loans to loans receivable, gross			3.80	3.18
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.66	0.48

Reserve coverage at September 30, 2011, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.10%, as compared with 1.08% at June 30, 2011, 1.10% at December 31, 2010 and 1.12% a year ago at September 30, 2010. During the first nine months of 2011 non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $3.8 million to $13.9 million, or 3.80% of gross loans receivable, while accruing loans past due 30-89 days increased $481,000 to $2.4 million, or 0.66% of gross loans receivable. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Loan Balance	Allowance	Loan Balance	Allowance
Performing loans	$334,822	$2,342	$332,240	$2,500
Potential problem loans	7,798	241	5,744	169
Collectively evaluated	342,620	2,583	337,984	2,669
Performing loans	677	47	-	-
Potential problem loans	6,701	506	2,188	330
Impaired loans	15,963	484	15,375	785
Individually evaluated	23,341	1,037	17,563	1,115
Unallocated allowance	-	407	-	136
Totals	$365,961	$4,027	$355,547	$3,920

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended September 30, 2011.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly.  The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment.  Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.  In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2011.

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

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Trust and wealth advisory fees	$599	$471	$128	27.18%
Service charges and fees	534	528	6	1.14
Gains on sales of mortgage loans, net	178	278	(100)	(35.97)
Mortgage servicing, net	(35)	(33)	(2)	(6.06)
Gains on securities, net	-	16	(16)	(100.00)
Other	58	62	(4)	(6.45)
Total non-interest income	$1,334	$1,322	$12	(0.91)%

Non-interest income for third quarter 2011 increased $104,000 versus second quarter 2011 and increased $12,000 versus third quarter 2010. Trust and Wealth Advisory revenues increased $3,000 versus second quarter 2011 and increased $128,000 versus third quarter 2010. The year-over-year revenue increase results from growth in managed assets and higher estate fees offset in part by lower asset valuations. Service charges and fees increased $12,000 versus second quarter 2011 and $6,000 versus third quarter 2010. Income from sales and servicing of mortgage loans increased $89,000 versus second quarter 2011 and decreased $102,000 versus third quarter 2010 due to interest rate driven fluctuations in fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $7.6 million for third quarter 2011, $2.4 million for second quarter 2011 and $16.7 million for third quarter 2010. Third quarter 2011, second quarter 2011 and third quarter 2010 included mortgage servicing valuation impairment charges of $65,000, $16,000 and $56,000, respectively. Gains on securities represent the accretion of discounts on called securities. Other income consisted of bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Salaries	$1,816	$1,750	$66	3.77%
Employee benefits	636	522	114	21.84
Premises and equipment	582	559	23	4.11
Data processing	366	308	58	18.83
Professional fees	307	393	(86)	(21.88)
Collections and OREO	152	12	140	1,166.67
FDIC insurance	137	195	(58)	(29.74)
Marketing and community contributions	85	79	6	7.59
Amortization of intangible assets	56	56	-	-
Other	398	440	(42)	(9.55)
Non-interest expense	$4,535	$4,314	$221	5.12%

Non-interest expense for third quarter 2011 increased $103,000 versus second quarter 2011 and $221,000 versus third quarter 2010. Salaries increased $66,000 versus third quarter 2010 due to changes in staffing levels and mix. Employee benefits increased $114,000 versus third quarter 2010 due to higher health benefits expense, caused by year-over-year premium increases and higher staff utilization, and higher 401K Plan expense due to the implementation of a Safe Harbor Plan. Premises and equipment increased $14,000 versus second quarter 2011 and increased $23,000 versus third quarter 2010. The year-over-year increase is due primarily to several facilities renovations, equipment replacement and asset disposals due to reorganization efforts. Data processing increased $81,000 versus second quarter 2011 and $58,000 versus third quarter 2010. Second quarter 2011 benefited from a one-time vendor rebate. Professional fees increased $7,000 versus second quarter 2011, and decreased $86,000 versus third quarter 2010 due to reduced spending on audit, consulting and legal services. Collections and OREO decreased $91,000 versus second quarter 2011 and increased $140,000 versus third quarter 2010. FDIC insurance decreased $45,000 versus second quarter 2011 and decreased $58,000 versus third quarter 2010 due to a favorable change in the assessment method effective June 30, 2011. Other operating expenses increased $44,000 versus second quarter 2011 and decreased $42,000 versus third quarter 2010. Year-over-year decreases were due to reductions in other administrative and operational expenses.

Income taxes

The effective income tax rates for third quarter 2011, second quarter 2011 and third quarter 2010 were 16.43%, 17.18% and 19.93%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

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

For the nine month periods ended September 30, 2011 and 2010

Overview

Net income available to common shareholders was $2,459,000, or $1.46 per common share,  for the nine month period ended September 30, 2011 (year-to-date 2011) compared with $2,073,000, or $1.23 per common share, for the nine month period ended September 30, 2010 (year-to-date 2010).

Net income available to common shareholders for year-to-date 2011 and year-to-date 2010 is net of preferred stock dividends and accretion of $405,000 and $346,000, respectively.

Net Interest Income

Tax equivalent net interest income increased $1,027,000, or 7.6%, to $14.5 million for year-to-date 2011 as compared with year-to-date 2010, and the net interest margin increased 16 basis points to 3.51% from 3.35%, for the respective periods.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Loans (a)	$366,198	$339,172	$13,989	$13,780	5.10%	5.42%
Securities (c)(d)	141,237	156,563	4,686	5,328	4.42	4.54
FHLBB stock	6,032	6,032	18	-	0.40	-
Short term funds (b)	37,786	35,419	96	126	0.34	0.48
Total earning assets	551,253	537,186	18,789	19,234	4.55	4.78
Other assets	34,197	33,149
Total assets	$585,450	$570,335
Interest-bearing demand deposits	$63,833	$54,925	331	461	0.69	1.12
Money market accounts	103,820	72,148	397	303	0.51	0.56
Savings and other	96,515	89,713	289	421	0.40	0.63
Certificates of deposit	113,364	139,952	1,432	2,200	1.69	2.10
Total interest-bearing deposits	377,532	356,738	2,449	3,385	0.87	1.27
Repurchase agreements	12,339	11,847	46	71	0.50	0.80
FHLBB advances	57,924	75,166	1,772	2,283	4.03	4.01
Total interest-bearing liabilities	447,795	443,751	4,267	5,739	1.27	1.73
Demand deposits	76,121	68,526
Other liabilities	3,653	3,821
Shareholders’ equity	57,881	54,237
Total liabilities & shareholders’ equity	$585,450	$570,335
Net interest income			$14,522	$13,495
Spread on interest-bearing funds					3.28	3.05
Net interest margin (e)					3.51	3.35
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $775,000 and $778,000, respectively for the 2011 and 2010 periods on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax equivalent interest due to volume and rate.

Nine months ended September 30, (in thousands)	2011 versus 2010
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,065	$(856)	$209
Securities	(515)	(127)	(642)
FHLBB stock	-	18	18
Short term funds	7	(37)	(30)
Total	557	(1,002)	(445)
Interest-bearing liabilities
Deposits	(164)	(772)	(936)
Repurchase agreements	2	(27)	(25)
FHLBB advances	(526)	15	(511)
Total	(688)	(784)	(1,472)
Net change in net interest income	$1,245	$(218)	$1,027

Interest Income (tax equivalent)

Tax equivalent interest income decreased $445,000, or 2.3%, to $18.8 million for year-to-date 2011 compared with year-to-date 2010.  Loan income increased $209,000, or 1.5%, primarily due to a $27.0 million, or 8.0%, increase in average loans, offset by a lower average yield, down 32 basis points.

Tax equivalent securities income decreased $642,000, or 12.0%, for year-to-date 2011 compared with year-to-date 2010, as a result of a lower average yield, down 12 basis points, and a $15.3 million, or 9.8%, decrease in average securities. The decline in volume resulted from the redeployment of some of the cash flows from securities maturities, principal payments and calls, into new loans. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities.

Income from FHLBB stock increased $18,000 due to the resumption of modest quarterly cash dividends to its members.

Income from short term funds decreased $30,000 for year-to-date 2011 as compared with year-to-date 2010 as a result of a 14 basis points decrease in average yield, offset in part by a $2.4 million decrease in average balance.

Interest Expense

Interest expense decreased $1,472,000, or 25.6%, to $4.3 million for year-to-date 2011 as compared with year-to-date 2010.

Interest on deposit accounts and retail repurchase agreements decreased $936,000, or 27.7%, and $25,000, or 35.2% respectively as a result of lower average rates, down 40 basis points to 0.87% on deposits and 30 basis points to 0.50% on repurchase agreements. Decreased rates were offset in part by a $20.8 million, or 5.9%, increase in the average balance of deposits and an increase of $492,000, or 4.2% increase in the average balance of repurchase agreements. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $511,000 due to lower average borrowings, down $17.2 million, offset in part by a higher average borrowing rate, up 2 basis points, due to change in mix. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $860,000 for year-to-date 2011, compared with $620,000 for year-to-date 2010. Net loan charge-offs were $753,000 and $246,000, for the respective periods. The increased provision for loan losses was necessitated by the increase in net charge-offs and increases in the level of impaired and potential problem loans.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Trust and wealth advisory fees	$1,861	$1,507	$354	23.49%
Service charges and fees	1,555	1,480	75	5.07
Gains on sales of mortgage loans, net	370	443	(73)	(16.48)
Mortgage servicing, net	(8)	27	(35)	(129.63)
Gains on securities, net	11	16	(5)	(31.25)
Other	176	208	(32)	(15.38)
Total non-interest income	$3,965	$3,681	$284	7.72

Non-interest income for year-to-date 2011 increased $284,000 versus year-to-date 2010. Trust and Wealth Advisory revenues increased $354,000 versus year-to-date 2010 due to growth in managed assets, higher asset valuations and increased estate fee income. Service charges and fees increased $75,000 versus year-to-date 2010. Income from sales of mortgage loans decreased $73,000 versus year-to-date 2010 due to lower volume of residential mortgage loan sales. Mortgage loans sales totaled $16.1 million for year-to-date 2011 versus $26.5 million for year-to-date 2010. Income from mortgage loan servicing of mortgage loans decreased $35,000 versus year-to-date 2010 due to an $80,000 2011 mortgage servicing valuation impairment charge and higher mortgage rights amortization expense, despite higher servicing and credit enhancement fees. Gains on securities represent the accretion of discounts on called securities. Other income for year-to-date 2010 included a gain from the sale of real estate.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2011	2010	2011 vs. 2010
Salaries	$5,202	$4,989	$213	4.27%
Employee benefits	1,919	1,737	182	10.48
Premises and equipment	1,733	1,570	163	10.38
Data processing	1,028	1,080	(52)	(4.81)
Professional fees	887	1,248	(361)	(28.93)
FDIC insurance	541	549	(8)	(1.46)
Collections and OREO	519	63	456	723.81
Marketing and community contributions	245	200	45	22.50
Amortization of intangible assets	167	167	-	-
Other	1,149	1,268	(119)	(9.38)
Non-interest expense	$13,390	$12,871	$519	4.03%

Non-interest expense for year-to-date 2011 increased $519,000 versus year-to-date 2010. Salaries increased $213,000 versus year-to-date 2010 due to changes in staffing levels and mix. Employee benefits increased $182,000 versus year-to-date 2010 due to higher health and dental benefits expense, caused by year-over-year premium increases and higher staff utilization, and higher 401K Plan expense due to the implementation of a Safe Harbor Plan. The increases were offset in part by lower pension plan expense. Premises and equipment increased $163,000 versus year-to-date 2010 due primarily to several facilities renovations, equipment replacement and the disposal of assets related to the reorganization of departments within the bank. Data processing decreased $52,000 versus year-to-date 2010 mostly due to lower ATM processing fees in 2011. Professional fees decreased $361,000 versus year-to-date 2010 due to reduced spending on audit, consulting, legal and investment management services. Expenses related to collections and OREO increased $456,000 versus year-to-date 2010. Year-to-date 2011 included $163,000 of OREO write-downs, OREO carrying costs, and collection related legal and appraisal services. FDIC insurance decreased $8,000 versus year-to-date 2010. Other operating expenses decreased $119,000 versus year-to-date 2010.

Income taxes

The effective income tax rate for year-to-date 2011 was 17.27%, compared with 16.76% for year-to-date 2010. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $619 million at September 30, 2011, up $44 million from December 31, 2010.  Loans receivable, net, were $363 million at September 30, 2011, up $11 million, or 3.1%, from December 31, 2010.  Non-performing assets were $13.9 million at September 30, 2011, up $3.2 million from $10.7 million at December 31, 2010. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.10%, 1.10% and 1.12%, at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Deposits were $479 million, up $49 million from $430 million at December 31, 2010.

At September 30, 2011, book value and tangible book value per common share were $30.36 and $23.91, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 9.49% and 15.98%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During year-to-date 2011, securities decreased $3.8 million to $157 million, and FHLBB advances decreased $18 million, while cash and cash-equivalents (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $39 million to $66 million as Salisbury increased its liquidity position in light of historically low interest rates and growth in volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider any of its securities, other than the four non-agency CMO securities reflecting OTTI, to be OTTI at September 30, 2011.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive gain at September 30, 2011 included net unrealized holding gains, net of tax, of $1,480,000, a gain of $4,062,000 over December 2010.

Loans

Net loans receivable decreased $2.0 million during third quarter 2011 to $362.9 million at September 30, 2011, compared with $364.9 million at June 30, 2011, and increased $10.5 million for year-to-date 2011, compared with $352.4 million at December 31, 2010.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2011	December 31, 2010
Residential 1-4 family	$180,216	$173,931
Residential 5+ multifamily	2,798	2,889
Construction of residential 1-4 family	8,065	8,949
Home equity credit	34,632	34,164
Residential real estate	225,711	219,933
Commercial	81,458	75,495
Construction of commercial	5,801	7,312
Commercial real estate	87,259	82,807
Farm land	5,719	5,690
Vacant land	12,685	12,979
Real estate secured	331,374	321,409
Commercial and industrial	27,460	25,123
Municipal	2,549	4,338
Consumer	4,578	4,677
Loans receivable, gross	365,961	355,547
Deferred loan origination fees and costs, net	945	822
Allowance for loan losses	(4,027)	(3,920)
Loans receivable, net	$362,879	$352,449
Loans held-for-sale
Residential 1-4 family	$1,057	$1,184

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During third quarter 2011 total impaired and potential problem loans decreased $1.1 million to $30.5 million, or 8.3% of gross loans receivable at September 30, 2011, from $31.6 million, or 8.6% of gross loans receivable at June 30, 2011, and increased $7.2 million for year-to-date 2011 from $23.3 million, or 6.6% of gross loans receivable at December 31, 2010.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Pass	$306,039	$292,815
Special mention	29,460	39,415
Performing loans	335,499	332,230
Substandard	14,499	7,932
Doubtful	-	10
Potential problem loans	14,499	7,942
Pass
Troubled debt restructured loans, accruing	266	-
Special mention
Troubled debt restructured loans, accruing	167	-
Substandard
Troubled debt restructured loans, accruing	1,619	5,330
Troubled debt restructured loans, non-accrual	7,360	4,254
All other non-accrual loans	6,551	5,791
Impaired loans	15,963	15,375
Loans receivable, gross	$365,961	$355,547

Changes in impaired and potential problem loans are as follows:

	Three months ended September 30, 2011				Nine months ended September 30, 2011
	Impaired loans		Potential				Potential
(in thousands)	Non- accrual	Accruing	problem loans	Total	Impaired loans	Accruing	problem loans	Total
Loans placed on non-accrual status	$(208)	$163	$-	$(45)	$5,684	$(2,797)	$(2,268)	$619
Loan risk rating downgrades to substandard	-	-	427	427	-	-	11,190	11,190
Loan risk rating upgrades from substandard	-	-	(942)	(942)	-	-	(1,950)	(1,950)
Loan repayments	(319)	(11)	(140)	(470)	(774)	(33)	(405)	(1,212)
Loan charge-offs	(125)	(30)	-	(155)	(731)	(30)	-	(761)
Loans no longer classified as troubled debt restructurings	-	-	-	-	-	(417)	-	(417)
Real estate acquired in settlement of loans	-	-	-	-	(314)	-	-	(314)
Increase (decrease) in loans	$(652)	$122	$(655)	$(1,185)	$3,865	$(3,277)	$6,567	$7,155

Changes in impaired and potential problem loans were relatively modest during third quarter 2011. Loan risk rating downgrades to substandard totaled $427,000, loans placed on non-accrual status as a result of deteriorated payment and financial performance totaled $45,000 and loans charged-off due to collateral deficiencies totaled $155,000. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance and loan repayments.

During the first nine months of 2011 Salisbury downgraded the risk ratings of $111.2 million of loans to substandard, placed $5.7 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $761,000 of losses primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance, loan repayments, real estate acquired in settlement of a loan and a loan restructured in 2010 whose designation as troubled debt restructured was removed due to satisfactory performance.

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

Impaired Loans

Impaired loans decreased $0.5 million during third quarter 2011 to $16.0 million, or 4.36% of gross loans receivable at September 30, 2011, from $16.5 million, or 4.48% of gross loans receivable at June 30, 2011, and increased $0.6 million for year-to-date 2011 from $15.4 million, or 4.32% of gross loans receivable at December 31, 2010. The components of impaired loans are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Troubled debt restructurings, accruing	$2,052	$5,330
Troubled debt restructuring, non-accrual	7,360	4,254
All other non-accrual loans	6,551	5,791
Impaired loans	$15,963	$15,375

Non-Performing Assets

Non-performing assets decreased $1.1 million during third quarter 2011 to $13.9 million, or 2.25% of assets at September 30, 2011, from $15.0 million, or 2.55% of assets at June 30, 2011, and increased $3.2 million for year-to-date 2011 from $10.8 million, or 1.87% of assets at December 31, 2010.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Residential 1-4 family	$2,808	$2,534
Construction of residential 1-4 family	2,944	-
Home equity credit	248	362
Commercial	3,084	2,923
Vacant land	3,858	4,018
Real estate secured	12,942	9,837
Commercial and industrial	969	208
Consumer	-	-
Total non-accruing loans	13,911	10,045
Accruing loans past due 90 days and over	-	96
Total non-performing loans	13,911	10,141
Real estate acquired in settlement of loans	37	610
Total non-performing assets	$13,948	$10,751

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2011	December 31, 2010
Current	$6,362	$2,931
Past due 001-029 days	799	219
Past due 030-059 days	360	541
Past due 060-089 days	84	1,050
Past due 090-179 days	729	683
Past due 180 days and over	5,577	4,717
Total non-performing loans	$13,911	$10,141

At September 30, 2011, 45.7% of non-accrual loans were current with respect to loan payments, compared with 44.0% at June 30, 2011 and 28.9% at December 31, 2010. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $210,000 during third quarter 2011 to $9.4 million, or 2.57% of gross loans receivable at September 30, 2011, from $9.6 million, or 2.62% of gross loans receivable at June 31, 2011, and decreased $171,000 for year-to-date 2011 from $9.6 million, or 2.70% of gross loans receivable at December 31, 2010. The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Residential 1-4 family	$167	$3,377
Commercial	1,619	1,677
Real estate secured	1,786	5,054
Commercial and industrial	266	276
Accruing troubled debt restructured loans	2,052	5,330
Residential 1-4 family	4,186	552
Commercial	2,397	2,923
Vacant land	461	621
Real estate secured	7,044	4,096
Commercial and industrial	316	158
Non-accrual troubled debt restructured loans	7,361	4,254
Troubled debt restructured loans	$9,412	$9,584

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2011	December 31, 2010
Current	$1,347	$4,798
Past due 001-029 days	705	375
Past due 030-059 days	-	157
Accruing troubled debt restructured loans	2,052	5,330
Current	5,773	2,585
Past due 001-029 days	341	169
Past due 030-059 days	324	378
Past due 060-089 days	-	-
Past due 090-179 days	581	346
Past due 180 days and over	341	776
Non-accrual troubled debt restructured loans	7,360	4,254
Total troubled debt restructured loans	$9,413	$9,584

At September 30, 2011, 75.7% of troubled debt restructured loans were current with respect to loan payments, as compared with 77.9% at June 30, 2011 and 77.0% at December 31, 2010.

Past Due Loans

Loans past due 30 days or more increased $459,000 during third quarter 2011 to $9.1 million, or 2.50% of gross loans receivable at September 30, 2011, compared with $8.7 million, or 2.36% of gross loans receivable at June 30, 2011, and have increased $240,000 for year-to-date 2011, compared with $8.9 million, or 2.51% of gross loans receivable at December 31, 2010.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Past due 030-059 days	$1,633	$1,188
Past due 060-089 days	765	730
Past due 090-179 days	-	96
Accruing loans	2,398	2,014
Past due 030-059 days	360	541
Past due 060-089 days	84	1,050
Past due 090-179 days	729	587
Past due 180 days and over	5,577	4,716
Non-accrual loans	6,750	6,894
Total loans past due 30 days or greater	$9,148	$8,908

Potential Problem Loans

Potential problem loans decreased $656,000 during third quarter 2011 to $14.5 million, or 3.96% of gross loans receivable at September 30, 2011, compared with $15.2 million, or 4.12% of gross loans receivable at June 30, 2011, and increased $6.6 million for year-to-date 2011, compared with $7.9 million, or 2.23% of gross loans receivable at December 31, 2010.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Residential 1-4 family	$3,639	$2,483
Residential 5+ multifamily	-	89
Construction of residential 1-4 family	-	75
Home equity credit	1,032	817
Residential real estate	4,671	3,464
Commercial	7,579	2,327
Construction of commercial	471	47
Commercial real estate	8,050	2,374
Farm land	840	881
Vacant land	253	249
Real estate secured	13,814	6,968
Commercial and Industrial	620	897
Consumer	65	67
Potential problem loans	$14,499	$7,932

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2011	December 31, 2010
Current	$10,214	$5,757
Past due 001-029 days	3,265	1,233
Past due 030-059 days	963	357
Past due 060-089 days	57	534
Past due 090-179 days	-	51
Total potential problem loans	$14,499	$7,932

At September 30, 2011, 70.45% of potential problem loans were current with respect to loan payments, as compared with 82.2% at June 30, 2011 and 72.6% at December 31, 2010.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $19.6 million during third quarter 2011 to $478.6 million at September 30, 2011, compared with $459.0 million at June 30, 2011, and increased $48.3 million for year-to-date 2011 compared with $430.3 million at December 31, 2010. Retail repurchase agreements increased $2.4 million during third quarter 2011 to $14.8 million at September 30, 2011, compared with $12.4 million at June 30, 2011, and decreased $1.6 million for year-to-date 2011 compared with $13.2 million at December 31, 2010.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.5 million during third quarter 2011 to $55.0 million at September 30, 2011, compared with $55.5 million at June 30, 2011, and decreased $17.8 million for year-to-date 2011 compared with $72.8 million at December 31, 2010. The decreases were due to amortizing advance payments and to advance maturities that were not renewed.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At September 30, 2011, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 33.0%, up from 28.4% at December 31, 2010. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2011 provided net cash of $5.1 million.  Investing activities utilized net cash of $4.0 million, principally from $11.6 million of net loan advances, $35.7 million of securities purchases offset by $38.0 million in securities maturities and calls. Financing activities provided net cash of $37.5 million, principally for $49.9 million net increase in deposits and repurchase agreements and a net of $7.2 million from issuance and redemption of preferred stock, offset in part by $17.8 million of scheduled FHLB advance repayments and $1.8 million of cash dividends paid.

At September 30, 2011, Salisbury had outstanding commitments to fund new loan originations of $5.4 million and unused lines of credit of $55.3 million. Salisbury believes that these commitments can be met in the normal course of business.  Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $67.4 million at September 30, 2011, up $12.4 million from December 31, 2010. Book value and tangible book value per common share were $30.36 and $23.91, respectively, compared with $27.37 and $20.81, respectively, at December 31, 2010. Contributing to the increase in shareholders’ equity for year-to-date 2011 was net income of $2,864,000, other comprehensive gain of $4,095,000, SBLF funding of $16,000,000, and the issuance of common stock of $28,000, less common and preferred stock dividends of $1,418,000 and $382,000, respectively, and TARP repayment of $8,816,000. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $33,000 and pension plan income, net of tax, of $4,062,000.

In August 2011, Salisbury issued to the U.S. Secretary of the Treasury (the “Treasury”) $16,000,000 of its Series B Preferred Stock under the Small Business Lending Fund (the “SBLF”) program.  The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Common Stock.

The Series B Preferred Stock pays noncumulative dividends.  The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending.  The dividend rate in the initial quarterly dividend period ending September 30, 2011 was 2.45100% and in the quarterly dividend period ending December 31, 2011 will be 1.55925%.  For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum.  On September 30, 2011, Salisbury declared a Series B Preferred Stock dividend of $39,216, payable on October 3, 2011. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock.  The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Simultaneously with the receipt of the SBLF capital, Salisbury repurchased for $8,816,000 all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of the Troubled Asset Relief Program of the Emergency Economic Stabilization Act of 2008, and made a payment for accrued dividends.  The transaction resulted in net capital proceeds to Salisbury of $7,184,000, of which Salisbury invested $6,465,600, or 90%, in the Bank as Tier 1 Capital.

As part of the CPP, Salisbury had issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share.  The Warrant was repurchased for $205,000 on November 2, 2011.

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

	Well	September 30, 2011		December 31, 2010
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	15.98%	13.07%	13.91%	11.11%
Tier 1 Capital (to risk-weighted assets)	6.00	14.88	12.00	12.84	10.06
Tier 1 Capital (to average assets)	5.00	9.49	7.77	8.39	6.72

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

Dividends

During the nine month period ended September 30, 2011 Salisbury paid $382,000 in Series A preferred stock dividends to the U.S. Treasury’s TARP CPP, and $1,418,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 25, 2011 to shareholders of record on November 11, 2011. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements.  The risks and uncertainties that may affect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2011 analysis, three of the simulations incorporate management’s growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2011 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 150 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 0 basis points for short term rates to 100 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 400 basis points for short term rates to 185 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2011 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2011:

As of September 30, 2011	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(10.56)%	(7.16)%
Immediately falling interest rates (management’s growth assumptions)	(0.88)	(3.61)
Gradually rising interest rates (management’s growth assumptions)	(3.07)	(7.88)

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

Salisbury also monitors the potential change in market value of its available-for-sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to Salisbury’s capital and liquidity position. Results are calculated using industry standard analytical techniques and securities data. Available-for-sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2011 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(256)	$(499)
U.S. Government agency notes	(228)	(450)
Municipal bonds	(2,850)	(6,486)
Mortgage backed securities	(1,435)	(3,228)
Collateralized mortgage obligations	(728)	(1,788)
SBA pools	(11)	(22)
Total available-for-sale debt securities	$(5,508)	$(12,473)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

SALISBURY BANCORP, INC.

November 14, 2011	by /s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
Chief Executive Officer

November 14, 2011	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer