Form 10-K
period 2011-12-31
SALISBURY BANCORP INC
filed 2012-03-19
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (860) 435-9801

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2011 was $41,886,883 based on the closing sales price of $26.44 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2012, was 1,688,731.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 16, 2012, which will be filed within 120 days of fiscal year ended December 31, 2011, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2011

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain and incorporates by reference statements relating to future results of Salisbury Bancorp, Inc. (“Salisbury”) that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within Salisbury’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Item 1. BUSINESS

Salisbury Bancorp, Inc.

Salisbury Bancorp, Inc. (“Salisbury”), a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the “Bank”), a Connecticut-chartered and Federal Deposit Insurance Corporation (the “FDIC”) insured commercial bank headquartered in Lakeville, Connecticut. Salisbury common stock is traded on the NYSE Amex Equities Market under the symbol “SAL”. Salisbury’s principal business consists of the business of the Bank. The Bank, formed in 1848, provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through eight banking offices, ten ATMs and its internet website (www.salisburybank.com).

Abbreviations Used Herein

ARRA	American Recovery and Reinvestment Act of 2009	GAAP	Generally Accepted Accounting Principles in the United States of America
Bank	Salisbury Bank and Trust Company	GLBA	Gramm-Leach-Bliley Act
BHCA	Bank Holding Company Act	Interstate Banking Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offered Rate
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
CPP	Capital Purchase Program	PIC	Passive Investment Company
CRA	Community Reinvestment Act of 1977	Salisbury	Salisbury Bancorp, Inc.
CTDOB	State of Connecticut Department of Banking	SBLF	Small Business Lending Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
FACT Act	Fair and Accurate Credit Transactions Act	SOX	Sarbanes-Oxley Act of 2002
FASB	Financial Accounting Standards Board	TARP	Troubled Asset Relief Program
EESA	Economic Emergency Stabilization Act	TLGP	FDIC’s Temporary Liquidity Guaranty Program
FDIC	Federal Deposit Insurance Corporation	Treasury	United States Department of the Treasury
FHLBB	Federal Home Loan Bank of Boston
FRA	Federal Reserve Act
FRB	Federal Reserve Board

Lending Activities

General

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in Connecticut’s Litchfield County, Massachusetts’ Berkshire County and New York’s Dutchess County in towns proximate to the Bank’s 8 full service offices.

Real estate secured the majority of the Bank’s loans as of December 31, 2011, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board (the “FRB”), federal and state tax policies and budgetary matters.

Residential Real Estate Loans

A principal lending activity of the Bank is to originate prime loans secured by first mortgages on one-to-four family residences. The Bank typically originates residential real estate loans through commissioned mortgage representatives. The Bank originates both fixed rate and adjustable rate mortgages.

The Bank currently sells the majority of the fixed rate residential mortgage loans it originates to the FHLBB under the Mortgage Partnership Finance program. The Bank typically retains loan servicing. The Bank retains some fixed rate residential mortgage loans and those loans originated under its first time home owner program to borrowers with low to moderate income.

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

Construction Loans

The Bank originates both residential and commercial construction loans. Typically, loans are made to owner-borrowers who will occupy the properties as either their primary or secondary residence (residential and commercial construction) and to licensed and experienced developers for the construction of single-family homes.

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

Commercial Loans

Commercial loans are generally made on a secured basis and are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Bank offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity if the amortization exceeds seven years. Revolving commercial lines of credit typically are renewable annually and have a floating rate of interest, which is normally indexed to the Wall Street Journal’s prime rate of interest and occasionally indexed to the LIBOR.

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

Consumer Loans

The Bank originates various types of consumer loans, including home equity loans and lines of credit, auto and personal installment loans. Home equity loans and lines of credit are secured by one-to-four family owner-occupied properties, typically by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Wall Street Journal’s prime rate of interest. Consumer loans are originated through the branch network with the exception of Home Equity Lines Of Credit, which are originated by licensed Mortgage Lending Originator staff.

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

The Bank’s loan review activities are performed by an independent third party firm that evaluates the creditworthiness of borrowers and the appropriateness of the Bank’s risk rating classifications. The firm’s findings are reported to Credit Administration and the Loan Committee.

Trust and Wealth Advisory Services

The Bank provides a range of fiduciary and trust services including general investment management, wealth advisory services to individuals, families and institutions, and estate administration and settlement services.

Securities

Salisbury’s securities portfolio is structured to diversify the earnings, assets and risk structure of Salisbury, provide liquidity consistent with both projected and potential needs, collateralize certain types of deposits, assist with maintaining a satisfactory net interest margin and complying with regulatory capital and liquidity requirements. Securities types include U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations and bank qualified tax exempt municipal bonds.

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

Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored weekly by the Pricing Committee, composed of members of Executive Management. When determining deposit pricing, the Bank considers strategic objectives, competitive market rates, deposit flows, funding commitments and investment alternatives, FHLBB advance rates and rates on other sources of funds.

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

Subsidiaries

Salisbury has one wholly-owned subsidiary, Salisbury Bank and Trust Company. The Bank is Salisbury’s primary subsidiary and accounts for the majority of Salisbury’s income. The Bank has two wholly-owned subsidiaries, SBT Mortgage Service Corporation and SBT Realty, Inc. SBT Mortgage Service Corporation is a passive investment company (“PIC”) that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to Salisbury are exempt from the Connecticut Corporate Business Tax. SBT Realty, Inc. was formed to hold New York State real estate and is presently inactive.

Employees

At December 31, 2011, the Bank had 113 full-time employees and 24 part-time employees. None of the employees were represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut’s Litchfield County. The Bank has a total of eight banking offices, four of which are located in Connecticut’s Litchfield County; two of which are located in Massachusetts’ Berkshire County; and two of which are located in New York’s Dutchess County. The Bank’s primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in Litchfield, Berkshire and Dutchess counties. The Bank also has deposit, lending and trust relationships outside of these areas.

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

The Bank’s competition for real estate loans comes primarily from mortgage banking companies, savings banks, commercial banks, insurance companies, and other institutional lenders. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Factors that affect competition include, among others, the general availability of funds and credit, general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of any company, which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

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

Lending Activities

Connecticut banking laws grant commercial banks broad lending authority. With certain limited exceptions, total secured and unsecured loans made to any one obligor generally may not exceed 15% of the Bank’s equity capital and reserves for loan and lease losses. However, if the loan is fully secured, such limitations generally may be increased by an additional 10%.

Dividends

The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the CTDOB approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may also limit an insured’s ability to pay dividends based upon safety and soundness considerations.

Powers

Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance Department. With the prior approval of the CTDOB, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the BHCA, other federal statutes, or the regulations promulgated pursuant to these statutes. Connecticut banks generally are also authorized to engage in any activity permitted for a federal bank or upon filing prior written notice of its intention to engage in such activity with the CTDOB, unless the CTDOB disapproves the activity.

Assessments

Connecticut banks are required to pay assessments to the CTDOB based upon a bank’s asset size to fund the CTDOB’s operations. The assessments are generally made annually.

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

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, and in some instances 200% or assets subject to dollar-for-dollar capital requirements, with higher levels of capital being required for the categories perceived as representing greater risk.

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

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized – at least 5% leverage capital, 6% Tier 1 risk based capital and 10% total risk based capital.

•	Adequately capitalized – at least 4% leverage capital, 4% Tier 1 risk based capital and 8% total risk based capital.

•	Undercapitalized – less than 4% leverage capital, 4% Tier 1 risk based capital and less than 8% total risk based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.

•	Significantly undercapitalized – less than 3% leverage capital, 3% Tier 1 risk based capital and less than 6% total risk-based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.

•	Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

As of December 31, 2011, the Bank was “well capitalized”.

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

Further, Section 22(h) of the FRA and Regulation O restrict loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA imposes additional limitations on loans to executive officers.

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

Standards for Safety and Soundness

The FDIC, together with the other federal bank regulatory agencies, prescribe standards of safety and soundness by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards, which establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal bank regulatory agencies adopted regulations that authorize, but do not require, the agencies to order an institution that has been given notice that it is not satisfying the safety and soundness guidelines to submit a compliance plan. The federal bank regulatory agencies have also adopted guidelines for asset quality and earning standards. As a state-chartered bank, the Bank is also subject to state statutes, regulations and guidelines relating to safety and soundness, in addition to the federal requirements.

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the FDIC up to applicable legal limits (generally, $250,000 per depositor for each account ownership category and $250,000 for certain retirement plan accounts) and are subject to deposit insurance assessments.

The Dodd-Frank Act permanently raised the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. On November 9, 2010, the FDIC’s Board of Directors issued a final rule to implement section 343 of the Dodd-Frank Act, which provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” through December 31, 2012. On December 29, 2010, the President signed legislation that amended the Federal Deposit Insurance Act to include IOLTAs within the definition of a “noninterest” bearing transaction account,” thus expanding the temporary unlimited insurance coverage authorized by section 343 of the Dodd-Frank Act to include IOLTAs. On January 18, 2011, the FDIC issued a final rule revising its deposit insurance regulations to reflect this amendment to the Federal Deposit Insurance Act to also include IOLTAs with unlimited insurance coverage through December 31, 2012.

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

FDIC insured institutions are required to pay assessments to the FDIC to fund the Deposit Insurance Fund. The Bank’s current annual assessment rate is approximately 9 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. From time to time, the FDIC, may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the deposit insurance funds during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary. The Bank’s last special assessment was in the second quarter of 2009.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, enacted in July 2010, revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF” or the “Fund”). The Dodd-Frank Act granted the FDIC the ability to achieve goals for Fund management that it has sought to achieve for decades but lacked the tools to accomplish: maintaining a positive Fund balance even during a banking crisis and maintaining moderate, steady assessment rates throughout economic and credit cycles.

Among other things, the Dodd-Frank Act: (1) raised the minimum designated reserve ratio (DRR), which the FDIC must set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR (which was formerly capped at 1.5 percent) and therefore on the size of the Fund; (2) required that the Fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10,000,000,000; (4) eliminated the requirement that the FDIC provide dividends from the Fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

The Dodd-Frank Act also required that the FDIC amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Under the Dodd-Frank Act, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.

Effective April 1, 2011 the FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the Dodd-Frank Act’s dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC’s assessment rules. On February 7, 2011, the FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act; made changes to assessment rates; implemented the Dodd-Frank Act’s DIF dividend provisions; and revised the risk-based assessment system for all large insured depository institutions (IDIs), generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion, including the Bank, have benefited from a reduction in their assessments as a result of this final rule.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”). As required by the Dodd-Frank Act, jurisdiction for all existing consumer protection laws and regulations has been transferred to the CFPB. In addition, the CFPB is granted authority to promulgate new consumer protection regulations for banks and nonbank financial firms offering consumer financial services or products to ensure that consumers are protected from “unfair, deceptive, or abusive” acts or practices. The CFPB has begun conducting studies of existing consumer protection regulations to gauge their effectiveness and to solicit comment on potential new regulations.

Federal Reserve System

All depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements currently are assessed on the depository institution’s net transaction accounts (mostly checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities.

For net transaction accounts in 2011, the first $10.7 million (which may be adjusted by the FRB) will be exempt from reserve requirements. A 3 percent reserve ratio will be assessed on net transaction accounts over $10.7 million up to and including $58.8 million (which may be adjusted by the FRB). A 10 percent reserve ratio will be assessed on net transaction accounts in excess of $58.8 million (which may be adjusted by the FRB). The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2011, the Bank had FHLBB stock of $6.0 million and FHLBB advances of $54.6 million.

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

In 2008, the FHLBB announced to its members it was focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB announced the resumption of modest quarterly cash dividends to its members through 2011 and on June 27, 2011 the FHLBB announced the discontinuation of its excess stock pool effective June 28, 2011, and designated December 28, 2011, as the required stock purchase date. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2011. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

Troubled Asset Relief Program and Capital Purchase Program

TARP was established as part of EESA in October 2008. The TARP gave the Treasury authority to deploy up to $700 billion into the financial system with the objective of improving liquidity in the capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of the $700 billion authorized into preferred stock investments in banks (the “CPP”). The general terms of this preferred stock program for a participant bank that is a public company were as follows: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common dividends for three years while the Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy participating bank’s common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. In addition to the executive compensation restrictions announced by the Treasury, participants in the CPP are also subject to the more stringent executive compensation limits enacted as part of the ARRA, which was signed into law on February 17, 2009. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of CPP participants, expands the scope of employees who are subject to a claw-back of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Treasury to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

On March 13, 2009, Salisbury sold to the Secretary of the Treasury (i) 8,816 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series A Preferred Stock) and (ii) a ten-year warrant to purchase up to 57,671 shares of its common stock, par value $0.10 per share, at an exercise price of $22.93 per share (the “Warrant”), for an aggregate purchase price of $8,816,000 in cash. All of the proceeds from the sale of its Series A Preferred Stock was treated as Tier 1 Capital for regulatory purposes.

On August 25, 2011, Salisbury repurchased from the Secretary of the Treasury for $8,816,000 all of its 8,816 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock and on November 2, 2011, Salisbury repurchased from the Secretary of the Treasury for $205,000 the warrant to purchase up to 57,671 shares of Salisbury’s Common Stock at a purchase price of $22.93 per share.

Small Business Lending Fund

Treasury’s SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.

Salisbury elected to participate in Treasury’s SBLF program and on August 25, 2011, Salisbury sold to the Secretary of the Treasury $16,000,000 of its Series B Preferred Stock under the SBLF program, and simultaneously repurchased all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of TARP. All of the proceeds from the sale of its Series B Preferred Stock is treated as Tier 1 Capital for regulatory purposes.

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly periods ended September 30, 2011 and December 31, 2011 were 2.10375% and 1.72875%, respectively. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Other Regulations

Sarbanes-Oxley Act of 2002

The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

SOX includes very specific disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

USA PATRIOT Act

Under the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. Salisbury has in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Community Reinvestment Act and Fair Lending Laws

Salisbury has a responsibility under the CRA to help meet the credit needs of our communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against the Bank by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s most recent FDIC CRA rating was “satisfactory”.

The Electronic Funds Transfer Act, Regulation E and Related Laws

The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the Federal Reserve’s Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (“ACH”) transactions, telephone bill-payment plans, or remote banking services. Regulation E requires consumers to opt in (affirmatively consent) to participation in the Bank’s overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all new customers who are consumers, and the customer’s affirmative consent must be obtained, before charges may be assessed on the consumer’s account for paying such overdrafts.

Regulation E also provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions and prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer’s account on the consumer’s opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

On November 24, 2010, the FDIC issued FIL-81-2010 to provide “guidance” (“Overdraft Guidance”) on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations.

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

Availability of Securities and Exchange Commission Filings

Salisbury makes available free of charge on its website (www.salisburybank.com) a link to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after such reports are electronically filed with or furnished to the SEC. Such reports filed with the SEC are also available on its website (www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about accessing company filings can be obtained by calling 1-800-SEC-0330. Information on Salisbury’s website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about Salisbury’s business and operations on its website. Copies of these filings may also be obtained from Salisbury free of charge upon request.

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differentials	20-21

II.	Investment Portfolio	26, 48-50

III.	Loan Portfolio	26-31, 51-55

IV.	Summary of Loan Loss Experience	22-23, 54-55

V.	Deposits	31-32, 57

VI.	Return on Equity and Assets	18

VII.	Short-Term Borrowings	31-32, 58

Item 1A. RISK FACTORS

Salisbury is the registered bank holding company for the Bank, its wholly-owned subsidiary. Salisbury’s activity is currently limited to the holding of the Bank’s outstanding capital stock and the Bank is Salisbury’s primary investment.

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

As of December 31, 2011, Salisbury had $1.4 million of after-tax unrealized gains associated with its portfolio of securities available-for-sale, compared with $2.6 million of after-tax unrealized losses at December 31, 2010. The fair value of such securities is supplied by third-party sources.

Management must assess whether unrealized losses are other-than-temporary and relies on data supplied by third-party sources to do so. The determination of whether a decline in fair value is other-than-temporary considers numerous factors, many of which involve significant judgment.

To the extent that any portion of the unrealized losses in Salisbury’s portfolio of investment securities is determined to be other-than-temporarily impaired, Salisbury will recognize a charge to its earnings in the quarter during which such determination is made and its earnings and capital ratios will be adversely impacted. Salisbury did not recognize any other-than-temporary impairment losses in 2011. However, in 2009, Salisbury recognized $744,000 in after-tax charges to earnings as a result of other-than-temporary impairment determinations.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2011, Salisbury had $9.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

Salisbury’s ability to pay dividends substantially depends upon its receipt of dividends from the Bank.

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

Salisbury and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not Shareholders. These regulations affect Salisbury’s lending practices, capital structure, investment practices, and dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Salisbury in substantial and unpredictable ways. Such changes could subject Salisbury to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Salisbury’s business, financial condition and results of operations. While Salisbury has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.

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

In addition, Salisbury relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communications and information exchange. Despite the safeguards instituted by Salisbury, any systems are susceptible to a breach of security. In addition, Salisbury relies on the services of a variety of third party vendors to meet Salisbury’s data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Salisbury’s information systems or that of its vendors could damage Salisbury’s reputation, result in a loss of customer business or expose Salisbury to civil litigation and possible financial loss. Such costs and/or losses could materially offset Salisbury’s earnings.

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

The banking industry has experienced unprecedented turmoil over recent years as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. Measures taken by the Government in an effort to stabilize the economy may have unintended consequences and there can be no assurance that Salisbury will not be impacted by current market uncertainty in a way it cannot currently predict or mitigate.

Item 1B. UNRESOLVED SEC STAFF COMMENTS

None.

Item 2. PROPERTIES

Salisbury does not own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through seven full service branch offices located in Canaan, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts, and Dover Plains and Millerton, New York. The Bank’s trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and five of its branch offices and leases two branch offices.

For additional information, see Note 6, “Bank Premises and Equipment,” and Note 18, “Commitments and Contingent Liabilities” To the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	-
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	-
Salisbury Office	18 Main Street, Salisbury, CT	Owned	-
Sharon Office	29 Low Road, Sharon, CT	Owned	-
Canaan Operations	94 Main Street, Canaan, CT	Owned	-
Canaan Office	100 Main Street, Canaan, CT	Owned	-
Millerton Office	87 Main Street, Millerton, NY	Owned	-
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/10/12
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	-
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	3/26/17

Item 3. LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising out of the ordinary course of business.

The Bank, individually and in its capacity as a former Co-Trustee of the Erling C. Christophersen Revocable Trust (the “Trust”), has been named as a defendant in litigation currently pending in the Connecticut Complex Litigation Docket in Stamford, captioned John Christophersen v. Erling Christophersen, et al., X08-CV-08-5009597S (the “First Action”). The Bank also is a counterclaim-defendant in a related mortgage foreclosure litigation also pending in the Connecticut Complex Litigation Docket in Stamford, captioned Salisbury Bank and Trust Company v. Erling C. Christophersen, et al., X08-CV-10-6005847-S (the “Foreclosure Action,” together with the First Action, the “Actions”). The other parties to the Actions are John R. Christophersen; Erling C. Christophersen, individually and as Co-Trustee of the Trust; Bonnie Christophersen and Elena Dreiske, individually and as Co-Trustees of the Mildred B. Blount Testamentary Trust; People’s United Bank; Law Offices of Gary Oberst, P.C.; Rhoda Rudnick; and Hinckley Allen & Snyder LLP.

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

In addition to the mortgage on the property, the Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title & Insurance Company, which is providing a defense to the Bank in the First Action under a reservation of rights. The Bank denies any wrongdoing, and is actively defending the case. The First Action presently is stayed, by Court order, which was entered pending resolution of a parallel action pending in New York Surrogate’s Court to which the Bank is not a party. That New York action was dismissed in November 2011, and as a result the Bank has moved to lift the stay of the First Action. In the Foreclosure Action, the Bank has moved to strike each of the counterclaims asserted by John Christophersen. Both of these motions await a Court hearing. No discovery has been taken to date.

There are no other material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

For the information required by this item see “Note 23 - Selected Quarterly Consolidated Financial Data (Unaudited)” of Notes to Consolidated Financial Statements.

Holders

There were approximately 1,530 holders of record of the common stock of Salisbury as of March 1, 2012. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Equity Compensation Plan Information

For the information required by this item see “Note 14 – Directors Stock Retainer Plan” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Dividends

For a discussion of Salisbury’s dividend policy and restrictions on dividends see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Dividends”.

Item 6. SELECTED FINANCIAL DATA

The following table contains certain information concerning the financial position and results of operations of Salisbury at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2011	2010	2009	2008	2007
Statement of Income
Interest and dividend income	$24,044	$24,656	$25,866	$26,557	$26,152
Interest expense	5,559	7,497	9,032	10,825	12,432
Net interest and dividend income	18,485	17,159	16,834	15,732	13,720
Provision (credit) for loan losses	1,440	1,000	985	1,279	—
Trust and wealth advisory	2,548	2,102	1,978	2,264	2,050
Service charges and fees	2,090	2,006	1,725	1,930	1,606
Gains on sales of mortgage loans, net	687	816	488	344	387
Mortgage servicing, net	65	97	80	(124)	(50)
Gains on securities, net	11	16	473	600	295
Other-than-temporary impairment losses, net	—	—	(1,128)	(2,955)	—
Other	255	270	459	182	177
Non-interest income	5,656	5,307	4,075	2,241	4,465
Non-interest expense	17,639	17,113	17,506	16,009	13,515
Income before income taxes	5,062	4,353	2,418	685	4,670
Income tax (benefit) provision	950	693	(49)	(421)	870
Net income	4,112	3,660	2,467	1,106	3,800
Net income available to common shareholders	3,588	3,198	2,102	1,106	3,800
Financial Condition
Total assets	$609,284	$575,470	$562,347	$495,754	$461,960
Loans receivable, net	370,766	352,449	327,257	297,367	268,191
Allowance for loan losses	4,076	3,920	3,473	2,724	2,475
Securities	161,876	153,510	151,125	155,916	152,624
Deposits	471,306	430,289	418,203	344,925	317,741
Federal Home Loan Bank of Boston advances	54,615	72,812	76,364	87,914	95,011
Repurchase agreements	12,148	13,190	11,415	11,203	—
Shareholders’ equity	66,862	55,016	52,355	38,939	45,564
Non-performing assets	10,820	10,751	7,720	5,380	1,824
Per Common Share Data
Earnings, diluted and basic	$2.12	$1.90	$1.25	$0.66	$2.26
Cash dividends paid	1.12	1.12	1.12	1.12	1.08
Tangible book value	23.69	20.81	19.12	16.58	19.89
Statistical Data
Net interest margin (fully tax equivalent)	3.51%	3.37%	3.51%	3.74%	3.54%
Efficiency ratio (fully tax equivalent)	68.16	71.51	74.38	71.56	68.74
Effective tax rate	18.77	15.92	(2.03)	(61.45)	18.63
Return on average assets	0.61	0.56	0.39	0.23	0.85
Return on average common shareholders’ equity	7.26	6.93	5.18	2.59	8.71
Dividend payout ratio	52.70	59.09	89.60	169.70	47.79
Allowance for loan losses to total loans	1.09	1.10	1.05	0.91	0.92
Non-performing assets to total assets	1.78	1.87	1.37	1.09	0.39
Tier 1 leverage capital	9.45	8.39	8.39	7.74	8.24
Total risk-based capital	15.97	13.91	12.86	11.59	15.00
Weighted average equivalent shares outstanding, diluted	1,689	1,687	1,686	1,686	1,685
Common shares outstanding at end of period	1,689	1,688	1,687	1,686	1,685

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury’s principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from eight full-service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, and, Dover Plains and Millerton, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut.

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

OVERVIEW

Net income available to common shareholders for 2011 was $3,588,000, or $2.12 per common share, compared with $3,198,000, or $1.90 per common share, for 2010. Selected 2011 highlights are as follows:

•	Earnings per common share increased $0.22, or 11.58%, to $2.12.
	-	Common stock dividends were $1.12 per share, unchanged from 2010.
	-	Preferred stock dividends and accretion were $524,000, versus $462,000 for 2010.
•	Tax equivalent net interest income increased $1,323,000, or 7.27%.
	-	Net interest margin increased 14 basis points to 3.51% from 3.37%
	-	Net loans increased $18.3 million, or 5.20%.
	-	Total deposits increased $41.0 million, or 9.53%.
	-	FHLBB advances decreased $18.2 million, or 24.99%.
•	Provision for loan losses was $1,440,000, versus $1,000,000 for 2010. Net loan charge-offs were $1,284,000 and $553,000, respectively, for 2011 and 2010.
	-	Non-performing assets declined to 1.78% of total assets at December 31, 2011, down from peak of 2.55% of total assets at June 30, 2011, and versus 1.87% of total assets at December 31, 2010.

•	Non-interest income increased $349,000, or 6.58%.
	-	Trust and Wealth Advisory assets under management increased $16.0 million, or 4.64%.
	-	Mortgage loan sales totaled $30.9 million, versus $42.7 million for 2010.
•	Non-interest expense increased $526,000, or 3.07%.
	-	Core efficiency ratio decreased to 68.16%, versus 71.51% for 2010.
•	Tier 1 capital ratio increased to 9.45% at December 31, 2011, versus 8.39% at December 31, 2010.
	-	Elected to participate in the Treasury’s SBLF program by issuing $16.0 million of preferred stock, and simultaneously repurchased the $8.8 million of preferred stock sold to the Treasury in 2009 under the CPP.
	-	Repurchased warrants issued to the Treasury in 2009 under the CPP.

The following discussion and analysis of Salisbury’s consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2011 and 2010

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $1,323,000 in 2011 over 2010. The net interest margin increased 14 basis points to 3.51% from 3.37%, due to a 46 basis points decline in the average cost of interest-bearing liabilities, offset in part by a 26 basis point decline in the average yield on interest-earning assets. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury’s net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Loans (a)	$367,342	$342,555	$308,027	$18,666	$18,483	$18,233	5.08%	5.40%	5.93%
Securities (c)(d)	144,021	155,658	166,608	6,258	7,035	8,673	4.35	4.52	5.21
FHLBB stock	6,032	6,032	5,650	24	—	—	0.40	—	—
Short term funds (b)	39,185	34,822	33,346	127	172	114	0.32	0.49	0.34
Total earning assets	556,580	539,067	513,631	25,075	25,690	27,020	4.51	4.77	5.27
Other assets	35,360	33,567	25,259
Total assets	$591,940	$572,634	$538,890
Interest-bearing demand deposits	$64,625	$56,727	$34,060	437	628	266	0.68	1.11	0.78
Money market accounts	108,983	72,975	65,970	530	379	565	0.49	0.52	0.86
Savings and other	96,317	90,597	80,517	379	528	694	0.39	0.58	0.86
Certificates of deposit	111,042	136,980	148,954	1,819	2,829	4,265	1.64	2.07	2.86
Total interest-bearing deposits	380,967	357,279	329,501	3,165	4,364	5,790	0.83	1.22	1.76
Repurchase agreements	12,510	12,611	11,775	63	90	131	0.50	0.71	1.11
FHLBB advances	57,126	74,896	78,063	2,331	3,043	3,111	4.08	4.06	3.99
Total interest-bearing liabilities	450,603	444,786	419,339	5,559	7,497	9,032	1.23	1.69	2.15
Demand deposits	77,577	69,028	66,202
Other liabilities	3,569	3,876	5,378
Shareholders’ equity	60,191	54,944	47,971
Total liabilities & shareholders’ equity	$591,940	$572,634	$538,890
Net interest income				$19,516	$18,193	$17,988
Spread on interest-bearing funds							3.27	3.08	3.12
Net interest margin (e)							3.51	3.37	3.51

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $1,031,000, $1,034,000 and $1,154,000, respectively for 2011, 2010 and 2009 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2011 versus 2010			2010 versus 2009
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$1,298	$(1,115)	$183	$1,953	$(1,703)	$250
Securities	(516)	(261)	(777)	(532)	(1,106)	(1,638)
FHLBB stock	—	24	24	—	—	—
Short term funds	18	(63)	(45)	6	52	58
Interest-earning assets	800	(1,415)	(615)	1,427	(2,757)	(1,330)
Deposits	(201)	(998)	(1,199)	40	(1,465)	(1,425)
Repurchase agreements	(1)	(26)	(27)	8	(49)	(41)
FHLBB advances	(724)	12	(712)	(127)	58	(69)
Interest-bearing liabilities	(926)	(1,012)	(1,938)	(79)	(1,456)	(1,535)
Net change in net interest income	$1,726	$(403)	$1,323	$1,506	$(1,301)	$205

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

Interest and Dividend Income

Tax equivalent interest and dividend income decreased $615,000, or 2.4%, to $25.1 million in 2011. Loan income increased $183,000, or 1.0%, primarily due to a $24.8 million, or 7.2%, increase in average loans, the benefit from which was substantially offset by a 32 basis point decline in average yield, due to lower market interest rates and their effect on new loan rates, loan re-pricing and loan re-financing activity in 2011.

Tax equivalent interest and dividend income from securities decreased $753,000, or 10.7%, in 2011, as a result of a $11.6 million decrease in average securities, and a 16 basis points decline in average yield, due to lower market interest rates and their effect on new bond yields, bond re-pricing and bond calls in 2011.

Interest from short term funds decreased $45,000 in 2011 as a result of a 17 basis points decline in average yield, offset in part by a $4.3 million increase in average short term funds.

Interest Expense

Interest expense decreased $1.9 million, or 25.9%, to $5.6 million in 2011 as a result of decreases in deposit rates and maturities of FHLBB advances, offset in part by higher average interest bearing deposits.

Interest on interest bearing deposit accounts decreased $1,200,000, or 27.5%, in 2011, as a result a 39 basis point decline in average rate, to 0.83%, offset in part by a $23.7 million, or 6.6%, increase in average interest bearing deposits. The decline in average rate was due to the decline in interest rates and a changes in product mix, as the proportion represented by time deposits decreased to 29.15% from 38.34%, while non-maturity deposits increased to 70.85% from 61.66%.

Interest on retail repurchase agreements decreased $27,000, or 30.0%, as a result of a 21 basis point decline in average rate, to 0.50%, while the average balance was substantially unchanged.

Interest expense on FHLBB advances decreased $712,000, or 23.4%, due to a $17.8 million, or 23.7%, decrease in average advances as a result of scheduled maturities, while the average borrowing rate was substantially unchanged.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,440,000 for 2011, compared with $1,000,000 for 2010. Net loan charge-offs were $1,284,000 and $553,000, for the respective years. The increased provision for loan losses was necessitated by the increased net charge-offs of non-performing loans. The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2011	2010	2009	2008	2007
Balance, beginning of period	$3,920	$3,473	$2,724	$2,475	$2,474
Provision (benefit) or loan losses	1,440	1,000	985	1,279	—
Real estate mortgages	(985)	(437)	(106)	(429)	—
Commercial & industrial	(180)	(95)	(82)	(495)	(21)
Consumer	(201)	(50)	(78)	(151)	(82)
Charge-offs	(1,366)	(582)	(266)	(1,075)	(103)
Real estate mortgages	26	—	—	3	39
Commercial & industrial	29	—	4	15	15
Consumer	27	29	26	27	50
Recoveries	82	29	30	45	104
Net (charge-offs) recoveries	(1,284)	(553)	(236)	(1,030)	1
Balance, end of period	$4,076	$3,920	$3,473	$2,724	$2,475
Loans receivable, gross	$373,838	$355,547	$330,144	$299,698	$270,361
Non-performing loans	8,076	10,141	7,445	5,175	1,824
Accruing loans past due 30-89 days	2,460	1,917	4,098	4,277	4,075
Ratio of allowance for loan losses:
to loans receivable, gross	1.09%	1.10%	1.05%	0.91%	0.92%
to non-performing loans	50.47	38.65	46.65	52.63	135.69
Ratio of non-performing loans
to loans receivable, gross	2.16	2.84	2.25	1.73	0.67
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.66	0.54	1.24	1.43	1.51

Reserve coverage at December 31, 2011, as measured by the ratio of allowance for loan losses to gross loans of 1.09%, was substantially unchanged as compared with 1.10% at December 31, 2010. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $2.0 million to $8.1 million, or 2.16% of gross loans receivable, at December 31, 2011, down from 2.84% at December 31, 2010, while accruing loans past due 30-89 days increased $0.6 million to $2.5 million, or 0.66% of gross loans receivable at December 31, 2011. See “Financial Condition – Loan Credit Quality” below for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Loans	Allowance	Loans	Allowance
Performing loans	$346,302	$2,436	$332,240	$2,500
Potential problem loans	7,289	234	5,744	169
Collectively evaluated	353,591	2,670	337,984	2,669
Performing loans	819	35	—	—
Potential problem loans	6,750	255	2,188	330
Impaired loans	12,678	874	15,375	785
Individually evaluated	20,247	1,164	17,563	1,115
Unallocated allowance	—	242	—	136
Totals	$373,838	$4,076	$355,547	$3,920

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

Years ended December 31,	2011		2010		2009		2008		2007
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential	$1,097	52.47%	$1,115	50.56%	$488	50.91%	$689	50.53%	$515	50.97%
Commercial	1,139	23.81	1,152	22.83	1,428	20.65	1,274	19.21	1,024	18.01
Construction, land &
land development	409	4.75	400	7.39	233	8.61	281	12.88	118	12.59
Home equity credit	382	9.26	361	9.61	397	10.18	73	8.54	76	7.70
Real estate secured	3,027	90.30	3,028	90.39	2,546	90.35	2,317	91.16	1,733	89.27
Commercial & industrial	704	7.85	592	8.29	630	7.97	272	6.99	505	7.77
Consumer	79	1.20	164	1.32	117	1.38	97	1.85	201	2.96
Municipal	24	0.65	—	—	—	—	—	—	—	—
General unallocated	242	—	136	—	180	—	38	—	36	—
Total allowance	$4,076	100.00	$3,920	100.00	$3,473	100.00	$2,474	100.00	$2,475	100.00

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management’s judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2011.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the bank is examined annually on a rotational process by one of its two primary regulatory agencies, the FDIC and CTDOB. As an integral part of their examination process, the FDIC and CTDOB review the Bank’s credit risk ratings and allowance for loan losses. The Bank was examined by the FDIC in May 2011 and by the CTDOB in April 2010.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Trust and wealth advisory	$2,548	$2,102	$1,978	$446	21.2%	$124	6.3%
Service charges and fees	2,090	2,006	1,725	84	4.2	281	16.3
Gains on sales of mortgage loans, net	687	816	488	(129)	(15.8)	401	82.2
Mortgage servicing, net	65	97	80	(32)	(33.0)	(56)	(70.0)
Gains on securities, net	11	16	473	(5)	(31.3)	(457)	(96.6)
Other-than-temporary impairment losses	—	—	(1,128)	—	—	1,128	100.0
Bank-owned life insurance	183	169	394	14	8.3	(225)	(57.1)
Other	72	101	65	(29)	(28.7)	36	55.4
Total non-interest income	$5,656	$5,307	$4,075	$349	6.6%	$1,232	30.2%

Non-interest income increased $349,000, or 6.56%, in 2011 versus 2010. Trust and Wealth Advisory revenues increased $446,000 due to growth in managed assets, higher asset valuations and increased estate fee income. Service charges and fees increased $84,000. Income from sales of mortgage loans decreased $129,000 due to lower volume of residential mortgage loan sales. Mortgage loans sales totaled $30.9 million in 2011 versus $42.7 million in 2010. Income from mortgage loan servicing of mortgage loans decreased $32,000 due primarily to higher mortgage rights amortization expense and lower credit enhancement fees, offset in part by higher servicing fees and a mortgage servicing valuation impairment benefit. Loans serviced for others totaled $114.8 million and $98.2 million at December 31, 2011 and 2010, respectively. Gains on securities represent the accretion of discounts on called securities. BOLI cash surrender value increased $14,000. Other income in 2010 included a $28,000 gain from the sale of real estate.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Salaries	$6,970	$6,816	$6,623	$154	2.3%	$193	2.9%
Employee benefits	2,493	2,253	2,527	240	10.7	(274)	(10.8)
Premises and equipment	2,330	2,099	1,969	231	11.0	130	6.6
Data processing	1,410	1,452	1,473	(42)	(2.9)	(21)	(1.4)
Professional fees	1,099	1,364	1,493	(265)	(19.4)	(129)	(8.6)
Collections and OREO	590	191	45	399	208.9	146	324.4
FDIC assessment	596	735	914	(139)	(18.9)	(179)	(19.6)
Marketing and community contributions	343	319	341	24	7.5	(22)	(6.5)
Printing and stationery	215	276	298	(61)	(22.1)	(22)	(7.4)
Amortization of intangible assets	222	222	164	—	—	58	35.4
Other	1,371	1,386	1,659	(15)	(1.1)	(273)	(16.5)
Non-interest expense	$17,639	$17,113	$17,506	$526	3.1%	$(393)	(2.3)%

Non-interest expense in 2011 increased $526,000, or 3.1%, versus 2010. Salaries increased $154,000 due to changes in staffing levels and mix. Employee benefits increased $240,000 due to higher health and dental benefits expense, caused by year-over-year premium increases and higher staff utilization, and higher 401K Plan expense due to the implementation of a Safe Harbor Plan. The increases were offset in part by lower pension plan expense. Premises and equipment increased $231,000 due primarily to several facilities renovations, equipment replacement and the disposal of assets related to the reorganization of several Bank departments to gain efficiencies. Data processing decreased $42,000 mostly due to lower ATM processing fees in 2011 resulting from vendor rebates. Professional fees decreased $265,000 due to reduced spending on audit, consulting, legal and investment management services. Expenses related to collections and OREO increased $399,000. 2011 included $163,000 of OREO write-downs, OREO carrying costs, and collection related legal and appraisal services. FDIC insurance decreased $139,000 as the Bank benefited from the change in the assessment method. All other operating expenses decreased $52,000.

Income Taxes

The effective income tax rates for 2011 and 2010 were 18.77% and 15.92%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds and bank-owned life insurance. For further information on income taxes, see Note 11 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2011 or 2010, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a PIC. In 2004 Salisbury availed of this legislation by forming a PIC, SBT Mortgage Service Corporation. Salisbury’s income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Comparison of the Years Ended December 31, 2010 and 2009

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $205,000 in 2010 over 2009 due primarily to a $25.4 million, or 5.0%, increase in average earning assets, facilitated by deposit growth, which more than offset a 14 basis point decrease in the net interest margin to 3.37% from 3.51%. The decrease in the net interest margin was mostly due to a 4 basis point decrease in the spread as asset yields declined more than funding rates. The net interest margin was also affected by changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates, and the impact of asset and liability re-pricing.

Interest Income

Tax equivalent interest and dividend income decreased $1,330,000, or 5.0%, to $25.7 million in 2010. Loan income increased $250,000, or 1.4%, primarily due to a $34.5 million, or 11.2%, increase in average loans, the impact of which was substantially offset by lower average yields, down 53 basis points. The decline in the average loan yield was caused by lower market interest rates in 2010 and their effect on loan re-pricing and loan re-financing activity. Tax equivalent interest and dividend income from securities decreased $1,638,000, or 18.9%, in 2010, as a result of lower yields due to portfolio re-pricing and changes in portfolio mix versus 2009, and a $10.9 million decrease in average volume. Income from short term funds increased $58,000 in 2010 as a result of higher yields, up 15 basis points, and a slight increase in the average balance, up $1.5 million.

Interest Expense

Interest expense decreased $1.5 million, or 17.0%, to $7.5 million in 2010 as a result of decreases in interest rates paid, offset in part by higher average interest bearing deposits. Interest on interest bearing deposit accounts decreased $1,426,000, or 24.6%, as a result of lower interest rates paid, offset in part by an increase in average balances and changes in product mix. Average interest-bearing deposits increased $27.8 million, or 8.4%, while their average rate decreased 54 basis points to 1.22%. Interest on retail repurchase agreements decreased $41,000, or 31.3%, as a result of lower interest rates paid, down 40 basis points, offset in part by an $0.8 million increase in average balances. Interest expense on FHLBB advances decreased $69,000 as a result of lower average borrowings, down $3.2 million, offset in part by a higher average borrowing rate, up 7 basis points, due to change in mix.

Provision and Allowance for Loan Losses

The provision for loan losses in 2010 was $1,000,000 compared with $985,000 in 2009, reflecting higher net loan charge-offs of $553,000 in 2010, compared with $236,000 in 2009. Reserve coverage at December 31, 2010, as measured by the ratio of allowance for loan losses to gross loans was up slightly, at 1.10%, as compared with 1.05% at December 31, 2009. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $2.7 million to $10.1 million, or 2.84% of gross loans receivable, at December 31, 2010, up from 2.25% at December 31, 2009, while accruing loans past due 30-89 days decreased $2.1 million to $1.9 million, or 0.54% of gross loans receivable.

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

FINANCIAL CONDITION

Overview

During 2011, Salisbury’s assets grew $33.8 million to $609.3 million at December 31, 2011. Net loans receivable grew $18.3 million, or 5.20%, to $370.8 million. Asset growth was facilitated by deposit growth of $41.0 million, or 9.53%, to $471.3 million at December 31, 2011. At December 31, 2011, Salisbury’s tangible book value per common share was $23.69 and Tier 1 leverage and total risk-based capital ratios were 9.45% and 15.97%, respectively. Both Salisbury and the Bank are categorized as “well capitalized”.

Securities and Short Term Funds

During 2011, securities increased $8.4 million to $161.9 million, while short-term funds (interest-bearing deposits with other banks) increased $6.8 million to $32.1 million as Salisbury increased its liquidity position in light of historically low interest rates and growth in volatile deposits. The carrying values of securities are as follows:

Years ended December 31, (dollars in thousands)	2011	2010	2009
Available-for-Sale
U.S. Treasury bills	$5,528	$5,196	$2,000
U.S. Government agency notes	14,924	41,878	24,832
Municipal bonds	50,796	46,099	47,153
Mortgage backed securities	58,300	19,736	33,927
Collateralized mortgage obligations	21,320	28,428	29,267
SBA pools	3,706	4,901	6,640
Other	1,220	1,184	1,212
Held-to-Maturity
Mortgage backed security	50	56	62
Non-Marketable
FHLBB stock	6,032	6,032	6,032
Total Securities	$161,876	$153,510	$151,125

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at December 31, 2011.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis. The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2011	$5,158	$4,385	$4,144
December 31, 2010	5,846	4,768	4,378
December 31, 2009	6,890	5,583	4,409

Accumulated other comprehensive gain at December 31, 2011 included net unrealized holding gains, net of tax, of $1,353,000, a gain of $3,935,000 over December 31, 2010.

Loans

During 2011, net loans receivable increased $18.3 million, or 5.2%, to $370.8 million at December 31, 2011, compared with loan growth of $25.2 million, or 7.7% in 2010.

Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2011, Salisbury originated $43.7 million of residential mortgage loans and $5.6 million of home equity loans for the portfolio, compared with $43.6 million and $8.1 million, respectively, in 2010. During 2011, total residential mortgage and home equity loans receivable grew by $10.9 million to $230.8 million at December 31, 2011, and represent 62% of loans receivable, substantially unchanged from 2010. During 2011, Salisbury’s residential mortgage lending department also originated and sold $30.9 million of residential mortgage loans, compared with $43.8 million during 2010. Substantially all loans sold were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounting to $4.5 million at December 31, 2011, and representing 1.2% of loans receivable, remained substantially unchanged from 2010.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities, and provides short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the SBA and USDA Government Guaranteed Lending Programs, however, such loans represent a very small percent of the commercial loan portfolio. During 2011, total commercial real estate, commercial and industrial and municipal loans increased $8.5 million to $120.8 million at December 31, 2011, and represent 32% of loans receivable, substantially unchanged from December 31, 2010.

The principal categories of loans receivable and loans held-for-sale are as follows:

Years ended December 31, (in thousands)	2011	2010	2009	2008¹	2007²
Residential 1-4 family	$187,676	$173,932	$165,249	$148,749	$134,976
Residential 5+ multifamily	3,187	2,889	2,643	2,691	2,807
Construction of residential 1-4 family	5,305	8,948	2,817	6,926	—
Home equity credit	34,621	34,164	33,569	25,608	20,818
Residential real estate	230,789	219,933	204,278	183,974	158,601
Commercial	81,958	75,495	68,085	57,810	48,702
Construction of commercial	7,069	7,312	8,706	—	—
Commercial real estate	89,027	82,807	76,791	57,810	48,702
Farm land	4,925	5,690	5,577	5,297	5,121
Vacant land	12,828	12,979	11,656	—	—
Construction, land development and vacant land	—	—	—	26,106	28,927
Real estate secured	337,569	321,409	298,302	273,187	241,351
Commercial and industrial	29,358	25,123	24,014	19,597	19,970
Municipal	2,415	4,338	2,284	1,363	1,035
Consumer	4,496	4,677	5,544	5,551	8,005
Loans receivable, gross	373,838	355,547	330,144	299,698	270,361
Deferred loan origination costs, net	1,004	822	586	393	305
Allowance for loan losses	(4,076)	(3,920)	(3,473)	(2,724)	(2,475)
Loans receivable, net	$370,766	$352,449	$327,257	$297,367	$268,191
Loans held-for-sale
Residential 1-4 family	$948	$1,184	$665	$2,314	$120

¹ Loans for construction of commercial real estate and vacant land are included in loans for construction, land development and vacant land.

² Loans for construction of commercial and residential real estate and vacant land are included in loans for construction, land development and vacant land.

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2011 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Residential	$29,061	$79,116	$87,991	$196,168
Home equity credit	7,342	16,105	11,174	34,621
Commercial	16,488	41,183	24,287	81,958
Commercial construction	1,640	2,422	3,007	7,069
Land	2,009	4,537	11,207	17,753
Real estate secured	56,540	143,363	137,666	337,569
Commercial and industrial	8,571	14,223	6,564	29,358
Municipal	1,114	711	590	2,415
Consumer	1,457	2,034	1,005	4,496
Loans receivable, gross	$67,682	$160,331	$145,825	$373,838

The composition of loans receivable due after one year with fixed and variable or adjustable interest rates is as follows:

December 31, 2011 (in thousands)	Fixed interest rates	Adjustable interest rates
Residential	$62,063	$105,044
Home equity credit	—	27,279
Commercial	10,067	55,403
Commercial construction	1,077	4,352
Land	2,491	17,480
Real estate secured	75,698	205,330
Commercial and industrial	7,648	13,140
Municipal	644	656
Consumer	2,303	735
Loans receivable, gross	$86,342	$219,861

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During 2011 total impaired and potential problem loans increased $3.4 million to $26.7 million, or 7.1% of gross loans receivable at December 31, 2011, from $23.3 million, or 6.6% of gross loans receivable at December 31, 2010.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

Years ended December 31, (in thousands)	2011	2010
Pass	$314,551	$292,815
Special mention	32,570	39,415
Performing loans	347,121	332,230
Substandard	14,039	7,932
Doubtful	—	10
Potential problem loans	14,039	7,942
Pass
Troubled debt restructured loans, accruing	1,379	—
Special mention
Troubled debt restructured loans, accruing	1,413	—
Substandard
Troubled debt restructured loans, accruing	1,810	5,330
Troubled debt restructured loans, non-accrual	1,753	4,254
All other non-accrual loans	6,323	5,791
Impaired loans	12,678	15,375
Loans receivable, gross	$373,838	$355,547

Changes in impaired and potential problem loans are as follows:

	2011
	Impaired loans
December 31, (in thousands)	Non-accrual	Accruing	Potential problem loans	Total
Loans placed on non-accrual status	$3,339	$(264)	$(2,182)	$893
Loan risk rating downgrades to substandard	—	—	11,255	11,255
Loan risk rating upgrades from substandard	—	—	(2,372)	(2,372)
Loan repayments	(975)	(18)	(594)	(1,587)
Loan charge-offs	(1,276)	(30)	—	(1,306)
Loan no longer classified as troubled debt restructuring	—	(417)	—	(417)
Real estate acquired in settlement of loans	(3,057)	—	—	(3,057)
Increase (decrease) in loans	$(1,969)	$(729)	$6,107	$3,409

During 2011 Salisbury downgraded the risk ratings of $11.3 million of loans to substandard, placed $3.3 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $1.3 million of losses primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance, loan repayments, real estate acquired in settlement of loans and a loan restructured in 2010 whose designation as troubled debt restructured was removed due to satisfactory performance.

Salisbury has cooperative relationships with the vast majority of its non-performing loan customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. Salisbury pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, Salisbury will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

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

Credit Risk Ratings

Salisbury assigns credit risk ratings to loans receivable in order to manage credit risk and to determine the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. Salisbury’s rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are ratings (special mention, substandard, doubtful and loss) defined by the bank’s regulatory agencies, the FDIC and CTDOB. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

•	Loans risk rated as “special mention” possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

•	Loans risk rated as “substandard” are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

•	Loans risk rated as “doubtful” have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.

•	Loans risk rated as “loss” are considered uncollectible and of such little value, that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio and risk ratings are examined annually on a rotating basis by its two primary regulatory agencies, the FDIC and CTDOB.

Impaired Loans

Impaired loans decreased $2.7 million during 2011 to $12.7 million, or 3.39% of gross loans receivable at December 31, 2011, from $15.4 million, or 4.32% of gross loans receivable at December 31, 2010. The components of impaired loans are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Troubled debt restructurings, accruing	$4,602	$5,330	$4,566
Troubled debt restructurings, non-accrual	1,753	4,254	2,341
All other non-accrual loans	6,323	5,791	5,098
Impaired loans	$12,678	$15,375	$12,005

Non-Performing Assets

Non-performing assets remained substantially unchanged at December 31, 2011 at $10.8 million, or 1.87% of assets, as compared with December 31, 2010, after peaking at $15.1 million, or 2.55% of total assets, at June 30, 2011. The components of non-performing assets are as follows:

Years ended December 31, (in thousands)	2011	2010	2009	2008	2007
Commercial	$2,337	$2,923	$2,226	$4,198	$—
Vacant land	3,658	4,018	3,535	—	—
Residential 1-4 family	1,240	2,534	765	494	948
Home equity credit	173	362	367	75	51
Real estate secured	7,408	9,837	6,893	4,767	999
Commercial and industrial	668	208	546	308	9
Non-accrual loans	8,076	10,045	7,439	5,075	1,008
Accruing loans past due 90 days and over	—	96	6	100	816
Non-performing loans	8,076	10,141	7,445	5,175	1,824
Real estate acquired in settlement of loans, net	2,744	610	275	205	—
Non-performing assets	$10,820	$10,751	$7,720	$5,380	$1,824

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Income in accordance with original terms	$811	$524	$414
Income recognized	111	189	152
Reduction in interest income	$700	$335	$262

The past due status of non-performing loans is as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Current	$734	$2,931	$3,105
Past due 1-29 days	138	219	—
Past due 30-59 days	134	541	349
Past due 60-89 days	—	1,050	405
Past due 90-179 days	1,095	683	321
Past due 180 days and over	5,975	4,717	3,265
Total non-performing loans	$8,076	$10,141	$7,445

At December 31, 2011, 9.09% of non-accrual loans were current with respect to loan payments, compared with 28.9% at December 31, 2010. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 3 of Part I, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $3.2 million in 2011 to $6.4 million, or 1.70% of gross loans receivable, from $9.6 million, or 2.70% of gross loans receivable at December 31, 2010. The components of troubled debt restructured loans are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Residential 1-4 family	$2,163	$3,377	$2,708
Commercial	1,970	1,677	1,857
Real estate secured	4,133	5,054	4,565
Commercial and industrial	469	276	—
Accruing troubled debt restructured loans	4,602	5,330	4,565
Residential 1-4 family	52	552	176
Commercial	1,132	2,923	2,008
Vacant land	461	621	—
Real estate secured	1,645	4,096	2,184
Commercial and Industrial	108	158	158
Non-accrual troubled debt restructured loans	1,753	4,254	2,342
Troubled debt restructured loans	$6,355	$9,584	$6,907

The past due status of troubled debt restructured loans is as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Current	$3,375	$4,798	$4,565
Past due 1-29 days	1,072	375	—
Past due 30-59 days	155	157	—
Accruing troubled debt restructured loans	4,602	5,330	4,565
Current	251	2,585	1,992
Past due 1-29 days	—	169	—
Past due 30-59 days	98	378	—
Past due 60-89 days	—	—	350
Past due 90-179 days	493	346	—
Past due 180 days and over	911	776	—
Non-accrual troubled debt restructured loans	1,753	4,254	2,342
Total troubled debt restructured loans	$6,355	$9,584	$6,907

At December 31, 2011, 57.06% of troubled debt restructured loans were current with respect to loan payments, as compared with 77.03% at December 31, 2010.

Past Due Loans

Loans past due 30 days or more increased $756,000 during 2011 to $9.7 million, or 2.59% of gross loans receivable at December 31, 2011, compared with $8.9 million, or 2.51% of gross loans receivable at December 31, 2010. The components of loans past due 30 days or greater are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Past due 30-59 days	$1,999	$1,188	$2,821
Past due 60-89 days	461	730	1,272
Past due 90-179 days	—	96	5
Accruing loans	2,460	2,014	4,098
Past due 30-59 days	134	541	349
Past due 60-89 days	—	1,050	405
Past due 90-179 days	1,095	587	315
Past due 180 days and over	5,975	4,716	3,265
Non-accrual loans	7,204	6,894	4,334
Total loans past due 30 days and over	9,664	$8,908	$8,432

Potential Problem Loans

Potential problem loans increased $6.1 million during 2011 to $14.0 million, or 3.76% of gross loans receivable at December 31, 2011, compared with $7.9 million, or 2.23% of gross loans receivable at December 31, 2010. The components of potential problem loans are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Residential 1-4 family	$3,367	$2,483	$2,266
Residential 5+ multifamily	—	89	—
Construction of residential 1-4 family	—	75	75
Home equity credit	1,154	817	—
Residential real estate	4,521	3,464	2,341
Commercial	7,391	2,327	7,796
Construction of commercial	450	47	—
Commercial real estate	7,841	2,374	7,796
Farm land	830	881	1,246
Vacant land	249	249	365
Real estate secured	13,441	6,968	11,748
Commercial and Industrial	534	897	1,640
Consumer	64	67	2
Other classified loans receivable	$14,039	$7,932	$13,390

The past due status of potential problem loans is as follows:

Years ended December 31, (in thousands)	2011	2010
Current	$10,771	$5,757
Past due 1-29 days	2,837	1,233
Past due 30-59 days	385	357
Past due 60-89 days	46	534
Past due 90-179 days	—	51
Total potential problem loans	$14,039	$7,932

At December 31, 2011, 76.73% of potential problem loans were current with respect to loan payments, as compared with 72.59% at December 31, 2010.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $41.0 million, or 9.53%, during 2011 to $471.3 million at December 31, 2011, compared with $430.3 million at December 31, 2010. Retail repurchase agreements decreased $1.0 million during 2011 to $12.1 million at December 31, 2011, compared with $13.2 million at December 31, 2010.

Deposit growth resulted primarily from an increase in deposit balances from a single relationship, the Bank’s largest, and which totals $47.3 million, or 10.05% of total deposits at December 31, 2011.

Salisbury has eight full-service offices located in Litchfield, Berkshire and Dutchess Counties in Connecticut, Massachusetts and New York respectively. Scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

December 31, 2011 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit over $100,000	$6,973	$6,927	$7,792	$19,251	$40,943

FHLBB advances decreased $18.2 million during 2011 to $54.6 million at December 31, 2011, compared with $72.8 million at December 31, 2010. The decreases were due to scheduled maturities and principal payments.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2011 include operating leases, contractual purchases and certain pension and other benefit plans. For further discussion regarding operating leases see Note 18 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2011. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2011 (in thousands) By Remaining Maturity	Within 1 year	Within 1-3 years	Within 4-5 years	After 5 years	Total
Residential	$5	$521	$—	$1,033	$1,559
Home equity credit	1,693	149	1,163	27,924	30,929
Commercial	284	1,714	1,264	3,388	6,650
Land	290	—	—	—	290
Real estate secured	2,272	2,384	2,427	32,345	39,428
Commercial and industrial	849	2,204	436	8,226	11,715
Consumer	1,313	—	25	20	1,358
Unadvanced portions of loans	4,434	4,588	2,888	40,591	52,501
Commitments to originate loans	—	—	—	—	—
Standby letters of credit	34	—	—	—	34
Total	$4,468	$4,588	$2,888	$40,591	$52,535

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At December 31, 2011, Salisbury’s liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 33.70%, substantially unchanged from 28.4% at December 31, 2010. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2011 provided net cash of $6.8 million. Investing activities utilized net cash of $23.2 million, principally for securities purchases of $45.8 million and net loan advances of $22.6 million, offset in part by securities repayments and maturities of $43.1 million and the maturity of an interest bearing time deposit with other banks of $5.0 million. Financing activities provided net cash of $26.5 million, principally, from net deposit and repurchase agreement growth of $40.0 million and proceeds from issuance of preferred stock of $16.0 million, offset in part by a net decrease in FHLBB advances of $18.2 million, redemption of preferred stock of $8.8 million and cash dividend payments, on common and preferred stock, of $2.3 million.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $11.8 million in 2011 to $66.9 million at December 31, 2011. Book value and tangible book value per common share increased $2.75 and $2.89, respectively, to $30.12 and $23.69, respectively, compared with $27.37 and $20.81, respectively, at December 31, 2010. Contributing to the increase in shareholders’ equity for 2011 was net income of $4.1 million, other comprehensive gain of $3.1 million, preferred stock issuance to the Treasury of $16.0 million for SBLF participation, less the preferred stock and warrant repurchases from the Treasury of $8.8 million and $205,000, respectively, to exit CPP, and common stock issuance of $28,000, less common and preferred stock dividends and preferred stock accretion of $1.9 million, $446,000 and $78,000, respectively. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $3.9 million, offset in part by pension plan loss, net of tax, of $871,000. The increase in unrealized gains on securities available-for-sale and the pension plan liability resulted from the decline in market interest rates in 2011.

Preferred Stock

In August 2011, Salisbury issued to the Treasury $16 million of its Series B Preferred Stock under the SBLF program. The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Common Stock.

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ended September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the initial and subsequent quarterly dividend period ended September 30, 2011 and December 31, 2011, were 2.45100% and 1.55925%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On December 31, 2011, Salisbury declared a Series B Preferred Stock dividend of $63,756, payable on January 3, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Simultaneously with the receipt of the SBLF capital, Salisbury repurchased for $8.8 million all of its Series A Preferred Stock sold to the Treasury in 2009 under the CPP, a part of TARP, and made a payment for accrued dividends. The transaction resulted in net capital proceeds to Salisbury of $7.2 million, of which Salisbury invested $6.5 million, or 90%, in the Bank as Tier 1 Capital.

As part of the CPP, Salisbury had issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. The Warrant was repurchased for $205,000 on November 2, 2011 and simultaneously cancelled.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank are considered to be “well capitalized” for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Salisbury and the Bank’s regulatory capital ratios are as follows:

	Well	December 31, 2011		December 31, 2010
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	15.97%	13.16%	13.91%	11.11%
Tier 1 Capital (to risk-weighted assets)	6.00	14.88	12.08	12.84	10.06
Tier 1 Capital (to average assets)	5.00	9.45	7.77	8.39	6.72

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

Dividends

During 2011, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $1,891,000. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 24, 2012 to shareholders of record on February 10, 2012. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

During 2010, Salisbury declared three and paid four quarterly common stock dividends of $0.28 each totaling $1.9 million. In November 2009, Salisbury amended its dividend policy to coincide future quarterly common stock dividend declarations with quarterly earnings announcements made approximately four weeks after the end of future quarterly reporting periods. Prior to this amendment, dividend declarations were generally announced prior to the end of a reporting period. The timing of dividend payments remained substantially unchanged. Consequently, on February 4, 2010 Salisbury announced both its financial results for the fourth quarter of 2009 and its declaration on January 29, 2010 of a common stock dividend of $0.28 per common share, payable on February 26, 2010. For the corresponding prior year period, Salisbury announced a common stock dividend of $0.28 per common share on November 26, 2008, payable on January 31, 2009, and announced its financial results for the fourth quarter of 2008 on March 20, 2009.

During 2011 Salisbury declared Preferred Stock Series A and Series B dividends of $343,000 and $103,000, respectively, to the Treasury.

Salisbury’s ability to pay cash dividends is dependent on the Bank’s ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law, the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations. The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

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

Salisbury believes that the payment of common stock cash dividends is appropriate, provided that such payment considers Salisbury’s capital needs, asset quality, and overall financial condition and does not adversely affect the financial stability of Salisbury or the Bank. The continued payment of common stock cash dividends by Salisbury will be dependent on Salisbury’s future core earnings, financial condition and capital needs, regulatory restrictions, and other factors deemed relevant by the Board of Directors of Salisbury.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2011 analysis, three of the simulations incorporate management’s growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2011 ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 250 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 75 basis points for the 10-year Treasury; and (4) two step shock rising interest rates – ranging from 400 basis points for short term rates (200 basis points each year) to 305 basis points for the 10-year Treasury (175 basis points for year one and 130 basis points for year two). Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2011 net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2011.

December 31, 2011 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(12.87)%	(8.85)%
Immediately falling interest rates (management’s growth assumptions)	(0.35)	(2.03)
Gradually rising interest rates (management’s growth assumptions)	(7.56)	(14.81)

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

December 31, 2011 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(244)	$(475)
U.S. Government agency notes	(270)	(594)
Municipal bonds	(2,738)	(6,364)
Mortgage backed securities	(1,874)	(4,174)
Collateralized mortgage obligations	(739)	(1,453)
SBA pools	(11)	(21)
Other	—	—
Total available-for-sale debt securities	$(5,873)	$(13,081)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets	39
Consolidated Statements of Income	40
Consolidated Statements of Changes in Shareholders’ Equity	41
Consolidated Statements of Cash Flows	42-43
Notes to Consolidated Financial Statements	44-72

To the Board of Directors

Salisbury Bancorp, Inc.

Lakeville, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company P.C.

West Peabody, Massachusetts
March 9, 2012

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

Years ended December 31, (dollars in thousands, except par value)	2011	2010
ASSETS
Cash and due from banks	$4,829	$6,694
Interest bearing demand deposits with other banks	32,057	20,214
Total cash and cash equivalents	36,886	26,908
Interest bearing time deposits with other banks	—	5,000
Securities
Available-for-sale at fair value	155,794	147,422
Held-to-maturity at amortized cost (fair value: $52 and $58)	50	56
Federal Home Loan Bank of Boston stock at cost	6,032	6,032
Loans held-for-sale	948	1,184
Loans receivable, net (allowance for loan losses: $4,076 and $3,920)	370,766	352,449
Investment in real estate	—	75
Other real estate owned	2,744	610
Bank premises and equipment, net	12,023	12,254
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,523 and $1,301)	1,020	1,242
Accrued interest receivable	2,126	2,132
Cash surrender value of life insurance policies	7,037	3,854
Deferred taxes	829	2,540
Other assets	3,200	3,883
Total Assets	$609,284	$575,470
LIABILITIES and SHAREHOLDERS’ EQUITY
Deposits
Demand (non-interest bearing)	$82,202	$71,565
Demand (interest bearing)	66,332	63,258
Money market	124,566	77,089
Savings and other	94,503	93,324
Certificates of deposit	103,703	125,053
Total deposits	471,306	430,289
Repurchase agreements	12,148	13,190
Federal Home Loan Bank of Boston advances	54,615	72,812
Accrued interest and other liabilities	4,353	4,163
Total Liabilities	542,422	520,454
Shareholders’ Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; issued: 16,000 (Series B) and 8,816 (Series A);
Liquidation preference: $1,000 per share	16,000	8,738
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,688,731 and 1,687,661	169	168
Common stock warrants outstanding	—	112
Paid-in capital	13,134	13,200
Retained earnings	38,264	36,567
Accumulated other comprehensive loss, net	(705)	(3,769)
Total Shareholders’ Equity	66,862	55,016
Total Liabilities and Shareholders’ Equity	$609,284	$575,470

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2011	2010	2009
Interest and dividend income
Interest and fees on loans	$18,666	$18,483	$18,233
Interest on debt securities
Taxable	3,041	3,770	5,028
Tax exempt	2,210	2,231	2,491
Other interest and dividends	127	172	114
Total interest and dividend income	24,044	24,656	25,866
Interest expense
Deposits	3,165	4,364	5,790
Repurchase agreements	63	90	131
Federal Home Loan Bank of Boston advances	2,331	3,043	3,111
Total interest expense	5,559	7,497	9,032
Net interest and dividend income	18,485	17,159	16,834
Provision for loan losses	1,440	1,000	985
Net interest and dividend income after provision for loan losses	17,045	16,159	15,849
Non-interest income
Gains on securities, net	11	16	473
Trust and wealth advisory	2,548	2,102	1,978
Service charges and fees	2,090	2,006	1,725
Gains on sales of mortgage loans, net	687	816	488
Mortgage servicing, net	65	97	80
Other	255	270	459
Total non-interest income, excluding other-than-temporary impairment losses	5,656	5,307	5,203
Other-than-temporary impairment losses on securities	—	—	(2,302)
Portion of loss recognized in other comprehensive income (before tax)	—	—	1,174
Net other-than-temporary impairment losses recognized in earnings	—	—	(1,128)
Total non-interest income	5,656	5,307	4,075
Non-interest expense
Salaries	6,970	6,816	6,623
Employee benefits	2,493	2,253	2,527
Premises and equipment	2,330	2,099	1,969
Data processing	1,410	1,452	1,473
Professional fees	1,099	1,364	1,493
Collections and OREO	590	191	45
FDIC insurance	596	735	914
Marketing and community support	343	319	341
Amortization of intangibles	222	222	164
Other	1,586	1,662	1,957
Total non-interest expense	17,639	17,113	17,506
Income before income taxes	5,062	4,353	2,418
Income tax provision (benefit)	950	693	(49)
Net income	$4,112	$3,660	$2,467
Net income available to common shareholders	$3,588	$3,198	$2,102

Basic and diluted earnings per common share	$2.12	$1.90	$1.25
Common dividends per share	1.12	1.12	0.84

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
(dollars in thousands)	Shares	Amount	Preferred Stock	Warrants	Paid-in capital	Retained earnings	Accumulated other comp- rehensive loss	Total share-holders’ equity
Balances at December 31, 2008	1,685,861	$168	$—	$—	$13,158	$34,518	$(8,905)	$38,939
Net income for year	—	—	—	—	—	2,467	—	2,467
Other comprehensive income, net of tax	—	—	—	—	—	—	3,827	3,827
Total comprehensive income								6,294
Issuance of preferred stock and warrants	—	—	8,704	112	—	—	—	8,816
Amortization (accretion) of preferred stock	—	—	13	—	—	(13)	—	—
Common stock dividends declared	—	—	—	—	—	(1,417)	—	(1,417)
Preferred stock dividends paid	—	—	—	—	—	(296)	—	(296)
Issuance of common stock for
directors fees	840	—	—	—	19	—	—	19
Balances at December 31, 2009	1,686,701	168	8,717	112	13,177	35,259	(5,078)	52,355
Net income for year	—	—	—	—	—	3,660	—	3,660
Other comprehensive income, net of tax	—	—	—	—	—	—	1,309	1,309
Total comprehensive income								4,969
Amortization (accretion) of preferred stock	—	—	21	—	—	(21)	—	—
Common stock dividends declared	—	—	—	—	—	(1,890)	—	(1,890)
Preferred stock dividends paid	—	—	—	—	—	(441)	—	(441)
Issuance of common stock for
directors fees	960	—	—	—	23	—	—	23
Balances at December 31, 2010	1,687,661	168	8,738	112	13,200	36,567	(3,769)	55,016
Net income for year	—	—	—	—	—	4,112	—	4,112
Other comprehensive income, net of tax	—	—	—	—	—	—	3,064	3,064
Total comprehensive income								7,176
Amortization (accretion) of preferred stock	—	—	78	—	—	(78)	—	—
Issuance of Series B preferred stock	—	—	16,000	—	—	—	—	16,000
Redemption of Series A preferred stock	—	—	(8,816)	—	—	—	—	(8,816)
Repurchase of Common Stock Warrants	—	—	—	(112)	(93)	—	—	(205)
Common stock dividends declared	—	—	—	—	—	(1,891)	—	(1,891)
Preferred stock dividends declared	—	—	—	—	—	(446)	—	(446)
Issuance of common stock for director fees	1,070	1	—	—	27	—	—	28
Balances at December 31, 2011	1,688,731	$169	$16,000	$—	$13,134	$38,264	$(705)	$66,862

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2011	2010	2009
Operating Activities
Net income	$4,112	$3,660	$2,467
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	369	483	652
Bank premises and equipment	850	787	709
Core deposit intangible	222	222	164
Mortgage servicing rights	240	197	167
Fair value adjustment on loans	42	42	47
Fair value adjustment on deposits and borrowings	—	—	(54)
(Gains) and losses
Sales and calls of securities available-for-sale, net	(11)	(16)	(473)
Other real estate owned	231	15	86
Life insurance policies settlement	—	—	(129)
Loss on sale/disposals of premises and equipment	—	6	—
Impairment loss on securities recognized in earnings	—	—	1,128
Provision for loan losses	1,440	1,000	985
Decrease (increase) in loans held-for-sale	236	(519)	1,649
Increase in deferred loan origination fees and costs, net	(182)	(236)	(193)
Mortgage servicing rights originated	(329)	(453)	(367)
Increase (decrease) in mortgage servicing rights impairment reserve	12	(20)	(88)
Decrease in interest receivable	6	45	503
Deferred tax expense (benefit)	130	71	(1,060)
Decrease (increase) in prepaid expenses	576	757	(2,542)
Increase in cash surrender value of life insurance policies	(183)	(169)	(265)
Decrease (increase) in income tax receivable	147	(824)	437
Decrease (increase) in other assets	41	149	(63)
(Decrease) increase in accrued expenses	(442)	270	129
(Decrease) increase in interest payable	(164)	(88)	25
(Decrease) increase in other liabilities	(587)	62	230
Issuance of shares for directors’ fees	28	23	19
Net cash provided by operating activities	6,784	5,464	4,163
Investing Activities
Purchase of interest-bearing time deposits with other banks	—	—	(5,000)
Proceeds from maturities of interest-bearing time deposits with other banks	5,000	—	—
Purchases of Federal Home Loan Bank of Boston stock	—	—	(709)
Purchases of securities available-for-sale	(45,831)	(52,932)	(110,728)
Proceeds from sales of securities available-for-sale	—	—	37,818
Proceeds from calls of securities available-for-sale	27,565	24,745	42,044
Proceeds from maturities of securities available-for-sale	15,498	27,221	32,207
Proceeds from maturities of securities held-to-maturity	6	6	4
Loan originations and principal collections, net	(22,556)	(26,443)	(28,554)
Recoveries of loans previously charged-off	82	29	30
Proceeds from sales of other real estate owned	492	66	94
Proceeds from life insurance policies settlement	—	—	534
Purchase of life insurance policies	(3,000)	—	—
Proceeds from sales/disposals of premises and equipment	200	382	—
Capital expenditures	(821)	(2,906)	(3,565)
Proceeds from sales of investment in real estate	75	—	—
Cash and cash equivalents acquired
Webster Bank N.A.	—	—	8,121
Net cash utilized by investing activities	(23,290)	(29,832)	(27,704)

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2011	2010	2009
Financing Activities
Increase in deposit transaction accounts, net	62,367	40,572	39,153
(Decrease) increase in time deposits, net	(21,350)	(28,486)	22,679
(Decrease) increase in securities sold under agreements to repurchase, net	(1,042)	1,775	212
Federal Home Loan Bank of Boston advances	—	—	12,000
Principal payments on Federal Home Loan Bank of Boston advances	(18,197)	(3,552)	(2,618)
(Decrease) increase in short term Federal Home Loan Bank of Boston advances, net	—	—	(20,878)
Proceeds from issuance of Series B preferred stock	16,000	—	8,816
Redemption of Series A preferred stock	(8,816)	—	—
Redemption of common stock warrants	(205)	—	—
Common stock dividends paid	(1,891)	(1,890)	(1,889)
Series A and Series B preferred stock dividends paid	(382)	(441)	(296)
Net cash provided by financing activities	26,484	7,978	57,179
Net increase (decrease) in cash and cash equivalents	9,978	(16,390)	33,638
Cash and cash equivalents, beginning of year	26,908	43,298	9,660
Cash and cash equivalents, end of year	$36,886	$26,908	$43,298
Cash paid during year
Interest	$5,723	$7,585	$9,064
Income taxes	673	1,446	574
Non-cash transfers
From loans to other real estate owned	3,057	610	400
From other real estate owned to loans	200	194	150
Webster Bank, N.A. branch acquisition
Cash and cash equivalents acquired	—	—	8,121
Net loans acquired	—	—	2,455
Fixed assets acquired	—	—	403
Accrued interest receivable acquired	—	—	7
Deposits assumed	—	—	11,446
Accrued interest payable assumed	—	—	3
Core deposit intangible	—	—	463

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury is the bank holding company for Salisbury Bank, a State chartered commercial bank. Salisbury’s activity is currently limited to the holding of the Bank’s outstanding capital stock and the Bank is Salisbury’s only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the “FDIC”) insured commercial bank headquartered in Lakeville, Connecticut. The Bank’s principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through eight full-service offices located in Litchfield, Berkshire and Dutchess Counties in Connecticut, Massachusetts and New York, respectively. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

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

Certain reclassifications have been made to the 2010 and 2009 financial statements to make them consistent with the 2011 presentation.

Salisbury’s loans collateralized by real estate and all other real estate owned (“OREO”) are located principally in northwestern Connecticut and nearby New York and Massachusetts towns, which constitute Salisbury’s service area. Accordingly, the collectability of a substantial portion of the loan portfolio and OREO is particularly susceptible to changes in market conditions in Salisbury’s service area. While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in local economic conditions, particularly in Salisbury’s service area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Salisbury’s allowance for loan losses and valuation of OREO. Such agencies may require Salisbury to recognize additions to the allowance or write-downs based on their judgments of information available to them at the time of their examination.

Securities

Securities that may be sold as part of Salisbury’s asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair market value. Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders’ equity. Securities that Salisbury has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities are reviewed regularly for other-than-temporary impairment (“OTTI”). Premiums and discounts are amortized or accreted utilizing the interest method over the life or call of the term of the investment security. For any debt security with a fair value less than its amortized cost basis, Salisbury will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, Salisbury will recognize a full impairment charge to earnings. For all other debt securities that are considered OTTI and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The OTTI related to all other factors will be recorded in other comprehensive income. Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB continued to declare modest cash dividends through 2011. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2011. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

The accrual of interest on loans, including troubled debt restructured loans, is generally discontinued when principal or interest is past due by 90 days or more, or earlier when, in the opinion of management, full collection of principal or interest is unlikely, except for loans that are well collateralized, in the process of collection and where full collection of principal and interest is assured. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current income. Income on such loans, including impaired loans, is then recognized only to the extent that cash is received and future collection of principal is probable. Loans, including troubled debt restructured loans, are restored to accrual status when principal and interest payments are brought current and future payments are reasonably assured, following a sustained period of repayment performance by the borrower in accordance with the loan’s contractual terms.

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

The determination of the adequacy of the allowance is based on management’s ongoing review of numerous factors, including the growth and composition of the loan portfolio, historical loss experience over an economic cycle, probable credit losses based upon internal and external portfolio reviews, credit risk concentrations, changes in lending policy, current economic conditions, analysis of current levels and asset quality, delinquency levels and trends, estimates of the current value of underlying collateral, the performance of individual loans in relation to contract terms, and other pertinent factors.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity credit) commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management’s general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

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

Loans individually evaluated for impairment

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

Salisbury periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the acquisition method of accounting. Salisbury’s assets at December 31, 2011, and 2010, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc. and $319,000 arising from the 2007 purchase of a branch office in New York State. See Note 7.

On an annual basis, management assesses intangible assets for impairment and at December 31, 2011, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-12 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and were applied retrospectively to the beginning of the 2011 annual period. The adoption of ASU 2011-02 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2011
Available-for-sale
U.S. Treasury notes	$5,000	$528	$—	$5,528
U.S. Government Agency notes	14,544	380	—	14,924
Municipal bonds	50,881	1,067	(1,152)	50,796
Mortgage backed securities
U.S. Government Agencies	57,193	1,126	(19)	58,300
Collateralized mortgage obligations
U.S. Government Agencies	7,077	76	—	7,153
Non-agency	14,300	355	(488)	14,167
SBA bonds	3,629	77	—	3,706
Corporate bonds	1,100	4	—	1,104
Preferred Stock	20	96	—	116
Total securities available-for-sale	$153,744	$3,709	$(1,659)	$155,794
Held-to-maturity
Mortgage backed security	$50	$2	$—	$52
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$—	$—	$6,032

(1) Net of other-than-temporary impairment write-down recognized in earnings.

(in thousands)	Amortized cost (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2010
Available-for-sale
U.S. Treasury notes	$4,999	$197	$—	$5,196
U.S. Government Agency notes	41,590	380	(92)	41,878
Municipal bonds	51,330	139	(5,371)	46,098
Mortgage backed securities
U.S. Government Agencies	19,190	566	(20)	19,736
Collateralized mortgage obligations
U.S. Government Agencies	9,283	29	(1)	9,311
Non-agency	19,002	714	(599)	19,117
SBA bonds	4,831	70	—	4,901
Corporate bonds	1,089	41	—	1,130
Preferred Stock	20	35	—	55
Total securities available-for-sale	$151,334	$2,171	$(6,083)	$147,422
Held-to-maturity
Mortgage backed security	$56	$2	$—	$58
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$—	$—	$6,032

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Proceeds	$—	$—	$37,818
Gains realized	—	—	600
Losses realized	—	—	(135)
Net gains realized	—	—	465
Income tax provision	—	—	158

The following table summarizes, for all securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, in an unrealized loss position, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2011
Available-for-sale
Municipal Bonds	$—	$—	$11,526	$1,152	$11,526	$1,152
Mortgage backed securities	14,881	18	56	1	14,937	19
Collateralized mortgage obligations
Non-agency	2,129	113	1,074	134	3,203	247
Total temporarily impaired securities	17,010	131	12,656	1,287	29,666	1,418
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	2,585	93	1,559	147	4,144	241
Total temporarily impaired and other-than-
temporarily impaired securities	$19,595	$224	$14,215	$1,435	$33,810	$1,659
December 31, 2010
Available-for-sale
U.S. Government Agency notes	$9,908	$92	$—	$—	$9,908	$92
Municipal Bonds	28,677	1,708	14,965	3,663	43,642	5,371
Mortgage backed securities	2,190	20	—	—	2,190	20
Collateralized mortgage obligations
U.S. Government Agencies	4,659	1	—	—	4,659	1
Non-agency	—	—	3,558	189	3,558	189
Total temporarily impaired securities	45,434	1,821	18,523	3,852	63,957	5,673
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	1,055	104	2,737	306	3,792	410
Total temporarily and other-than-temporarily impaired securities	$46,489	$1,925	$21,260	$4,158	$67,749	$6,083

Securities amortized cost, fair value and tax equivalent yield by maturity are as follows:

December 31, 2011 (dollars in thousands)		Amortized cost	Fair value	Yield(1)
U.S. Treasury notes	After 1 year but within 5 years	$5,000	$5,528	3.06%
U.S. Government Agency notes	After 1 year but within 5 years	9,999	10,092	1.41
	After 10 years but within 15 years	2,022	2,045	3.15
	After 15 years	2,523	2,787	5.03
	Total	14,544	14,924	2.28
Municipal bonds	After 5 years but within 10 years	621	639	5.49
	After 10 years but within 15 years	4,264	4,300	6.11
	After 15 years	45,996	45,857	6.38
	Total	50,881	50,796	6.34
Mortgage backed securities	U.S. Government Agency	57,193	58,300	2.67
Collateralized mortgage obligations	U.S. Government Agency	7,077	7,153	1.11
	Non-agency	14,300	14,167	5.60
SBA bonds		3,629	3,706	1.58
Corporate bonds	Within 1 year
Preferred Stock		20	116	0.00
Securities available-for-sale		$153,744	$155,794	4.05
Mortgage backed security held-to-maturity		$50	$52	2.33%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2011.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at December 31, 2011.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at December 31, 2011.

Non-agency CMOs: Salisbury monitors detailed cash flow data and projections for its non-agency CMOs, including at December 31, 2011, to assess whether any of the securities were OTTI. Salisbury uses third party provided cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2011. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Securities for which an OTTI has been recognized are as follows:

Years ended December 31, (in thousands)	2011	2010
Non-Agency CMOs
OTTI losses (unrealized and realized)	$—	$—
Less: unrealized OTTI recognized in other comprehensive loss	—	—
Net impairment losses recognized in earnings	$—	$—

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Years ended December 31, (in thousands)	2011	2010
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

Years ended December 31, (in thousands)	2011	2010
Residential 1-4 family	$187,676	$173,932
Residential 5+ multifamily	3,187	2,889
Construction of residential 1-4 family	5,305	8,948
Home equity credit	34,621	34,164
Residential real estate	230,789	219,933
Commercial	81,958	75,495
Construction of commercial	7,069	7,312
Commercial real estate	89,027	82,807
Farm land	4,925	5,690
Vacant land	12,828	12,979
Real estate secured	337,569	321,409
Commercial and industrial	29,358	25,123
Municipal	2,415	4,338
Consumer	4,496	4,677
Loans receivable, gross	373,838	355,547
Deferred loan origination fees and costs, net	1,004	822
Allowance for loan losses	(4,076)	(3,920)
Loans receivable, net	$370,766	$352,449
Loans held-for-sale
Residential 1-4 family	$948	$1,184

Salisbury has entered into loan participation agreements with other banks and transferred a portion of its originated loans to the participating banks. Transferred amounts are accounted for as sales and excluded from Salisbury’s loans receivable. Salisbury and its participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. Salisbury services the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.

At December 31, 2011 and 2010, Salisbury serviced commercial real estate loans for other banks under loan participation agreements totaling $1,915,000 and $1,978,000, respectively. Salisbury did not purchase or sell any loan participations in 2011.

Concentrations of Credit Risk

Salisbury’s loans consist primarily of residential and commercial real estate loans located principally in northwestern Connecticut and nearby New York and Massachusetts towns, which constitute Salisbury’s service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

Credit Quality

Salisbury uses credit risk ratings to determine its allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

Loans rated as “special mention” possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

Loans rated as “substandard” are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

Loans rated “doubtful” have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.

Loans classified as “loss” are considered uncollectible and of such little value, that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio is examined periodically by its regulatory agencies, the FDIC and CTDOB.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2011
Residential 1-4 family	$168,326	$15,517	$3,833	$—	$—	$187,676
Residential 5+ multifamily	2,752	435	—	—	—	3,187
Construction of residential 1-4 family	4,116	415	774	—	—	5,305
Home equity credit	31,843	1,451	1,327	—	—	34,621
Residential real estate	207,037	17,818	5,934	—	—	230,789
Commercial	64,458	6,187	11,313	—	—	81,958
Construction of commercial	6,296	302	471	—	—	7,069
Commercial real estate	70,754	6,489	11,784	—	—	89,027
Farm land	2,327	1,768	830	—	—	4,925
Vacant land	8,039	883	3,906	—	—	12,828
Real estate secured	288,157	26,958	22,454	—	—	337,569
Commercial and industrial	21,104	6,847	1,407	—	—	29,358
Municipal	2,415	—	—	—	—	2,415
Consumer	4,254	178	64	—	—	4,496
Loans receivable, gross	$315,930	$33,983	$23,925	$—	$—	$373,838
December 31, 2010
Residential 1-4 family	$155,291	$13,207	$5,434	$—	$—	$173,932
Residential 5+ multifamily	1,799	1,001	89	—	—	2,889
Construction of residential 1-4 family	4,798	1,115	3,035	—	—	8,948
Home equity credit	31,512	1,472	1,180	—	—	34,164
Residential real estate	193,400	16,795	9,738	—	—	219,933
Commercial	54,932	13,635	6,928	—	—	75,495
Construction of commercial	6,327	938	47	—	—	7,312
Commercial real estate	61,259	14,573	6,975	—	—	82,807
Farm land	1,519	3,290	881	—	—	5,690
Vacant land	8,446	266	4,267	—	—	12,979
Real estate secured	264,624	34,924	21,861	—	—	321,409
Commercial and industrial	19,439	4,304	1,380	—	—	25,123
Municipal	4,338	—	—	—	—	4,338
Consumer	4,412	188	67	10	—	4,677
Loans receivable, gross	$292,813	$39,416	$23,308	$10	$—	$355,547

The composition of loans receivable by delinquency status is as follows:

		Past due
(in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2011
Residential 1-4 family	$182,263	$3,772	$811	$121	$—	$709	$1,641	$—	$1,240
Residential 5+ multifamily	2,918	—	112	157	—	—	269	—	—
Residential 1-4 family construction	5,305	—	—	—	—	—	—	—	—
Home equity credit	34,124	298	50	—	83	66	199	—	173
Residential real estate	224,610	4,070	973	278	83	775	2,109	—	1,413
Commercial	75,486	3,887	483	180	930	992	2,585	—	2,317
Construction of commercial	6,796	108	145	—	20	—	165	—	20
Commercial real estate	82,282	3,995	628	180	950	992	2,750	—	2,337
Farm land	4,499	46	380	—	—	—	380	—	—
Vacant land	9,047	73	50	—	—	3,658	3,708	—	3,658
Real estate secured	320,438	8,184	2,031	458	—	5,425	8,947	—	7,408
Commercial and industrial	28,542	152	51	1	62	550	664	—	668
Municipal	2,415	—	—	—	—	—	—	—	—
Consumer	4,371	72	51	2	—	—	53	—	—
Loans receivable, gross	$355,766	$8,408	$2,133	$461	$1,095	$5,975	$9,664	$—	$8,076
December 31, 2010
Residential 1-4 family	$165,785	$4,606	$731	$1,668	$—	$1,142	$3,541	$—	$2,534
Residential 5+ multifamily	2,728	—	161	—	—	—	161	—	—
Residential 1-4 family construction	8,948	—	—	—	—	—	—	—	—
Home equity credit	33,575	419	55	90	—	25	170	—	362
Residential real estate	211,036	5,025	947	1,758	—	1,167	3,872	—	2,896
Commercial	72,817	1,401	537	—	346	394	1,277	—	2,924
Construction of commercial	7,312	—	—	—	—	—	—	—	—
Commercial real estate	80,129	1,401	537	—	346	394	1,277	—	2,924
Farm land	4,754	936	—	—	—	—	—	—	—
Vacant land	9,498	30	53	—	241	3,157	3,451	—	4,018
Real estate secured	305,417	7,392	1,537	1,758	587	4,718	8,600	—	9,838
Commercial and industrial	24,618	250	159	—	96	—	255	96	207
Municipal	4,338	—	—	—	—	—	—	—	—
Consumer	4,512	110	33	22	—	—	55	—	—
Loans receivable, gross	$338,885	$7,752	$1,729	$1,780	$683	$4,718	$8,910	$96	$10,045

Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2011, 2010 and 2009 had the loans been current in accordance with their original terms totaled $700,000, $335,000 and $262,000, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

December 31, 2011 (in thousands)	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	3	$2,010	$2,010
Commercial real estate	2	305	305
Commercial and industrial	2	273	273
Troubled debt restructurings	7	$2,588	$2,588
Rate reduction and term extension	2	$1,260	$1,260
Rate reduction and note bifurcation	2	1,001	1,001
Debt consolidation and term extension	2	278	278
Term extension	1	50	50
Troubled debt restructurings	7	$2,588	$2,588

Seven loans were restructured during 2011, of which two loans, totaling $98,000, were past due 30-59 days at December 31, 2011.

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

Years ended December 31, (in thousands)	2011	2010
Non-accrual loans, excluding troubled debt restructured loans	$6,323	$5,791
Non-accrual troubled debt restructured loans	1,753	4,254
Accruing troubled debt restructured loans	4,602	5,330
Total impaired loans	$12,678	$15,375
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended December 31, (in thousands)	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
Residential	$1,504	$329	$(357)	$3	$1,479
Commercial	1,132	258	(274)	23	1,139
Land	392	371	(354)	—	409
Real estate	3,028	958	(985)	26	3,027
Commercial & industrial	540	315	(180)	29	704
Municipal	51	(27)	—	—	24
Consumer	164	89	(201)	27	79
Unallocated	137	105	—	—	242
2011	$3,920	$1,440	$(1,366)	$82	$4,076
2010	$3,473	$1,000	$(582)	$29	$3,920
2009	$2,724	$985	$(266)	$30	$3,473

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2011
Residential 1-4 family	$182,695	$762	$4,981	$297	$187,676	$1,059
Residential 5+ multifamily	2,437	17	750	4	3,187	21
Construction of residential 1-4 family	4,606	17	699	—	5,305	17
Home equity credit	34,333	382	288	—	34,621	382
Residential real estate	224,071	1,178	6,718	301	230,789	1,479
Commercial	74,419	840	7,539	202	81,958	1,042
Construction of commercial	7,049	77	20	20	7,069	97
Commercial real estate	81,468	917	7,559	222	89,027	1,139
Farm land	4,095	35	830	150	4,925	185
Vacant land	9,021	104	3,807	120	12,828	224
Real estate secured	318,655	2,234	18,914	793	337,569	3,027
Commercial and industrial	28,091	368	1,267	336	29,358	704
Municipal	2,415	24	—	—	2,415	24
Consumer	4,431	44	65	35	4,496	79
Unallocated allowance	—	—	—	—	—	242
Totals	$353,592	$2,670	$20,246	$1,164	$373,838	$4,076

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2010
Residential 1-4 family	$170,145	$740	$3,787	$350	$173,932	$1,090
Residential 5+ multifamily	2,889	25	—	—	2,889	25
Construction of residential 1-4 family	5,988	28	2,960	—	8,948	28
Home equity credit	33,801	361	363	—	34,164	361
Residential real estate	212,823	1,154	7,110	350	219,933	1,504
Commercial	70,574	813	4,921	279	75,495	1,092
Construction of commercial	7,291	41	21	—	7,312	41
Commercial real estate	77,865	854	4,942	279	82,807	1,133
Farm land	5,690	61	—	—	5,690	61
Vacant land	8,801	99	4,178	232	12,979	331
Real estate secured	305,179	2,168	16,230	861	321,409	3,029
Commercial and industrial	23,789	286	1,334	254	25,123	540
Municipal	4,338	51	—	—	4,338	51
Consumer	4,677	164	—	—	4,677	164
Unallocated allowance	—	—	—	—	—	136
Totals	$337,983	$2,669	$17,564	$1,115	$355,547	$3,920

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2011 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$346,303	$2,436	$819	$35	$347,122	$2,471
Potential problem loans	7,289	234	6,750	255	14,039	489
Impaired loans	—	—	12,677	874	12,677	874
Unallocated allowance	—	—	—	—	—	242
Totals	$353,592	$2,670	$20,246	$1,164	$373,838	$4,076

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance					Loan balance
(in thousands)	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
December 31, 2011
Residential 1-4 family	$3,012	$3,160	$1,822	$266	$38	$390	$426	$3,875	$—
Home equity credit	—	—	—	—	—	173	177	227	—
Residential real estate	3,012	3,160	1,822	266	38	563	603	4,102	—
Commercial	2,151	2,405	2,550	203	77	2,157	2,612	2,175	37
Vacant land	594	774	639	70	—	3,063	3,627	3,243	—
Real estate secured	5,757	6,339	5,011	539	115	5,783	6,842	9,520	37
Commercial and industrial	560	639	364	335	—	577	1,221	876	16
Consumer	—	—	—	—	—	—	142	14	—
Totals	$6,317	$6,978	$5,375	$874	$115	$6,360	$8,205	$10,410	$53
December 31, 2010
Residential 1-4 family	$1,819	$1,896	$1,616	$275	$7	$4,092	$4,092	$3,464	$110
Home equity credit	—	—	—	—	—	362	362	365	20
Residential real estate	1,819	1,896	1,616	275	7	4,454	4,454	3,829	130
Commercial	2,532	2,633	2,482	267	123	2,069	2,084	2,017	91
Vacant land	995	1,015	1,015	139	—	3,023	3,387	3,023	—
Real estate secured	5,346	5,544	5,113	681	130	9,546	9,925	8,869	221
Commercial and industrial	207	207	220	104	11	276	800	284	—
Totals	$5,553	$5,751	$5,333	$785	$141	$9,822	$10,725	$9,153	$221

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2011	2010
Residential mortgage loans serviced for others	$114,800	$98,247
Fair value of mortgage servicing rights	865	759

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Loan Servicing Rights
Balance, beginning of period	$683	$427	$227
Originated	329	453	367
Amortization (1)	(240)	(197)	(167)
Balance, end of period	772	683	427
Valuation Allowance
Balance, beginning of period	(10)	(30)	(118)
(Increase) decrease in impairment reserve (1)	(12)	20	88
Balance, end of period	(22)	(10)	(30)
Loan servicing rights, net	$750	$673	$397

(1) Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

Years ended December 31, (in thousands)	2011	2010
Securities available-for-sale (at fair value)	$68,839	$62,764
Loans receivable	132,720	114,424
Total pledged assets	$201,559	$177,188

At December 31, 2011 securities were pledged as follows: $47.1 million to secure public deposits, $19.1 million to secure repurchase agreements and $2.6 million to secure FHLBB and FRB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

Years ended December 31, (in thousands)	2011	2010
Land	$2,137	$2,168
Buildings and improvements	9,435	9,486
Leasehold improvements	706	707
Furniture, fixtures, equipment and software	5,103	5,028
Construction in progress, including land acquisition and development	216	201
Total cost	17,597	17,590
Accumulated depreciation and amortization	(5,574)	(5,336)
Bank premises and equipment, net	$12,023	$12,254

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Goodwill (1)
Balance, beginning of period	$9,829	$9,829	$9,829
Additions	—	—	—
Impairment	—	—	—
Balance, end of period	$9,829	$9,829	$9,829
Core Deposit Intangibles
Cost, beginning of period	$2,543	$2,543	$2,080
Additions	—	—	463
Impairment	—	—	—
Cost, end of period	2,543	2,543	2,543
Amortization, beginning of period	(1,301)	(1,079)	(915)
Amortization	(222)	(222)	(164)
Amortization, end of period	(1,523)	(1,301)	(1,079)
Core deposit intangibles, net	$1,020	$1,242	$1,464

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

Salisbury evaluated its goodwill and intangible assets as of December 31, 2011, and 2010, and found no impairment. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2012	$222
2013	222
2014	196
2015	154
2016	154
2017	58

NOTE 8 - DEPOSITS

Scheduled maturities of time certificates of deposit were as follows:

Years ended December 31, (in thousands)	CD maturities
2012	$60,353
2013	22,036
2014	11,414
2015	5,446
2016	4,454
Total	$103,703

The total amount and scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

Years ended December 31, (in thousands)	2011	2010
Less than three months	$6,973	$9,067
Within three-to-six months	6,927	15,211
Within six-to-twelve months	7,792	14,633
Over one year	19,251	15,915
Total	$40,943	$54,826

Deposit growth resulted primarily from an increase in deposit balances from a single relationship, the Bank’s largest, and which totals $47.4 million, or 10.05% of total deposits at December 31, 2011.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

Years ended December 31, (dollars in thousands)	2011	2010
Repurchase agreements, ending balance	$12,148	$13,190
Repurchase agreements, average balance during period	12,510	12,611
Book value of collateral	18,788	13,072
Market value of collateral	19,149	13,229
Weighted average rate during period	.50%	.71%
Weighted average maturity	1 day	1 day

NOTE 10 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2011			December 31, 2010
(dollars in thousands)	Total	Callable (1)	Rate (2)	Total	Callable (1)	Rate (2)
2011	$—	$—	0.00%	$18,197	$10,500	3.97%
2012	12,636	5,000	3.44	12,636	5,000	3.44
2013	11,569	10,000	4.75	11,569	10,000	4.75
2014	1,598	—	3.87	1,598	—	3.87
2015	791	—	3.88	791	—	3.88
2016	15,021	15,000	4.08	15,021	15,000	4.08
2017	6,000	6,000	4.05	6,000	6,000	3.99
2018	7,000	—	3.74	7,000	7,000	3.69
Total	$54,615	$36,000	4.00%	$72,812	$53,500	3.96%

(1) Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. Callable advances are callable quarterly or one time callable by the FHLBB.

(2) Weighted average rate based on scheduled maturity dates.

In addition to outstanding advances, Salisbury has access to an unused FHLBB line of credit of $3.5 million at December 31, 2011. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

The following table sets forth certain information concerning short-term FHLBB advances:

Years ended December 31, (dollars in thousands)	2011	2010
Highest month-end balance during period	$—	$—
Ending balance	—	—
Average balance during period	2	16
Weighted average rate during period	0.02%	0.62%
Weighted average rate at end of period	—	—

NOTE 11 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Federal	$739	$572	$897
State	81	50	114
Current provision	820	622	1,011
Federal	130	71	(1,060)
State	—	—	—
Change in valuation allowance	—	—	—
Deferred benefit	130	71	(1,060)
Income tax provision (benefit)	$950	$693	$(49)

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31, (in thousands)	2011	2010	2009
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
Connecticut Corporation tax net of federal tax benefit	1.1	0.8	3.1
Tax exempt income and dividends received deduction	(17.5)	(19.6)	(40.3)
Other	1.2	0.7	1.2
Change in valuation allowance	—	—	—
Effective income tax rates	18.80%	15.9%	(2.0)%

The components of Salisbury’s net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2011	2010
Allowance for loan losses	$1,162	$1,109
Interest on non-performing loans	156	160
Accrued deferred compensation	50	54
Post-retirement benefits	15	17
Other real estate owned property write-down	—	22
Capital loss carry forward	349	349
Unrecognized pension expense	1,060	612
Write-down of securities	1,388	1,388
Alternative minimum tax	751	626
Net unrealized holding loss on available-for-sale securities	—	1,330
Gross deferred tax assets	4,931	5,667
Valuation allowance	(349)	(349)
Gross deferred tax assets, net	4,582	5,318
Deferred loan costs, net	(342)	(280)
Goodwill and core deposit intangible asset	(725)	(714)
Accelerated depreciation	(1,254)	(1,232)
Mark-to-market purchase accounting adjustments	(28)	(42)
Mortgage servicing rights	(255)	(229)
Prepaid pension	(453)	(281)
Net unrealized holding gain on available-for-sale securities	(696)	—
Gross deferred tax liabilities	(3,753)	(2,778)
Net deferred tax asset	$829	$2,540

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2011 and 2010, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay state income tax in the foreseeable future unless there is a change in Connecticut law. Accordingly, Salisbury does not expect to be able to utilize the net operation losses generated by the PIC and has established a valuation allowance.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2011 and 2010, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2008 through December 31, 2011.

NOTE 12 – SHAREHOLDERS’ EQUITY

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on Salisbury and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Salisbury and the Bank must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Salisbury and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2011, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as “well capitalized”. The Bank’s actual regulatory capital position and minimum capital requirements as defined “To Be Well Capitalized Under Prompt Corrective Action Provisions” and “For Capital Adequacy Purposes” are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to risk-weighted assets)
Salisbury	$60,869	15.97%	$30,490	8.0%	n/a	—
Bank	50,729	13.16	30,840	8.0	$38,550	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	56,718	14.88	15,245	4.0	n/a	—
Bank	46,578	12.08	15,420	4.0	23,130	6.0
Tier 1 Capital (to average assets)
Salisbury	56,718	9.45	24,014	4.0	n/a	—
Bank	46,578	7.77	23,969	4.0	29,961	5.0
December 31, 2010
Total Capital (to risk-weighted assets)
Salisbury	$51,681	13.91%	$29,947	8.0%	n/a	—
Bank	42,100	11.11	30,374	8.0	$37,968	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	47,715	12.84	14,973	4.0	n/a	—
Bank	38,134	10.06	15,187	4.0	22,781	6.0
Tier 1 Capital (to average assets)
Salisbury	47,715	8.39	22,730	4.0	n/a	—
Bank	38,134	6.72	22,685	4.0	28,356	5.0

Restrictions on Cash Dividends to Common Shareholders

Salisbury’s ability to pay cash dividends is substantially dependent on the Bank’s ability to pay cash dividends to Salisbury. There are certain restrictions on the payment of cash dividends and other payments by the Bank to Salisbury. Under Connecticut law, the Bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations. The total of all cash dividends declared by the Bank in any calendar year shall not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the initial and subsequent quarterly dividend period ended September 30, 2011 and December 31, 2011, were 2.10375% and 1.72875%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On December 31, 2011, Salisbury declared a Series B Preferred Stock dividend of $64,000, payable on January 3, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

As part of the CPP, Salisbury had issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. The Warrant was repurchased for $205,000 on November 2, 2011 and simultaneously cancelled.

NOTE 13 – PENSION AND OTHER BENEFITS

Salisbury has an insured noncontributory defined benefit retirement plan available to employees eligible as to age and length of service. Benefits are based on a covered employee’s final average compensation, primary social security benefit and credited service. The Bank makes annual contributions which meet the Employee Retirement Income Security Act minimum funding requirements.

Effective September 1, 2006, the plan was amended, to provide that employees hired or rehired on or after September 1, 2006 are not eligible to participate in the plan.

The plan’s projected benefit obligation, fair value of plan assets and funded status are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Change in projected benefit obligation
Benefit obligation at beginning of year	$6,639	$6,251	$6,676
Actuarial loss/ (gain)	1,073	117	(50)
Service cost	343	349	378
Interest cost	383	361	373
Curtailments and settlements	—	—	49
Benefits paid	(489)	(439)	(1,175)
Benefit obligation at end of year	7,949	6,639	6,251
Change in plan assets
Plan assets at estimated fair value at beginning of year	5,668	5,298	4,877
Actual return on plan assets	97	537	846
Contributions by employer	888	272	750
Benefits paid	(489)	(439)	(1,175)
Fair value of plan assets at end of year	6,164	5,668	5,298
Funded status and recognized liability
included in other liabilities on the balance sheet	$(1,785)	$(971)	$(953)

The components of amounts recognized in accumulated other comprehensive loss, before tax effect, are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Net loss	$3,118	$1,799	$1,890
Prior service cost	—	—	—
	$3,118	$1,799	$1,890

The accumulated benefit obligation for the plan was $5,707,000 and $4,874,000 at December 31, 2011 and 2010, respectively. The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.75% for 2011, 5.75% for 2010 and 6% for 2009. The rate of increase in future compensation levels was based on the following graded table for 2011 and 2010:

Age	Rate
25	4.75%
35	4.25
45	3.75
55	3.25
65	3.00

The components of net periodic cost are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Service cost	$343	$349	$378
Interest cost on benefit obligation	383	361	373
Expected return on plan assets	(418)	(397)	(353)
Amortization of net loss	75	68	115
Net periodic benefit cost	383	381	513
Additional amount recognized due to settlement or curtailment	—	—	437
	383	381	950
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	1,394	(23)	(931)
Amortization of net loss	(75)	(68)	(115)
Total recognized in other comprehensive income (loss)	1,319	(91)	(1,046)
Total recognized in net periodic cost and other comprehensive income	$1,702	$290	$(96)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2012 is $146,000.

The discount rate used to determine the net periodic benefit cost was 5.75% for 2011, and 6.00% for 2010 and 2009; and the expected return on plan assets was 7.50% for 2011, 2010 and 2009.

The graded table above was also used for the rate of compensation increase in determining the net periodic benefit cost in 2011 and 2010.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2011. In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 55% equity, 40% fixed income and 5% cash equivalents. The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 7.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets

The pension plan investments are co-managed by Salisbury’s Trust and Wealth Advisory Services division and Bradley, Foster and Sargent, Inc. The investments in the plan are reviewed and approved by Salisbury’s Trust Investment Committee. The asset allocation of the plan is a balanced allocation. Debt securities are timed to mature when employees are due to retire and provide cash flow for annuity payouts. Debt securities are laddered for coupon and maturity. Equities are held in the plan to achieve a balanced allocation and to provide growth of the principal portion of the plan and to provide diversification. The Trust Investment Committee reviews the policies of the plan. The prudent investor rule and applicable ERISA regulations apply to the management of the funds and investment selections.

The fair values of the pension plan assets are as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2	Level 3	Assets at fair value
December 31, 2011
Fixed Income
US Government	$—	$97	$—	$97
Corporate Debt	—	952	—	952
Preferred Stock	63	—	—	63
Equities	4,189	—	—	4,189
Mutual Funds	287	—	—	287
Money Fund	576	—	—	576
Totals	$5,115	$1,049	$—	$6,164
December 31, 2010
Fixed Income
US Government	$—	$218	$—	$218
Corporate Debt	—	887	—	887
Preferred Stock	63	—	—	63
Equities	3,702	—	—	3,702
Mutual Funds	432	—	—	432
Money Fund	366	—	—	366
Totals	$4,563	$1,105	$—	$5,668

Salisbury’s pension plan assets are generally all classified within level 1 and level 2 of the fair value hierarchy (see Note 20 for a description of the fair value hierarchy) because they are valued using quoted market prices, pricing service, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

There were no securities of Salisbury or related parties included in plan assets as of December 31, 2011 and 2010. Salisbury expects to make a contribution of $516,000 in 2012. Based on current data and assumptions, future expected benefit payments are as follows:

Future expected benefit payments (in thousands)
2012	$341
2013	334
2014	253
2015	703
2016	125
2017 to 2021	2,785

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

Salisbury’s 401(k) Plan contribution expense for 2011, 2010 and 2009 was $288,000, $168,000 and $120,000, respectively.

Other Retirement Plans

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $147,000 and $159,000 at December 31, 2011, and 2010, respectively. The related expense amounted to $11,000, $13,000 and $4,000 for 2011, 2010 and 2009, respectively.

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement” and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $434,000 and $385,000 at December 31, 2011, and 2010, respectively. Expense under this arrangement was $49,000 for 2011 and $51,000 for 2010.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN AND LONG TERM INCENTIVE PLAN

The 2001 Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (“Directors Plan”) provides Salisbury’s non-employee directors with shares of restricted stock as a component of their compensation for services as directors. The maximum number of shares of stock that may be issued pursuant to the Directors Plan is 15,000. The first grant date under the Directors Plan preceded the 2002 annual meeting of Shareholders. Each director whose term of office begins with or continues after the date the Directors Plan was approved by the Shareholders is issued an annual stock retainer consisting of 120 shares of fully vested restricted common stock of Salisbury. In 2011, 2010 and 2009, 1,070, 960 and 840 shares, respectively, were issued each year under the Directors Plan and the related compensation expense was $28,000, $21,000 and $19,000, respectively. The Directors Plan terminated in 2011 and no more grants may be made under the Directors Plan.

The Board of Directors adopted the 2011 Long Term Incentive Plan (the “Plan”) on March 25, 2011, and the shareholders approved the Plan at the 2011 Annual Meeting. The purpose of the Plan is to assist Salisbury and the Bank in attracting, motivating, retaining and rewarding employees, officers and directors by enabling such persons to acquire or increase a proprietary interest in Salisbury in order to strengthen the mutuality of interests between such persons and our shareholders, and providing such persons with stock-based long-term performance incentives to expend their maximum efforts in the creation of shareholder value.

The terms of the Plan provide for grants of Directors Stock Retainer Awards, Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, Performance Awards, Deferred Stock, Performance Awards, Dividend Equivalents, and Stock or Other Stock-Based Awards that may be settled in shares of Common Stock, cash, or other property (collectively, “Awards”).

Under the Plan, the total number of shares of Common Stock reserved and available for issuance in the next ten years in connection with Awards under the Plan is 84,000 shares of Common Stock, which represents less than 5% of Salisbury’s outstanding shares of Common Stock. Shares of Common Stock with respect to Awards previously granted under the Plan that are cancelled, terminate without being exercised, expire, are forfeited or lapse will again be available for issuance pursuant to Awards. Also, shares of Common Stock subject to Awards settled in cash and shares of Common Stock that are surrendered in payment of any Award or any tax withholding requirements will again be available for issuance pursuant to Awards. No more than 20,000 shares of Common Stock may be issued pursuant to Awards in any one calendar year. In addition, the Plan limits the total number of shares of Common Stock that may be awarded as Incentive Stock Options (“ISOs”) to 42,000 and the total number of shares of Common Stock that may be issued as Directors Stock Retainer Awards to 15,000.

The persons eligible to receive awards under the Plan are the officers, directors and employees of Salisbury and the Bank. The Plan is administered by the Human Resources and Compensation Committee (“Compensation Committee “) appointed by the Board. However, the Board may exercise any power or authority granted to the Compensation Committee. Subject to the terms of the Plan, the Compensation Committee or the Board is authorized to select eligible persons to receive Awards, determine the type and number of Awards to be granted and the number of shares of Common Stock to which Awards will relate, specify times at which Awards will be exercisable or settleable, including performance conditions that may be required as a condition thereof, set other terms and conditions of Awards, prescribe forms of Award agreements, interpret and specify rules and regulations relating to the Plan, and make all other determinations that may be necessary or advisable for the administration of the Plan.

The Compensation Committee or the Board is authorized to grant (i) stock options, including (a) ISOs which can result in potentially favorable tax treatment to the participant, and (b) non-qualified stock options, and (ii) SARs entitling the participant to receive the amount by which the fair market value of a share of Common Stock on the date of exercise exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of a SAR are determined by the Compensation Committee or the Board, but shall not be less than the fair market value of a share of Common Stock on the date of grant.

The Compensation Committee or the Board is authorized, subject to limitations under applicable law, to grant to participants such other Awards that are payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock, as deemed to be consistent with the purposes of the Plan. These could include shares of Common Stock awarded purely as a “bonus” and not subject to any restrictions or conditions, other rights convertible or exchangeable into shares of Common Stock and Awards valued by reference to book value of the Common Stock or the performance of Salisbury or the Bank. The Compensation Committee or the Board may determine the terms and conditions of such Awards.

Awards may be settled in the form of cash, shares of Common Stock, a combination of cash and shares of Common Stock or any other property, in the discretion of the Compensation Committee or the Board.

Awards granted under the Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death.

Awards under the Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant, as distinguished from the exercise, except to the extent required by law.

Generally, upon a Change in Control, if the surviving entity does not assume an Award, Options and SARs and other Awards in the nature of rights that may be exercised will become fully exercisable; all time-based vesting restrictions on outstanding Awards will lapse; and any payout opportunities attainable under performance-based Awards will be deemed to have been met if the Change in Control occurs during the first half of the performance period and if the Change in Control occurs during the second half of the performance period, actual performance against targets will be measured, and in either case, the payout will be prorated for the portion of the performance period that elapsed before the Change in Control.

Generally, upon a Change in Control, if the surviving entity assumes an Award or equitably converts or substitutes an Award and within 12 months after the transaction the participant’s employment is terminated without cause (as defined) or the participant resigns for good reason (as defined), Options and SARs and other Awards in the nature of rights that may be exercised will become fully exercisable; all time-based vesting restrictions on outstanding Awards will lapse; and any payout opportunities attainable under performance-based Awards will be deemed to have been met if the termination occurs during the first half of the performance period and if the termination occurs during the second half of the performance period, actual performance against targets will be measured, and in either case, the payout will be prorated for the portion of the performance period that elapsed before the termination.

Regardless of whether there has been an acceleration because of death, disability or a Change in Control, the Committee or the Board may in its sole discretion at any time determine that, upon the termination of service of a participant or the occurrence of a Change in Control, all or a portion of such participant’s Options, SARs and other Awards in the nature of rights that may be exercised will become fully or partially exercisable, that all or a part of the time-based vesting restrictions on all or a portion of the participant’s outstanding Awards will lapse, and/or that any performance-based criteria with respect to any Awards held by that participant will be deemed to be wholly or partially satisfied, in each case, as of such date as the Committee or the Board may, in its sole discretion, declare.

The Compensation Committee or the Board may amend, modify or terminate the Plan or the Compensation Committee’s authority to grant Awards without further shareholder approval, except shareholder approval must be obtained for any amendment that would (a) materially increase the number of shares of Common Stock available under the Plan; (b) expand the types of awards under the Plan; (c) materially expand the class of persons eligible to participate in the Plan; (d) materially expand the term of the Plan; or (e) be of a nature that would require shareholder approval pursuant to any law or regulation or under the rules of the NYSE Amex Equities Market.

Unless earlier terminated by the Board, the Plan will terminate on the tenth anniversary of the effective date of the Plan (March 25, 2021) or, if the shareholders approve an amendment that increases the number of shares of Common Stock subject to the Plan, the tenth anniversary of such approval. The termination of the Plan on such date will not affect the validity of any Award outstanding on the date of termination, which Award will continue to be governed by the applicable terms and conditions of the Plan.

The Plan provides that award agreements for any Awards that the Committee or the Board reasonably determines to constitute a “non-qualified deferred compensation Plan” subject to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), will be construed in a manner consistent with the requirements of Section 409A and that the Committee or the Board may amend any Award agreement (and the provisions of the Plan) if and to the extent that the Committee or the Board determines that the amendment is necessary or appropriate to comply with the requirements of Section 409A of the Code. The Plan also provides that any such Award will be subject to certain additional requirements specified in the Plan if and to the extent required to comply with Section 409A of the Code.

NOTE 15 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2011	2010
Balance, beginning of period	$808	$1,919
Change in related party status (1)	(427)	(25)
Advances	1,015	480
Repayments	(88)	(1,566)
Balance, end of period	$1,308	$808

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

The components of comprehensive income are as follows:

Years ended December 31, (in thousands)	2011	2010	2009
Net income	$4,112	$3,660	$2,467
Other comprehensive income
Net unrealized gains on securities available-for-sale	5,973	1,908	4,098
Reclassification of net realized (gains) losses in net income	(11)	(16)	655
Unrealized gains on securities available-for-sale	5,962	1,892	4,753
Income tax expense	(2,027)	(643)	(1,617)
Unrealized gains on securities available-for-sale, net of tax	3,935	1,249	3,136
Pension plan (loss) income	(1,319)	91	1,046
Income tax benefit (expense)	448	(31)	(355)
Pension plan (loss) income, net of tax	(871)	60	691
Other comprehensive income, net of tax	3,064	1,309	3,827
Comprehensive income	$7,176	$4,969	$6,294

The components of accumulated other comprehensive loss is as follows:

Years ended December 31, (in thousands)	2011	2010
Unrealized gains (losses) on securities available-for-sale, net of tax	$1,353	$(2,582)
Unrecognized pension plan expense, net of tax	(2,058)	(1,187)
Accumulated other comprehensive loss, net	$(705)	$(3,769)

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

Salisbury leases facilities under operating leases that expire at various dates through 2017. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $93,000, $106,000 and $97,000 for 2011, 2010 and 2009, respectively. Future minimum lease payments at December 31, 2011 are as follows:

Future minimum lease payments (in thousands)
2012	$66
2013	48
2014	48
2015	48
2016	48
2017	28
$286

Contingent Liabilities

The Bank, individually and in its capacity as a former Co-Trustee of the Erling C. Christophersen Revocable Trust (the “Trust”), has been named as a defendant in litigation currently pending in the Connecticut Complex Litigation Docket in Stamford, captioned John Christophersen v. Erling Christophersen, et al., X08-CV-08-5009597S (the “First Action”). The Bank also is a counterclaim-defendant in a related mortgage foreclosure litigation also pending in the Connecticut Complex Litigation Docket in Stamford, captioned Salisbury Bank and Trust Company v. Erling C. Christophersen, et al., X08-CV-10-6005847-S (the “Foreclosure Action,” together with the First Action, the “Actions”). The other parties to the Actions are John R. Christophersen; Erling C. Christophersen, individually and as Co-Trustee of the Trust; Bonnie Christophersen and Elena Dreiske, individually and as Co-Trustees of the Mildred B. Blount Testamentary Trust; People’s United Bank; Law Offices of Gary Oberst, P.C.; Rhoda Rudnick; and Hinckley Allen & Snyder LLP.

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

In addition to the mortgage on the property, the Bank, at the time of the financing referenced above, acquired a lender’s title insurance policy from the Chicago Title & Insurance Company, which is providing a defense to the Bank in the First Action under a reservation of rights. The Bank denies any wrongdoing, and is actively defending the case. The First Action presently is stayed, by Court order, which was entered pending resolution of a parallel action pending in New York Surrogate’s Court to which the Bank is not a party. That New York action was dismissed in November 2011, and as a result the Bank has moved to lift the stay of the First Action. In the Foreclosure Action, the Bank has moved to strike each of the counterclaims asserted by John Christophersen. Both of these motions await a Court hearing. No discovery has been taken to date.

NOTE 19 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income producing properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2011 and 2010, the maximum potential amount of the Bank’s obligation was $34,000 for financial, commercial and standby letters of credit. The Bank’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

Years ended December 31, (in thousands)	2011	2010
Residential	$1,559	$2,156
Home equity credit	30,929	30,545
Commercial	6,650	1,287
Land	290	460
Real estate secured	39,428	34,448
Commercial and industrial	11,715	10,422
Consumer	1,358	2,154
Unadvanced portions of loans	52,501	47,024
Commitments to originate loans	5,860	6,996
Standby letters of credit	34	34
Total	$58,395	$54,054

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

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.

•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Assets at fair value
December 31, 2011
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$5,528	$—	$5,528
U.S. Government agency notes	—	14,924	—	14,924
Municipal bonds	—	50,796	—	50,796
Mortgage-backed securities:
U.S. Government agencies	—	58,300	—	58,300
Collateralized mortgage obligations:
U.S. Government agencies	—	7,153	—	7,153
Non-agency	—	14,167	—	14,167
SBA bonds	—	3,706	—	3,706
Corporate bonds	—	1,104	—	1,104
Preferred stocks	116	—	—	116
Securities available-for-sale	$116	$155,678	$—	$155,794
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	5,443	5,443
Other real estate owned	—	—	2,744	2,744
December 31, 2010
Assets at fair value on a recurring basis
Securities available-for-sale	$55	$147,367	$—	$147,422
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	4,768	4,768
Other real estate owned	—	—	557	557

Carrying values and estimated fair values of financial instruments are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial Assets
Cash and due from banks	$36,886	$36,886	$26,908	$26,908
Interest bearing time deposits with other banks	—	—	5,000	5,000
Securities available-for-sale	155,794	155,794	147,422	147,422
Security held-to-maturity	50	52	56	58
Federal Home Loan Bank stock	6,032	6,032	6,032	6,032
Loans held-for-sale	948	955	1,184	1,193
Loans receivable net	370,766	373,071	352,449	351,628
Accrued interest receivable	2,126	2,126	2,132	2,132
Financial Liabilities
Demand (non-interest-bearing)	$82,202	$82,202	$71,565	$71,565
Demand (interest-bearing)	66,332	66,332	63,258	63,258
Money market	124,566	124,566	77,089	77,089
Savings and other	94,503	94,503	93,324	93,324
Certificates of deposit	103,703	104,466	125,053	125,172
Total deposits	471,306	472,069	430,289	430,408
FHLBB advances	54,615	58,808	72,812	78,317
Repurchase agreements	12,148	12,148	13,190	13,190
Accrued interest payable	271	271	435	435

NOTE 21 – SALISBURY BANCORP (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets Years ended December 31, (in thousands)	2011	2010
Assets
Cash and due from banks	$9,082	$8,473
Securities available-for-sale	1,103	1,130
Investment in bank subsidiary	56,720	45,408
Other assets	25	5
Total Assets	$66,930	$55,016
Liabilities and Shareholders’ Equity
Liabilities	$68	$—
Shareholders’ equity	66,862	55,016
Total Liabilities and Shareholders’ Equity	$66,930	$55,016

Statements of Income Years ended December 31, (in thousands)	2011	2010	2009
Dividends from subsidiary	$2,372	$2,280	$1,500
Interest on securities (taxable)	99	105	101
Expenses	116	105	145
Income before taxes and equity in undistributed net income of subsidiary	2,355	2,280	1,456
Income tax benefit	—	—	(15)
Income before equity in undistributed net income of subsidiary	2,355	2,280	1,471
Equity in undistributed net income of subsidiary	1,757	1,380	996
Net income	$4,112	$3,660	$2,467

Statements of Cash Flows Years ended December 31, (in thousands)	2011	2010	2009
Net income	$4,112	$3,660	$2,467
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(1,757)	(1,380)	(996)
Accretion of securities	(11)	(11)	(10)
Other	(3)	13	(22)
Net cash provided by operating activities	2,341	2,282	1,439
Investing Activities
Investment in bank	(6,466)	—	—
Purchases of securities available-for-sale	—	—	(8,068)
Maturities of securities available-for-sale	—	2,000	5,000
Net cash provided (utilized) by investing activities	(6,466)	2,000	(3,068)
Financing Activities
Common stock dividends paid	(1,891)	(1,890)	(1,889)
Preferred stock dividends paid	(382)	(441)	(296)
Payment to repurchase Preferred Stock	(8,816)	—	—
Payment to repurchase warrants	(205)	—	—
Proceeds from issuance of Common Stock	28	23	19
Proceeds from issuance of Preferred Stock	16,000	—	8,816
Net cash (utilized) provided by financing activities	4,734	(2,308)	6,650
Increase in cash and cash equivalents	609	1,974	5,021
Cash and cash equivalents, beginning of period	8,473	6,499	1,478
Cash and cash equivalents, end of period	$9,082	$8,473	$6,499

NOTE 22 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2011	2010	2009
Net income	$4,112	$3,660	$2,467
Preferred stock net accretion	(78)	(21)	(13)
Preferred stock dividends declared	(446)	(441)	(296)
Cumulative preferred stock dividends earned	—	—	(56)
Net income available to common shareholders	$3,588	$3,198	$2,102
Weighted average common stock outstanding - basic	1,689	1,687	1,686
Weighted average common and common equivalent stock outstanding- diluted	1,689	1,687	1,686
Earnings per common and common equivalent share
Basic	$2.12	$1.90	$1.25
Diluted	2.12	1.90	1.25

NOTE 23 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2011 and 2010 is as follows:

Year ended December 31, 2011 (in thousands, except ratios and per share amounts)	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Statement of Income
Interest and dividend income	$6,039	$6,020	$5,956	$6,029
Interest expense	1,532	1,403	1,333	1,291
Net interest and dividend income	4,507	4,617	4,623	4,738
Provision for loan losses	330	350	180	580
Trust and Wealth Advisory	667	596	599	686
Service charges and fees	499	522	535	534
Gains on sales of mortgage loans, net	133	59	177	318
Mortgage servicing, net	32	(5)	(35)	74
Securities gains	11	—	—	—
Other	59	58	58	79
Non-interest income	1,401	1,230	1,334	1,691
Non-interest expense	4,424	4,432	4,534	4,249
Income before income taxes	1,154	1,065	1,243	1,600
Income tax provision	211	183	204	352
Net income	943	882	1,039	1,248
Net income available to common shareholders	828	766	810	1,184
Financial Condition
Total assets	$576,894	$588,315	$618,958	$609,284
Loans, net	361,243	364,854	362,879	370,766
Allowance for loan losses	3,978	3,979	4,027	4,076
Securities	131,310	145,492	157,162	161,876
Deposits	452,379	459,029	478,591	471,306
Repurchase agreements	8,241	12,359	14,787	12,148
FHLBB advances	55,888	55,460	55,033	54,615
Shareholders’ equity	55,948	58,109	67,387	66,862
Non-performing assets	11,741	15,015	13,948	10,819
Per Common Share Data
Earnings, diluted and basic	$0.49	$0.45	$0.48	$0.70
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	27.92	29.17	30.39	30.12
Market price: (a)
High	28.00	28.12	27.76	25.00
Low	24.51	24.02	21.23	21.32
Statistical Data
Net interest margin (fully tax equivalent)	3.56%	3.56%	3.43%	3.49%
Efficiency ratio (fully tax equivalent)	69.77	69.43	70.93	62.83
Return on average assets	0.59	0.53	0.57	0.77
Return on average shareholders’ equity	7.24	6.38	6.61	9.21
Weighted average equivalent shares outstanding, diluted	1,688	1,689	1,689	1,689

(a) The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.’s Common Stock, par value $.10 per share (“Common Stock”) trades on the NYSE Amex Equities Market under the symbol: SAL. As of March 1, 2012, there were 1,530 shareholders of record of Salisbury’s Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2010 (in thousands, except ratios and per share amounts)	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Statement of Income
Interest and dividend income	$6,019	$6,231	$6,206	$6,200
Interest expense	1,983	1,905	1,851	1,758
Net interest and dividend income	4,036	4,326	4,355	4,442
Provision for loan losses	180	260	180	380
Trust and Wealth Advisory	545	491	471	595
Service charges and fees	469	525	581	526
Gains on sales of mortgage loans, net	60	141	297	391
Mortgage servicing, net	15	9	(52)	52
Securities gains	—	1	16	—
Other	57	89	63	62
Non-interest income	1,146	1,256	1,376	1,626
Non-interest expense	4,329	4,272	4,368	4,241
Income before income taxes	673	1,050	1,183	1,446
Income tax provision	79	172	236	206
Net income	594	878	946	1,240
Net income available to common shareholders	479	763	832	1,125
Financial Condition
Total assets	$563,118	$542,181	$583,753	$575,470
Loans, net	329,599	342,130	340,387	352,449
Allowance for loan losses	3,649	3,768	3,847	3,920
Securities	172,271	161,514	156,441	153,511
Deposits	422,489	423,990	431,521	430,289
Repurchase agreements	7,973	8,120	16,333	13,190
FHLBB advances	75,356	74,946	74,532	72,812
Shareholders’ equity	53,023	54,389	57,430	55,016
Non-performing assets	12,339	11,520	10,916	10,751
Per Common Share Data
Earnings, diluted and basic	$0.28	$0.45	$0.49	$0.67
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	26.21	27.00	28.81	27.37
Market price: (a)
High	28.00	26.74	24.80	26.15
Low	21.00	21.50	21.77	21.86
Statistical Data
Net interest margin (fully tax equivalent)	3.25%	3.41%	3.39%	3.44%
Efficiency ratio (fully tax equivalent)	78.13	77.82	71.95	65.55
Return on average assets	0.34	0.54	0.57	0.77
Return on average shareholders’ equity	4.34	6.77	7.04	9.25
Weighted average equivalent shares outstanding, diluted	1,686	1,686	1,686	1,687

(a) The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s principal executive officer and principal financial officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2011. Based upon that evaluation, management, including the principal executive officer and principal financial officer concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management has evaluated the effectiveness of Salisbury’s internal control over financial reporting at and for the year ended December 31, 2011 based on [the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission]. Based on such evaluation, management has concluded that Salisbury’s internal control over financial reporting is effective at and for the year ended December 31, 2011.

This annual report does not include an attestation report of Salisbury’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Salisbury’s registered public accounting firm pursuant to rules of the SEC that permit Salisbury to provide only Management’s Report in this annual report.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2011 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in Salisbury’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 16, 2012, under the captions “Directors and Nominees for Election for a Three Year Term and Director Independence” and “Corporate Governance - Meetings and Committees of the Board of Directors” and “Executive Officers.” Such information is incorporated herein by reference and made a part hereof.

Salisbury maintains a Code of Ethics and Conflicts of Interest Policy that applies to all of Salisbury’s directors, officers and employees, including Salisbury’s principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics and Conflicts of Interest Policy is available upon request, without charge, by writing to Shelly L. Humeston, Secretary, Salisbury Bank and Trust Company, 5 Bissell Street, P.O. Box 1868, Lakeville, Connecticut 06039.

Item 11. EXECUTIVE COMPENSATION

The information required by this item appears in Salisbury’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 16, 2012, under the captions: “Executive Officer Compensation” and “Employee Benefit Plans, Employment and Other Agreements”; and “Board of Directors Compensation”. Such information is incorporated herein by reference and made a part hereof.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 16, 2012, under the captions “Principal Shareholders,” “Directors and Nominees for Election for a Three Year Term and Director Independence” and “Executive Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury’s Proxy Statement for the 2012 Meeting of Shareholders to be held on May 16, 2012, under the captions “Directors and Nominees for Election for a Three Year Term and Director Independence” and “Transactions with Management and Others”. Such information is incorporated herein by reference and made a part hereof.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 16, 2012, under the caption “Relationship with Independent Public Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”. Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Copies of exhibits are available on-line at Salisbury’s website at www.salisburybank.com or by contacting Shelly Humeston at Salisbury Bank and Trust Company, PO Box 1868, Lakeville, CT, 06039. Requested exhibits will be furnished without charge.

(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.

(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.

(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).

3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).

3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).

4.1	Warrant to purchase Common Stock dated March 13, 2009. (incorporated by reference to Exhibit 4.1 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011). (Such Warrant was repurchased by Salisbury on November 2, 2011 and simultaneously cancelled. See Exhibit 10.8 below.)

10.1	Amended and Restated Supplemental Retirement Plan Agreement with John F. Perotti dated January 25, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2008).

10.2	Form of First Amendment to Change in Control Agreement with Executive Officers dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 19, 2009). (Expired.)

10.3	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).

10.4	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 28, 2008). (Expired.)

10.5	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2001 Annual Report on Form 10-KSB/A filed May 8, 2002). (Such Plan expired in 2011 and was replaced by the 2011 Long Term Incentive Plan. See, Exhibit 10.9 below.)

10.6	Letter Agreement dated March 13, 2009, including the Securities Purchase Agreement - Standard Terms, as supplemented by the letter dated March 13, 2009 relating to the American Recovery and Reinvestment Act to 2009 with the U.S. Treasury Department. (incorporated by reference to Exhibit 10.6 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).

10.7	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).

10.8	Repurchase Letter Agreement between Salisbury and the United States Department of Treasury dated August 25, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).

10.9	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting.

21.1	Subsidiaries of the Registrant.

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	CEO Certification pursuant to EESA Section 111(b)(4).

99.2	CFO Certification pursuant to EESA Section 111(b)(4).

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
March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ John F. Perotti
Louis E. Allyn, II	John F. Perotti
Director	Director
March 9, 2012	March 9, 2012

/s/ Arthur J. Bassin	/s/ Michael A. Varet
Arthur J. Bassin	Michael A. Varet
Director	Director
March 9, 2012	March 9, 2012

/s/ Louise F. Brown	/s/ B. Ian McMahon
Louise F. Brown	B. Ian McMahon
Director	Chief Financial Officer
March 9, 2012	and Chief Accounting Officer
March 9, 2012
/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.
President and Chief Executive Officer
March 9, 2012

/s/ Robert S. Drucker
Robert S. Drucker
Director
March 9, 2012

/s/ Nancy F. Humphreys
Nancy F. Humphreys
Director
March 9, 2012

/s/ Holly J. Nelson
Holly J. Nelson
Director
March 9, 2012

