Form 10-Q
period 2012-03-31
SALISBURY BANCORP INC
filed 2012-05-10
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 10, 2012 is 1,688,731.

1

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$4,783	$4,829
Interest bearing demand deposits with other banks	33,540	32,057
Total cash and cash equivalents	38,323	36,886
Securities
Available-for-sale at fair value	145,919	155,794
Held-to-maturity at amortized cost (fair value: $ - and $52)	—	50
Federal Home Loan Bank of Boston stock at cost	5,747	6,032
Loans held-for-sale	1,308	948
Loans receivable, net (allowance for loan losses: $4,166 and $4,076)	371,709	370,766
Other real estate owned	—	2,744
Bank premises and equipment, net	11,861	12,023
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,579 and $1,523)	964	1,020
Accrued interest receivable	2,789	2,126
Cash surrender value of life insurance policies	7,104	7,037
Deferred taxes	579	829
Other assets	2,818	3,200
Total Assets	$598,950	$609,284
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$88,588	$82,202
Demand (interest bearing)	64,563	66,332
Money market	119,944	124,566
Savings and other	98,232	94,503
Certificates of deposit	101,359	103,703
Total deposits	472,686	471,306
Repurchase agreements	10,359	12,148
Federal Home Loan Bank of Boston advances	43,207	54,615
Accrued interest and other liabilities	4,631	4,353
Total Liabilities	530,883	542,422
Commitments and contingencies	—	—
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,688,731 and 1,688,731	169	169
Paid-in capital	13,134	13,134
Retained earnings	38,958	38,264
Accumulated other comprehensive loss, net	(194)	(705)
Total Shareholders' Equity	68,067	66,862
Total Liabilities and Shareholders' Equity	$598,950	$609,284
3

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended
Periods ended March 31, (in thousands except per share amounts) unaudited	2012	2011
Interest and dividend income
Interest and fees on loans	$4,595	$4,664
Interest on debt securities
Taxable	716	783
Tax exempt	534	554
Other interest and dividends	13	38
Total interest and dividend income	5,858	6,039
Interest expense
Deposits	667	871
Repurchase agreements	13	15
Federal Home Loan Bank of Boston advances	495	646
Total interest expense	1,175	1,532
Net interest and dividend income	4,683	4,507
Provision for loan losses	180	330
Net interest and dividend income after provision for loan losses	4,503	4,177
Non-interest income
Trust and wealth advisory	755	667
Service charges and fees	521	499
Gains on sales of mortgage loans, net	372	133
Mortgage servicing, net	(84)	32
Gains on securities, net	12	11
Other	83	59
Total non-interest income	1,659	1,401
Non-interest expense
Salaries	1,710	1,729
Employee benefits	690	634
Premises and equipment	605	583
Data processing	402	377
Professional fees	313	280
Collections and OREO	111	126
FDIC insurance	128	223
Marketing and community support	87	68
Amortization of intangibles	56	56
Other	398	348
Total non-interest expense	4,500	4,424
Income before income taxes	1,662	1,154
Income tax provision	412	211
Net income	$1,250	$943
Net income available to common shareholders	$1,167	$828

Basic and diluted earnings per common share	$0.69	$0.49
Common dividends per share	0.28	0.28

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended
Periods ended March 31, (in thousands)	2012	2011
Net income	$1,250	$943
Other comprehensive income
Net unrealized gains on securities available-for-sale	725	837
Reclassification of net realized gains in net income	12	11
Unrealized gains on securities available-for-sale	737	848
Income tax expense	(250)	(288)
Unrealized gains on securities available-for-sale, net of tax	487	560
Pension plan income	36	17
Income tax expense	(12)	(6)
Pension plan income, net of tax	24	11
Other comprehensive income, net of tax	511	571
Comprehensive income	$1,761	$1,514

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock		Preferred		Paid-in	Retained	Accumulated other comp-	Total share-holders'
(dollars in thousands) unaudited	Shares	Amount	Stock	Warrants	capital	earnings	rehensive loss	equity
Balances at December 31, 2010	1,687,661	$168	$8,738	$112	$13,200	$36,567	$(3,769)	$55,016
Net income for period	—	—	—	—	—	943	—	943
Other comprehensive income, net of tax	—	—	—	—	—	—	571	571
Total comprehensive income								1,514
Amortization (accretion) of preferred stock	—	—	5	—	—	(5)	—	—
Common stock dividends paid	—	—	—	—	—	(472)	—	(472)
Preferred stock dividends paid	—	—	—	—	—	(110)	—	(110)
Balances March 31, 2011	1,687,661	$168	$8,743	$112	$13,200	$36,923	$(3,198)	$55,948
Balances at December 31, 2011	1,688,731	$169	$16,000	$—	$13,134	$38,264	$(705)	$66,862
Net income for year	—	—	—	—	—	1,250	—	1,250
Other comprehensive income, net of tax	—	—	—	—	—	—	511	511
Total comprehensive income								1,761
Common stock dividends declared	—	—	—	—	—	(473)	—	(473)
Preferred stock dividends declared	—	—	—	—	—	(83)	—	(83)
Balances at March 31, 2012	1,688,731	$169	$16,000	$—	$13,134	$38,958	$(194)	$68,067

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands) unaudited	2012	2011
Operating Activities
Net income	$1,250	$943
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	181	62
Bank premises and equipment	225	206
Core deposit intangible	56	56
Mortgage servicing rights	77	58
Fair value adjustment on loans	8	11
Gains on calls of securities available-for-sale	(12)	(11)
Write down of other real estate owned	—	57
Losses on sale/disposals of premises and equipment	(1)	—
Loss recognized on other real estate owned	(1)	—
Provision for loan losses	180	330
(Increase) decrease in loans held-for-sale	(360)	998
Decrease (increase) in deferred loan origination fees and costs, net	6	(57)
Mortgage servicing rights originated	(180)	(77)
Increase (decrease) in mortgage servicing rights impairment reserve	92	(2)
(Increase) decrease in interest receivable	(663)	130
Deferred tax benefit	(13)	(14)
(Increase) decrease in prepaid expenses	(1)	73
Increase in cash surrender value of life insurance policies	(67)	(39)
Decrease in income tax receivable	389	224
Decrease in other assets	6	25
Decrease in accrued expenses	300	537
Decrease in interest payable	(30)	(101)
Increase (decrease) in other liabilities	16	(143)
Net cash provided by operating activities	1,458	3,266
Investing Activities
Redemption of Federal Home Loan Bank stock	285	—
Proceeds from calls of securities available-for-sale	3,820	22,997
Proceeds from maturities of securities available-for-sale	6,623	—
Proceeds from maturities of securities held-to-maturity	50	1
Loan originations and principle collections, net	(147)	(9,394)
Recoveries of loans previously charged-off	10	7
Proceeds from sale of other real estate owned	1,744	—
Capital expenditures	(54)	(327)
Net cash provided by investing activities	12,331	13,284
Financing Activities
Increase in deposit transaction accounts, net	3,725	32,640
Decrease in time deposits, net	(2,345)	(10,550)
Decrease in securities sold under agreements to repurchase, net	(1,789)	(4,949)
Principal payments on Federal Home Loan Bank of Boston advances	(11,408)	(16,925)
Common stock dividends paid	(473)	(473)
Preferred stock dividends paid	(62)	(110)
Net cash provided by financing activities	(12,352)	(367)
Net increase in cash and cash equivalents	1,437	16,183
Cash and cash equivalents, beginning of period	36,886	26,908
Cash and cash equivalents, end of period	$38,323	$43,091
Cash paid during period
Interest	$1,205	$633
Income taxes	788	449
Non-cash transfers
Transfer from loans to other real estate owned	—	314
From other real estate owned to loans	1,000	—
6

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2011 Annual Report on Form 10-K for the period ended December 31, 2011.

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

Impact of New Accounting Pronouncements Issued

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-03 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
March 31, 2012
Available-for-sale
U.S. Treasury notes	$5,000	$450	$—	$5,450
U.S. Government Agency notes	14,530	300	—	14,830
Municipal bonds	47,103	1,421	(826)	47,698
Mortgage backed securities
U.S. Government Agencies	52,954	1,076	(1)	54,029
Collateralized mortgage obligations
U.S. Government Agencies	6,590	50	—	6,640
Non-agency	13,526	370	(236)	13,660
SBA bonds	3,409	85	—	3,494
Preferred Stock	20	98	—	118
Total securities available-for-sale	$143,132	$3,850	$(1,063)	$145,919
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,747	$—	$—	$5,747
8

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2011
Available-for-sale
U.S. Treasury notes	$5,000	$528	$—	$5,528
U.S. Government Agency notes	14,544	380	—	14,924
Municipal bonds	50,881	1,067	(1,152)	50,796
Mortgage backed securities
U.S. Government Agencies	57,193	1,126	(19)	58,300
Collateralized mortgage obligations
U.S. Government Agencies	7,077	76	—	7,153
Non-agency	14,300	355	(488)	14,167
SBA bonds	3,629	77	—	3,706
Corporate bonds	1,100	4	—	1,104
Preferred Stock	20	96	—	116
Total securities available-for-sale	$153,744	$3,709	$(1,659)	$155,794
Held-to-maturity
Mortgage backed security	$50	$2	$—	$52
Non-marketable securities
Federal Home Loan Bank of Boston stock	$6,032	$—	$—	$6,032
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the three month periods ended March 31, 2012 and 2011.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2012
Available-for-sale
Municipal Bonds	$3,785	$38	$5,382	$788	$9,167	$826
Mortgage backed securities	4,289	—	55	1	4,344	1
Collateralized mortgage obligations
Non-agency	1,598	21	1,080	53	2,678	74
Total temporarily impaired securities	9,672	59	6,517	842	16,189	901
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	2,131	87	1,526	75	3,657	162
Total temporarily and other-than-temporarily impaired securities	$11,803	$146	$8,043	$917	$19,846	$1,063

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2012.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at March 31, 2012.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at March 31, 2012.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2012 to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2012. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2012	2011
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. In 2011, the FHLBB resumed modest quarterly cash dividends to its members and in early 2012 the FHLBB repurchase its excess stock pool. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2012. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2012	December 31, 2011
Residential 1-4 family	$187,985	$187,676
Residential 5+ multifamily	3,155	3,187
Construction of residential 1-4 family	5,235	5,305
Home equity credit	34,523	34,621
Residential real estate	230,898	230,789
Commercial	81,604	81,958
Construction of commercial	7,517	7,069
Commercial real estate	89,121	89,027
Farm land	3,860	4,925
Vacant land	12,737	12,828
Real estate secured	336,616	337,569
Commercial and industrial	31,081	29,358
Municipal	2,729	2,415
Consumer	4,451	4,496
Loans receivable, gross	374,877	373,838
Deferred loan origination fees and costs, net	998	1,004
Allowance for loan losses	(4,166)	(4,076)
Loans receivable, net	$371,709	$370,766
Loans held-for-sale
Residential 1-4 family	$1,308	$948

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

Credit Quality

The composition of loans receivable by credit risk rating is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2012
Residential 1-4 family	$170,462	$13,646	$3,877	$—	$—	$187,985
Residential 5+ multifamily	2,724	431	—	—	—	3,155
Construction of residential 1-4 family	4,034	415	786	—	—	5,235
Home equity credit	31,332	1,524	1,667	—	—	34,523
Residential real estate	208,552	16,016	6,330	—	—	230,898
Commercial	62,620	8,156	10,828	—	—	81,604
Construction of commercial	6,744	302	471	—	—	7,517
Commercial real estate	69,364	8,458	11,299	—	—	89,121
Farm land	2,300	347	1,213	—	—	3,860
Vacant land	8,001	878	3,858	—	—	12,737
Real estate secured	288,217	25,699	22,700	—	—	336,616
Commercial and industrial	22,331	6,539	2,211	—	—	31,081
Municipal	2,729	—	—	—	—	2,729
Consumer	4,243	153	55	—	—	4,451
Loans receivable, gross	$317,520	$32,391	$24,966	$—	$—	$374,877
11

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2011
Residential 1-4 family	$168,326	$15,517	$3,833	$—	$—	$187,676
Residential 5+ multifamily	2,752	435	—	—	—	3,187
Construction of residential 1-4 family	4,116	415	774	—	—	5,305
Home equity credit	31,843	1,451	1,327	—	—	34,621
Residential real estate	207,037	17,818	5,934	—	—	230,789
Commercial	64,458	6,187	11,313	—	—	81,958
Construction of commercial	6,296	302	471	—	—	7,069
Commercial real estate	70,754	6,489	11,784	—	—	89,027
Farm land	2,327	1,768	830	—	—	4,925
Vacant land	8,039	883	3,906	—	—	12,828
Real estate secured	288,157	26,958	22,454	—	—	337,569
Commercial and industrial	21,104	6,847	1,407	—	—	29,358
Municipal	2,415	—	—	—	—	2,415
Consumer	4,254	178	64	—	—	4,496
Loans receivable, gross	$315,930	$33,983	$23,925	$—	$—	$373,838

Credit quality segments of loans receivable by credit risk rating are as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2012
Performing loans	$316,514	$30,624	$—	$—	$—	$347,138
Potential problem loans	—	—	14,836	—	—	14,836
Troubled debt restructurings: accruing	1,006	1,767	2,523	—	—	5,296
Troubled debt restructurings: non-accrual	—	—	1,680	—	—	1,680
Other non-accrual loans	—	—	5,927	—	—	5,927
Impaired loans	1,006	1,767	10,130	—	—	12,903
Loans receivable, gross	$317,520	$32,391	$24,966	$—	$—	$374,877
December 31, 2011
Performing loans	$314,551	$32,570	$—	$—	$—	$347,121
Potential problem loans	—	—	14,039	—	—	14,039
Troubled debt restructurings: accruing	1,379	1,413	1,810	—	—	4,602
Troubled debt restructurings: non-accrual	—	—	1,753	—	—	1,753
Other non-accrual loans	—	—	6,323	—	—	6,323
Impaired loans	1,379	1,413	9,886	—	—	12,678
Loans receivable, gross	$315,930	$33,983	$23,925	$—	$—	$373,838

Potential problem loans are performing loans risk rated substandard that are not classified as impaired. Impaired loans are loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.

The components of impaired loans are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Troubled debt restructurings: accruing	$5,296	$4,602
Troubled debt restructurings: non-accrual	1,680	1,753
All other non-accrual loans	5,927	6,323
Impaired loans	$12,903	$12,678
Commitments to lend additional amounts to impaired borrowers	$—	$—
12

The composition of loans receivable delinquency status by credit risk rating is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2012
Current	$311,798	$30,106	$11,412	$—	$—	$353,316
Past due 001-029	4,899	1,168	4,408	—	—	10,475
Past due 030-059	765	500	2,253	—	—	3,518
Past due 060-089	58	617	266	—	—	941
Past due 090-179	—	—	174	—	—	174
Past due 180+	—	—	6,453	—	—	6,453
Loans receivable, gross	$317,520	$32,391	$24,966	$—	$—	$374,877
December 31, 2011
Current	$311,741	$31,407	$12,618	$—	$—	$355,766
Past due 001-029	3,696	1,195	3,517	—	—	8,408
Past due 030-059	435	1,024	674	—	—	2,133
Past due 060-089	58	357	46	—	—	461
Past due 090-179	—	—	1,095	—	—	1,095
Past due 180+	—	—	5,975	—	—	5,975
Loans receivable, gross	$315,930	$33,983	$23,925	$—	$—	$373,838

The composition of loans receivable by delinquency status is as follows:

		Past due
(in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
March 31, 2012
Residential 1-4 family	$181,806	$4,108	$969	$312	$152	$638	$2,071	$—	$1,300
Residential 5+ multifamily	2,999	—	—	156	—	—	156	—	—
Residential 1-4 family construction	5,090	145	—	—	—	—	—	—	—
Home equity credit	32,806	1,038	345	217	—	117	679	—	140
Residential real estate	222,701	5,291	1,314	685	152	755	2,906	—	1,440
Commercial	73,969	4,333	1,632	58	—	1,612	3,302	—	1,755
Construction of commercial	7,351	—	—	145	—	21	166	—	21
Commercial real estate	81,320	4,333	1,632	203	—	1,633	3,468	—	1,776
Farm land	3,438	44	378	—	—	—	378	—	—
Vacant land	9,002	72	—	50	—	3,613	3,663	—	3,613
Real estate secured	316,461	9,740	3,324	938	152	6,001	10,415	—	6,829
Commercial and industrial	29,776	672	159	—	22	452	633	—	778
Municipal	2,729	—	—	—	—	—	—	—	—
Consumer	4,350	63	35	3	—	—	38	—	—
Loans receivable, gross	$353,316	$10,475	$3,518	$941	$174	$6,453	$11,086	$—	$7,607
December 31, 2011
Residential 1-4 family	$182,263	$3,772	$811	$121	$—	$709	$1,641	$—	$1,240
Residential 5+ multifamily	2,918	—	112	157	—	—	269	—	—
Residential 1-4 family construction	5,305	—	—	—	—	—	—	—	—
Home equity credit	34,124	298	50	—	83	66	199		173
Residential real estate	224,610	4,070	973	278	83	775	2,109	—	1,413
Commercial	75,486	3,887	483	180	930	992	2,585	—	2,317
Construction of commercial	6,796	108	145	—	20	—	165	—	20
Commercial real estate	82,282	3,995	628	180	950	992	2,750	—	2,337
Farm land	4,499	46	380	—	—	—	380	—	—
Vacant land	9,047	73	50	—	—	3,658	3,708	—	3,658
Real estate secured	320,438	8,184	2,031	458	1,033	5,425	8,947	—	7,408
Commercial and industrial	28,542	152	51	1	62	550	664	—	668
Municipal	2,415	—	—	—	—	—	—	—	—
Consumer	4,371	72	51	2	—	—	53	—	—
Loans receivable, gross	$355,766	$8,408	$2,133	$461	$1,095	$5,975	$9,664	$—	$8,076

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	March 31, 2012			March 31, 2011
Three months ended (in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$326	$326	—	$—	$—
Commercial and industrial	5	779	779	—	—	—
Troubled debt restructurings	6	$1,105	$1,105	—	$—	$—
Rate reduction and term extension	2	$373	$373	—	$—	$—
Debt consolidation and term extension	3	706	706	—	—	—
Seasonal interest only concession	1	26	26	—	—	—
Troubled debt restructurings	6	$1,105	$1,105	—	$—	$—

Six loans were restructured during the quarter ended March 31, 2012 and all were current at March 31, 2012.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	March 31, 2012					March 31, 2011
Three months ended (in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$1,479	$39	$(18)	$—	$1,500	$1,504	$60	$(101)	$—	$1,463
Commercial	1,139	(79)	—	1	1,061	1,132	291	(80)	—	1,343
Land	410	(29)	(42)	—	339	392	(18)	(79)	—	295
Real estate	3,028	(69)	(60)	1	2,900	3,028	333	(260)	—	3,101
Commercial & industrial	704	100	(29)	3	778	541	(9)	—	—	532
Municipal	24	4	—	—	28	51	4	—	—	55
Consumer	79	59	(10)	5	133	164	16	(19)	7	168
Unallocated	241	86	—	—	327	136	(14)	—	—	122
Totals	$4,076	$180	$(99)	$9	$4,166	$3,920	$330	$(279)	$7	$3,978

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2012
Residential 1-4 family	$183,741	$738	$4,244	$295	$187,985	$1,033
Residential 5+ multifamily	2,410	17	745	—	3,155	17
Construction of residential 1-4 family	5,235	21	—	—	5,235	21
Home equity credit	34,383	429	140	—	34,523	429
Residential real estate	225,769	1,205	5,129	295	230,898	1,500
Commercial	75,146	858	6,458	102	81,604	960
Construction of commercial	7,496	81	21	21	7,517	102
Commercial real estate	82,642	939	6,479	123	89,121	1,062
Farm land	3,040	25	820	150	3,860	175
Vacant land	8,977	104	3,760	60	12,737	164
Real estate secured	320,428	2,273	16,188	628	336,616	2,901
Commercial and industrial	29,083	384	1,998	394	31,081	778
Municipal	2,729	28	—	—	2,729	28
Consumer	4,241	42	210	91	4,451	133
Unallocated allowance	—	—	—	—	—	326
Totals	$356,481	$2,727	$18,396	$1,113	$374,877	$4,166

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2011
Residential 1-4 family	$182,695	$762	$4,981	$297	$187,676	$1,059
Residential 5+ multifamily	2,437	17	750	4	3,187	21
Construction of residential 1-4 family	4,606	17	699	—	5,305	17
Home equity credit	34,333	382	288	—	34,621	382
Residential real estate	224,071	1,178	6,718	301	230,789	1,479
Commercial	74,419	840	7,539	202	81,958	1,042
Construction of commercial	7,049	77	20	20	7,069	97
Commercial real estate	81,468	917	7,559	222	89,027	1,139
Farm land	4,095	35	830	150	4,925	185
Vacant land	9,021	104	3,807	120	12,828	224
Real estate secured	318,655	2,234	18,914	793	337,569	3,027
Commercial and industrial	28,091	368	1,267	336	29,358	704
Municipal	2,415	24	—	—	2,415	24
Consumer	4,431	44	65	35	4,496	79
Unallocated allowance	—	—	—	—	—	242
Totals	$353,592	$2,670	$20,246	$1,164	$373,838	$4,076

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2012
Performing loans	$346,929	$2,419	$210	$91	$347,139	$2,510
Potential problem loans	9,552	308	5,284	242	14,836	550
Impaired loans	—	—	12,902	780	12,902	780
Unallocated allowance	—	—	—	—	—	326
Totals	$356,481	$2,727	$18,396	$1,113	$374,877	$4,166
December 31, 2011
Performing loans	$346,303	$2,436	$819	$35	$347,122	$2,471
Potential problem loans	7,289	234	6,750	255	14,039	489
Impaired loans	—	—	12,677	874	12,677	874
Unallocated allowance	—	—	—	—	—	242
Totals	$353,592	$2,670	$20,246	$1,164	$373,838	$4,076

Certain data with respect to impaired loans individually evaluated is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2012
Residential 1-4 family	$1,950	$2,086	$2,369	$253	$45	$1,502	$1,524	$1,152	$7
Home equity credit	—	—	—	—	—	140	162	164	3
Residential real estate	1,950	2,086	2,369	253	45	1,642	1,686	1,316	10
Commercial	1,750	1,891	1,918	123	14	1,979	2,404	2,047	31
Vacant land	134	154	479	10	2	3,479	4,245	3,167	—
Real estate secured	3,834	4,131	4,766	386	61	7,100	8,335	6,530	41
Commercial and industrial	747	828	724	394	—	1,222	1,894	687	28
Consumer	—	—	—	—	—	—	143	—	—
Totals	$4,581	$4,959	$5,490	$780	$61	$8,322	$10,372	$7,217	$69

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2011
Residential 1-4 family	$3,012	$3,160	$1,822	$266	$38	$390	$426	$3,875	$—
Home equity credit	—	—	—	—	—	173	177	227	—
Residential real estate	3,012	3,160	1,822	266	38	563	603	4,102	—
Commercial	2,151	2,405	2,550	203	77	2,157	2,612	2,175	37
Vacant land	594	774	639	70	—	3,063	3,627	3,243	—
Real estate secured	5,757	6,339	5,011	539	115	5,783	6,842	9,520	37
Commercial and industrial	560	639	364	335	—	577	1,221	876	16
Consumer	—	—	—	—	—	—	142	14	—
Totals	$6,317	$6,978	$5,375	$874	$115	$6,360	$8,205	$10,410	$53

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

March 31, (in thousands)	2012	2011
Residential mortgage loans serviced for others	$125,086	$101,636
Fair value of mortgage servicing rights	754	948

Changes in mortgage servicing rights are as follows:

	Three months
Periods ended March 31, (in thousands)	2012	2011
Loan Servicing Rights
Balance, beginning of period	$772	$683
Originated	177	77
Amortization (1)	(77)	(59)
Balance, end of period	872	701
Valuation Allowance
Balance, beginning of period	(22)	(10)
(Increase) decrease in impairment reserve (1)	(92)	2
Balance, end of period	(114)	(8)
Loan servicing rights, net	$758	$693
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	March 31, 2012	December 31, 2011
Securities available-for-sale (at fair value)	$66,986	$68,839
Loans receivable	112,589	132,720
Total pledged assets	$179,575	$201,559

At March 31, 2012, securities were pledged as follows: $46.3 million to secure public deposits, $18.3 million to secure repurchase agreements and $2.4 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Periods ended March 31, (in thousands, except per share amounts)	2012	2011
Net income	$1,250	$943
Preferred stock net accretion	—	(5)
Preferred stock dividends declared	(83)	(110)
Net income available to common shareholders	$1,167	$828
Weighted average common stock outstanding - basic	1,689	1,688
Weighted average common and common equivalent stock outstanding - diluted	1,689	1,688
Earnings per common and common equivalent share
Basic	$0.69	$0.49
Diluted	0.69	0.49

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2012, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital (to risk-weighted assets)
Salisbury	$61,730	16.34%	$30,223	8.0%	n/a	—
Bank	51,661	13.49	30,652	8.0	$38,303	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	57,468	15.21	15,111	4.0	n/a	—
Bank	47,420	12.38	15,321	4.0	22,982	6.0
Tier 1 Capital (to average assets)
Salisbury	57,468	9.72	23,661	4.0	n/a	—
Bank	47,420	8.02	23,636	4.0	29,546	5.0
December 31, 2011
Total Capital (to risk-weighted assets)
Salisbury	$60,869	15.97%	$30,490	8.0%	n/a	—
Bank	50,729	13.16	30,840	8.0	$38,550	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	56,718	14.88	15,245	4.0	n/a	—
Bank	46,578	12.08	15,420	4.0	23,130	6.0
Tier 1 Capital (to average assets)
Salisbury	56,718	9.45	24,014	4.0	n/a	—
Bank	46,578	7.77	23,969	4.0	29,961	5.0
17

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend period ended March 31, 2012 and December 31, 2011, were 2.10375% and 1.55925%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. March 30, 2012, Salisbury declared a Series B Preferred Stock dividend of $83,000, payable on April 2, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Simultaneously with the receipt of the SBLF capital, Salisbury repurchased for $8,816,000 all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program (“CPP”), a part of the Troubled Asset Relief Program of the Emergency Economic Stabilization Act of 2008, and made a payment for accrued dividends. The transaction resulted in net capital proceeds to Salisbury of $7,184,000, of which Salisbury invested $6,465,600, or 90%, in the Bank as Tier 1 Capital.

As part of the CPP, Salisbury had issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. The Warrant was repurchased for $205,000 on November 2, 2011 and simultaneously cancelled.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months
Periods ended March 31, (in thousands)	2012	2011
Service cost	$115	$95
Interest cost on benefit obligation	93	93
Expected return on plan assets	(115)	(106)
Amortization of prior service cost	—	—
Amortization of net loss	36	17
Net periodic benefit cost	$129	$99

Salisbury’s 401(k) Plan contribution expense was $70,000 and $43,000, respectively, for the three month periods ended March 31, 2012 and 2011. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $11,000 and $12,000, respectively, for the three month periods ended March 31, 2012 and 2011.

NOTE 9 –COMPREHENSIVE INCOME

The components of accumulated other comprehensive losses are as follows:

March 31, (in thousands)	2012	2011
Unrealized losses on securities available-for-sale, net of tax	$1,839	$(2,022)
Unrecognized pension plan expense, net of tax	(2,033)	(1,176)
Accumulated other comprehensive loss, net	$(194)	$(3,198)

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

•	Level 1. Quoted prices in active markets for identical assets. Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•	Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from first party pricing services for identical or comparable assets or liabilities.
•	Level 3. Significant unobservable inputs. Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending first-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
19

 Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
March 31, 2012
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$5,450	$—	$5,450
U.S. Government agency notes	—	14,830	—	14,830
Municipal bonds	—	47,698	—	47,698
Mortgage-backed securities:
U.S. Government agencies	—	54,029	—	54,029
Collateralized mortgage obligations:
U.S. Government agencies	—	6,640	—	6,640
Non-agency	—	13,660	—	13,660
SBA bonds	—	3,494	—	3,494
Corporate bonds	—	—	—	—
Preferred stocks	118	—	—	118
Securities available-for-sale	$118	$145,801	$—	$145,919
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$3,801	$3,801
December 31, 2011
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$5,528	$—	$5,528
U.S. Government agency notes	—	14,924	—	14,924
Municipal bonds	—	50,796	—	50,796
Mortgage-backed securities:
U.S. Government agencies	—	58,300	—	58,300
Collateralized mortgage obligations:
U.S. Government agencies	—	7,153	—	7,153
Non-agency	—	14,167	—	14,167
SBA bonds	—	3,706	—	3,706
Corporate bonds	—	1,104	—	1,104
Preferred stocks	116	—	—	116
Securities available-for-sale	$116	$155,678	$—	$155,794
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,443	$5,443
Other real estate owned	—	—	2,744	2,744

 Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(in thousands)	value	fair value	Level 1	Level 2	Level 3
March 31, 2012
Financial Assets
Cash and due from banks	$38,323	$38,323	$38,323	$—	$—
Securities available-for-sale	145,919	145,919	118	145,801	—
Federal Home Loan Bank stock	5,747	5,747	—	5,747	—
Loans held-for-sale	1,308	1,308	—	—	1,308
Loans receivable net	371,709	376,975	—	—	376,975
Accrued interest receivable	2,789	2,789	—	—	2,789
Financial Liabilities
Demand (non-interest-bearing)	$88,588	$88,588	$—	$—	$88,588
Demand (interest-bearing)	64,563	64,563	—	—	64,563
Money market	119,944	119,944	—	—	119,944
Savings and other	98,232	98,232	—	—	98,232
Certificates of deposit	101,359	102,758	—	—	102,758
Deposits	472,686	474,085	—	—	474,085
FHLBB advances	43,208	46,980	—	—	46,980
Repurchase agreements	10,359	10,359	—	—	10,359
Accrued interest payable	284	284	—	—	284
December 31, 2011
Financial Assets
Cash and due from banks	$36,886	$36,886	$36,886	$—	$—
Securities available-for-sale	155,794	155,794	116	155,678	—
Security held-to-maturity	50	52	—	52	—
Federal Home Loan Bank stock	6,032	6,032	—	—	6,032
Loans held-for-sale	948	955	—	—	955
Loans receivable net	370,766	373,071	—	—	373,071
Accrued interest receivable	2,126	2,126	—	—	2,126
Financial Liabilities
Demand (non-interest-bearing)	$82,202	$82,202	$—	$—	$82,202
Demand (interest-bearing)	66,332	66,332	—	—	66,332
Money market	124,566	124,566	—	—	124,566
Savings and other	94,503	94,503	—	—	94,503
Certificates of deposit	103,703	104,466	—	—	104,466
Deposits	471,306	472,069	—	—	472,069
FHLBB advances	54,615	58,808	—	—	58,808
Repurchase agreements	12,148	12,148	—	—	12,148
Accrued interest payable	271	271	—	—	271

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2011.

BUSINESS

Salisbury Bancorp, Inc. ("Salisbury"), a Connecticut corporation, formed in 1998, is a bank holding company for Salisbury Bank and Trust Company ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from eight full-service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, Millerton and Dover Plains, New York, and operates its trust and wealth advisory services from offices in Lakeville, Connecticut.

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

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2011 Annual Report on Form 10-K for the year ended December 31, 2011 and, along with this Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2011 Annual Report on Form 10-K for the period ended December 31, 2011 describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses are included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of this Quarterly Report.

Management evaluates goodwill and identifiable intangible assets for impairment annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives, could have a material adverse impact on the results of operations.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2012 and 2011

Overview

Net income available to common shareholders was $1,167,000, or $0.69 per common share, for the first quarter ended March 31, 2012 (first quarter 2012), compared with $1,184,000, or $0.70 per common share, for the fourth quarter ended December 31, 2011 (fourth quarter 2011), and $828,000, or $0.49 per common share, for the first quarter ended March 31, 2011 (first quarter 2011).

Net income available to common shareholders for the first quarters of 2012 and 2011 and the fourth quarter of 2011 is net of preferred stock dividends. First quarter 2011 is also net of preferred stock accretion of $5,000.

•	Earnings per common share decreased $0.01, or 1.5%, to $0.69 versus fourth quarter 2011, increased $0.20, or 40.6%, versus first quarter 2011.
•	Tax equivalent net interest income decreased $59,000, or 1.2%, versus fourth quarter 2011, and increased $169,000, or 3.6%, versus first quarter 2011.
•	Provision for loan losses was $180,000, versus $580,000 for fourth quarter 2011 and $330,000 for first quarter 2011. Net loan charge-offs were $90,000, versus $531,000 for fourth quarter 2011 and $272,000 for first quarter 2011.
•	Non-interest income decreased $32,000, or 1.9%, versus fourth quarter 2011 and increased $258,000, or 18.4%, versus first quarter 2011.
•	Non-interest expense increased $251,000, or 5.9%, versus fourth quarter 2011 and $76,000, or 1.7%, versus first quarter 2011.
•	Non-performing assets decreased $3.2 million, or 29.7%, to $7.6 million, or 1.3% of total assets, versus fourth quarter 2011 and decreased $4.1 million versus first quarter 2011. Accruing loans receivable 30-to-89 days past due increased $1.7 million to $4.2 million, or 1.12% of gross loans receivable, versus fourth quarter 2011 and remained substantially unchanged versus first quarter 2011.

Net Interest Income

Tax equivalent net interest income for first quarter 2012 decreased $59,000, or 1.2%, versus fourth quarter 2011, and increased $169,000, or 3.6%, versus first quarter 2011. The net interest margin decreased 4 basis points to 3.52% from 3.56%, for the year-over-year period.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Loans (a)	$377,704	$362,436	$4,595	$4,664	4.87%	5.15%
Securities (c)(d)	149,699	145,216	1,490	1,594	3.98	4.39
FHLBB stock	5,962	6,032	10	6	0.68	0.42
Short term funds (b)	27,113	23,753	13	33	0.19	0.56
Total earning assets	560,478	537,437	6,108	6,297	4.36	4.69
Other assets	41,829	33,436
Total assets	$602,307	$570,873
Interest-bearing demand deposits	$68,510	$63,094	109	116	0.64	0.74
Money market accounts	121,869	84,306	114	110	0.37	0.52
Savings and other	95,919	95,454	77	97	0.32	0.41
Certificates of deposit	102,418	120,688	367	548	1.43	1.82
Total interest-bearing deposits	388,716	363,542	667	871	0.69	0.96
Repurchase agreements	11,119	12,077	13	15	0.47	0.50
FHLBB advances	46,963	63,080	495	646	4.22	4.10
Total interest-bearing liabilities	446,798	438,699	1,175	1,532	1.05	1.40
Demand deposits	83,354	72,989
Other liabilities	4,387	3,995
Shareholders’ equity	67,768	55,190
Total liabilities & shareholders’ equity	$602,307	$570,873
Net interest income			$4,933	$4,765
Spread on interest-bearing funds					3.31	3.29
Net interest margin (e)					3.52	3.56
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $250,000 and $258,000, respectively for 2012 and 2011 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2012 versus 2011
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$191	$(260)	$(69)
Securities	47	(151)	(104)
FHLBB stock	—	4	4
Short term funds	3	(23)	(20)
Total	241	(430)	(189)
Interest-bearing liabilities
Deposits	(23)	(181)	(204)
Repurchase agreements	(1)	(1)	(2)
FHLBB advances	(167)	16	(151)
Total	(191)	(166)	(357)
Net change in net interest income	$432	$(264)	$168

Interest Income

Tax equivalent interest income decreased $189,000, or 3.0%, to $6.1 million for first quarter 2012 as compared with first quarter 2011.

Loan income decreased $69,000, or 1.5%, primarily due to a 28 basis points decline in the average loan yield offset in part by a $15.3 million, or 4.2%, increase in average loans.

Tax equivalent securities income decreased $100,000, or 6.2%, for first quarter 2012 as compared with first quarter 2011, primarily due to a 41 basis points decline in the average yield offset in part by a $4.4 million, or 2.9%, increase in average volume. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities.

Income from short term funds decreased $20,000 for first quarter 2012 as compared with first quarter 2011 as a result of a 37 basis points decline in the average yield offset in part by a $3.4 million increase in the average balance.

Interest Expense

Interest expense decreased $357,000, or 23.3%, to $1.2 million for first quarter 2012 as compared with first quarter 2011.

Interest on deposit accounts and retail repurchase agreements decreased $206,000, or 23.25%, as a result of lower average rates, down 26 basis points to 0.68%. Decreased rates were offset in part by a $24.2 million, or 6.4%, increase in the average balance of deposits and repurchase agreements. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $151,000 as a result of lower average borrowings, down $16.1 million, offset in part by the average borrowing rate increase of 12bp as compared with first quarter 2011. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $180,000 for first quarter 2012 and $330,000 for first quarter 2011. Net loan charge-offs were $90,000 and $272,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months
Periods ended March 31, (dollars in thousands)	2012	2011
Balance, beginning of period	$4,076	$3,920
Provision for loan losses	180	330
Charge-offs
Real estate mortgages	(60)	(259)
Commercial & industrial	(29)	—
Consumer	(10)	(19)
Total charge-offs	(99)	(278)
Recoveries
Real estate mortgages	1	—
Commercial & industrial	3	—
Consumer	5	6
Total recoveries	9	6
Net charge-offs	(90)	(272)
Balance, end of period	$4,166	$3,978
Loans receivable, gross	$374,877	$364,337
Non-performing loans	7,606	10,875
Accruing loans past due 30-89 days	4,181	4,191
Ratio of allowance for loan losses:
to loans receivable, gross	1.11%	1.09%
to non-performing loans	54.77	36.58
Ratio of non-performing loans to loans receivable, gross	2.03	2.98
Ratio of accruing loans past due 30-89 days to loans receivable, gross	1.12	1.15

Reserve coverage at March 31, 2012, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.11%, as compared with 1.09% at December 31, 2011 and 1.09% a year ago at March 31, 2011. During the first three months of 2012, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.5 million to $7.6 million, or 2.03% of gross loans receivable, from 2.16% at December 31, 2011 and 2.98% at March 31, 2011 while accruing loans past due 30-89 days increased $1.7 million to $4.2 million, or 1.12% of gross loans receivable from 0.66% at December 31, 2011 and 1.15% at March 31, 2011. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

 The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Loans	Allowance	Loans	Allowance
Performing loans	$346,929	$2,419	$346,303	$2,436
Potential problem loans	9,552	308	7,289	234
Collectively evaluated	356,481	2,727	353,592	2,670
Performing loans	210	91	819	35
Potential problem loans	5,284	242	6,750	255
Impaired loans	12,902	780	12,677	874
Individually evaluated	18,396	1,113	20,246	1,164
Unallocated allowance	—	326	—	242
Totals	$374,877	$4,166	$373,838	$4,076

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended March 31, 2012.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2012.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the bank is examined annually on a rotational process by one of its two primary regulatory agencies, the FDIC and State of Connecticut Department of Banking (“CTDOB”). As an integral part of their examination process, the FDIC and CTDOB review the Bank's credit risk ratings and allowance for loan losses. The Bank was examined by the CTDOB April 2010 and by the FDIC in May 2011.

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2012	2011	2012 vs. 2011
Trust and wealth advisory fees	$755	$667	$88	13.19%
Service charges and fees	521	499	22	4.41
Gains on sales of mortgage loans, net	372	133	239	179.70
Mortgage servicing, net	(84)	32	(116)	(362.50)
Gains on securities, net	12	11	1	9.09
Other	83	59	24	40.68
Total non-interest income	$1,659	$1,401	$258	18.42%

Non-interest income for first quarter 2012 decreased $32,000 versus fourth quarter 2011 and increased $258,000 versus first quarter 2011. Trust and Wealth Advisory revenues increased $69,000 versus fourth quarter 2011 and increased $88,000 versus first quarter 2011. The year-over-year revenue increase results from growth in managed assets and higher estate fees collected in first quarter 2012. Service charges and fees decreased $13,000 versus fourth quarter 2011 and increased $22,000 versus first quarter 2011. Income from sales and servicing of mortgage loans increased $54,000 versus fourth quarter 2011 and increased $239,000 versus first quarter 2011 due to interest rate driven fluctuations in fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $16.3 million for first quarter 2012, $14.8 million for fourth quarter 2011 and $6.1 million for first quarter 2011. First quarter 2012, fourth quarter 2011, and first quarter 2011, included mortgage servicing valuation impairment charges (benefits) of $92,000, $(69,000) and $2,000, respectively. Gains on securities represent the accretion of discounts on called securities. Other income consisted of bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2012	2011	2012 vs. 2011
Salaries	$1,710	$1,729	$(19)	(1.10)%
Employee benefits	690	634	56	8.83
Premises and equipment	605	583	22	3.77
Data processing	402	377	25	6.63
Professional fees	313	280	33	11.79
Collections and OREO	111	126	(15)	(11.90)
FDIC insurance	128	223	(95)	(42.60)
Marketing and community contributions	87	68	19	27.94
Amortization of intangible assets	56	56	—	—
Other	398	348	50	14.37
Non-interest expense	$4,500	$4,424	$76	1.72%

Non-interest expense for first quarter 2012 increased $251,000 versus fourth quarter 2011 and $76,000 versus first quarter 2011. Salaries decreased $19,000 versus first quarter 2011 due to changes in staffing levels and mix. Employee benefits increased $56,000 versus first quarter 2011 due to higher health benefits expense, caused by year-over-year premium increases, higher staff utilization, and higher 401K Plan expense due to an under accrual in first quarter 2011 following the implementation of a 401K Safe Harbor Plan. Premises and equipment increased $8,000 versus fourth quarter 2011 and increased $22,000 versus first quarter 2011. The year-over-year increase was due primarily to higher depreciation and increased machine and software maintenance due to replaced and upgraded equipment and software. The increase was offset slightly by lower building maintenance and repairs, snow removal and utilities due to the mild winter experienced in the Northeast.

Data processing increased $20,000 versus fourth quarter 2011 and $25,000 versus first quarter 2011. Professional fees increased $101,000 versus fourth quarter 2011, and $33,000 versus first quarter 2011. The increase over fourth quarter 2011 was due to accrual reversals in fourth quarter 2011. Collections and OREO increased $42,000 versus fourth quarter 2011 and decreased $15,000 versus first quarter 2011. The increase versus fourth quarter was due to real estate taxes, radon mediation and utilities associated with the sale of an OREO property in first quarter 2012. FDIC insurance increased $73,000 versus fourth quarter 2011 and decreased $95,000 versus first quarter 2011. The year-over-year decrease was due to a favorable change in the assessment method effective June 30, 2011. Other operating expenses increased $68,000 versus fourth quarter 2011 and decreased $50,000 versus first quarter 2011. Year-over-year decreases were due to reductions in other administrative and operational expenses.

Income taxes

The effective income tax rates for first quarter 2012, fourth quarter 2011 and first quarter 2011 were 24.82%, 21.99% and 18.27%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2012 or 2011, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 the Bank formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

FINANCIAL CONDITION

Overview

Total assets were $599 million at March 31, 2012, down $10 million from December 31, 2011. Loans receivable, net, were $372 million at March 31, 2012, up $1 million, or 0.3%, from December 31, 2011. Non-performing assets were $7.6 million at March 31, 2012, down $3.2 million from $10.8 million at December 31, 2011. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.11%, 1.09% and 1.09%, at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Deposits were $472 million, up $1 million from $471 million at December 31, 2011.

At March 31, 2012, book value and tangible book value per common share were $30.83 and $24.44, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 9.72% and 16.34%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During first quarter 2012, securities decreased $10.2 million to $152 million, and FHLBB advances decreased $11.0 million, while cash and cash-equivalents (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $1 million to $38 million as Salisbury slightly increased its liquidity position in light of historically low interest rates and growth in volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2012.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1.1 million. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2012. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive loss at March 31, 2012 included net unrealized holding gains, net of tax, of $1.8 million, and gain of $1.4 million over December 2011, more than offset by unrecognized pension plan expense, net of tax, of $2.0 million and $2.1 million respectively.

Loans

Net loans receivable increased $1.0 million during first quarter 2012 to $371.7 million at March 31, 2012, compared with $370.8 million at December 31, 2011.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2012	December 31, 2011
Residential 1-4 family	$187,985	$187,676
Residential 5+ multifamily	3,155	3,187
Construction of residential 1-4 family	5,235	5,305
Home equity credit	34,523	34,621
Residential real estate	230,898	230,789
Commercial	81,604	81,958
Construction of commercial	7,517	7,069
Commercial real estate	89,121	89,027
Farm land	3,860	4,925
Vacant land	12,737	12,828
Real estate secured	336,616	337,569
Commercial and industrial	31,081	29,358
Municipal	2,729	2,415
Consumer	4,451	4,496
Loans receivable, gross	374,877	373,838
Deferred loan origination fees and costs, net	998	1,004
Allowance for loan losses	(4,166)	(4,076)
Loans receivable, net	$371,709	$370,766
Loans held-for-sale
Residential 1-4 family	$1,308	$948

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During first quarter 2012 total impaired and potential problem loans increased $1.0 million to $27.7 million, or 7.40% of gross loans receivable at March 31, 2012, from $26.7 million, or 7.15% of gross loans receivable at December 31, 2011.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Pass	$316,514	$314,551
Special mention	30,624	32,570
Performing loans	347,138	347,121
Substandard	14,836	14,039
Potential problem loans	14,836	14,039
Pass
Troubled debt restructured loans, accruing	1,006	1,379
Special mention
Troubled debt restructured loans, accruing	1,766	1,413
Substandard
Troubled debt restructured loans, accruing	2,524	1,810
Troubled debt restructured loans, non-accrual	1,680	1,753
All other non-accrual loans	5,927	6,323
Impaired loans	12,903	12,678
Loans receivable, gross	$374,877	$373,838
29

Changes in impaired and potential problem loans are as follows:

	March 31, 2012				March 31, 2011
	Impaired loans		Potential		Impaired loans		Potential
Three months ended (in thousands)	Non- accrual	Accruing	problem loans	Total	Non- accrual	Accruing	Problem loans	Total
Loans placed on non-accrual status	$117	$—	$—	$117	$1,354	$—	$(1,233)	$121
Loans restored to accrual status	(301)	—	—	(301)	—	—	—	—
Loan risk rating downgrades to substandard	—	—	1,386	1,386	—	—	7,131	7,131
Loan risk rating upgrades from substandard	—	—	(320)	(320)	—	—	(85)	(85)
Loan repayments	(237)	(37)	(133)	(407)	(101)	(7)	(126)	(234)
Loan charge-offs	(84)	—	—	(84)	(259)	—	—	(259)
Increase (decrease) in TDR loans	36	731	(136)	631	—	—	—	—
Real estate acquired in settlement of loans	—	—	—	—	(314)	—	—	(314)
Increase (decrease) in loans	$(469)	$694	$797	$1,022	$680	$(7)	$5,687	$6,360

For year-to-date 2012 Salisbury has downgraded risk ratings on $1.4 million of loans, placed $0.1 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $84,000 of losses primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance and loan repayments.

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

•	Loans risk rated as "special mention" possesses credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
•	Loans risk rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.
30

•	Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" are considered uncollectible and of such little value, that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio and risk ratings are examined annually on a rotating basis by its two primary regulatory agencies, the FDIC and CTDOB.

Impaired Loans

Impaired loans increased $0.2 million during first quarter 2012 to $12.9 million, or 3.44% of gross loans receivable at March 31, 2012, from $12.7 million, or 3.39% of gross loans receivable at December 31, 2011. The components of impaired loans are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Troubled debt restructurings, accruing	$5,296	$4,602
Troubled debt restructuring, non-accrual	1,680	1,753
All other non-accrual loans	5,927	6,323
Impaired loans	$12,903	$12,678

Non-Performing Assets

Non-performing assets decreased $3.2 million during first quarter 2012 to $7.6 million, or 1.27% of assets at March 31, 2012, from $10.8 million, or 1.78% of assets at December 31, 2011. The components of non-performing assets are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Residential 1-4 family	$1,300	$1,240
Home equity credit	140	173
Commercial	1,775	2,337
Vacant land	3,613	3,658
Real estate secured	6,828	7,408
Commercial and industrial	778	668
Consumer	—	—
Non-accruing loans	7,606	8,076
Accruing loans past due 90 days and over	—	—
Non-performing loans	7,606	8,076
Real estate acquired in settlement of loans	—	2,744
Non-performing assets	$7,606	$10,820

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2012	December 31, 2011
Current	$700	$734
Past due 001-029 days	—	138
Past due 030-059 days	279	134
Past due 060-089 days	—	—
Past due 090-179 days	174	1,095
Past due 180 days and over	6,453	5,975
Total non-performing loans	$7,606	$8,076

At March 31, 2012, 9.20% of non-accrual loans were current with respect to loan payments, compared with 9.09% at December 31, 2011. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.6 million during first quarter 2012 to $7.0 million, or 1.86% of gross loans receivable at March 31, 2012, from $6.4 million, or 1.70% of gross loans receivable at December 31, 2011.

 The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Residential 1-4 family	$2,151	$2,163
Commercial	1,954	1,970
Real estate secured	4,105	4,133
Commercial and industrial	1,191	469
Accruing troubled debt restructured loans	5,296	4,602
Residential 1-4 family	373	52
Commercial	572	1,132
Vacant land	419	461
Real estate secured	1,364	1,645
Commercial and industrial	316	108
Non-accrual troubled debt restructured loans	1,680	1,753
Troubled debt restructured loans	$6,976	$6,355

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2012	December 31, 2011
Current	$4,078	$3,375
Past due 001-029 days	764	1,072
Past due 030-059 days	454	155
Accruing troubled debt restructured loans	5,296	4,602
Current	668	251
Past due 001-029 days	—	—
Past due 030-059 days	—	98
Past due 060-089 days	—	—
Past due 090-179 days	22	493
Past due 180 days and over	990	911
Non-accrual troubled debt restructured loans	1,680	1,753
Total troubled debt restructured loans	$6,976	$6,355

At March 31, 2012, 68.03% of troubled debt restructured loans were current with respect to loan payments, as compared with 57.06% at December 31, 2011.

Past Due Loans

Loans past due 30 days or more increased $1.4 million during first quarter 2012 to $11.1 million, or 2.96% of gross loans receivable at March 31, 2012, compared with $9.7 million, or 2.59% of gross loans receivable at December 31, 2011.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Past due 030-059 days	$3,239	$1,999
Past due 060-089 days	941	461
Past due 090-179 days	—	—
Accruing loans	4,180	2,460
Past due 030-059 days	280	134
Past due 060-089 days	—	—
Past due 090-179 days	174	1,095
Past due 180 days and over	6,453	5,975
Non-accrual loans	6,907	7,204
Total loans past due 30 days or greater	$11,087	$9,664

Potential Problem Loans

Potential problem loans increased $0.8 million during first quarter 2012 to $14.8 million, or 3.96% of gross loans receivable at March 31, 2012, compared with $14.0 million, or 3.76% of gross loans receivable at December 31, 2011.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Residential 1-4 family	$3,363	$3,367
Home equity credit	1,527	1,154
Residential real estate	4,890	4,521
Commercial	7,480	7,391
Construction of commercial	450	450
Commercial real estate	7,930	7,841
Farm land	1,213	830
Vacant land	245	249
Real estate secured	14,278	13,441
Commercial and Industrial	503	534
Consumer	55	64
Potential problem loans	$14,836	$14,039

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2012	December 31, 2011
Current	$8,881	$10,771
Past due 001-029 days	4,169	2,837
Past due 030-059 days	1,520	385
Past due 060-089 days	266	46
Past due 090-179 days	—	—
Total potential problem loans	$14,836	$14,039

At March 31, 2012, 59.86% of potential problem loans were current with respect to loan payments, as compared with 76.72% at December 31, 2011.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $1.4 million during first quarter 2012 to $472.7 million at March 31, 2012, from $471.3 million at December 31, 2011, and increased $20.3 million for year-over-year from $452.4 million at March 31, 2011. Retail repurchase agreements decreased $1.7 million during first quarter 2012 to $10.4 million at March 31, 2012, compared with $12.1 million at December 31, 2011, and increased $2.2 million for year-over-year compared with $8.2 million at March 31, 2011.

Federal Home Loan Bank of Boston (“FHLBB”) advances decreased $11.4 million during first quarter 2012 to $43.2 million at March 31, 2012, from $54.6 million at December 31, 2011, and decreased $12.7 million for year-over-year from $55.9 million at March 31, 2011. The decreases were due to amortizing payments of advances and maturities of advances that were not renewed.

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At March 31, 2012, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 33.2%, down from 33.7% at December 31, 2011. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2012 provided net cash of $1.4 million. Investing activities provided net cash of $12.3 million, principally from $10.4 million of proceeds from securities available-for-sale and $1.7 million proceeds from sales of other real estate owned. Financing activities utilized net cash of $12.4 million, principally for $11.4 million of scheduled FHLBB advance repayments, and a net decrease of $4.1 million in time deposits and repurchase agreements, offset in part by a $3.7 million increase in deposit transaction accounts.

At March 31, 2012, Salisbury had outstanding commitments to fund new loan originations of $13.7 million and unused lines of credit of $50.4 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $68.1 million at March 31, 2012, up $1.2 million from December 31, 2011. Book value and tangible book value per common share were $30.83 and $24.44, respectively, compared with $30.12 and $23.69, respectively, at December 31, 2011. Contributing to the increase in shareholders’ equity for year-to-date 2012 was net income of $1.3 million, other comprehensive gain of $511,000, less common and preferred stock dividends of $473,000 and $83,000, respectively. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $2,033 and unrealized loss on the pension plan income, net of tax, of $1,839.

In August 2011, Salisbury issued to the U.S. Secretary of the Treasury (the “Treasury”) $16.0 million of its Series B Preferred Stock under the Small Business Lending Fund (the “SBLF”) program. The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Common Stock.

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending March 31, 2012 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rates for the quarters ended March 31, 2012 and December 31, 2011 were 2.10375% and 1.55925%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at nine percent per annum. On March 30, 2012, Salisbury declared a Series B Preferred Stock dividend of $83,000, payable on April 2, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Simultaneously with the receipt of the SBLF capital, Salisbury repurchased for $8,816,000 all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program (“CPP”), a part of the Troubled Asset Relief Program of the Emergency Economic Stabilization Act of 2008, and made a payment for accrued dividends. The transaction resulted in net capital proceeds to Salisbury of $7,184,000, of which Salisbury invested $6,465,600, or 90%, in the Bank as Tier 1 Capital.

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

	Well	March 31, 2012		December 31, 2011
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.34%	13.49%	15.97%	13.16%
Tier 1 Capital (to risk-weighted assets)	6.00	15.21	12.38	14.88	12.08
Tier 1 Capital (to average assets)	5.00	9.72	8.02	9.45	7.77

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

Dividends

During the three month period ended March 31, 2012 Salisbury paid $63,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $473,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 25, 2012 to shareholders of record on May 10, 2012. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury believes that the payment of common stock cash dividends is appropriate, provided that such payment considers Salisbury's capital needs, asset quality, and overall financial condition and does not adversely affect the financial stability of Salisbury or the Bank. The continued payment of common stock cash dividends by Salisbury will be dependent on Salisbury's and the Bank’s future core earnings, financial condition and capital needs, regulatory restrictions, and other factors deemed relevant by the Board of Directors of Salisbury.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2012 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2012 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 250 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 75 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 400 basis points for short term rates to 310 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2012 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2012:

As of March 31, 2012	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(11.66)%	(8.02)%
Immediately falling interest rates (management’s growth assumptions)	(0.35)	(1.92)
Gradually rising interest rates (management’s growth assumptions)	(6.88)	(11.40)

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

As of March 31, 2012 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(228)	$(445)
U.S. Government agency notes	(236)	(522)
Municipal bonds	(2,320)	(5,479)
Mortgage backed securities	(1,774)	(3,937)
Collateralized mortgage obligations	(662)	(1,297)
SBA pools	(11)	(21)
Total available-for-sale debt securities	$(5,231)	$(11,701)
Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2012.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to management, including the principle executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable
Item 5.	OTHER INFORMATION
None
Item 6.	EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 10, 2012	by /s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
Chief Executive Officer

May 10, 2012	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer

