Form 10-Q
period 2012-06-30
SALISBURY BANCORP INC
filed 2012-08-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

SALISBURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	000-24751	06-1514263
(State of other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5 Bissell Street, Lakeville, Connecticut                             06039

        (Address of principal executive offices)                                  (Zip Code)

Registrant’s telephone number, including area code: (860) 435-9801

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 14, 2012 is 1,689,691.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$ 6,917	$ 4,829
Interest bearing demand deposits with other banks	37,058	32,057
Total cash and cash equivalents	43,975	36,886
Securities
Available-for-sale at fair value	135,662	155,794
Held-to-maturity at amortized cost (fair value: $ - and $52)	-	50
Federal Home Loan Bank of Boston stock at cost	5,747	6,032
Loans held-for-sale	3,155	948
Loans receivable, net (allowance for loan losses: $4,208 and $4,076)	377,212	370,766
Other real estate owned	-	2,744
Bank premises and equipment, net	11,725	12,023
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,635 and $1,523)	909	1,020
Accrued interest receivable	2,652	2,126
Cash surrender value of life insurance policies	7,172	7,037
Deferred taxes	367	829
Other assets	2,452	3,200
Total Assets	$ 600,857	$ 609,284
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$ 87,615	$ 82,202
Demand (interest bearing)	62,728	66,332
Money market	130,976	124,566
Savings and other	97,147	94,503
Certificates of deposit	99,444	103,703
Total deposits	477,910	471,306
Repurchase agreements	6,181	12,148
Federal Home Loan Bank of Boston advances	42,801	54,615
Accrued interest and other liabilities	4,839	4,353
Total Liabilities	531,731	542,422
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,689,691 and 1,688,731	169	169
Paid-in capital	13,158	13,134
Retained earnings	39,554	38,264
Accumulated other comprehensive income (loss), net	245	(705)
Total Shareholders' Equity	69,126	66,862
Total Liabilities and Shareholders' Equity	$ 600,857	$ 609,284

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands except per share amounts) unaudited	2012	2011	2012	2011
Interest and dividend income
Interest and fees on loans	$ 4,582	$ 4,695	$ 9,178	$ 9,359
Interest on debt securities
Taxable	659	733	1,375	1,516
Tax exempt	510	554	1,044	1,108
Other interest and dividends	15	38	27	75
Total interest and dividend income	5,766	6,020	11,624	12,058
Interest expense
Deposits	623	829	1,290	1,700
Repurchase agreements	6	12	19	27
Federal Home Loan Bank of Boston advances	451	562	946	1,207
Total interest expense	1,080	1,403	2,255	2,934
Net interest and dividend income	4,686	4,617	9,369	9,124
Provision for loan losses	180	350	360	680
Net interest and dividend income after provision for loan losses	4,506	4,267	9,009	8,444
Non-interest income
Trust and wealth advisory	735	596	1,490	1,263
Service charges and fees	547	522	1,068	1,022
Gains on sales of mortgage loans, net	263	59	635	192
Mortgage servicing, net	(5)	(5)	(89)	26
Gains on securities, net	267	-	279	11
Other	83	58	166	117
Total non-interest income	1,890	1,230	3,549	2,631
Non-interest expense
Salaries	1,748	1,657	3,458	3,386
Employee benefits (1)	957	650	1,647	1,283
Premises and equipment	591	568	1,196	1,151
Data processing	418	285	821	662
Professional fees	303	300	616	577
Collections and OREO (2)	356	243	467	367
FDIC insurance	119	182	247	405
Marketing and community support	87	92	175	160
Amortization of intangibles	56	56	111	111
Other	390	399	788	754
Total non-interest expense	5,025	4,432	9,526	8,856
Income before income taxes	1,371	1,065	3,032	2,219
Income tax provision	254	183	666	394
Net income	$ 1,117	$ 882	$ 2,366	$ 1,825
Net income available to common shareholders	$ 1,069	$ 766	$ 2,234	$ 1,594

Basic and diluted earnings per common share	$ 0.63	$ 0.45	$ 1.32	$ 0.94
Common dividends per share	0.28	0.28	0.56	0.56

(1) Included pension plan curtailment expense of $341,000 for the three and six month periods ended June 30, 2012.

(2) Included litigation expense of $294,000 and $340,000, respectively, for the three and six month periods ended June 30, 2012.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2012	2011	2012	2011
Net income	$ 1,117	$ 882	$ 2,366	$ 1,825
Other comprehensive income
Net unrealized gains on securities available-for-sale	495	2,762	1,219	3,600
Reclassification of net realized gains in net income	267	-	279	11
Unrealized gains on securities available-for-sale	762	2,762	1,498	3,611
Income tax benefit (expense)	(259)	(939)	(509)	(1,228)
Unrealized gains on securities available-for-sale, net of tax	503	1,823	989	2,383
Pension plan (loss) income	(96)	17	(59)	33
Income tax expense	33	(6)	20	(11)
Pension plan (loss) income, net of tax	(63)	11	(39)	22
Other comprehensive income, net of tax	440	1,834	950	2,405
Comprehensive income	$ 1,557	$ 2,716	$ 3,316	$ 4,230

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands) unaudited	Common Stock		Preferred Stock	Warrants	Paid-in capital	Retained earnings	Accumulated other comp- rehensive income (loss)	Total share-holders' equity
	Shares	Amount
Balances at December 31, 2010	1,687,661	$ 168	$ 8,738	$ 112	$13,200	$ 36,567	$ (3,769)	$ 55,016
Net income for period	-	-	-	-	-	1,825	-	1,825
Other comprehensive income, net of tax	-	-	-	-	-	-	2,405	2,405
Amortization (accretion) of preferred stock	-	-	11	-	-	(11)	-	-
Common stock dividends paid	-	-	-	-	-	(945)	-	(945)
Preferred stock dividends declared	-	-	-	-	-	(220)	-	(220)
Issuance of common stock for director fees	1,070	1	-	-	27	-	-	28
Balances June 30, 2011	1,688,731	$ 169	$ 8,749	$ 112	$13,227	$ 37,216	$ (1,364)	$ 58,109
Balances at December 31, 2011	1,688,731	$ 169	$ 16,000	$ -	$13,134	$ 38,264	$ (705)	$ 66,862
Net income for period	-	-	-	-	-	2,366	-	2,366
Other comprehensive income, net of tax	-	-	-	-	-	-	950	950
Common stock dividends paid	-	-	-	-	-	(946)	-	(946)
Preferred stock dividends declared	-	-	-	-	-	(130)	-	(130)
Issuance of common stock for director fees	960	-	-	-	24	-	-	24
Balances at June 30, 2012	1,689,691	$ 169	$ 16,000	$ -	$13,158	$ 39,554	$ 245	$ 69,126

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands) unaudited	2012	2011
Operating Activities
Net income	$ 2,366	$ 1,825
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	323	163
Bank premises and equipment	447	414
Core deposit intangible	111	111
Mortgage servicing rights	163	114
Fair value adjustment on loans	17	22
Gains on calls of securities available-for-sale	(12)	(11)
Gains on sales of securities available-for-sale	(267)	-
Loss on sale/disposals of premises and equipment	1	-
Gain recognized on other real estate owned	(1)	-
Write down of other real estate owned	-	163
Provision for loan losses	360	680
(Increase) decrease in loans held-for-sale	(2,207)	1,038
Increase in deferred loan origination fees and costs, net	(31)	(116)
Mortgage servicing rights originated	(308)	(106)
Decrease in mortgage servicing rights impairment reserve	102	15
(Increase) decrease in interest receivable	(526)	45
Deferred tax benefit	(25)	(27)
Decrease in prepaid expenses	279	391
Increase in cash surrender value of life insurance policies	(135)	(80)
Decrease in income tax receivable	534	715
(Increase) decrease in other assets	(22)	17
Increase (decrease) in accrued expenses	446	(28)
Decrease in interest payable	(56)	(128)
Increase (decrease) in other liabilities	50	(613)
Issuance of shares for directors’ fee	24	27
Net cash provided by operating activities	1,633	4,631
Investing Activities
Proceeds from maturities of interest-bearing time deposits	-	5,000
Purchases of securities available-for-sale	-	(15,034)
Redemption of Federal Home Loan Bank stock	285	-
Proceeds from calls of securities available-for-sale	7,148	19,000
Proceeds from maturities of securities available-for-sale	11,672	7,507
Proceeds from sale of securities available-for-sale	2,767	-
Proceeds from maturities of securities held-to-maturity	50	3
Loan originations and principle collections, net	(5,821)	(13,326)
Recoveries of loans previously charged-off	29	22
Proceeds from sale of other real estate owned	1,745	308
Capital expenditures	(150)	(467)
Net cash provided by investing activities	17,725	3,013
Financing Activities
Increase in deposit transaction accounts, net	10,863	44,058
Decrease in time deposits, net	(4,259)	(15,318)
Decrease in securities sold under agreements to repurchase, net	(5,967)	(831)
Principal payments on Federal Home Loan Bank of Boston advances	(11,814)	(17,352)
Common stock dividends paid	(946)	(945)
Preferred stock dividends paid	(146)	(220)
Net cash (used) provided by financing activities	(12,269)	9,392
Net increase in cash and cash equivalents	7,089	17,036
Cash and cash equivalents, beginning of period	36,886	26,908
Cash and cash equivalents, end of period	$ 43,975	$ 43,944
Cash paid during period
Interest	$ 2,311	$ 3,062
Income taxes	1,175	449
Non-cash transfers
Transfer from loans to other real estate owned	-	321
Loans originated to finance the sale of other real estate owned	1,000	-

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the statements of income, comprehensive income, shareholders’ equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2011 Annual Report on Form 10-K for the period ended December 31, 2011.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
June 30, 2012
Available-for-sale
U.S. Treasury notes	$ 2,495	$ 252	$ -	$ 2,747
U.S. Government Agency notes	12,519	282	-	12,801
Municipal bonds	45,902	1,774	(512)	47,164
Mortgage backed securities
U.S. Government Agencies	49,072	1,412	(1)	50,483
Collateralized mortgage obligations
U.S. Government Agencies	6,134	53	-	6,187
Non-agency	12,776	377	(282)	12,871
SBA bonds	3,195	71	-	3,266
Preferred Stock	20	123	-	143
Total securities available-for-sale	$ 132,113	$ 4,344	$ (795)	$ 135,662
Non-marketable securities
Federal Home Loan Bank of Boston stock	$ 5,747	$ -	$ -	$ 5,747

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2011
Available-for-sale
U.S. Treasury notes	$ 5,000	$ 528	$ -	$ 5,528
U.S. Government Agency notes	14,544	380	-	14,924
Municipal bonds	50,881	1,067	(1,152)	50,796
Mortgage backed securities
U.S. Government Agencies	57,193	1,126	(19)	58,300
Collateralized mortgage obligations
U.S. Government Agencies	7,077	76	-	7,153
Non-agency	14,300	355	(488)	14,167
SBA bonds	3,629	77	-	3,706
Corporate bonds	1,100	4	-	1,104
Preferred Stock	20	96	-	116
Total securities available-for-sale	$ 153,744	$ 3,709	$ (1,659)	$ 155,794
Held-to-maturity
Mortgage backed security	$ 50	$ 2	$ -	$ 52
Non-marketable securities
Federal Home Loan Bank of Boston stock	$ 6,032	$ -	$ -	$ 6,032

(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury sold a $2,500,000 Treasury bond available-for-sale during the six month period ended June 30, 2012. The gain recognized on this sale was $267,000. Salisbury did not sell any securities available-for-sale in the six months ended June 30, 2011.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
June 30, 2012
Available-for-sale
Municipal bonds	$ -	$ -	$ 5,483	$ 512	$ 5,483	$ 512
Mortgage backed securities	-	-	54	1	54	1
Collateralized mortgage obligations
Non-agency	-	-	1,864	84	1,864	84
Total temporarily impaired securities	-	-	7,401	597	7,401	597
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	-	-	3,551	198	3,551	198
Total temporarily and other-than-temporarily impaired securities	$ -	$ -	$10,952	$ 795	$10,952	$ 795

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2012.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at June 30, 2012.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn or are insured by insurers that have had their ratings withdrawn, to assess default risk. Management expects to recover the entire amortized cost basis of these securities. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at June 30, 2012.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2012 to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2012. It is possible that future loss assumptions could change, necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30, (in thousands)	2012	2011
Balance, beginning of period	$ 1,128	$ 1,128
Credit component on debt securities in which OTTI was not previously recognized	-	-
Balance, end of period	$ 1,128	$ 1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases, and in 2009 announced the suspension of its quarterly dividends. In 2011, the FHLBB resumed modest quarterly cash dividends to its members and in early 2012 the FHLBB repurchased its excess stock pool. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2012. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Residential 1-4 family	$ 194,784	$ 187,676
Residential 5+ multifamily	3,583	3,187
Construction of residential 1-4 family	2,478	5,305
Home equity credit	35,584	34,621
Residential real estate	236,429	230,789
Commercial	83,227	81,958
Construction of commercial	7,969	7,069
Commercial real estate	91,196	89,027
Farm land	3,818	4,925
Vacant land	11,489	12,828
Real estate secured	342,932	337,569
Commercial and industrial	30,678	29,358
Municipal	2,689	2,415
Consumer	4,085	4,496
Loans receivable, gross	380,384	373,838
Deferred loan origination fees and costs, net	1,036	1,004
Allowance for loan losses	(4,208)	(4,076)
Loans receivable, net	$ 377,212	$ 370,766
Loans held-for-sale
Residential 1-4 family	$ 3,155	$ 948

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

Credit Quality

The composition of loans receivable by credit risk rating is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Residential 1-4 family	$ 177,444	$ 13,283	$ 4,057	$ -	$ -	$ 194,784
Residential 5+ multifamily	2,797	786	-	-	-	3,583
Construction of residential 1-4 family	1,271	413	794	-	-	2,478
Home equity credit	32,410	1,578	1,596	-	-	35,584
Residential real estate	213,922	16,060	6,447	-	-	236,429
Commercial	62,246	10,038	10,943	-	-	83,227
Construction of commercial	7,198	300	471	-	-	7,969
Commercial real estate	69,444	10,338	11,414	-	-	91,196
Farm land	2,272	344	1,202	-	-	3,818
Vacant land	6,774	873	3,842	-	-	11,489
Real estate secured	292,412	27,615	22,905	-	-	342,932
Commercial and industrial	21,167	7,276	2,235	-	-	30,678
Municipal	2,689	-	-	-	-	2,689
Consumer	3,877	160	48	-	-	4,085
Loans receivable, gross	$ 320,145	$ 35,051	$ 25,188	$ -	$ -	$ 380,384

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2011
Residential 1-4 family	$ 168,326	$ 15,517	$ 3,833	$ -	$ -	$ 187,676
Residential 5+ multifamily	2,752	435	-	-	-	3,187
Construction of residential 1-4 family	4,116	415	774	-	-	5,305
Home equity credit	31,843	1,451	1,327	-	-	34,621
Residential real estate	207,037	17,818	5,934	-	-	230,789
Commercial	64,458	6,187	11,313	-	-	81,958
Construction of commercial	6,296	302	471	-	-	7,069
Commercial real estate	70,754	6,489	11,784	-	-	89,027
Farm land	2,327	1,768	830	-	-	4,925
Vacant land	8,039	883	3,906	-	-	12,828
Real estate secured	288,157	26,958	22,454	-	-	337,569
Commercial and industrial	21,104	6,847	1,407	-	-	29,358
Municipal	2,415	-	-	-	-	2,415
Consumer	4,254	178	64	-	-	4,496
Loans receivable, gross	$ 315,930	$ 33,983	$ 23,925	$ -	$ -	$ 373,838

Credit quality segments of loans receivable by credit risk rating are as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Performing loans	$ 319,145	$ 33,460	$ -	$ -	$ -	$ 352,605
Potential problem loans	-	-	12,635	-	-	12,635
Troubled debt restructurings: accruing	1,000	1,591	4,144	-	-	6,735
Troubled debt restructurings: non-accrual	-	-	1,606	-	-	1,606
Other non-accrual loans	-	-	6,803	-	-	6,803
Impaired loans	1,000	1,591	12,553	-	-	15,144
Loans receivable, gross	$ 320,145	$ 35,051	$ 25,188	$ -	$ -	$ 380,384
December 31, 2011
Performing loans	$ 314,551	$ 32,570	$ -	$ -	$ -	$ 347,121
Potential problem loans	-	-	14,039	-	-	14,039
Troubled debt restructurings: accruing	1,379	1,413	1,810	-	-	4,602
Troubled debt restructurings: non-accrual	-	-	1,753	-	-	1,753
Other non-accrual loans	-	-	6,323	-	-	6,323
Impaired loans	1,379	1,413	9,886	-	-	12,678
Loans receivable, gross	$ 315,930	$ 33,983	$ 23,925	$ -	$ -	$ 373,838

Potential problem loans are performing loans risk rated substandard that are not classified as impaired. Impaired loans are loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.

The composition of loans receivable delinquency status by credit risk rating is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Current	$ 314,409	$ 30,252	$ 13,748	$ -	$ -	$ 358,409
Past due 001-029	5,241	3,784	2,642	-	-	11,667
Past due 030-059	392	659	856	-	-	1,907
Past due 060-089	103	356	732	-	-	1,191
Past due 090-179	-	-	879	-	-	879
Past due 180+	-	-	6,331	-	-	6,331
Loans receivable, gross	$ 320,145	$ 35,051	$ 25,188	$ -	$ -	$ 380,384
December 31, 2011
Current	$ 311,741	$ 31,407	$ 12,618	$ -	$ -	$ 355,766
Past due 001-029	3,696	1,195	3,517	-	-	8,408
Past due 030-059	435	1,024	674	-	-	2,133
Past due 060-089	58	357	46	-	-	461
Past due 090-179	-	-	1,095	-	-	1,095
Past due 180+	-	-	5,975	-	-	5,975
Loans receivable, gross	$ 315,930	$ 33,983	$ 23,925	$ -	$ -	$ 373,838

The composition of loans receivable by delinquency status is as follows:

(in thousands)	Current	Past due							Non- accrual
		1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over
June 30, 2012
Residential 1-4 family	$185,821	$ 7,039	$ 562	$ 534	$ 97	$ 731	$ 1,924	$ -	$ 1,185
Residential 5+ multifamily	3,583	-	-	-	-	-	-	-	-
Residential 1-4 family construction	2,065	-	413	-	-	-	413	-	-
Home equity credit	34,289	783	47	76	355	34	512	-	463
Residential real estate	225,758	7,822	1,022	610	452	765	2,849	-	1,648
Commercial	77,435	3,082	733	58	427	1,492	2,710	-	2,511
Construction of commercial	7,804	144	-	-	-	21	21	-	21
Commercial real estate	85,239	3,226	733	58	427	1,513	2,731	-	2,532
Farm land	3,427	14	-	377	-	-	377	-	-
Vacant land	7,794	-	-	94	-	3,601	3,695	-	3,601
Real estate secured	322,218	11,062	1,755	1,139	879	5,879	9,652	-	7,781
Commercial and industrial	29,558	494	122	52	-	452	626	-	628
Municipal	2,689	-	-	-	-	-	-	-	-
Consumer	3,944	112	29	-	-	-	29	-	-
Loans receivable, gross	$358,409	$ 11,668	$ 1,906	$ 1,191	$ 879	$ 6,331	$ 10,307	$ -	$ 8,409
December 31, 2011
Residential 1-4 family	$182,263	$ 3,772	$ 811	$ 121	$ -	$ 709	$ 1,641	$ -	$ 1,240
Residential 5+ multifamily	2,918	-	112	157	-	-	269	-	-
Residential 1-4 family construction	5,305	-	-	-	-	-	-	-	-
Home equity credit	34,124	298	50	-	83	66	199		173
Residential real estate	224,610	4,070	973	278	83	775	2,109	-	1,413
Commercial	75,486	3,887	483	180	930	992	2,585	-	2,317
Construction of commercial	6,796	108	145	-	20	-	165	-	20
Commercial real estate	82,282	3,995	628	180	950	992	2,750	-	2,337
Farm land	4,499	46	380	-	-	-	380	-	-
Vacant land	9,047	73	50	-	-	3,658	3,708	-	3,658
Real estate secured	320,438	8,184	2,031	458	1,033	5,425	8,947	-	7,408
Commercial and industrial	28,542	152	51	1	62	550	664	-	668
Municipal	2,415	-	-	-	-	-	-	-	-
Consumer	4,371	72	51	2	-	-	53	-	-
Loans receivable, gross	$355,766	$ 8,408	$ 2,133	$ 461	$ 1,095	$ 5,975	$ 9,664	$ -	$ 8,076

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

(in thousands)	Three months ended June 30, 2012			Six months ended June 30, 2012
	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	-	$ -	$ -	1	$ 326	$ 326
Commercial and industrial	1	1,570	1,570	6	2,349	2,349
Troubled debt restructurings	1	$ 1,570	$ 1,570	7	$ 2,675	$ 2,675
Rate reduction and term extension	-	$ -	$ -	2	$ 373	$ 373
Debt consolidation and term extension	1	1,570	1,570	4	2,276	2,276
Seasonal interest only concession	-	-	-	1	26	26
Troubled debt restructurings	1	$ 1,570	$ 1,570	7	$ 2,675	$ 2,675

Seven loans were restructured during the first half of 2012 and all were current at June 30, 2012.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(in thousands)	Three months ended June 30					Six months ended June 30
	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
2012 Periods
Residential	$ 1,500	$ 95	$ (118)	$ -	$ 1,477	$ 1,479	$ 134	$ (136)	$ -	$ 1,477
Commercial	1,061	214	-	1	1,276	1,139	135	-	2	1,276
Land	339	(120)	-	-	219	409	(148)	(42)	-	219
Real estate	2,900	189	(118)	1	2,972	3,027	121	(178)	2	2,972
Commercial & industrial	778	38	-	5	821	704	138	(29)	8	821
Municipal	28	(1)	-	-	27	24	3	-	-	27
Consumer	132	(41)	(39)	13	65	79	17	(49)	18	65
Unallocated	328	(5)	-	-	323	242	81	-	-	323
Totals	$ 4,166	$ 180	$ (157)	$ 19	$ 4,208	$ 4,076	$ 360	$ (256)	$ 28	$ 4,208
2011 Periods
Residential	$ 1,462	$ 139	$ (20)	$ 2	$ 1,583	$ 1,504	$ 197	$ (121)	$ 3	$ 1,583
Commercial	1,343	(9)	(96)	-	1,238	1,132	282	(175)	-	1,239
Land	296	(25)	-	-	271	392	(42)	(79)	-	271
Real estate	3,101	105	(116)	2	3,092	3,028	437	(375)	3	3,093
Commercial & industrial	531	79	(89)	-	521	541	69	(89)	-	521
Municipal	55	(27)	-	-	28	51	(23)	-	-	28
Consumer	167	70	(159)	13	91	164	86	(179)	19	92
Unallocated	124	123	-	-	247	136	111	-	-	245
Totals	$ 3,978	$ 350	$ (364)	$ 15	$ 3,979	$ 3,920	$ 680	$ (643)	$ 22	$ 3,979

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2012
Residential 1-4 family	$ 190,514	$ 762	$ 4,270	$ 269	$ 194,784	$ 1,031
Residential 5+ multifamily	2,842	22	741	-	3,583	22
Construction of residential 1-4 family	2,478	12	-	-	2,478	12
Home equity credit	35,098	396	486	16	35,584	412
Residential real estate	230,932	1,192	5,497	285	236,429	1,477
Commercial	76,898	882	6,329	288	83,227	1,170
Construction of commercial	7,948	85	21	21	7,969	106
Commercial real estate	84,846	967	6,350	309	91,196	1,276
Farm land	3,818	63	-	-	3,818	63
Vacant land	7,745	96	3,744	60	11,489	156
Real estate secured	327,341	2,318	15,591	654	342,932	2,972
Commercial and industrial	28,632	374	2,046	447	30,678	821
Municipal	2,689	27	-	-	2,689	27
Consumer	4,024	39	61	26	4,085	65
Unallocated allowance	-	-	-	-	-	323
Totals	$ 362,686	$ 2,758	$ 17,698	$ 1,127	$ 380,384	$ 4,208

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2011
Residential 1-4 family	$ 182,695	$ 762	$ 4,981	$ 297	$ 187,676	$ 1,059
Residential 5+ multifamily	2,437	17	750	4	3,187	21
Construction of residential 1-4 family	4,606	17	699	-	5,305	17
Home equity credit	34,333	382	288	-	34,621	382
Residential real estate	224,071	1,178	6,718	301	230,789	1,479
Commercial	74,419	840	7,539	202	81,958	1,042
Construction of commercial	7,049	77	20	20	7,069	97
Commercial real estate	81,468	917	7,559	222	89,027	1,139
Farm land	4,095	35	830	150	4,925	185
Vacant land	9,021	104	3,807	120	12,828	224
Real estate secured	318,655	2,234	18,914	793	337,569	3,027
Commercial and industrial	28,091	368	1,267	336	29,358	704
Municipal	2,415	24	-	-	2,415	24
Consumer	4,431	44	65	35	4,496	79
Unallocated allowance	-	-	-	-	-	242
Totals	$ 353,592	$ 2,670	$ 20,246	$ 1,164	$ 373,838	$ 4,076

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2012
Performing loans	$ 352,544	$ 2,451	$ 61	$ 26	$ 352,605	$ 2,477
Potential problem loans	10,142	307	2,493	106	12,635	413
Impaired loans	-	-	15,144	995	15,144	995
Unallocated allowance	-	-	-	-	-	323
Totals	$ 362,686	$ 2,758	$ 17,698	$ 1,127	$ 380,384	$ 4,208
December 31, 2011
Performing loans	$ 346,303	$ 2,436	$ 819	$ 35	$ 347,122	$ 2,471
Potential problem loans	7,289	234	6,750	255	14,039	489
Impaired loans	-	-	12,677	874	12,677	874
Unallocated allowance	-	-	-	-	-	242
Totals	$ 353,592	$ 2,670	$ 20,246	$ 1,164	$ 373,838	$ 4,076

Certain data with respect to impaired loans individually evaluated is as follows:

(in thousands)	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific allowance	Income recognized	Loan balance			Income recognized
	Book	Note	Average			Book	Note	Average
June 30, 2012
Residential 1-4 family	$ 1,892	$ 2,087	$ 2,178	$ 214	$ 22	$ 1,587	$ 1,614	$ 1,321	$ 17
Home equity credit	149	209	72	16	-	314	337	208	-
Residential real estate	2,041	2,296	2,250	230	22	1,901	1,951	1,529	17
Commercial	1,866	2,008	1,879	309	26	3,718	4,146	2,722	25
Vacant land	134	154	331	10	-	3,467	4,236	3,297	-
Real estate secured	4,041	4,458	4,460	549	48	9,086	10,333	7,548	42
Commercial and industrial	1,057	1,142	823	446	9	960	1,710	844	17
Consumer	-	-	-	-	-	-	143	-	-
Totals	$ 5,098	$ 5,600	$ 5,283	$ 995	$ 57	$ 10,046	$ 12,186	$ 8,392	$ 59

(in thousands)	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific allowance	Income recognized	Loan balance			Income recognized
	Book	Note	Average			Book	Note	Average
December 31, 2011
Residential 1-4 family	$ 3,012	$ 3,160	$ 1,822	$ 266	$ 38	$ 390	$ 426	$ 3,875	$ -
Home equity credit	-	-	-	-	-	173	177	227	-
Residential real estate	3,012	3,160	1,822	266	38	563	603	4,102	-
Commercial	2,151	2,405	2,550	203	77	2,157	2,612	2,175	37
Vacant land	594	774	639	70	-	3,063	3,627	3,243	-
Real estate secured	5,757	6,339	5,011	539	115	5,783	6,842	9,520	37
Commercial and industrial	560	639	364	335	-	577	1,221	876	16
Consumer	-	-	-	-	-	-	142	14	-
Totals	$ 6,317	$ 6,978	$ 5,375	$ 874	$ 115	$ 6,360	$ 8,205	$ 10,410	$ 53

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

June 30, (in thousands)	2012	2011
Residential mortgage loans serviced for others	$ 132,770	$ 101,584
Fair value of mortgage servicing rights	887	760

Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2012	2011	2012	2011
Loan Servicing Rights
Balance, beginning of period	$ 875	$ 701	$ 772	$ 683
Originated	128	29	308	105
Amortization (1)	(86)	(56)	(164)	(114)
Balance, end of period	917	674	916	674
Valuation Allowance
Balance, beginning of period	(114)	(8)	(22)	(10)
(Increase) decrease in impairment reserve (1)	(10)	(17)	(101)	(15)
Balance, end of period	(124)	(25)	(123)	(25)
Loan servicing rights, net	$ 793	$ 649	$ 793	$ 649

(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

in thousands)	June 30, 2012	December 31, 2011
Securities available-for-sale (at fair value)	$ 55,456	$ 68,839
Loans receivable	114,455	132,720
Total pledged assets	$ 169,911	$ 201,559

At June 30, 2012, securities were pledged as follows: $44.2 million to secure public deposits, $11.0 million to secure repurchase agreements and $0.2 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

	Three months		Six months
Periods ended June 30, (in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$ 1,117	$ 882	$ 2,366	$ 1,825
Preferred stock net accretion	-	6	-	11
Preferred stock dividends paid	48	110	132	220
Net income available to common shareholders	$ 1,069	$ 766	$ 2,234	$ 1,594
Weighted average common stock outstanding – basic	1,690	1,689	1,690	1,689
Weighted average common and common equivalent stock outstanding- diluted	1,690	1,689	1,690	1,689
Earnings per common and common equivalent share
Basic	$ 0.63	$ 0.45	$ 1.32	$ 0.94
Diluted	0.63	0.45	1.32	0.94

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2012, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital (to risk-weighted assets)
Salisbury	$ 62,438	16.65%	$ 30,007	8.0%	n/a	-
Bank	52,176	13.73	30,411	8.0	$ 38,014	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	58,143	15.50	15,003	4.0	n/a	-
Bank	47,882	12.60	15,206	4.0	22,808	6.0
Tier 1 Capital (to average assets)
Salisbury	58,143	9.92	23,448	4.0	n/a	-
Bank	47,882	8.17	23,447	4.0	29,308	5.0
December 31, 2011
Total Capital (to risk-weighted assets)
Salisbury	$ 60,869	15.97%	$ 30,490	8.0%	n/a	-
Bank	50,729	13.16	30,840	8.0	$ 38,550	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	56,718	14.88	15,245	4.0	n/a	-
Bank	46,578	12.08	15,420	4.0	23,130	6.0
Tier 1 Capital (to average assets)
Salisbury	56,718	9.45	24,014	4.0	n/a	-
Bank	46,578	7.77	23,969	4.0	29,961	5.0

DIVIDENDS

Cash Dividends to Common Shareholders

Salisbury's ability to pay cash dividends is substantially dependent on the Bank's ability to pay cash dividends to Salisbury. Under Connecticut law, a bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations. The total of all cash dividends declared by a bank shall not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

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

Preferred Stock Dividends

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rates for the quarterly dividend period ended June 30, 2012 and March 31, 2012, were 1.51925% and 1.89425%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On June 29, 2012, Salisbury declared a Series B Preferred Stock dividend of $48,016, payable on July 2, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

In 2009, as part of the CPP, Salisbury issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. The Warrant was repurchased for $205,000 on November 2, 2011 and simultaneously cancelled.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2012	2011	2012	2011
Service cost	$ 87	$ 95	$ 202	$ 191
Interest cost on benefit obligation	86	93	179	187
Expected return on plan assets	(112)	(106)	(227)	(212)
Amortization of net loss	25	17	61	33
Settlements and curtailments	341	-	341	-
Net periodic benefit cost	$ 427	$ 99	$ 556	$ 199

Salisbury’s 401(k) Plan contribution expense was $70,000 and $96,000, respectively, for the three month periods ended June 30, 2012 and 2011. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $11,000 and $12,000, respectively, for the three month periods ended June 30, 2012 and 2011.

NOTE 9 – COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows:

June 30, (in thousands)	2012	2011
Unrealized gains (losses) on securities available-for-sale, net of tax	$ 2,342	$ (199)
Unrecognized pension plan expense, net of tax	(2,097)	(1,165)
Accumulated other comprehensive income (loss), net	$ 245	$ (1,364)

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

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending first-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

(in thousands)	Fair Value Measurements Using			Assets at fair value
	Level 1	Level 2	Level 3
June 30, 2012
Assets at fair value on a recurring basis
U.S. Treasury notes	$ -	$ 2,747	$ -	$ 2,747
U.S. Government agency notes	-	12,801	-	12,801
Municipal bonds	-	47,164	-	47,164
Mortgage-backed securities:
U.S. Government agencies	-	50,483	-	50,483
Collateralized mortgage obligations:
U.S. Government agencies	-	6,187	-	6,187
Non-agency	-	12,871	-	12,871
SBA bonds	-	3,266	-	3,266
Preferred stocks	143	-	-	143
Securities available-for-sale	$ 143	$ 135,519	$ -	$ 135,662
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$ -	$ -	$ 4,103	$ 4,103
December 31, 2011
Assets at fair value on a recurring basis
U.S. Treasury notes	$ -	$ 5,528	$ -	$ 5,528
U.S. Government agency notes	-	14,924	-	14,924
Municipal bonds	-	50,796	-	50,796
Mortgage-backed securities:
U.S. Government agencies	-	58,300	-	58,300
Collateralized mortgage obligations:
U.S. Government agencies	-	7,153	-	7,153
Non-agency	-	14,167	-	14,167
SBA bonds	-	3,706	-	3,706
Corporate bonds	-	1,104	-	1,104
Preferred stocks	116	-	-	116
Securities available-for-sale	$ 116	$ 155,678	$ -	$ 155,794
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$ -	$ -	$ 5,443	$ 5,443
Other real estate owned	-	-	2,744	2,744

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying value	Estimated fair value	Fair value measurements using
			Level 1	Level 2	Level 3
June 30, 2012
Financial Assets
Cash and due from banks	$ 43,975	$ 43,975	$ 43,975	$ -	$ -
Securities available-for-sale	135,662	135,662	118	135,544	-
Federal Home Loan Bank stock	5,747	5,747	-	5,747	-
Loans held-for-sale	3,155	3,155	-	-	3,155
Loans receivable net	377,212	381,052	-	-	381,052
Accrued interest receivable	2,652	2,652	-	-	2,652
Financial Liabilities
Demand (non-interest-bearing)	$ 87,615	$ 87,615	$ -	$ -	$ 87,615
Demand (interest-bearing)	62,728	62,728	-	-	62,728
Money market	130,976	130,976	-	-	130,976
Savings and other	97,147	97,147	-	-	97,147
Certificates of deposit	99,444	100,981	-	-	100,981
Deposits	477,910	479,447	-	-	479,447
FHLBB advances	42,801	42,801	-	-	42,801
Repurchase agreements	6,181	6,181	-	-	6,181
Accrued interest payable	215	215	-	-	215
December 31, 2011
Financial Assets
Cash and due from banks	$ 36,886	$ 36,886	$ 36,886	$ -	$ -
Securities available-for-sale	155,794	155,794	116	155,678	-
Security held-to-maturity	50	52	-	52	-
Federal Home Loan Bank stock	6,032	6,032	-	-	6,032
Loans held-for-sale	948	955	-	-	955
Loans receivable net	370,766	373,071	-	-	373,071
Accrued interest receivable	2,126	2,126	-	-	2,126
Financial Liabilities
Demand (non-interest-bearing)	$ 82,202	$ 82,202	$ -	$ -	$ 82,202
Demand (interest-bearing)	66,332	66,332	-	-	66,332
Money market	124,566	124,566	-	-	124,566
Savings and other	94,503	94,503	-	-	94,503
Certificates of deposit	103,703	104,466	-	-	104,466
Deposits	471,306	472,069	-	-	472,069
FHLBB advances	54,615	58,808	-	-	58,808
Repurchase agreements	12,148	12,148	-	-	12,148
Accrued interest payable	271	271	-	-	271

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2012 and 2011

Overview

Net income available to common shareholders was $1,069,000, or $0.63 per common share, for the quarter ended June 30, 2012 (second quarter 2012), compared with $1,167,000, or $0.69 per common share, for the quarter ended March 31, 2012 (first quarter 2012), and $766,000, or $0.45 per common share, for the quarter ended June 30, 2011 (second quarter 2011).

•	Earnings per common share decreased $0.06, or 8.7%, to $0.63 versus first quarter 2012, and increased $0.18, or 40.0%, versus second quarter 2011.
•	Tax equivalent net interest income decreased $10,000, or 0.2%, versus first quarter 2012, and increased $48,000, or 1.0%, versus second quarter 2011.
•	Provision for loan losses was $180,000, unchanged versus first quarter 2012 and down from $350,000 for second quarter 2011. Net loan charge-offs were $138,000, versus $90,000 for first quarter 2012 and $349,000 for second quarter 2011.
•	Non-interest income increased $231,000, or 13.9%, versus first quarter 2012 and $660,000, or 53.7%, versus second quarter 2011. Second quarter 2012 included a $267,000 securities gain.
•	Non-interest expense increased $525,000, or 11.7%, versus first quarter 2012 and $594,000, or 13.4%, versus second quarter 2011. Second quarter 2012 included a pension plan curtailment expense of $341,000 and litigation expenses of $294,000, of which $250,000 was non-recurring.
•	Preferred stock dividends paid declined to $48,000, versus $84,000 for first quarter 2012 and $115,000 for second quarter 2011.

Non-performing assets increased $0.8 million, or 10.6%, to $8.4 million, or 1.4% of total assets, at June 30, 2012 versus March 31, 2012 and decreased $6.6 million versus June 30, 2011. Accruing loans receivable 30-to-89 days past due decreased $1.7 million to $2.5 million, or 0.65% of gross loans receivable, at June 30, 2012 versus March 31, 2012 and increased $1.3 million versus June 30, 2011.

Net Interest Income

Tax equivalent net interest income for second quarter 2012 decreased $10,000, or 0.2%, versus first quarter 2012, and increased $48,000, or 1.0%, versus second quarter 2011. Average total interest bearing deposits increased $7.7 million versus first quarter 2012 and increased $25.2 million, or 6.9%, versus second quarter 2011. Average earning assets increased $10.9 million versus first quarter 2012 and increased $30.0 million, or 5.6%, versus second quarter 2011. The net interest margin increased 1 basis point versus first quarter 2012 and decreased 3 basis points versus second quarter 2011 to 3.53% for second quarter 2012.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Loans (a)	$382,602	$368,420	$4,583	$4,695	4.79%	5.10%
Securities (c)(d)	139,621	138,950	1,398	1,544	4.00	4.44
FHLBB stock	5,747	6,032	8	6	0.54	0.42
Short term funds (b)	29,830	35,111	15	33	0.20	0.38
Total earning assets	557,800	548,513	6,004	6,278	4.31	4.58
Other assets	39,130	34,074
Total assets	$596,930	$582,587
Interest-bearing demand deposits	$64,702	$62,468	93	107	0.58	0.68
Money market accounts	125,142	108,975	105	159	0.34	0.58
Savings and other	98,170	96,739	71	97	0.29	0.40
Certificates of deposit	100,091	112,932	354	466	1.42	1.66
Total interest-bearing deposits	388,105	381,114	623	829	0.65	0.87
Repurchase agreements	5,911	9,466	6	12	0.38	0.50
FHLBB advances	42,938	55,605	452	562	4.16	4.00
Total interest-bearing liabilities	436,954	446,185	1,081	1,403	0.99	1.26
Demand deposits	86,676	75,703
Other liabilities	4,237	3,734
Shareholders’ equity	69,063	56,965
Total liabilities & shareholders’ equity	$596,930	$582,587
Net interest income			$4,923	$4,875
Spread on interest-bearing funds					3.32	3.32
Net interest margin (e)					3.53	3.56

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $236,000 and $259,000, respectively for 2012 and 2011 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2012 versus 2011
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$175	$(287)	$(112)
Securities	7	(153)	(146)
FHLBB stock	—	2	2
Short term funds	(4)	(14)	(18)
Total	178	(452)	(274)
Interest-bearing liabilities
Deposits	(25)	(181)	(206)
Repurchase agreements	(4)	(2)	(6)
FHLBB advances	(131)	21	(110)
Total	(160)	(162)	(322)
Net change in net interest income	$338	$(290)	$48

Interest Income

Tax equivalent interest income decreased $274,000, or 4.4%, to $6.0 million for second quarter 2012 as compared with second quarter 2011. Loan income decreased $112,000, or 2.4%, primarily due to a 31 basis points decline in the average loan yield offset in part by a $14.2 million, or 3.8%, increase in average loans. Tax equivalent securities income decreased $146,000, or 9.5%, primarily due to a 44 basis points decline in the average yield offset in part by a $0.7 million, or 0.5%, increase in average volume. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. Income from short term funds decreased $18,000 as a result of an 18 basis points decline in the average yield and by a $5.3 million decrease in the average balance.

Interest Expense

Interest expense decreased $322,000, or 23.0%, to $1.1 million for second quarter 2012 as compared with second quarter 2011.

Interest on deposit accounts and retail repurchase agreements decreased $212,000, or 25.2%, as a result of lower average rates, down 22 and 12 basis points respectively. Decreased rates were offset in part by a $3.4 million, or 8.7%, increase in the average balance of deposits and repurchase agreements. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth. Interest expense on FHLBB borrowings decreased $110,000 as a result of lower average borrowings, down $12.7 million, and an average borrowing rate decrease of 16 basis points as compared with second quarter 2011. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $180,000 for second quarter 2012 and $350,000 for second quarter 2011. Net loan charge-offs were $138,000 and $349,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months		Six months
Periods ended June 30, (dollars in thousands)	2012	2011	2012	2011
Balance, beginning of period	$ 4,166	$ 3,978	$ 4,076	$ 3,920
Provision for loan losses	180	350	360	680
Charge-offs
Real estate mortgages	(118)	(116)	(178)	(375)
Commercial & industrial	-	(89)	(29)	(89)
Consumer	(39)	(159)	(49)	(179)
Total charge-offs	(157)	(364)	(256)	(643)
Recoveries
Real estate mortgages	1	2	2	3
Commercial & industrial	5	-	8	-
Consumer	13	13	18	19
Total recoveries	19	15	28	22
Net charge-offs	(138)	(349)	(228)	(621)
Balance, end of period	$ 4,208	$ 3,979	$ 4,208	$ 3,979
Loans receivable, gross			$ 380,384	$ 367,894
Non-performing loans			8,409	14,563
Accruing loans past due 30-89 days			2,459	1,482
Ratio of allowance for loan losses:
to loans receivable, gross			1.11%	1.08%
to non-performing loans			50.04	27.31
Ratio of non-performing loans to loans receivable, gross			2.21	3.96
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.65	0.40

Reserve coverage at June 30, 2012, as measured by the ratio of allowance for loan losses to gross loans, remained unchanged at 1.11% as compared with 1.11% at March 31, 2012 and a little higher than 1.08% a year ago at June 30, 2011. During the first six months of 2012, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.3 million to $8.4 million, or 2.21% of gross loans receivable, from 2.16% at December 31, 2011 and 3.96% at June 30, 2011 while accruing loans past due 30-89 days remained unchanged at $2.5 million, or 0.65% of gross loans receivable, from 0.66% at December 31, 2011 and 0.40% at June 30, 2011. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

(in thousands)	June 30, 2012		December 31, 2011
	Loans	Allowance	Loans	Allowance
Performing loans	$ 352,544	$ 2,451	$ 346,303	$ 2,436
Potential problem loans	10,142	307	7,289	234
Collectively evaluated	362,686	2,758	353,592	2,670
Performing loans	61	26	819	35
Potential problem loans	2,493	106	6,750	255
Impaired loans	15,144	995	12,677	874
Individually evaluated	17,698	1,127	20,246	1,164
Unallocated allowance	-	323	-	242
Totals	$ 380,384	$ 4,208	$ 373,838	$ 4,076

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended June 30, 2012.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2012.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the bank is examined annually on a rotational process by one of its two primary regulatory agencies, the FDIC and State of Connecticut Department of Banking (“CTDOB”). As an integral part of their examination process, the FDIC and CTDOB review the Bank's credit risk ratings and allowance for loan losses. The Bank was examined by the CTDOB in July 2012 and by the FDIC in May 2011.

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Trust and wealth advisory fees	$ 735	$ 596	$ 139	23.32%
Service charges and fees	547	522	25	4.79
Gains on sales of mortgage loans, net	263	59	204	345.76
Mortgage servicing, net	(5)	(5)	-	-
Gains on securities, net	267	-	267	100.00
Other	83	58	25	43.10
Total non-interest income	$ 1,890	$ 1,230	$ 660	53.66%

Non-interest income for second quarter 2012 increased $660,000 versus second quarter 2011. Trust and Wealth Advisory revenues increased $139,000 due primarily from growth in managed assets and higher estate fees collected in second quarter 2012. Service charges and fees increased $25,000. Income from sales and servicing of mortgage loans increased $204,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $12.2 million for second quarter 2012 versus $2.4 million for second quarter 2011. Second quarter 2012 and second quarter 2011 included mortgage servicing valuation impairment charges of $10,000 and $17,000, respectively. The second quarter 2012 securities gain of $267,000 resulted from the sale of $2.5 million of US Treasury bonds. Other income consisted of bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Salaries	$ 1,748	$ 1,657	$ 91	5.49%
Employee benefits	957	650	307	47.23
Premises and equipment	591	568	23	4.05
Data processing	418	285	133	46.67
Professional fees	303	300	3	1.00
Collections and OREO	356	243	113	46.50
FDIC insurance	119	182	(63)	(34.62)
Marketing and community contributions	87	92	(5)	(5.43)
Amortization of intangible assets	56	56	-	0.00
Other	390	399	(9)	(2.26)
Total non-interest expense	$ 5,025	$ 4,432	$ 593	13.38%

Non-interest expense for second quarter 2012 increased $594,000 versus second quarter 2011. Compensation and employee benefits increased $398,000 due to a second quarter 2012 pension plan curtailment expense of $341,000 from retiree lump-sum withdrawals and also due to changes in staffing levels and mix. Premises and equipment increased $23,000 due primarily to higher depreciation and increased machine and software maintenance, due to replaced and upgraded equipment and software, offset slightly by lower building maintenance and repairs and utilities.

Data processing increased $133,000 due primarily to a vendor rebate in second quarter 2011 and a higher volume of debit card and ATM transactions. Professional fees increased $3,000. Collections and OREO increased $245,000 versus second quarter 2011 due primarily to increased litigation expenses, up $255,000, offset in part by lower foreclosed property expense, down $145,000. Salisbury has no foreclosed property at June 30, 2012. FDIC insurance decreased $63,000 due primarily to a change in the basis of assessment effective July 1, 2011 that lowered the overall assessment rate for subsequent periods. Other operating expenses decreased $18,000 due to lower other administrative and operational expenses.

Income taxes

The effective income tax rates for second quarter 2012, first quarter 2012 and second quarter 2011 were 18.54%, 24.82% and 17.18%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

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

For the six month periods ended June 30, 2012 and 2011

Overview

Net income available to common shareholders was $2,234,000, or $1.32 per common share, for the six month period ended June 30, 2012 (six month period 2012), compared with $1,594,000, or $0.94 per common share, for the six month period ended June 30, 2011 (six month period 2011).

•	Earnings per common share increased $0.38, or 40.4%, to $1.32 versus six month period 2011.
•	Tax equivalent net interest income increased $215,000, or 2.2%, to $9.9 million, versus six month period 2011.
•	Provision for loan losses was $360,000, versus $680,000 for six month period 2011. Net loan charge-offs were $228,000, versus $621,000 for six month period 2011.
•	Non-interest income increased $660,000, or 53.7%, versus six month period 2011. Six month period 2012 included a $267,000 securities gain.
•	Non-interest expense increased $594,000, or 13.4%, versus six month period 2011. Six month period 2012 included a pension plan curtailment expense of $341,000 and litigation expenses of $340,000, of which $250,000 was non-recurring.

Net Interest Income

Tax equivalent net interest income for six month period 2012 increased $215,000, or 2.2%, versus six month period 2011. The net interest margin decreased 3 basis points to 3.53% from 3.56%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Loans (a)	$ 380,152	$ 365,445	$ 9,178	$ 9,360	4.83%	5.13%
Securities (c)(d)	144,660	142,066	2,887	3,137	3.99	4.42
FHLBB stock	5,855	6,032	15	12	0.52	0.42
Short term funds (b)	28,472	29,463	28	64	0.19	0.45
Total earning assets	559,139	543,006	12,108	12,573	4.33	4.64
Other assets	40,480	33,756
Total assets	$ 599,619	$ 576,762
Interest-bearing demand deposits	$ 66,182	$ 62,779	198	223	0.60	0.71
Money market accounts	123,505	96,709	219	269	0.36	0.56
Savings and other	97,469	96,100	152	194	0.31	0.41
Certificates of deposit	101,254	116,788	721	1,014	1.43	1.75
Total interest-bearing deposits	388,410	372,376	1,290	1,700	0.67	0.92
Repurchase agreements	8,515	10,764	18	27	0.43	0.50
FHLBB advances	44,951	59,322	946	1,207	4.16	4.05
Total interest-bearing liabilities	441,876	442,462	2,254	2,934	1.02	1.33
Demand deposits	85,001	74,354
Other liabilities	4,326	3,864
Shareholders’ equity	68,416	56,082
Total liabilities & shareholders’ equity	$ 599,619	$ 576,762
Net interest income			$ 9,854	$ 9,639
Spread on interest-bearing funds					3.31	3.31
Net interest margin (e)					3.53	3.56

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $484,000 and $517,000, respectively for 2012 and 2011 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2012 versus 2011
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$ 366	$ (548)	$ (182)
Securities	55	(305)	(250)
FHLBB stock	-	3	3
Short term funds	(2)	(36)	(38)
Total	419	(886)	(467)
Interest-bearing liabilities
Deposits	(49)	(361)	(410)
Repurchase agreements	(5)	(4)	(9)
FHLBB advances	(297)	36	(261)
Total	(351)	(329)	(680)
Net change in net interest income	$ 770	$ (557)	$ 213

Interest Income

Tax equivalent interest income increased $213,000, or 2.2%, to $9.9 million for six month period 2012 versus six month period 2011.

Loan income decreased $182,000, or 1.9%, primarily due to a 30 basis points decline in the average loan yield offset in part by a $14.7 million, or 4.0%, increase in average loans. Tax equivalent securities income decreased $250,000, or 8.0%, primarily due to a 43 basis points decline in the average yield offset in part by a $2.6 million, or 1.8%, increase in average volume. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. Income from short term funds decreased $36,000 as a result of a 26 basis points decline in the average yield and by a $1.0 million decrease in the average balance.

Interest Expense

Interest expense decreased $680,000, or 23.2%, to $2.3 million for six month period 2012 versus six month period 2011.

Interest on deposit accounts and retail repurchase agreements decreased $419,000, or 24.3%, as a result of lower average rates, down 25 and 7 basis points respectively, along with an average balance decrease of $2.2 million in repurchase agreements. Decreased rates were offset in part by a $16.0 million, or 4.3%, increase in the average balance of deposits. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $261,000 as a result of lower average borrowings, down $14.4 million, offset in part by a higher average borrowing rate, up 11 basis points, due to scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $360,000 for six month period 2012 and $680,000 for six month period 2011. Net loan charge-offs were $228,000 and $621,000, for the respective periods.

Reserve coverage at June 30, 2012, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.11%, as compared with 1.08% a year ago at June 30, 2011. During the first six months of 2012, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $6.1 million to $8.4 million, or 2.21% of gross loans receivable, from 3.96% at June 30, 2011 while accruing loans past due 30-89 days increased $1.0 million to $2.5 million, or 0.65% of gross loans receivable from 0.40% at June 30, 2011. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Trust and wealth advisory fees	$ 1,490	$ 1,263	$ 227	17.97%
Service charges and fees	1,068	1,022	46	4.50
Gains on sales of mortgage loans, net	635	192	443	230.73
Mortgage servicing, net	(89)	26	(115)	(442.31)
Gains on securities, net	279	11	268	2436.36
Other	166	117	49	41.88
Total non-interest income	$ 3,549	$ 2,631	$ 918	34.89%

Non-interest income for the six month period 2012 increased $918,000 versus six month period 2011. Trust and Wealth Advisory revenues increased $227,000 from growth in managed assets and higher estate fees collected in second quarter 2012. Service charges and fees increased $46,000 due primarily to higher interchange fees resulting from increased volume. Income from sales and servicing of mortgage loans increased $443,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $28.5 million for six month period 2012 and $8.5 million for six month period 2011. Six month period 2012 and 2011 included mortgage servicing valuation impairment charges of $102,000 and $15,000, respectively. Six month period 2012 gains on securities resulted from the sale of $2.5 million of US Treasury bonds, while six month period 2011 gains on securities represent accretion of discounts on called securities. Other income consisted of bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Salaries	$ 3,458	$ 3,386	$ 72	2.13%
Employee benefits	1,647	1,283	364	28.37
Premises and equipment	1,196	1,151	45	3.91
Data processing	821	662	159	24.02
Professional fees	616	577	39	6.76
Collections and OREO	467	367	100	27.25
FDIC insurance	247	405	(158)	(39.01)
Marketing and community contributions	175	160	15	9.38
Amortization of intangible assets	111	111	-	-
Other	788	754	34	4.51
Non-interest expense	$ 9,526	$ 8,856	$ 670	7.57%

Non-interest expense for six month period 2012 increased $670,000 versus six month period 2011. Salaries increased $72,000 due to changes in staffing levels and mix. Employee benefits increased $364,000 due primarily to a six month period 2012 pension plan curtailment expense of $341,000 from retiree lump-sum withdrawals. Premises and equipment increased $45,000 due primarily to higher depreciation and increased machine and software maintenance due to replaced and upgraded equipment and software. The increase was offset slightly by lower building maintenance and repairs, snow removal and utilities due to the mild winter experienced in the Northeast.

Data processing increased $159,000 due primarily to a vendor rebate in six month period 2011 and a higher volume of debit card and ATM transactions. Professional fees increased $39,000 due primarily to higher investment management fees associated with the growth in trust and wealth advisory assets under management. Collections and OREO expense increased $100,000 due primarily to higher litigation expenses, up $266,000, and delinquent real estate taxes, up $24,000, offset in part by lower foreclosed property expenses, down $186,000. Salisbury had no foreclosed property at June 30, 2012. FDIC insurance decreased $158,000 due primarily to a change in the basis of assessment effective July 1, 2011 that lowered the overall assessment rate for subsequent periods. Other operating expenses increased $34,000 due to higher other administrative and operational expenses.

Income taxes

The effective income tax rates for six month period 2012 and six month period 2011 were 21.97% and 17.75%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $601 million at June 30, 2012, down $8 million from December 31, 2011. Loans receivable, net, were $377 million at June 30, 2012, up $6.4 million, or 1.6%, from December 31, 2011. Non-performing assets were $8.4 million at June 30, 2012, down $2.4 million from $10.8 million at December 31, 2011. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.11%, 1.09% and 1.08%, at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Deposits were $478 million, up $7 million from $471 million at December 31, 2011.

At June 30, 2012, book value and tangible book value per common share were $31.44 and $25.09, respectively as compared with $30.12 and $23.69, respectively, at December 31, 2011 and $29.17 and $22.68, respectively, at June 30, 2011. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 9.92% and 16.65%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During second quarter 2012, securities decreased $10.3 million to $141 million, while cash and cash-equivalents (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $6 million to $44 million. Salisbury continued to maintain a relatively high level of cash and cash-equivalents in response to historically low market interest rates and a higher level of volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2012.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1.1 million. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2012. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive income of $0.2 million at June 30, 2012 included net unrealized securities gains, net of tax, of $2.3 million, mostly offset by unrecognized pension plan expense, net of tax, of $2.1 million.

Loans

Net loans receivable increased $6.4 million during the first half of 2012 to $377.2 million at June 30, 2012, compared with $370.8 million at December 31, 2011.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Residential 1-4 family	$ 194,784	$ 187,676
Residential 5+ multifamily	3,583	3,187
Construction of residential 1-4 family	2,478	5,305
Home equity credit	35,584	34,621
Residential real estate	236,429	230,789
Commercial	83,227	81,958
Construction of commercial	7,969	7,069
Commercial real estate	91,196	89,027
Farm land	3,818	4,925
Vacant land	11,489	12,828
Real estate secured	342,932	337,569
Commercial and industrial	30,678	29,358
Municipal	2,689	2,415
Consumer	4,085	4,496
Loans receivable, gross	380,384	373,838
Deferred loan origination fees and costs, net	1,036	1,004
Allowance for loan losses	(4,208)	(4,076)
Loans receivable, net	$ 377,212	$ 370,766
Loans held-for-sale
Residential 1-4 family	$ 3,155	$ 948

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During the first half of 2012, while non-performing assets decreased $2.4 million, total impaired and potential problem loans increased $1.1 million to $27.8 million, or 7.30% of gross loans receivable at June 30, 2012, from $26.7 million, or 7.15% of gross loans receivable at December 31, 2011.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Pass	$ 319,145	$ 314,551
Special mention	33,460	32,570
Performing loans	352,605	347,121
Substandard	12,635	14,039
Potential problem loans	12,635	14,039
Pass
Troubled debt restructured loans, accruing	1,000	1,379
Special mention
Troubled debt restructured loans, accruing	1,591	1,413
Substandard
Troubled debt restructured loans, accruing	4,144	1,810
Troubled debt restructured loans, non-accrual	1,606	1,753
All other non-accrual loans	6,803	6,323
Impaired loans	15,144	12,678
Loans receivable, gross	$ 380,384	$ 373,838

Changes in impaired and potential problem loans are as follows:

Six months ended (in thousands)	June 30, 2012				June 30, 2011
	Impaired loans		Potential problem loans	Total	Impaired loans		Potential problem loans	Total
	Non-accrual	Accruing			Non-accrual	Accruing
Loans placed on non-accrual status	$ 1,807	$ (646)	$ (739)	$ 422	$ 5,892	$ (2,960)	$ (2,268)	$ 664
Loans restored to accrual status	(887)	563	22	(302)	-	-	10,763	10,763
Loan risk rating downgrades to substandard	-	-	1,666	1,666	-	-	(1,008)	(1,008)
Loan risk rating upgrades from substandard	-	-	(320)	(320)	(456)	(22)	(266)	(744)
Loan repayments	(419)	(86)	(203)	(708)	(606)	-	-	(606)
Loan charge-offs	(203)	-	-	(203)	-	(417)	-	(417)
Increase (decrease) in TDR loans	35	2,302	(1,830)	507	(314)	-	-	(314)
Real estate acquired in settlement of loans	-	-	-	-	$ 4,516	$ (3,399)	$ 7,221	$ 8,338
Increase (decrease) in loans	$ 333	$ 2,133	$ (1,404)	$ 1,062	$ 5,892	$ (2,960)	$ (2,268)	$ 664

During the first half of 2012 Salisbury downgraded risk ratings on $1.7 million of loans, placed $1.8 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $203,000 of losses primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance, loans returned to accrual status as a result of sustained performance, and loan repayments.

Salisbury has cooperative relationships with the vast majority of its non-performing loan customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. Salisbury pursues the resolution of non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When reasonable attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, Salisbury initiates appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

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

•	Loans risk rated as "special mention" possesses credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

•	Loans risk rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.
•	Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly questionable and improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" are considered uncollectible and of such little value, that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio and risk ratings are examined annually on a rotating basis by its two primary regulatory agencies, the FDIC and CTDOB.

Impaired Loans

Impaired loans increased $2.5 million during first half of 2012 to $15.1 million, or 3.98% of gross loans receivable at June 30, 2012, from $12.7 million, or 3.39% of gross loans receivable at December 31, 2011. The components of impaired loans are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Troubled debt restructurings, accruing	$ 6,735	$ 4,602
Troubled debt restructuring, non-accrual	1,606	1,753
All other non-accrual loans	6,803	6,323
Impaired loans	$ 15,144	$ 12,678

Non-Performing Assets

Non-performing assets decreased $2.4 million during first half of 2012 to $8.4 million, or 1.40% of assets at June 30, 2012, from $10.8 million, or 1.78% of assets at December 31, 2011. The components of non-performing assets are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Residential 1-4 family	$ 1,185	$ 1,240
Home equity credit	463	173
Commercial	2,532	2,337
Vacant land	3,601	3,658
Real estate secured	7,781	7,408
Commercial and industrial	628	668
Consumer	-	-
Non-accruing loans	8,409	8,076
Accruing loans past due 90 days and over	-	-
Non-performing loans	8,409	8,076
Real estate acquired in settlement of loans	-	2,744
Non-performing assets	$ 8,409	$ 10,820

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Current	$ 487	$ 734
Past due 001-029 days	74	138
Past due 030-059 days	453	134
Past due 060-089 days	185	-
Past due 090-179 days	879	1,095
Past due 180 days and over	6,331	5,975
Total non-performing loans	$ 8,409	$ 8,076

At June 30, 2012, 5.79% of non-accrual loans were current with respect to loan payments, compared with 9.09% at December 31, 2011. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $2.0 million during first half of 2012 to $8.3 million, or 2.19% of gross loans receivable at June 30, 2012, from $6.4 million, or 1.70% of gross loans receivable at December 31, 2011.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Residential 1-4 family	$ 2,294	$ 2,163
Commercial	3,052	1,970
Real estate secured	5,346	4,133
Commercial and industrial	1,389	469
Accruing troubled debt restructured loans	6,735	4,602
Residential 1-4 family	215	52
Commercial	905	1,132
Vacant land	418	461
Real estate secured	1,538	1,645
Commercial and industrial	68	108
Non-accrual troubled debt restructured loans	1,606	1,753
Troubled debt restructured loans	$ 8,341	$ 6,355

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Current	$ 4,969	$ 3,375
Past due 001-029 days	1,766	1,072
Past due 030-059 days	-	155
Accruing troubled debt restructured loans	6,735	4,602
Current	233	251
Past due 001-029 days	-	-
Past due 030-059 days	453	98
Past due 060-089 days	50	-
Past due 090-179 days	-	493
Past due 180 days and over	870	911
Non-accrual troubled debt restructured loans	1,606	1,753
Total troubled debt restructured loans	$ 8,341	$ 6,355

At June 30, 2012, 62.36% of troubled debt restructured loans were current with respect to loan payments, as compared with 57.06% at December 31, 2011.

Past Due Loans

Loans past due 30 days or more increased $0.6 million during first half of 2012 to $10.3 million, or 2.71% of gross loans receivable at June 30, 2012, compared with $9.7 million, or 2.59% of gross loans receivable at December 31, 2011.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Past due 030-059 days	$ 1,453	$ 1,999
Past due 060-089 days	1,006	461
Past due 090-179 days	-	-
Accruing loans	2,459	2,460
Past due 030-059 days	453	134
Past due 060-089 days	185	-
Past due 090-179 days	879	1,095
Past due 180 days and over	6,331	5,975
Non-accrual loans	7,848	7,204
Total loans past due 30 days or greater	$ 10,307	$ 9,664

Potential Problem Loans

Potential problem loans decreased $1.4 million during first half of 2012 to $12.6 million, or 3.32% of gross loans receivable at June 30, 2012, compared with $14.0 million, or 3.76% of gross loans receivable at December 31, 2011.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Residential 1-4 family	$ 3,349	$ 3,367
Home equity credit	1,133	1,154
Residential real estate	4,482	4,521
Commercial	5,736	7,391
Construction of commercial	450	450
Commercial real estate	6,186	7,841
Farm land	1,203	830
Vacant land	241	249
Real estate secured	12,112	13,441
Commercial and Industrial	475	534
Consumer	48	64
Potential problem loans	$ 12,635	$ 14,039

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Current	$ 9,353	$ 10,771
Past due 001-029 days	2,332	2,837
Past due 030-059 days	403	385
Past due 060-089 days	547	46
Past due 090-179 days	-	-
Total potential problem loans	$ 12,635	$ 14,039

At June 30, 2012, 74.03% of potential problem loans were current with respect to loan payments, as compared with 76.72% at December 31, 2011.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $5.2 million during second quarter 2012 to $477.9 million at June 30, 2012, versus $472.7 million at March 31, 2012, and increased $18.9 million versus $459.0 million at June 30, 2011. Retail repurchase agreements decreased $6.0 million during second quarter 2012 to $6.2 million at June 30, 2012, versus $10.4 million at March 31, 2012, and decreased $6.2 million versus $12.4 million at June 30, 2011.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during second quarter 2012 to $42.8 million at June 30, 2012, versus $43.2 million at March 31, 2012, and decreased $12.7 million versus $55.5 million at June 30, 2011. The decreases were due to scheduled payments and maturities.

Liquidity

Salisbury manages its liquidity position to ensure it has sufficient funding availability to meet anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At June 30, 2012, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 32.9%, versus 33.7% at December 31, 2011. Management believes Salisbury’s funding sources will meet its anticipated funding needs.

Operating activities for six month period 2012 provided net cash of $1.6 million. Investing activities provided net cash of $17.7 million, primarily $21.6 million from securities available-for-sale and $1.7 million from sales of other real estate owned, offset in part by $5.8 million in net loan advances. Financing activities utilized net cash of $12.3 million, primarily for FHLBB advance repayments of $11.8 million and a decrease of $10.2 million in time deposits and repurchase agreements, offset in part by a $10.9 million increase in deposit transaction accounts.

At June 30, 2012, Salisbury had outstanding commitments to fund new loan originations of $8.3 million and unused lines of credit of $51.0 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $69.1 million at June 30, 2012, up $2.3 million from December 31, 2011. Book value and tangible book value per common share were $31.44 and $25.08, respectively, compared with $30.12 and $23.69, respectively, at December 31, 2011. Contributing to the increase in shareholders’ equity for six month period 2012 was net income of $2.4 million, other comprehensive income of $950,000, less common and preferred stock dividends of $946,000 and $130,000, respectively. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $2,034,000 and unrealized losses on the pension plan income, net of tax, of $2,097,000.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending March 31, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rates for the quarters ended June 30, 2012 and December 31, 2011 were 1.5192500% and 1.4410000%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On June 29, 2012, Salisbury declared a Series B Preferred Stock dividend of $48,000, payable on July 2, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

In 2009, as part of the CPP, Salisbury issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. The Warrant was repurchased for $205,000 on November 2, 2011.

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

	Well capitalized	June 30, 2012		December 31, 2011
		Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.65%	13.73%	15.97%	13.16%
Tier 1 Capital (to risk-weighted assets)	6.00	15.50	12.60	14.88	12.08
Tier 1 Capital (to average assets)	5.00	9.92	8.17	9.45	7.77

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

Dividends

During the six month period ended June 30, 2012 Salisbury paid $132,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $946,000 in common stock dividends.

Salisbury’s Board of Directors declared a $0.28 per common share quarterly cash dividend at their July 27, 2012 meeting. The dividend will be paid on August 31, 2012 to shareholders of record as of August 10, 2012.

Salisbury's ability to pay cash dividends is substantially dependent on the Bank's ability to pay cash dividends to Salisbury. Under Connecticut law a bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations. The total of all cash dividends declared by a bank shall not, unless specifically approved by the Commissioner of Banking, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

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

Such forward-looking statements are based on assumptions and estimates rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, Salisbury claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over various time horizons. In management’s June 30, 2012 analysis, all of the simulations incorporate management’s growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses multiple interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2012 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 275 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 50 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 400 basis points for short term rates to 325 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2012 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its acceptable strategic tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2012:

As of June 30, 2012	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(12.56)%	(9.90)%
Immediately falling interest rates (management’s growth assumptions)	(1.39)	(3.32)
Gradually rising interest rates (management’s growth assumptions)	(3.33)	(14.72)

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

As of June 30, 2012 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$ (109)	$ (212)
U.S. Government agency notes	(172)	(380)
Municipal bonds	(1,734)	(4,157)
Mortgage backed securities	(1,245)	(3,047)
Collateralized mortgage obligations	(569)	(1,147)
SBA pools	(10)	(19)
Total available-for-sale debt securities	$ (3,839)	$ (8,962)

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2012.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising out of the ordinary course of business.

As previously disclosed, the Bank, individually and in its capacity as a former Co-Trustee of the Erling C. Christophersen Revocable Trust (the “Trust”), was named as a defendant in litigation filed in the Connecticut Complex Litigation Docket in Stamford, captioned John Christophersen v. Erling Christophersen, et al., X08-CV-08-5009597S (the “First Action”). The Bank also was a counterclaim-defendant in related mortgage foreclosure litigation in the Connecticut Complex Litigation Docket in Stamford, captioned Salisbury Bank and Trust Company v. Erling C. Christophersen, et al., X08-CV-10-6005847-S (the “Foreclosure Action,” together with the First Action, the “Actions”). The other parties to the Actions were John R. Christophersen; Erling C. Christophersen, individually and as Co-Trustee of the Trust; Bonnie Christophersen and Elena Dreiske, individually and as Co-Trustees of the Mildred B. Blount Testamentary Trust; People’s United Bank; Law Offices of Gary Oberst, P.C.; Rhoda Rudnick; and Hinckley Allen & Snyder LLP.

The Actions involved a dispute over title to certain real property located in Westport, Connecticut that was conveyed by Erling Christophersen, as grantor, to the Trust on or about August 8, 2007. Subsequent to this conveyance, the Bank loaned $3,386,609 to the Trust, which was secured by a commercial mortgage in favor of the Bank on the Westport property. This mortgage is the subject of the Foreclosure Action brought by the Bank.

As previously disclosed, John Christophersen initially claimed an interest in the Westport real property transferred to the Trust and sought to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

On June 25, 2012, the Bank and John R. Christophersen entered into a Settlement Agreement which resolved all differences between John R. Christophersen and the Bank, and resulted in the withdrawal (with prejudice) of the claims made by John R. Christophersen. The Settlement Agreement provides for payments by the Bank to John R. Christophersen in settlement of his claims. A payment was made at the time the Settlement Agreement was entered into and is included in the non-recurring litigation expense of $250,000 incurred by the Bank for the quarter ended June 30, 2012. Additional contingent consideration would be payable within ten days of the completion and/or resolution of the Bank’s foreclosure action, and subsequently, depending upon the amount realized upon the eventual liquidation of the foreclosed property. All claims against the Bank have been withdrawn and the Bank is no longer a defendant or counterclaim defendant in any litigation involving this matter. As an additional consequence of the Settlement Agreement, Bonnie Christophersen, Elena Dreiske and People’s United Bank are no longer parties to any of the litigation referenced above. The Bank believes that with this resolution of claims with John R. Christophersen, a significant impediment to the Bank’s foreclosure action has been eliminated.

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

SALISBURY BANCORP, INC.

August 14, 2012

by     /s/ Richard J. Cantele, Jr.

Richard J. Cantele, Jr.,

President and Chief Executive Officer

August 14, 2012

by     /s/ B. Ian McMahon

B. Ian McMahon,

Executive Vice President and Chief Financial Officer