Form 10-Q
period 2012-09-30
SALISBURY BANCORP INC
filed 2012-11-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-24751

SALISBURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1514263
(State of other jurisdiction of incorporation)	(IRS Employer Identification No.)

5 Bissell Street, Lakeville, Connecticut                             06039

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

Yes [X] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐. No [X]

The number of shares of Common Stock outstanding as of November 14, 2012 is 1,689,691.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$ 6,061	$ 4,829
Interest bearing demand deposits with other banks	59,355	32,057
Total cash and cash equivalents	65,416	36,886
Securities
Available-for-sale at fair value	125,665	155,794
Held-to-maturity at amortized cost (fair value: $ - and $52)	-	50
Federal Home Loan Bank of Boston stock at cost	5,747	6,032
Loans held-for-sale	1,595	948
Loans receivable, net (allowance for loan losses: $4,179 and $4,076)	377,377	370,766
Other real estate owned	641	2,744
Bank premises and equipment, net	11,619	12,023
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,690 and $1,523)	853	1,020
Accrued interest receivable	1,966	2,126
Cash surrender value of life insurance policies	7,239	7,037
Deferred taxes	57	829
Other assets	3,033	3,200
Total Assets	$ 611,037	$ 609,284
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$ 90,064	$ 82,202
Demand (interest bearing)	66,535	66,332
Money market	136,512	124,566
Savings and other	100,462	94,503
Certificates of deposit	96,633	103,703
Total deposits	490,206	471,306
Repurchase agreements	2,941	12,148
Federal Home Loan Bank of Boston advances	42,392	54,615
Accrued interest and other liabilities	5,124	4,353
Total Liabilities	540,663	542,422
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,689,691 and 1,688,731	169	169
Paid-in capital	13,158	13,134
Retained earnings	40,175	38,264
Accumulated other comprehensive income (loss), net	872	(705)
Total Shareholders' Equity	70,374	66,862
Total Liabilities and Shareholders' Equity	$ 611,037	$ 609,284

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands except per share amounts) unaudited	2012	2011	2012	2011
Interest and dividend income
Interest and fees on loans	$ 4,500	$ 4,630	$ 13,678	$ 13,989
Interest on debt securities
Taxable	579	739	1,939	2,255
Tax exempt	495	553	1,539	1,661
Other interest and dividends	33	34	75	109
Total interest and dividend income	5,607	5,956	17,231	18,014
Interest expense
Deposits	580	748	1,870	2,449
Repurchase agreements	3	19	21	46
Federal Home Loan Bank of Boston advances	452	565	1,398	1,772
Total interest expense	1,035	1,332	3,289	4,267
Net interest and dividend income	4,572	4,624	13,942	13,747
Provision for loan losses	330	180	690	860
Net interest and dividend income after provision for loan losses	4,242	4,444	13,252	12,887
Non-interest income
Trust and wealth advisory	683	599	2,173	1,861
Service charges and fees	559	534	1,628	1,555
Gains on sales of mortgage loans, net	568	178	1,203	370
Mortgage servicing, net	(9)	(35)	(98)	(8)
Gains on securities, net	-	-	279	11
Other	86	58	252	176
Total non-interest income	1,887	1,334	5,437	3,965
Non-interest expense
Salaries	1,810	1,816	5,268	5,202
Employee benefits	597	636	2,244	1,919
Premises and equipment	603	582	1,799	1,733
Data processing	369	366	1,190	1,028
Professional fees	299	307	915	887
Collections and OREO	301	152	767	519
FDIC insurance	116	137	363	541
Marketing and community support	92	85	267	245
Amortization of intangibles	56	56	167	167
Other	450	398	1,240	1,149
Total non-interest expense	4,693	4,535	14,220	13,390
Income before income taxes	1,436	1,243	4,469	3,462
Income tax provision	296	204	963	598
Net income	$ 1,140	$ 1,039	$ 3,506	$ 2,864
Net income available to common shareholders	$ 1,094	$ 865	$ 3,328	$ 2,459

Basic and diluted earnings per common share	$ 0.65	$ 0.51	$ 1.97	$ 1.46
Common dividends per share	0.28	0.28	0.84	0.84

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2012	2011	2012	2011
Net income	$ 1,140	$ 1,039	$ 3,506	$ 2,864
Other comprehensive income
Net unrealized gains on securities available-for-sale	921	2,544	2,140	6,144
Reclassification of net realized gains in net income	-	-	279	11
Unrealized gains on securities available-for-sale	921	2,544	2,419	6,155
Income tax expense	(313)	(865)	(822)	(2,093)
Unrealized gains on securities available-for-sale, net of tax	608	1,679	1,597	4,062
Pension plan income (loss)	27	17	(31)	50
Income tax (expense) benefit	(9)	(6)	11	(17)
Pension plan income (loss), net of tax	18	11	(20)	33
Other comprehensive income, net of tax	626	1,690	1,577	4,095
Comprehensive income	$ 1,766	$ 2,729	$ 5,083	$ 6,959

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands) unaudited	Common Stock		Preferred Stock	Warrants	Paid-in capital	Retained earnings	Accumulated other com- prehensive income (loss)	Total share-holders' equity
	Shares	Amount
Balances at December 31, 2010	1,687,661	$ 168	$ 8,738	$ 112	$13,200	$ 36,567	$ (3,769)	$ 55,016
Net income for period	-	-	-	-	-	2,864	-	2,864
Other comprehensive income, net of tax	-	-	-	-	-	-	4,095	4,095
Amortization (accretion) of preferred stock	-	-	78	-	-	(78)	-	-
Common stock dividends paid	-	-	-	-	-	(1,418)	-	(1,418)
Issuance of Series B preferred stock	-	-	16,000	-	-	-	-	16,000
Redemption of Series A preferred stock	-	-	(8,816)	-	-	-	-	(8,816)
Preferred stock dividends declared	-	-	-	-	-	(382)	-	(382)
Issuance of common stock for director fees	1,070	1	-	-	27	-	-	28
Balances September 30, 2011	1,688,731	$ 169	$ 16,000	$ 112	$13,227	$ 37,553	$ 326	$ 67,387
Balances at December 31, 2011	1,688,731	$ 169	$ 16,000	$ -	$13,134	$ 38,264	$ (705)	$ 66,862
Net income for period	-	-	-	-	-	3,506	-	3,506
Other comprehensive income, net of tax	-	-	-	-	-	-	1,577	1,577
Common stock dividends paid	-	-	-	-	-	(1,419)	-	(1,419)
Preferred stock dividends declared	-	-	-	-	-	(176)	-	(176)
Issuance of common stock for director fees	960	-	-	-	24	-	-	24
Balances at September 30, 2012	1,689,691	$ 169	$ 16,000	$ -	$13,158	$ 40,175	$ 872	$ 70,374

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands) unaudited	2012	2011
Operating Activities
Net income	$ 3,506	$ 2,864
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	464	222
Bank premises and equipment	666	631
Core deposit intangible	167	167
Mortgage servicing rights	278	165
Fair value adjustment on loans	25	33
Gains on calls of securities available-for-sale	(12)	(11)
Gains on sales of securities available-for-sale	(267)	-
Loss on sale/disposals of premises and equipment	24	-
Loss recognized on other real estate owned	24	-
Write down of other real estate owned	-	231
Provision for loan losses	690	860
(Increase) decrease in loans held-for-sale	(647)	127
Increase in deferred loan origination fees and costs, net	(44)	(122)
Mortgage servicing rights originated	(504)	(181)
Decrease in mortgage servicing rights impairment reserve	89	80
Decrease in interest receivable	160	90
Deferred tax benefit	(39)	(41)
(Increase) decrease in prepaid expenses	(87)	371
Increase in cash surrender value of life insurance policies	(202)	(120)
Decrease in income tax receivable	420	728
(Increase) decrease in other assets	(29)	10
Increase (decrease) in accrued expenses	766	(235)
Decrease in interest payable	(53)	(152)
Increase (decrease) in other liabilities	47	(607)
Issuance of shares for directors’ fee	24	28
Net cash provided by operating activities	5,466	5,138
Investing Activities
Proceeds from maturities of interest-bearing time deposits	-	5,000
Purchases of securities available-for-sale	-	(35,729)
Redemption of Federal Home Loan Bank stock	285	-
Proceeds from calls of securities available-for-sale	12,668	27,560
Proceeds from maturities of securities available-for-sale	16,928	10,457
Proceeds from sale of securities available-for-sale	2,767	-
Proceeds from maturities of securities held-to-maturity	50	4
Loan originations and principle collections, net	(6,986)	(11,569)
Recoveries of loans previously charged-off	37	55
Proceeds from sale of other real estate owned	1,745	655
Capital expenditures	(286)	(504)
Net cash provided (used) by investing activities	27,208	(4,071)
Financing Activities
Increase in deposit transaction accounts, net	25,970	68,081
Decrease in time deposits, net	(7,070)	(19,779)
(Decrease) increase in securities sold under agreements to repurchase, net	(9,207)	1,596
Principal payments on Federal Home Loan Bank of Boston advances	(12,223)	(17,779)
Redemption of Series A preferred stock	-	(8,816)
Proceeds from issuance of Series B preferred stock	-	16,000
Common stock dividends paid	(1,419)	(1,418)
Preferred stock dividends paid	(195)	(343)
Net cash (used) provided by financing activities	(4,144)	37,542
Net increase in cash and cash equivalents	28,530	38,609
Cash and cash equivalents, beginning of period	36,886	26,908
Cash and cash equivalents, end of period	$ 65,416	$ 65,517
Cash paid during period
Interest	$ 3,342	$ 4,419
Income taxes	582	(89)
Non-cash transfers
Transfer from loans to other real estate owned	666	314
Loans originated to finance the sale of other real estate owned	(1,000)	-

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2011 Annual Report on Form 10-K for the period ended December 31, 2011.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
September 30, 2012
Available-for-sale
U.S. Treasury notes	$ 2,495	$ 250	$ -	$ 2,745
U.S. Government Agency notes	7,517	238	-	7,755
Municipal bonds	45,363	2,107	(286)	47,184
Mortgage backed securities
U.S. Government Agencies	45,214	1,547	(1)	46,760
Collateralized mortgage obligations
U.S. Government Agencies	5,671	79	-	5,750
Non-agency	11,969	534	(119)	12,384
SBA bonds	2,946	87	-	3,033
Preferred Stock	20	34	-	54
Total securities available-for-sale	$ 121,195	$ 4,876	$ (406)	$ 125,665
Non-marketable securities
Federal Home Loan Bank of Boston stock	$ 5,747	$ -	$ -	$ 5,747

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2011
Available-for-sale
U.S. Treasury notes	$ 5,000	$ 528	$ -	$ 5,528
U.S. Government Agency notes	14,544	380	-	14,924
Municipal bonds	50,881	1,067	(1,152)	50,796
Mortgage backed securities
U.S. Government Agencies	57,193	1,126	(19)	58,300
Collateralized mortgage obligations
U.S. Government Agencies	7,077	76	-	7,153
Non-agency	14,300	355	(488)	14,167
SBA bonds	3,629	77	-	3,706
Corporate bonds	1,100	4	-	1,104
Preferred Stock	20	96	-	116
Total securities available-for-sale	$ 153,744	$ 3,709	$ (1,659)	$ 155,794
Held-to-maturity
Mortgage backed security	$ 50	$ 2	$ -	$ 52
Non-marketable securities
Federal Home Loan Bank of Boston stock	$ 6,032	$ -	$ -	$ 6,032
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury sold a $2,500,000 Treasury bond available-for-sale during the nine month period ended September 30, 2012. The gain recognized on this sale was $267,000. Salisbury did not sell any securities available-for-sale in the nine months ended September 30, 2011.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
September 30, 2012
Available-for-sale
Municipal bonds	$ 592	$ 5	$2,892	$ 280	$3,484	$ 285
Mortgage backed securities	-	-	53	1	53	1
Collateralized mortgage obligations
Non-agency	-	-	1,612	27	1,612	27
Total temporarily impaired securities	592	5	4,557	308	5,149	313
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	-	-	2,053	93	2,053	93
Total temporarily and other-than-temporarily impaired securities	$ 592	$ 5	$6,610	$ 401	$7,202	$ 406

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2012.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at September 30, 2012.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn or are insured by insurers that have had their ratings withdrawn, to assess default risk. Management expects to recover the entire amortized cost basis of these securities. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at September 30, 2012.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2012 to assess whether any of the securities were OTTI. Salisbury uses third party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2012. It is possible that future loss assumptions could change, necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2012	2011
Balance, beginning of period	$ 1,128	$ 1,128
Credit component on debt securities in which OTTI was not previously recognized	-	-
Balance, end of period	$ 1,128	$ 1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases, and in 2009 announced the suspension of its quarterly dividends. In 2011, the FHLBB resumed modest quarterly cash dividends to its members and in early 2012 the FHLBB repurchased its excess stock pool. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2012. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2012	December 31, 2011
Residential 1-4 family	$ 196,976	$ 187,676
Residential 5+ multifamily	3,604	3,187
Construction of residential 1-4 family	4,044	5,305
Home equity credit	35,263	34,621
Residential real estate	239,887	230,789
Commercial	83,219	81,958
Construction of commercial	5,416	7,069
Commercial real estate	88,635	89,027
Farm land	4,364	4,925
Vacant land	11,172	12,828
Real estate secured	344,058	337,569
Commercial and industrial	28,893	29,358
Municipal	3,083	2,415
Consumer	4,474	4,496
Loans receivable, gross	380,508	373,838
Deferred loan origination fees and costs, net	1,048	1,004
Allowance for loan losses	(4,179)	(4,076)
Loans receivable, net	$ 377,377	$ 370,766
Loans held-for-sale
Residential 1-4 family	$ 1,595	$ 948

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

Credit Quality

The composition of loans receivable by credit risk rating is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2012
Residential 1-4 family	$ 179,426	$ 13,568	$ 3,982	$ -	$ -	$ 196,976
Residential 5+ multifamily	2,823	781	-	-	-	3,604
Construction of residential 1-4 family	3,249	-	795	-	-	4,044
Home equity credit	31,986	1,920	1,357	-	-	35,263
Residential real estate	217,484	16,269	6,134	-	-	239,887
Commercial	61,680	10,704	10,294	541	-	83,219
Construction of commercial	4,646	299	471	-	-	5,416
Commercial real estate	66,326	11,003	10,765	541	-	88,635
Farm land	2,828	344	1,192	-	-	4,364
Vacant land	5,725	868	4,579	-	-	11,172
Real estate secured	292,363	28,484	22,670	541	-	344,058
Commercial and industrial	20,237	6,464	2,192	-	-	28,893
Municipal	3,083	-	-	-	-	3,083
Consumer	4,270	171	33	-	-	4,474
Loans receivable, gross	$ 319,953	$ 35,119	$ 24,895	$ 541	$ -	$ 380,508

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2011
Residential 1-4 family	$ 168,326	$ 15,517	$ 3,833	$ -	$ -	$ 187,676
Residential 5+ multifamily	2,752	435	-	-	-	3,187
Construction of residential 1-4 family	4,116	415	774	-	-	5,305
Home equity credit	31,843	1,451	1,327	-	-	34,621
Residential real estate	207,037	17,818	5,934	-	-	230,789
Commercial	64,458	6,187	11,313	-	-	81,958
Construction of commercial	6,296	302	471	-	-	7,069
Commercial real estate	70,754	6,489	11,784	-	-	89,027
Farm land	2,327	1,768	830	-	-	4,925
Vacant land	8,039	883	3,906	-	-	12,828
Real estate secured	288,157	26,958	22,454	-	-	337,569
Commercial and industrial	21,104	6,847	1,407	-	-	29,358
Municipal	2,415	-	-	-	-	2,415
Consumer	4,254	178	64	-	-	4,496
Loans receivable, gross	$ 315,930	$ 33,983	$ 23,925	$ -	$ -	$ 373,838

Credit quality segments of loans receivable by credit risk rating are as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2012
Performing loans	$ 318,822	$ 33,540	$ -	$ -	$ -	$ 352,362
Potential problem loans	-	-	12,110	-	-	12,110
Troubled debt restructurings: accruing	1,131	1,579	4,097	-	-	6,807
Troubled debt restructurings: non-accrual	-	-	1,962	-	-	1,962
Other non-accrual loans	-	-	6,726	541	-	7,267
Impaired loans	1,131	1,579	12,785	541	-	16,036
Loans receivable, gross	$ 319,953	$ 35,119	$ 24,895	$ 541	$ -	$ 380,508
December 31, 2011
Performing loans	$ 314,551	$ 32,570	$ -	$ -	$ -	$ 347,121
Potential problem loans	-	-	14,039	-	-	14,039
Troubled debt restructurings: accruing	1,379	1,413	1,810	-	-	4,602
Troubled debt restructurings: non-accrual	-	-	1,753	-	-	1,753
Other non-accrual loans	-	-	6,323	-	-	6,323
Impaired loans	1,379	1,413	9,886	-	-	12,678
Loans receivable, gross	$ 315,930	$ 33,983	$ 23,925	$ -	$ -	$ 373,838

Potential problem loans are performing loans risk rated substandard that are not classified as impaired. Impaired loans are loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.

The composition of loans receivable delinquency status by credit risk rating is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2012
Current	$ 315,252	$ 30,883	$ 14,043	$ -	$ -	$ 360,178
Past due 001-029	4,116	2,954	1,447	-	-	8,517
Past due 030-059	543	362	1,458	-	-	2,363
Past due 060-089	42	920	1,551	-	-	2,513
Past due 090-179	-	-	634	-	-	634
Past due 180+	-	-	5,762	541	-	6,303
Loans receivable, gross	$ 319,953	$ 35,119	$ 24,895	$ 541	$ -	$ 380,508
December 31, 2011
Current	$ 311,741	$ 31,407	$ 12,618	$ -	$ -	$ 355,766
Past due 001-029	3,696	1,195	3,517	-	-	8,408
Past due 030-059	435	1,024	674	-	-	2,133
Past due 060-089	58	357	46	-	-	461
Past due 090-179	-	-	1,095	-	-	1,095
Past due 180+	-	-	5,975	-	-	5,975
Loans receivable, gross	$ 315,930	$ 33,983	$ 23,925	$ -	$ -	$ 373,838

The composition of loans receivable by delinquency status is as follows:

(in thousands)	Current	Past due							Non- accrual
		1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over
September 30, 2012
Residential 1-4 family	$ 190,863	$ 4,174	$ 745	$ 488	$ 498	$ 208	$ 1,939	$ -	$ 1,157
Residential 5+ multifamily	3,363	134	-	107	-	-	107	-	-
Residential 1-4 family construction	4,044	-	-	-	-	-	-	-	-
Home equity credit	34,059	420	58	428	92	206	784	-	299
Residential real estate	232,329	4,728	803	1,023	590	414	2,830	-	1,456
Commercial	77,516	2,365	1,146	313	-	1,879	3,338	-	2,739
Construction of commercial	5,272	-	144	-	-	-	144	-	21
Commercial real estate	82,788	2,365	1,290	313	-	1,879	3,482	-	2,760
Farm land	3,974	14	-	376	-	-	376	-	-
Vacant land	5,619	933	229	789	44	3,558	4,620	-	4,391
Real estate secured	324,710	8,040	2,322	2,501	634	5,851	11,308	-	8,607
Commercial and industrial	28,024	417	-	-	-	452	452	-	622
Municipal	3,083	-	-	-	-	-	-	-	-
Consumer	4,361	60	41	12	-	-	53	-	-
Loans receivable, gross	$360,178	$ 8,517	$ 2,363	$ 2,513	$ 634	$ 6,303	$11,813	$ -	$ 9,229
December 31, 2011
Residential 1-4 family	$ 182,263	$ 3,772	$ 811	$ 121	$ -	$ 709	$ 1,641	$ -	$ 1,240
Residential 5+ multifamily	2,918	-	112	157	-	-	269	-	-
Residential 1-4 family construction	5,305	-	-	-	-	-	-	-	-
Home equity credit	34,124	298	50	-	83	66	199		173
Residential real estate	224,610	4,070	973	278	83	775	2,109	-	1,413
Commercial	75,486	3,887	483	180	930	992	2,585	-	2,317
Construction of commercial	6,796	108	145	-	20	-	165	-	20
Commercial real estate	82,282	3,995	628	180	950	992	2,750	-	2,337
Farm land	4,499	46	380	-	-	-	380	-	-
Vacant land	9,047	73	50	-	-	3,658	3,708	-	3,658
Real estate secured	320,438	8,184	2,031	458	1,033	5,425	8,947	-	7,408
Commercial and industrial	28,542	152	51	1	62	550	664	-	668
Municipal	2,415	-	-	-	-	-	-	-	-
Consumer	4,371	72	51	2	-	-	53	-	-
Loans receivable, gross	$355,766	$ 8,408	$ 2,133	$ 461	$1,095	$ 5,975	$ 9,664	$ -	$ 8,076

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

(in thousands)	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Commercial real estate	6	$ 554	$ 554	7	$ 2,124	$ 2,124
Commercial and industrial	-	-	-	5	779	779
Residential real estate	-	-	-	1	326	326
Troubled debt restructurings	6	$ 554	$ 554	13	$ 3,229	$ 3,229
Debt consolidation and term extension	-	$ -	$ -	4	$ 2,276	$ 2,276
Rate reduction and term extension	1	140	140	3	513	513
Rate reduction	2	280	280	2	280	280
Refinance	1	80	80	1	80	80
Modification pursuant to bankruptcy	1	33	33	1	33	33
Seasonal interest only concession	-	-	-	1	26	26
Term extension and amortization	1	21	21	1	21	21
Troubled debt restructurings	6	$ 554	$ 554	13	$ 3,229	$ 3,229

Thirteen loans were restructured during the first nine months of 2012. At September 30, 2012 two loans totaling $280,000 were past due 30-59 days and eleven loans were current.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(in thousands)	Three months ended September 30					Nine months ended September 30
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
2012 Periods
Residential	$ 1,475	$ 92	$ (88)	$ -	$ 1,479	$ 1,478	$ 226	$ (225)	$ -	$1,479
Commercial	1,277	(206)	(41)	3	1,033	1,139	(72)	(41)	7	1,033
Land	219	318	(224)	-	313	410	169	(266)	-	313
Real estate	2,971	204	(353)	3	2,825	3,027	323	(532)	7	2,825
Commercial & industrial	820	(23)	-	1	798	704	114	(29)	9	798
Municipal	27	6	-	-	33	24	9	-	-	33
Consumer	66	74	(14)	5	131	79	92	(63)	22	130
Unallocated	323	69	-	-	392	242	152	-	(1)	393
Totals	$ 4,207	$ 330	$ (367)	$ 9	$ 4,179	$ 4,076	$ 690	$ (624)	$ 37	$ 4,179
2011 Periods
Residential	$ 1,583	$ 73	$ (50)	$ -	$ 1,606	$ 1,504	$ 269	$ (170)	$ 3	$ 1,606
Commercial	1,239	(145)	(30)	1	1,065	1,132	138	(206)	1	1,065
Land	271	179	(75)	-	375	392	137	(154)	-	375
Real estate	3,093	107	(155)	1	3,046	3,028	544	(530)	4	3,046
Commercial & industrial	521	(92)	-	29	458	541	(22)	(89)	29	459
Municipal	28	(3)	-	-	25	51	(26)	-	-	25
Consumer	90	8	(10)	3	91	164	94	(189)	22	91
Unallocated	247	160	-	-	407	136	270	-	0	406
Totals	$ 3,979	$ 180	$ (165)	$ 33	$ 4,027	$ 3,920	$ 860	$ (808)	$ 55	$ 4,027

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2012
Residential 1-4 family	$ 192,610	$ 774	$ 4,366	$ 252	$ 196,976	$ 1,026
Residential 5+ multifamily	2,867	22	737	-	3,604	22
Construction of residential 1-4 family	4,044	19	-	-	4,044	19
Home equity credit	34,941	391	322	22	35,263	413
Residential real estate	234,462	1,206	5,425	274	239,887	1,480
Commercial	76,686	879	6,533	93	83,219	972
Construction of commercial	5,395	60	21	-	5,416	60
Commercial real estate	82,081	939	6,554	93	88,635	1,032
Farm land	4,364	67	-	-	4,364	67
Vacant land	6,641	78	4,531	167	11,172	245
Real estate secured	327,548	2,290	16,510	534	344,058	2,824
Commercial and industrial	26,887	352	2,006	447	28,893	799
Municipal	3,083	34	-	-	3,083	34
Consumer	4,083	40	391	90	4,474	130
Unallocated allowance	-	392	-	-	-	392
Totals	$ 361,601	$ 3,108	$ 18,907	$ 1,071	$ 380,508	$ 4,179

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2011
Residential 1-4 family	$ 182,695	$ 762	$ 4,981	$ 297	$ 187,676	$ 1,059
Residential 5+ multifamily	2,437	17	750	4	3,187	21
Construction of residential 1-4 family	4,606	17	699	-	5,305	17
Home equity credit	34,333	382	288	-	34,621	382
Residential real estate	224,071	1,178	6,718	301	230,789	1,479
Commercial	74,419	840	7,539	202	81,958	1,042
Construction of commercial	7,049	77	20	20	7,069	97
Commercial real estate	81,468	917	7,559	222	89,027	1,139
Farm land	4,095	35	830	150	4,925	185
Vacant land	9,021	104	3,807	120	12,828	224
Real estate secured	318,655	2,234	18,914	793	337,569	3,027
Commercial and industrial	28,091	368	1,267	336	29,358	704
Municipal	2,415	24	-	-	2,415	24
Consumer	4,431	44	65	35	4,496	79
Unallocated allowance	-	-	-	-	-	242
Totals	$ 353,592	$ 2,670	$ 20,246	$ 1,164	$ 373,838	$ 4,076

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2012
Performing loans	$ 351,971	$ 2,426	$ 391	$ 90	$ 352,362	$ 2,516
Potential problem loans	9,630	289	2,480	61	12,110	350
Impaired loans	-	-	16,036	920	16,036	920
Unallocated allowance	-	-	-	-	-	393
Totals	$ 361,601	$ 2,715	$ 18,907	$ 1,071	$ 380,508	$ 4,179
December 31, 2011
Performing loans	$ 346,303	$ 2,436	$ 819	$ 35	$ 347,122	$ 2,471
Potential problem loans	7,289	234	6,750	255	14,039	489
Impaired loans	-	-	12,677	874	12,677	874
Unallocated allowance	-	-	-	-	-	242
Totals	$ 353,592	$ 2,670	$ 20,246	$ 1,164	$ 373,838	$ 4,076

Certain data with respect to impaired loans individually evaluated is as follows:

(in thousands)	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific allowance	Income recognized	Loan balance			Income recognized
	Book	Note	Average			Book	Note	Average
September 30, 2012
Residential 1-4 family	$ 1,983	$ 2,065	$ 2,966	$ 198	$ 36	$ 1,593	$ 1,654	$ 2,054	$ 26
Home equity credit	206	206	142	22	-	93	111	333	-
Residential real estate	2,189	2,271	3,108	220	36	1,686	1,765	2,387	26
Commercial	2,345	2,532	2,742	93	55	3,445	3,875	4,318	56
Vacant land	3,320	3,541	1,299	160	-	1,071	1,867	4,012	4
Real estate secured	7,854	8,344	7,149	473	91	6,202	7,507	10,717	86
Commercial and industrial	1,044	1,132	1,272	447	13	936	1,690	1,262	28
Consumer	-	-	-	-	-	-	142	-	-
Totals	$8,898	$9,476	$ 8,421	$ 920	$ 104	$7,138	$9,339	$ 11,979	$ 114

(in thousands)	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific allowance	Income recognized	Loan balance			Income recognized
	Book	Note	Average			Book	Note	Average
December 31, 2011
Residential 1-4 family	$ 3,012	$ 3,160	$ 1,822	$ 266	$ 38	$ 390	$ 426	$ 3,875	$ -
Home equity credit	-	-	-	-	-	173	177	227	-
Residential real estate	3,012	3,160	1,822	266	38	563	603	4,102	-
Commercial	2,151	2,405	2,550	203	77	2,157	2,612	2,175	37
Vacant land	594	774	639	70	-	3,063	3,627	3,243	-
Real estate secured	5,757	6,339	5,011	539	115	5,783	6,842	9,520	37
Commercial and industrial	560	639	364	335	-	577	1,221	876	16
Consumer	-	-	-	-	-	-	142	14	-
Totals	$6,317	$6,978	$ 5,375	$ 874	$ 115	$6,360	$8,205	$ 10,410	$ 53

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

September 30, (in thousands)	2012	2011
Residential mortgage loans serviced for others	$ 141,834	$ 105,256
Fair value of mortgage servicing rights	989	695

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2012	2011	2012	2011
Loan Servicing Rights
Balance, beginning of period	$ 916	$ 674	$ 772	$ 683
Originated	197	75	504	181
Amortization (1)	(115)	(50)	(278)	(165)
Balance, end of period	998	699	998	699
Valuation Allowance
Balance, beginning of period	(123)	(25)	(22)	(10)
(Increase) decrease in impairment reserve (1)	12	(65)	(89)	(80)
Balance, end of period	(111)	(90)	(111)	(90)
Loan servicing rights, net	$ 887	$ 609	$ 887	$ 609
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	September 30, 2012	December 31, 2011
Securities available-for-sale (at fair value)	$ 57,111	$ 68,839
Loans receivable	100,086	132,720
Total pledged assets	$ 157,197	$ 201,559

At September 30, 2012, securities were pledged as follows: $46.3 million to secure public deposits, $10.6 million to secure repurchase agreements and $0.2 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

	Three months		Nine months
Periods ended September 30, (in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$ 1,140	$ 1,039	$ 3,506	$ 2,864
Preferred stock net accretion	-	(67)	-	(78)
Preferred stock dividends paid	(46)	(107)	(178)	(327)
Net income available to common shareholders	$ 1,094	$ 865	$ 3,328	$ 2,459
Weighted average common stock outstanding – basic	1,690	1,689	1,690	1,688
Weighted average common and common equivalent stock outstanding- diluted	1,690	1,689	1,690	1,688
Earnings per common and common equivalent share
Basic	$ 0.65	$ 0.51	$ 1.97	$ 1.46
Diluted	0.65	0.51	1.97	1.46

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2012, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital (to risk-weighted assets)
Salisbury	$ 63,045	17.00%	$ 29,667	8.0%	n/a	-
Bank	52,779	14.05	30,058	8.0	$ 37,573	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	58,819	15.86	14,834	4.0	n/a	-
Bank	48,554	12.92	15,029	4.0	22,534	6.0
Tier 1 Capital (to average assets)
Salisbury	58,819	9.78	24,066	4.0	n/a	-
Bank	48,554	8.07	24,065	4.0	30,081	5.0
December 31, 2011
Total Capital (to risk-weighted assets)
Salisbury	$ 60,869	15.97%	$ 30,490	8.0%	n/a	-
Bank	50,729	13.16	30,840	8.0	$ 38,550	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	56,718	14.88	15,245	4.0	n/a	-
Bank	46,578	12.08	15,420	4.0	23,130	6.0
Tier 1 Capital (to average assets)
Salisbury	56,718	9.45	24,014	4.0	n/a	-
Bank	46,578	7.77	23,969	4.0	29,961	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rates for the quarterly dividend periods ended September 30, 2012 and June 30, 2012, were 1.15625% and 1.51925%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On September 28, 2012, Salisbury declared a Series B Preferred Stock dividend of $46,250, payable on October 1, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2012	2011	2012	2011
Service cost	$ 94	$ 67	$ 310	$ 258
Interest cost on benefit obligation	88	101	270	287
Expected return on plan assets	(113)	(102)	(342)	(314)
Amortization of net loss	28	23	95	56
Settlements and curtailments	-	-	341	-
Net periodic benefit cost	$ 97	$ 89	$ 674	$ 287

Salisbury’s 401(k) Plan contribution expense was $70,000 and $75,000, respectively, for the three month periods ended September 30, 2012 and 2011. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $11,000 and $12,000, respectively, for the three month periods ended September 30, 2012 and 2011.

NOTE 9 – COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

September 30, (in thousands)	2012	2011
Unrealized gains (losses) on securities available-for-sale, net of tax	$ 2,950	$ 1,480
Unrecognized pension plan expense, net of tax	(2,078)	(1,154)
Accumulated other comprehensive income (loss), net	$ 872	$ 326

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

•	Level 1. Quoted prices in active markets for identical assets. Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•	Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or comparable assets or liabilities.
•	Level 3. Significant unobservable inputs. Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

(in thousands)	Fair Value Measurements Using			Assets at fair value
	Level 1	Level 2	Level 3
September 30, 2012
Assets at fair value on a recurring basis
U.S. Treasury notes	$ -	$ 2,745	$ -	$ 2,745
U.S. Government agency notes	-	7,755	-	7,755
Municipal bonds	-	47,184	-	47,184
Mortgage-backed securities:
U.S. Government agencies	-	46,761	-	46,761
Collateralized mortgage obligations:
U.S. Government agencies	-	5,750	-	5,750
Non-agency	-	12,384	-	12,384
SBA bonds	-	3,032	-	3,032
Preferred stocks	54	-	-	54
Securities available-for-sale	$ 54	$ 125,611	$ -	$ 125,665
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$ -	$ -	$ 7,978	$ 7,978
Other real estate owned	-	-	641	641
December 31, 2011
Assets at fair value on a recurring basis
U.S. Treasury notes	$ -	$ 5,528	$ -	$ 5,528
U.S. Government agency notes	-	14,924	-	14,924
Municipal bonds	-	50,796	-	50,796
Mortgage-backed securities:
U.S. Government agencies	-	58,300	-	58,300
Collateralized mortgage obligations:
U.S. Government agencies	-	7,153	-	7,153
Non-agency	-	14,167	-	14,167
SBA bonds	-	3,706	-	3,706
Corporate bonds	-	1,104	-	1,104
Preferred stocks	116	-	-	116
Securities available-for-sale	$ 116	$ 155,678	$ -	$ 155,794
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$ -	$ -	$ 5,443	$ 5,443
Other real estate owned	-	-	2,744	2,744

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying value	Estimated fair value	Fair value measurements using
			Level 1	Level 2	Level 3
September 30, 2012
Financial Assets
Cash and due from banks	$ 65,416	$ 65,416	$ 65,416	$ -	$ -
Securities available-for-sale	125,665	125,665	54	125,611	-
Federal Home Loan Bank stock	5,747	5,747	-	5,747	-
Loans held-for-sale	1,595	1,607	-	-	1,607
Loans receivable net	377,377	378,529	-	-	378,529
Accrued interest receivable	1,966	1,966	-	-	1,966
Financial Liabilities
Demand (non-interest-bearing)	$ 90,064	$ 90,064	$ -	$ -	$ 90,064
Demand (interest-bearing)	66,535	66,535	-	-	66,535
Money market	136,512	136,512	-	-	136,512
Savings and other	100,462	100,462	-	-	100,462
Certificates of deposit	96,633	97,744	-	-	97,744
Deposits	490,206	491,317	-	-	491,317
FHLBB advances	42,392	46,580	-	-	46,580
Repurchase agreements	2,941	2,941	-	-	2,941
Accrued interest payable	218	218	-	-	218
December 31, 2011
Financial Assets
Cash and due from banks	$ 36,886	$ 36,886	$ 36,886	$ -	$ -
Securities available-for-sale	155,794	155,794	116	155,678	-
Security held-to-maturity	50	52	-	52	-
Federal Home Loan Bank stock	6,032	6,032	-	6,032	-
Loans held-for-sale	948	955	-	-	955
Loans receivable net	370,766	373,071	-	-	373,071
Accrued interest receivable	2,126	2,126	-	-	2,126
Financial Liabilities
Demand (non-interest-bearing)	$ 82,202	$ 82,202	$ -	$ -	$ 82,202
Demand (interest-bearing)	66,332	66,332	-	-	66,332
Money market	124,566	124,566	-	-	124,566
Savings and other	94,503	94,503	-	-	94,503
Certificates of deposit	103,703	104,466	-	-	104,466
Deposits	471,306	472,069	-	-	472,069
FHLBB advances	54,615	58,808	-	-	58,808
Repurchase agreements	12,148	12,148	-	-	12,148
Accrued interest payable	271	271	-	-	271

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2012 and 2011

Overview

Net income available to common shareholders was $1,094,000, or $0.65 per common share, for the quarter ended September 30, 2012 (third quarter 2012), versus $1,069,000, or $0.63 per common share, for the quarter ended June 30, 2012 (second quarter 2012), and $865,000, or $0.51 per common share, for the quarter ended September 30, 2011 (third quarter 2011).

•	Earnings per common share increased $0.02, or 3.2%, to $0.65 versus second quarter 2012, and increased $0.14, or 27.5%, versus third quarter 2011.
•	Tax equivalent net interest income decreased $121,000, or 2.5%, versus second quarter 2012, and decreased $80,000, or 1.64%, versus third quarter 2011.
•	Provision for loan losses was $330,000, versus $180,000 second quarter 2012 and third quarter 2011 respectively. Net loan charge-offs were $358,000, versus $138,000 second quarter 2012 and $132,000 third quarter 2011.
•	Non-interest income decreased $3,000, or 0.2%, versus second quarter 2012 and increased $553,000, or 41.5%, versus third quarter 2011. Second quarter 2012 included a $267,000 securities gain.
•	Non-interest expense decreased $333,000, or 6.6%, versus second quarter 2012 and increased $158,000, or 3.5%, versus third quarter 2011. Third quarter 2012 included non-recurring litigation expense of $150,000. Second quarter 2012 included a pension plan curtailment expense of $341,000 and litigation expenses of $294,000, of which $250,000 was non-recurring.
•	Preferred stock dividends paid were $46,000, versus $48,000 second quarter 2012 and $228,000 third quarter 2011.
•	Non-performing assets increased $1.5 million, or 17.4%, to $9.9 million, or 1.6% of total assets, at September 30, 2012 versus June 30, 2012 and decreased $4.1 million versus September 30, 2011. Accruing loans receivable 30-to-89 days past due increased $0.7 million to $3.2 million, or 0.83% of gross loans receivable, at September 30, 2012 versus June 30, 2012 and increased $0.8 million versus September 30, 2011.

Net Interest Income

Tax equivalent net interest income decreased $121,000, or 2.5%, versus second quarter 2012, and decreased $80,000, or 1.6%, versus third quarter 2011. Average total interest bearing deposits increased $14.0 million as compared with second quarter 2012 and increased $14.4 million, or 3.7%, as compared with third quarter 2011. Average earning assets increased $14.3 million as compared with second quarter 2012 and increased $4.6 million, or 0.8%, as compared with third quarter 2011. The net interest margin decreased 18 basis points versus second quarter 2012 and decreased 8 basis points versus third quarter 2011 to 3.35% for third quarter 2012.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Loans (a)	$383,953	$367,681	$ 4,501	$ 4,630	4.69%	5.03%
Securities (c)(d)	129,945	139,608	1,303	1,549	4.01	4.44
FHLBB stock	5,747	6,032	8	5	0.51	0.36
Short term funds (b)	52,461	54,159	25	30	0.19	0.22
Total earning assets	572,106	567,480	5,837	6,214	4.08	4.37
Other assets	40,220	35,066
Total assets	$612,326	$602,546
Interest-bearing demand deposits	$ 65,813	$ 65,906	78	108	0.47	0.65
Money market accounts	136,865	117,812	104	128	0.30	0.43
Savings and other	102,039	97,330	67	95	0.26	0.39
Certificates of deposit	97,354	106,627	331	417	1.35	1.55
Total interest-bearing deposits	402,071	387,675	580	748	0.57	0.77
Repurchase agreements	3,596	15,439	3	19	0.29	0.50
FHLBB advances	42,533	55,175	452	565	4.16	4.01
Total interest-bearing liabilities	448,200	458,289	1,035	1,332	0.92	1.15
Demand deposits	89,225	79,599
Other liabilities	4,808	3,238
Shareholders’ equity	70,093	61,420
Total liabilities & shareholders’ equity	$612,326	$602,546
Net interest income			$ 4,802	$ 4,882
Spread on interest-bearing funds					3.16	3.22
Net interest margin (e)					3.35	3.43
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $229,000 and $258,000, respectively for 2012 and 2011 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax-equivalent interest due to volume and rate.

Three months ended September 30, (in thousands)	2012 versus 2011
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$ 198	$ (327)	$ (129)
Securities	(102)	(144)	(246)
FHLBB stock	-	3	3
Short term funds	(1)	(4)	(5)
Total	95	(472)	(377)
Interest-bearing liabilities
Deposits	(12)	(156)	(168)
Repurchase agreements	(12)	(4)	(16)
FHLBB advances	(132)	19	(113)
Total	(156)	(141)	(297)
Net change in net interest income	$ 251	$ (331)	$ (80)

Interest Income

Tax equivalent interest income decreased $377,000, or 6.1%, to $5.8 million for third quarter 2012 as compared with third quarter 2011. Loan income decreased $129,000, or 2.8%, primarily due to a 34 basis points decline in the average loan yield offset in part by a $16.3 million, or 4.3%, increase in average loans. Tax equivalent securities income decreased $246,000, or 15.6%, primarily due to a 43 basis points decline in the average yield and by a $9.7 million, or 6.9%, decrease in average volume. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. Income from short term funds decreased $5,000 as a result of a 3 basis points decline in the average yield and by a $1.7 million decrease in the average balance.

Interest Expense

Interest expense decreased $297,000, or 22.3%, to $1.0 million for third quarter 2012 as compared with third quarter 2011. Interest on deposit accounts and retail repurchase agreements decreased $184,000, or 2.4%, as a result of lower average rates, down 20 and 21 basis points respectively. Lower rates were offset in part by a $2.6 million, or 0.6%, increase in the average balance of deposits and repurchase agreements. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth. Interest expense on FHLBB borrowings decreased $113,000 as a result of lower average borrowings, down $12.6 million, offset partially by an average borrowing rate increase of 15 basis points as compared with third quarter 2011. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $330,000 for third quarter 2012 and $180,000 for third quarter 2011. Net loan charge-offs were $358,000 and $132,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months		Nine months
Periods ended September 30, (dollars in thousands)	2012	2011	2012	2011
Balance, beginning of period	$ 4,208	$ 3,979	$ 4,076	$ 3,920
Provision for loan losses	330	180	690	860
Charge-offs
Real estate mortgages	(354)	(155)	(532)	(531)
Commercial & industrial	-	-	(29)	(89)
Consumer	(14)	(10)	(63)	(188)
Total charge-offs	(368)	(165)	(624)	(808)
Recoveries
Real estate mortgages	3	1	7	4
Commercial & industrial	1	29	9	29
Consumer	5	3	21	22
Total recoveries	9	33	37	55
Net charge-offs	(359)	(132)	(587)	(753)
Balance, end of period	$ 4,179	$ 4,027	$ 4,179	$ 4,027
Loans receivable, gross			$380,508	$365,961
Non-performing loans			9,229	13,911
Accruing loans past due 30-89 days			3,152	2,398
Ratio of allowance for loan losses:
to loans receivable, gross			1.10%	1.10%
to non-performing loans			45.28	28.95
Ratio of non-performing loans to loans receivable, gross			2.43	3.80
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.83	0.66

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, remained unchanged at 1.10% at September 30, 2012, June 30, 2012 and September 30, 2011.

During the first nine months of 2012, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.2 million to $9.2 million, or 2.43% of gross loans receivable, from 2.16% at December 31, 2011. Compared with a year ago non-performing loans decreased $4.7 from 3.80% of gross loans receivable at September 30, 2011. Accruing loans past due 30-89 days increased $0.8 million to 0.83% of gross loans receivable, from 0.66% at December 31, 2011 and 0.66% at September 30, 2011. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

(in thousands)	September 30, 2012		December 31, 2011
	Loans	Allowance	Loans	Allowance
Performing loans	$ 351,971	$ 2,426	$ 346,303	$ 2,436
Potential problem loans	9,630	289	7,289	234
Collectively evaluated	361,601	2,715	353,592	2,670
Performing loans	391	90	819	35
Potential problem loans	2,480	61	6,750	255
Impaired loans	16,036	920	12,677	874
Individually evaluated	18,907	1,071	20,246	1,164
Unallocated allowance	-	393	-	242
Totals	$ 380,508	$ 4,179	$ 373,838	$ 4,076

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended September 30, 2012.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2012.

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

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Trust and wealth advisory fees	$ 683	$ 599	$ 84	14.02%
Service charges and fees	559	534	25	4.68
Gains on sales of mortgage loans, net	568	178	390	219.10
Mortgage servicing, net	(9)	(35)	26	(74.29)
Gains on securities, net	-	-	-	-
Other	86	58	28	48.28
Total non-interest income	$ 1,887	$ 1,334	$ 553	41.45%

Non-interest income for third quarter 2012 increased $553,000 versus third quarter 2011. Trust and Wealth Advisory revenues increased $84,000 due primarily from growth in managed assets. Service charges and fees increased $25,000 mainly due to increased debit card interchange fees. Income from sales and servicing of mortgage loans increased $416,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $18.3 million for third quarter 2012 versus $7.6 million for third quarter 2011. Third quarter 2012 and third quarter 2011 included a mortgage servicing valuation impairment benefit of $12,000 and charge of $65,000 respectively. The increase in other income consisted primarily of bank owned life insurance income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Salaries	$ 1,810	$ 1,816	$ (6)	(0.33)%
Employee benefits	597	636	(39)	(6.13)
Premises and equipment	603	582	21	3.61
Data processing	369	366	3	0.82
Professional fees	299	307	(8)	(2.61)
Collections and OREO	301	152	149	98.03
FDIC insurance	116	137	(21)	(15.33)
Marketing and community contributions	92	85	7	8.24
Amortization of intangible assets	56	56	-	-
Other	450	398	52	13.07
Total non-interest expense	$ 4,693	$ 4,535	$ 158	3.48%

Non-interest expense for third quarter 2012 increased $158,000 versus third quarter 2011. Compensation and employee benefits decreased $45,000 due to changes in staffing levels and mix. Premises and equipment increased $21,000 due primarily to increased machine and software maintenance, due to replaced and upgraded equipment and software, offset slightly by an expense for disposed assets in third quarter 2011.

 Data processing increased $3,000. Higher volume of debit card and ATM transactions was partially offset by lower core processing expenses. Professional fees decreased $8,000. Lower usage of legal and consulting fees was partially offset by higher investment management fees due to increased assets under management in the Trust and Wealth Advisory division. Collections and OREO increased $149,000 versus third quarter 2011 due primarily to increased litigation expenses. FDIC insurance decreased $21,000 due to a decrease in the assessment base. Marketing and other operating expenses increased $59,000 due to higher administrative and operational expenses.

Income taxes

The effective income tax rates for third quarter 2012, second quarter 2012 and third quarter 2011 were 20.63%, 18.54% and 16.43%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

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

For the nine month periods ended September 30, 2012 and 2011

Overview

Net income available to common shareholders was $3,328,000, or $1.97 per common share, for the nine month period ended September 30, 2012 (nine month period 2012), compared with $2,459,000, or $1.46 per common share, for the nine month period ended September 30, 2011 (nine month period 2011).

•	Earnings per common share increased $0.51, or 34.9%, to $1.97 versus nine month period 2011.
•	Tax equivalent net interest income increased $133,000, or 0.9%, to $14.7 million, versus nine month period 2011.
•	Provision for loan losses was $690,000, versus $860,000 for nine month period 2011. Net loan charge-offs were $587,000, versus $753,000 for nine month period 2011.
•	Non-interest income increased $1,472,000, or 37.12%, versus nine month period 2011. Nine month period 2012 included a $267,000 securities gain.
•	Non-interest expense increased $830,000, or 6.20%, versus nine month period 2011. Nine month period 2012 included a pension plan curtailment expense of $341,000 and litigation expenses of $533,000, of which $400,000 was non-recurring.

Net Interest Income

Tax equivalent net interest income for nine month period 2012 increased $133,000, or 0.9%, versus nine month period 2011. The net interest margin decreased 4 basis points to 3.47% from 3.51%.

The following table sets forth the components of Salisbury's tax-equivalent net interest income and yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Loans (a)	$381,429	$366,198	$ 13,678	$ 13,989	4.78%	5.10%
Securities (c)(d)	139,719	141,237	4,190	4,686	4.00	4.42
FHLBB stock	5,819	6,032	23	18	0.52	0.40
Short term funds (b)	36,526	37,786	53	96	0.19	0.34
Total earning assets	563,493	551,253	17,944	18,789	4.25	4.55
Other assets	40,392	34,197
Total assets	$603,885	$585,450
Interest-bearing demand deposits	$ 66,058	$ 63,833	276	331	0.56	0.69
Money market accounts	127,991	103,820	324	397	0.34	0.51
Savings and other	99,003	96,515	219	289	0.30	0.40
Certificates of deposit	99,944	113,364	1,051	1,432	1.41	1.69
Total interest-bearing deposits	392,996	377,532	1,870	2,449	0.64	0.87
Repurchase agreements	6,863	12,339	21	46	0.41	0.50
FHLBB advances	44,140	57,924	1,398	1,772	4.16	4.03
Total interest-bearing liabilities	443,999	447,795	3,289	4,267	0.99	1.27
Demand deposits	86,420	76,121
Other liabilities	4,487	3,653
Shareholders’ equity	68,979	57,881
Total liabilities & shareholders’ equity	$603,885	$585,450
Net interest income			$ 14,655	$ 14,522
Spread on interest-bearing funds					3.26	3.28
Net interest margin (e)					3.47	3.51
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $713,000 and $775,000, respectively for 2012 and 2011 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in tax-equivalent interest due to volume and rate.

Nine months ended September 30, (in thousands)	2012 versus 2011
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$ 564	$ (875)	$ (311)
Securities	(48)	(448)	(496)
FHLBB stock	(1)	6	5
Short term funds	(3)	(40)	(43)
Total	512	(1,357)	(845)
Interest-bearing liabilities
Deposits	(62)	(517)	(579)
Repurchase agreements	(19)	(6)	(25)
FHLBB advances	(429)	55	(374)
Total	(510)	(468)	(978)
Net change in net interest income	$ 1,022	$ (889)	$ 133

Interest Income

Tax equivalent interest income decreased $845,000, or 4.5%, to $17.9 million for nine month period 2012 versus nine month period 2011.

Loan income decreased $311,000, or 2.2%, primarily due to a 32 basis points decline in the average loan yield offset in part by a $15.2 million, or 4.2%, increase in average loans. Tax equivalent securities income decreased $496,000, or 10.6%, primarily due to a 42 basis points decline in the average yield and by a $1.5 million, or 1.1%, decrease in average volume. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls and sales of agency bonds and prepayments of mortgage backed securities. Income from short term funds decreased $43,000 as a result of a 15 basis points decline in the average yield and by a $1.3 million decrease in the average balance.

Interest Expense

Interest expense decreased $978,000, or 22.9%, to $3.3 million for nine month period 2012 versus nine month period 2011.

Interest on deposit accounts and retail repurchase agreements decreased $604,000, or 24.2%, as a result of lower average rates, down 23 and 9 basis points respectively, along with an average balance decrease of $5.5 million in repurchase agreements. Lower rates were offset in part by a $15.5 million, or 4.1%, increase in the average balance of deposits. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $374,000 as a result of lower average borrowings, down $13.8 million, offset in part by a higher average borrowing rate, up 13 basis points, due to scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $690,000 for nine month period 2012 and $860,000 for nine month period 2011. Net loan charge-offs were $587,000 and $753,000, for the respective periods.

Reserve coverage at September 30, 2012, as measured by the ratio of allowance for loan losses to gross loans, remained stable at 1.10%, as compared with 1.10% a year ago at September 30, 2011. During the first nine months of 2012, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.2 million to $9.2 million, or 2.43% of gross loans receivable, from 2.16% at December 31, 2011 while accruing loans past due 30-89 days increased $0.7 million to $3.2 million, or 0.83% of gross loans receivable from 0.66% at December 31, 2011. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Trust and wealth advisory fees	$ 2,173	$ 1,861	$ 312	16.77%
Service charges and fees	1,628	1,555	73	4.69
Gains on sales of mortgage loans, net	1,203	370	833	225.14
Mortgage servicing, net	(98)	(8)	(90)	(1,125.00)
Gains on securities, net	279	11	268	2436.36
Other	252	176	76	43.18
Total non-interest income	$ 5,437	$ 3,965	$ 1,472	37.12%

Non-interest income for the nine month period 2012 increased $1,472,000 versus nine month period 2011. Trust and Wealth Advisory revenues increased $312,000 from growth in managed assets and higher estate fees collected in 2012. Service charges and fees increased $73,000 due primarily to higher interchange fees resulting from increased volume. Income from sales and servicing of mortgage loans increased $743,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $46.8 million for nine month period 2012 and $16.1 million for nine month period 2011. Nine month period 2012 and 2011 included mortgage servicing valuation impairment charges of $90,000 and $80,000, respectively. Nine month period 2012 gains on securities resulted from the sale of $2.5 million of US Treasury bonds, while nine month period 2011 gains on securities represent accretion of discounts on called securities. Other income consisted of bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2012	2011	2012 vs. 2011
Salaries	$ 5,268	$ 5,202	$ 66	1.27%
Employee benefits	2,244	1,919	325	16.94
Premises and equipment	1,799	1,733	66	3.81
Data processing	1,190	1,028	162	15.76
Professional fees	915	887	28	3.16
Collections and OREO	767	541	226	41.77
FDIC insurance	363	519	(156)	(30.06)
Marketing and community contributions	267	245	22	8.98
Amortization of intangible assets	167	167	-	-
Other	1,240	1,149	91	7.92
Non-interest expense	$ 14,220	$ 13,390	$ 830	6.20%

Non-interest expense for nine month period 2012 increased $830,000 versus nine month period 2011. Salaries increased $66,000 due to changes in staffing levels and mix. Employee benefits increased $325,000 due primarily to a 2012 pension plan curtailment expense of $341,000 from retiree lump-sum withdrawals. Premises and equipment increased $66,000 due primarily to higher depreciation and increased machine and software maintenance due to replaced and upgraded equipment and software. The increase was offset slightly by lower building maintenance and repairs (snow removal) and utilities due to the mild winter experienced in the Northeast. Data processing increased $162,000 due primarily to a 2011 vendor rebate and a higher volume of debit card and ATM transactions in 2012. Professional fees increased $28,000 due primarily to higher investment management fees associated with the growth in trust and wealth advisory assets under management and offset partially by lower usage of legal and consulting services. Collections and OREO expense increased $226,000 due primarily to higher litigation expenses, up $413,000, and payment of delinquent real estate taxes in connection with foreclosed properties, up $65,000. These increases were offset in part by lower foreclosed property expenses, which was down $217,000. Salisbury had $641,000 in foreclosed property at September 30, 2012 as compared with $2.7 million at September 30, 2011. FDIC insurance expense decreased $156,000 for the nine month period ended September 30, 2012, due primarily to a change in the basis of assessment effective July 1, 2011 that lowered the overall assessment rate for subsequent periods. Other operating expenses increased $113,000 due to higher other administrative and operational expenses.

Income taxes

The effective income tax rates for nine month periods 2012 and 2011 were 21.54% and 17.27%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $611 million at September 30, 2012, up $2 million from December 31, 2011. Loans receivable, net, were $377 million at September 30, 2012, up $6.6 million, or 1.8%, from December 31, 2011. Non-performing assets were $9.9 million at September 30, 2012, down $0.9 million from $10.8 million at December 31, 2011. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.10%, 1.09% and 1.10%, at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Deposits were $490 million, up $19 million from $471 million at December 31, 2011.

At September 30, 2012, book value and tangible book value per common share were $32.18 and $25.86, respectively as compared with $30.12 and $23.69, respectively, at December 31, 2011 and $30.36 and $23.91, respectively, at September 30, 2011. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 9.78% and 17.00%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During third quarter 2012, securities decreased $30.5 million to $131 million, while cash and cash-equivalents (interest-bearing deposits with other banks, money market funds and federal funds sold) increased $28.5 million to $65 million. Salisbury continued to maintain a relatively high level of cash and cash-equivalents in response to historically low market interest rates and a higher level of volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at September 30, 2012.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1.1 million. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2012. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive income of $0.9 million at September 30, 2012 included net unrealized securities gains, net of tax, of $3.0 million, mostly offset by unrecognized pension plan expense, net of tax, of $2.1 million.

Loans

Net loans receivable increased $6.6 million during the first nine months of 2012 to $377.4 million at September 30, 2012, compared with $370.8 million at December 31, 2011.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2012	December 31, 2011
Residential 1-4 family	$ 196,976	$ 187,676
Residential 5+ multifamily	3,604	3,187
Construction of residential 1-4 family	4,044	5,305
Home equity credit	35,263	34,621
Residential real estate	239,887	230,789
Commercial	83,219	81,958
Construction of commercial	5,416	7,069
Commercial real estate	88,635	89,027
Farm land	4,364	4,925
Vacant land	11,172	12,828
Real estate secured	344,058	337,569
Commercial and industrial	28,893	29,358
Municipal	3,083	2,415
Consumer	4,474	4,496
Loans receivable, gross	380,508	373,838
Deferred loan origination fees and costs, net	1,048	1,004
Allowance for loan losses	(4,179)	(4,076)
Loans receivable, net	$ 377,377	$ 370,766
Loans held-for-sale
Residential 1-4 family	$ 1,595	$ 948

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During the first nine months of 2012, while non-performing assets decreased $0.9 million, total impaired and potential problem loans increased $1.4 million to $28.1 million, or 7.4% of gross loans receivable at September 30, 2012, from $26.7 million, or 7.2% of gross loans receivable at December 31, 2011.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Pass	$ 318,822	$ 314,551
Special mention	33,540	32,570
Performing loans	352,362	347,121
Substandard	12,110	14,039
Potential problem loans	12,110	14,039
Pass
Troubled debt restructured loans, accruing	1,131	1,379
Special mention
Troubled debt restructured loans, accruing	1,579	1,413
Substandard
Troubled debt restructured loans, accruing	4,097	1,810
Troubled debt restructured loans, non-accrual	1,962	1,753
All other non-accrual loans	7,267	6,323
Impaired loans	16,036	12,678
Loans receivable, gross	$ 380,508	$ 373,838

Changes in impaired and potential problem loans are as follows:

Nine months ended (in thousands)	September 30, 2012				September 30, 2011
	Impaired loans		Potential problem loans	Total	Impaired loans		Potential problem loans	Total
	Non-accrual	Accruing			Non-accrual	Accruing
Loans placed on non-accrual status	$ 3,858	$ (665)	$ (1,099)	$ 2,094	$ 5,684	$ (2,797)	$ (2,268)	$ 619
Loans restored to accrual status	(887)	563	23	(301)	-	-	-	-
Loan risk rating downgrades to substandard	-	-	1,680	1,680	-	-	11,190	11,190
Loan risk rating upgrades from substandard	-	-	(402)	(402)	-		(1,950)	(1,950)
Loan repayments	(596)	(155)	(301)	(1,052)		(33)	(405)	(438)
Loan charge-offs	(556)	-	-	(556)	(774)	(30)	-	(804)
Increase (decrease) in TDR loans	-	2,463	(1,830)	633	(731)	(417)	-	(1,148)
Real estate acquired in settlement of loans	(666)	-	-	(666)	(314)	-	-	(314)
Increase (decrease) in loans	$ 1,153	$ 2,206	$ (1,929)	$ 1,430	$ 3,865	$ (3,277)	$ 6,567	$ 7,155

During the first nine months of 2012 Salisbury downgraded risk ratings on $1.7 million of loans, placed $3.9 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $556,000 of losses primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance, loans returned to accrual status as a result of sustained performance, and loan repayments.

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

The loan portfolio of Salisbury is substantially secured by real estate collateral and during the economic decline which began in 2007, the value and liquidity of real estate collateral in the region was generally negatively impacted. Recently, it appears that the real estate values in the markets in which Salisbury operates have generally stabilized and improvement in the value and liquidity of real estate collateral provides additional support for the adequacy of allowance for loan losses.

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

Impaired Loans

Impaired loans increased $3.4 million during first nine months of 2012 to $16.0 million, or 4.21% of gross loans receivable at September 30, 2012, from $12.7 million, or 3.39% of gross loans receivable at December 31, 2011. The components of impaired loans are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Troubled debt restructurings, accruing	$ 6,807	$ 4,602
Troubled debt restructuring, non-accrual	1,962	1,753
All other non-accrual loans	7,267	6,323
Impaired loans	$ 16,036	$ 12,678

Non-Performing Assets

Non-performing assets decreased $0.9 million during first nine months of 2012 to $9.9 million, or 1.62% of assets at September 30, 2012, from $10.8 million, or 1.78% of assets at December 31, 2011. The components of non-performing assets are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Residential 1-4 family	$ 1,158	$ 1,240
Home equity credit	299	173
Commercial	2,759	2,337
Vacant land	4,391	3,658
Real estate secured	8,607	7,408
Commercial and industrial	622	668
Consumer	-	-
Non-accruing loans	9,229	8,076
Accruing loans past due 90 days and over	-	-
Non-performing loans	9,229	8,076
Real estate acquired in settlement of loans “(OREO”)	641	2,744
Non-performing assets	$ 9,870	$ 10,820

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2012	December 31, 2011
Current	$ 568	$ 734
Past due 001-029 days	-	138
Past due 030-059 days	721	134
Past due 060-089 days	1,004	-
Past due 090-179 days	634	1,095
Past due 180 days and over	6,302	5,975
Total non-performing loans	$ 9,229	$ 8,076

At September 30, 2012, 6.14% of non-accrual loans were current with respect to loan payments, compared with 9.09% at December 31, 2011. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $2.4 million during the first nine months of 2012 to $8.8 million, or 2.31% of gross loans receivable at September 30, 2012, from $6.4 million, or 1.70% of gross loans receivable at December 31, 2011.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Residential 1-4 family	$ 2,419	$ 2,163
Commercial	3,030	1,970
Real estate secured	5,449	4,133
Commercial and industrial	1,358	469
Accruing troubled debt restructured loans	6,807	4,602
Residential 1-4 family	323	52
Commercial	1,173	1,132
Vacant land	381	461
Real estate secured	1,877	1,645
Commercial and industrial	85	108
Non-accrual troubled debt restructured loans	1,962	1,753
Troubled debt restructured loans	$ 8,769	$ 6,355

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2012	December 31, 2011
Current	$ 5,811	$ 3,375
Past due 001-029 days	996	1,072
Past due 030-059 days	-	155
Accruing troubled debt restructured loans	6,807	4,602
Current	360	251
Past due 001-029 days	-	-
Past due 030-059 days	721	98
Past due 060-089 days	48	-
Past due 090-179 days	-	493
Past due 180 days and over	833	911
Non-accrual troubled debt restructured loans	1,962	1,753
Total troubled debt restructured loans	$ 8,769	$ 6,355

At September 30, 2012, 70.38% of troubled debt restructured loans were current with respect to loan payments, as compared with 57.06% at December 31, 2011.

Past Due Loans

Loans past due 30 days or more increased $2.2 million during first nine months of 2012 to $11.8 million, or 3.10% of gross loans receivable at September 30, 2012, compared with $9.7 million, or 2.59% of gross loans receivable at December 31, 2011.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Past due 030-059 days	$ 1,642	$ 1,999
Past due 060-089 days	1,510	461
Past due 090-179 days	-	-
Accruing loans	3,152	2,460
Past due 030-059 days	721	134
Past due 060-089 days	1,004	-
Past due 090-179 days	634	1,095
Past due 180 days and over	6,303	5,975
Non-accrual loans	8,662	7,204
Total loans past due 30 days or greater	$ 11,814	$ 9,664

Potential Problem Loans

Potential problem loans decreased $1.9 million during first nine months of 2012 to $12.1 million, or 3.19% of gross loans receivable at September 30, 2012, compared with $14.0 million, or 3.76% of gross loans receivable at December 31, 2011.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Residential 1-4 family	$ 3,304	$ 3,367
Home equity credit	1,059	1,154
Residential real estate	4,363	4,521
Commercial	5,419	7,391
Construction of commercial	450	450
Commercial real estate	5,869	7,841
Farm land	1,191	830
Vacant land	188	249
Real estate secured	11,611	13,441
Commercial and Industrial	466	534
Consumer	33	64
Potential problem loans	$ 12,110	$ 14,039

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2012	December 31, 2011
Current	$ 10,023	$ 10,771
Past due 001-029 days	803	2,837
Past due 030-059 days	737	385
Past due 060-089 days	547	46
Past due 090-179 days	-	-
Total potential problem loans	$ 12,110	$ 14,039

At September 30, 2012, 82.77% of potential problem loans were current with respect to loan payments, as compared with 76.72% at December 31, 2011.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $12.3 million during third quarter 2012 to $490.2 million at September 30, 2012, versus $477.9 million at June 30, 2012, and increased $11.6 million versus $478.6 million at September 30, 2011. Retail repurchase agreements decreased $3.2 million during third quarter 2012 to $2.9 million at September 30, 2012, versus $6.1 million at June 30, 2012, and decreased $11.9 million versus $14.8 million at September 30, 2011.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during third quarter 2012 to $42.4 million at September 30, 2012, versus $42.8 million at June 30, 2012, and decreased $12.6 million versus $55.0 million at September 30, 2011. The decreases were due to scheduled payments and maturities.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At September 30, 2012, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 35.0%, versus 33.7% at December 31, 2011. Management believes Salisbury’s funding sources will meet its anticipated funding needs.

Operating activities for the nine month period 2012 provided net cash of $5.5 million. Investing activities provided net cash of $27.2 million, primarily $32.4 million from securities available-for-sale and $1.7 million from sales of other real estate owned, offset in part by $7.0 million in net loan advances. Financing activities utilized net cash of $4.1 million, primarily for FHLBB advance repayments of $12.2 million, dividends paid of $1.6 million, and a decrease of $16.3 million in time deposits and repurchase agreements, offset in part by a $26.0 million increase in deposit transaction accounts.

At September 30, 2012, Salisbury had outstanding commitments to fund new loan originations of $7.5 million and unused lines of credit of $52.2 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $70.4 million at September 30, 2012, up $3.5 million from December 31, 2011. Book value and tangible book value per common share were $32.18 and $25.86, respectively, compared with $30.12 and $23.69, respectively, at December 31, 2011. Contributing to the increase in shareholders’ equity for nine month period 2012 was net income of $3.5 million, other comprehensive income of $1.6 million, less common and preferred stock dividends of $1.4 million and $0.2 million, respectively. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $3.0 million and unrealized losses on the pension plan income, net of tax, of $2.1 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending June 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rates for the quarters ended September 30, 2012 and December 31, 2011 were 1.15625% and 1.51925%, respectively. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On September 28, 2012, Salisbury declared a Series B Preferred Stock dividend of $46,250, payable on October 1, 2012. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

	Well capitalized	September 30, 2012		December 31, 2011
		Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	17.00%	14.05%	15.97%	13.16%
Tier 1 Capital (to risk-weighted assets)	6.00	15.86	12.92	14.88	12.08
Tier 1 Capital (to average assets)	5.00	9.78	8.07	9.45	7.77

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

The Board of Governors of the Federal Reserve System and the other Federal Bank Supervisory Agencies recently proposed new regulations, which if adopted would restructure the current regulatory capital framework for the banking industry and revise the capital requirements applicable to banks and bank holding companies, including Salisbury and the Bank. These proposed capital rules would revise the risk-based and leverage capital ratios over time to implement the Dodd-Frank Act and to be generally consistent with Basel III Capital Standards established by the Basel Committee on Banking Supervision. The proposed rules would:

• Revise the definition of regulatory capital components and related calculations and revise certain methodologies for calculating risk weighted assets;

• Add a new minimum Common Equity Tier 1 risk based capital ratio of 4.5% of risk-weighted assets;

• Incorporate the revised regulatory capital requirements into the prompt corrective action framework;

• Implement a new capital conservation buffer; and

• Provide a transition period for several aspects of the proposed rule.

While the final provisions of such new capital regulations are uncertain, Salisbury has utilized available tools in an effort to reasonably assess the potential effect of these proposed capital rules on the adequacy of the capital ratios of both Salisbury and the Bank. Based upon such preliminary assessment, management has determined that Salisbury and the Bank have the ability to comply with the proposed capital regulations should they become effective.

Dividends

During the nine month period ended September 30, 2012 Salisbury paid $181,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $1,419,000 in common stock dividends.

Salisbury’s Board of Directors declared a $0.28 per common share quarterly cash dividend at their October 26, 2012 meeting. The dividend will be paid on November 30, 2012 to shareholders of record as of November 9, 2012.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over various time horizons. In management’s September 30, 2012 analysis, all of the simulations incorporate management’s growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses multiple interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2012 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 275 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 65 basis points for the 10-year Treasury; and (4) A second immediately rising interest rates with assumption sensitivity stress testing; isolating key variables for impact on risk/return profile – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 275 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2012 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its acceptable strategic tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2012:

As of September 30, 2012	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(9.36)%	(8.08)%
Immediately falling interest rates (management’s growth assumptions)	(1.04)	(2.63)
Gradually rising interest rates (management’s growth assumptions)	(11.96)	(10.92)

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

As of September 30, 2012 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(103)	$(201)
U.S. Government agency notes	(139)	(317)
Municipal bonds	(1,529)	(3,702)
Mortgage backed securities	(892)	(2,592)
Collateralized mortgage obligations	(504)	(1,029)
SBA pools	(9)	(17)
Total available-for-sale debt securities	$(3,176)	$(7,858)

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2012.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

On July 27, 2012, Erling Christophersen filed a Motion to Restore the First Action, and on October 15, 2012 filed a Motion to Stay the Foreclosure Action pending resolution of the Motion to Restore. The Bank is opposing both motions.

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

SALISBURY BANCORP, INC.

November 14, 2012	By:	/s/ Richard J. Cantele, Jr. Richard J. Cantele, Jr., President and Chief Executive Officer

November 14, 2012	By:	/s/ B. Ian McMahon B. Ian McMahon Executive Vice President and Chief Financial Officer