Form 10-K
period 2012-12-31
SALISBURY BANCORP INC
filed 2013-03-07
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24751

SALISBURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1514263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Bissell Street, Lakeville, CT	06039
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code: (860) 435-9801
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.10 per share	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2012 was $41,650,883 based on the closing sales price of $24.65 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2013, was 1,709,291.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 15, 2013, which will be filed within 120 days of fiscal year ended December 31, 2012, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2012

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain and incorporates by reference statements relating to future results of Salisbury Bancorp, Inc. and Subsidiary ("Salisbury") that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within Salisbury’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s financial position and results of operations. Reader’s are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

Item 1. BUSINESS

Salisbury Bancorp, Inc.

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury common stock is traded on the NASDAQ Capital Market under the symbol “SAL”. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through eight banking offices, eight ATMs and its internet website (www.salisburybank.com).

Abbreviations Used Herein

ARRA	American Recovery and Reinvestment Act of 2009	FRB	Federal Reserve Board
Bank	Salisbury Bank and Trust Company	GAAP	Generally Accepted Accounting Principles in the United States of America
BHCA	Bank Holding Company Act	GLBA	Gramm-Leach-Bliley Act
BOLI	Bank Owned Life Insurance	IOLTA	Interest on Lawyers Trust Accounts
CFPB	Consumer Financial Protection Bureau	LIBOR	London Interbank Offered Rate
CPP	Capital Purchase Program	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act of 1977	OTTI	Other Than Temporarily Impaired
CTDOB	State of Connecticut Depart of Banking	PIC	Passive Investment Company
Dodd- Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Salisbury	Salisbury Bancorp, Inc. and Subsidiary
FACT Act	Fair and Accurate Credit Transactions Act	SBLF	Small Business Lending Fund
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
EESA	Economic Emergency Stabilization Act	SOX	Sarbanes-Oxley Act of 2002
FDIC	Federal Deposit Insurance Corporation	TARP	Troubled Asset Relief Program
FHLBB	Federal Home Loan Bank of Boston	Treasury	United States Department of the Treasury
FRA	Federal Reserve Act

Lending Activities

General

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in Connecticut’s Litchfield County, Massachusetts’ Berkshire County and New York’s Dutchess County in towns proximate to the Bank’s eight full service offices.

Real estate secured the majority of the Bank’s loans as of December 31, 2012, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters.

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

Commercial Real Estate Loans

The Bank makes commercial real estate loans for the purpose of allowing borrowers to acquire, develop, construct, improve or refinance commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields, which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in interest rates. These loans typically have terms of up to twenty five years and interest rates, which adjust over periods of three to ten years, based on one of various rate indices.

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

Construction Loans

The Bank originates both residential and commercial construction loans. Typically, loans are made to owner-borrowers who will occupy the properties as either their primary or secondary residence and to licensed and experienced developers for the construction of single-family homes.

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

Credit Administration is responsible for determining loan loss reserve adequacy, preparing monthly and quarterly reports regarding the credit quality of the loan portfolio; which are submitted to the Loan Committee to ensure compliance with the credit policy. In addition, Credit Administration is responsible for managing non-performing and classified assets as well as oversight of all collection activity. On a quarterly basis, the Loan Committee reviews commercial and commercial real estate loans that are risk rated as “Special Mention” or worse, focusing on the current status and strategies to improve the credit.

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

Securities

Salisbury’s securities portfolio is structured to diversify the earnings, assets and risk structure of Salisbury, provide liquidity consistent with both projected and potential needs, collateralize certain types of deposits, assist with maintaining a satisfactory net interest margin and comply with regulatory capital and liquidity requirements. Securities types include U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations and bank qualified tax exempt municipal bonds.

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

The FDIC provides separate insurance coverage of $250,000 per depositor for each account ownership category. On December 31, 2012, section 343 of the Dodd-Frank Act that provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts and IOLTAs expired.

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

Subsidiaries

Salisbury has one wholly-owned subsidiary, Salisbury Bank and Trust Company. The Bank has two wholly-owned subsidiaries, SBT Mortgage Service Corporation and S.B.T Realty, Inc. SBT Mortgage Service Corporation is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to Salisbury are exempt from the Connecticut Corporate Business Tax. S.B.T Realty, Inc. was formed to hold New York State real estate and is presently inactive.

Employees

At December 31, 2012, the Bank had 123 full-time employees and 24 part-time employees. None of the employees were represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut’s Litchfield County. The Bank has a total of eight banking offices, four of which are located in Connecticut's Litchfield County; two of which are located in Massachusetts’ Berkshire County; and two of which are located in New York’s Dutchess County. The Bank’s primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in Litchfield, Berkshire and Dutchess counties. The Bank also has deposit, lending and trust relationships outside of these areas.

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

Regulation and Supervision

General

Salisbury is required to file reports and otherwise comply with the rules and regulations of the FRB, the CTDOB, the SEC and NASDAQ.

The Bank is subject to extensive regulation by the CTDOB, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the CTDOB concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers.

The following discussion of the laws, regulations and policies material to the operations of Salisbury and the Bank is a summary and is qualified in its entirety by reference to such laws, regulations and policies. Such statutes, regulations and policies are continually under review by Congress and the State Legislature and federal and state regulatory agencies. Any change in such laws, regulations, or policies could have a material adverse impact on Salisbury or the Bank.

Bank Holding Company Regulation

SEC and NASDAQ

Salisbury is subject to the rules and regulations of the SEC and is required to comply with the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Salisbury’s common stock is listed on the NASDAQ Capital Market under the trading symbol “SAL” and, accordingly, Salisbury is also subject to the rules of NASDAQ for listed companies.

Federal Reserve Board Regulation

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

Under FRB policy, a bank holding company must serve as a source of financial and managerial strength for its subsidiary bank. Under this policy, Salisbury is expected to commit resources to support the Bank. The FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank.

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

Connecticut Bank Holding Company Regulation

Salisbury is also subject to Connecticut banking law applicable to Connecticut bank holding companies. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the CTDOB. The CTDOB will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the CTDOB waives this five-year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Dividends

Salisbury’s dividends to shareholders are substantially dependent upon Salisbury’s receipt of dividends from the Bank. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should be a “source of strength” to its bank subsidiary and should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or if the dividend would violate applicable law or would be an unsafe or unsound banking practice.

Financial Modernization

GLBA permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” as defined in the FRB’s Regulation Y, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Treasury. Salisbury is a registered financial holding company.

Under GLBA, all financial institutions are required to establish policies and procedures with respect to the ability of the Bank to share nonpublic customer data with nonaffiliated parties and to protect customer data from unauthorized access. In addition, the FACT Act includes many provisions concerning national credit reporting standards, and, under certain circumstances, permits consumers, including customers of Salisbury, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve Board and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and Salisbury and the Bank are subject to those provisions. The Bank has developed policies and procedures for itself and its affiliate, Salisbury, and believes it is in compliance with all privacy, information sharing, and notification provisions of GLBA and the FACT Act.

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

Dividends

The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the CTDOB approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized”. The FDIC may also limit a bank’s ability to pay dividends based upon safety and soundness considerations.

Powers

Connecticut law permits Connecticut banks to sell insurance and fixed and variable-rate annuities if licensed to do so by the Connecticut Insurance Department. With the prior approval of the CTDOB, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the BHCA, other federal statutes, or the regulations promulgated pursuant to these statutes. Connecticut banks generally are also authorized to engage in any activity permitted for a federal bank or upon filing prior written notice of its intention to engage in such activity with the CTDOB, unless the CTDOB disapproves the activity.

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

New York and Massachusetts Banking Laws and Supervision

Adequately capitalized bank holding companies are permitted to acquire banks in any state subject to specified concentration limits and other conditions. Additionally, legislation authorizes the interstate merger of banks. Among other things, banks may establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. The Bank conducts activities and operates branch offices in New York and Massachusetts as well as Connecticut. The Bank, with respect to offices in New York and Massachusetts, may conduct any activity that is authorized under Connecticut law that is permissible for either New York or Massachusetts state banks or for an out-of-state national bank, at its New York and Massachusetts branch offices, respectively. The New York State Superintendent of Banks may exercise regulatory authority with respect to the Bank’s New York branch offices. The Bank is subject to certain rules related to community reinvestment, consumer protection, fair lending, establishment of intra-state branches and the conduct of banking activities with respect to its branches located in New York State. The Massachusetts Commissioner of Banks may exercise similar authority, and the Bank is subject to similar rules under Massachusetts Banking Law with respect to the Bank’s Massachusetts branch offices.

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

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio”. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, and in some instances 200% or assets subject to dollar-for-dollar capital requirements, with higher levels of capital being required for the categories perceived as representing greater risk.

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

In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when fully implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.

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

As of December 31, 2012, the Bank was “well capitalized”.

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

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable legal limits (generally, $250,000 per depositor for each account ownership category and $250,000 for certain retirement plan accounts) and are subject to deposit insurance assessments. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The FDIC assigns an institution to one of the following capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank’s current annual assessment rate is approximately 8 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the deposit insurance funds during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary. The Bank’s last special assessment was in the second quarter of 2009.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)

The Dodd-Frank Act, enacted in July 2010, significantly changed the bank regulatory landscape and has impacted lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the DIF. The Dodd-Frank Act granted the FDIC new DIF management tools: maintaining a positive Fund balance even during a banking crisis and maintaining moderate, steady assessment rates throughout economic and credit cycles.

Among other things, the Dodd-Frank Act: (1) raised the minimum designated reserve ratio (DRR), which the FDIC must set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR (which was formerly capped at 1.5 percent) and therefore on the size of the DIF; (2) required that the DIF reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10,000,000,000; (4) eliminated the requirement that the FDIC provide dividends from the Fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

The Dodd-Frank Act also required that the FDIC amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Under the Dodd-Frank Act, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.

The FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the Dodd-Frank Act’s dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC's assessment rules. The FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act; made changes to assessment rates; implemented the Dodd-Frank Act’s DIF dividend provisions; and revised the risk-based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion, including the Bank, have benefited from a reduction in their assessments as a result of this final rule.

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote of executive compensation at, for smaller reporting companies such as Salisbury, the first annual meeting taking place after January 21, 2013 and at least every three (3) years thereafter. The legislation also authorizes the SEC to prohibit broker discretion on any voting on election of directors, executive compensation matters, and any other significant matter.

The Dodd-Frank Act also adopts various mortgage lending and predatory lending provisions and requires loan originators to retain 5% of any loan sold and securitized, unless it is a “qualified residential mortgage”, which includes standard 30 and 15-year fixed rate loans.

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

Federal Reserve System

All depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements currently are assessed on the depository institution's net transaction accounts (primarily checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities.

For net transaction accounts in 2012, the first $11.5 million (which may be adjusted by the FRB) will be exempt from reserve requirements. A 3 percent reserve ratio will be assessed on net transaction accounts over $11.5 million up to and including $71.0 million (which may be adjusted by the FRB). A 10 percent reserve ratio will be assessed on net transaction accounts in excess of $71.0 million (which may be adjusted by the FRB). The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2012, the Bank had FHLBB stock of $5.7 million and FHLBB advances of $32.0 million.

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

In 2008, the FHLBB announced to its members it was focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB announced the resumption of modest quarterly cash dividends to its members through 2011 and on June 27, 2011 the FHLBB announced the discontinuation of its excess stock pool effective June 28, 2011, and designated December 28, 2011, as the required stock purchase date. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2012. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

Troubled Asset Relief Program and Capital Purchase Program

TARP was established as part of EESA in October 2008. The TARP gave the Treasury authority to deploy up to $700 billion into the financial system with the objective of improving liquidity in the capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of the $700 billion authorized into preferred stock investments in banks (the “CPP”). The general terms of this preferred stock program for a participant bank that is a public company were as follows: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common dividends for three years while the Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy participating banks’ common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. In addition to the executive compensation restrictions announced by the Treasury, participants in the CPP are also subject to the more stringent executive compensation limits enacted as part of the ARRA, which was signed into law on February 17, 2009. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of CPP participants, expands the scope of employees who are subject to a claw-back of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Treasury to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

On March 13, 2009, Salisbury sold to the Secretary of the Treasury (i) 8,816 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series A Preferred Stock) and (ii) a ten-year warrant to purchase up to 57,671 shares of its common stock, par value $0.10 per share, at an exercise price of $22.93 per share (the “Warrant”), for an aggregate purchase price of $8,816,000 in cash. All of the proceeds from the sale of its Series A Preferred Stock were treated as Tier 1 Capital for regulatory purposes.

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

Salisbury elected to participate in Treasury’s SBLF program and on August 25, 2011, Salisbury sold to the Secretary of the Treasury $16,000,000 of its Series B Preferred Stock under the SBLF program, and simultaneously repurchased all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of TARP. All of the proceeds from the sale of its Series B Preferred Stock are treated as Tier 1 Capital for regulatory purposes.

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2012 was 1.00%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

The Electronic Funds Transfer Act, Regulation E and Related Laws

The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the Federal Reserve's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (“ACH”) transactions, telephone bill-payment plans, or remote banking services. Regulation E requires consumers to opt in (affirmatively consent) to participation in the Bank's overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all new customers who are consumers, and the customer's affirmative consent must be obtained, before charges may be assessed on the consumer's account for paying such overdrafts.

Regulation E also provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions and prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer's account on the consumer's opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differentials	20-21
II.	Investment Portfolio	27, 49-50
III.	Loan Portfolio	28-32, 51-55
IV.	Summary of Loan Loss Experience	23-24, 54-55
V.	Deposits	33, 58
VI.	Return on Equity and Assets	18
VII.	Short-Term Borrowings	33, 58

Item 1A. RISK FACTORS

Salisbury is the registered bank holding company for the Bank, its wholly-owned subsidiary. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock, and the Bank is Salisbury's primary investment.

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

Salisbury’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on Salisbury’s operations and financial condition. For example, declines in housing activity including declines in building permits, housing sales and home prices may make it more difficult for Salisbury’s borrowers to sell their homes or refinance their debt. Slow sales could strain the resources of real estate developers and builders. The ongoing economic uncertainty has affected employment levels and could impact the ability of Salisbury’s borrowers to service their debt. Bank regulatory agencies also periodically review Salisbury’s allowance for loan losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses Salisbury will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Salisbury's financial condition and results of operations. Salisbury may suffer higher loan losses as a result of these factors and the resulting impact on its borrowers.

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

As of December 31, 2012, Salisbury had $2.9 million of after-tax unrealized gains associated with its portfolio of securities available-for-sale, compared with $1.4 million of after-tax unrealized gains at December 31, 2011. Fair values of securities are supplied by third-party sources.

Management must assess whether unrealized losses are other-than-temporary and relies on data supplied by third-party sources to do so. The determination of whether a decline in fair value is other-than-temporary considers numerous factors, many of which involve significant judgment.

To the extent that any portion of the unrealized losses in Salisbury’s portfolio of investment securities is determined to be other-than-temporarily impaired, Salisbury will recognize a charge to its earnings in the quarter during which such determination is made and its earnings and capital ratios will be adversely impacted. Salisbury did not recognize any other-than-temporary impairment losses in 2012. However, in 2009, Salisbury recognized $744,000 in after-tax charges to earnings as a result of other-than-temporary impairment determinations.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2012, Salisbury had $9.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

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

Salisbury and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not Shareholders. These regulations affect Salisbury’s lending practices, capital structure, investment practices, and dividend policy and growth, among other things. State and federal legislatures and regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Salisbury in substantial and unpredictable ways. Such changes could subject Salisbury to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Salisbury’s business, financial condition and results of operations. While Salisbury has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.

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

For additional information, see Note 6, “Bank Premises and Equipment,” and Note 17, “Commitments and Contingent Liabilities” To the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	-
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	-
Salisbury Office	18 Main Street, Salisbury, CT	Owned	-
Sharon Office	29 Low Road, Sharon, CT	Owned	-
Canaan Operations	94 Main Street, Canaan, CT	Owned	-
Canaan Office	100 Main Street, Canaan, CT	Owned	-
Millerton Office	87 Main Street, Millerton, NY	Owned	-
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/10/14
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	-
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	3/26/17

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

On June 25, 2012, the Bank and John R. Christophersen entered into a Settlement Agreement which resolved all differences between John R. Christophersen and the Bank, and resulted in the withdrawal (with prejudice) of the claims made by John R. Christophersen. All claims against the Bank have been withdrawn and the Bank is no longer a defendant or counterclaim defendant in any litigation involving the Actions. As an additional consequence of the Settlement Agreement, Bonnie Christophersen, Elena Dreiske and People’s United Bank are no longer parties to any of the litigation referenced above.

On July 27, 2012, Erling Christophersen filed a Motion to Restore the First Action, and on October 15, 2012 filed a Motion to Stay the Foreclosure Action pending resolution of the Motion to Restore. The Bank opposed both motions. On February 1, 2013, the Court issued orders denying both motions. On February 14, 2013, Erling Christophersen filed a Notice of Appeal of the orders denying his Motion to Restore the First Action, and Motion to Stay the Foreclosure Action. The Bank intends to oppose both appeals.

There are no other material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

For the information required by this item see “Note 22 - Selected Quarterly Consolidated Financial Data (Unaudited)” of Notes to Consolidated Financial Statements.

Holders

There were approximately 1,592 holders of record of the common stock of Salisbury as of March 1, 2013. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Equity Compensation Plan Information

For the information required by this item see “Note 14 – Directors Stock Retainer Plan and Long Term Incentive Plan” of Notes to Consolidated Financial Statements.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

Years ended December 31,	2012	2011	2010	2009	2008
Statement of Income
Interest and dividend income	$ 22,658	$ 24,044	$ 24,656	$ 25,866	$ 26,557
Interest expense	4,282	5,559	7,497	9,032	10,825
Net interest and dividend income	18,376	18,485	17,159	16,834	15,732
Provision for loan losses	1,070	1,440	1,000	985	1,279
Trust and wealth advisory	2,945	2,548	2,102	1,978	2,264
Service charges and fees	2,189	2,090	2,006	1,725	1,930
Gains on sales of mortgage loans, net	1,596	687	816	488	344
Mortgage servicing, net	(21)	65	97	80	(124)
Gains on securities, net	279	11	16	473	600
Other-than-temporary impairment losses, net	-	-	-	(1,128)	(2,955)
Other	326	255	270	459	182
Non-interest income	7,314	5,656	5,307	4,075	2,241
Non-interest expense	19,554	17,639	17,113	17,506	16,009
Income before income taxes	5,066	5,062	4,353	2,418	685
Income tax provision (benefit)	989	950	693	(49)	(421)
Net income	4,077	4,112	3,660	2,467	1,106
Net income available to common shareholders	3,861	3,588	3,198	2,102	1,106
Financial Condition
Total assets	$ 600,813	$ 609,284	$ 575,470	$ 562,347	$ 495,754
Loans receivable, net	388,758	370,766	352,449	327,257	297,367
Allowance for loan losses	4,360	4,076	3,920	3,473	2,724
Securities	132,034	161,876	153,510	151,125	155,916
Deposits	491,215	471,306	430,289	418,203	344,925
Federal Home Loan Bank of Boston advances	31,980	54,615	72,812	76,364	87,914
Repurchase agreements	1,784	12,148	13,190	11,415	11,203
Shareholders' equity	71,997	66,862	55,016	52,355	38,939
Non-performing assets	10,104	10,820	10,751	7,720	5,380
Per Common Share Data
Earnings, diluted and basic	$ 2.28	$ 2.12	$ 1.90	$ 1.25	$ 0.66
Cash dividends paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	26.85	23.69	20.81	19.12	16.58
Statistical Data
Net interest margin (taxable equivalent)	3.45%	3.51%	3.37%	3.51%	3.74%
Efficiency ratio (taxable equivalent)	69.38	68.16	71.51	74.38	71.56
Effective tax rate	19.49	18.80	15.92	(2.03)	(61.45)
Return on average assets	0.64	0.61	0.56	0.39	0.23
Return on average common shareholders' equity	7.22	7.26	6.93	5.18	2.59
Dividend payout ratio	49.02	52.70	59.09	89.60	169.70
Allowance for loan losses to loans receivable, gross	1.11	1.09	1.10	1.05	0.91
Non-performing assets to total assets	1.68	1.78	1.87	1.37	1.09
Tier 1 leverage capital	9.87	9.45	8.39	8.39	7.74
Total risk-based capital	16.63	15.97	13.91	12.86	11.59
Weighted average common shares outstanding, diluted	1,690	1,689	1,687	1,686	1,686
Common shares outstanding at end of period	1,690	1,689	1,688	1,687	1,686

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

OVERVIEW

Net income available to common shareholders for 2012 was $3,861,000, or $2.28 per common share, compared with $3,588,000, or $2.12 per common share, for 2011. Selected 2012 highlights are as follows:

  Earnings per common share increased $0.16, or 7.5%, to $2.28.
  Tax equivalent net interest income decreased $19,000, or 0.1%.
  Provision for loan losses was $1,070,000, versus $1,440,000 for 2011. Net loan charge-offs were $786,000 and $1,284,000, respectively, for 2012 and 2011.
  Non-interest income increased $1,658,000, or 29.3%.
  Non-interest expense increased $1,915,000, or 10.9%, and included the following non-recurring items: FHLBB advance prepayment fee of $450,000; litigation settlement of $400,000; and, pension curtailment of $342,000.
  Preferred stock dividends were $240,000, versus $524,000 for 2011.
  Tier 1 capital ratio increased to 9.87% at December 31, 2012, versus 9.45% at December 31, 2011.

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2012 and 2011

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) decreased $19,000 in 2012 over 2011. The net interest margin decreased 6 basis points to 3.45% from 3.51%, due to a 30 basis point decline in the average yield on interest-earning assets and a 26 basis points decline in the average cost of interest-bearing liabilities. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Loans (a)	$381,886	$367,342	$342,555	$18,153	$18,666	$18,483	4.75%	5.08%	5.40%
Securities (c)(d)	134,817	144,021	155,658	5,506	6,258	7,035	4.08	4.35	4.52
FHLBB stock	5,801	6,032	6,032	30	24	-	0.51	0.40	-
Short term funds (b)	41,854	39,185	34,822	90	127	172	0.21	0.32	0.49
Total earning assets	564,358	556,580	539,067	23,779	25,075	25,690	4.21	4.51	4.77
Other assets	40,444	35,360	33,567
Total assets	$604,802	$591,940	$572,634
Interest-bearing demand deposits	$65,953	$64,625	$56,727	353	437	628	0.54	0.68	1.11
Money market accounts	128,619	108,983	72,975	420	530	379	0.33	0.49	0.52
Savings and other	99,528	96,317	90,597	281	379	528	0.28	0.39	0.58
Certificates of deposit	98,974	111,042	136,980	1,360	1,819	2,829	1.37	1.64	2.07
Total interest-bearing deposits	393,074	380,967	357,279	2,414	3,165	4,364	0.61	0.83	1.22
Repurchase agreements	5,879	12,510	12,611	23	63	90	0.39	0.50	0.71
FHLBB advances	43,605	57,126	74,896	1,845	2,331	3,043	4.16	4.08	4.06
Total interest-bearing liabilities	442,558	450,603	444,786	4,282	5,559	7,497	0.97	1.23	1.69
Demand deposits	84,385	77,577	69,028
Other liabilities	8,391	3,569	3,876
Shareholders’ equity	69,468	60,191	54,944
Total liabilities & shareholders’ equity	$604,802	$591,940	$572,634
Net interest income				$19,497	$19,516	$18,193
Spread on interest-bearing funds							3.25	3.27	3.08
Net interest margin (e)							3.45	3.51	3.37
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $1,121,000, $1,031,000 and $1,034,000, respectively for 2012, 2011 and 2010 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2012 versus 2011			2011 versus 2010
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$715	$(1,228)	$(513)	$1,298	$(1,115)	$183
Securities	(388)	(364)	(752)	(516)	(261)	(777)
FHLBB stock	(1)	7	6	—	24	24
Short term funds	7	(44)	(37)	18	(63)	(45)
Interest-earning assets	333	(1,629)	(1,296)	800	(1,415)	(615)
Deposits	(83)	(668)	(751)	(201)	(998)	(1,199)
Repurchase agreements	(30)	(10)	(40)	(1)	(26)	(27)
FHLBB advances	(562)	76	(486)	(724)	12	(712)
Interest-bearing liabilities	(675)	(602)	(1,277)	(926)	(1,012)	(1,938)
Net change in net interest income	$1,008	$(1,027)	$(19)	$1,726	$(403)	$1,323

Net interest and dividend income represents the difference between interest and dividends earned on loans and securities and interest incurred on deposits and borrowings. The level of net interest income is a function of volume, rates and mix of both earning assets and interest-bearing liabilities. Net interest income can be affected by changes in interest rate levels, changes in the volume of assets and liabilities that are subject to re-pricing within different future time periods, and in the level of non-performing assets.

Interest and Dividend Income

Tax equivalent interest and dividend income decreased $1.3 million, or 5.2%, to $23.8 million in 2012. Loan income decreased $513,000, or 2.7%, primarily due to a 33 basis point decline in average yield, due to lower market interest rates and their effect on new loan rates, loan re-pricing and loan re-financing activity in 2012. This decline in rate was partially offset by a $14.5 million, or 3.9%, increase in average loans.

Tax equivalent interest and dividend income from securities decreased $752,000, or 12.0%, in 2012, as a result of a $9.2 million decrease in average securities, and a 27 basis points decline in average yield, due to lower market interest rates and their effect on new bond yields, bond re-pricing and bond calls in 2012. Interest from short term funds decreased $37,000 in 2012 as a result of an 11 basis points decline in average yield, offset in part by a $2.7 million increase in average short term funds.

Interest Expense

Interest expense decreased $1.3 million, or 23.0%, to $4.3 million in 2012 as a result of decreases in deposit rates and maturities of FHLBB advances, offset in part by higher average interest bearing deposits.

Interest on interest bearing deposit accounts decreased $751,000, or 23.7%, in 2012, as a result a 22 basis point decline in average rate, to 0.61%, offset in part by a $12.1 million, or 3.2%, increase in average interest bearing deposits. The decline in average rate was due to the decline in interest rates and changes in product mix, as the proportion represented by time deposits decreased to 25.2% from 29.2%, while non-maturity deposits increased to 74.8% from 70.6%. Interest on retail repurchase agreements decreased $40,000, or 63.5%, as a result of an 11 basis point decline in average rate, to 0.39%, while the average balance decreased $6,631,000.

Interest expense on FHLBB advances decreased $486,000, or 20.8%, due to a $13.5 million, or 23.7%, decrease in average advances as a result of scheduled maturities and the early prepayment of a $10 million advance due 12/16/2013 with a 4.88% coupon. The average borrowing rate increased slightly to 4.16%.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,070,000 for 2012, compared with $1,440,000 for 2011. Net loan charge-offs were $786,000 and $1,284,000, for the respective years. The lower provision for loan losses resulted from lower net charge-offs of non-performing loans. The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2012	2011	2010	2009	2008
Balance, beginning of period	$4,076	$3,920	$3,473	$2,724	$2,475
Provision (benefit) or loan losses	1,070	1,440	1,000	985	1,279
Real estate mortgages	(573)	(985)	(437)	(106)	(429)
Commercial & industrial	(222)	(180)	(95)	(82)	(495)
Consumer	(91)	(201)	(50)	(78)	(151)
Charge-offs	(886)	(1,366)	(582)	(266)	(1,075)
Real estate mortgages	36	26	—	—	3
Commercial & industrial	38	29	—	4	15
Consumer	26	27	29	26	27
Recoveries	100	82	29	30	45
Net (charge-offs) recoveries	(786)	(1,284)	(553)	(236)	(1,030)
Balance, end of period	$4,360	$4,076	$3,920	$3,473	$2,724
Loans receivable, gross	$392,086	$373,838	$355,547	$330,144	$299,698
Non-performing loans	9,860	8,076	10,141	7,445	5,175
Accruing loans past due 30-89 days	5,629	2,460	1,917	4,098	4,277
Ratio of allowance for loan losses:
to loans receivable, gross	1.11%	1.09%	1.10%	1.05%	0.91%
to non-performing loans	44.22	50.47	38.65	46.65	52.63
Ratio of non-performing loans
to loans receivable, gross	2.51	2.16	2.84	2.25	1.73
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	1.44	0.66	0.54	1.24	1.43

Reserve coverage at December 31, 2012, as measured by the ratio of allowance for loan losses to gross loans of 1.11%, was substantially unchanged as compared with 1.09% at December 31, 2011. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.8 million to $9.9 million, or 2.51% of gross loans receivable, at December 31, 2012, up from 2.16% at December 31, 2011, while accruing loans past due 30-89 days increased $3.2 million to $5.6 million, or 1.44% of gross loans receivable at December 31, 2012. See “Financial Condition – Loan Credit Quality” below for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

(in thousands)	December 31, 2012		December 31, 2011		December 31, 2010
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$364,594	$ 2,567	$346,302	$ 2,436	$332,240	$ 2,500
Potential problem loans	8,345	246	7,289	234	5,744	169
Collectively evaluated	372,939	2,813	353,591	2,670	337,984	2,669
Performing loans	121	52	819	35	-	-
Potential problem loans	2,464	131	6,750	255	2,188	330
Impaired loans	16,562	924	12,678	874	15,375	785
Individually evaluated	19,147	1,107	20,247	1,164	17,563	1,115
Unallocated allowance	-	440	-	242	-	136
Totals	$392,086	$ 4,360	$373,838	$ 4,076	$355,547	$ 3,920

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

Years ended December 31,	2012		2011		2010		2009		2008
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential	$ 1,477	52.87%	$ 1,097	52.47%	$ 1,115	50.56%	$ 488	50.91%	$ 689	50.53%
Commercial	1,059	23.45	1,139	23.81	1,152	22.83	1,428	20.65	1,274	19.21
Construction, land &
land development	300	2.71	409	4.75	400	7.39	233	8.61	281	12.88
Home equity credit	457	9.03	382	9.26	361	9.61	397	10.18	73	8.54
Real estate secured	3,293	88.06	3,027	90.30	3,028	90.39	2,546	90.35	2,317	91.16
Commercial & industrial	499	9.94	704	7.85	592	8.29	630	7.97	272	6.99
Consumer	92	1.09	79	1.20	164	1.32	117	1.38	97	1.85
Municipal	36	0.91	24	0.65	-	-	-	-	-	-
General unallocated	440	-	242	-	136	-	180	-	38	-
Total allowance	$ 4,360	100.00	$ 4,076	100.00	$ 3,920	100.00	$ 3,473	100.00	$ 2,724	100.00

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2012.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2012.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Trust and wealth advisory	$ 2,945	$ 2,548	$ 2,102	$ 397	15.6%	$ 446	21.2%
Service charges and fees	2,189	2,090	2,006	99	4.7	84	4.2
Gains on sales of mortgage loans, net	1,596	687	816	909	132.3	(129)	(15.8)
Mortgage servicing, net	(21)	65	97	(86)	(132.3)	(32)	(33.0)
Gains on securities, net	279	11	16	268	2,436.4	(5)	(31.3)
Bank-owned life insurance	258	183	169	75	41.0	14	8.3
Other	68	72	101	(4)	(5.6)	(29)	(28.7)
Total non-interest income	$ 7,314	$ 5,656	$ 5,307	$ 1,658	29.3%	$ 349	6.6%

Non-interest income increased $1.7 million, or 29.3%, in 2012 versus 2011. Trust and Wealth Advisory revenues increased $397,000 due to growth in managed assets, higher asset valuations and increased estate fee income. Service charges and fees increased $99,000. Gains on sales of mortgage loans increased $909,000 due to significantly higher loan volume and higher pricing. Mortgage loans sales totaled $60.2 million in 2012 versus $30.9 million in 2011. Income from mortgage loan servicing of mortgage loans decreased $86,000 due primarily to increased mortgage servicing rights amortization expense and lower credit enhancement fees, both attributable to increased loan refinancing activity, offset in part by higher servicing fees. Loans serviced under the FHLBB MPF program totaled $145.9 million and $114.8 million at December 31, 2012 and 2011, respectively. Gains on securities in 2012 resulted from the sale of a treasury bond. BOLI cash surrender value increased $75,000.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Salaries	$ 7,149	$ 6,970	$ 6,816	$ 179	2.6%	$ 154	2.3%
Employee benefits	2,912	2,493	2,253	419	16.8	240	10.7
Premises and equipment	2,408	2,330	2,099	78	3.3	231	11.0
Data processing	1,569	1,410	1,452	159	11.3	(42)	(2.9)
Professional fees	1,212	1,099	1,364	113	10.3	(265)	(19.4)
Collections and OREO	709	590	191	119	20.2	399	208.9
Litigation settlement	400	-	-	400	100.0	-	-
FDIC insurance	486	596	735	(110)	(18.5)	(139)	(18.9)
Marketing and community contributions	356	343	319	13	3.8	24	7.5
Printing and stationery	230	215	276	15	7.0	(61)	(22.1)
Amortization of intangible assets	222	222	222	-	-	-	-
FHLBB advance prepayment fee	450	-	-	450	100.0	-	-
Other	1,451	1,371	1,386	80	5.8	(15)	(1.1)
Non-interest expense	$ 19,554	$17,639	$ 17,113	$1,915	10.9%	$ 526	3.1%

Non-interest expense increased $1.9 million, or 10.9%, in 2012 versus 2011. Salaries increased $179,000 due to changes in staffing levels and mix, and merit increases. Employee benefits increased $419,000 due to increased pension plan expense, up $406,000, that included a curtailment charge of $342,000 for lump sum benefit payments, and higher payroll taxes, while benefit costs remained relatively unchanged. Premises and equipment increased $78,000 due primarily to higher equipment and software maintenance and depreciation, offset in part by lower facilities maintenance and utilities, and the inclusion in 2011 of an expense related to the disposal of assets related to the reorganization of several Bank departments to gain efficiencies. Data processing increased $159,000 mostly due to increased ATM/debit card network processing fees, of $123,000 due to increased transactions volume and to vendor rebates in 2011. Professional fees increased $113,000 primarily due to increased audit and compliance and trust client related investment management services. Collections and OREO expenses increased $119,000 due to increased borrower real estate tax delinquencies, collection related legal fees and OREO carrying costs, offset in part by lower OREO write-downs, which were $123,000 and $231,000, respectively, for 2012 and 2011. The 2012 litigation settlement of $400,000 has enabled Salisbury to proceed with a foreclosure action against a non-performing loan. FDIC insurance decreased $110,000 as a result of the change in the assessment method in mid-2011. The 2012 FHLBB advance prepayment fee of $450,000 resulted from the early prepayment of a $10 million advance due 12/16/2013 with a 4.88% coupon. All other operating expenses increased $108,000.

Income Taxes

The effective income tax rates for 2012 and 2011 were 19.49% and 18.80%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds and bank-owned life insurance. For further information on income taxes, see Note 11 of Notes to Consolidated Financial Statements.

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

Comparison of the Years Ended December 31, 2011 and 2010

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $1.3 million in 2011 over 2010. The net interest margin increased 14 basis points to 3.51% from 3.37%, due to a 46 basis points decline in the average cost of interest-bearing liabilities, offset in part by a 26 basis point decline in the average yield on interest-earning assets. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The table above under “Net Interest and Dividend Income” sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

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

Interest Expense

Interest expense decreased $1.9 million, or 25.9%, to $5.6 million in 2011 as a result of decreases in deposit rates and maturities of FHLBB advances, offset in part by higher average interest bearing deposits. Interest on interest bearing deposit accounts decreased $1,200,000, or 27.5%, in 2011, as a result a 39 basis point decline in average rate, to 0.83%, offset in part by a $23.7 million, or 6.6%, increase in average interest bearing deposits. The decline in average rate was due to the decline in interest rates and changes in product mix, as the proportion represented by time deposits decreased to 29.15% from 38.34%, while non-maturity deposits increased to 70.85% from 61.66%. Interest on retail repurchase agreements decreased $27,000, or 30.0%, as a result of a 21 basis point decline in average rate, to 0.50%, while the average balance was substantially unchanged. Interest expense on FHLBB advances decreased $712,000, or 23.4%, due to a $17.8 million, or 23.7%, decrease in average advances as a result of scheduled maturities, while the average borrowing rate was substantially unchanged.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,440,000 for 2011, compared with $1 million for 2010. Net loan charge-offs were $1,284,000 and $553,000, for the respective years. The increased provision for loan losses was necessitated by the increased net charge-offs of non-performing loans. Reserve coverage at December 31, 2011, as measured by the ratio of allowance for loan losses to gross loans of 1.09%, was substantially unchanged as compared with 1.10% at December 31, 2010. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $2.0 million to $8.1 million, or 2.16% of gross loans receivable, at December 31, 2011, down from 2.84% at December 31, 2010, while accruing loans past due 30-89 days increased $0.6 million to $2.5 million, or 0.66% of gross loans receivable at December 31, 2011.

Non-Interest Income

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

FINANCIAL CONDITION

Overview

During 2012, Salisbury’s assets decreased by $8.5 million to $600.8 million at December 31, 2012, as a result of FHLBB advance repayments, which caused a decline in those advances of $22.6 million, or 41.4%, to $32.0 million. Net loans receivable grew $18.0 million, or 4.85%, to $388.8 million. Deposits and repurchase agreements grew by $9.5 million, or 2.0%, to $493.0 million at December 31, 2012. At December 31, 2012, Salisbury’s tangible book value per common share was $26.85 and Tier 1 leverage and total risk-based capital ratios were 9.87% and 16.63%, respectively. Both Salisbury and the Bank are categorized as "well capitalized".

Securities and Short Term Funds

During 2012, securities decreased $29.8 million to $132.0 million, while short-term funds (interest-bearing deposits with other banks) remained elevated at $34.0 million, up $2.0 million, as Salisbury maintained a large liquidity position in response to historically low interest rates and a higher level of volatile deposits. The carrying values of securities are as follows:

Years ended December 31, (dollars in thousands)	2012	2011	2010
Available-for-Sale
U.S. Treasury bills	$ 2,733	$ 5,528	$ 5,196
U.S. Government agency notes	7,726	14,924	41,878
Municipal bonds	47,365	50,796	46,099
Mortgage backed securities	48,729	58,300	19,736
Collateralized mortgage obligations	16,704	21,320	28,428
SBA pools	2,863	3,706	4,901
Other	167	1,220	1,184
Held-to-Maturity
Mortgage backed security	-	50	56
Non-Marketable
FHLBB stock	5,747	6,032	6,032
Total Securities	$ 132,034	$ 161,876	$ 153,510

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at December 31, 2012.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2012. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis. The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2012	$ 4,446	$ 3,748	$ 3,817
December 31, 2011	5,158	4,385	4,144
December 31, 2010	5,846	4,768	4,378

Accumulated other comprehensive gain at December 31, 2012 included net unrealized holding gains, net of tax, of $2.9 million, a gain of $1.6 million over December 31, 2011.

Loans

During 2012, net loans receivable increased $18.0 million, or 4.85%, to $388.8 million at December 31, 2012, compared with loan growth of $18.3 million, or 5.2% in 2011.

Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2012, Salisbury originated $44.1 million of residential mortgage loans and $6.8 million of home equity loans for the portfolio, compared with $43.7 million and $5.6 million, respectively, in 2011. During 2012, total residential mortgage and home equity loans receivable grew by $8.2 million to $239.0 million at December 31, 2012, and represent 61% of loans receivable, substantially unchanged from 2011. During 2012, Salisbury’s residential mortgage lending department also originated and sold $60.2 million of residential mortgage loans, compared with $40.9 million during 2011. All loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounting to $4.2 million at December 31, 2012, and representing 1.1% of loans receivable, remained substantially unchanged from 2011.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities, and provides short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the SBA and USDA Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $46.4 million of commercial loans during 2012. During 2012, total commercial real estate, commercial and industrial and municipal loans increased $13.9 million to $134.7 million at December 31, 2012, and represent 34% of loans receivable, up slightly from 32% at December 31, 2011.

The principal categories of loans receivable and loans held-for-sale are as follows:

Years ended December 31, (in thousands)	2012	2011	2010	2009	2008¹
Residential 1-4 family	$ 198,552	$ 187,676	$ 173,932	$ 165,249	$ 148,749
Residential 5+ multifamily	3,889	3,187	2,889	2,643	2,691
Construction of residential 1-4 family	2,379	5,305	8,948	2,817	6,926
Home equity credit	34,162	34,621	34,164	33,569	25,608
Residential real estate	238,982	230,789	219,933	204,278	183,974
Commercial	87,382	81,958	75,495	68,085	57,810
Construction of commercial	5,823	7,069	7,312	8,706	-
Commercial real estate	93,205	89,027	82,807	76,791	57,810
Farm land	4,320	4,925	5,690	5,577	5,297
Vacant land	9,926	12,828	12,979	11,656	-
Construction, land development and vacant land	-	-	-	-	26,106
Real estate secured	346,433	337,569	321,409	298,302	273,187
Commercial and industrial	38,094	29,358	25,123	24,014	19,597
Municipal	3,378	2,415	4,338	2,284	1,363
Consumer	4,181	4,496	4,677	5,544	5,551
Loans receivable, gross	392,086	373,838	355,547	330,144	299,698
Deferred loan origination costs, net	1,032	1,004	822	586	393
Allowance for loan losses	(4,360)	(4,076)	(3,920)	(3,473)	(2,724)
Loans receivable, net	$ 388,758	$ 370,766	$ 352,449	$ 327,257	$ 297,367
Loans held-for-sale
Residential 1-4 family	$ 1,879	$ 948	$ 1,184	$ 665	$ 2,314

¹ Loans for construction of commercial real estate and vacant land are included in loans for construction, land development and vacant land.

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2012 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Residential	$ 36,600	$ 94,060	$ 74,160	$ 204,820
Home equity credit	8,019	17,337	8,806	34,162
Commercial	13,870	40,105	33,407	87,382
Commercial construction	846	3,259	1,718	5,823
Land	1,777	7,275	5,194	14,246
Real estate secured	61,112	162,036	123,285	346,433
Commercial and industrial	8,755	15,870	13,469	38,094
Municipal	1,449	1,050	879	3,378
Consumer	1,497	2,069	615	4,181
Loans receivable, gross	$ 72,813	$ 181,025	$ 138,248	$ 392,086
The composition of loans receivable due after one year with fixed and variable or adjustable interest rates is as follows:
December 31, 2012 (in thousands)	Fixed interest rates	Adjustable interest rates
Residential	$ 65,728	$ 102,492
Home equity credit	442	25,701
Commercial	12,036	61,476
Commercial construction	740	4,237
Land	4,141	8,328
Real estate secured	83,087	202,234
Commercial and industrial	8,181	21,158
Municipal	1,572	357
Consumer	2,216	468
Loans receivable, gross	$ 95,056	$ 224,217

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During 2012 total impaired and potential problem loans remained elevated and increased slightly, by $0.6 million to $27.3 million, or 7.0% of gross loans receivable at December 31, 2012, from $26.7 million, or 7.1% of gross loans receivable at December 31, 2011.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

Years ended December 31, (in thousands)	2012	2011
Pass	$ 327,928	$ 314,551
Special mention	36,785	32,570
Performing loans	364,713	347,121
Substandard	10,810	14,039
Doubtful	-	-
Potential problem loans	10,810	14,039
Pass
Troubled debt restructured loans, accruing	1,318	1,379
Special mention
Troubled debt restructured loans, accruing	1,568	1,413
Substandard
Troubled debt restructured loans, accruing	3,818	1,810
Troubled debt restructured loans, non-accrual	2,181	1,753
All other non-accrual loans	7,579	6,323
Doubtful
Troubled debt restructured loans, non-accrual	99	-
Impaired loans	16,562	12,678
Loans receivable, gross	$ 392,086	$ 373,838

Changes in impaired and potential problem loans are as follows:

Years ended December 31, (in thousands)	2012				2011
	Impaired loans		Potential problem loans	Total	Impaired loans		Potential problem loans	Total
	Non-accrual	Accruing			Non-accrual	Accruing
Loans placed on non-accrual status	$ 5,201	$ (103)	$ (1,415)	$ 3,683	$ 3,339	$ (264)	$ (2,182)	$ 893
Loan risk rating downgrades to substandard	-	-	1,680	1,680	-	-	11,255	11,255
Loan risk rating upgrades from substandard	-	-	(1,259)	(1,259)	-	-	(2,372)	(2,372)
Loan repayments	(1,623)	(706)	(405)	(2,734)	(975)	(18)	(594)	(1,587)
Loan charge-offs	(783)	-	-	(783)	(1,276)	(30)	-	(1,306)
Loans classified as troubled debt restructuring	35	2,910	(1,830)	1,115	-	(417)	-	(417)
Real estate acquired in settlement of loans	(1,047)	-	-	(1,047)	(3,057)	-	-	(3,057)
Increase (decrease) in loans	$ 1,783	$ 2,101	$ (3,229)	$ 655	$(1,969)	$ (729)	$ 6,107	$ 3,409

Credit risk remained elevated during 2012, as reflected in the slight increase in total impaired and potential problem loans, up $0.7 million in 2012. Loans placed on non-accrual status, due to deteriorated payment and financial performance, increased to $5.2 million in 2012 from $3.3 million in 2011. Upgrades in loan risk ratings from substandard declined, falling to $1.3 million in 2012 from $2.4 million in 2011. Real estate acquired in settlement of loans also declined, to $1.0 million in 2012 from $3.1 million in 2011. Downgrades in loan risk ratings to substandard declined, falling to $1.7 million in 2012 from $11.3 million in 2011. Loan repayments increased to $2.7 million in 2012 from $1.6 million in 2011. Loan charge-offs, primarily due to collateral deficiencies, remained elevated, though it declined to $783,000 in 2012 from $1.3 million in 2011.

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

Impaired Loans

Impaired loans increased $3.9 million during 2012 to $16.6 million, or 4.22% of gross loans receivable at December 31, 2012, from $12.7 million, or 3.39% of gross loans receivable at December 31, 2011. The components of impaired loans are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Troubled debt restructurings, accruing	$ 6,703	$ 4,602	$ 5,330
Troubled debt restructurings, non-accrual	2,280	1,753	4,254
All other non-accrual loans	7,579	6,323	5,791
Impaired loans	$ 16,562	$ 12,678	$ 15,375

Non-Performing Assets

Non-performing assets remained substantially unchanged at December 31, 2012 at $10.1 million, or 1.68% of assets, as compared with December 31, 2011, after peaking at $15.1 million, or 2.55% of total assets, at June 30, 2011. The components of non-performing assets are as follows:

Years ended December 31, (in thousands)	2012	2011	2010	2009	2008
Commercial	$ 2,235	$ 2,337	$ 2,923	$ 2,226	$ 4,198
Vacant land	3,995	3,658	4,018	3,535	-
Residential 1-4 family	3,024	1,240	2,534	765	494
Home equity credit	442	173	362	367	75
Real estate secured	9,696	7,408	9,837	6,893	4,767
Commercial and industrial	164	668	208	546	308
Non-accrual loans	9,860	8,076	10,045	7,439	5,075
Accruing loans past due 90 days and over	-	-	96	6	100
Non-performing loans	9,860	8,076	10,141	7,445	5,175
Real estate acquired in settlement of loans, net	244	2,744	610	275	205
Non-performing assets	$ 10,104	$ 10,820	$ 10,751	$ 7,720	$ 5,380

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Income in accordance with original terms	$ 301	$ 811	$ 524
Income recognized	195	111	189
Reduction in interest income	$ 106	$ 700	$ 335

The past due status of non-performing loans is as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Current	$ 1,798	$ 734	$ 2,931
Past due 1-29 days	75	138	219
Past due 30-59 days	701	134	541
Past due 60-89 days	445	-	1,050
Past due 90-179 days	1,983	1,095	683
Past due 180 days and over	4,858	5,975	4,717
Total non-performing loans	$ 9,860	$ 8,076	$ 10,141

At December 31, 2012, 18.23% of non-accrual loans were current with respect to loan payments, compared with 9.09% at December 31, 2011. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 3 of Part I, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $2.6 million in 2012 to $9.0 million, or 2.29% of gross loans receivable, from $6.4 million, or 1.70% of gross loans receivable at December 31, 2011. The components of troubled debt restructured loans are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Residential 1-4 family	$ 3,097	$ 2,163	$ 3,377
Commercial	2,774	1,970	1,677
Real estate secured	5,871	4,133	5,054
Commercial and industrial	832	469	276
Accruing troubled debt restructured loans	6,703	4,602	5,330
Residential 1-4 family	1,041	52	552
Commercial	1,159	1,132	2,923
Vacant land	-	461	621
Real estate secured	2,200	1,645	4,096
Commercial and Industrial	80	108	158
Non-accrual troubled debt restructured loans	2,280	1,753	4,254
Troubled debt restructured loans	$ 8,983	$ 6,355	$ 9,584

The past due status of troubled debt restructured loans is as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Current	$ 5,353	$ 3,375	$ 4,798
Past due 1-29 days	445	1,072	375
Past due 30-59 days	905	155	157
Accruing troubled debt restructured loans	6,703	4,602	5,330
Current	1,333	251	2,585
Past due 1-29 days	-	-	169
Past due 30-59 days	301	98	378
Past due 60-89 days	194	-	-
Past due 90-179 days	-	493	346
Past due 180 days and over	452	911	776
Non-accrual troubled debt restructured loans	2,280	1,753	4,254
Total troubled debt restructured loans	$ 8,983	$ 6,355	$ 9,584

At December 31, 2012, 74.43% of troubled debt restructured loans were current with respect to loan payments, as compared with 57.06% at December 31, 2011.

Past Due Loans

Loans past due 30 days or more increased $4.0 during 2012 to $13.6 million, or 3.47% of gross loans receivable at December 31, 2012, compared with $9.7 million, or 2.59% of gross loans receivable at December 31, 2011. The components of loans past due 30 days or greater are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Past due 30-59 days	$ 4,309	$ 1,999	$ 1,188
Past due 60-89 days	1,317	461	730
Past due 90-179 days	-	-	96
Accruing loans	5,626	2,460	2,014
Past due 30-59 days	701	134	541
Past due 60-89 days	445	-	1,050
Past due 90-179 days	1,983	1,095	587
Past due 180 days and over	4,859	5,975	4,716
Non-accrual loans	7,988	7,204	6,894
Total loans past due 30 days and over	$ 13,614	$ 9,664	$ 8,908

Potential Problem Loans

Potential problem loans decreased $3.2 million during 2012 to $10.8 million, or 2.76% of gross loans receivable at December 31, 2012, compared with $14.0 million, or 3.76% of gross loans receivable at December 31, 2011. The components of potential problem loans are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Residential 1-4 family	$ 3,108	$ 3,367	$ 2,483
Residential 5+ multifamily	-	-	89
Construction of residential 1-4 family	-	-	75
Home equity credit	892	1,154	817
Residential real estate	4,000	4,521	3,464
Commercial	4,624	7,391	2,327
Construction of commercial	450	450	47
Commercial real estate	5,074	7,841	2,374
Farm land	1,180	830	881
Vacant land	183	249	249
Real estate secured	10,437	13,441	6,968
Commercial and Industrial	345	534	897
Consumer	28	64	67
Other classified loans receivable	$ 10,810	$ 14,039	$ 7,932

The past due status of potential problem loans is as follows:

Years ended December 31, (in thousands)	2012	2011
Current	$ 7,992	$ 10,771
Past due 1-29 days	452	2,837
Past due 30-59 days	2,065	385
Past due 60-89 days	301	46
Past due 90-179 days	-	-
Total potential problem loans	$ 10,810	$ 14,039

At December 31, 2012, 73.93% of potential problem loans were current with respect to loan payments, as compared with 76.73% at December 31, 2011.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $19.9 million, or 4.22%, during 2012 to $482.0 million at December 31, 2012, compared with $471.3 million at December 31, 2011. Retail repurchase agreements decreased $10.4 million during 2012 to $1.8 million at December 31, 2012, compared with $12.1 million at December 31, 2011. Included in deposits at December 31, 2012 is a single relationship totaling $43.1 million, or 8.77%.

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

December 31, 2012 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit over $100,000	$ 6,094	$ 4,416	$ 9,166	$ 15,458	$ 35,134

FHLBB advances decreased $22.6 million during 2012 to $32.0 million at December 31, 2012, compared with $54.6 million at December 31, 2011. The decrease in advances included a $10 million prepayment along with other scheduled maturities and principal payments. On December 31, 2012, Salisbury prepaid a $10 million advance with a 4.88% coupon and scheduled maturity date of December 16, 2013, to lower future borrowing expense.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2012 include operating leases, contractual purchases and certain pension and other benefit plans. For further discussion regarding operating leases see Note 17 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2012. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2012 (in thousands) By Remaining Maturity	Within 1 year	Within 1-3 years	Within 4-5 years	After 5 years	Total
Residential	$ 450	$ 100	$ 20	$ 490	$ 1,060
Home equity credit	2	59	1,148	28,780	29,989
Commercial	3	199	1,568	509	2,279
Land	300	-	-	-	300
Real estate secured	755	358	2,736	29,779	33,628
Commercial and industrial	2,454	32	768	12,187	15,441
Consumer	-	-	25	1,324	1,349
Unadvanced portions of loans	3,209	390	3,529	43,290	50,418
Commitments to originate loans	17,727	-	-	-	17,727
Standby letters of credit	34	-	-	-	34
Total	$ 20,970	$ 390	$ 3,529	$ 43,290	$ 68,179

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At December 31, 2012, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 30.55%, down slightly from 33.70% at December 31, 2011. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2012 provided net cash of $7.1 million. Investing activities provided net cash of $14.8 million, principally from calls, sales and maturities of securities of $37.8 million, offset in part by net loan advances and sales of OREO of $16.7 million, and securities purchases of $6.3 million. Financing activities utilized net cash of $15.2 million, principally, from repayment and maturities of FHLBB advances of $22.6 million and cash dividend payments, on common and preferred stock, of $2.1 million, offset in part by a net deposit and repurchase agreement growth of $9.5 million.

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

CAPITAL RESOURCES

Shareholders’ Equity

Book value and tangible book value per common share increased $3.02 and $3.16, respectively, in 2012 to $33.14 and $26.85, respectively, at December 31, 2012, compared with $30.12 and $23.69, respectively, at December 31, 2011.

Shareholders’ equity increased $5.1 million in 2012 to $72.0 million at December 31, 2012. Contributing to the increase in shareholders’ equity for 2012 was net income of $4.1 million, other comprehensive gain of $3.1 million and common stock issuance of $24,000, less common and preferred stock dividends of $1.9 million and $216,000, respectively. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $1.5 million and a pension plan gain, net of tax, of $1.6 million. The increase in unrealized gains on securities available-for-sale resulted from the decline in market interest rates in 2012. Effective December 31, 2012 Salisbury curtailed its defined pension plan, resulting in a decrease in its pension liability recognized in other comprehensive income, net of tax, of $1.6 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ended September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend period ended December 31, 2012, was 1.00%. For the eleventh quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On December 21, 2012, Salisbury declared a Series B Preferred Stock dividend of $40,000, payable on January 2, 2013. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Simultaneously with the receipt of the SBLF capital in 2011, Salisbury repurchased for $8.8 million all of its Series A Preferred Stock sold to the Treasury in 2009 under the CPP, a part of TARP, and made a payment for accrued dividends. The transaction resulted in net capital proceeds to Salisbury of $7.2 million, of which Salisbury invested $6.5 million, or 90%, in the Bank as Tier 1 Capital.

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

	Well	December 31, 2012		December 31, 2011
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.63%	13.77%	15.97%	13.16%
Tier 1 Capital (to risk-weighted assets)	6.00	15.46	12.62	14.88	12.08
Tier 1 Capital (to average assets)	5.00	9.87	8.15	9.45	7.77

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

Dividends

During 2012 and 2011, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $1,892,000 and $1,891,000, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 22, 2013 to shareholders of record on February 8, 2013. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

During 2012 Salisbury declared Preferred Stock Series B dividends of $216,000 to the Treasury.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2012 analysis, three of the simulations incorporate management’s growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2012 ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 260 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 85 basis points for the 10-year Treasury; and (4) two step shock rising interest rates – ranging from 400 basis points for short term rates (200 basis points each year) to 330 basis points for the 10-year Treasury (180 basis points for year one and 150 basis points for year two). Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2012 net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2012.

December 31, 2012 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(9.91)%	(5.13)%
Immediately falling interest rates (management’s growth assumptions)	(0.45)	(2.56)
Two step shock rising interest rates (management’s growth assumptions)	(5.90)	(12.85)

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

December 31, 2012 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$ (96)	$ (189)
U.S. Government agency notes	(109)	(262)
Municipal bonds	(1,319)	(3,266)
Mortgage backed securities	(1,125)	(2,880)
Collateralized mortgage obligations	(469)	(952)
SBA pools	(9)	(17)
Total available-for-sale debt securities	$ (3,127)	$ (7,566)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets	39
Consolidated Statements of Income	40
Consolidated Statements of Comprehensive Income	41
Consolidated Statements of Changes in Shareholders’ Equity	41
Consolidated Statements of Cash Flows	42-43
Notes to Consolidated Financial Statements	44-75

To the Board of Directors

Salisbury Bancorp, Inc.

Lakeville, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

 SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

February 27, 2013

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

Years ended December 31, (dollars in thousands, except par value)	2012	2011
ASSETS
Cash and due from banks	$ 9,545	$ 4,829
Interest bearing demand deposits with other banks	34,029	32,057
Total cash and cash equivalents	43,574	36,886
Securities
Available-for-sale at fair value	126,287	155,794
Held-to-maturity at amortized cost (fair value: $ - and $52)	-	50
Federal Home Loan Bank of Boston stock at cost	5,747	6,032
Loans held-for-sale	1,879	948
Loans receivable, net (allowance for loan losses: $4,360 and $4,076)	388,758	370,766
Other real estate owned	244	2,744
Bank premises and equipment, net	11,520	12,023
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,745 and $1,523)	798	1,020
Accrued interest receivable	1,818	2,126
Cash surrender value of life insurance policies	7,295	7,037
Deferred taxes	-	829
Other assets	3,064	3,200
Total Assets	$ 600,813	$ 609,284
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$ 98,850	$ 82,202
Demand (interest bearing)	65,991	66,332
Money market	128,501	124,566
Savings and other	103,985	94,503
Certificates of deposit	93,888	103,703
Total deposits	491,215	471,306
Repurchase agreements	1,784	12,148
Federal Home Loan Bank of Boston advances	31,980	54,615
Deferred taxes	590	-
Accrued interest and other liabilities	3,247	4,353
Total Liabilities	528,816	542,422
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,689,691 and 1,688,731	169	169
Paid-in capital	13,158	13,134
Retained earnings	40,233	38,264
Accumulated other comprehensive income (loss), net	2,437	(705)
Total Shareholders' Equity	71,997	66,862
Total Liabilities and Shareholders' Equity	$ 600,813	$ 609,284

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2012	2011	2010
Interest and dividend income
Interest and fees on loans	$ 18,054	$ 18,666	$ 18,483
Interest on debt securities
Taxable	2,454	3,041	3,770
Tax exempt	2,030	2,210	2,231
Other interest and dividends	120	127	172
Total interest and dividend income	22,658	24,044	24,656
Interest expense
Deposits	2,414	3,165	4,364
Repurchase agreements	23	63	90
Federal Home Loan Bank of Boston advances	1,845	2,331	3,043
Total interest expense	4,282	5,559	7,497
Net interest and dividend income	18,376	18,485	17,159
Provision for loan losses	1,070	1,440	1,000
Net interest and dividend income after provision for loan losses	17,306	17,045	16,159
Non-interest income
Gains on securities, net	279	11	16
Trust and wealth advisory	2,945	2,548	2,102
Service charges and fees	2,189	2,090	2,006
Gains on sales of mortgage loans, net	1,596	687	816
Mortgage servicing, net	(21)	65	97
Other	326	255	270
Total non-interest income	7,314	5,656	5,307
Non-interest expense
Salaries	7,149	6,970	6,816
Employee benefits	2,912	2,493	2,253
Premises and equipment	2,408	2,330	2,099
Data processing	1,569	1,410	1,452
Professional fees	1,212	1,099	1,364
Collections and OREO	709	590	191
Litigation settlement	400	-	-
FDIC insurance	486	596	735
Marketing and community support	356	343	319
Amortization of intangibles	222	222	222
FHLBB advance prepayment fee	450	-	-
Other	1,681	1,586	1,662
Total non-interest expense	19,554	17,639	17,113
Income before income taxes	5,066	5,062	4,353
Income tax provision	989	950	693
Net income	$ 4,077	$ 4,112	$ 3,660
Net income available to common shareholders	$ 3,861	$ 3,588	$ 3,198

Basic and diluted earnings per common share	$ 2.28	$ 2.12	$ 1.90
Common dividends per share	1.12	1.12	1.12

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Twelve months ended
Periods ended December 31, (in thousands)	2012	2011	2010
Net income	$ 4,077	$ 4,112	$ 3,660
Other comprehensive income
Net unrealized gains on securities available-for-sale	2,632	5,973	1,908
Reclassification of net realized gains in net income	(279)	(11)	(16)
Unrealized gains on securities available-for-sale	2,353	5,962	1,892
Income tax expense	(800)	(2,027)	(643)
Unrealized gains on securities available-for-sale, net of tax	1,553	3,935	1,249
Pension plan income (loss)	2,407	(1,319)	91
Income tax (expense) benefit	(818)	448	(31)
Pension plan income (loss), net of tax	1,589	(871)	60
Other comprehensive income, net of tax	3,142	3,064	1,309
Comprehensive income	$ 7,219	$ 7,176	$ 4,969

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)	Common Stock		Preferred Stock	Warrants	Paid-in capital	Retained earnings	Accumulated other comp- rehensive income (loss)	Total share-holders' equity
	Shares	Amount
Balances at December 31, 2009	1,686,701	168	8,717	112	13,177	35,259	(5,078)	52,355
Net income for year	-	-	-	-	-	3,660	-	3,660
Other comprehensive income, net of tax	-	-	-	-	-	-	1,309	1,309
Amortization (accretion) of preferred stock	-	-	21	-	-	(21)	-	-
Common stock dividends declared	-	-	-	-	-	(1,890)	-	(1,890)
Preferred stock dividends paid	-	-	-	-	-	(441)	-	(441)
Issuance of common stock for
directors fees	960	-	-	-	23	-	-	23
Balances at December 31, 2010	1,687,661	168	8,738	112	13,200	36,567	(3,769)	55,016
Net income for year	-	-	-	-	-	4,112	-	4,112
Other comprehensive income, net of tax	-	-	-	-	-	-	3,064	3,064
Amortization (accretion) of preferred stock	-	-	78	-	-	(78)	-	-
Issuance of Series B preferred stock	-	-	16,000	-	-	-	-	16,000
Redemption of Series A preferred stock	-	-	(8,816)	-	-	-	-	(8,816)
Repurchase of Common Stock Warrants	-	-	-	(112)	(93)	-	-	(205)
Common stock dividends declared	-	-	-	-	-	(1,891)	-	(1,891)
Preferred stock dividends declared	-	-	-	-	-	(446)	-	(446)
Issuance of common stock for director fees	1,070	1	-	-	27	-	-	28
Balances at December 31, 2011	1,688,731	$ 169	$ 16,000	$ -	$13,134	$ 38,264	$ (705)	$66,862
Net income for year	-	-	-	-	-	4,077	-	4,077
Other comprehensive income, net of tax	-	-	-	-	-	-	3,142	3,142
Common stock dividends declared	-	-	-	-	-	(1,892)	-	(1,892)
Preferred stock dividends declared	-	-	-	-	-	(216)	-	(216)
Issuance of common stock for director fees	960	-	-	-	24	-	-	24
Balances at December 31, 2012	1,689,691	$ 169	$ 16,000	$ -	$13,158	$ 40,233	$ 2,437	$71,997

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2012	2011	2010
Operating Activities
Net income	$ 4,077	$ 4,112	$ 3,660
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	611	369	483
Bank premises and equipment	883	850	787
Core deposit intangible	222	222	222
Mortgage servicing rights	379	240	197
Fair value adjustment on loans	33	42	42
(Gains) and losses
Sales and calls of securities available-for-sale, net	(279)	(11)	(16)
Other real estate owned	123	231	15
Loss on sale/disposals of premises and equipment	-	-	6
Provision for loan losses	1,070	1,440	1,000
(Increase) decrease in loans held-for-sale	(931)	236	(519)
Increase in deferred loan origination fees and costs, net	(28)	(182)	(236)
Mortgage servicing rights originated	(682)	(329)	(453)
Increase (decrease) in mortgage servicing rights impairment reserve	16	12	(20)
Decrease in interest receivable	308	6	45
Deferred tax (benefit) expense	(199)	130	71
Decrease in prepaid expenses	207	576	757
Increase in cash surrender value of life insurance policies	(258)	(183)	(169)
Decrease (increase) in income tax receivable	242	147	(824)
(Increase) decrease in other assets	(26)	41	149
Increase (decrease) in accrued expenses	927	(442)	270
Decrease in interest payable	(75)	(164)	(88)
Increase (decrease) in other liabilities	473	(587)	62
Issuance of shares for directors’ fees	24	28	23
Net cash provided by operating activities	7,117	6,784	5,464
Investing Activities
Proceeds from maturities of interest-bearing time deposits with other banks	-	5,000	-
Redemption of Federal Home Loan Bank of Boston stock	285	-	-
Purchases of securities available-for-sale	(6,288)	(45,831)	(52,932)
Proceeds from sales of securities available-for-sale	2,771	-	-
Proceeds from calls of securities available-for-sale	12,625	27,565	24,745
Proceeds from maturities of securities available-for-sale	22,420	15,498	27,221
Proceeds from maturities of securities held-to-maturity	50	6	6
Loan originations and principal collections, net	(18,888)	(22,556)	(26,443)
Recoveries of loans previously charged-off	100	82	29
Proceeds from sales of other real estate owned	2,098	492	66
Purchase of life insurance policies	-	(3,000)	-
Proceeds from sales/disposals of premises and equipment	-	200	382
Capital expenditures	(380)	(821)	(2,906)
Proceeds from sales of investment in real estate	-	75	-
Net cash provided (utilized) by investing activities	14,793	(23,290)	(29,832)

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2012	2011	2010
Financing Activities
Increase in deposit transaction accounts, net	29,724	62,367	40,572
Decrease in time deposits, net	(9,815)	(21,350)	(28,486)
(Decrease) increase in securities sold under agreements to repurchase, net	(10,364)	(1,042)	1,775
Principal payments on Federal Home Loan Bank of Boston advances	(22,635)	(18,197)	(3,552)
Proceeds from issuance of Series B preferred stock	-	16,000	-
Redemption of Series A preferred stock	-	(8,816)	-
Redemption of common stock warrants	-	(205)	-
Common stock dividends paid	(1,892)	(1,891)	(1,890)
Series A and Series B preferred stock dividends paid	(240)	(382)	(441)
Net cash (utilized) provided by financing activities	(15,222)	26,484	7,978
Net increase (decrease) in cash and cash equivalents	6,688	9,978	(16,390)
Cash and cash equivalents, beginning of year	36,886	26,908	43,298
Cash and cash equivalents, end of year	$ 43,574	$ 36,886	$ 26,908
Cash paid during year
Interest	$ 4,357	$ 5,723	$ 7,585
Income taxes	946	673	1,446
Non-cash transfers
From loans to other real estate owned	1,047	3,057	610
From other real estate owned to loans	(1,326)	200	194

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

Certain reclassifications have been made to the 2011 and 2010 financial statements to make them consistent with the 2012 presentation.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB continued to declare modest cash dividends through 2012. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2012. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

Loans individually evaluated for impairment

This component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The adoption of ASU 2012-06 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

OREO consists of properties acquired through foreclosure and properties classified as in-substance foreclosures. These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for declines in market value and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in OREO expense.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the acquisition method of accounting. Salisbury’s assets at December 31, 2012, and 2011, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc. and $319,000 arising from the 2007 purchase of a branch office in New York State. See Note 7.

On an annual basis management assesses intangible assets for impairment, and at December 31, 2012 concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Statement of Cash Flows

For the purpose of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and interest-bearing demand deposits with other financial institutions.

Computation of Earnings per Share

Basic earnings per share are computed using the weighted-average common shares outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. See Note 21.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012. The adoption of ASU 2012-06 is not expected to have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2012
Available-for-sale
U.S. Treasury notes	$ 2,496	$ 237	$ -	$ 2,733
U.S. Government Agency notes	7,515	211	-	7,726
Municipal bonds	45,395	2,138	(168)	47,365
Mortgage backed securities
U.S. Government Agencies	47,465	1,284	(20)	48,729
Collateralized mortgage obligations
U.S. Government Agencies	5,131	66	-	5,197
Non-agency	11,081	494	(68)	11,507
SBA bonds	2,781	82	-	2,863
Preferred Stock	20	147	-	167
Total securities available-for-sale	$ 121,884	$ 4,659	$ (256)	$ 126,287
Non-marketable securities
Federal Home Loan Bank of Boston stock	$ 5,747	$ -	$ -	$ 5,747
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2011
Available-for-sale
U.S. Treasury notes	$ 5,000	$ 528	$ -	$ 5,528
U.S. Government Agency notes	14,544	380	-	14,924
Municipal bonds	50,881	1,067	(1,152)	50,796
Mortgage backed securities
U.S. Government Agencies	57,193	1,126	(19)	58,300
Collateralized mortgage obligations
U.S. Government Agencies	7,077	76	-	7,153
Non-agency	14,300	355	(488)	14,167
SBA bonds	3,629	77	-	3,706
Corporate bonds	1,100	4	-	1,104
Preferred Stock	20	96	-	116
Total securities available-for-sale	$ 153,744	$ 3,709	$ (1,659)	$ 155,794
Held-to-maturity
Mortgage backed security	$ 50	$ 2	$ -	$ 52
Non-marketable securities
Federal Home Loan Bank of Boston stock	$ 6,032	$ -	$ -	$ 6,032

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Proceeds	$ 2,771	$ -	$ -
Gains realized	267	-	-
Losses realized	-	-	-
Net gains realized	267	-	-
Income tax provision	91	-	-

The following table summarizes, for all securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, in an unrealized loss position, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2012
Available-for-sale
Municipal Bonds	$ 839	$ 20	$ 2,360	$ 148	$ 3,199	$ 168
Mortgage backed securities	3,021	19	44	1	3,065	20
Collateralized mortgage obligations
Non-agency	612	2	901	17	1,513	19
Total temporarily impaired securities	4,472	41	3,305	166	7,777	207
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	535	6	1,963	43	2,498	49
Total temporarily impaired and other-than-
temporarily impaired securities	$ 5,007	$ 47	$ 5,268	$ 209	$10,275	$ 256
December 31, 2011
Available-for-sale
Municipal Bonds	$ -	$ -	$11,526	$ 1,152	$11,526	$ 1,152
Mortgage backed securities	14,881	18	56	1	14,937	19
Collateralized mortgage obligations
Non-agency	2,129	113	1,074	134	3,203	247
Total temporarily impaired securities	17,010	131	12,656	1,287	29,666	1,418
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	2,585	93	1,559	148	4,144	241
Total temporarily impaired and other-than-
temporarily impaired securities	$19,595	$ 224	$14,215	$ 1,435	$33,810	$ 1,659

Securities amortized cost; fair value and tax equivalent yield by maturity are as follows:

December 31, 2012 (dollars in thousands)		Amortized cost	Fair value	Yield(1)
U.S. Treasury notes	After 1 year but within 5 years	$ 2,496	$ 2,733	3.00%
U.S. Government Agency notes	Within 1 year	5,000	5,010	0.80
	After 15 years	2,515	2,716	5.38
	Total	7,515	7,726	2.33
Municipal bonds	After 5 years but within 10 years	1,414	1,494	6.04
	After 10 years but within 15 years	2,174	2,238	6.52
	After 15 years	41,807	43,633	6.63
	Total	45,395	47,365	6.61
Mortgage backed securities	U.S. Government Agency	47,465	48,729	3.55
Collateralized mortgage obligations	U.S. Government Agency	5,131	5,197	1.29
	Non-agency	11,081	11,507	4.84
SBA bonds		2,781	2,863	2.45
Preferred Stock		20	167	0.00
Securities available-for-sale		$ 121,884	$ 126,287	4.60

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2012.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at December 31, 2012.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. Management expects to recover the entire amortized cost basis of these securities. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at December 31, 2012.

Non-agency CMOs: Salisbury monitors detailed cash flow data and projections for its non-agency CMOs, including at December 31, 2012, to assess whether any of the securities were OTTI. Salisbury uses third party provided cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2012. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Securities for which an OTTI has been recognized are as follows:

Years ended December 31, (in thousands)	2012	2011
Non-Agency CMOs
OTTI losses (unrealized and realized)	$ -	$ -
Less: unrealized OTTI recognized in other comprehensive loss	-	-
Net impairment losses recognized in earnings	$ -	$ -

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Years ended December 31, (in thousands)	2012	2011
Balance, beginning of period	$ 1,128	$ 1,128
Credit component on debt securities in which OTTI was not previously recognized	-	-
Balance, end of period	$ 1,128	$ 1,128

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

Years ended December 31, (in thousands)	2012	2011
Residential 1-4 family	$ 198,552	$ 187,676
Residential 5+ multifamily	3,889	3,187
Construction of residential 1-4 family	2,379	5,305
Home equity credit	34,162	34,621
Residential real estate	238,982	230,789
Commercial	87,382	81,958
Construction of commercial	5,823	7,069
Commercial real estate	93,205	89,027
Farm land	4,320	4,925
Vacant land	9,926	12,828
Real estate secured	346,433	337,569
Commercial and industrial	38,094	29,358
Municipal	3,378	2,415
Consumer	4,181	4,496
Loans receivable, gross	392,086	373,838
Deferred loan origination fees and costs, net	1,032	1,004
Allowance for loan losses	(4,360)	(4,076)
Loans receivable, net	$ 388,758	$ 370,766
Loans held-for-sale
Residential 1-4 family	$ 1,879	$ 948

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

At December 31, 2012 and 2011, Salisbury serviced commercial real estate loans for other banks under loan participation agreements totaling $1,847,000 and $1,915,000, respectively. Salisbury did not purchase or sell any loan participations in 2012.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Residential 1-4 family	$ 180,442	$ 12,473	$ 5,538	$ 99	$ -	$ 198,552
Residential 5+ multifamily	2,872	773	244	-	-	3,889
Construction of residential 1-4 family	1,570	-	809	-	-	2,379
Home equity credit	30,981	1,848	1,333	-	-	34,162
Residential real estate	215,865	15,094	7,924	99	-	238,982
Commercial	64,817	13,299	9,266	-	-	87,382
Construction of commercial	5,055	297	471	-	-	5,823
Commercial real estate	69,872	13,596	9,737	-	-	93,205
Farm land	2,799	341	1,180	-	-	4,320
Vacant land	4,885	863	4,178	-	-	9,926
Real estate secured	293,421	29,894	23,019	99	-	346,433
Commercial and industrial	28,453	8,300	1,341	-	-	38,094
Municipal	3,378	-	-	-	-	3,378
Consumer	3,994	159	28	-	-	4,181
Loans receivable, gross	$ 329,246	$ 38,353	$ 24,388	$ 99	$ -	$ 392,086
December 31, 2011
Residential 1-4 family	$ 168,326	$ 15,517	$ 3,833	$ -	$ -	$ 187,676
Residential 5+ multifamily	2,752	435	-	-	-	3,187
Construction of residential 1-4 family	4,116	415	774	-	-	5,305
Home equity credit	31,843	1,451	1,327	-	-	34,621
Residential real estate	207,037	17,818	5,934	-	-	230,789
Commercial	64,458	6,187	11,313	-	-	81,958
Construction of commercial	6,296	302	471	-	-	7,069
Commercial real estate	70,754	6,489	11,784	-	-	89,027
Farm land	2,327	1,768	830	-	-	4,925
Vacant land	8,039	883	3,906	-	-	12,828
Real estate secured	288,157	26,958	22,454	-	-	337,569
Commercial and industrial	21,104	6,847	1,407	-	-	29,358
Municipal	2,415	-	-	-	-	2,415
Consumer	4,254	178	64	-	-	4,496
Loans receivable, gross	$ 315,930	$ 33,983	$ 23,925	$ -	$ -	$ 373,838

The composition of loans receivable by delinquency status is as follows:

(in thousands)	Current	Past due							Non- accrual
		1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over
December 31, 2012
Residential 1-4 family	$ 190,488	$ 2,545	$3,578	$ 639	$ 1,185	$ 117	$ 5,519	$ -	$ 3,024
Residential 5+ multifamily	3,889	-	-	-	-	-	-	-	-
Residential 1-4 family construction	2,379	-	-	-	-	-	-	-	-
Home equity credit	32,540	890	113	396	-	223	732	-	442
Residential real estate	229,296	3,435	3,691	1,035	1,185	340	6,251	-	3,466
Commercial	83,477	864	1,104	566	58	1,313	3,042	-	2,214
Construction of commercial	5,659	-	164	-	-	-	164	-	21
Commercial real estate	89,136	864	1,268	566	58	1,313	3,206	-	2,235
Farm land	3,898	422	-	-	-	-	-	-	-
Vacant land	5,932	-	-	48	740	3,206	3,994	-	3,994
Real estate secured	328,262	4,721	4,959	1,649	1,983	4,859	13,451	-	9,696
Commercial and industrial	37,618	351	26	99	-	-	126	-	164
Municipal	3,378	-	-	-	-	-	-	-	-
Consumer	4,034	108	25	14	-	-	39	-	-
Loans receivable, gross	$373,292	$5,180	$5,010	$1,762	$1,983	$ 4,859	$ 13,616	$ -	$ 9,860
December 31, 2011
Residential 1-4 family	$ 182,263	$ 3,772	$ 811	$ 121	$ -	$ 709	$ 1,641	$ -	$ 1,240
Residential 5+ multifamily	2,918	-	112	157	-	-	269	-	-
Residential 1-4 family construction	5,305	-	-	-	-	-	-	-	-
Home equity credit	34,124	298	50	-	83	66	199	-	173
Residential real estate	224,610	4,070	973	278	83	775	2,109	-	1,413
Commercial	75,486	3,887	483	180	930	992	2,585	-	2,317
Construction of commercial	6,796	108	145	-	20	-	165	-	20
Commercial real estate	82,282	3,995	628	180	950	992	2,750	-	2,337
Farm land	4,499	46	380	-	-	-	380	-	-
Vacant land	9,047	73	50	-	-	3,658	3,708	-	3,658
Real estate secured	320,438	8,184	2,031	458	1,033	5,425	8,947	-	7,408
Commercial and industrial	28,542	152	51	1	62	550	664	-	668
Municipal	2,415	-	-	-	-	-	-	-	-
Consumer	4,371	72	51	2	-	-	53	-	-
Loans receivable, gross	$355,766	$8,408	$2,133	$ 461	$1,095	$5,975	$ 9,664	$ -	$ 8,076

Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2012, 2011 and 2010 had the loans been current in accordance with their original terms totaled $507,000, $700,000 and $335,000, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	December 31, 2012			December 31, 2011
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	9	$ 2,002	$ 2,002	3	$ 2,010	$ 2,010
Commercial real estate	4	1,871	1,871	2	305	305
Commercial and industrial	4	528	528	2	273	273
Troubled debt restructurings	17	$ 4,401	$ 4,401	7	$ 2,588	$ 2,588
Rate reduction and term extension	3	$ 513	$ 513	2	$ 1,260	$ 1,260
Rate reduction and note bifurcation	-	-	-	2	1,000	1,000
Debt consolidation and term extension	4	2,276	2,276	2	278	278
Rate reduction	3	727	727	-	-	-
Rate reduction interest only	2	625	625	-	-	-
Debt consolidation, rate reduction and term extension, note bifurcation	1	99	99	-	-	-
Refinance	1	80	80	-	-	-
Modification pursuant to bankruptcy	1	34	34	-	-	-
Seasonal interest only concession	1	26	26	-	-	-
Term extension	1	21	21	1	50	50
Troubled debt restructurings	17	$ 4,401	$ 4,401	7	$ 2,588	$ 2,588

Seventeen loans were restructured during 2012, of which one loan, totaling $905,000, was past due 30-59 days and two loans totaling $183,000 were past due 60-89 days at December 31, 2012.

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

Years ended December 31, (in thousands)	2012	2011
Non-accrual loans, excluding troubled debt restructured loans	$ 7,579	$ 6,323
Non-accrual troubled debt restructured loans	2,280	1,753
Accruing troubled debt restructured loans	6,703	4,602
Total impaired loans	$ 16,562	$ 12,678
Commitments to lend additional amounts to impaired borrowers	$ -	$ -

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended (in thousands)	December 31, 2012					December 31, 2011
	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
Residential	$ 1,479	$ 688	$ (233)	$ -	$ 1,934	$ 1,504	$ 329	$ (357)	$ 3	$ 1,479
Commercial	1,139	(52)	(64)	36	1,059	1,132	258	(274)	23	1,139
Land	409	167	(276)	-	300	392	371	(354)	-	409
Real estate	3,027	803	(573)	36	3,293	3,028	958	(985)	26	3,027
Commercial & industrial	704	(21)	(222)	38	499	540	315	(180)	29	704
Municipal	24	12	-	-	36	51	(27)	-	-	24
Consumer	79	78	(91)	26	92	164	89	(201)	27	79
Unallocated	242	198	-	-	440	137	105	-	-	242
Totals	$ 4,076	$ 1,070	$ (886)	$ 100	$ 4,360	$ 3,920	$ 1,440	$ (1,366)	$ 82	$ 4,076
2010						$ 3,473	$ 1,000	$ (582)	$ 29	$ 3,920

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2012
Residential 1-4 family	$ 191,886	$ 743	$ 6,666	$ 652	$ 198,552	$ 1,395
Residential 5+ multifamily	2,913	22	976	50	3,889	72
Construction of residential 1-4 family	2,379	10	-	-	2,379	10
Home equity credit	33,697	365	465	92	34,162	457
Residential real estate	230,875	1,140	8,107	794	238,982	1,934
Commercial	81,635	931	5,747	64	87,382	995
Construction of commercial	5,802	64	21	-	5,823	64
Commercial real estate	87,437	995	5,768	64	93,205	1,059
Farm land	4,320	66	-	-	4,320	66
Vacant land	5,795	70	4,131	164	9,926	234
Real estate secured	328,427	2,271	18,006	1,022	346,433	3,293
Commercial and industrial	37,073	467	1,021	32	38,094	499
Municipal	3,378	36	-	-	3,378	36
Consumer	4,061	39	120	53	4,181	92
Unallocated allowance	-	-	-	-	-	440
Totals	$372,939	$ 2,813	$ 19,147	$ 1,107	$ 392,086	$ 4,360

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2011
Residential 1-4 family	$ 182,695	$ 762	$ 4,981	$ 297	$ 187,676	$ 1,059
Residential 5+ multifamily	2,437	17	750	4	3,187	21
Construction of residential 1-4 family	4,606	17	699	-	5,305	17
Home equity credit	34,333	382	288	-	34,621	382
Residential real estate	224,071	1,178	6,718	301	230,789	1,479
Commercial	74,419	840	7,539	202	81,958	1,042
Construction of commercial	7,049	77	20	20	7,069	97
Commercial real estate	81,468	917	7,559	222	89,027	1,139
Farm land	4,095	35	830	150	4,925	185
Vacant land	9,021	104	3,807	120	12,828	224
Real estate secured	318,655	2,234	18,914	793	337,569	3,027
Commercial and industrial	28,091	368	1,267	336	29,358	704
Municipal	2,415	24	-	-	2,415	24
Consumer	4,431	44	65	35	4,496	79
Unallocated allowance	-	-	-	-	-	242
Totals	$353,592	$ 2,670	$ 20,246	$ 1,164	$ 373,838	$ 4,076

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

December 31, 2012 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$ 364,593	$ 2,567	$ 121	$ 52	$ 364,714	$ 2,619
Potential problem loans	8,345	246	2,465	131	10,810	377
Impaired loans	-	-	16,562	924	16,562	924
Unallocated allowance	-	-	-	-	-	440
Totals	$372,938	$ 2,813	$ 19,148	$ 1,107	$392,086	$ 4,360

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

(in thousands)	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific allowance	Income recognized	Loan balance			Income recognized
	Book	Note	Average			Book	Note	Average
December 31, 2012
Residential 1-4 family	$3,857	$3,925	$ 2,404	$ 578	$ 77	$ 2,263	$ 2,460	$ 1,601	$ 34
Home equity credit	351	351	146	92	-	91	93	203	-
Residential real estate	4,208	4,276	2,550	670	77	2,354	2,553	1,804	34
Commercial	1,629	1,784	1,925	64	60	3,381	3,576	3,122	82
Vacant land	3,186	3,387	1,455	158	-	808	1,467	2,358	4
Real estate secured	9,023	9,447	5,930	892	137	6,543	7,596	7,284	120
Commercial and industrial	335	368	833	32	13	661	1,063	854	31
Consumer	-	-	-	-	-	-	-	-	-
Totals	$9,358	$9,815	$ 6,763	$ 924	$ 150	$7,204	$8,659	$ 8,138	$ 151
December 31, 2011
Residential 1-4 family	$3,012	$3,160	$ 1,822	$ 266	$ 38	$ 390	$ 426	$ 3,875	$ -
Home equity credit	-	-	-	-	-	173	177	227	-
Residential real estate	3,012	3,160	1,822	266	38	563	603	4,102	-
Commercial	2,151	2,405	2,550	203	77	2,157	2,612	2,175	37
Vacant land	594	774	639	70	-	3,063	3,627	3,243	-
Real estate secured	5,757	6,339	5,011	539	115	5,783	6,842	9,520	37
Commercial and industrial	560	639	364	335	-	577	1,221	876	16
Consumer	-	-	-	-	-	-	142	14	-
Totals	$6,317	$6,978	$ 5,375	$ 874	$ 115	$6,360	$8,205	$10,410	$ 53

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2012	2011
Residential mortgage loans serviced for others	$ 145,934	$ 114,800
Fair value of mortgage servicing rights	1,159	865

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Loan Servicing Rights
Balance, beginning of period	$ 772	$ 683	$ 427
Originated	682	329	453
Amortization (1)	(379)	(240)	(197)
Balance, end of period	1,075	772	683
Valuation Allowance
Balance, beginning of period	(22)	(10)	(30)
(Increase) decrease in impairment reserve (1)	(16)	(12)	20
Balance, end of period	(38)	(22)	(10)
Loan servicing rights, net	$ 1,037	$ 750	$ 673
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

Years ended December 31, (in thousands)	2012	2011
Securities available-for-sale (at fair value)	$ 54,497	$ 68,839
Loans receivable	106,457	132,720
Total pledged assets	$ 160,954	$ 201,559

At December 31, 2012 securities were pledged as follows: $44.2 million to secure public deposits, $10.1 million to secure repurchase agreements and $0.2 million to secure FHLBB and FRB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

Years ended December 31, (in thousands)	2012	2011
Land	$ 2,137	$ 2,137
Buildings and improvements	9,658	9,435
Leasehold improvements	706	706
Furniture, fixtures, equipment and software	5,392	5,103
Construction in progress, including land acquisition and development	44	216
Total cost	17,937	17,597
Accumulated depreciation and amortization	(6,417)	(5,574)
Bank premises and equipment, net	$ 11,520	$ 12,023

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Goodwill (1)
Balance, beginning of period	$ 9,829	$ 9,829	$ 9,829
Additions	-	-	-
Impairment	-	-	-
Balance, end of period	$ 9,829	$ 9,829	$ 9,829
Core Deposit Intangibles
Cost, beginning of period	$ 2,543	$ 2,543	$ 2,543
Additions	-	-	-
Impairment	-	-	-
Cost, end of period	2,543	2,543	2,543
Amortization, beginning of period	(1,523)	(1,301)	(1,079)
Amortization	(222)	(222)	(222)
Amortization, end of period	(1,745)	(1,523)	(1,301)
Core deposit intangibles, net	$ 798	$ 1,020	$ 1,242
(1)	Not subject to amortization.

In December 2009, Salisbury acquired the Canaan, Connecticut branch office of Webster Bank, National Association and assumed approximately $11 million in deposits and acquired approximately $2.5 million in loans, and a property located at 10 Granite Ave., Canaan, Connecticut that Salisbury sold in 2010. Salisbury assigned a core deposit intangible of $463,000 to the acquisition.

Salisbury evaluated its goodwill and intangible assets as of December 31, 2012, and 2011, and found no impairment. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2013	$ 222
2014	196
2015	154
2016	154
2017	58

 NOTE 8 - DEPOSITS

Scheduled maturities of time certificates of deposit were as follows:

Years ended December 31, (in thousands)	CD maturities
2013	$ 57,530
2014	21,883
2015	6,456
2016	5,120
2017	2,899
Total	$ 93,888

The total amount and scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

Years ended December 31, (in thousands)	2012	2011
Less than three months	$ 6,094	$ 6,973
Within three-to-six months	4,416	6,927
Within six-to-twelve months	9,166	7,792
Over one year	15,458	19,251
Total	$ 35,134	$ 40,943

Deposit growth resulted primarily from an increase in demand deposits and savings, offset in part by a decrease in certificates of deposit. Deposits include a single relationship, the Bank’s largest, which totals $43.1 million, or 8.77% of total deposits at December 31, 2012.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

Years ended December 31, (dollars in thousands)	2012	2011
Repurchase agreements, ending balance	$ 1,784	$ 12,148
Repurchase agreements, average balance during period	5,879	12,510
Book value of collateral	9,942	18,788
Market value of collateral	10,128	19,149
Weighted average rate during period	0.39%	0.50%
Weighted average maturity	1 day	1 day

NOTE 10 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2012			December 31, 2011
(dollars in thousands)	Total	Callable (1)	Rate (2)	Total	Callable (1)	Rate (2)
2012	$ -	$ -	0.00%	$ 12,636	$ 5,000	3.440%
2013	1,569	-	3.89	11,569	10,000	4.75
2014	1,598	-	3.87	1,598	-	3.87
2015	791	-	3.88	791	-	3.88
2016	15,022	15,000	4.08	15,021	15,000	4.08
2017	6,000	6,000	4.05	6,000	6,000	4.05
2018	7,000	-	3.74	7,000	-	3.74
Total	$ 31,980	$ 21,000	3.99%	$ 54,615	$ 36,000	4.00%
(1)	Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. Callable advances are callable quarterly or one time callable by the FHLBB.
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding advances, Salisbury has access to an unused FHLBB line of credit of $3.5 million at December 31, 2012. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

The following table sets forth certain information concerning short-term FHLBB advances:

Years ended December 31, (dollars in thousands)	2012	2011
Highest month-end balance during period	$ -	$ -
Ending balance	-	-
Average balance during period	-	2
Weighted average rate during period	0.00%	0.02%
Weighted average rate at end of period	-	-

NOTE 11 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Federal	$ 1,076	$ 739	$ 572
State	112	81	50
Current provision	1,188	820	622
Federal	(199)	130	71
State	-	-	-
Change in valuation allowance	-	-	-
Deferred benefit	(199)	130	71
Income tax provision (benefit)	$ 989	$ 950	$ 693

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31, (in thousands)	2012	2011	2010
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
Connecticut Corporation tax net of federal tax benefit	1.47	1.1	0.8
Tax exempt income and dividends received deduction	(16.25)	(17.5)	(19.6)
Other	0.27	1.2	0.7
Change in valuation allowance	-	-	-
Effective income tax rates	19.49%	18.80%	15.9%

The components of Salisbury's net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2012	2011
Allowance for loan losses	$ 1,259	$ 1,162
Interest on non-performing loans	220	156
Accrued deferred compensation	46	50
Post-retirement benefits	15	15
Other real estate owned property write-down	7	-
Capital loss carry forward	349	349
Unrecognized pension expense	242	1,060
Write-down of securities	1,388	1,388
Alternative minimum tax	591	751
Net unrealized holding loss on available-for-sale securities	-	-
Gross deferred tax assets	4,117	4,931
Valuation allowance	(349)	(349)
Gross deferred tax assets, net	3,768	4,582
Deferred loan costs, net	(351)	(342)
Goodwill and core deposit intangible asset	(736)	(725)
Accelerated depreciation	(1,171)	(1,254)
Mark-to-market purchase accounting adjustments	(17)	(28)
Mortgage servicing rights	(353)	(255)
Prepaid pension	(234)	(453)
Net unrealized holding gain on available-for-sale securities	(1,496)	(696)
Gross deferred tax liabilities	(4,358)	(3,753)
Net deferred tax asset	$ (590)	$ 829

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2012 and 2011, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay state income tax in the foreseeable future unless there is a change in Connecticut law. Accordingly, Salisbury does not expect to be able to utilize the net operation losses generated by the PIC and has established a valuation allowance.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2012 and 2011, there was no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2009 through December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2012, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to risk-weighted assets)
Salisbury	$ 63,391	16.63%	$ 30,494	8.0%	n/a	-
Bank	53,132	13.77	30,866	8.0	$38,582	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	58,933	15.46	15,247	4.0	n/a	-
Bank	48,674	12.62	15,432	4.0	23,149	6.0
Tier 1 Capital (to average assets)
Salisbury	58,933	9.87	23,876	4.0	n/a	-
Bank	48,674	8.15	23,876	4.0	29,845	5.0
December 31, 2011
Total Capital (to risk-weighted assets)
Salisbury	$ 60,869	15.97%	$ 30,490	8.0%	n/a	-
Bank	50,729	13.16	30,840	8.0	$38,550	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	56,718	14.88	15,245	4.0	n/a	-
Bank	46,578	12.08	15,420	4.0	23,130	6.0
Tier 1 Capital (to average assets)
Salisbury	56,718	9.45	24,014	4.0	n/a	-
Bank	46,578	7.77	23,969	4.0	29,961	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2012 was 1.00%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

During 2013 Salisbury decided to complete its transition from providing retirement benefits under a defined benefit plan (pension plan) to a defined contribution plan (401(K) Plan).

Effective December 31, 2012, the pension plan was frozen, by amending the plan to freeze retirement benefits at current levels and discontinue future benefit accruals. Effective September 1, 2006, the pension plan was amended to provide that employees hired or rehired on or after September 1, 2006 are not eligible to participate in the plan.

Simultaneously with the freezing of the pension plan, Salisbury increased its 401(K) Plan benefits for 2013, as detailed below.

The plan’s projected benefit obligation, fair value of plan assets and funded status are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of year	$ 7,949	$ 6,639	$ 6,251
Actuarial loss/ (gain)	1,012	1,073	117
Service cost	404	343	349
Interest cost	358	383	361
Curtailments and settlements	(3,586)	-	-
Benefits paid	(98)	(489)	(439)
Benefit obligation at end of year	6,039	7,949	6,639
Change in plan assets
Plan assets at estimated fair value at beginning of year	6,164	5,668	5,298
Actual return on plan assets	720	97	537
Contributions by employer	129	888	272
Curtailments and settlements	(896)	-	-
Benefits paid	(98)	(489)	(439)
Fair value of plan assets at end of year	6,019	6,164	5,668
Funded status and recognized liability
included in other liabilities on the balance sheet	$ (20)	$ (1,785)	$ (971)

The components of amounts recognized in accumulated other comprehensive loss, before tax effect, are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Net loss	$ 711	$ 3,118	$ 1,799
	$ 711	$ 3,118	$ 1,799

The accumulated benefit obligation for the plan was $6,039,000 and $5,707,000 at December 31, 2012 and 2011, respectively. The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.35% for 2012, 4.75% for 2011 and 5.75% for 2010. The rate of increase in future compensation levels was based on the following graded table for 2012 and 2011:

Age	Rate
25	4.75%
35	4.25
45	3.75
55	3.25
65	3.00

The components of net periodic cost are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Service cost	$ 404	$ 343	$ 349
Interest cost on benefit obligation	358	383	361
Expected return on plan assets	(455)	(418)	(397)
Amortization of net loss	123	75	68
Net periodic benefit cost	430	383	381
Additional amount recognized due to settlement or curtailment	341	-	-
	771	383	381
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	(2,284)	1,394	(23)
Amortization of net loss	(123)	(75)	(68)
Total recognized in other comprehensive income (loss)	(2,407)	1,319	(91)
Total recognized in net periodic cost and other comprehensive income	$ (1,636)	$ 1,702	$ 290

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2013 is $6,000.

The discount rate used to determine the net periodic benefit cost was 4.75% for 2012, 5.75% for 2011 and 6.00% for 2010; and the expected return on plan assets was 7.50% for 2012, 2011 and 2010.

The graded table above was also used for the rate of compensation increase in determining the net periodic benefit cost in 2012 and 2011.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2012. In developing the expected long-term rate of return assumption, asset class return expectations were evaluated as well as long-term inflation assumptions, and historical returns based on the current target asset allocations of 77.7% equity, 16.3% fixed income and 6.0% cash equivalents. The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 4.50% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

Plan Assets

The pension plan investments are co-managed by Salisbury’s Trust and Wealth Advisory Services division and Bradley, Foster and Sargent, Inc. The investments in the plan are reviewed and approved by Salisbury’s Trust Investment Committee. The asset allocation of the plan is a balanced allocation. Debt securities are timed to mature when employees are due to retire and provide cash flow for annuity payouts. Debt securities are laddered for coupon and maturity. Equities are held in the plan to achieve a moderate growth allocation and to provide growth of the principal portion of the plan and to provide diversification. The Trust Investment Committee reviews the policies of the plan. The prudent investor rule and applicable ERISA regulations apply to the management of the funds and investment selections.

The fair values of the pension plan assets are as follows:

	Fair Value Measurements at Reporting Date Using			Assets at fair value
(in thousands)	Level 1	Level 2	Level 3
December 31, 2012
Fixed Income
Corporate Debt	$ -	$ 714	$ -	$ 714
Preferred Stock	63	-	-	63
Equities	4,605	-	-	4,605
Mutual Funds	268	-	-	268
Money Fund	369	-	-	369
Totals	$ 5,305	$ 714	$ -	$ 6,019
December 31, 2011
Fixed Income
US Government	$ -	$ 97	$ -	$ 97
Corporate Debt	-	952	-	952
Preferred Stock	63	-	-	63
Equities	4,189	-	-	4,189
Mutual Funds	287	-	-	287
Money Fund	576	-	-	576
Totals	$ 5,115	$ 1,049	$ -	$ 6,164

Salisbury’s pension plan assets are generally all classified within level 1 and level 2 of the fair value hierarchy (see Note 19 for a description of the fair value hierarchy) because they are valued using quoted market prices, pricing service, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

There were no securities of Salisbury or related parties included in plan assets as of December 31, 2012 and 2011. Salisbury does not expect to make a contribution in 2013. Based on current data and assumptions, future expected benefit payments are as follows:

Future expected benefit payments (in thousands)
2013	$ 103
2014	143
2015	374
2016	91
2017	558
2018 to 2022	1,924

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full after five years.

Effective December 31, 2012, and simultaneously with the freezing of the pension plan, the 401(k) Plan was amended to increase the safe harbor contribution for all employees to 4% from 3% and to allow for an additional discretionary match of up to 6% for all employees.

Effective December 31, 2010, the 401(k) Plan was amended to provide a 3% safe harbor contribution for all employees.

Effective September 1, 2006, the 401(k) Plan was amended to provide that employees hired or rehired after September 1, 2006 are not eligible to participate in the plan. Salisbury has established a second 401(k) Plan to provide a discretionary match to employees hired or rehired on or after September 1, 2006 who satisfy certain eligibility requirements.

Salisbury’s 401(k) Plan contribution expense for 2012, 2011 and 2010 was $292,000, $288,000 and $168,000, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $479,000 and $434,000 at December 31, 2012, and 2011, respectively. Expense under this arrangement was $45,000 for 2012 and $49,000 for 2011.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $136,000 and $147,000 at December 31, 2012, and 2011, respectively. The related expense amounted to $12,000, $11,000 and $13,000 for 2012, 2011 and 2010, respectively.

NOTE 14 - DIRECTORS STOCK RETAINER PLAN AND LONG TERM INCENTIVE PLAN

The 2001 Directors Stock Retainer Plan of Salisbury Bancorp, Inc. (“Directors Plan”) provided Salisbury’s non-employee directors with shares of restricted stock as a component of their compensation for services as directors. The maximum number of shares of stock that could be issued pursuant to the Directors Plan was 15,000. The first grant date under the Directors Plan preceded the 2002 annual meeting of Shareholders. Each director whose term of office begins with or continues after the date the Directors Plan was approved by the Shareholders was issued an annual stock retainer consisting of 120 shares of fully vested restricted common stock of Salisbury. In 2011 and 2010, 1,070 and 960 shares, respectively, were issued each year under the Directors Plan and the related compensation expense was $28,000 and $21,000, respectively. The Directors Plan terminated in 2011 and no more grants may be made under the Directors Plan.

The Board of Directors adopted the 2011 Long Term Incentive Plan (the “Plan”) on March 25, 2011, and the shareholders approved the Plan at the 2011 Annual Meeting. The Plan was amended on January 18, 2013. The purpose of the Plan is to assist Salisbury and the Bank in attracting, motivating, retaining and rewarding employees, officers and directors by enabling such persons to acquire or increase a proprietary interest in Salisbury in order to strengthen the mutuality of interests between such persons and our shareholders, and providing such persons with stock-based long-term performance incentives to expend their maximum efforts in the creation of shareholder value.

The terms of the Plan provide for grants of Directors Stock Retainer Awards, Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, Performance Awards, Deferred Stock, Performance Awards, Dividend Equivalents, and Stock or Other Stock-Based Awards that may be settled in shares of Common Stock, cash, or other property (collectively, “Awards”).

Under the Plan, the total number of shares of Common Stock reserved and available for issuance in the ten years following adoption of the Plan in connection with Awards under the Plan is 84,000 shares of Common Stock, which represented less than 5% of Salisbury’s outstanding shares of Common Stock at the time the Plan was adopted. Shares of Common Stock with respect to Awards previously granted under the Plan that are cancelled, terminate without being exercised, expire, are forfeited or lapse will again be available for issuance pursuant to Awards. Also, shares of Common Stock subject to Awards settled in cash and shares of Common Stock that are surrendered in payment of any Award or any tax withholding requirements will again be available for issuance pursuant to Awards. No more than 30,000 shares of Common Stock may be issued pursuant to Awards in any one calendar year. In addition, the Plan limits the total number of shares of Common Stock that may be awarded as Incentive Stock Options (“ISOs”) to 42,000 and the total number of shares of Common Stock that may be issued as Directors Stock Retainer Awards to 15,000. In 2012, each director was issued an annual stock retainer consisting of 120 shares of fully vested common stock of Salisbury. In 2012, 960 shares were issued and the related compensation expense was $24,000. The 2013 Amendment increased the number of shares to be issued to a director as an annual stock retainer to 240 shares.

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

The Compensation Committee or the Board may amend, modify or terminate the Plan or the Compensation Committee’s authority to grant Awards without further shareholder approval, except shareholder approval must be obtained for any amendment that would (a) materially increase the number of shares of Common Stock available under the Plan; (b) expand the types of awards under the Plan; (c) materially expand the class of persons eligible to participate in the Plan; (d) materially expand the term of the Plan; or (e) be of a nature that would require shareholder approval pursuant to any law or regulation or under the rules of the NASDAQ Capital Market.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2012	2011
Balance, beginning of period	$ 1,308	$ 808
Change in related party status (1)	-	(427)
Advances	89	1,015
Repayments	(88)	(88)
Balance, end of period	$ 1,309	$ 1,308
(1)	Persons that either became or were no longer considered related parties.

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

The components of comprehensive income are as follows:

Years ended December 31, (in thousands)	2012	2011	2010
Net income	$ 4,077	$ 4,112	$ 3,660
Other comprehensive income
Net unrealized gains on securities available-for-sale	2,632	5,973	1,908
Reclassification of net realized losses (gains) in net income	(297)	(11)	(16)
Unrealized gains on securities available-for-sale	2,353	5,962	1,892
Income tax expense	(800)	(2,027)	(643)
Unrealized gains on securities available-for-sale, net of tax	1,553	3,935	1,249
Pension plan (loss) income	2,407	(1,319)	91
Income tax (expense) benefit	(818)	448	(31)
Pension plan income (loss), net of tax	1,589	(871)	60
Other comprehensive income, net of tax	3,142	3,064	1,309
Comprehensive income	$ 7,219	$ 7,176	$ 4,969

The components of accumulated other comprehensive loss is as follows:

Years ended December 31, (in thousands)	2012	2011
Unrealized gains (losses) on securities available-for-sale, net of tax	$ 2,906	$ 1,353
Unrecognized pension plan expense, net of tax	(469)	(2,058)
Accumulated other comprehensive income (loss), net	$ 2,437	$ (705)

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Salisbury leases facilities under operating leases that expire at various dates through 2017. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $97,000, $93,000 and $106,000 for 2012, 2011 and 2010, respectively. Future minimum lease payments at December 31, 2012 are as follows:

Future minimum lease payments (in thousands)
2013	75
2014	66
2015	48
2016	48
2017	28
$ 265

Contingent Liabilities

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

On June 25, 2012, the Bank and John R. Christophersen entered into a Settlement Agreement which resolved all differences between John R. Christophersen and the Bank, and resulted in the withdrawal (with prejudice) of the claims made by John R. Christophersen. All claims against the Bank have been withdrawn and the Bank is no longer a defendant or counterclaim defendant in the Actions. As an additional consequence of the Settlement Agreement, Bonnie Christophersen, Elena Dreiske and People’s United Bank are no longer parties to the Actions.

On July 27, 2012, Erling Christophersen filed a Motion to Restore the First Action, and on October 15, 2012 filed a Motion to Stay the Foreclosure Action pending resolution of the Motion to Restore. The Bank opposed both motions.  On February 1, 2013, the Court issued orders denying both motions.  On February 14, 2013, Erling Christophersen filed a Notice of Appeal of the orders denying his Motion to Restore the First Action, and Motion to Stay the Foreclosure Action.  The Bank intends to oppose both appeals.

NOTE 18 - FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2012 and 2011, the maximum potential amount of the Bank’s obligation was $34,000 for financial, commercial and standby letters of credit. The Bank’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

Years ended December 31, (in thousands)	2012	2011
Residential	$ 1,060	$ 1,559
Home equity credit	29,989	30,929
Commercial	2,279	6,650
Land	300	290
Real estate secured	33,628	39,428
Commercial and industrial	15,441	11,715
Consumer	1,349	1,358
Unadvanced portions of loans	50,418	52,501
Commitments to originate loans	17,727	5,860
Standby letters of credit	34	34
Total	$ 68,179	$ 58,395

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 19 - FAIR VALUE MEASUREMENTS

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

GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2012.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

(in thousands)	Fair Value Measurements Using			Assets at fair value
	Level 1	Level 2	Level 3
December 31, 2012
Assets at fair value on a recurring basis
U.S. Treasury notes	$ -	$ 2,733	$ -	$ 2,733
U.S. Government agency notes	-	7,726	-	7,726
Municipal bonds	-	47,365	-	47,365
Mortgage-backed securities:
U.S. Government agencies	-	48,729	-	48,729
Collateralized mortgage obligations:
U.S. Government agencies	-	5,197	-	5,197
Non-agency	-	11,507	-	11,507
SBA bonds	-	2,863	-	2,863
Preferred stocks	167	-	-	167
Securities available-for-sale	$ 167	$ 126,120	$ -	$ 126,287
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	-	-	8,434	8,434
Other real estate owned	-	-	244	244
December 31, 2011
Assets at fair value on a recurring basis
U.S. Treasury notes	$ -	$ 5,528	$ -	$ 5,528
U.S. Government agency notes	-	14,924	-	14,924
Municipal bonds	-	50,796	-	50,796
Mortgage-backed securities:
U.S. Government agencies	-	58,300	-	58,300
Collateralized mortgage obligations:
U.S. Government agencies	-	7,153	-	7,153
Non-agency	-	14,167	-	14,167
SBA bonds	-	3,706	-	3,706
Corporate bonds	-	1,104	-	1,104
Preferred stocks	116	-	-	116
Securities available-for-sale	$ 116	$ 155,678	$ -	$ 155,794
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	-	-	5,443	5,443
Other real estate owned	-	-	2,744	2,744

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying value	Estimated fair value	Fair value measurements using
			Level 1	Level 2	Level 3
December 31, 2012
Financial Assets
Cash and due from banks	$ 43,574	$ 43,574	$ 43,574	$ -	$ -
Securities available-for-sale	126,287	126,287	167	126,120	-
Federal Home Loan Bank stock	5,747	5,747	-	5,747	-
Loans held-for-sale	1,879	1,893	-	-	1,893
Loans receivable net	388,758	389,292	-	-	389,292
Accrued interest receivable	1,818	1,818	-	-	1,818
Financial Liabilities
Demand (non-interest-bearing)	$ 98,850	$ 98,850	$ -	$ -	$ 98,850
Demand (interest-bearing)	65,991	65,991	-	-	65,991
Money market	128,501	128,501	-	-	128,501
Savings and other	103,985	103,985	-	-	103,985
Certificates of deposit	93,888	94,894	-	-	94,894
Deposits	491,215	492,221	-	-	492,221
FHLBB advances	31,980	35,363	-	-	35,363
Repurchase agreements	1,784	1,784	-	-	1,784
Accrued interest payable	196	196	-	-	196
December 31, 2011
Financial Assets
Cash and due from banks	$ 36,886	$ 36,886	$ 36,886	$ -	$ -
Securities available-for-sale	155,794	155,794	116	155,678	-
Security held-to-maturity	50	52	-	52	-
Federal Home Loan Bank stock	6,032	6,032	-	6,032	-
Loans held-for-sale	948	955	-	-	955
Loans receivable net	370,766	373,071	-	-	373,071
Accrued interest receivable	2,126	2,126	-	-	2,126
Financial Liabilities
Demand (non-interest-bearing)	$ 82,202	$ 82,202	$ -	$ -	$ 82,202
Demand (interest-bearing)	66,332	66,332	-	-	66,332
Money market	124,566	124,566	-	-	124,566
Savings and other	94,503	94,503	-	-	94,503
Certificates of deposit	103,703	104,466	-	-	104,466
Deposits	471,306	472,069	-	-	472,069
FHLBB advances	54,615	58,808	-	-	58,808
Repurchase agreements	12,148	12,148	-	-	12,148
Accrued interest payable	271	271	-	-	271

NOTE 20 – SALISBURY BANCORP (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets Years ended December 31, (in thousands)	2012	2011
Assets
Cash and due from banks	$10,297	$ 9,082
Securities available-for-sale	-	1,103
Investment in bank subsidiary	61,738	56,720
Other assets	2	25
Total Assets	$ 72,037	$ 66,930
Liabilities and Shareholders' Equity
Liabilities	$ 40	$ 68
Shareholders' equity	71,997	66,862
Total Liabilities and Shareholders' Equity	$ 72,037	$ 66,930

Statements of Income Years ended December 31, (in thousands)	2012	2011	2010
Dividends from subsidiary	$ 2,243	$ 2,372	$ 2,280
Interest	42	99	105
Expenses	81	116	105
Income before taxes and equity in undistributed net income of subsidiary	2,204	2,355	2,280
Income tax benefit	-	-	-
Income before equity in undistributed net income of subsidiary	2,204	2,355	2,280
Equity in undistributed net income of subsidiary	1,873	1,757	1,380
Net income	$ 4,077	$ 4,112	$ 3,660

Statements of Cash Flows Years ended December 31, (in thousands)	2012	2011	2010
Net income	$ 4,077	$ 4,112	$ 3,660
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(1,873)	(1,757)	(1,380)
Accretion of securities	-	(11)	(11)
Other	16	(3)	13
Net cash provided by operating activities	2,220	2,341	2,282
Investing Activities
Investment in bank	-	(6,466)	-
Purchases of securities available-for-sale	-	-	-
Maturities of securities available-for-sale	1,103	-	2,000
Net cash provided (utilized) by investing activities	1,103	(6,466)	2,000
Financing Activities
Common stock dividends paid	(1,892)	(1,891)	(1,890)
Preferred stock dividends paid	(240)	(382)	(441)
Payment to repurchase Preferred Stock	-	(8,816)	-
Payment to repurchase warrants	-	(205)	-
Proceeds from issuance of Common Stock	24	28	23
Proceeds from issuance of Preferred Stock	-	16,000	-
Net cash (utilized) provided by financing activities	(2,108)	4,734	(2,308)
Increase in cash and cash equivalents	1,215	609	1,974
Cash and cash equivalents, beginning of period	9,082	8,473	6,499
Cash and cash equivalents, end of period	$ 10,297	$ 9,082	$ 8,473

NOTE 21 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2012	2011	2010
Net income	$ 4,077	$ 4,112	$ 3,660
Preferred stock net accretion	-	(78)	(21)
Preferred stock dividends declared	(216)	(446)	(441)
Cumulative preferred stock dividends earned	-	-	-
Net income available to common shareholders	$ 3,861	$ 3,588	$ 3,198
Weighted average common stock outstanding - basic	1,690	1,689	1,687
Weighted average common and common equivalent stock outstanding- diluted	1,690	1,689	1,687
Earnings per common and common equivalent share
Basic	$ 2.28	$ 2.12	$ 1.90
Diluted	2.28	2.12	1.90

NOTE 22 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2012 and 2011 is as follows:

Year ended December 31, 2012 (in thousands, except ratios and per share amounts)	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Statement of Income
Interest and dividend income	$ 5,858	$ 5,766	$ 5,607	$ 5,426
Interest expense	1,175	1,080	1,035	992
Net interest and dividend income	4,683	4,686	4,572	4,434
Provision for loan losses	180	180	330	380
Trust and Wealth Advisory	755	735	683	772
Service charges and fees	521	547	559	561
Gains on sales of mortgage loans, net	372	263	568	394
Mortgage servicing, net	(84)	(5)	(9)	76
Securities gains	12	267	-	-
Other	83	83	86	74
Non-interest income	1,659	1,890	1,887	1,877
Non-interest expense	4,500	5,026	4,693	5,334
Income before income taxes	1,662	1,370	1,436	597
Income tax provision	412	254	296	26
Net income	1,250	1,116	1,140	571
Net income available to common shareholders	1,167	1,069	1,094	531
Financial Condition
Total assets	$ 598,950	$ 600,857	$ 611,037	$ 600,813
Loans, net	371,709	377,212	377,377	388,758
Allowance for loan losses	4,166	4,208	4,179	4,360
Securities	151,666	141,409	131,412	132,034
Deposits	472,686	477,910	490,206	491,215
Repurchase agreements	10,359	6,181	2,941	1,784
FHLBB advances	43,207	42,801	42,392	31,980
Shareholders' equity	68,067	69,126	70,374	71,997
Non-performing assets	7,606	8,409	9,870	10,104
Per Common Share Data
Earnings, diluted and basic	$ 0.69	$ 0.63	$ 0.65	$ 0.31
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	30.83	31.44	32.18	33.14
Market price: (a)
High	26.95	26.49	26.39	28.47
Low	22.51	23.25	23.11	23.16
Statistical Data
Net interest margin (fully tax equivalent)	3.54%	3.58%	3.39%	3.32%
Efficiency ratio (fully tax equivalent)	66.86	66.39	66.05	71.45
Return on average assets	0.78	0.72	0.71	0.35
Return on average shareholders' equity	9.05	8.10	8.05	3.85
Weighted average equivalent shares outstanding, diluted	1,689	1,689	1,690	1,690
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $.10 per share ("Common Stock") trades on the NASDAQ Capital Market under the symbol: SAL. As of March 1, 2013, there were approximately 1,592 shareholders of record of Salisbury's Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2011 (in thousands, except ratios and per share amounts)	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Statement of Income
Interest and dividend income	$ 6,039	$ 6,020	$ 5,956	$ 6,029
Interest expense	1,532	1,403	1,333	1,291
Net interest and dividend income	4,507	4,617	4,623	4,738
Provision for loan losses	330	350	180	580
Trust and Wealth Advisory	667	596	599	686
Service charges and fees	499	522	535	534
Gains on sales of mortgage loans, net	133	59	177	318
Mortgage servicing, net	32	(5)	(35)	74
Securities gains	11	-	-	-
Other	59	58	58	79
Non-interest income	1,401	1,230	1,334	1,691
Non-interest expense	4,424	4,432	4,534	4,249
Income before income taxes	1,154	1,065	1,243	1,600
Income tax provision	211	183	204	352
Net income	943	882	1,039	1,248
Net income available to common shareholders	828	766	810	1,184
Financial Condition
Total assets	$ 576,894	$ 588,315	$ 618,958	$ 609,284
Loans, net	361,243	364,854	362,879	370,766
Allowance for loan losses	3,978	3,979	4,027	4,076
Securities	131,310	145,492	157,162	161,876
Deposits	452,379	459,029	478,591	471,306
Repurchase agreements	8,241	12,359	14,787	12,148
FHLBB advances	55,888	55,460	55,033	54,615
Shareholders' equity	55,948	58,109	67,387	66,862
Non-performing assets	11,741	15,015	13,948	10,819
Per Common Share Data
Earnings, diluted and basic	$ 0.49	$ 0.45	$ 0.48	$ 0.70
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	27.92	29.17	30.39	30.12
Market price: (a)
High	28.00	28.12	27.76	25.00
Low	24.51	24.02	21.23	21.32
Statistical Data
Net interest margin (fully tax equivalent)	3.56%	3.56%	3.43%	3.49%
Efficiency ratio (fully tax equivalent)	69.77	69.43	70.93	62.83
Return on average assets	0.59	0.53	0.57	0.77
Return on average shareholders' equity	7.24	6.38	6.61	9.21
Weighted average equivalent shares outstanding, diluted	1,688	1,689	1,689	1,689
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s principal executive officer and principal financial officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2012. Based upon that evaluation, management, including the principal executive officer and principal financial officer concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Salisbury and its subsidiaries is responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, Salisbury’s principal executive and principal financial officers, or persons performing similar functions, and effected by Salisbury’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Management has evaluated the effectiveness of Salisbury’s internal control over financial reporting at and for the year ended December 31, 2012 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Salisbury’s internal control over financial reporting is effective at and for the year ended December 31, 2012.

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

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2012 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in Salisbury's Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 15, 2013, under the captions "Directors and Nominees for Election for a Three Year Term and Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors" and “Executive Officers." Such information is incorporated herein by reference and made a part hereof.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item appears in Salisbury's Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 15, 2013, under the captions: "Executive Officer Compensation" and "Employee Benefit Plans, Employment and Other Agreements”;and “Board of Directors Compensation”. Such information is incorporated herein by reference and made a part hereof.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury's Proxy Statement for the 2013 Annual Meeting of Shareholdersto be held on May 15, 2013, under the caption"Principal Shareholders," "Directors and Nominees for Election for a Three Year Term and Director Independence" and "Executive Compensation" Such information is incorporated herein by reference and made a part hereof.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2013 Meeting of Shareholders to be held on May 15, 2013, under the captions “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 15, 2013, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”. Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).
4.1	Warrant to purchase Common Stock dated March 13, 2009. (incorporated by reference to Exhibit 4.1 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011). (Such Warrant was repurchased by Salisbury on November 2, 2011 and simultaneously cancelled. See Exhibit 10.8 below.)
10.1	Amended and Restated Supplemental Retirement Plan Agreement with John F. Perotti dated January 25, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2008).
10.2	Form of First Amendment to Change in Control Agreement with Executive Officers dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 19, 2009). (Expired.)
10.3	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.4	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 28, 2008). (Expired.)
10.5	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2001 Annual Report on Form 10-KSB/A filed May 8, 2002). (Such Plan expired in 2011 and was replaced by the 2011 Long Term Incentive Plan. See, Exhibit 10.9 below.)
10.6	Letter Agreement dated March 13, 2009, including the Securities Purchase Agreement - Standard Terms, as supplemented by the letter dated March 13, 2009 relating to the American Recovery and Reinvestment Act to 2009 with the U.S. Treasury Department. (incorporated by reference to Exhibit 10.6 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.7	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.8	Repurchase Letter Agreement between Salisbury and the United States Department of Treasury dated August 25, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.9	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by referenced to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.10	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013.
10.11	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by referenced to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.12	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by referenced to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Shatswell, MacLoed & Company, P.C.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules
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

March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ Holly J. Nelson
Louis E. Allyn, II	Holly J. Nelson
Director	Director
March 1, 2013	March 1, 2013

/s/ Arthur J. Bassin	/s/ John F. Perotti
Arthur J. Bassin	John F. Perotti
Director	Director
March 1, 2013	March 1, 2013

/s/ Louise F. Brown	/s/ Michael A. Varet
Louise F. Brown	Michael A. Varet
Director	Director
March 1, 2013	March 1, 2013

/s/ Richard J. Cantele, Jr.	/s/ B. Ian McMahon
Richard J. Cantele, Jr.	B. Ian McMahon
President and Chief Executive Officer	Chief Financial Officer
March 1, 2013	and Chief Accounting Officer
March 1, 2013
/s/ Robert S. Drucker
Robert S. Drucker
Director
March 1, 2013

/s/ David B. Farrell
David B. Farrell
Director
March 1, 2013

/s/ Nancy F. Humphreys
Nancy F. Humphreys
Director
March 1, 2013

