Form 10-Q
period 2013-03-31
SALISBURY BANCORP INC
filed 2013-05-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes☐ No ☒

The number of shares of Common Stock outstanding as of May 13, 2013 is 1,709,291.

1

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$4,982	$9,545
Interest bearing demand deposits with other banks	26,459	34,029
Total cash and cash equivalents	31,441	43,574
Securities
Available-for-sale at fair value	118,664	126,287
Federal Home Loan Bank of Boston stock at cost	5,340	5,747
Loans held-for-sale	710	1,879
Loans receivable, net (allowance for loan losses: $4,686 and $4,360)	406,258	388,758
Other real estate owned	712	244
Bank premises and equipment, net	11,340	11,520
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,801 and $1,745)	742	798
Accrued interest receivable	2,021	1,818
Cash surrender value of life insurance policies	7,356	7,295
Other assets	2,930	3,064
Total Assets	$597,343	$600,813
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$88,464	$98,850
Demand (interest bearing)	67,714	65,991
Money market	129,832	128,501
Savings and other	109,657	103,985
Certificates of deposit	92,106	93,888
Total deposits	487,773	491,215
Repurchase agreements	2,329	1,784
Federal Home Loan Bank of Boston advances	31,574	31,980
Deferred taxes	456	590
Accrued interest and other liabilities	3,005	3,247
Total Liabilities	525,137	528,816
Commitments and contingencies	—	—
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,709,291 and 1,689,691	171	169
Paid-in capital	13,646	13,158
Retained earnings	40,653	40,233
Unearned Compensation - restricted stock awards	(466)	—
Accumulated other comprehensive income, net	2,202	2,437
Total Shareholders' Equity	72,206	71,997
Total Liabilities and Shareholders' Equity	$597,343	$600,813

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended
Periods ended March 31, (in thousands except per share amounts) unaudited	2013	2012
Interest and dividend income
Interest and fees on loans	$4,429	$4,595
Interest on debt securities
Taxable	467	716
Tax exempt	488	534
Other interest and dividends	22	13
Total interest and dividend income	5,406	5,858
Interest expense
Deposits	490	667
Repurchase agreements	1	13
Federal Home Loan Bank of Boston advances	312	495
Total interest expense	803	1,175
Net interest and dividend income	4,603	4,683
Provision for loan losses	396	180
Net interest and dividend income after provision for loan losses	4,207	4,503
Non-interest income
Trust and wealth advisory	725	755
Service charges and fees	516	521
Gains on sales of mortgage loans, net	279	372
Mortgage servicing, net	26	(84)
Gains on securities, net	—	12
Other	79	83
Total non-interest income	1,625	1,659
Non-interest expense
Salaries	1,750	1,710
Employee benefits	685	690
Premises and equipment	583	605
Data processing	419	402
Professional fees	380	313
Collections and OREO	157	111
FDIC insurance	125	128
Marketing and community support	122	87
Amortization of intangibles	56	56
Other	428	398
Total non-interest expense	4,705	4,500
Income before income taxes	1,127	1,662
Income tax provision	187	412
Net income	$940	$1,250
Net income available to common shareholders	$900	$1,167

Basic and diluted earnings per common share	$0.53	$0.69
Common dividends per share	0.28	0.28

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended
Periods ended March 31, (in thousands)	2013	2012
Net income	$940	$1,250
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(356)	725
Reclassification of net realized gains in net income	—	12
Unrealized (losses) gains on securities available-for-sale	(356)	737
Income tax benefit (expense)	121	(250)
Unrealized (losses) gains on securities available-for-sale, net of tax	(235)	487
Pension plan income	—	36
Income tax expense	—	(12)
Pension plan income, net of tax	—	24
Other comprehensive (loss) income, net of tax	(235)	511
Comprehensive income	$705	$1,761

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands) unaudited	Common Stock Shares Amount		Preferred Stock	Paid-in capital	Retained earnings	Unrecognized Compensation – Restricted Stock Awards	Accumulated other comprehensive loss	Total shareholders' equity
Balances at December 31, 2011	1,688,731	$169	$16,000	$13,134	$38,264	$—	$(705)	$66,862
Net income for period	—	—	—	—	1,250	—	—	1,250
Other comprehensive income, net of tax	—	—	—	—	—	—	511	511
Common stock dividends declared	—	—	—	—	(473)	—	—	(473)
Preferred stock dividends declared	—	—	—	—	(83)	—	—	(83)
Balances March 31, 2012	1,688,731	$169	$16,000	$13,134	$38,958	$—	$(194)	$68,067
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$—	$2,437	$71,997
Net income for year	—	—	—	—	940	—	—	940
Other comprehensive income, net of tax	—	—	—	—	—	—	(235)	(235)
Common stock dividends declared	—	—	—	—	(479)	—	—	(479)
Preferred stock dividends declared	—	—	—	—	(41)	—	—	(41)
Issuance of restricted common stock	19,600	2	—	488	—	(490)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	—	24		24
Balances at March 31, 2013	1,709,291	$171	$16,000	$13,646	$40,653	$ (466)	$2,202	$72,206

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands) unaudited	2013	2012
Operating Activities
Net income	$940	$1,250
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation
Securities	155	181
Bank premises and equipment	215	225
Core deposit intangible	56	56
Mortgage servicing rights	104	77
Fair value adjustment on loans	8	8
Gains on calls of securities available-for-sale	—	(12)
Gains on sale/disposals of premises and equipment	—	(1)
Gain recognized on other real estate owned	(1)	(1)
Provision for loan losses	396	180
Decrease (increase) in loans held-for-sale	1,169	(360)
(Increase) decrease in deferred loan origination fees and costs, net	(37)	6
Mortgage servicing rights originated	(152)	(180)
(Decrease) increase in mortgage servicing rights impairment reserve	(33)	92
Increase in interest receivable	(204)	(663)
Deferred tax benefit	(13)	(13)
Decrease (Increase) in prepaid expenses	15	(1)
Increase in cash surrender value of life insurance policies	(61)	(67)
Decrease in income tax receivable	169	389
Decrease in other assets	32	6
Decrease in accrued expenses	174	300
Decrease in interest payable	(33)	(30)
(Decrease) increase in other liabilities	(383)	16
Issuance of shares of restricted stock	24	—
Net cash provided by operating activities	2,540	1,458
Investing Activities
Redemption of Federal Home Loan Bank stock	408	285
Proceeds from calls of securities available-for-sale	1,200	3,820
Proceeds from maturities of securities available-for-sale	5,911	6,623
Proceeds from maturities of securities held-to-maturity	—	50
Loan originations and principle collections, net	(19,423)	(147)
Recoveries of loans previously charged-off	3	10
Proceeds from sale of other real estate owned	1,086	1,744
Capital expenditures	(35)	(54)
Net cash (utilized) provided by investing activities	(10,850)	12,331
Financing Activities
(Decrease) increase in deposit transaction accounts, net	(1,661)	3,725
Decrease in time deposits, net	(1,782)	(2,345)
Increase (decrease) in securities sold under agreements to repurchase, net	545	(1,789)
Principal payments on Federal Home Loan Bank of Boston advances	(406)	(11,408)
Common stock dividends paid	(479)	(473)
Preferred stock dividends paid	(40)	(62)
Net cash utilized by financing activities	(3,823)	(12,352)
Net (decrease) increase in cash and cash equivalents	(12,133)	1,437
Cash and cash equivalents, beginning of period	43,574	36,886
Cash and cash equivalents, end of period	$31,441	$38,323
Cash paid during period
Interest	$948	$1,205
Income taxes	1,285	788
Non-cash transfers
Transfer from loans to other real estate owned	1,553	—
From other real estate owned to loans	—	1,000

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2012 Annual Report on Form 10-K for the period ended December 31, 2012.

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

Impact of New Accounting Pronouncements Issued

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption. Salisbury anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Salisbury anticipates that the adoption of this guidance will not have an impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012. The adoption of ASU 2012-06 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on Salisbury’s consolidated financial position, results of operations or cash flows.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
March 31, 2013
Available-for-sale
U.S. Treasury notes	$2,496	$223	$—	$2,719
U.S. Government Agency notes	7,514	183	—	7,697
Municipal bonds	44,235	1,883	(262)	45,856
Mortgage backed securities
U.S. Government Agencies	42,782	1,204	(28)	43,958
Collateralized mortgage obligations
U.S. Government Agencies	4,689	63	—	4,752
Non-agency	10,292	462	(64)	10,690
SBA bonds	2,589	92	—	2,681
Preferred Stock	20	291	—	311
Total securities available-for-sale	$114,617	$4,401	$(354)	$118,664
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2012
Available-for-sale
U.S. Treasury notes	$2,496	$237	$—	$2,733
U.S. Government Agency notes	7,515	211	—	7,726
Municipal bonds	45,395	2,138	(168)	47,365
Mortgage backed securities
U.S. Government Agencies	47,465	1,284	(20)	48,729
Collateralized mortgage obligations
U.S. Government Agencies	5,131	66	—	5,197
Non-agency	11,081	494	(68)	11,507
SBA bonds	2,781	82	—	2,863
Preferred Stock	20	147	—	167
Total securities available-for-sale	$121,884	$4,659	$(256)	$126,287
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,747	$—	$—	$5,747
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the three month periods ended March 31, 2013 and 2012.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

March 31, 2013
Available-for-sale
Municipal Bonds	$1,325	$56	$2,316	$206	$3,641	$262
Mortgage backed securities	2,735	27	43	1	2,778	28
Collateralized mortgage obligations
Non-agency	597	2	847	17	1,444	19
Total temporarily impaired securities	4,657	85	3,206	224	7,863	309
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	459	6	1,817	39	2,276	45
Total temporarily and other-than-temporarily impaired securities	$5,116	$91	$5,023	$263	$10,139	$354

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2013.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at March 31, 2013.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at March 31, 2013.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2013 to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2013	2012
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it was focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. In 2011, the FHLBB resumed modest quarterly cash dividends to its members and in early 2012 the FHLBB repurchased its excess stock pool. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2013. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2013	December 31, 2012
Residential 1-4 family	$209,159	$198,552
Residential 5+ multifamily	4,714	3,889
Construction of residential 1-4 family	1,395	2,379
Home equity credit	33,925	34,162
Residential real estate	249,193	238,982
Commercial	96,835	87,382
Construction of commercial	9,755	5,823
Commercial real estate	106,590	93,205
Farm land	4,282	4,320
Vacant land	7,898	9,926
Real estate secured	367,963	346,433
Commercial and industrial	33,943	38,094
Municipal	3,995	3,378
Consumer	3,975	4,181
Loans receivable, gross	409,876	392,086
Deferred loan origination fees and costs, net	1,068	1,032
Allowance for loan losses	(4,686)	(4,360)
Loans receivable, net	$406,258	$388,758
Loans held-for-sale
Residential 1-4 family	$710	$1,879

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2013
Residential 1-4 family	$189,694	$13,344	$6,023	$98	$—	$209,159
Residential 5+ multifamily	2,354	1,142	1,218	—	—	4,714
Construction of residential 1-4 family	1,395	—	—	—	—	1,395
Home equity credit	30,881	1,368	1,676	—	—	33,925
Residential real estate	224,324	15,854	8,917	98	—	249,193
Commercial	68,196	19,679	8,960	—	—	96,835
Construction of commercial	8,989	153	613	—	—	9,755
Commercial real estate	77,185	19,832	9,573	—	—	106,590
Farm land	1,644	1,466	1,172	—	—	4,282
Vacant land	4,425	189	3,284	—	—	7,898
Real estate secured	307,578	37,341	22,946	98	—	367,963
Commercial and industrial	24,049	8,532	1,362	—	—	33,943
Municipal	3,995	—	—	—	—	3,995
Consumer	3,851	101	23	—	—	3,975
Loans receivable, gross	$339,473	$45,974	$24,331	$98	$—	$409,876

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Residential 1-4 family	$180,442	$12,473	$5,538	$99	$—	$198,552
Residential 5+ multifamily	2,872	773	244	—	—	3,889
Construction of residential 1-4 family	1,570	—	809	—	—	2,379
Home equity credit	30,981	1,848	1,333	—	—	34,162
Residential real estate	215,865	15,094	7,924	99	—	238,982
Commercial	64,817	13,299	9,266	—	—	87,382
Construction of commercial	5,055	297	471	—	—	5,823
Commercial real estate	69,872	13,596	9,737	—	—	93,205
Farm land	2,799	341	1,180	—	—	4,320
Vacant land	4,885	863	4,178	—	—	9,926
Real estate secured	293,421	29,894	23,019	99	—	346,433
Commercial and industrial	28,453	8,300	1,341	—	—	38,094
Municipal	3,378	—	—	—	—	3,378
Consumer	3,994	159	28	—	—	4,181
Loans receivable, gross	$329,246	$38,353	$24,388	$99	$—	$392,086

The composition of loans receivable by delinquency status is as follows:

	Past due
(in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
March 31, 2013
Residential 1-4 family	$199,921	$5,445	$549	$2,771	$356	$117	$3,793	$165	$2,880
Residential 5+ multifamily	4,610	—	—	104	—	—	104	—	—
Construction of residential 1-4 family	1,395	—	—	—	—	—	—	—	—
Home equity credit	33,241	153	495	36	—	—	531	—	113
Residential real estate	239,167	5,598	1,044	2,911	356	117	4,428	165	2,993
Commercial	91,560	2,817	76	1,024	424	934	2,458	198	2,043
Construction of commercial	9,592	—	21	142	—	—	163	—	21
Commercial real estate	101,152	2,817	97	1,166	424	934	2,621	198	2,064
Farm land	3,110	785	14	373	—	—	387	—	—
Vacant land	4,772	—	—	47	—	3,079	3,126	—	3,126
Real estate secured	348,201	9,200	1,155	4,497	780	4,130	10,561	363	8,182
Commercial and industrial	33,592	267	58	26	—	—	84	—	42
Municipal	3,995	—	—	—	—	—	—	—	—
Consumer	3,886	66	15	8	—	—	23	—	—
Loans receivable, gross	$389,674	$9,533	$1,228	$4,531	$780	$4,130	$10,668	$165	$8,224
December 31, 2012
Residential 1-4 family	$190,488	$2,545	$3,578	$639	$1,185	$117	$5,519	$—	$3,024
Residential 5+ multifamily	3,889	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	2,379	—	—	—	—	—	—	—	—
Home equity credit	32,540	890	113	396	—	223	732	—	442
Residential real estate	229,296	3,435	3,691	1,035	1,185	340	6,251	—	3,466
Commercial	83,477	864	1,104	566	58	1,313	3,041	—	2,214
Construction of commercial	5,659	—	164	—	—	—	164	—	21
Commercial real estate	89,136	864	1,268	566	58	1,313	3,205	—	2,235
Farm land	3,898	422	—	—	—	—	—	—	—
Vacant land	5,932	—	—	48	740	3,206	3,994	—	3,994
Real estate secured	328,262	4,721	4,959	1,649	1,983	4,859	13,450	—	9,695
Commercial and industrial	37,618	351	26	99	—	—	125	—	164
Municipal	3,378	—	—	—	—	—	—	—	—
Consumer	4,034	108	25	14	—	—	39	—	—
Loans receivable, gross	$373,292	$5,180	$5,010	$1,762	$1,983	$4,859	$13,614	$—	$9,859

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	Three months ended March 31, 2013			Three months ended March 31, 2012
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	—	$—	$—	1	$326	$326
Commercial real estate	2	1,022	1,022	5	559	559
Commercial and industrial	—	—	—	—	—	—
Troubled debt restructurings	2	$1,022	$1,022	6	$1,105	$1,105
Rate reduction and term extension	2	$1,022	$1,022	2	$373	$373
Debt consolidation and term extension	—	—	—	3	706	706
Seasonal interest only concession	—	—	—	1	26	26
Troubled debt restructurings	2	$1,022	$1,022	6	$1,105	$1,105

Two loans were restructured during the quarter ended March 31, 2013 and both were current at March 31, 2013.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	March 31, 2013					March 31, 2012
Three months ended (in thousands)	Beginning balance	Provision	Charge-offs	Recoveries	Ending balance	Beginning balance	Provision	Charge-offs	Recoveries	Ending balance
Residential	$1,934	$23	$(18)	$—	$1,939	$1,479	$39	$(18)	$—	$1,500
Commercial	1,059	178	—	—	1,237	1,139	(79)	—	1	1,061
Land	301	265	(38)	—	528	410	(29)	(42)	—	339
Real estate	3,294	466	(56)	—	3,704	3,028	(69)	(60)	1	2,900
Commercial & industrial	499	(40)	(4)	—	455	704	100	(29)	3	778
Municipal	36	4	—	—	40	24	4	—	—	28
Consumer	91	(15)	(13)	3	66	79	59	(10)	5	133
Unallocated	440	(19)	—	—	421	241	86	—	—	327
Totals	$4,360	$396	$(73)	$3	$4,686	$4,076	$180	$(99)	$9	$4,166

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2013
Residential 1-4 family	$202,490	$794	$6,669	$643	$209,159	$1,437
Residential 5+ multifamily	3,743	21	971	50	4,714	71
Construction of residential 1-4 family	1,395	6	—	—	1,395	6
Home equity credit	33,741	424	184	1	33,925	425
Residential real estate	241,369	1,245	7,824	694	249,193	1,939
Commercial	91,276	1,045	5,559	88	96,835	1,133
Construction of commercial	9,734	104	21	—	9,755	104
Commercial real estate	101,010	1,149	5,580	88	106,590	1,237
Farm land	4,282	68	—	—	4,282	68
Vacant land	4,773	58	3,125	402	7,897	460
Real estate secured	351,434	2,520	16,529	1,184	367,962	3,704
Commercial and industrial	32,952	426	991	29	33,943	455
Municipal	3,995	40	—	—	3,995	40
Consumer	3,898	36	77	30	3,975	66
Unallocated allowance	—	—	—	—	—	421
Totals	$392,279	$3,022	$17,597	$1,243	$409,876	$4,686
	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2012
Residential 1-4 family	$191,886	$743	$6,666	$652	$198,552	$1,395
Residential 5+ multifamily	2,913	22	976	50	3,889	72
Construction of residential 1-4 family	2,379	10	—	—	2,379	10
Home equity credit	33,697	365	465	92	34,162	457
Residential real estate	230,875	1,140	8,107	794	238,982	1,934
Commercial	81,635	931	5,747	64	87,382	995
Construction of commercial	5,802	64	21	—	5,823	64
Commercial real estate	87,437	995	5,768	64	93,205	1,059
Farm land	4,320	66	—	—	4,320	66
Vacant land	5,795	70	4,131	164	9,926	234
Real estate secured	328,427	2,271	18,006	1,022	346,433	3,293
Commercial and industrial	37,073	467	1,021	32	38,094	499
Municipal	3,378	36	—	—	3,378	36
Consumer	4,061	39	120	53	4,181	92
Unallocated allowance	—	—	—	—	—	440
Totals	$372,939	$2,813	$19,147	$1,107	$392,086	$4,360

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2013
Performing loans	$382,423	$2,687	$77	$30	$382,500	$2,717
Potential problem loans	9,856	335	2,558	86	12,414	421
Impaired loans	—	—	14,962	1,127	14,962	1,127
Unallocated allowance	—	—	—	—	—	421
Totals	$392,279	$3,022	$17,597	$1,243	$409,876	$4,686
December 31, 2012
Performing loans	$364,594	$2,567	$121	$52	$364,713	$2,619
Potential problem loans	8,345	246	2,465	131	10,810	377
Impaired loans	—	—	16,562	924	16,563	924
Unallocated allowance	—	—	—	—	—	440
Totals	$372,939	$2,813	$19,148	$1,107	$392,086	$4,360

Certain data with respect to impaired loans individually evaluated is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance					Loan balance
(in thousands)	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
March 31, 2013
Residential 1-4 family	$3,917	$3,998	$3,868	$631	$17	$2,073	$2,279	$2,161	$10
Home equity credit	48	48	223	1	—	113	118	109	—
Residential real estate	3,965	4,046	4,091	632	17	2,186	2,396	2,270	10
Commercial	1,695	1,860	1,665	88	14	3,122	3,320	3,096	26
Vacant land	3,187	3,387	3,187	403	—	(61)	601	527	—
Real estate secured	8,847	9,293	8,943	1,123	31	5,247	6,317	5,893	36
Commercial and industrial	227	257	257	4	3	641	1,043	669	9
Consumer	—	—	—	—	—	—	—	—	—
Totals	$9,074	$9,550	$9,200	$1,127	$34	$5,888	$7,360	$6,562	$45

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance					Loan balance
(in thousands)	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
December 31, 2012
Residential 1-4 family	$3,857	$3,925	$2,404	$578	$77	$2,263	$2,460	$1,601	$34
Home equity credit	351	351	146	92	—	91	93	203	—
Residential real estate	4,208	4,276	2,550	670	77	2,354	2,553	1,804	34
Commercial	1,629	1,784	1,925	64	60	3,381	3,576	3,122	82
Vacant land	3,186	3,387	1,455	158	—	808	1,467	2,358	4
Real estate secured	9,023	9,447	5,930	892	137	6,543	7,596	7,284	120
Commercial and industrial	335	368	833	32	13	661	1,063	854	31
Consumer	—	—	—	—	—	—	—	—	—
Totals	$9,358	$9,815	$6,763	$924	$150	$7,204	$8,659	$8,138	$151

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

March 31, (in thousands)	2013	2012
Residential mortgage loans serviced for others	$148,705	$125,086
Fair value of mortgage servicing rights	1,739	754

Changes in mortgage servicing rights are as follows:

	Three months
Periods ended March 31, (in thousands)	2013	2012
Loan Servicing Rights
Balance, beginning of period	$1,075	$772
Originated	152	177
Amortization (1)	(104)	(77)
Balance, end of period	1,123	872
Valuation Allowance
Balance, beginning of period	(38)	(22)
Decrease (increase) in impairment reserve (1)	33	(92)
Balance, end of period	(5)	(114)
Loan servicing rights, net	$1,119	$758
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

in thousands)	March 31, 2013	December 31, 2012
Securities available-for-sale (at fair value)	$53,484	$68,839
Loans receivable	115,496	132,720
Total pledged assets	$168,980	$201,559

At March 31, 2013, securities were pledged as follows: $43.6 million to secure public deposits, $9.7 million to secure repurchase agreements and $0.2 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The Company defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing Earnings Per Share (“EPS”) using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share are calculated by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Periods ended March 31, (in thousands, except per share amounts)	2013	2012
Net income	$940	$1,250
Less: Preferred stock dividends declared	(40)	(83)
Less: Undistributed earnings allocated to participating securities	(10)	—
Net income allocated to common stock	$890	$1,167
Common shares issued	1,709	1,689
Less: Unvested restricted stock awards	(20)	—
Common shares outstanding used to calculate basic earnings per common share	1,689	1,689
Add: Diluted effect of unvested restricted stock awards	—	—
Common shares outstanding used to calculate diluted earnings per common share	1,689	—
Earnings per common share (basic and diluted)	0.53	0.69

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2013, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital (to risk-weighted assets)
Salisbury	$64,281	16.47%	$31,228	8.0%	n/a	—
Bank	54,097	13.71	31,559	8.0	$39,449	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	59,433	15.23	15,614	4.0	n/a	—
Bank	49,248	12.48	15,780	4.0	23,669	6.0
Tier 1 Capital (to average assets)
Salisbury	59,433	10.17	23,372	4.0	n/a	—
Bank	49,248	8.43	23,372	4.0	29,215	5.0
December 31, 2012
Total Capital (to risk-weighted assets)
Salisbury	$63,391	16.63%	$30,494	8.0%	n/a	—
Bank	53,132	13.77	30,866	8.0	$38,582	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	58,933	15.46	15,247	4.0	n/a	—
Bank	48,674	12.62	15,432	4.0	23,149	6.0
Tier 1 Capital (to average assets)
Salisbury	58,933	9.87	23,876	4.0	n/a	—
Bank	48,674	8.15	23,876	4.0	29,845	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend periods ended March 31, 2013 and December 31, 2012, was 1.0000%. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. March 29, 2013, Salisbury declared a Series B Preferred Stock dividend of $41,000, payable on April 1, 2013. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

On February 8, 2013, Salisbury granted a total of 19,600 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 22 employees, including 5,000 shares to one Named Executive Officer, Richard J. Cantele, Jr., President and Chief Executive Officer.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months
Periods ended March 31, (in thousands)	2013	2012
Service cost	$—	$115
Interest cost on benefit obligation	66	93
Expected return on plan assets	(67)	(115)
Amortization of prior service cost	—	—
Amortization of net loss	—	36
Net periodic benefit cost	$(1)	$129

Salisbury’s 401(k) Plan expense was $83,000 and $70,000, respectively, for the three month periods ended March 31, 2013 and 2012. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $11,000 for the three month periods ended March 31, 2013 and 2012.

NOTE 9 –COMPREHENSIVE INCOME

The components of accumulated other comprehensive losses are as follows:

March 31, (in thousands)	2013	2012
Unrealized losses on securities available-for-sale, net of tax	$2,671	$1,839
Unrecognized pension plan expense, net of tax	(469)	(2,033)
Accumulated other comprehensive loss, net	$2,202	$(194)

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

Salisbury adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles, in 2008. This guidance provided Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. However, Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption of such ASC.

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

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending first-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
March 31, 2013
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,719	$—	$2,719
U.S. Government agency notes	—	7,697	—	7,697
Municipal bonds	—	45,856	—	45,856
Mortgage-backed securities:
U.S. Government agencies	—	43,958	—	43,958
Collateralized mortgage obligations:
U.S. Government agencies	—	4,752	—	4,752
Non-agency	—	10,690	—	10,690
SBA bonds	—	2,681	—	2,681
Corporate bonds	—	—	—	—
Preferred stocks	311	—	—	311
Securities available-for-sale	$311	$118,353	$—	$118,664
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$7,947	$7,947
Other real estate owned	—	—	712	712
December 31, 2012
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,733	$—	$2,733
U.S. Government agency notes	—	7,726	—	7,726
Municipal bonds	—	47,365	—	47,365
Mortgage-backed securities:
U.S. Government agencies	—	48,729	—	48,729
Collateralized mortgage obligations:
U.S. Government agencies	—	5,197	—	5,197
Non-agency	—	11,507	—	11,507
SBA bonds	—	2,863	—	2,863
Preferred stocks	$167	$126,120	$—	$126,287
Securities available-for-sale
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	8,434	8,434
Other real estate owned	—	—	244	244

Carrying values and estimated fair values of financial instruments are as follows:

			Fair value measurements using
(in thousands)	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
March 31, 2013
Financial Assets
Cash and due from banks	$31,441	$31,441	$31,441	$—	$—
Securities available-for-sale	118,664	118,664	311	118,353	—
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	710	710	—	—	710
Loans receivable net	406,258	406,258	—	—	406,258
Accrued interest receivable	2,021	2,021	—	—	2,021
Financial Liabilities
Demand (non-interest-bearing)	$88,464	$88,464	$—	$—	$88,464
Demand (interest-bearing)	67,714	67,714	—	—	67,714
Money market	129,832	129,832	—	—	129,832
Savings and other	109,657	109,657	—	—	109,657
Certificates of deposit	92,106	92,886	—	—	92,886
Deposits	487,773	488,553	—	—	488,553
FHLBB advances	31,574	35,203	—	—	35,203
Repurchase agreements	2,329	2,329	—	—	2,329
Accrued interest payable	163	163	—	—	163
December 31, 2012
Financial Assets
Cash and due from banks	$43,574	$43,574	$43,574	$—	$—
Securities available-for-sale	126,287	126,287	167	126,120	—
Federal Home Loan Bank stock	5,747	5,747	—	5,747	—
Loans held-for-sale	1,879	1,893	—	—	1,893
Loans receivable net	388,758	389,292	—	—	389,292
Accrued interest receivable	1,818	1,818	—	—	1,818
Financial Liabilities
Demand (non-interest-bearing)	$98,850	$98,850	$—	$—	$98,850
Demand (interest-bearing)	65,991	65,991	—	—	65,991
Money market	128,501	128,501	—	—	128,501
Savings and other	103,985	103,985	—	—	103,985
Certificates of deposit	93,888	94,894	—	—	94,894
Deposits	491,215	492,221	—	—	492,221
FHLBB advances	31,980	35,363	—	—	35,363
Repurchase agreements	1,784	1,784	—	—	1,784
Accrued interest payable	196	196	—	—	196

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2012 Annual Report on Form 10-K for the year ended December 31, 2012 and, along with this Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 of Notes to Consolidated Financial Statements in Salisbury's 2012 Annual Report on Form 10-K for the period ended December 31, 2012 describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses are included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of this Quarterly Report.

Management evaluates goodwill and identifiable intangible assets for impairment annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives, could have a material adverse impact on the results of operations.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2013 and 2012

Overview

Net income available to common shareholders was $900,000, or $0.53 per common share, for the first quarter ended March 31, 2013 (first quarter 2013), compared with $531,000, or $0.31 per common share, for the fourth quarter ended December 31, 2012 (fourth quarter 2012), and $1,167,000, or $0.69 per common share, for the first quarter ended March 31, 2012 (first quarter 2012).

•	Earnings per common share of $0.53 increased $0.22 versus fourth quarter 2012, and decreased $0.16, versus first quarter 2012.
•	The net interest margin increased 22 basis points versus fourth quarter 2012 and remained the same as first quarter 2012 at 3.54%.
•	Tax equivalent net interest income increased $194,000, or 4%, versus fourth quarter 2012, and decreased $59,000, or 1%, versus first quarter 2012.
•	Provision for loan losses was $396,000, versus $380,000 for fourth quarter 2012 and $180,000 for first quarter 2012. Net loan charge-offs were $70,000, versus $199,000 for fourth quarter 2012 and $90,000 for first quarter 2012.
•	Non-interest income decreased $252,000, or 13%, versus fourth quarter 2012 and decreased $34,000, or 2%, versus first quarter 2012.
•	Non-interest expense decreased $629,000, or 12%, versus fourth quarter 2012 and increased $205,000, or 5%, versus first quarter 2012.
•	Net loans receivable increased $17.5 million or 4.5% during the first calendar quarter of 2013 to $406 million, which reflected an increase of $34.5 million or 9% from the end of the first quarter of 2012.
•	Non-performing assets decreased $807,000, or 8%, to $9.3 million, or 1.6% of total assets, versus fourth quarter 2012 and increased $1.7 million versus first quarter 2012. Accruing loans receivable 30-to-89 days past due decreased $911,000 to $4.7 million, or 1.15% of gross loans receivable, versus fourth quarter 2012 and increased $538,000 versus first quarter 2012.

Net Interest Income

Tax equivalent net interest income for first quarter 2013 increased $194,000, or 4%, versus fourth quarter 2012, and decreased $59,000, or 1%, versus first quarter 2012. Average total interest bearing deposits increased $0.7 million versus fourth quarter 2012 and increased $5.3 million versus first quarter 2012. Average earning assets decreased $12.4 million versus fourth quarter 2012 due to the early prepayment of a $10 million FHLBB advance in fourth quarter 2012, and decreased $5.9 million versus first quarter 2012. The net interest margin increased 22 basis points versus fourth quarter 2012 and remained the same as first quarter 2012 at 3.54%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Loans (a)	$403,033	$377,704	$4,485	$4,595	4.46%	4.87%
Securities (c)(d)	118,410	149,699	1,199	1,519	4.05	4.06
FHLBB stock	5,652	5,962	5	10	0.38	0.68
Short term funds (b)	27,447	27,113	17	13	0.25	0.19
Total earning assets	554,542	560,478	5,706	6,137	4.12	4.38
Other assets	40,320	41,829
Total assets	$594,862	$602,307
Interest-bearing demand deposits	$66,689	$68,510	69	109	0.42	0.64
Money market accounts	128,691	121,869	87	114	0.27	0.37
Savings and other	105,934	95,919	52	77	0.20	0.32
Certificates of deposit	92,696	102,418	282	367	1.23	1.43
Total interest-bearing deposits	394,010	388,716	490	667	0.50	0.69
Repurchase agreements	1,856	11,119	1	13	0.23	0.47
FHLBB advances	31,709	46,963	312	495	3.93	4.22
Total interest-bearing liabilities	427,575	446,798	803	1,175	0.76	1.05
Demand deposits	87,923	83,354
Other liabilities	6,876	4,387
Shareholders’ equity	72,488	67,768
Total liabilities & shareholders’ equity	$594,862	$602,307
Net interest income			$4,903	$4,962
Spread on interest-bearing funds					3.36	3.33
Net interest margin (e)					3.54	3.54
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $300,000 and $279,000, respectively for 2013 and 2012 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2013 versus 2012
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$295	$(405)	$(110)
Securities	(317)	(3)	(320)
FHLBB stock	—	(5)	(5)
Short term funds	—	4	4
Total	(22)	(409)	(431)
Interest-bearing liabilities
Deposits	(23)	(154)	(177)
Repurchase agreements	(8)	(4)	(12)
FHLBB advances	(155)	(28)	(183)
Total	(186)	(186)	(372)
Net change in net interest income	$164	$(223)	$(59)

Interest Income

Tax equivalent interest income decreased $431,000, or 7.0%, to $5.7 million for first quarter 2013 as compared with first quarter 2012.

Loan income decreased $110,000, or 2.4%, primarily due to a 41 basis points decline in the average loan yield offset in part by a $25.3 million, or 6.7%, increase in average loans.

Tax equivalent securities income decreased $320,000, or 21.7%, for first quarter 2013 as compared with first quarter 2012, primarily due to a $31.3 million, or 20.9%, decrease in average volume calls and sales of agency bonds and prepayments of mortgage backed securities.

Interest Expense

Interest expense decreased $372,000, or 31.7%, to $0.8 million for first quarter 2013 as compared with first quarter 2012.

Interest on deposit accounts and retail repurchase agreements decreased $189,000, or 27.8%, as a result of lower average rates, down 19 basis points on deposits and 24 basis points on repurchase agreements. Decreased rates were offset in part by a $5.3 million, or 1.4%, increase in the average balance of deposits. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $183,000 as a result of lower average borrowings, down $15.3 million, and by the average borrowing rate decrease of 29 basis points as compared with first quarter 2012. The decline in advances resulted from scheduled maturities that were not replaced with new advances and the prepayment of a $10 million advance in December 2012.

Provision and Allowance for Loan Losses

The provision for loan losses was $396,000 for first quarter 2013 and $180,000 for first quarter 2012. Net loan charge-offs were $70,000 and $90,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months
Periods ended March 31, (dollars in thousands)	2013	2012
Balance, beginning of period	$4,360	$4,076
Provision for loan losses	396	180
Charge-offs
Real estate mortgages	(56)	(60)
Commercial & industrial	(4)	(29)
Consumer	(13)	(10)
Total charge-offs	(73)	(99)
Recoveries
Real estate mortgages	—	1
Commercial & industrial	—	3
Consumer	3	5
Total recoveries	3	9
Net charge-offs	(70)	(90)
Balance, end of period	$4,686	$4,166
Loans receivable, gross	$409,876	$374,877
Non-performing loans	8,587	7,606
Accruing loans past due 30-89 days	4,718	4,181
Ratio of allowance for loan losses:
to loans receivable, gross	1.14%	1.11%
to non-performing loans	54.59	54.77
Ratio of non-performing loans to loans receivable, gross	2.09	2.03
Ratio of accruing loans past due 30-89 days to loans receivable, gross	1.15	1.12

Reserve coverage at March 31, 2013, as measured by the ratio of allowance for loan losses to gross loans, improved to 1.14%, as compared with 1.11% at December 31, 2012 and 1.11% a year ago at March 31, 2012.

During the first three months of 2013, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $1.3 million to $8.6 million, or 2.09% of gross loans receivable, from 2.51% at December 31, 2012 and 2.03% at March 31, 2012 while accruing loans past due 30-89 days decreased $0.9 million to $4.7 million, or 1.15% of gross loans receivable from 1.44% at December 31, 2012 and 1.12% at March 31, 2012. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
March 31, 2013 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$382,422	$2,687	$78	$30	$382,500	$2,717
Potential problem loans	9,856	335	2,558	86	12,414	421
Impaired loans	—	—	14,962	1,127	14,962	1,127
Unallocated allowance	—	—	—	421	—	421
Totals	$392,278	$3,022	$17,598	$1,664	$409,876	$4,686
	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2012 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$364,592	$2,567	$121	$52	$364,713	$2,619
Potential problem loans	8,345	246	2,465	131	10,810	377
Impaired loans	—	—	16,563	924	16,563	924
Unallocated allowance	—	—	—	440	—	440
Totals	$372,937	$2,813	$19,149	$1,547	$392,086	$4,360

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended March 31, 2013.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2013.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the bank is examined annually on a rotational process by one of its two primary regulatory agencies, the FDIC and State of Connecticut Department of Banking (“CTDOB”). As an integral part of their examination process, the FDIC and CTDOB review the Bank's credit risk ratings and allowance for loan losses. The Bank was examined by the CTDOB July 2012 and by the FDIC in July 2011.

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2013	2012	2013 vs. 2012
Trust and wealth advisory fees	$725	$755	$(30)	(3.97)%
Service charges and fees	516	521	(5)	(0.96)
Gains on sales of mortgage loans, net	279	372	(93)	(25.00)
Mortgage servicing, net	26	(84)	110	130.95
Gains on securities, net	—	12	(12)	(100.00)
Other	79	83	(4)	(4.82)
Total non-interest income	$1,625	$1,659	$(34)	(2.05)%

Non-interest income for first quarter 2013 decreased $252,000 versus fourth quarter 2012 and decreased $34,000 versus first quarter 2012. Trust and Wealth Advisory revenues decreased $47,000 versus fourth quarter 2012 and decreased $30,000 versus first quarter 2012. The year-over-year revenue decrease is the result of higher estate fees collected in first quarter 2012, offset by growth in managed assets. Service charges and fees decreased $45,000 versus fourth quarter 2012 and decreased $5,000 versus first quarter 2012. Income from sales and servicing of mortgage loans decreased $165,000 versus fourth quarter 2012 and increased $17,000 versus first quarter 2012 due to residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $8.7 million for first quarter 2013, $13.4 million for fourth quarter 2012 and $16.3 million for first quarter 2012. First quarter 2013, fourth quarter 2012, and first quarter 2012 included mortgage servicing valuation impairment (benefits)/charges of $(33,000), $(73,000), and $92,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2013	2012	2013 vs. 2012
Salaries	$1,750	$1,710	$40	2.34%
Employee benefits	685	690	(5)	(0.72)
Premises and equipment	583	605	(22)	(3.64)
Data processing	419	402	17	4.23
Professional fees	380	313	67	21.41
Collections and OREO	157	111	46	40.54
FDIC insurance	125	128	(3)	(2.34)
Marketing and community contributions	122	87	35	40.23
Amortization of intangible assets	56	56	—	—
Other	428	398	30	7.79
Non-interest expense	$4,705	$4,500	$205	4.56%

Non-interest expense for first quarter 2013 decreased $629,000 versus fourth quarter 2012 and increased $205,000 versus first quarter 2012. Salaries decreased $130,000 versus fourth quarter 2012 due to changes in staffing levels and mix. Employee benefits increased $17,000 versus fourth quarter 2012 due to new deferred compensation plans and an increase in the 401K Safe Harbor Plan in response to the freeze placed on the defined benefit pension plan as of December 31, 2012. Employee benefit expense for the period also reflects the current expense related to the award of 19,600 shares of restricted stock. The total expense of $490,000 will be recognized on a straight line basis over the thirty six month vesting period under which the shares were awarded on February 8, 2013. Premises and equipment decreased $26,000 versus fourth quarter 2012 and decreased $22,000 versus first quarter 2012. The current quarter’s decrease in expense was a result of seasonal maintenance, and repairs to the Lakeville branch during the fourth quarter of 2012. The year-over-year decrease was due primarily to the prior year’s one-time expense related to ADA compliance for ATMs. This favorable first quarter 2013 non-interest expense decrease was offset slightly by higher building maintenance and repairs, and weather related expenses this quarter as compared to the mild winter experienced in the Northeast during the prior quarter and year ago quarter.

Data processing increased $40,000 versus fourth quarter 2012 and $17,000 versus first quarter 2012. Professional fees increased $83,000 versus fourth quarter 2012, and $67,000 versus first quarter 2012. The increases in the current quarter were due to legal expenses and an executive search. Collections and OREO related expenses decreased $184,000 versus fourth quarter 2012 and increased $46,000 versus first quarter 2012. The decrease versus fourth quarter was mainly due to lower current quarter real estate taxes and legal collections, while the fourth quarter 2012 included a one-time loss associated with the sale of an OREO property. Other operating expenses decreased $466,000 versus fourth quarter 2012 and increased $30,000 versus first quarter 2012. The expense in the prior quarter includes a one-time prepayment expense of $450,000 as the result of the early prepayment of a $10 million FHLBB advance maturing 12/16/2013 with a 4.88% coupon. Year-over-year increases were due to rises in other administrative and operational expenses.

Income taxes

The effective income tax rates for first quarter 2013, fourth quarter 2012 and first quarter 2012 were 16.59%, 4.33% and 24.82%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

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

FINANCIAL CONDITION

Overview

Total assets were $597 million at March 31, 2013, down $3 million from December 31, 2012. Loans receivable, net, were $406 million at March 31, 2013, up $17.5 million, or 4.5%, from December 31, 2012. Non-performing assets were $9.3 million at March 31, 2013, down $0.8 million from $10.1 million at December 31, 2012. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.14%, 1.11% and 1.11%, at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Deposits were $488 million, down $3 million from $491 million at December 31, 2012.

At March 31, 2013, book value and tangible book value per common share were $32.88 and $26.70, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 10.17% and 16.47%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During first quarter 2013, securities decreased $7.6 million to $119 million, and FHLBB advances decreased $0.4 million, while cash and cash-equivalents (interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $12.1 million to $31.4 million as Salisbury slightly increased its liquidity position in light of historically low interest rates and growth in volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2013.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1.1 million. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive loss at March 31, 2013 included net unrealized holding gains, net of tax, of $2.2 million, and decrease of $0.2 million over December 2012, partially offset by unrecognized pension plan expense, net of tax, of $0.5 million and $0.5 million respectively.

Loans

Net loans receivable increased $17.5 million during first quarter 2013 to $406.3 million at March 31, 2013, compared with $388.8 million at December 31, 2012.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2013	December 31, 2012
Residential 1-4 family	$209,159	$198,552
Residential 5+ multifamily	4,714	3,889
Construction of residential 1-4 family	1,395	2,379
Home equity credit	33,925	34,162
Residential real estate	249,193	238,982
Commercial	96,835	87,382
Construction of commercial	9,755	5,823
Commercial real estate	106,590	93,205
Farm land	4,282	4,320
Vacant land	7,898	9,926
Real estate secured	367,963	346,433
Commercial and industrial	33,943	38,094
Municipal	3,995	3,378
Consumer	3,975	4,181
Loans receivable, gross	409,876	392,086
Deferred loan origination fees and costs, net	1,068	1,032
Allowance for loan losses	(4,686)	(4,360)
Loans receivable, net	$406,258	$388,758
Loans held-for-sale
Residential 1-4 family	$710	$1,879

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During first quarter 2013, while non-performing assets decreased $0.8 million, the amount of total impaired and potential problem loans remained unchanged at $27.4 million (6.7% of gross loans receivable) during first quarter 2013, compared to $27.4 million, or 7.0% of gross loans receivable at December 31, 2012, and decreased $0.3 million from $27.7 million, or 7.4% of gross loans receivable at March 31, 2012.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2013
Residential 1-4 family	$189,694	$13,344	$6,023	$98	$—	$209,159
Residential 5+ multifamily	2,354	1,142	1,218	—	—	4,714
Construction of residential 1-4 family	1,395	—	—	—	—	1,395
Home equity credit	30,881	1,368	1,676	—	—	33,925
Residential real estate	224,324	15,854	8,917	98	—	249,193
Commercial	68,196	19,679	8,960	—	—	96,835
Construction of commercial	8,989	153	613	—	—	9,755
Commercial real estate	77,185	19,832	9,573	—	—	106,590
Farm land	1,644	1,466	1,172	—	—	4,282
Vacant land	4,425	189	3,284	—	—	7,898
Real estate secured	307,578	37,341	22,946	98	—	367,963
Commercial and industrial	24,049	8,532	1,362	—	—	33,943
Municipal	3,995	—	—	—	—	3,995
Consumer	3,851	101	23	—	—	3,975
Loans receivable, gross	$339,473	$45,974	$24,331	$98	$—	$409,876

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Residential 1-4 family	$180,442	$12,473	$5,538	$99	$—	$198,552
Residential 5+ multifamily	2,872	773	244	—	—	3,889
Construction of residential 1-4 family	1,570	—	809	—	—	2,379
Home equity credit	30,981	1,848	1,333	—	—	34,162
Residential real estate	215,865	15,094	7,924	99	—	238,982
Commercial	64,817	13,299	9,266	—	—	87,382
Construction of commercial	5,055	297	471	—	—	5,823
Commercial real estate	69,872	13,596	9,737	—	—	93,205
Farm land	2,799	341	1,180	—	—	4,320
Vacant land	4,885	863	4,178	—	—	9,926
Real estate secured	293,421	29,894	23,019	99	—	346,433
Commercial and industrial	28,453	8,300	1,341	—	—	38,094
Municipal	3,378	—	—	—	—	3,378
Consumer	3,994	159	28	—	—	4,181
Loans receivable, gross	$329,246	$38,353	$24,388	$99	$—	$392,086

Changes in impaired and potential problem loans are as follows:

	March 31, 2013				March 31, 2012
	Impaired loans				Impaired loans
Three months ended (in thousands)	Non-accrual	Accruing	Potential problem loans	Total	Non-accrual	Accruing	Potential problem loans	Total
Loans placed on non-accrual status	$1,016	$—	$(281)	$735	$117	$—	$—	$117
Loans restored to accrual status	(571)	54	143	(374)	(301)	—	—	(301)
Loan risk rating downgrades to substandard	—	—	2,678	2,678	—	—	1,386	1,386
Loan risk rating upgrades from substandard	—	—	0	0	—	—	(320)	(320)
Loan repayments	(1,206)	652	(932)	1,486)	(237)	(37)	(133)	(407)
Loan charge-offs	(41)	19	(4)	(26)	(84)	—	—	(84)
Increase (decrease) in TDR loans	0	48	0	48	36	731	(136)	631
Real estate acquired in settlement of loans	(835)	(736)	—	(1,571)	—	—	—	—
Increase (decrease) in loans	$(1,637)	$37	$1,604	$4	$(469)	$694	$797	$1,022

For year-to-date 2013 Salisbury has downgraded risk ratings on $2.7 million of loans, placed $1.0 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $84,000 of losses primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance and loan repayments.

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

Salisbury categorizes loans receivable into the following credit quality segments:

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans, excluding troubled debt restructured loans	$5,004	$7,579
Non-accrual troubled debt restructured loans	3,220	2,280
Accruing troubled debt restructured loans	6,738	6,704
Total impaired loans	$14,962	$16,563
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $807,000 during first quarter 2013 to $9.3 million, or 1.6% of assets at March 31, 2013, from $10.1 million, or 1.7% of assets at December 31, 2012, and increased $1.7 million from $7.6 million, or 1.3% of assets at March 31, 2012.

The 8% decrease in non-performing assets in first quarter 2013 resulted primarily from OREO sales of $1.1 million, in addition to $0.6 million of loans returning to accrual status, and $1.2 million from loan repayments. These declines were offset in part by a $0.4 million change in 90+ past due status and additions of $1.0 million in new non-accrual loans and $0.7 million of OREO additions.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Residential 1-4 family	$2,880	$3,024
Home equity credit	113	442
Commercial	2,064	2,235
Vacant land	3,125	3,994
Real estate secured	8,182	9,695
Commercial and industrial	42	164
Consumer	—	—
Non-accruing loans	8,224	9,859
Accruing loans past due 90 days and over	363	—
Non-performing loans	8,587	9,859
Real estate acquired in settlement of loans	712	244
Non-performing assets	$9,299	$10,103

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2013	December 31, 2012
Current	$2,622	$1,797
Past due 001-029 days	15	75
Past due 030-059 days	62	701
Past due 060-089 days	978	445
Past due 090-179 days	780	1,983
Past due 180 days and over	4,129	4,858
Total non-performing loans	$8,587	$9,859

At March 31, 2013, 31.88% of non-accrual loans were current with respect to loan payments, compared with 18.23% at December 31, 2012. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $1.0 million during first quarter 2013 to $10.0 million, or 2.43% of gross loans receivable at March 31, 2013, from $9.0 million, or 2.29% of gross loans receivable at December 31, 2012.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Residential 1-4 family	$3,158	$3,098
Commercial	2,754	2,774
Real estate secured	5,912	5,872
Commercial and industrial	826	832
Accruing troubled debt restructured loans	6,738	6,704
Residential 1-4 family	2,020	1,041
Commercial	1,145	1,159
Vacant land	—	—
Real estate secured	3,165	2,200
Commercial and industrial	55	80
Non-accrual troubled debt restructured loans	3,220	2,280
Troubled debt restructured loans	$9,958	$8,984

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2013	December 31, 2012
Current	$5,052	$5,354
Past due 001-029 days	1,686	445
Past due 030-059 days	—	905
Accruing troubled debt restructured loans	6,738	6,704
Current	2,522	1,333
Past due 001-029 days	—	—
Past due 030-059 days	55	301
Past due 060-089 days	145	194
Past due 090-179 days	46	—
Past due 180 days and over	452	452
Non-accrual troubled debt restructured loans	3,220	2,280
Total troubled debt restructured loans	$9,958	$8,984

At March 31, 2013, 76.07% of troubled debt restructured loans were current with respect to loan payments, as compared with 74.43% at December 31, 2012.

Past Due Loans

Loans past due 30 days or more decreased $2.9 million during first quarter 2013 to $10.7 million, or 2.60% of gross loans receivable at March 31, 2013, compared with $13.6 million, or 3.47% of gross loans receivable at December 31, 2012.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Past due 030-059 days	$1,166	$4,309
Past due 060-089 days	3,553	1,317
Past due 090-179 days	362	—
Accruing loans	5,081	5,626
Past due 030-059 days	62	701
Past due 060-089 days	978	445
Past due 090-179 days	418	1,983
Past due 180 days and over	4,130	4,859
Non-accrual loans	5,588	7,988
Total loans past due 30 days or greater	$10,669	$13,614

Potential Problem Loans

Potential problem loans increased $1.6 million during first quarter 2013 to $12.4 million, or 3.03% of gross loans receivable at March 31, 2013, compared with $10.8 million, or 2.76% of gross loans receivable at December 31, 2012.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Residential 1-4 family	$2,932	$3,108
Residential 5+ multifamily	975	—
Home equity credit	1,562	892
Residential real estate	5,469	4,000
Commercial	4,506	4,624
Construction of commercial	592	450
Commercial real estate	5,098	5,074
Farm land	1,172	1,180
Vacant land	158	183
Real estate secured	11,897	10,437
Commercial and Industrial	494	345
Consumer	23	28
Potential problem loans	$12,414	10,810

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2013	December 31, 2012
Current	$7,750	$7,992
Past due 001-029 days	1,045	452
Past due 030-059 days	846	2,065
Past due 060-089 days	2,575	301
Past due 090-179 days	198	—
Total potential problem loans	$12,414	$10,810

At March 31, 2013, 62.43% of potential problem loans were current with respect to loan payments, as compared with 73.93% at December 31, 2012.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits decreased $3.4 million during first quarter 2013 to $487.8 million at March 31, 2013, from $491.2 million at December 31, 2012, and increased $15.1 million for year-over-year from $472.7 million at March 31, 2012. Retail repurchase agreements increased $0.5 million during first quarter 2013 to $2.3 million at March 31, 2013, compared with $1.8 million at December 31, 2012, and decreased $8.0 million for year-over-year compared with $10.4 million at March 31, 2012.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during first quarter 2013 to $31.6 million at March 31, 2013, from $32.0 million at December 31, 2012, and decreased $11.6 million for year-over-year from $43.2 million at March 31, 2012. The decreases were due to amortizing payments of advances, maturities of advances that were not renewed, and the prepayment in fourth quarter 2012 of a $10.0 million advance maturing 12/16/2013 with a 4.88% coupon.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At March 31, 2013, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 26.24%, down from 30.55% at December 31, 2012. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2013 provided net cash of $2.5 million. Investing activities utilized net cash of $10.8 million, principally from $19.4 million of net loan originations and principle collections, offset by proceeds from calls and maturities of securities available-for-sale and $1.1 million proceeds from sales of other real estate owned. Financing activities utilized net cash of $3.8 million, principally due to a net decrease of $2.9 million in deposits and repurchase agreements and common and preferred stock dividends paid.

At March 31, 2013, Salisbury had outstanding commitments to fund new loan originations of $13.9 million and unused lines of credit of $52.1 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $72.2 million at March 31, 2013, up $0.2 million from December 31, 2012. Book value and tangible book value per common share were $32.88 and $26.70, respectively, compared with $33.14 and $26.85, respectively, at December 31, 2012. Contributing to the increase in shareholders’ equity for year-to-date 2013 was net income of $940,000 and issuance of restricted stock of $490,000, less loss in other comprehensive income of $235,000, less common and preferred stock dividends of $479,000 and $41,000, respectively, and $466,000 in restricted stock unrecognized compensation. Other comprehensive income included unrealized gains on securities available-for-sale, net of tax, of $2.7 million and unrealized loss on the pension plan income, net of tax, of $0.5 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend periods ended March 31, 2013 and December 31, 2012, was 1.0000%. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On March 29, 2013, Salisbury declared a Series B Preferred Stock dividend of $41,000, payable on April 1, 2013. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

As part of the CPP, Salisbury had issued to the Treasury a 10-year Warrant to purchase 57,671 shares of Common Stock at an exercise price of $22.93 per share. The Warrant was repurchased for $205,000 on November 2, 2011.

On February 8, 2013, Salisbury granted a total of 19,600 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 22 employees, including 5,000 shares to one Named Executive Officer, Richard J. Cantele, Jr., Chief Executive Officer and President.

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

		March 31, 2013		December 31, 2012
	Well capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.47%	13.71%	16.63%	13.77%
Tier 1 Capital (to risk-weighted assets)	6.00	15.23	12.48	15.46	12.62
Tier 1 Capital (to average assets)	5.00	10.17	8.43	9.87	8.15

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

Dividends

During the three month period ended March 31, 2013 Salisbury paid $40,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $473,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 31, 2013 to shareholders of record on May 10, 2013. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised March 27, 2009, notes that, as a general matter, the board of directors of a BHC should inform the FRB and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2013 analysis, all of the simulations incorporate a management’s growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2013 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 20 basis points for short term rates to 50 basis points for the 10-year Treasury; and (4) gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 275 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2013 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2013:

As of March 31, 2013	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(14.76)%	(9.16)%
Immediately falling interest rates (management’s growth assumptions)	(0.74)	(2.90)
Gradually rising interest rates (management’s growth assumptions)	(4.46)	(8.82)

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

As of March 31, 2013 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(90)	$(176)
U.S. Government agency notes	(92)	(231)
Municipal bonds	(1,562)	(3,602)
Mortgage backed securities	(1,190)	(2,775)
Collateralized mortgage obligations	(436)	(869)
SBA pools	(7)	(14)
Total available-for-sale debt securities	$(3,377)	$(7,667)

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2013.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

On February 25, 2013, Erling Christophersen filed a Motion to Stay the Foreclosure Action pending disposition of his appeal. The Bank has opposed that motion.

On April 4, 2013, the Bank moved to dismiss the appeal of the Foreclosure Action for lack of subject matter jurisdiction; that motion is currently pending.

There are no other material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
10.1	Severance Agreement with Richard J. Cantele, Jr. dated February 11, 2013 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 15, 2013).

10.2	Participation Agreement of Richard J. Cantele, Jr. in the Non-Qualified Deferred Compensation Plan dated February 11, 2013 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 15, 2013).

10.3	Change in Control Agreement with Donald E. White dated April 1, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 13, 2013	by	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 13, 2013	by	/s/ Donald E. White
Donald E. White,
Executive Vice President and Chief Financial Officer

