Form 10-Q
period 2013-06-30
SALISBURY BANCORP INC
filed 2013-08-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐ ☐ Accelerated filer ☐ ☐ Non-accelerated filer ☐ ☐ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares of Common Stock outstanding as of August 13, 2013 is 1,710,121.

TABLE OF CONTENTS

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3
	Consolidated Statements of Income for the three and six month periods
	ended June 30, 2013 and 2012	4
	Consolidated Statements of Comprehensive Income for the three and six month periods
	ended June 30, 2013 and 2012	5
	Consolidated Statements of Changes in Shareholders' Equity for the six month
	period ended June 30, 2013 and 2012	5
	Consolidated Statements of Cash Flows for the six month period ended
	June 30, 2013 and 2012	6
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$6,051	$9,545
Interest bearing demand deposits with other banks	26,909	34,029
Total cash and cash equivalents	32,960	43,574
Interest-bearing time deposits	4,233	—
Securities
Available-for-sale at fair value	106,610	126,287
Federal Home Loan Bank of Boston stock at cost	5,340	5,747
Loans held-for-sale	864	1,879
Loans receivable, net (allowance for loan losses: $4,632 and $4,360)	416,729	388,758
Other real estate owned	435	244
Bank premises and equipment, net	11,288	11,520
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,856 and $1,745)	687	798
Accrued interest receivable	2,002	1,818
Cash surrender value of life insurance policies	7,416	7,295
Deferred taxes	285	—
Other assets	2,034	3,064
Total Assets	$600,712	$600,813
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$90,203	$98,850
Demand (interest bearing)	73,606	65,991
Money market	134,052	128,501
Savings and other	104,331	103,985
Certificates of deposit	89,848	93,888
Total deposits	492,040	491,215
Repurchase agreements	2,980	1,784
Federal Home Loan Bank of Boston advances	31,187	31,980
Deferred taxes	—	590
Accrued interest and other liabilities	3,016	3,247
Total Liabilities	529,223	528,816
Commitments and contingencies	—	—
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,710,121 and 1,689,691	171	169
Paid-in capital	13,668	13,158
Retained earnings	41,279	40,233
Unearned Compensation - restricted stock awards	(415)	—
Accumulated other comprehensive income, net	786	2,437
Total Shareholders' Equity	71,489	71,997
Total Liabilities and Shareholders' Equity	$600,712	$600,813

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands except per share amounts) unaudited	2013	2012	2013	2012
Interest and dividend income
Interest and fees on loans	$4,470	$4,582	$8,898	$9,178
Interest on debt securities
Taxable	468	659	941	1,375
Tax exempt	478	510	966	1,044
Other interest and dividends	18	15	36	27
Total interest and dividend income	5,434	5,766	10,841	11,624
Interest expense
Deposits	488	623	978	1,290
Repurchase agreements	1	6	2	19
Federal Home Loan Bank of Boston advances	312	451	624	946
Total interest expense	801	1,080	1,604	2,255
Net interest and dividend income	4,633	4,686	9,237	9,369
Provision for loan losses	240	180	636	360
Net interest and dividend income after provision for loan losses	4,393	4,506	8,601	9,009
Non-interest income
Trust and wealth advisory	824	735	1,549	1,490
Service charges and fees	575	547	1,092	1,068
Gains on sales of mortgage loans, net	153	263	431	635
Mortgage servicing, net	8	(5)	34	(89)
Gains on securities, net	—	267	—	279
Other	90	83	169	166
Total non-interest income	1,650	1,890	3,275	3,549
Non-interest expense
Salaries	1,835	1,748	3,585	3,458
Employee benefits(1)	763	957	1,448	1,647
Premises and equipment	583	591	1,166	1,196
Data processing	367	418	787	821
Professional fees	309	303	689	616
Collections and OREO(2)	75	356	230	467
FDIC insurance	114	119	239	247
Marketing and community support	105	87	228	175
Amortization of intangibles	56	56	111	111
Other	403	390	833	788
Total non-interest expense	4,610	5,025	9,316	9,526
Income before income taxes	1,433	1,371	2,560	3,032
Income tax provision	289	254	476	666
Net income	$1,144	$1,117	$2,084	$2,366
Net income available to common shareholders	$1,092	$1,069	$1,985	$2,234

Basic earnings per common share	$0.65	$0.63	$1.17	$1.32
Diluted earnings per common share	$0.65	$0.63	$1.17	$1.32
Common dividends per share	0.28	0.28	0.56	0.56

⁽¹⁾ Included pension plan curtailment expense of $341,000 for the three and six month periods ended June 30, 2012.

⁽²⁾ Included litigation expense of $294,000 and $340,000, respectively, for the three and six month periods ended June 30, 2012

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2013	2012	2013	2012
Net income	$1,144	$1,117	$2,084	$2,366
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(2,146)	495	(2,502)	1,219
Reclassification of net realized gains in net income	—	267	—	279
Unrealized (losses) gains on securities available-for-sale	(2,144)	762	(2,502)	1,498
Income tax benefit (expense)	730	(259)	851	(509)
Unrealized (losses) gains on securities available-for-sale, net of tax	(1,416)	503	(1,651)	989
Change in unrecognized pension plan costs	—	(96)	—	(59)
Income tax expense	—	33	—	20
Pension plan income, net of tax	—	(63)	—	(39)
Other comprehensive (loss) income, net of tax	(1,416)	440	(1,651)	950
Comprehensive (loss) income	$(272)	$1,557	$433	$3,316

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock					Unrecognized Compensation–	Accumulated other comp-
(dollars in thousands) unaudited	Shares	Amount	Preferred Stock	Paid-in capital	Retained earnings	Restricted Stock Awards	rehensive income (loss)	Total share- holders’ equity
Balances at December 31, 2011	1,688,731	$169	$16,000	$13,134	$38,264	$—	$(705)	$66,862
Net income for period	—	—	—	—	2,366	—	—	2,366
Other comprehensive income, net of tax	—	—	—	—	—	—	950	950
Common stock dividends paid	—	—	—	—	(946)	—	—	(946)
Preferred stock dividends declared	—	—	—	—	(130)	—	—	(130)
Issuance of common stock for director fees	960	—	—	24	—	—	—	24
Balances at June 30, 2012	1,689,691	$169	$16,000	$13,158	$39,554	$—	$245	$69,126
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$—	$2,437	$71,997
Net income for year	—	—	—	—	2,084	—	—	2,084
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,651)	(1,651)
Common stock dividends declared	—	—	—	—	(957)	—	—	(957)
Preferred stock dividends declared	—	—	—	—	(81)	—	—	(81)
Issuance of restricted common stock	19,600	2	—	488	—	(490)	—	—
Forfeiture of restricted common stock	(500)	—		(12)		12	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	63	—	63
Issuance of common stock for director fees	1,330	—	—	34	—	—	—	34
Balances at June 30, 2013	1,710,121	$171	$16,000	$13,668	$41,279	$(415)	$786	$71,489

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands) unaudited	2013	2012
Operating Activities
Net income	$2,084	$2,366
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation
Securities	262	323
Bank premises and equipment	428	447
Core deposit intangible	111	111
Mortgage servicing rights	197	163
Fair value adjustment on loans	16	17
Gains on calls of securities available-for-sale	—	(12)
Gains on sales of securities available-for-sale	—	(267)
Loss on sale/disposals of premises and equipment	—	1
Loss (gain) recognized on other real estate owned	9	(1)
Provision for loan losses	636	360
Decrease (increase) in loans held-for-sale	1,015	(2,207)
Increase in deferred loan origination fees and costs, net	(96)	(31)
Mortgage servicing rights originated	(230)	(308)
(Decrease) increase in mortgage servicing rights impairment reserve	(34)	102
Increase in interest receivable	(184)	(526)
Deferred tax benefit	(25)	(25)
Decrease in prepaid expenses	724	279
Increase in cash surrender value of life insurance policies	(121)	(135)
Decrease in income tax receivable	338	534
Decrease (increase) in other assets	36	(22)
Decrease in accrued expenses	168	446
Decrease in interest payable	(37)	(56)
(Decrease) increase in other liabilities	(362)	50
Issuance of shares for director’s fee	34	24
Issuance of shares of restricted stock	63	—
Net cash provided by operating activities	5,032	1,633
Investing Activities
Redemption of Federal Home Loan Bank stock	407	285
Purchase of interest-bearing time deposit with other banks	(4,233)	—
Proceeds from calls of securities available-for-sale	1,400	7,148
Proceeds from maturities of securities available-for-sale	15,514	11,672
Proceeds from sale of securities available-for-sale	—	2,767
Proceeds from maturities of securities held-to-maturity	—	50
Loan originations and principle collections, net	(30,090)	(5,821)
Recoveries of loans previously charged-off	10	29
Proceeds from sales of other real estate owned	1,353	1,745
Capital expenditures	(195)	(150)
Net cash (utilized) provided by investing activities	(15,834)	17,725
Financing Activities
Increase in deposit transaction accounts, net	4,864	10,863
Decrease in time deposits, net	(4,040)	(4,259)
Increase (decrease) in securities sold under agreements to repurchase, net	1,195	(5,967)
Principal payments on Federal Home Loan Bank of Boston advances	(793)	(11,814)
Common stock dividends paid	(957)	(946)
Preferred stock dividends paid	(81)	(146)
Net cash provided (utilized) by financing activities	188	(12,269)
Net (decrease) increase in cash and cash equivalents	(10,614)	7,089
Cash and cash equivalents, beginning of period	43,574	36,886
Cash and cash equivalents, end of period	$32,960	$43,975

6

Cash paid during period
Interest	$1,641	$2,311
Income taxes	163	1,175
Non-cash transfers
Transfer from loans to other real estate owned	1,553	—
Transfer from other real estate owned to loans	—	1,000

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2012 Annual Report on Form 10-K for the period ended December 31, 2012.

The allowance for loan losses is a significant accounting policy and is presented in Note 3 to Consolidated Financial Statements and in Management’s Discussion and Analysis, which provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

Impact of New Accounting Pronouncements Issued

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU is not expected to have an impact on Salisbury’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on Salisbury’s results of operations or financial position.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
June 30, 2013
Available-for-sale
U.S. Treasury notes	$2,496	$187	$—	$2,683
U.S. Government Agency notes	2,511	154	—	2,665
Municipal bonds	44,066	1,082	(1,183)	43,965
Mortgage backed securities
U.S. Government Agencies	39,528	622	(48)	40,102
Collateralized mortgage obligations
U.S. Government Agencies	4,220	54	—	4,274
Non-agency	9,449	485	(21)	9,913
SBA bonds	2,418	102	—	2,520
Preferred Stock	20	468	—	488
Total securities available-for-sale	$104,708	$3,154	$(1,252)	$106,610
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2012
Available-for-sale
U.S. Treasury notes	$2,496	$237	$—	$2,733
U.S. Government Agency notes	7,515	211	—	7,726
Municipal bonds	45,395	2,138	(168)	47,365
Mortgage backed securities
U.S. Government Agencies	47,465	1,284	(20)	48,729
Collateralized mortgage obligations
U.S. Government Agencies	5,131	66	—	5,197
Non-agency	11,081	494	(68)	11,507
SBA bonds	2,781	82	—	2,863
Preferred Stock	20	147	—	167
Total securities available-for-sale	$121,884	$4,659	$(256)	$126,287
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,747	$—	$—	$5,747
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the six month period ended June 30, 2013 and sold a $2,500,000 Treasury bond available-for-sale during the six month period ended June 30, 2012. The gain recognized on this sale was $267,000.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
June 30, 2013
Available-for-sale
Municipal Bonds	$11,454	$688	$2,039	$495	$13,493	$1,183
Mortgage backed securities	4,769	47	42	1	4,811	48
Collateralized mortgage obligations
Non-agency	1,036	6	335	15	1,371	21
Total temporarily impaired securities	17,259	741	2,416	511	19,675	1,252
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	—	—	—	—	—	—
Total temporarily and other-than-temporarily impaired securities	$17,259	$741	$2,416	$511	$19,675	$1,252

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2013.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at June 30, 2013.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at June 30, 2013.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2013 to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30 (in thousands)	2013	2012
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it was focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. In 2011, the FHLBB resumed modest quarterly cash dividends to its members and in early 2012 the FHLBB repurchased its excess stock pool. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2013. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2013	December 31, 2012
Residential 1-4 family	$218,654	$198,552
Residential 5+ multifamily	4,881	3,889
Construction of residential 1-4 family	732	2,379
Home equity credit	33,561	34,162
Residential real estate	257,828	238,982
Commercial	92,841	87,382
Construction of commercial	9,129	5,823
Commercial real estate	101,970	93,205
Farm land	4,233	4,320
Vacant land	9,215	9,926
Real estate secured	373,246	346,433
Commercial and industrial	39,035	38,094
Municipal	4,049	3,378
Consumer	3,902	4,181
Loans receivable, gross	420,232	392,086
Deferred loan origination fees and costs, net	1,129	1,032
Allowance for loan losses	(4,632)	(4,360)
Loans receivable, net	$416,729	$388,758
Loans held-for-sale
Residential 1-4 family	$864	$1,879

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Residential 1-4 family	$200,213	$11,757	$6,587	$97	$—	$218,654
Residential 5+ multifamily	2,691	1,215	975	—	—	4,881
Construction of residential 1-4 family	732	—	—	—	—	732
Home equity credit	31,209	1,152	1,200	—	—	33,561
Residential real estate	234,845	14,124	8,762	97	—	257,828
Commercial	66,523	17,378	8,940	—	—	92,841
Construction of commercial	8,366	153	610	—	—	9,129
Commercial real estate	74,889	17,531	9,550	—	—	101,970
Farm land	1,626	1,450	1,157	—	—	4,233
Vacant land	5,753	297	3,165	—	—	9,215
Real estate secured	317,113	33,402	22,634	97	—	373,246
Commercial and industrial	29,245	8,585	1,205	—	—	39,035
Municipal	4,049	—	—	—	—	4,049
Consumer	3,746	134	22	—	—	3,902
Loans receivable, gross	$354,153	$42,121	$23,861	$97	$—	$420,232
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Residential 1-4 family	$180,442	$12,473	$5,538	$99	$—	$198,552
Residential 5+ multifamily	2,872	773	244	—	—	3,889
Construction of residential 1-4 family	1,570	—	809	—	—	2,379
Home equity credit	30,981	1,848	1,333	—	—	34,162
Residential real estate	215,865	15,094	7,924	99	—	238,982
Commercial	64,817	13,299	9,266	—	—	87,382
Construction of commercial	5,055	297	471	—	—	5,823
Commercial real estate	69,872	13,596	9,737	—	—	93,205
Farm land	2,799	341	1,180	—	—	4,320
Vacant land	4,885	863	4,178	—	—	9,926
Real estate secured	293,421	29,894	23,019	99	—	346,433
Commercial and industrial	28,453	8,300	1,341	—	—	38,094
Municipal	3,378	—	—	—	—	3,378
Consumer	3,994	159	28	—	—	4,181
Loans receivable, gross	$329,246	$38,353	$24,388	$99	$—	$392,086

The composition of loans receivable by delinquency status is as follows:

	Past due
(in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non-accrual
June 30, 2013
Residential 1-4 family	$210,299	$4,959	$1,808	$1,036	$290	$262	$3,396	$—	$3,587
Residential 5+ multifamily	4,881	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	732	—	—	—	—	—	—	—	—
Home equity credit	32,599	571	119	160	112	—	390	—	137
Residential real estate	248,511	5,530	1,927	1,196	402	262	3,786	—	3,724
Commercial	88,441	2,194	469	654	310	773	2,206	310	1,883
Construction of commercial	8,969	—	—	141	19	—	160	—	19
Commercial real estate	97,410	2,194	469	795	329	773	2,366	310	1,902
Farm land	3,818	—	30	385	—	—	415	—	—
Vacant land	5,957	10	101	27	47	3,073	3,248	—	3,120
Real estate secured	355,696	7,734	2,527	2,403	778	4,108	9,815	310	8,746
Commercial and industrial	38,421	474	116	3	22	—	141	—	148
Municipal	4,050	—	—	—	—	—	—	—	—
Consumer	3,680	143	65	13	—	—	78	—	—
Loans receivable, gross	$401,847	$8,351	$2,708	$2,419	$799	$4,108	$10,034	$310	$8,894
December 31, 2012
Residential 1-4 family	$190,488	$2,545	$3,578	$639	$1,185	$117	$5,519	$—	$3,024
Residential 5+ multifamily	3,889	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	2,379	—	—	—	—	—	—	—	—
Home equity credit	32,540	890	113	396	—	223	732	—	442
Residential real estate	229,296	3,435	3,691	1,035	1,185	340	6,251	—	3,466
Commercial	83,477	864	1,104	566	58	1,313	3,041	—	2,214
Construction of commercial	5,659	—	164	—	—	—	164	—	21
Commercial real estate	89,136	864	1,268	566	58	1,313	3,205	—	2,235
Farm land	3,898	422	—	—	—	—	—	—	—
Vacant land	5,932	—	—	48	740	3,206	3,994	—	3,994
Real estate secured	328,262	4,721	4,959	1,649	1,983	4,859	13,450	—	9,695
Commercial and industrial	37,618	351	26	99	—	—	125	—	164
Municipal	3,378	—	—	—	—	—	—	—	—
Consumer	4,034	108	25	14	—	—	39	—	—
Loans receivable, gross	$373,292	$5,180	$5,010	$1,762	$1,983	$4,859	$13,614	$—	$9,859

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	Three months ended June 30, 2013			Six months ended June 30, 2013
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	2	$836	$836	3	$1,906	$1,906
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	1	91	91	1	91	91
Troubled debt restructurings	3	$927	$927	4	$1,997	$1,997
Rate reduction	—	$—	$—	2	$1,070	$1,070
Rate reduction and debt consolidation	1	91	91	1	91	91
Rate reduction and interest only pursuant to sale	1	758	758	1	758	758
Rate reduction and term extension	1	78	78	1	78	78
Troubled debt restructurings	3	$927	$927	5	$1,997	$1,997

Three loans were restructured during the quarter ended June 30, 2013 and were current at June 30, 2013.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended June 30					Six months ended June 30
(in thousands)	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
2013 Periods
Residential	$1,938	$9	$(55)	$—	$1,892	$1,934	$32	$(74)	$—	$1,892
Commercial	1,237	236	(75)	5	1,403	1,059	413	(75)	6	1,403
Land	528	(231)	(160)	—	137	301	34	(198)	—	137
Real estate	3,703	14	(290)	5	3,432	3,294	479	(347)	6	3,432
Commercial & industrial	455	86	—	—	541	499	46	(4)	—	541
Municipal	40	1	—	—	41	36	5	—	—	41
Consumer	67	12	(11)	2	70	92	(3)	(24)	5	70
Unallocated	421	127	—	—	548	440	109	—	(1)	548
Totals	$4,686	$240	$(301)	$7	$4,632	$4,361	$636	$(375)	$10	$4,632
2012 Periods
Residential	$1,500	$95	$(118)	$—	$1,477	$1,479	$134	$(136)	$—	$1,477
Commercial	1,061	214	—	1	1,276	1,139	135	—	2	1,276
Land	339	(120)	—	—	219	409	(148)	(42)	—	219
Real estate	2,900	189	(118)	1	2,972	3,027	121	(178)	2	2,972
Commercial & industrial	778	38	—	5	821	704	138	(29)	8	821
Municipal	28	(1)	—	—	27	24	3	—	—	27
Consumer	132	(41)	(39)	13	65	79	17	(49)	18	65
Unallocated	328	(5)	—	—	323	242	81	—	—	323
Totals	$4,166	$180	$(157)	$19	$4,208	$4,076	$360	$(256)	$28	$4,208

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2013
Residential 1-4 family	$212,106	$842	$6,548	$611	$218,654	$1,453
Residential 5+ multifamily	3,916	20	965	50	4,881	70
Construction of residential 1-4 family	732	3	—	—	732	3
Home equity credit	33,192	366	369	—	33,561	366
Residential real estate	249,946	1,231	7,882	661	257,828	1,892
Commercial	87,462	989	5,379	296	92,841	1,285
Construction of commercial	9,110	98	19	20	9,129	118
Commercial real estate	96,572	1,087	5,398	316	101,970	1,403
Farm land	4,233	67	—	—	4,233	67
Vacant land	6,095	66	3,120	4	9,215	70
Real estate secured	356,846	2,451	16,400	981	373,246	3,432
Commercial and industrial	37,995	456	1,040	85	39,035	541
Municipal	4,049	40	—	—	4,049	40
Consumer	3,835	37	67	33	3,902	70
Unallocated allowance	—	—	—	—	—	549
Totals	$402,725	$2,984	$17,507	$1,099	$420,232	$4,632
(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2012
Residential 1-4 family	$191,886	$743	$6,666	$652	$198,552	$1,395
Residential 5+ multifamily	2,913	22	976	50	3,889	72
Construction of residential 1-4 family	2,379	10	—	—	2,379	10
Home equity credit	33,697	365	465	92	34,162	457
Residential real estate	230,875	1,140	8,107	794	238,982	1,934

Commercial	81,635	931	5,747	64	87,382	995
Construction of commercial	5,802	64	21	—	5,823	64
Commercial real estate	87,437	995	5,768	64	93,205	1,059
Farm land	4,320	66	—	—	4,320	66
Vacant land	5,795	70	4,131	164	9,926	234
Real estate secured	328,427	2,271	18,006	1,022	346,433	3,293
Commercial and industrial	37,073	467	1,021	32	38,094	499
Municipal	3,378	36	—	—	3,378	36
Consumer	4,061	39	120	53	4,181	92
Unallocated allowance	—	—	—	440	—	440
Totals	$372,939	$2,813	$19,147	$1,547	$392,086	$4,360

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2013
Performing loans	$393,819	$2,719	$227	$33	$394,046	$2,752
Potential problem loans	8,907	265	1,428	101	10,335	366
Impaired loans	—	—	15,851	965	15,851	965
Unallocated allowance	—	—	—	549	—	549
Totals	$402,726	$2,984	$17,506	$1,648	$420,232	$4,632
December 31, 2012
Performing loans	$364,594	$2,567	$121	$52	$364,715	$2,619
Potential problem loans	8,345	246	2,464	131	10,809	377
Impaired loans	—	—	16,562	924	16,562	924
Unallocated allowance	—	—	—	440	—	440
Totals	$372,939	$2,813	$19,147	$1,547	$392,086	$4,360

Certain data with respect to impaired loans individually evaluated is as follows:

	Impaired loans with specific allowance				Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
June 30, 2013
Residential 1-4 family	$4,282	$4,448	$4,008	$585	$43	$2,709	$2,143	$2,909	$15
Home equity credit	—	—	127	—	—	185	138	189	1
Residential real estate	4,282	4,448	4,135	585	43	2,894	2,281	3,098	16
Commercial	2,481	2,498	1,641	316	64	2,155	3,086	2,592	20
Vacant land	206	221	2,820	4	—	2,914	640	3,962	—
Real estate secured	6,969	7,167	8,596	905	107	7,963	6,007	9,652	36
Commercial and industrial	303	334	327	60	6	616	599	1,018	18
Consumer	—	—	—	—	—	—	—	—	—
Totals	$7,272	$7,501	$8,923	$965	$113	$8,579	$6,606	$10,670	$54

	Impaired loans with specific allowance				Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
December 31, 2012
Residential 1-4 family	$3,857	$3,925	$2,404	$578	$77	$2,263	$2,460	$1,601	$34
Home equity credit	351	351	146	92	—	91	93	203	—
Residential real estate	4,208	4,276	2,550	670	77	2,354	2,553	1,804	34
Commercial	1,629	1,784	1,925	64	60	3,381	3,576	3,122	82
Vacant land	3,186	3,387	1,455	158	—	808	1,467	2,358	4
Real estate secured	9,023	9,447	5,930	892	137	6,543	7,596	7,284	120
Commercial and industrial	335	368	833	32	13	661	1,063	854	31
Consumer	—	—	—	—	—	—	—	—	—
Totals	$9,358	$9,815	$6,763	$924	$150	$7,204	$8,659	$8,138	$151

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

June 30, (in thousands)	2013	2012
Residential mortgage loans serviced for others	$ 149,388	$ 132,770
Fair value of mortgage servicing rights	1,661	887

Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2013	2012	2013	2012
Loan Servicing Rights
Balance, beginning of period	$ 1,124	$ 875	$ 1,076	$ 772
Originated	78	128	230	308
Amortization (1)	(93)	(86)	(197)	(164)
Balance, end of period	1,109	917	1,109	916
Valuation Allowance
Balance, beginning of period	(5)	(114)	(38)	(22)
Decrease (increase) in impairment reserve (1)	1	(10)	34	(101)
Balance, end of period	(4)	(124)	(4)	(123)
Loan servicing rights, net	$ 1,105	$ 793	$ 1,105	$ 793
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	June 30, 2013	December 31, 2012
Securities available-for-sale (at fair value)	$ 52,131	$ 54,497
Loans receivable	120,388	106,457
Total pledged assets	$ 172,519	$ 160,954

At June 30, 2013, securities were pledged as follows: $42.1 million to secure public deposits, $9.9 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Six months
Periods ended June 30, (in thousands)	2013	2012	2013	2012
Net income	$1,144	$1,117	$2,084	$2,366
Less: Preferred stock dividends declared	(40)	(48)	(81)	(132)
Less: Undistributed earnings allocated to participating securities	(12)	—	(18)	—
Net income allocated to common stock	$1,092	$1,069	$1,985	$2,234
Common shares issued	1,710	1,690	1,705	1,690
Less: Unvested restricted stock awards	(19)		(15)	—
Common shares outstanding used to calculate basic earnings per common share	1,691	1,690	1,690	1,690
Add: Diluted effect of unvested restricted stock awards	—	—	—	—
Common shares outstanding used to calculate diluted earnings per common share	1,691	—	1,690	—
Earnings per common share (basic and diluted)	$0.65	$0.63	$1.17	$1.32

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2013, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital (to risk-weighted assets)
Salisbury	$ 65,062	16.48%	$ 31,576	8.0%	n/a	-
Bank	54,697	13.72	31,888	8.0	$39,860	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	60,187	15.25	15,788	4.0	n/a	-
Bank	49,823	12.50	15,944	4.0	23,916	6.0
Tier 1 Capital (to average assets)
Salisbury	60,187	10.23	23,532	4.0	n/a	-
Bank	49,823	8.48	23,493	4.0	29,366	5.0
December 31, 2012
Total Capital (to risk-weighted assets)
Salisbury	$ 63,391	16.63%	$ 30,494	8.0%	n/a	-
Bank	53,132	13.77	30,866	8.0	$38,582	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	58,933	15.46	15,247	4.0	n/a	-
Bank	48,674	12.62	15,432	4.0	23,149	6.0
Tier 1 Capital (to average assets)
Salisbury	58,933	9.87	23,876	4.0	n/a	-
Bank	48,674	8.15	23,876	4.0	29,845	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend periods ended June 30, 2013 and March 31, 2013, was 1.0000%. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On June 28, 2013, Salisbury declared a Series B Preferred Stock dividend of $40,000, payable on July 1, 2013. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Grants of Restricted Stock and Options

On February 8, 2013, Salisbury granted a total of 19,600 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 22 employees, including 5,000 shares to one Named Executive Officer, Richard J. Cantele, Jr., President and Chief Executive Officer.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2013	2012	2013	2012
Service cost	$—	$87	$—	$202
Interest cost on benefit obligation	66	86	132	179
Expected return on plan assets	(67)	(112)	(135)	(227)
Amortization of net loss	1	25	3	61
Settlements and curtailments	—	341	—	341
Net periodic benefit cost	$—	$427	$—	$556

Salisbury’s 401(k) Plan expense was $173,000 and $70,000, respectively, for the three month periods ended June 30, 2013 and 2012. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $12,000 and $11,000 for the three month periods ended June 30, 2013 and 2012 respectively.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

June 30, (in thousands)	2013	2012

Unrealized gains on securities available-for-sale, net of tax	$ 1,255	$ 2,342
Unrecognized pension plan expense, net of tax	(469)	(2,097)
Accumulated other comprehensive income, net	$ 786	$ 245

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

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under GAAP. This guidance provided Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. However, Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption of such ASC.

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

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending first-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.

•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

21

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
June 30, 2013
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,683	$—	$2,683
U.S. Government agency notes	—	2,665	—	2,665
Municipal bonds	—	43,965	—	43,965
Mortgage-backed securities:
U.S. Government agencies	—	40,102	—	40,102
Collateralized mortgage obligations:
U.S. Government agencies	—	4,274	—	4,274
Non-agency	—	9,913	—	9,913
SBA bonds	—	2,520	—	2,520
Preferred stocks	488	—	—	488
Securities available-for-sale	$488	$106,122	$—	$106,610
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$6,306	$6,306
Other real estate owned	—	—	435	435
December 31, 2012
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,733	$—	$2,733
U.S. Government agency notes	—	7,726	—	7,726
Municipal bonds	—	47,365	—	47,365
Mortgage-backed securities:
U.S. Government agencies	—	48,729	—	48,729
Collateralized mortgage obligations:
U.S. Government agencies	—	5,197	—	5,197
Non-agency	—	11,507	—	11,507
SBA bonds	—	2,863	—	2,863
Preferred stocks	167	—	—	167
Securities available-for-sale	$167	$126,120	$—	$126,287
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	8,434	8,434
Other real estate owned	—	—	244	244

22

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(in thousands)	value	fair value	Level 1	Level 2	Level 3
June 30, 2013
Financial Assets
Cash and due from banks	$32,960	$32,960	$32,960	$—	$—
Interest-bearing time deposits	4,233	4,233	—	—	4,233
Securities available-for-sale	106,610	106,610	488	106,122
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	864	870	—	—	870
Loans receivable net	416,729	409,411	—	—	409,411
Accrued interest receivable	2,002	2,002	—	—	2,002
Financial Liabilities
Demand (non-interest-bearing)	$90,203	$90,203	$—	$—	$90,203
Demand (interest-bearing)	73,606	73,606	—	—	73,606
Money market	134,052	134,052	—	—	134,052
Savings and other	104,331	104,331	—	—	104,331
Certificates of deposit	89,848	90,679	—	—	90,679
Deposits	492,040	492,871	—	—	492,871
FHLBB advances	31,187	34,135	—	—	34,135
Repurchase agreements	2,980	2,980	—	—	2,980
Accrued interest payable	159	159	—	—	159
December 31, 2012
Financial Assets
Cash and due from banks	$43,574	$43,574	$43,574	$—	$—
Securities available-for-sale	126,287	126,287	167	126,120	—
Federal Home Loan Bank stock	5,747	5,747	—	5,747	—
Loans held-for-sale	1,879	1,893	—	—	1,893
Loans receivable net	388,758	389,292	—	—	389,292
Accrued interest receivable	1,818	1,818	—	—	1,818
Financial Liabilities
Demand (non-interest-bearing)	$98,850	$98,850	$—	$—	$98,850
Demand (interest-bearing)	65,991	65,991	—	—	65,991
Money market	128,501	128,501	—	—	128,501
Savings and other	103,985	103,985	—	—	103,985
Certificates of deposit	93,888	94,894	—	—	94,894
Deposits	491,215	492,221	—	—	492,221
FHLBB advances	31,980	35,363	—	—	35,363
Repurchase agreements	1,784	1,784	—	—	1,784
Accrued interest payable	196	196	—	—	196

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2013 and 2012

Overview

Net income available to common shareholders was $1,092,000, or $0.65 per common share, for the quarter ended June 30, 2013 (second quarter 2013), versus $890,000, or $0.53 per common share, for the quarter ended March 31, 2013 (first quarter 2013), and $1,069,000, or $0.63 per common share, for the quarter ended June 30, 2012 (second quarter 2012).

•	Earnings per common share of $0.65 increased $0.12, or 22.6%, as compared to $0.53 for the first quarter 2013, and increased $0.02, or 3.2%, as compared to second quarter 2012.
•	Tax equivalent net interest income increased $39,000, or 0.8%, versus first quarter 2013, and decreased $40,000, or 0.8%, versus second quarter 2012.
•	Provision for loan losses for the second quarter was $240,000 versus $396,000 for the first quarter 2013 and $180,000 for second quarter 2012. Net loan charge-offs were $294,000, versus $70,000 for first quarter 2013 and $138,000 for second quarter 2012.
•	Non-interest income increased $25,000, or 1.6%, versus first quarter 2013 and decreased $240,000, or 12.7%, versus second quarter 2012, which included $267,000 in gains on sale of securities.
•	Non-interest expense decreased $95,000, or 2.0%, versus first quarter 2013 and $415,000, or 8.3%, versus second quarter 2012. Second quarter 2012 included non-recurring expenses totaling $591,000 which consisted of $341,000 in pension plan curtailment expense and $250,000 in litigation expense.
•	Preferred stock dividends remained unchanged from the first quarter at $40,000 for second quarter 2013 and declined by $8,000 as compared with the second quarter 2012 dividend of $48,000.
•	Non-performing assets increased $0.3 million, or 4.0%, to $9.6 million, or 1.6% of total assets, at June 30, 2013 versus March 31, 2013 and increased $1.2 million versus June 30, 2012. Accruing loans receivable 30-to-89 days past due decreased $0.5 million to $4.3 million, or 1.02% of gross loans receivable at June 30, 2013, versus March 31, 2013 and increased $1.8 million versus June 30, 2012.

Net Interest Income

Tax equivalent net interest income for second quarter 2013 increased $39,000, or 0.8%, versus first quarter 2013, and decreased $40,000, or 0.8%, versus second quarter 2012. Average total interest bearing deposits increased $4.9 million as compared with first quarter 2013 and increased $10.8 million, or 2.8%, as compared with second quarter 2012. Average earning assets increased $4.7 million as compared with first quarter 2013 and increased $1.5 million, or 0.2%, as compared with second quarter 2012. The net interest margin on a tax equivalent basis remained unchanged from first quarter 2013 at 3.54% and increased 1 basis point versus second quarter 2012 from 3.53%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Loans (a)	$413,979	$382,602	$ 4,535	$ 4,583	4.38%	4.79%
Securities (c)(d)	108,977	139,621	1,184	1,398	4.35	4.00
FHLBB stock	5,340	5,747	5	8	0.42	0.54
Short term funds (b)	30,960	29,830	19	15	0.24	0.20
Total earning assets	559,256	557,800	5,743	6,004	4.11	4.31
Other assets	39,556	39,130
Total assets	$598,812	$596,930
Interest-bearing demand deposits	$ 70,627	$ 64,702	70	93	0.40	0.58
Money market accounts	131,274	125,142	90	105	0.27	0.34
Savings and other	106,512	98,170	54	71	0.20	0.29
Certificates of deposit	90,520	100,091	274	354	1.21	1.42
Total interest-bearing deposits	398,933	388,105	488	623	0.49	0.65
Repurchase agreements	2,486	5,911	1	6	0.19	0.38
FHLBB advances	31,319	42,938	312	452	3.94	4.16
Total interest-bearing liabilities	432,738	436,954	801	1,081	0.74	0.99
Demand deposits	90,114	86,676
Other liabilities	3,227	4,237
Shareholders’ equity	72,733	69,063
Total liabilities & shareholders’ equity	$598,812	$596,930
Net interest income			$ 4,942	$ 4,923
Spread on interest-bearing funds					3.37	3.32
Net interest margin (e)					3.54	3.53
25

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $309,000 and $236,000, respectively for 2013 and 2012 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2013 versus 2012
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$ 360	$ (408)	$ (48)
Securities	(320)	106	(214)
FHLBB stock	-	(3)	(3)
Short term funds	1	3	4
Total	41	(302)	(261)
Interest-bearing liabilities
Deposits	(14)	(121)	(135)
Repurchase agreements	(2)	(3)	(5)
FHLBB advances	(119)	(21)	(140)
Total	(135)	(145)	(280)
Net change in net interest income	$ 176	$ (157)	$ 19

Interest Income

Tax equivalent interest income decreased $261,000, or 4.3%, to $5.7 million for second quarter 2013 as compared with second quarter 2012.

Loan income decreased $48,000, or 1.0%, primarily due to a 41 basis points decline in the average loan yield offset in part by a $31.4 million, or 8.2%, increase in average loans.

Tax equivalent securities income decreased $214,000, or 15.3%, for second quarter 2013 as compared with second quarter 2012, primarily due to a $30.6 million, or 21.9%, decrease in average volume calls and sales of agency bonds and prepayments of mortgage backed securities.

Interest Expense

Interest expense decreased $280,000, or 25.9%, to $0.8 million for second quarter 2013 as compared with second quarter 2012.

Interest on deposit accounts and retail repurchase agreements decreased $140,000, or 22.3%, as a result of lower average rates, down 16 basis points on deposits and 19 basis points on repurchase agreements. Decreased rates were offset in part by a $10.8 million, or 2.8%, increase in the average balance of deposits. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $140,000 as a result of lower average borrowings, down $11.7 million, and by the average borrowing rate decrease of 22 basis points as compared with second quarter 2012. The decline in advances resulted from scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $240,000 for second quarter 2013 and $396,000 for first quarter 2013. Net loan charge-offs were $294,000 and $70,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Three months		Six months
Periods ended June 30, (dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$4,687	$4,166	$4,360	$4,076
Provision for loan losses	240	180	636	360
Charge-offs

26

Real estate mortgages	(291)	(118)	(347)	(178)
Commercial & industrial	—	—	(4)	(29)
Consumer	(11)	(39)	(24)	(49)
Total charge-offs	(302)	(157)	(375)	(256)
Recoveries
Real estate mortgages	5	1	6	2
Commercial & industrial	—	5	—	8
Consumer	2	13	5	18
Total recoveries	7	19	11	28
Net charge-offs	(295)	(138)	(364)	(228)
Balance, end of period	$4,632	$4,208	$4,632	$4,208
Loans receivable, gross			$420,232	$380,384
Non-performing loans			9,204	8,409
Accruing loans past due 30-89 days			4,271	2,459
Ratio of allowance for loan losses:
to loans receivable, gross			1.10%	1.11%
to non-performing loans			50.32	50.04
Ratio of non-performing loans to loans receivable, gross			2.19	2.21
Ratio of accruing loans past due 30-89 days to loans receivable, gross			1.02	0.65

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, remained stable at 1.10% at June 30, 2013 versus 1.14% at March 31, 2013 and 1.11% at June 30, 2012.

During the first six months of 2013, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $0.8 million to $9.2 million, or 2.19% of gross loans receivable, from 2.51% at December 31, 2012 and 2.21% at June 30, 2012 while accruing loans past due 30-89 days increased $1.8 million to $4.3 million, or 1.02% of gross loans receivable from 1.44% at December 31, 2012 and 0.65% at June 30, 2012. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

June 30, 2013 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$ 393,819	$ 2,719	$ 227	$ 33	$394,046	$ 2,752
Potential problem loans	8,907	265	1,428	101	10,335	366
Impaired loans	-	-	15,851	965	15,851	965
Unallocated allowance	-	-	-	549	-	549
Totals	$402,726	$ 2,984	$ 17,506	$ 1,648	$420,232	$ 4,632
December 31, 2012 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$364,592	$ 2,567	$ 121	$ 52	$364,713	$ 2,619
Potential problem loans	8,345	246	2,465	131	10,810	377
Impaired loans	-	-	16,563	924	16,563	924
Unallocated allowance	-	-	-	440	-	440
Totals	$372,937	$ 2,813	$ 19,149	$ 1,547	$392,086	$ 4,360

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended June 30, 2013.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2013.

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

28

Non-interest income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Trust and wealth advisory fees	$824	$735	$89	12.11%
Service charges and fees	575	547	28	5.12
Gains on sales of mortgage loans, net	153	263	(110)	(41.83)
Mortgage servicing, net	8	(5)	13	260.00
Gains on securities, net	—	267	(267)	(100.00)
Other	90	83	7	8.43
Total non-interest income	$1,650	$1,890	$(240)	(12.70)%

Non-interest income increased $25,000, or 1.5%, versus first quarter 2013 and decreased $240,000, or 12.7%, versus second quarter 2012. Trust and Wealth Advisory revenues increased $99,000 versus first quarter 2013 and increased $89,000 versus second quarter 2012. The year-over-year revenue increase results from growth in managed assets and higher fees collected in second quarter 2013. Service charges and fees increased $59,000 versus first quarter 2013 and $28,000 versus second quarter 2012. Income from sales and servicing of mortgage loans in the second quarter decreased by $144,000 as compared to the first quarter 2013 and decreased $97,000 as compared to the second quarter 2012 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loan sales totaled $5.1 million for second quarter 2013, $8.7 million for first quarter 2013 and $12.2 million for second quarter 2012. Second quarter 2013, first quarter 2013 and second quarter 2012 included mortgage servicing valuation benefit (impairment) charges of $1,000, $33,000 and ($10,000), respectively. Non-interest income for the second quarter 2012 included securities gain of $267,000 as a result of the sale of $2.5 million of US Treasury bonds which partially offset non-recurring pension curtailment and litigation expenses. Other income includes income from bank owned life insurance and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Salaries	$1,835	$1,748	$87	4.98%
Employee benefits	763	957	(194)	(20.27)
Premises and equipment	583	591	(8)	(1.35)
Data processing	367	418	(51)	(12.20)
Professional fees	309	303	6	1.98
Collections and OREO	75	356	(281)	(78.93)
FDIC insurance	114	119	(5)	(4.20)
Marketing and community support	105	87	18	20.69
Amortization of intangible assets	56	56	—	—
Other	403	390	13	3.33
Non-interest expense	$4,610	$5,025	$(415)	(8.26)%

Non-interest expense for second quarter 2013 decreased $95,000 versus first quarter 2013 and $415,000 versus second quarter 2012. Compensation and employee benefits increased $163,000 versus first quarter 2013, and decreased $107,000 versus second quarter 2012. Second quarter 2012 included pension plan curtailment expense of $341,000 from retiree lump-sum withdrawals. The current quarter includes benefit accrual adjustments and one-time expenses related to staffing changes. Premises and equipment remained unchanged versus first quarter 2013 and decreased $8,000 versus second quarter 2012. Data processing decreased $52,000 versus first quarter 2013 and $51,000 versus second quarter 2012. Professional fees decreased $71,000 versus first quarter 2013, and increased $6,000 versus second quarter 2012. First quarter 2013 included legal expenses and an executive search. Collections and OREO decreased $82,000 versus first quarter 2013, and decreased $281,000 versus second quarter 2012 due primarily to decreased litigation and OREO expense. Salisbury had $435,000 in foreclosed property at June 30, 2013. FDIC insurance decreased $11,000 versus first quarter 2013 and decreased $5,000 versus second quarter 2012. Remaining operating expenses decreased $42,000 versus first quarter 2013 and increased $31,000 versus second quarter 2012 due primarily to reductions in other administrative and operational expenses.

Income taxes

The effective income tax rates for second quarter 2013, first quarter 2013 and second quarter 2012 were 20%, 17% and 19%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

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

For the six month periods ended June 30, 2013 and 2012

Overview

Net income available to common shareholders was $1,985,000, or $1.17 per common share, for the six month period ended June 30, 2013 (six month period 2013), compared with $2,234,000, or $1.32 per common share, for the six month period ended June 30, 2012 (six month period 2012).

•	Earnings per common share decreased $0.15, or 11.4%, to $1.17 versus six month period 2012.
•	Tax equivalent net interest income decreased $9,000, or 0.1%, to $9.8 million, versus six month period 2012.
•	Provision for loan losses was $636,000, versus $360,000 for six month period 2012. Net loan charge-offs were $365,000, versus $228,000 for six month period 2012.
•	Non-interest income decreased $274,000, or 7.7%, versus six month period 2012. Six month period 2012 included a $267,000 securities gain.
•	Non-interest expense decreased $210,000, or 2.2%, versus six month period 2012. Six month period 2012 included a pension plan curtailment expense of $341,000 and litigation expenses of $340,000, of which $250,000 was non-recurring.

Net Interest Income

Tax equivalent net interest income for six month period 2013 decreased $9,000, or 0.1%, versus six month period 2012. The net interest margin increased 1 basis point to 3.54% from 3.53%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Loans (a)	$408,537	$380,152	$9,019	$9,178	4.42%	4.83%
Securities (c)(d)	113,667	144,660	2,383	2,887	4.19	3.99
FHLBB stock	5,495	5,855	11	15	0.40	0.52
Short term funds (b)	29,213	28,472	36	28	0.25	0.19
Total earning assets	556,912	559,139	11,449	12,108	4.12	4.33
Other assets	39,936	40,480
Total assets	$596,848	$599,619
Interest-bearing demand deposits	$68,669	$66,182	139	198	0.41	0.60
Money market accounts	129,990	123,505	177	219	0.27	0.36
Savings and other	106,224	97,469	106	152	0.20	0.31
Certificates of deposit	91,602	101,254	556	721	1.22	1.43
Total interest-bearing deposits	396,485	388,410	978	1,290	0.50	0.67
Repurchase agreements	2,173	8,515	2	18	0.21	0.43
FHLBB advances	31,512	44,951	624	946	3.94	4.16
Total interest-bearing liabilities	430,170	441,876	1,604	2,254	0.75	1.02
Demand deposits	90,794	85,001
Other liabilities	3,273	4,326
Shareholders’ equity	72,611	68,416
Total liabilities & shareholders’ equity	$596,848	$599,619
Net interest income			$9,845	$9,854
Spread on interest-bearing funds					3.37	3.31
Net interest margin (e)					3.54	3.53
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $607,000 and $484,000, respectively for 2013 and 2012 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2013 versus 2012
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$656	$(815)	$(159)
Securities	(634)	130	(504)
FHLBB stock	(1)	(3)	(4)
Short term funds	1	7	8
Total	22	(681)	(659)
Interest-bearing liabilities
Deposits	(37)	(275)	(312)
Repurchase agreements	(10)	(6)	(16)
FHLBB advances	(274)	(48)	(322)
Total	(321)	(329)	(650)
Net change in net interest income	$343	$(352)	$(9)

Interest Income

Tax equivalent interest income increased $9,000, or 0.1%, to $9.8 million for six month period 2013 versus six month period 2012.

Loan income decreased $159,000, or 1.7%, primarily due to a 41 basis points decline in the average loan yield offset in part by a $28.4 million, or 7.5%, increase in average loans. Tax equivalent securities income decreased $504,000, or 17.5%, primarily due to a $31.0 million, or 21.4%, decrease in average volume, offset in part by a 20 basis points increase in the average yield. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed securities. Income from short term funds increased $8,000 as a result of a 6 basis points increase in the average yield and by a $0.7 million increase in the average balance.

Interest Expense

Interest expense decreased $650,000, or 28.8%, to $1.6 million for six month period 2013 versus six month period 2012.

Interest on deposit accounts and retail repurchase agreements decreased $328,000, or 25.1%, as a result of lower average rates, down 17 and 22 basis points respectively, along with an average balance decrease of $6.3 million in repurchase agreements. Decreased rates were offset in part by an $8.1 million, or 2.1%, increase in the average balance of deposits. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $322,000 as a result of lower average borrowings, down $13.4 million, and a lower average borrowing rate, down 22 basis points, due to scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $636,000 for six month period 2013 and $360,000 for six month period 2012. Net loan charge-offs were $365,000 and $228,000, for the respective periods.

Reserve coverage at June 30, 2013, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.10%, as compared with 1.11% a year ago at June 30, 2012. During the first six months of 2013, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $0.8 million to $9.2 million. Such amount represents 2.19% of gross loans receivable, a decrease from 2.21% at June 30, 2012. At June 30, 2013 accruing loans past due 30-89 days increased $1.8 million to $4.3 million, or 1.02% of gross loans receivable from 0.65% at June 30, 2012. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Trust and wealth advisory fees	$1,549	$1,490	$59	3.96%
Service charges and fees	1,092	1,068	24	2.25
Gains on sales of mortgage loans, net	431	635	(204)	(32.13)
Mortgage servicing, net	34	(89)	123	138.20
Gains on securities, net	—	279	(279)	(100.00)
Other	169	166	3	1.81
Total non-interest income	$3,275	$3,549	$(274)	(7.72)%

Non-interest income for the six month period 2013 decreased $274,000 versus six month period 2012. Trust and Wealth Advisory revenues increased $59,000 from growth in managed assets, offset slightly by lower estate and tax preparation fees collected in 2013. Service charges and fees increased $24,000 due primarily to higher interchange fees resulting from increased volume. Income from sales and servicing of mortgage loans decreased $204,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $13.8 million for six month period 2013 and $28.5 million for six month period 2012. Six month period 2013 and 2012 included mortgage servicing valuation benefit (impairment) charges of $34,000 and ($102,000), respectively. Six month period 2013 no gains on securities were realized, while six month period 2012 gains on securities resulted from the sale of $2.5 million of US Treasury bonds. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Salaries	$3,585	$3,458	$127	3.67%
Employee benefits	1,448	1,647	(199)	(12.08)
Premises and equipment	1,166	1,196	(30)	(2.51)
Data processing	787	821	(34)	(4.14)
Professional fees	689	616	73	11.85
Collections and OREO	230	467	(237)	(50.75)
FDIC insurance	239	247	(8)	(3.24)
Marketing and community contributions	228	175	53	30.29
Amortization of intangible assets	111	111	—	—
Other	833	788	45	5.71
Non-interest expense	$9,316	$9,526	$(210)	(2.20)%

Non-interest expense for six month period 2013 decreased $210,000 versus six month period 2012. Salaries increased $127,000 due to changes in staffing levels and mix and annual salary increases. Employee benefits decreased $199,000 due primarily to lower pension plan expenses in 2013. A hard freeze was put on the defined benefit pension plan as of December 31, 2012 thereby reducing 2013 expenses and a curtailment expense of $341,000 from retiree lump-sum withdrawals was realized in 2012, These lower pension expenses were offset in part by new deferred compensation plans implemented to replace the pension plan. Premises and equipment decreased $30,000 due primarily to upgraded equipment and software purchased in 2012. The decrease was offset slightly by higher building maintenance and repairs, snow removal and utilities in 2013.

Data processing decreased $34,000 due primarily to lower tax preparation fees assessed in the Trust area. Professional fees increased $73,000 due primarily to higher investment management fees associated with the growth in trust and wealth advisory assets under management and increased legal fees associated with new compensation plans. Collections and OREO expense decreased $237,000 due primarily to lower litigation expenses, down $258,000, and delinquent real estate taxes, down $40,000, offset in part by higher appraisal and inspection expenses, up $46,000. Salisbury had one foreclosed property at June 30, 2013. FDIC insurance decreased $8,000. Marketing and contributions increased $53,000 due primarily to timing of general marketing campaigns and increased contributions to community organizations. Other operating expenses increased $45,000 due to higher other administrative and operational expenses.

Income taxes

The effective income tax rates for six month period 2013 and six month period 2012 were 18.59% and 21.97%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $600.7 million at June 30, 2013, down $0.1 million from December 31, 2012. Loans receivable, net, were $416.7 million at June 30, 2013, up $28.0 million, or 7.2%, from December 31, 2012. Non-performing assets were $9.6 million at June 30, 2013, down $0.5 million from $10.1 million at December 31, 2012. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.10%, 1.11% and 1.11%, at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Deposits were $492.0 million, up $0.8 million from $491.2 million at December 31, 2012.

At June 30, 2013, book value and tangible book value per common share were $32.45 and $26.30, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 10.23% and 16.48%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During second quarter 2013, securities decreased $12.1 million to $106.6 million, and FHLBB advances decreased $0.4 million, while cash and cash-equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $1.6 million to $33.0 million as Salisbury slightly increased its liquidity position in light of upcoming borrowing maturities and growth in volatile deposits.

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

Salisbury does not intend to sell any of its securities and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2013.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1.1 million. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive income at June 30, 2013 included net unrealized holding gains, net of tax, of $1.3 million, a decrease of $1.6 million over December 2012, partially offset by unrecognized pension plan expense, net of tax, of $0.5 million and $0.5 million respectively.

Loans

Net loans receivable increased $27.9 million during first half 2013 to $416.7 million at June 30, 2013, compared with $388.8 million at December 31, 2012.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2013	December 31, 2012
Residential 1-4 family	$218,654	$198,552
Residential 5+ multifamily	4,881	3,889
Construction of residential 1-4 family	732	2,379
Home equity credit	33,561	34,162
Residential real estate	257,828	238,982
Commercial	92,841	87,382
Construction of commercial	9,129	5,823
Commercial real estate	101,970	93,205
Farm land	4,233	4,320
Vacant land	9,215	9,926
Real estate secured	373,246	346,433
Commercial and industrial	39,035	38,094
Municipal	4,049	3,378
Consumer	3,902	4,181
Loans receivable, gross	420,232	392,086
Deferred loan origination fees and costs, net	1,129	1,032
Allowance for loan losses	(4,632)	(4,360)
Loans receivable, net	$416,729	$388,758
Loans held-for-sale
Residential 1-4 family	$864	$1,879

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During first half 2013, non-performing assets decreased $0.5 million, and the amount of total impaired and potential problem loans decreased $1.2 million.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Residential 1-4 family	$200,213	$11,757	$6,587	$97	$—	$218,654
Residential 5+ multifamily	2,691	1,215	975	—	—	4,881
Construction of residential 1-4 family	732	—	—	—	—	732
Home equity credit	31,209	1,152	1,200	—	—	33,561
Residential real estate	234,845	14,124	8,762	97	—	257,828
Commercial	66,523	17,378	8,940	—	—	92,841
Construction of commercial	8,366	153	610	—	—	9,129
Commercial real estate	74,889	17,531	9,550	—	—	101,970
Farm land	1,626	1,450	1,157	—	—	4,233
Vacant land	5,753	297	3,165	—	—	9,215
Real estate secured	317,113	33,402	22,634	97	—	373,246
Commercial and industrial	29,245	8,585	1,205	—	—	39,035
Municipal	4,049	—	—	—	—	4,049
Consumer	3,746	134	22	—	—	3,902
Loans receivable, gross	$354,153	$42,121	$23,861	$97	$—	$420,232

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Residential 1-4 family	$180,442	$12,473	$5,538	$99	$—	$198,552
Residential 5+ multifamily	2,872	773	244	—	—	3,889
Construction of residential 1-4 family	1,570	—	809	—	—	2,379
Home equity credit	30,981	1,848	1,333	—	—	34,162
Residential real estate	215,865	15,094	7,924	99	—	238,982
Commercial	64,817	13,299	9,266	—	—	87,382
Construction of commercial	5,055	297	471	—	—	5,823
Commercial real estate	69,872	13,596	9,737	—	—	93,205
Farm land	2,799	341	1,180	—	—	4,320
Vacant land	4,885	863	4,178	—	—	9,926
Real estate secured	293,421	29,894	23,019	99	—	346,433
Commercial and industrial	28,453	8,300	1,341	—	—	38,094
Municipal	3,378	—	—	—	—	3,378
Consumer	3,994	159	28	—	—	4,181
Loans receivable, gross	$329,246	$38,353	$24,388	$99	$—	$392,086

Changes in impaired and potential problem loans are as follows:

	June 30, 2013				June 30, 2012
	Impaired loans		Potential		Impaired loans		Potential
Three months ended (in thousands)	Non-	Accruing	problem		Non-	Accruing	problem
	accrual		loans	Total	accrual		loans	Total
Loans placed on non-accrual status	$1,180	$(758)	$—	$422	$1,807	$(646)	$(739)	$422
Loans restored to accrual status	(234)	234	—	0	(887)	563	22	(302)
Loan risk rating downgrades to substandard	—	—	800	800	—	—	1,666	1,666
Loan risk rating upgrades from substandard	—	—	(1,350)	(1,350)	—	—	(320)	(320)
Loan repayments	(223)	(94)	(1,529)	(1,846)	(419)	(86)	(203)	(708)
Loan charge-offs	(224)	—	—	(224)	(203)	—	—	(203)
Increase (decrease) in TDR loans	—	836	—	836	35	2,302	(1,830)	507
Real estate acquired in settlement of loans	—	—	—	0	—	—	—	—
Inter-month tax advances	173	—	—	173	—	—	—	—
Increase (decrease) in loans	$672	$218	$(2,079)	$(1,189)	$333	$2,133	$(1,404)	$1,062

For year-to-date 2013 Salisbury has placed $1.4 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $275,000 of loans primarily as a result of collateral deficiencies. Offsetting these deteriorations were loan risk rating upgrades resulting from improved performance and loan repayments.

Salisbury has cooperative relationships with the majority of its non-performing loan customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. Salisbury pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When Salisbury’s reasonable attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, Salisbury will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans, excluding troubled debt restructured loans	$5,131	$7,579
Non-accrual troubled debt restructured loans	3,763	2,280
Accruing troubled debt restructured loans	6,957	6,704
Total impaired loans	$15,851	$16,563
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $0.5 million during first half 2013 to $9.6 million, or 1.6% of assets at June 30, 2013, from $10.1 million, or 1.7% of assets at December 31, 2012, and increased $1.2 million from $8.4 million, or 1.4% of assets at June 30, 2012.

The 5% decrease in non-performing assets in first half 2013 resulted primarily from OREO sales of $1.3 million, in addition to $0.8 million of loans returning to accrual status, $0.3 million charged off and $2.6 million from loan repayments and payoffs. These declines were offset in part by a $1.4 million change in 90+ past due status, $0.2 million advance for taxes, additions of $2.2 million in new non-accrual loans and $0.7 million of OREO additions.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Residential 1-4 family	$ 3,587	$ 3,024
Home equity credit	137	442
Commercial	1,902	2,235
Vacant land	3,120	3,994
Real estate secured	8,746	9,695
Commercial and industrial	148	164
Consumer	-	-
Non-accruing loans	8,894	9,859
Accruing loans past due 90 days and over	310	-
Non-performing loans	9,204	9,859
Real estate acquired in settlement of loans	435	244
Non-performing assets	$ 9,639	$ 10,103

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2013	December 31, 2012
Current	$ 2,422	$ 1,797
Past due 001-029 days	1,018	75
Past due 030-059 days	644	701
Past due 060-089 days	213	445
Past due 090-179 days	799	1,983
Past due 180 days and over	4,108	4,858
Total non-performing loans	$ 9,204	$ 9,859

At June 30, 2013, 27.23% of non-accrual loans were current with respect to loan payments, compared with 18.23% at December 31, 2012. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $1.7 million during 2013 to $10.7 million, or 2.55% of gross loans receivable at June 30, 2013, from $9.0 million, or 2.29% of gross loans receivable at December 31, 2012.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Residential 1-4 family	$ 3,452	$ 3,098
Commercial	2,734	2,774
Real estate secured	6,186	5,872
Commercial and industrial	771	832
Accruing troubled debt restructured loans	6,957	6,704
Residential 1-4 family	2,487	1,041
Commercial	1,138	1,159
Vacant land	-	-
Real estate secured	3,625	2,200
Commercial and industrial	138	80
Non-accrual troubled debt restructured loans	3,763	2,280
Troubled debt restructured loans	$ 10,720	$ 8,984

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2013	December 31, 2012
Current	$ 5,235	$ 5,354
Past due 001-029 days	1,722	445
Past due 030-059 days	-	905
Accruing troubled debt restructured loans	6,957	6,704
Current	1,618	1,333
Past due 001-029 days	1,018	-
Past due 030-059 days	515	301
Past due 060-089 days	141	194
Past due 090-179 days	19	-
Past due 180 days and over	452	452
Non-accrual troubled debt restructured loans	3,763	2,280
Total troubled debt restructured loans	$ 10,720	$ 8,984

At June 30, 2013, 63.92% of troubled debt restructured loans were current with respect to loan payments, as compared with 74.43% at December 31, 2012.

Past Due Loans

Loans past due 30 days or more decreased $3.6 million during 2013 to $10.0 million, or 2.39% of gross loans receivable at June 30, 2013, compared with $13.6 million, or 3.47% of gross loans receivable at December 31, 2012.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Past due 030-059 days	$ 2,065	$ 4,309
Past due 060-089 days	2,206	1,317
Past due 090-179 days	310	-
Accruing loans	4,581	5,626
Past due 030-059 days	644	701
Past due 060-089 days	213	445
Past due 090-179 days	489	1,983
Past due 180 days and over	4,108	4,859
Non-accrual loans	5,454	7,988
Total loans past due 30 days or greater	$ 10,035	$ 13,614

Potential Problem Loans

Potential problem loans decreased $0.5 million during first half 2013 to $10.3 million, or 2.45% of gross loans receivable at June 30, 2013, compared with $10.8 million, or 2.75% of gross loans receivable at December 31, 2012.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Residential 1-4 family	$ 1,582	$ 3,108
Residential 5+ multifamily	975	—
Home equity credit	1,014	892
Residential real estate	3,571	4,000
Commercial	4,662	4,624
Construction of commercial	591	450
Commercial real estate	5,253	5,074
Farm land	1,158	1,180
Vacant land	45	183
Real estate secured	10,027	10,437
Commercial and Industrial	286	345
Consumer	22	28
Potential problem loans	$ 10,335	$ 10,810

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2013	December 31, 2012
Current	$ 7,594	$ 7,992
Past due 001-029 days	18	452
Past due 030-059 days	586	2,065
Past due 060-089 days	1,827	301
Past due 090-179 days	310	—
Total potential problem loans	$ 10,335	$ 10,810

At June 30, 2013, 73.48% of potential problem loans were current with respect to loan payments, as compared with 73.93% at December 31, 2012.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits increased $4.2 million during second quarter 2013 to $492.0 million at June 30, 2013, from $487.8 million at March 31, 2013, and increased $14.1 million for year-over-year from $477.9 million at June 30, 2012. Retail repurchase agreements increased $0.7 million during first quarter 2013 to $3.0 million at June 30, 2013, compared with $2.3 million at March 31, 2013, and decreased $3.2 million for year-over-year compared with $6.2 million at June 30, 2012.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during second quarter 2013 to $31.2 million at June 30, 2013, from $31.6 million at March 31, 2013, and decreased $11.6 million for year-over-year from $42.8 million at June 30, 2012. The decreases were due to amortizing payments of advances, maturities of advances that were not renewed, and the prepayment in fourth quarter 2012 of a $10.0 million advance maturing 12/16/2013 with a 4.88% coupon.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At June 30, 2013, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 24.49%, down from 30.55% at December 31, 2012. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended June 30, 2013 provided net cash of $5.0 million. Investing activities utilized net cash of $15.8 million, principally from $30.0 million of net loan originations and principle collections, offset by proceeds from calls and maturities of securities available-for-sale and $1.4 million proceeds from sales of other real estate owned. Financing activities provided net cash of $0.2 million, principally due to a net increase of $2.0 million in deposits and repurchase agreements, offset by pay downs of FHLBB advances and common and preferred stock dividends paid.

At June 30, 2013, Salisbury had outstanding commitments to fund new loan originations of $13.1 million and unused lines of credit of $56.0 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $71.5 million at June 30, 2013, down $0.5 million from December 31, 2012. Book value and tangible book value per common share were $32.45 and $26.30, respectively, compared with $33.14 and $26.85, respectively, at December 31, 2012. Contributing to the decrease in shareholders’ equity for year-to-date 2013 was a reduction in other comprehensive income of $1.7 million, and common and preferred stock dividends of $1.0 million which were offset partially by net income of $2.1 million, issuance of stock awards and restricted stock. Other comprehensive income consisted of unrealized gains on securities available-for-sale, net of tax, of $1.3 million and unrealized loss on the pension plan income, net of tax, of $0.5 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend periods ended June 30, 2013 and March 31, 2013, was 1.0000%. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On June 28, 2013, Salisbury declared a Series B Preferred Stock dividend of $40,000, payable on July 1, 2013. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

	Well capitalized	June 30, 2013		December 31, 2012
		Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.48%	13.72%	16.63%	13.77%
Tier 1 Capital (to risk-weighted assets)	6.00	15.25	12.50	15.46	12.62
Tier 1 Capital (to average assets)	5.00	10.23	8.48	9.87	8.15

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

Dividends

During the six month period ended June 30, 2013 Salisbury paid $81,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $957,000 in common stock dividends.

The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 30, 2013 to shareholders of record on August 9, 2013. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised June 27, 2009, notes that, as a general matter, the board of directors of a BHC should inform the FRB and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s June 30, 2013 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2013 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 130 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2013 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2013:

As of June 30, 2013	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(15.33)%	(9.02)%
Immediately falling interest rates (static growth assumptions)	(1.17)	(3.91)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(17.96)	(16.87)

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

As of June 30, 2013 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$ (83)	$ (163)
U.S. Government agency notes	(91)	(231)
Municipal bonds	(2,371)	(4,960)
Mortgage backed securities	(1,295)	(2,781)
Collateralized mortgage obligations	(345)	(706)
SBA pools	(9)	(17)
Total available-for-sale debt securities	$(4,194)	$ (8,858)

Item 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2013.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

On April 4, 2013, the Bank moved to dismiss the appeal of the Foreclosure Action for lack of subject matter jurisdiction.  The Appellate Court granted that motion on May 8, 2013.  On June 6, 2013, the Appellate Court also denied Erling Christophersen’s motion for reconsideration of its decision.  Erling Christophersen’s appeal of the order denying his Motion to Restore the First Action remains pending, and the Bank intends to vigorously oppose that appeal.

The Bank continues to proceed in its Foreclosure Action against Erling Christophersen. It has filed a motion to strike Erling Christophersen’s special defenses and set-off claims, which is fully briefed and awaits adjudication by the court.

There are no other material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS

Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).

3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).

3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).

10.1	Amended and Restated Supplemental Retirement Plan Agreement with John F. Perotti dated January 25, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2008).

10.2	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).

10.3	Letter Agreement dated March 13, 2009, including the Securities Purchase Agreement - Standard Terms, as supplemented by the letter dated March 13, 2009 relating to the American Recovery and Reinvestment Act to 2009 with the U.S. Treasury Department. (incorporated by reference to Exhibit 10.6 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).

10.4	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).

10.5	Repurchase Letter Agreement between Salisbury and the United States Department of Treasury dated August 25, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).

10.6	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by referenced to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).

10.7	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013.

10.8	Severance Agreement with Richard J. Cantele, Jr. dated February 11, 2013 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 15, 2013).

10.9	Participation Agreement of Richard J. Cantele, Jr. in the Non-Qualified Deferred Compensation Plan dated February 11, 2013 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 15, 2013).

10.10	Change in Control Agreement with Donald E. White dated April 1, 2013. (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

August 13, 2013	by	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 13, 2013	by	/s/ Donald E. White
Donald E. White,
Executive Vice President and Chief Financial Officer