Form 10-Q
period 2013-09-30
SALISBURY BANCORP INC
filed 2013-11-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐ ☐ Accelerated filer ☐☐ Non-accelerated filer ☐☐ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares of Common Stock outstanding as of November 14, 2013 is 1,710,121.

TABLE OF CONTENTS

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Consolidated Statements of Income for the three and nine month periods
	ended September 30, 2013 and 2012	4
	Consolidated Statements of Comprehensive Income for the three and nine month periods
	ended September 30, 2013 and 2012	5
	Consolidated Statements of Changes in Shareholders' Equity for the nine month
	period ended September 30, 2013 and 2012	5
	Consolidated Statements of Cash Flows for the nine month period ended
	September 30, 2013 and 2012	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	41

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2013	Duecember 31, 2012
ASSETS
Cash and due from banks	$7,679	$9,545
Interest bearing demand deposits with other banks	16,040	34,029
Total cash and cash equivalents	23,719	43,574
Interest-bearing time deposits	5,220	-
Securities
Available-for-sale at fair value	99,816	126,287
Federal Home Loan Bank of Boston stock at cost	5,340	5,747
Loans held-for-sale	708	1,879
Loans receivable, net (allowance for loan losses: $4,656 and $4,360)	420,306	388,758
Other real estate owned	571	244
Bank premises and equipment, net	11,253	11,520
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,912 and $1,745)	631	798
Accrued interest receivable	1,823	1,818
Cash surrender value of life insurance policies	7,480	7,295
Deferred taxes	719	-
Other assets	2,066	3,064
Total Assets	$589,481	$600,813
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$83,892	$98,850
Demand (interest bearing)	79,232	65,991
Money market	125,070	128,501
Savings and other	107,380	103,985
Certificates of deposit	84,295	93,888
Total deposits	479,869	491,215
Repurchase agreements	3,870	1,784
Federal Home Loan Bank of Boston advances	30,801	31,980
Deferred taxes	-	590
Accrued interest and other liabilities	3,730	3,247
Total Liabilities	518,270	528,816
Commitments and contingencies	-	-
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,710,121 and 1,689,691	171	169
Paid-in capital	13,668	13,158
Retained earnings	41,779	40,233
Unearned Compensation - restricted stock awards	(375)	-
Accumulated other comprehensive income (loss), net	(32)	2,437
Total Shareholders' Equity	71,211	71,997
Total Liabilities and Shareholders' Equity	$589,481	$600,813
3

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands except per share amounts) unaudited	2013	2012	2013	2012
Interest and dividend income
Interest and fees on loans	$4,516	$4,500	$13,415	$13,678
Interest on debt securities
Taxable	418	579	1,359	1,939
Tax exempt	475	495	1,441	1,539
Other interest and dividends	22	33	58	75
Total interest and dividend income	5,431	5,607	16,273	17,231
Interest expense
Deposits	459	580	1,437	1,870
Repurchase agreements	2	3	4	21
Federal Home Loan Bank of Boston advances	311	452	935	1,398
Total interest expense	772	1,035	2,376	3,289
Net interest and dividend income	4,659	4,572	13,897	13,942
Provision for loan losses	240	330	876	690
Net interest and dividend income after provision for loan losses	4,419	4,242	13,021	13,252
Non-interest income
Trust and wealth advisory	750	683	2,299	2,173
Service charges and fees	595	559	1,687	1,628
Gains on sales of mortgage loans, net	69	568	501	1,203
Mortgage servicing, net	(37)	(9)	(3)	(98)
Gains on securities, net	-	-	-	279
Other	82	86	251	252
Total non-interest income	1,459	1,887	4,735	5,437
Non-interest expense
Salaries	1,922	1,810	5,508	5,268
Employee benefits(1)	693	597	2,140	2,244
Premises and equipment	622	603	1,789	1,799
Data processing	358	369	1,145	1,190
Professional fees	306	299	996	915
Collections and OREO(2)	74	301	305	767
FDIC insurance	111	116	350	363
Marketing and community support	99	92	326	267
Amortization of intangibles	56	56	167	167
Other	402	450	1,232	1,240
Total non-interest expense	4,643	4,693	13,958	14,220
Income before income taxes	1,235	1,436	3,798	4,469
Income tax provision	219	296	695	963
Net income	$1,016	$1,140	$3,103	$3,506
Net income available to common shareholders	$976	$1,094	$2,982	$3,328

Basic earnings per common share	$0.57	$0.65	$1.75	$1.97
Diluted earnings per common share	0.57	0.65	1.75	1.97
Common dividends per share	0.28	0.28	0.84	0.84

⁽¹⁾ Included pension plan curtailment expense of $341,000 for the nine month period ended September 30, 2012.

⁽²⁾ Included litigation expense of $193,000 and $533,000, respectively, for the three and nine month periods ended September 30, 2012.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2013	2012	2013	2012
Net income	$1,016	$1,140	$3,103	$3,506
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(1,240)	921	(3,741)	2,698
Reclassification of net realized gains in net income	-	-	-	(279)
Unrealized (losses) gains on securities available-for-sale	(1,240)	921	(3,741)	2,419
Income tax benefit (expense)	422	(313)	1,272	(822)
Unrealized (losses) gains on securities available-for-sale, net of tax	(818)	608	(2,469)	1,597
Change in unrecognized pension plan costs	-	27	-	(31)
Income tax (benefit) expense	-	(9)	-	11
Pension plan income (loss), net of tax	-	18	-	(20)
Other comprehensive (loss) income, net of tax	(818)	626	(2,469)	1,577
Comprehensive income	$198	$1,766	$634	$5,083

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock					Unearned	Accumulated
(dollars in thousands) unaudited	Shares	Amount	Preferred Stock	Paid-in capital	Retained earnings	Compensation- Restricted Stock Awards	other comp- rehensive income (loss)	Total share- holders' equity
Balances at December 31, 2011	1,688,731	$169	$16,000	$13,134	$38,264	$-	$(705)	$66,862
Net income for period	-	-	-	-	3,506	-	-	3,506
Other comprehensive income, net of tax	-	-	-	-	-	-	1,577	1,577
Common stock dividends paid	-	-	-	-	(1,419)	-	-	(1,419)
Preferred stock dividends declared	-	-	-	-	(176)	-	-	(176)
Issuance of common stock for director fees	960	-	-	24	-	-	-	24
Balances at September 30, 2012	1,689,691	$169	$16,000	$13,158	$40,175	$-	$872	$70,374
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$-	$2,437	$71,997
Net income for period	-	-	-	-	3,103	-	-	3,103
Other comprehensive loss, net of tax	-	-	-	-	-	-	(2,469)	(2,469)
Common stock dividends declared	-	-	-	-	(1,436)	-	-	(1,436)
Preferred stock dividends declared	-	-	-	-	(121)	-	-	(121)
Issuance of restricted common stock	19,600	2	-	488	-	(490)	-	-
Forfeiture of restricted common stock	(500)	-		(12)		12	-	-
Stock based compensation-restricted
stock awards	-	-	-	-	-	103	-	103
Issuance of common stock for director fees	1,330	-	-	34	-	-	-	34
Balances at September 30, 2013	1,710,121	$171	$16,000	$13,668	$41,779	$(375)	$(32)	$71,211

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands) unaudited	2013	2012
Operating Activities
Net income	$3,103	$3,506
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation
Securities	366	464
Bank premises and equipment	642	666
Core deposit intangible	167	167
Mortgage servicing rights	298	278
Fair value adjustment on loans	24	25
Gains on calls of securities available-for-sale	-	(12)
Gains on sales of securities available-for-sale	-	(267)
Loss on sale/disposals of premises and equipment	34	24
Loss recognized on other real estate owned	9	24
Provision for loan losses	876	690
Decrease (increase) in loans held-for-sale	1,171	(647)
Increase in deferred loan origination fees and costs, net	(117)	(44)
Mortgage servicing rights originated	(261)	(504)
Decrease in mortgage servicing rights impairment reserve	4	89
(Increase) decrease in interest receivable	(5)	160
Deferred tax benefit	(37)	(39)
Decrease (increase) in prepaid expenses	542	(87)
Increase in cash surrender value of life insurance policies	(185)	(202)
Decrease in income tax receivable	352	420
Decrease (increase) in other assets	63	(29)
Increase in accrued expenses	436	766
Decrease in interest payable	(29)	(53)
Increase in other liabilities	76	47
Issuance of shares for director fees	34	24
Issuance of shares of restricted stock	103	-
Net cash provided by operating activities	7,666	5,466
Investing Activities
Redemption of Federal Home Loan Bank stock	407	285
Purchase of interest-bearing time deposit with other banks	(5,220)	-
Proceeds from calls of securities available-for-sale	1,650	12,668
Proceeds from maturities of securities available-for-sale	20,714	16,928
Proceeds from sale of securities available-for-sale	-	2,767
Proceeds from maturities of securities held-to-maturity	-	50
Loan originations and principal collections, net	(34,040)	(6,986)
Recoveries of loans previously charged-off	20	37
Proceeds from sales of other real estate owned	1,353	1,745
Capital expenditures	(409)	(286)
Net cash (utilized) provided by investing activities	(15,525)	27,208
Financing Activities
(Decrease) increase in deposit transaction accounts, net	(1,753)	25,970
Decrease in time deposits, net	(9,593)	(7,070)
Increase (decrease) in securities sold under agreements to repurchase, net	2,086	(9,207)
Principal payments on Federal Home Loan Bank of Boston advances	(1,179)	(12,223)
Common stock dividends paid	(1,436)	(1,419)
Preferred stock dividends paid	(121)	(195)
Net cash utilized by financing activities	(11,996)	(4,144)
Net (decrease) increase in cash and cash equivalents	(19,855)	28,530
Cash and cash equivalents, beginning of period	43,574	36,886
Cash and cash equivalents, end of period	$23,719	$65,416
Cash paid during period
Interest	$2,405	$3,342
Income taxes	380	582
Non-cash transfers
Transfer from loans to other real estate owned	1,689	666
Transfer from other real estate owned to loans	-	(1,000)
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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2012 Annual Report on Form 10-K for the period ended December 31, 2012.

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

Impact of New Accounting Pronouncements Issued

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on Salisbury’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on Salisbury’s results of operations or financial position.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
September 30, 2013
Available-for-sale
U.S. Treasury notes	$2,496	$174	$-	$2,670
U.S. Government Agency notes	2,509	110	-	2,619
Municipal bonds	43,850	842	(2,119)	42,573
Mortgage backed securities
U.S. Government Agencies	35,720	654	(60)	36,314
Collateralized mortgage obligations
U.S. Government Agencies	3,807	41	-	3,848
Non-agency	8,492	423	(20)	8,895
SBA bonds	2,260	101	-	2,361
Preferred Stock	20	516	-	536
Total securities available-for-sale	$99,154	$2,861	$(2,199)	$99,816
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$-	$-	$5,340
8

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2012
Available-for-sale
U.S. Treasury notes	$2,496	$237	$-	$2,733
U.S. Government Agency notes	7,515	211	-	7,726
Municipal bonds	45,395	2,138	(168)	47,365
Mortgage backed securities
U.S. Government Agencies	47,465	1,284	(20)	48,729
Collateralized mortgage obligations
U.S. Government Agencies	5,131	66	-	5,197
Non-agency	11,081	494	(68)	11,507
SBA bonds	2,781	82	-	2,863
Preferred Stock	20	147	-	167
Total securities available-for-sale	$121,884	$4,659	$(256)	$126,287
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,747	$-	$-	$5,747
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the nine month period ended September 30, 2013 and sold a $2,500,000 Treasury bond available-for-sale during the nine month period ended September 30, 2012. The pre-tax gain recognized on this sale was $267,000.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2013
Available-for-sale
Municipal bonds	$20,617	$1,497	$1,926	$622	$22,543	$2,119
Mortgage backed securities	4,689	59	42	1	4,731	60
Collateralized mortgage obligations
Non-agency	432	1	824	12	1,256	13
Total temporarily impaired securities	25,738	1,557	2,792	635	28,530	2,192
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	339	7	-	-	339	7
Total temporarily and other-than-temporarily impaired securities	$26,077	$1,564	$2,792	$635	$28,869	$2,199

Salisbury evaluates securities for Other Than Temporary Impairment (“OTTI”) where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers whether it has the intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2013.

U.S. Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at September 30, 2013.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at September 30, 2013.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2013 to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts of each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2013	2012
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	-	-
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The Bank is a member of the FHLBB. The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it was focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. In 2011, the FHLBB resumed modest quarterly cash dividends to its members and in early 2012 the FHLBB repurchased its excess stock pool. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2013. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2013	December 31, 2012
Residential 1-4 family	$225,262	$198,552
Residential 5+ multifamily	4,894	3,889
Construction of residential 1-4 family	1,250	2,379
Home equity credit	34,163	34,162
Residential real estate	265,569	238,982
Commercial	91,817	87,382
Construction of commercial	9,154	5,823
Commercial real estate	100,971	93,205
Farm land	4,193	4,320
Vacant land	9,168	9,926
Real estate secured	379,901	346,433
Commercial and industrial	35,837	38,094
Municipal	4,101	3,378
Consumer	3,974	4,181
Loans receivable, gross	423,813	392,086
Deferred loan origination fees and costs, net	1,149	1,032
Allowance for loan losses	(4,656)	(4,360)
Loans receivable, net	$420,306	$388,758
Loans held-for-sale
Residential 1-4 family	$708	$1,879
10

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2013
Residential 1-4 family	$206,691	$11,754	$6,721	$96	$-	$225,262
Residential 5+ multifamily	2,711	1,208	975	-	-	4,894
Construction of residential 1-4 family	1,250	-	-	-	-	1,250
Home equity credit	31,541	1,240	1,382	-	-	34,163
Residential real estate	242,193	14,202	9,078	96	-	265,569
Commercial	66,899	16,513	8,405	-	-	91,817
Construction of commercial	8,412	152	590	-	-	9,154
Commercial real estate	75,311	16,665	8,995	-	-	100,971
Farm land	1,611	1,436	1,146	-	-	4,193
Vacant land	5,759	293	3,116	-	-	9,168
Real estate secured	324,874	32,596	22,335	96	-	379,901
Commercial and industrial	28,149	6,675	1,013	-		35,837
Municipal	4,101	-	-	-	-	4,101
Consumer	3,854	102	18	-	-	3,974
Loans receivable, gross	$360,978	$39,373	$23,366	$96	$-	$423,813
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Residential 1-4 family	$180,442	$12,473	$5,538	$99	$-	$198,552
Residential 5+ multifamily	2,872	773	244	-	-	3,889
Construction of residential 1-4 family	1,570	-	809	-	-	2,379
Home equity credit	30,981	1,848	1,333	-	-	34,162
Residential real estate	215,865	15,094	7,924	99	-	238,982
Commercial	64,817	13,299	9,266	-	-	87,382
Construction of commercial	5,055	297	471	-	-	5,823
Commercial real estate	69,872	13,596	9,737	-	-	93,205
Farm land	2,799	341	1,180	-	-	4,320
Vacant land	4,885	863	4,178	-	-	9,926
Real estate secured	293,421	29,894	23,019	99	-	346,433
Commercial and industrial	28,453	8,300	1,341	-	-	38,094
Municipal	3,378	-	-	-	-	3,378
Consumer	3,994	159	28	-	-	4,181
Loans receivable, gross	$329,246	$38,353	$24,388	$99	$-	$392,086
11

The composition of loans receivable by delinquency status is as follows:

		Past due
(in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
September 30, 2013
Residential 1-4 family	$217,263	$3,156	$2,644	$2,012	$53	$134	$4,843	$-	$3,013
Residential 5+ multifamily	4,678	115	-	101	-	-	101	-	-
Construction of residential 1-4 family	1,250	-	-	-	-	-	-	-	-
Home equity credit	33,018	337	447	191	132	38	808	23	420
Residential real estate	256,209	3,608	3,091	2,304	185	172	5,752	23	3,433
Commercial	88,105	1,902	213	438	127	1,032	1,810	-	2,114
Construction of commercial	7,940	1,074	-	140	0	-	140	-	-
Commercial real estate	96,045	2,976	213	578	127	1,032	1,950	-	2,114
Farm land	3,782	-	27	-	384	-	411	-	384
Vacant land	5,910	120	58	7	-	3,073	3,138	-	3,072
Real estate secured	361,946	6,704	3,389	2,889	696	4,277	11,251	23	9,003
Commercial and industrial	35,346	328	30	112	-	21	163	-	140
Municipal	4,091	10	-	-	-	-	-	-	-
Consumer	3,857	89	13	15	-	-	28	-	-
Loans receivable, gross	$405,240	$7,131	$3,432	$3,016	$696	$4,298	$11,442	$23	$9,143
December 31, 2012
Residential 1-4 family	$190,488	$2,545	$3,578	$639	$1,185	$117	$5,519	$-	$3,024
Residential 5+ multifamily	3,889	-	-	-	-	-	-	-	-
Construction of residential 1-4 family	2,379	-	-	-	-	-	-	-	-
Home equity credit	32,540	890	113	396	-	223	732	-	442
Residential real estate	229,296	3,435	3,691	1,035	1,185	340	6,251	-	3,466
Commercial	83,477	864	1,104	566	58	1,313	3,041	-	2,214
Construction of commercial	5,659	-	164	-	-	-	164	-	21
Commercial real estate	89,136	864	1,268	566	58	1,313	3,205	-	2,235
Farm land	3,898	422	-	-	-	-	-	-	-
Vacant land	5,932	-	-	48	740	3,206	3,994	-	3,994
Real estate secured	328,262	4,721	4,959	1,649	1,983	4,859	13,450	-	9,695
Commercial and industrial	37,618	351	26	99	-	-	125	-	164
Municipal	3,378	-	-	-	-	-	-	-	-
Consumer	4,034	108	25	14	-	-	39	-	-
Loans receivable, gross	$373,292	$5,180	$5,010	$1,762	$1,983	$4,859	$13,614	$-	$9,859

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	-	$-	$-	4	$1,906	$1,906
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	91	91
Troubled debt restructurings	-	$-	$-	5	$1,997	$1,997
Rate reduction	-	$-	$-	2	$1,070	$1,070
Rate reduction and debt consolidation	-	-	-	1	91	91
Rate reduction and interest only pursuant to sale	-	-	-	1	758	758
Rate reduction and term extension	-	-	-	1	78	78
Troubled debt restructurings	-	$-	$-	5	$1,997	$1,997

No loans were modified under a troubled debt restructuring during the quarter ended September 30, 2013.

12

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended September 30					Nine months ended September 30
(in thousands)	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
2013 Periods
Residential	$1,892	$227	$(159)	$-	$1,960	$1,934	$259	$(233)	$-	$1,960
Commercial	1,403	58	(19)	-	1,442	1,059	471	(94)	6	1,442
Land	137	22	(23)	-	136	301	56	(221)	-	136
Real estate	3,432	307	(201)	-	3,538	3,294	786	(548)	6	3,538
Commercial & industrial	541	(62)	-	-	479	499	(16)	(4)	-	479
Municipal	40	1	-	-	41	36	5	-	-	41
Consumer	69	8	(23)	9	63	91	5	(47)	14	63
Unallocated	549	(14)	-	-	535	440	96	(1)	-	535
Totals	$4,631	$240	$(224)	$9	$4,656	$4,360	$876	$(600)	$20	$4,656
2012 Periods
Residential	$1,475	$92	$(88)	$-	$1,479	$1,478	$226	$(225)	$-	$1,479
Commercial	1,277	(206)	(41)	3	1,033	1,139	(72)	(41)	7	1,033
Land	219	318	(224)	-	313	410	169	(266)	-	313
Real estate	2,971	204	(353)	3	2,825	3,027	323	(532)	7	2,825
Commercial & industrial	820	(23)	-	1	798	704	114	(29)	9	798
Municipal	27	6	-	-	33	24	9	-	-	33
Consumer	66	74	(14)	5	131	79	92	(63)	22	130
Unallocated	323	69	-	-	392	242	152	-	(1)	393
Totals	$4,207	$330	$(367)	$9	$4,179	$4,076	$690	$(624)	$37	$4,179

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2013
Residential 1-4 family	$219,211	$862	$6,051	$647	$225,262	$1,509
Residential 5+ multifamily	3,934	20	960	-	4,894	20
Construction of residential 1-4 family	1,250	6	-	-	1,250	6
Home equity credit	33,672	361	491	64	34,163	425
Residential real estate	258,067	1,249	7,502	711	265,569	1,960
Commercial	86,744	973	5,073	365	91,817	1,338
Construction of commercial	9,154	104	-	-	9,154	104
Commercial real estate	95,898	1,077	5,073	365	100,971	1,442
Farm land	3,809	66	384	-	4,193	66
Vacant land	6,096	65	3,072	5	9,168	70
Real estate secured	363,870	2,457	16,031	1,081	379,901	3,538
Commercial and industrial	34,997	408	840	71	35,837	479
Municipal	4,101	41	-	-	4,101	41
Consumer	3,893	36	81	27	3,974	63
Unallocated allowance	-	535	-	-	-	535
Totals	$406,861	$3,477	$16,952	$1,179	$423,813	$4,656
	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2012
Residential 1-4 family	$191,886	$743	$6,666	$652	$198,552	$1,395
Residential 5+ multifamily	2,913	22	976	50	3,889	72
Construction of residential 1-4 family	2,379	10	-	-	2,379	10
Home equity credit	33,697	365	465	92	34,162	457
Residential real estate	230,875	1,140	8,107	794	238,982	1,934
Commercial	81,635	931	5,747	64	87,382	995
Construction of commercial	5,802	64	21	-	5,823	64
Commercial real estate	87,437	995	5,768	64	93,205	1,059
Farm land	4,320	66	-	-	4,320	66
Vacant land	5,795	70	4,131	164	9,926	234
Real estate secured	328,427	2,271	18,006	1,022	346,433	3,293
Commercial and industrial	37,073	467	1,021	32	38,094	499
Municipal	3,378	36	-	-	3,378	36
Consumer	4,061	39	120	53	4,181	92
Unallocated allowance	-	440	-	-	-	440
Totals	$372,939	$3,253	$19,147	$1,107	$392,086	$4,360
13

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2013
Performing loans	$398,638	$2,693	$80	$27	$398,718	$2,720
Potential problem loans	8,223	249	905	122	9,128	371
Impaired loans	-	-	15,967	1,030	15,967	1,030
Unallocated allowance	-	535	-	-	-	535
Totals	$406,861	$3,477	$16,952	$1,179	$423,813	$4,656
December 31, 2012
Performing loans	$364,594	$2,567	$121	$52	$364,715	$2,619
Potential problem loans	8,345	246	2,464	131	10,809	377
Impaired loans	-	-	16,562	924	16,562	924
Unallocated allowance	-	440	-	-	-	440
Totals	$372,939	$3,253	$19,147	$1,107	$392,086	$4,360

Certain data with respect to impaired loans individually evaluated is as follows:

	Impaired loans with specific allowance				Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
September 30, 2013
Residential 1-4 family	$3,850	$4,085	$4,016	$573	$62	$2,648	$2,958	$2,286	$44
Home equity credit	87	88	104	41	1	381	387	212	2
Residential real estate	3,937	4,173	4,120	614	63	3,029	3,345	2,498	46
Commercial	3,264	3,301	2,083	365	104	1,559	1,995	2,709	26
Construction of commercial	-	-	4	-	-	-	20	10	-
Farm land	-	-	-	-	-	384	384	38	-
Vacant land	249	268	2,049	5	-	2,823	3,892	1,295	-
Real estate secured	7,450	7,742	8,256	984	167	7,795	9,636	6,550	72
Commercial and industrial	127	160	268	46	1	595	996	600	27
Consumer	-	-	-	-	-	-	-	-	-
Totals	$7,577	$7,902	$8,524	$1,030	$168	$8,390	$10,632	$7,150	$99

	Impaired loans with specific allowance				Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
December 31, 2012
Residential 1-4 family	$3,857	$3,925	$2,404	$578	$77	$2,263	$2,460	$1,601	$34
Home equity credit	351	351	146	92	-	91	93	203	-
Residential real estate	4,208	4,276	2,550	670	77	2,354	2,553	1,804	34
Commercial	1,629	1,784	1,925	64	60	3,381	3,576	3,122	82
Vacant land	3,186	3,387	1,455	158	-	808	1,467	2,358	4
Real estate secured	9,023	9,447	5,930	892	137	6,543	7,596	7,284	120
Commercial and industrial	335	368	833	32	13	661	1,063	854	31
Consumer	-	-	-	-	-	-	-	-	-
Totals	$9,358	$9,815	$6,763	$924	$150	$7,204	$8,659	$8,138	$151

14

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of loans serviced for others and the fair value of mortgage servicing rights are as follows:

September 30, (in thousands)	2013	2012
Residential mortgage loans serviced for others	$146,726	$141,834
Fair value of mortgage servicing rights	1,550	989

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2013	2012	2013	2012
Loan Servicing Rights
Balance, beginning of period	$1,109	$916	$1,076	$772
Originated	31	197	261	503
Amortization (1)	(101)	(115)	(298)	(277)
Balance, end of period	1,039	998	1,039	998
Valuation Allowance
Balance, beginning of period	(4)	(123)	(38)	(22)
(Increase) decrease in impairment reserve (1)	(38)	12	(4)	(89)
Balance, end of period	(42)	(111)	(42)	(111)
Loan servicing rights, net	$997	$887	$997	$887
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	September 30, 2013	December 31, 2012
Securities available-for-sale (at fair value)	$51,175	$54,497
Loans receivable	125,000	106,457
Total pledged assets	$176,175	$160,954

At September 30, 2013, securities were pledged as follows: $42.0 million to secure public deposits, $9.1 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 - EARNINGS PER SHARE

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

15

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Nine months
Periods ended September 30, (in thousands)	2013	2012	2013	2012
Net income	$1,016	$1,140	$3,103	$3,506
Less: Preferred stock dividends declared	(40)	(46)	(121)	(178)
Less: Undistributed earnings allocated to participating securities	(11)	-	(31)	-
Net income allocated to common stock	$965	$1,094	$2,951	$3,328
Common shares issued	1,710	1,690	1,707	1,690
Less: Unvested restricted stock awards	(19)	-	(17)	-
Common shares outstanding used to calculate basic earnings per common share	1,691	1,690	1,690	1,690
Add: Diluted effect of unvested restricted stock awards	-	-	-	-
Common shares outstanding used to calculate diluted earnings per common share	1,691	1,690	1,690	1,690
Earnings per common share (basic and diluted)	$0.57	$0.65	$1.75	$1.97

NOTE 7 - SHAREHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2013, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital (to risk-weighted assets)
Salisbury	$65,703	16.67%	$31,531	8.0%	n/a	-
Bank	55,413	13.93	31,815	8.0	$39,768	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	60,783	15.42	15,766	4.0	n/a	-
Bank	50,493	12.70	15,907	4.0	23,861	6.0
Tier 1 Capital (to average assets)
Salisbury	60,783	10.28	23,659	4.0	n/a	-
Bank	50,493	8.60	23,485	4.0	29,357	5.0
December 31, 2012
Total Capital (to risk-weighted assets)
Salisbury	$63,391	16.63%	$30,494	8.0%	n/a	-
Bank	53,132	13.77	30,866	8.0	$38,582	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	58,933	15.46	15,247	4.0	n/a	-
Bank	48,674	12.62	15,432	4.0	23,149	6.0
Tier 1 Capital (to average assets)
Salisbury	58,933	9.87	23,876	4.0	n/a	-
Bank	48,674	8.15	23,876	4.0	29,845	5.0
16

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

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2015 and phased-in over a multiple year period through 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. We are in the process of assessing the impact from these new regulatory requirements, and while we cannot be certain of the impact, we believe that we will exceed the requirements of adequately capitalized plus the buffer, once they become effective.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend periods ended September 30, 2013 and June 30, 2013, was 1.0000%. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On September 27, 2013, Salisbury declared a Series B Preferred Stock dividend of $40,000, payable on October 1, 2013. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Grants of Restricted Stock and Options

On February 8, 2013, Salisbury granted a total of 19,600 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 22 employees, including 5,000 shares to one Named Executive Officer, Richard J. Cantele, Jr., President and Chief Executive Officer.

NOTE 8 - PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2013	2012	2013	2012
Service cost	$-	$94	$-	$310
Interest cost on benefit obligation	66	88	197	270
Expected return on plan assets	(67)	(113)	(202)	(342)
Amortization of net loss	1	28	5	95
Settlements and curtailments	-	-	-	341
Net periodic benefit cost	$-	$97	$-	$674

Salisbury’s 401(k) Plan expense was $183,000 and $70,000, respectively, for the three month periods ended September 30, 2013 and 2012. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $14,000 and $11,000 for the three month periods ended September 30, 2013 and 2012, respectively.

17

NOTE 9 -ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income as follows:

At September 30, (in thousands)	2013	2012
Unrealized gains on securities available-for-sale, net of tax	$437	$2,950
Unrecognized pension plan expense, net of tax	(469)	(2,078)
Accumulated other comprehensive (loss) income, net	$(32)	$872

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

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending first-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
18
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
19

Assets measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)		Level 1		Level 2	Level 3	Assets at fair value
September 30, 2013
Assets measured at fair value on a recurring basis
U.S. Treasury notes		$-		$2,670	$-	$2,670
U.S. Government agency notes		-		2,619	-	2,619
Municipal bonds		-		42,573	-	42,573
Mortgage-backed securities:
U.S. Government agencies		-		36,314	-	36,314
Collateralized mortgage obligations:
U.S. Government agencies		-		3,848	-	3,848
Non-agency		-		8,895	-	8,895
SBA bonds		-		2,361	-	2,361
Preferred stocks		536		-	-	536
Securities available-for-sale		$536		$99,280	$-	$99,816
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans		$-		$-	$6,547	$6,547
Other real estate owned		-		-	571	571
December 31, 2012
Assets measured at fair value on a recurring basis
U.S. Treasury notes		$-		$2,733	$-	$2,733
U.S. Government agency notes		-		7,726	-	7,726
Municipal bonds		-		47,365	-	47,365
Mortgage-backed securities:
U.S. Government agencies		-		48,729	-	48,729
Collateralized mortgage obligations:
U.S. Government agencies		-		5,197	-	5,197
Non-agency		-		11,507	-	11,507
SBA bonds		-		2,863	-	2,863
Preferred stocks		167		-	-	167
Securities available-for-sale		$167		$126,120	$-	$126,287
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$		$		$8,434	$8,434
Other real estate owned		-		-	244	244
20

Carrying values and estimated fair values of financial instruments are as follows:

			Fair value measurements using
(in thousands)	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
September 30, 2013
Financial Assets
Cash and due from banks	$23,719	$23,719	$23,719	$-	$-
Interest-bearing time deposits	5,220	5,220	-	-	5,220
Securities available-for-sale	99,816	99,816	536	99,280	-
Federal Home Loan Bank stock	5,340	5,340	-	5,340	-
Loans held-for-sale	708	713	-	-	713
Loans receivable net	420,306	413,809	-	-	413,809
Accrued interest receivable	1,823	1,823	-	-	1,823
Financial Liabilities
Demand (non-interest-bearing)	$83,892	$83,892	$-	$-	$83,892
Demand (interest-bearing)	79,232	79,232	-	-	79,232
Money market	125,070	125,070	-	-	125,070
Savings and other	107,380	107,380	-	-	107,380
Certificates of deposit	84,295	84,950	-	-	84,950
Deposits	479,869	480,524	-	-	480,524
FHLBB advances	30,801	33,692	-	-	33,692
Repurchase agreements	3,870	3,870	-	-	3,870
Accrued interest payable	166	166	-	-	166
December 31, 2012
Financial Assets
Cash and due from banks	$43,574	$43,574	$43,574	$-	$-
Securities available-for-sale	126,287	126,287	167	126,120	-
Federal Home Loan Bank stock	5,747	5,747	-	5,747	-
Loans held-for-sale	1,879	1,893	-	-	1,893
Loans receivable net	388,758	389,292	-	-	389,292
Accrued interest receivable	1,818	1,818	-	-	1,818
Financial Liabilities
Demand (non-interest-bearing)	$98,850	$98,850	$-	$-	$98,850
Demand (interest-bearing)	65,991	65,991	-	-	65,991
Money market	128,501	128,501	-	-	128,501
Savings and other	103,985	103,985	-	-	103,985
Certificates of deposit	93,888	94,894	-	-	94,894
Deposits	491,215	492,221	-	-	492,221
FHLBB advances	31,980	35,363	-	-	35,363
Repurchase agreements	1,784	1,784	-	-	1,784
Accrued interest payable	196	196	-	-	196

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

21

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

22

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2013 and 2012

Overview

Net income available to common shareholders was $976,000, or $0.57 per common share, for the quarter ended September 30, 2013 (third quarter 2013), versus $1,103,000, or $0.65 per common share, for the quarter ended June 30, 2013 (second quarter 2013), and $1,094,000, or $0.65 per common share, for the quarter ended September 30, 2012 (third quarter 2012).

•	Earnings per common share of $0.57 decreased $0.08, or 12.3%, as compared to $0.65 for the second quarter 2013 and third quarter 2012.
•	Tax equivalent net interest income increased $25,000, or 0.5%, versus second quarter 2013, and increased $120,000, or 2.5%, versus third quarter 2012.
•	Net loan charge-offs were $215,000 for third quarter 2013, versus $294,000 for second quarter 2013 and $358,000 for third quarter 2012. Provision for loan losses for the third quarter remained unchanged from the second quarter 2013 at $240,000, versus $330,000 for third quarter 2012.
•	Non-interest income decreased $191,000, or 11.6%, versus second quarter 2013 and decreased $428,000, or 22.7%, versus third quarter 2012; which included $568,000 in gains on sales of mortgage loans.
•	Non-interest expense increased $33,000, or 0.7%, versus second quarter 2013 and decreased $50,000, or 1.1%, versus third quarter 2012.
•	Preferred stock dividends remained unchanged from the second quarter at $40,000 for third quarter 2013, and declined by $8,000 as compared with the third quarter 2012 dividend of $48,000.
•	Non-performing assets increased $0.1 million, or 1.0%, to $9.7 million, or 1.7% of total assets, at September 30, 2013 versus June 30, 2013 and decreased $0.2 million versus September 30, 2012. Accruing loans receivable 30-to-89 days past due increased $0.8 million to $5.1 million, or 1.2% of gross loans receivable at September 30, 2013, versus June 30, 2013 and increased $1.9 million versus September 30, 2012.

Net Interest Income

Tax equivalent net interest income for third quarter 2013 increased $25,000, or 0.5%, versus second quarter 2013, and increased $120,000, or 2.5%, versus third quarter 2012. Average total interest bearing liabilities increased $12.6 million as compared with second quarter 2013 and decreased $2.8 million, or -0.6%, as compared with third quarter 2012. Average earning assets increased $6.7 million as compared with second quarter 2013 and decreased $6.2 million, or -1.1%, as compared with third quarter 2012. The net interest margin on a tax equivalent basis decreased 3 basis points from second quarter 2013 to 3.51% and increased 12 basis points versus third quarter 2012 from 3.39%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Loans (a)(d)	$424,897	$383,954	$4,581	$4,526	4.31%	4.71%
Securities (c)(d)	102,361	129,945	1,131	1,324	4.42	4.08
FHLBB stock	5,340	5,747	5	7	0.38	0.51
Short term funds (b)	33,345	52,460	22	25	0.26	0.19
Total earning assets	565,943	572,106	5,739	5,882	4.05	4.11
Other assets	35,989	40,218
Total assets	$601,932	$612,324
Interest-bearing demand deposits	$83,271	$65,813	71	78	0.34	0.47
Money market accounts	132,480	136,865	84	104	0.25	0.30
Savings and other	107,665	102,039	56	67	0.20	0.26
Certificates of deposit	87,088	97,354	247	331	1.13	1.35
Total interest-bearing deposits	410,504	402,071	458	580	0.44	0.57
Repurchase agreements	3,943	3,594	2	3	0.20	0.29
FHLBB advances	30,935	42,535	312	452	3.94	4.16
Total interest-bearing liabilities	445,382	448,200	772	1,035	0.69	0.92
Demand deposits	82,573	89,225
Other liabilities	3,049	4,808
Shareholders’ equity	70,928	70,091
Total liabilities & shareholders’ equity	$601,932	$612,324
Net interest income			$4,967	$4,847
Spread on interest-bearing funds					3.36	3.19
Net interest margin (e)					3.51	3.39
23
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $308,000 and $275,000, respectively for 2013 and 2012 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2013 versus 2012
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$462	$(407)	$55
Securities	(293)	100	(193)
FHLBB stock	-	(2)	(2)
Short term funds	(11)	8	(3)
Total	158	(301)	(143)
Interest-bearing liabilities
Deposits	(14)	(108)	(122)
Repurchase agreements	-	(1)	(1)
FHLBB advances	(120)	(20)	(140)
Total	(134)	(129)	(263)
Net change in net interest income	$292	$(172)	$120

Interest Income

Tax equivalent interest income decreased $143,000, or 2.4%, to $5.7 million for third quarter 2013 as compared with third quarter 2012.

Loan income increased $55,000, or 1.2%, primarily due to a 40 basis points decrease in the average loan yield and by a $40.9 million, or 10.7%, increase in average loans.

Tax equivalent securities income decreased $193,000, or 14.6%, for third quarter 2013 as compared with third quarter 2012, primarily due to a $27.6 million, or 21.2%, decrease in average volume due to calls, prepayments of mortgage backed securities, and the sale of an agency bond in 2012.

Interest Expense

Interest expense decreased $263,000, or 25.4%, to $0.8 million for third quarter 2013 as compared with third quarter 2012.

Interest on deposit accounts and retail repurchase agreements decreased $123,000, or 21.1%, as a result of lower average rates, down 13 basis points on deposits and 9 basis points on repurchase agreements, offset partially by an $8.4 million, or 2.1%, increase in the average balance of deposits. The lower average rate resulted from the effect of currently lower market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $140,000 as a result of lower average borrowings, down $11.6 million, and by the average borrowing rate decrease of 22 basis points as compared with third quarter 2012. The decline in advances resulted from scheduled maturities that were not replaced with new advances and the prepayment of a $10 million FHLBB advance in fourth quarter 2012.

Provision and Allowance for Loan Losses

The provision for loan losses was $240,000 for third quarter 2013 and $330,000 for third quarter 2012. Net loan charge-offs were $215,000 and $358,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses and other selected statistics:

24
	Three months		Nine months
Periods ended September 30, (dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$4,631	$4,207	$4,360	$4,076
Provision for loan losses	240	330	876	690
Charge-offs
Real estate mortgages	(201)	(353)	(549)	(532)
Commercial & industrial	-	-	(4)	(29)
Consumer	(23)	(14)	(47)	(63)
Total charge-offs	(224)	(367)	(600)	(624)
Recoveries
Real estate mortgages	-	3	6	7
Commercial & industrial	-	1	-	9
Consumer	9	5	14	21
Total recoveries	9	9	20	37
Net charge-offs	(215)	(359)	(580)	(587)
Balance, end of period	$4,656	$4,179	$4,656	$4,179
Loans receivable, gross			$423,813	$380,508
Non-performing loans			9,166	9,229
Accruing loans past due 30-89 days			5,093	3,152
Ratio of allowance for loan losses:
to loans receivable, gross			1.10%	1.10%
to non-performing loans			50.80	45.28
Ratio of non-performing loans to loans receivable, gross			2.16	2.43
Ratio of accruing loans past due 30-89 days to loans receivable, gross			1.20	0.83

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, remained unchanged at 1.10% at September 30, 2013 and September 30, 2012.

During the third quarter of 2013, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) at $9.2 million, remained stable as 2.2% of gross loans receivable at September 30, 2013 and 2.2% at June 30, 2013 versus 2.4% at September 30, 2012. Accruing loans past due 30-89 days increased $0.8 million to $5.1 million, or 1.2% of gross loans receivable from 1.0% at June 30, 2013 and 0.8% at September 30, 2012. See “Financial Condition - Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

September 30, 2013 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$ 398,638	$ 2,693	$ 80	$ 27	$ 398,718	$ 2,720
Potential problem loans	8,223	249	905	122	9,128	371
Impaired loans	-	-	15,967	1,030	15,967	1,030
Unallocated allowance	-	535	-	-	-	535
Totals	$ 406,861	$ 3,477	$ 16,952	$ 1,179	$ 423,813	$ 4,656
December 31, 2012 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$ 364,592	$ 2,567	$ 121	$ 52	$ 364,715	$ 2,619
Potential problem loans	8,345	246	2,4654	131	10,819	377
Impaired loans	-	-	16,562	924	16,562	924
Unallocated allowance	-	440	-	-	-	440
Totals	$ 372,939	$ 3253	$ 19,147	$ 1,107	$ 392,086	$ 4,360

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended September 30, 2013.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2013.

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

Non-interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Trust and wealth advisory fees	$750	$683	$67	9.81%
Service charges and fees	595	559	36	6.44
Gains on sales of mortgage loans, net	69	568	(499)	(87.85)
Mortgage servicing, net	(37)	(9)	(28)	(311.11)
Gains on securities, net	-	-	-	-
Other	82	86	(4)	(4.65)
Total non-interest income	$1,459	$1,887	$(428)	(22.68)%

Non-interest income decreased $191,000, or 11.6%, versus second quarter 2013 and decreased $428,000, or 22.7%, versus third quarter 2012. Trust and Wealth Advisory revenues decreased $74,000 versus second quarter 2013 and increased $67,000 versus third quarter 2012. The year-over-year revenue increase results from growth in managed assets, offset by slightly lower estate fees collected in third quarter 2013. Service charges and fees increased $20,000 versus second quarter 2013 and $36,000 versus third quarter 2012. Income from sales and servicing of mortgage loans in the third quarter decreased by $129,000 as compared to the second quarter 2013 and decreased $527,000 as compared to the third quarter 2012 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loan sales totaled $2.2 million for third quarter 2013, $5.1 million for second quarter 2013 and $18.3 million for third quarter 2012. Third quarter 2013, second quarter 2013 and third quarter 2012 included mortgage servicing valuation (impairment) or benefit charges of ($38,000), $1,000 and $12,000, respectively. Other income includes income from bank owned life insurance and rental income.

Non-interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Salaries	$1,922	$1,810	$112	6.19%
Employee benefits	693	597	96	16.08
Premises and equipment	622	603	19	3.15
Data processing	358	369	(11)	(2.98)
Professional fees	306	299	7	2.34
Collections and OREO	74	301	(227)	(75.42)
FDIC insurance	111	116	(5)	(4.31)
Marketing and community support	99	92	7	7.61
Amortization of intangible assets	56	56	-	-
Other	402	450	(48)	(10.67)
Non-interest expense	$4,643	$4,693	$(50)	(1.07)%

Non-interest expense for third quarter 2013 increased $33,000 versus second quarter 2013 and decreased $50,000 versus third quarter 2012. Compensation and employee benefits increased $17,000 versus second quarter 2013, and increased $208,000 versus third quarter 2012. Year-over-year expenses include higher 401(k) expense and new compensation plan expenses implemented to compensate for the hard freeze placed on the defined benefit pension plan as of December 31, 2012. Premises and equipment increased $39,000 versus second quarter 2013 and $19,000 versus third quarter 2012, mainly due to disposed assets related to modifications of the Millerton branch. Data processing decreased $9,000 versus second quarter 2013 and $11,000 versus third quarter 2012. Professional fees decreased $3,000 versus second quarter 2013, and increased $7,000 versus third quarter 2012. Collections and OREO decreased $1,000 versus second quarter 2013, and $227,000 versus third quarter 2012 due primarily to decreased related litigation and OREO expense. Salisbury had $571,000 in foreclosed property at September 30, 2013 compared to $435,000 at June 30, 2013 and $641,000 at September 30, 2012. FDIC insurance premiums decreased $3,000 versus second quarter 2013 and $5,000 versus third quarter 2012. Remaining operating expenses decreased $7,000 versus second quarter 2013 and $41,000 versus third quarter 2012 due primarily to reductions in other administrative and operational expenses.

Income Taxes

The effective income tax rates for third quarter 2013, second quarter 2013 and third quarter 2012 were 18%, 20% and 21%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2013 or 2012, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 the Bank formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

For the nine month periods ended September 30, 2013 and 2012

Overview

Net income available to common shareholders was $2,982,000, or $1.75 per common share, for the nine month period ended September 30, 2013 (nine month period 2013), compared with $3,328,000, or $1.97 per common share, for the nine month period ended September 30, 2012 (nine month period 2012).

•	Earnings per common share decreased $0.22, or 11.2%, to $1.75 versus nine month period 2012.
•	Tax equivalent net interest income increased $24,000, or 0.1%, to $14.8 million, versus nine month period 2012.
•	Provision for loan losses was $876,000, versus $690,000 for nine month period 2012. Net loan charge-offs were $580,000, versus $587,000 for nine month period 2012.
•	Non-interest income decreased $702,000, or 12.9%, versus nine month period 2012. Nine month period 2012 included a $279,000 securities gain and gains on sales of mortgages were higher by 58.4%.
•	Non-interest expense decreased $262,000, or 1.8%, versus nine month period 2012. Nine month period 2012 included a pension plan curtailment expense of $341,000 and litigation expenses of $533,000, of which $400,000 was non-recurring.

Net Interest Income

Tax equivalent net interest income for nine month period 2013 increased $24,000, or 0.2%, versus nine month period 2012. The net interest margin increased 3 basis points to 3.53% from 3.50%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Loans (a)(d)	$414,050	$381,429	$13,600	$13,750	4.38%	4.81%
Securities (c)(d)	109,857	139,719	3,514	4,251	4.26	4.06
FHLBB stock	5,443	5,819	16	23	0.39	0.52
Short term funds (b)	30,606	36,526	58	53	0.25	0.19
Total earning assets	559,959	563,493	17,188	18,077	4.09	4.28
Other assets	38,605	40,392
Total assets	$598,561	$603,885
Interest-bearing demand deposits	$73,589	$66,058	210	275	0.38	0.56
Money market accounts	130,829	127,991	260	324	0.27	0.34
Savings and other	106,710	99,003	162	219	0.20	0.30
Certificates of deposit	90,081	99,944	804	1,052	1.19	1.41
Total interest-bearing deposits	401,209	392,996	1,436	1,870	0.48	0.64
Repurchase agreements	2,769	6,863	4	21	0.20	0.41
FHLBB advances	31,318	44,140	936	1,398	3.94	4.16
Total interest-bearing liabilities	435,296	443,999	2,376	3,289	0.73	0.99
Demand deposits	88,023	86,420
Other liabilities	3,198	4,488
Shareholders’ equity	72,044	68,978
Total liabilities & shareholders’ equity	$598,561	$603,885
Net interest income			$14,812	$14,788
Spread on interest-bearing funds					3.36	3.29
Net interest margin (e)					3.53	3.50

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $915,000 and $846,000, respectively for 2013 and 2012 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2013 versus 2012
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,124	$(1,274)	$(150)
Securities	(932)	195	(737)
FHLBB stock	(1)	(6)	(7)
Short term funds	(10)	15	5
Total	181	(1,070)	(889)
Interest-bearing liabilities
Deposits	(50)	(384)	(434)
Repurchase agreements	(9)	(8)	(17)
FHLBB advances	(395)	(67)	(462)
Total	(454)	(459)	(913)
Net change in net interest income	$635	$(611)	$24

Interest Income

Tax equivalent interest income decreased $889,000, or 4.9%, to $17.2 million for nine month period 2013 versus nine month period 2012.

Loan income decreased $150,000, or 1.1%, primarily due to a 43 basis points decline in the average loan yield offset in part by a $32.6 million, or 8.6%, increase in average loans. Tax equivalent securities income decreased $737,000, or 17.3%, primarily due to a $29.9 million, or 21.4%, decrease in average volume, offset in part by a 20 basis points increase in the average yield. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds, prepayments of mortgage backed securities and the sale of $2.5 million of US Treasury bonds in 2012. Income from short term funds increased $5,000 as a result of a 6 basis points increase in the average yield, offset in part by a $5.9 million decrease in the average balance.

Interest Expense

Interest expense decreased $913,000, or 0.3%, to $2.4 million for nine month period 2013 versus nine month period 2012.

Interest on deposit accounts and retail repurchase agreements decreased $451,000, or 23.8%, as a result of lower average rates, down 16 and 21 basis points respectively, along with an average balance decrease of $4.1 million in repurchase agreements. Lower rates were offset in part by an $8.2 million, or 2.1%, increase in the average balance of deposits. The lower average rate resulted from the effect of lower market interest rates on rates paid and changes in product mix. The higher average volume resulted from deposit growth.

Interest expense on FHLBB borrowings decreased $462,000 as a result of lower average borrowings, down $12.8 million due to the prepayment of a $10 million FHLBB advance in fourth quarter 2012, scheduled maturities that were not replaced with new advances and a lower average borrowing rate, down 22 basis points.

Provision and Allowance for Loan Losses

The provision for loan losses was $876,000 for nine month period 2013 and $690,000 for nine month period 2012. Net loan charge-offs were $580,000 and $587,000, for the respective periods.

Reserve coverage at September 30, 2013, as measured by the ratio of allowance for loan losses to gross loans, remained unchanged at 1.10%, as compared with 1.10% a year ago at September 30, 2012. During the first nine months of 2013, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.7 million to $9.2 million. Such amount represents 2.16% of gross loans receivable, a decrease from 2.4% at September 30, 2012. At September 30, 2013 accruing loans past due 30-89 days decreased $0.5 million to $5.1 million, or 1.2% of gross loans receivable from 0.8% at September 30, 2012. See “Financial Condition - Loan Credit Quality” for further discussion and analysis.

Non-interest Income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Trust and wealth advisory fees	$2,299	$2,173	$126	5.80%
Service charges and fees	1,687	1,628	59	3.62
Gains on sales of mortgage loans, net	501	1,203	(702)	(58.35)
Mortgage servicing, net	(3)	(98)	95	96.94
Gains on securities, net	-	279	(279)	(100.00)
Other	251	252	(1)	(0.04)
Total non-interest income	$4,735	$5,437	$(702)	(12.91)%

Non-interest income for the nine month period 2013 decreased $702,000 versus nine month period 2012. Trust and Wealth Advisory revenues increased $126,000 from growth in managed assets, offset slightly by lower estate and tax preparation fees collected in 2013. Service charges and fees increased $59,000 due primarily to an increase in service charge fees and higher interchange fees resulting from increased volume; offset partially by reduced non-sufficient fund fees. Income from sales and servicing of mortgage loans decreased $702,000 due to increasing mortgage rates which adversely impacted demand for residential mortgages and resulted in a lower volume of loans sold. Mortgage loans sales totaled $15.9 million for nine month period 2013 and $46.8 million for nine month period 2012. Nine month period 2013 and 2012 included mortgage servicing valuation impairment charges of $4,000 and $90,000, respectively. For the nine month period 2013 no gains on securities were realized, while nine month period 2012 gains on securities resulted from the sale of $2.5 million of US Treasury bonds. Other income includes bank owned life insurance income and rental income.

Non-interest Expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2013	2012	2013 vs. 2012
Salaries	$5,508	$5,268	$240	4.56%
Employee benefits	2,140	2,244	(104)	(4.63)
Premises and equipment	1,789	1,799	(10)	(0.56)
Data processing	1,145	1,190	(45)	(3.78)
Professional fees	996	915	81	8.85
Collections and OREO	305	767	(462)	(60.23)
FDIC insurance	350	363	(13)	(3.58)
Marketing and community support	326	267	59	22.10
Amortization of intangible assets	167	167	-	-
Other	1,232	1,240	(8)	(0.65)
Non-interest expense	$13,958	$14,220	$(262)	(1.84)%
30

Non-interest expense for nine month period 2013 decreased $262,000 versus nine month period 2012. Salaries increased $240,000 due to changes in staffing levels and mix and annual salary increases. Employee benefits decreased $104,000 due primarily to lower pension plan expenses in 2013. A hard freeze was put on the defined benefit pension plan as of December 31, 2012 thereby reducing 2013 expenses and a curtailment expense of $341,000 from retiree lump-sum withdrawals was realized in 2012. These lower pension expenses were offset in part by new deferred compensation plans implemented to replace the pension plan. Premises and equipment decreased $10,000 due primarily to upgraded equipment and software purchased in 2012. The decrease was offset slightly by higher building maintenance and repairs and disposed assets related to modifications of the Millerton branch in 2013.

Data processing decreased $45,000 due primarily to lower tax preparation fees assessed in the Trust area. Professional fees increased $81,000 due primarily to higher investment management fees associated with the growth in trust and wealth advisory assets under management and increased legal fees associated with new compensation plans. Collections and OREO expense decreased $462,000 due primarily to lower litigation expenses, down $453,000, and delinquent real estate taxes, down $81,000, offset in part by higher appraisal and inspection expenses, up $84,000. Salisbury had three foreclosed properties at September 30, 2013. FDIC insurance decreased $13,000. Marketing and contributions increased $59,000 due primarily to an increase of general marketing campaigns and increased contributions to community organizations. Remaining operating expenses decreased $45,000 due to lower other administrative and operational expenses.

Income Taxes

The effective income tax rates for nine month period 2013 and nine month period 2012 were 18.30% and 21.55%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $589.5 million at September 30, 2013, down $11.3 million from December 31, 2012. Loans receivable, net, were $420.3 million at September 30, 2013, up $31.5 million, or 8.4%, from December 31, 2012. Non-performing assets were $9.7 million at September 30, 2013, down $0.4 million from $10.1 million at December 31, 2012. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.10%, 1.11% and 1.10%, at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Deposits were $479.9 million, down $11.3 million from $491.2 million at December 31, 2012.

At September 30, 2013, book value and tangible book value per common share were $32.28 and $26.17, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 10.28% and 16.67%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

Year-to-date 2013, securities decreased $26.5 million to $99.8 million as we continue to redeploy cash flow from the investment portfolio into loans. FHLBB advances decreased $1.2 million, while cash and cash-equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $19.9 million to $23.7 million.

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

Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at September 30, 2013.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1.1 million. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell any of its securities before recovery of their cost basis.

Accumulated other comprehensive loss at September 30, 2013 of ($32,000) included net unrealized holding gains, net of tax, of $0.4 million, decrease of $2.5 million over December 2012, partially offset by unrecognized pension plan expense, net of tax, of $0.5 million.

Loans

Net loans receivable increased $31.5 million to $420.3 million at September 30, 2013, compared with $388.8 million at December 31, 2012.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2013	December 31, 2012
Residential 1-4 family	$225,262	$198,552
Residential 5+ multifamily	4,894	3,889
Construction of residential 1-4 family	1,250	2,379
Home equity credit	34,163	34,162
Residential real estate	265,569	238,982
Commercial	91,817	87,382
Construction of commercial	9,154	5,823
Commercial real estate	100,971	93,205
Farm land	4,193	4,320
Vacant land	9,168	9,926
Real estate secured	379,901	346,433
Commercial and industrial	35,837	38,094
Municipal	4,101	3,378
Consumer	3,974	4,181
Loans receivable, gross	423,813	392,086
Deferred loan origination fees and costs, net	1,149	1,032
Allowance for loan losses	(4,656)	(4,360)
Loans receivable, net	$420,306	$388,758
Loans held-for-sale
Residential 1-4 family	$708	$1,879

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During nine months of 2013, non-performing assets decreased $0.4 million, and the amount of total impaired and potential problem loans decreased $2.3 million.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2013
Residential 1-4 family	$206,691	$11,754	$6,721	$96	$-	$225,262
Residential 5+ multifamily	2,711	1,208	975	-	-	4,894
Construction of residential 1-4 family	1,250	-	-	-	-	1,250
Home equity credit	31,541	1,240	1,382	-	-	34,163
Residential real estate	242,193	14,202	9,078	96	-	265,569
Commercial	66,899	16,513	8,405	-	-	91,817
Construction of commercial	8,412	152	590	-	-	9,154
Commercial real estate	75,311	16,665	8,995	-	-	100,971
Farm land	1,611	1,436	1,146	-	-	4,193
Vacant land	5,759	293	3,116	-	-	9,168
Real estate secured	324,874	32,596	22,335	96	-	379,901
Commercial and industrial	28,149	6,675	1,013	-	-	35,837
Municipal	4,101	-	-	-	-	4,101
Consumer	3,854	102	18	-	-	3,974
Loans receivable, gross	$360,978	$39,373	$23,366	$96	$-	$423,813
32

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Residential 1-4 family	$180,442	$12,473	$5,538	$99	$-	$198,552
Residential 5+ multifamily	2,872	773	244	-	-	3,889
Construction of residential 1-4 family	1,570	-	809	-	-	2,379
Home equity credit	30,981	1,848	1,333	-	-	34,162
Residential real estate	215,865	15,094	7,924	99	-	238,982
Commercial	64,817	13,299	9,266	-	-	87,382
Construction of commercial	5,055	297	471	-	-	5,823
Commercial real estate	69,872	13,596	9,737	-	-	93,205
Farm land	2,799	341	1,180	-	-	4,320
Vacant land	4,885	863	4,178	-	-	9,926
Real estate secured	293,421	29,894	23,019	99	-	346,433
Commercial and industrial	28,453	8,300	1,341	-	-	38,094
Municipal	3,378	-	-	-	-	3,378
Consumer	3,994	159	28	-	-	4,181
Loans receivable, gross	$329,246	$38,353	$24,388	$99	$-	$392,086

Changes in impaired and potential problem loans are as follows:

	September 30, 2013				September 30, 2012
	Impaired loans				Impaired loans
Nine months ended (in thousands)	Non-accrual	Accruing	Potential problem loans	Total	Non-accrual	Accruing	Potential problem loans	Total
Loans placed on non-accrual status	$3,671	$(758)	$(1,517)	$1,396	$3,858	$(665)	$(1,099)	$2,094
Loans restored to accrual status	(902)	385	143	(374)	(887)	563	23	(301)
Loan risk rating downgrades to substandard	-	-	3,586	3,586	-	-	1,680	1,680
Loan risk rating upgrades from substandard	-	-	(1,350)	(1,350)	-	-	(402)	(402)
Loan repayments	(2,246)	328	(2,540)	(4,458)	(596)	(155)	(301)	(1,052)
Loan charge-offs	(467)	19	(4)	(452)	(556)	-	-	(556)
Increase (decrease) in TDR loans	-	884	-	884	-	2,463	(1,830)	633
Real estate acquired in settlement of loans	(971)	(736)	-	(1,707)	(666)	-	-	(666)
Inter-month tax advances	198	-	-	198	-	-	-	-
Increase (decrease) in loans	$(717)	$122	$(1,682)	$(2,277)	$1,153	$2,206	$(1,929)	$1,430

For year-to-date 2013 Salisbury has placed $3.7 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $580,000 of loans primarily as a result of collateral deficiencies.

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
33
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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans, excluding troubled debt restructured loans	$6,116	$7,579
Non-accrual troubled debt restructured loans	3,027	2,280
Accruing troubled debt restructured loans	6,824	6,703
Total impaired loans	$15,967	$16,562
Commitments to lend additional amounts to impaired borrowers	$-	$-

Non-Performing Assets

Non-performing assets decreased $0.4 million to $9.7 million, or 1.6% of assets at September 30, 2013, from $10.1 million, or 1.7% of assets at December 31, 2012, and decreased $0.1 million from $9.8 million, or 1.6% of assets at September 30, 2012.

The 4% decrease in non-performing assets in the first nine months 2013 resulted primarily from $0.9 million of loans returning to accrual status, $0.5 million charged off, and $4.7 million from loan repayments and payoffs. These declines were offset in part by a $1.1 million change in 90+ past due status, a $0.2 million advance for taxes and additions of $3.7 million in new non-accrual loans and $0.7 million of OREO additions.

34

The components of non-performing assets are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Residential 1-4 family	$3,013	$3,024
Home equity credit	420	442
Commercial	2,114	2,235
Farm land	384	-
Vacant land	3,072	3,994
Real estate secured	9,003	9,695
Commercial and industrial	140	164
Consumer	-	-
Non-accruing loans	9,143	9,859
Accruing loans past due 90 days and over	23	-
Non-performing loans	9,166	9,859
Real estate acquired in settlement of loans	571	244
Non-performing assets	$9,737	$10,103

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2013	December 31, 2012
Current	$1,533	$1,797
Past due 001-029 days	1,285	75
Past due 030-059 days	758	701
Past due 060-089 days	596	445
Past due 090-179 days	696	1,983
Past due 180 days and over	4,298	4,858
Total non-performing loans	$9,166	$9,859

At September 30, 2013, 16.71% of non-accrual loans were current with respect to loan payments, compared with 18.23% at December 31, 2012. Loans past due 180 days include a $3.0 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.9 million during 2013 to $9.9 million, or 2.32% of gross loans receivable at September 30, 2013, from $9.0 million, or 2.29% of gross loans receivable at December 31, 2012.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Residential 1-4 family	$3,533	$3,098
Commercial	2,710	2,774
Real estate secured	6,243	5,872
Commercial and industrial	581	832
Accruing troubled debt restructured loans	6,824	6,704
Residential 1-4 family	2,246	1,041
Commercial	669	1,159
Vacant land	-	-
Real estate secured	2,915	2,200
Commercial and industrial	112	80
Non-accrual troubled debt restructured loans	3,027	2,280
Troubled debt restructured loans	$9,851	$8,984
35

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2013	December 31, 2012
Current	$6,079	$5,354
Past due 001-029 days	437	445
Past due 030-059 days	308	905
Accruing troubled debt restructured loans	6,824	6,704
Current	1,039	1,333
Past due 001-029 days	1,285	-
Past due 030-059 days	214	301
Past due 060-089 days	489	194
Past due 090-179 days	-	-
Past due 180 days and over	-	452
Non-accrual troubled debt restructured loans	3,027	2,280
Total troubled debt restructured loans	$9,851	$8,984

At September 30, 2013, 72.26% of troubled debt restructured loans were current with respect to loan payments, as compared with 74.43% at December 31, 2012.

Past Due Loans

Loans past due 30 days or more decreased $2.2 million during 2013 to $11.4 million, or 2.69% of gross loans receivable at September 30, 2013, compared with $13.6 million, or 3.47% of gross loans receivable at December 31, 2012.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Past due 030-059 days	$2,674	$4,309
Past due 060-089 days	2,420	1,317
Past due 090-179 days	23	-
Accruing loans	5,117	5,626
Past due 030-059 days	758	701
Past due 060-089 days	596	445
Past due 090-179 days	673	1,983
Past due 180 days and over	4,298	4,859
Non-accrual loans	6325	7,988
Total loans past due 30 days or greater	$11,442	$13,614

Potential Problem Loans

Potential problem loans decreased $1.7 million during the nine months of 2013 to $9.1 million, or 2.15% of gross loans receivable at September 30, 2013, compared with $10.8 million, or 2.76% of gross loans receivable at December 31, 2012.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Residential 1-4 family	$1,620	$3,108
Residential 5+ multifamily	975	-
Home equity credit	914	892
Residential real estate	3,509	4,000
Commercial	3,912	4,624
Construction of commercial	590	450
Commercial real estate	4,502	5,074
Farm land	762	1,180
Vacant land	45	183
Real estate secured	8,818	10,437
Commercial and Industrial	292	345
Consumer	18	28
Potential problem loans	$9,128	$10,810
36

 The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2013	December 31, 2012
Current	$7,696	$7,992
Past due 001-029 days	175	452
Past due 030-059 days	304	2,065
Past due 060-089 days	930	301
Past due 090-179 days	23	-
Total potential problem loans	$9,128	$10,810

At September 30, 2013, 84.31% of potential problem loans were current with respect to loan payments, as compared with 73.93% at December 31, 2012.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits decreased $12.1 million during third quarter 2013 to $479.9 million at September 30, 2013, from $492.0 million at June 30, 2013, and decreased $10.3 million for year-over-year from $490.2 million at September 30, 2012. Retail repurchase agreements increased $0.9 million during third quarter 2013 to $3.9 million at September 30, 2013, compared with $3.0 million at June 30, 2013, and increased $1.0 million for year-over-year compared with $2.9 million at September 30, 2012.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during third quarter 2013 to $30.8 million at September 30, 2013, from $31.2 million at June 30, 2013, and decreased $11.6 million for year-over-year from $42.4 million at September 30, 2012. The decreases were due to amortizing payments of advances, maturities of advances that were not renewed, and the prepayment in fourth quarter 2012 of a $10.0 million advance maturing 12/16/2013 with a 4.88% coupon.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. At September 30, 2013, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 21.14%, down from 30.55% at December 31, 2012. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2013 provided net cash of $7.7 million. Investing activities utilized net cash of $15.5 million, principally from $34.0 million of net loan originations and principal collections and $5.2 million in time deposits with other banks, offset by proceeds of $22.3 million from calls and maturities of securities available-for-sale and $1.4 million proceeds from sales of other real estate owned. Financing activities utilized net cash of $12.0 million, principally due to a net decrease of $9.2 million in deposits and repurchase agreements, pay downs of FHLBB advances of $1.2 million and common and preferred stock dividends paid totaling $1.6 million.

At September 30, 2013, Salisbury had outstanding commitments to fund new loan originations of $17.4 million and unused lines of credit of $56.9 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

Shareholders’ equity was $71.2 million at September 30, 2013, down $0.8 million from December 31, 2012. Book value and tangible book value per common share were $32.28 and $26.17, respectively, compared with $33.14 and $26.85, respectively, at December 31, 2012. Contributing to the decrease in shareholders’ equity for year-to-date 2013 was other comprehensive loss of $2.5 million, and common and preferred stock dividends of $1.6 million which were offset partially by net income of $3.1 million and issuance of stock awards and restricted stock of $0.1 million. Accumulated other comprehensive loss consists of unrealized gains on securities available-for-sale, net of tax, of $0.4 million and unrecognized pension plan costs, net of tax, of $0.5 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ending September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend periods ended September 30, 2013 and June 30, 2013, was 1.0000%. For the tenth quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. On September 27, 2013, Salisbury declared a Series B Preferred Stock dividend of $40,000, payable on October 1, 2013. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

	Well capitalized	September 30, 2013		December 31, 2012
		Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.67%	13.93%	16.63%	13.77%
Tier 1 Capital (to risk-weighted assets)	6.00	15.42	12.70	15.46	12.62
Tier 1 Capital (to average assets)	5.00	10.28	8.60	9.87	8.15

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

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2015 and phased-in over a multiple year period through 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. We are in the process of assessing the impact from these new regulatory requirements, and while we cannot be certain of the impact, we believe that we will exceed the requirements of adequately capitalized plus the capital conservation buffer, once they become effective.

Dividends

During the nine month period ended September 30, 2013 Salisbury paid $121,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $1,436,000 in common stock dividends.

On October 25, 2013, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 29, 2013 to shareholders of record on November 8, 2013. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised September 27, 2009, notes that, as a general matter, the board of directors of a BHC should inform the FRB and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2013 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2013 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates - immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates - immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 111 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with gradually rising interest rates - gradual non-parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 150 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2013 net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2013:

As of September 30, 2013	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(14.69)%	(7.73)%
Immediately falling interest rates (static growth assumptions)	(1.24)	(4.29)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(4.21)	(13.72)

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

As of September 30, 2013 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(76)	$(150)
U.S. Government agency notes	(103)	(265)
Municipal bonds	(2,675)	(5,431)
Mortgage backed securities	(1,244)	(2,603)
Collateralized mortgage obligations	(370)	(758)
SBA pools	(8)	(15)
Total available-for-sale debt securities	$(4,476)	$(9,222)
40

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2013.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

On April 4, 2013, the Bank moved to dismiss the appeal of the Foreclosure Action for lack of subject matter jurisdiction.  The Appellate Court granted that motion on May 8, 2013.  On June 6, 2013, the Appellate Court also denied Erling Christophersen’s motion for reconsideration of its decision.  Erling Christophersen’s appeal of the order denying his Motion to Restore the First Action remains pending, and the Bank intends to vigorously oppose that appeal. Trial is scheduled to begin on January 6, 2014.

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
42

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

 SALISBURY BANCORP, INC.

November 14, 2013	by	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 14, 2013	by	/s/ Donald E. White
Donald E. White,
Executive Vice President and Chief Financial Officer