Form 10-K
period 2013-12-31
SALISBURY BANCORP INC
filed 2014-03-28
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2013 was $44,463,146 based on the closing sales price of $26.00 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2014, was 1,711,121.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 14, 2014, which will be filed within 120 days of fiscal year ended December 31, 2013, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2013

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

Such developments could have an adverse impact on Salisbury’s financial position and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

Item 1.	BUSINESS

Salisbury Bancorp, Inc.

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury’s common stock is traded on the NASDAQ Capital Market under the symbol “SAL”. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of eight banking offices and eight ATMs located in Litchfield County, Connecticut, Dutchess County, New York and Berkshire County, Massachusetts and through its internet website (www.salisburybank.com).

Abbreviations Used Herein

ARRA	American Recovery and Reinvestment Act of 2009	FRA	Federal Reserve Act
Bank	Salisbury Bank and Trust Company	FRB	Federal Reserve Board
BHC	Bank Holding Company	GAAP	Generally Accepted Accounting Principles in the United States of America
BHCA	Bank Holding Company Act	GLBA	Gramm-Leach-Bliley Act
BOLI	Bank Owned Life Insurance	IOLTA	Interest on Lawyers Trust Accounts
CFPB	Consumer Financial Protection Bureau	LIBOR	London Interbank Offered Rate
CPP	Capital Purchase Program	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act of 1977	OTTI	Other Than Temporarily Impaired
CTDOB	State of Connecticut Department of Banking	PIC	Passive Investment Company
Dodd- Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Salisbury	Salisbury Bancorp, Inc. and Subsidiary
ESOP	Employee Stock Ownership Plan	SBLF	Small Business Lending Fund
FACT Act	Fair and Accurate Credit Transactions Act	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOX	Sarbanes-Oxley Act of 2002
EESA	Economic Emergency Stabilization Act	TARP	Troubled Asset Relief Program
FDIC	Federal Deposit Insurance Corporation	Treasury	United States Department of the Treasury
FHLBB	Federal Home Loan Bank of Boston

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

Real estate secured the majority of the Bank’s loans as of December 31, 2013, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters.

Residential Real Estate Loans

A principal lending activity of the Bank is to originate prime loans secured by first mortgages on one-to-four family residences. The Bank typically originates residential real estate loans through employees who are commissioned licensed mortgage originators (in accordance with the mortgage lending compensation guidelines issued by the CFPB). The Bank originates both fixed rate and adjustable rate mortgages.

The Bank currently sells the majority of the fixed rate 30 year residential mortgage loans it originates to the FHLBB under the Mortgage Partnership Finance program. The Bank typically retains loan servicing. The Bank retains some fixed rate residential mortgage loans and those loans originated under its first time home owner program.

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

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Construction phase is generally for twelve months.

Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner occupants. The repayment of commercial construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. Economic events and changes in government regulations, which the Bank and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and sell them for amounts anticipated at the time the projects commenced.

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

Consumer Loans

The Bank originates various types of consumer loans, including home equity loans and lines of credit, auto and personal installment loans. Home equity loans and lines of credit are generally secured by one-to-four family owner-occupied properties, typically by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit adjust based on the Wall Street Journal’s prime rate of interest. Consumer loans are originated through the branch network with the exception of Home Equity Lines Of Credit, which are originated by licensed Mortgage Lending Originator staff.

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

Credit Administration is responsible for determining loan loss reserve adequacy, preparing monthly and quarterly reports regarding the credit quality of the loan portfolio; which are submitted to the Loan Committee to ensure compliance with the credit policy, and managing non-performing and classified assets as well as oversight of all collection activity. On a quarterly basis, the Loan Committee reviews commercial and commercial real estate loans that are risk rated as “Special Mention” or worse, focusing on the current status and strategies to improve the credit.

The Bank’s loan review activities are performed by an independent third party firm that evaluates the creditworthiness of borrowers and the appropriateness of the Bank’s risk rating classifications. The firm’s findings are reported to Credit Administration and the Loan and Audit Committee.

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

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Retail and commercial deposits are received through the Bank’s banking offices. Additional depositor related services provided to customers include merchant services, cash management (ACH Origination, Wire Transfers and Positive Pay), ATM, bank-by-phone, Internet Banking, Internet Bill Pay, Person to Person Payments, Bank to Bank Transfers, Mobile Banking, and Online Financial Management services.

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

Subsidiaries

Salisbury has one wholly-owned subsidiary, Salisbury Bank and Trust Company. The Bank has two wholly-owned subsidiaries, SBT Mortgage Service Corporation and S.B.T. Realty, Inc. SBT Mortgage Service Corporation is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to Salisbury are exempt from the Connecticut Corporate Business Tax. S.B.T. Realty, Inc. was formed to hold New York State real estate and is presently inactive.

Employees

At December 31, 2013, the Bank had 125 full-time employees and 22 part-time employees. None of the employees were represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP plan and an employee 401(k) plan. Management considers relations with its employees to be good.

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

Regulation and Supervision

General

Salisbury is required to file reports and otherwise comply with the rules and regulations of the FRB, the CTDOB, the FDIC, the SEC and NASDAQ.

The Bank is subject to extensive regulation by the CTDOB, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the CTDOB concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers.

The following discussion of the laws, regulations and policies material to the operations of Salisbury and the Bank is a summary and is qualified in its entirety by reference to such laws, regulations and policies. Such statutes, regulations and policies are continually under review by Congress and the Connecticut, New York and Massachusetts State Legislatures and federal and state regulatory agencies. Any change in such laws, regulations, or policies could have a material adverse impact on Salisbury or the Bank.

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

Connecticut Bank Holding Company Regulation

Salisbury is also subject to Connecticut banking law applicable to Connecticut bank holding companies. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification to, and lack of disapproval by, the CTDOB. The CTDOB will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the CTDOB waives this five-year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

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

Financial Modernization

GLBA permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” as defined in the FRB’s Regulation Y, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined to be permissible by statute or by the FRB and the Treasury. Salisbury is a registered financial holding company.

All financial institutions are required to establish policies and procedures with respect to the ability of the Bank to share nonpublic customer data with nonaffiliated parties and to protect customer data from unauthorized access. The Bank has developed policies and procedures, and believes it is in compliance with all privacy, information sharing, and notification provisions of GLBA and the FACT Act.

Connecticut Banking Laws and Supervision

The Bank is a state-chartered commercial bank under Connecticut law and as such is subject to regulation and examination by the CTDOB. The CTDOB regulates commercial banks, among other financial institutions, for compliance with the laws and regulations of the States of Connecticut, New York and Massachusetts, as well as the appropriate rules and regulations of federal agencies. The approval of the CTDOB is required for, among other things, the establishment of branch offices and business combination transactions. The CTDOB conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the CTDOB, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

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

New York and Massachusetts Banking Laws and Supervision

Federal and state laws authorize the interstate merger of banks. Among other things, banks may establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. The Bank conducts activities and operates branch offices in New York and Massachusetts as well as Connecticut. Generally, with respect to its business in New York and Massachusetts, the Bank may conduct any activity that is authorized under Connecticut law that is permissible for either New York or Massachusetts state banks or for an out-of-state national bank, at its New York and Massachusetts branch offices, respectively. The New York State Superintendent of Banks may exercise regulatory authority with respect to the Bank’s New York branch offices. The Bank is subject to certain rules related to community reinvestment, consumer protection, fair lending, establishment of intra-state branches and the conduct of banking activities with respect to its branches located in New York State. The Massachusetts Commissioner of Banks may exercise similar authority, and the Bank is subject to similar rules under Massachusetts Banking Law with respect to the Bank’s Massachusetts branch offices.

Federal Regulations

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks, such as the Bank, that are not members of the Federal Reserve System (“state non-member banks”) are required to comply with minimum leverage capital requirements. For most institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common Shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

 In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2015 and phased-in over a multiple year period through 2019. The new capital rules call for greater reliance upon equity capital with higher minimum capital level requirements. We are in the process of assessing the impact from these new regulatory requirements, and while we cannot be certain of the impact, we believe that Salisbury will exceed applicable regulatory requirements, once they become effective.

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

As of December 31, 2013, the Bank was “well capitalized”.

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

The FRA and Regulation O restrict loans to directors, executive officers, and principal shareholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors and must be made on terms substantially the same as offered in comparable transactions to other persons. The FRA imposes additional limitations on loans to executive officers.

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

Among other things, the Dodd-Frank Act: (1) raised the minimum Designated Reserve Ratio (DRR), which the FDIC must set each year, to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the DRR (which was formerly capped at 1.5%) and therefore on the size of the DIF; (2) required that the DIF reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016) on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminated the requirement that the FDIC provide dividends from the Fund when the reserve ratio is between 1.35% and 1.50%; and (5) continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

The Dodd-Frank Act also required that the FDIC amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Under the Dodd-Frank Act, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.

The FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the Dodd-Frank Act’s dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC's assessment rules. The FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act; made changes to assessment rates; implemented the Dodd-Frank Act’s DIF dividend provisions; and revised the risk-based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. Nearly all of the 6,700-plus institutions with assets less than $10 billion, including the Bank, have benefited from a reduction in their assessments as a result of this final rule.

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

Consumer Protection and the Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”). As required by the Dodd-Frank Act, jurisdiction for all existing consumer protection laws and regulations has been transferred to the CFPB. In addition, the CFPB is granted authority to promulgate new consumer protection regulations for banks and nonbank financial firms offering consumer financial services or products to ensure that consumers are protected from “unfair, deceptive, or abusive” acts or practices.

Salisbury is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and establishes the CFPB, as described above.

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition.

Federal Reserve System

All depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements currently are assessed on the depository institution's net transaction accounts (mostly checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities.

For net transaction accounts in 2013, the first $12.4 million (which may be adjusted by the FRB) will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $12.4 million up to and including $79.5 million (which may be adjusted by the FRB). A 10% reserve ratio will be assessed on net transaction accounts in excess of $79.5 million (which may be adjusted by the FRB). The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2013, the Bank had FHLBB stock of $5.3 million and FHLBB advances of $30.4 million.

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

In 2008, the FHLBB announced to its members it was focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB announced the resumption of modest quarterly cash dividends to its members through 2011 and on June 27, 2011 the FHLBB announced the discontinuation of its excess stock pool effective June 28, 2011, and designated December 28, 2011, as the required stock purchase date. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2013. If in the future there were to be further deterioration of the FHLBB’s capital levels it might warrant the Bank to deem its restricted investment in FHLBB stock to be OTTI. If future evidence of impairment were to exist, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

Troubled Asset Relief Program and Capital Purchase Program

TARP was established as part of the Emergency Economic Stabilization Act of 2008 and gave the Treasury authority to deploy up to $700 billion into the financial system with the objective of improving liquidity in the capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of the $700 billion authorized into preferred stock investments in banks (the “CPP”).

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

Salisbury elected to participate in Treasury’s SBLF program and on August 25, 2011, Salisbury sold to the Secretary of the Treasury $16 million of its Series B Preferred Stock under the SBLF program, and simultaneously repurchased all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of TARP. All of the proceeds from the sale of its Series B Preferred Stock are treated as Tier 1 Capital for regulatory purposes.

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2013 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

USA PATRIOT Act

Under the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. Salisbury has in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Community Reinvestment Act and Fair Lending Laws

Salisbury has a responsibility under the CRA to help meet the credit needs of our communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against the Bank by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s most recent FDIC CRA rating was “satisfactory”.

The Electronic Funds Transfer Act, Regulation E and Related Laws

The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the Federal Reserve's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearing house (“ACH”) transactions, telephone bill-payment plans, or remote banking services. Regulation E requires consumers to opt in (affirmatively consent) to participation in a bank's overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all new customers who are consumers, and the customer's affirmative consent must be obtained, before charges may be assessed on the consumer's account for paying such overdrafts.

Regulation E also provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions and prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer's account on the consumer's opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions. Salisbury does not allow consumers to opt in, as one time point-of-sale or ATM transactions cannot overdraw an account in which an overdraft fee is assessed.

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differentials	19-20
II.	Investment Portfolio	25, 47-49
III.	Loan Portfolio	25-30, 50-56
IV.	Summary of Loan Loss Experience	21-22, 54-56
V.	Deposits	30, 58
VI.	Return on Equity and Assets	17
VII.	Short-Term Borrowings	30, 58

Item 1A.	RISK FACTORS

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

Salisbury’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments, and the interest rates paid on deposits and borrowings, could adversely affect Salisbury’s earnings and financial condition. Salisbury cannot predict with certainty or control changes in interest rates. Global, national, regional, and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Salisbury has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates.

However, changes in interest rates still may have an adverse effect on Salisbury’s profitability. For example, high interest rates could also affect the volume of loans that Salisbury originates, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower rate, to accounts with a higher rate or experience customer attrition due to competitor pricing or disintermediation. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Salisbury is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Salisbury’s net interest margin will decline.

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

Fluctuations in economic conditions and collateral values could impact the adequacy of Salisbury’s allowance for loan losses may be insufficient.

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

If all, or a significant portion, of the unrealized losses in Salisbury’s portfolio of investment securities were determined to be other-than-temporarily impaired, Salisbury would recognize a material charge to its earnings and its capital ratios would be adversely impacted.

As of December 31, 2013, Salisbury had $0.4 million of after-tax unrealized gains associated with its portfolio of securities available-for-sale, compared with $2.9 million of after-tax unrealized gains at December 31, 2012. Fair values of securities are supplied by third-party sources.

Management must assess whether unrealized losses are other-than-temporary and relies on data supplied by third-party sources to do so. The determination of whether a decline in fair value is other-than-temporary considers numerous factors, many of which involve significant judgment.

To the extent that any portion of the unrealized losses in Salisbury’s portfolio of investment securities is determined to be other-than-temporarily impaired, Salisbury will recognize a charge to its earnings in the quarter during which such determination is made and its earnings and capital ratios will be adversely impacted. Salisbury did not recognize any other-than-temporary impairment losses in 2013.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2013, Salisbury had $9.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

Salisbury’s ability to pay dividends substantially depends upon its receipt of dividends from the Bank.

Cash dividends from the Bank and Salisbury’s liquid assets are the principal sources of funds for paying cash dividends on Salisbury’s common stock and preferred stock. Unless Salisbury receives dividends from the Bank or chooses to use its liquid assets, it may not be able to pay dividends. Salisbury must pay dividends on its preferred stock before it may pay dividends on its common stock. The Bank’s ability to pay dividends to Salisbury is subject to its condition and profitability as well as its regulatory requirements.

Strong competition within Salisbury’s market areas may limit growth and profitability.

Competition in the banking and financial services industry is intense. Salisbury competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. As Salisbury grows, it may expand into contiguous market areas where it may not be as well-known as other institutions that have been operating in those areas for some time. In addition, larger banking institutions may become increasingly active in Salisbury’s market areas, may have substantially greater resources and lending limits and may offer certain services that Salisbury does not, or cannot efficiently, provide. Salisbury’s profitability depends upon its continued ability to successfully compete in its market areas. The greater resources and deposit and loan products offered by some competitors may limit its ability to grow profitably.

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

Salisbury’s stock price may be volatile.

Salisbury’s stock is inactively traded and its stock price may fluctuate widely in response to a variety of factors including:

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

Salisbury’s ability to attract and retain skilled personnel may impact its success.

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

A failure involving controls and procedures may have an adverse effect on Salisbury.

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

If customer information was to be misappropriated and used fraudulently, Salisbury could be exposed to potential liability and reputation risk.

Risk of theft of customer information resulting from security breaches by third parties exposes banks to reputation risk and potential monetary loss. Like other financial institutions, Salisbury has exposure to fraudulent misuse of its customers’ personal information resulting from its general business operations through loss or theft of the information and through misappropriation of information by third parties in connection with customer use of financial instruments, such as debit cards.

In addition, Salisbury relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communications and information exchange. Despite the safeguards instituted by Salisbury, any systems are susceptible to a breach of security. In addition, Salisbury relies on the services of a variety of third party vendors to meet Salisbury’s data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Salisbury’s information systems or that of its vendors could damage Salisbury’s reputation, result in a loss of customer business or expose Salisbury to civil litigation and possible financial loss. Such costs and/or losses could materially impact Salisbury’s earnings.

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

The banking industry has experienced unprecedented turmoil over recent years as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession. Measures taken by the Government in an effort to stabilize the economy may have unintended consequences, and there can be no assurance that Salisbury will not be impacted by current market uncertainty in a way it cannot currently predict or mitigate.

Item 1B.	UNRESOLVED SEC STAFF COMMENTS

None.

Item 2.	PROPERTIES

Salisbury does not own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through seven full service branch offices located in Canaan, Salisbury and Sharon, Connecticut, Sheffield and South Egremont, Massachusetts, and Dover Plains and Millerton, New York. The Bank recently took steps to establish a new branch in Great Barrington, Massachusetts which will be a leased facility and is expected to open in mid-2014. In addition, the Bank signed an agreement to acquire a branch office (leased facility) and related deposits from another institution in Sharon, Connecticut. The Bank expects to consolidate our existing Sharon office with the new branch following receipt of regulatory approvals and consummation of the transaction later this year. The Bank’s trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and five of its branch offices and currently leases three branch offices.

For additional information, see Note 6, “Bank Premises and Equipment,” and Note 17, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	—
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	—
Salisbury Office	18 Main Street, Salisbury, CT	Owned	—
Sharon Office	29 Low Road, Sharon, CT	Owned	—
Canaan Operations	94 Main Street, Canaan, CT	Owned	—
Canaan Office	100 Main Street, Canaan, CT	Owned	—
Millerton Office	87 Main Street, Millerton, NY	Owned	—
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/10/14
Sheffield Office	640 North Main, Street, Sheffield, MA	Owned	—
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	4/30/29
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	8/01/17

Item 3.	LEGAL PROCEEDINGS

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

As previously disclosed, John R. Christophersen claimed an interest in the Westport real property transferred to the Trust and sought to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

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

On July 27, 2012, Erling Christophersen filed a Motion to Restore the First Action, and on October 15, 2012 filed a Motion to Stay the Foreclosure Action pending resolution of the Motion to Restore. The Bank opposed both motions. On February 1, 2013, the Court issued orders denying both motions. On February 14, 2013, Erling Christophersen appealed the orders denying his Motion to Restore the First Action, and Motion to Stay the Foreclosure Action.

The Appellate Court dismissed the appeal of the Foreclosure Action in May 2013, and later denied Erling Christophersen’s motion for reconsideration of its decision. The Bank continues to proceed in its Foreclosure Action against Erling Christophersen.  Erling Christophersen asserted two special defenses and set-off claims alleging (1) that the Bank failed to defend the title claims against the properties, and (2) that the Bank took certain trustee fees without approval. The Bank moved to strike the special defenses and set off claims. In a decision issued on November 6, 2013, the court granted the motion to strike as to the second special defense and set off, but denied the motion as to the first special defense and set off. Trial began on February 4, 2014, and concluded on February 14, 2014. Post-trial briefs are due in mid-April, 2014, and a decision is expected thereafter.

Erling Christophersen’s appeal of the order denying his Motion to Restore the First Action remains pending, and was heard by the Appellate Court on March 10, 2014. The Court has now taken the matter under advisement and next it will write an opinion disposing of the appeal.

There are no other material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASED ON EQUITY SECURITIES

Market Information

For the information required by this item see “Note 22 - Selected Quarterly Consolidated Financial Data (Unaudited)” of Notes to Consolidated Financial Statements.

Holders

There were approximately 1,713 holders of record of the common stock of Salisbury as of March 1, 2014. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Equity Compensation Plan Information

For the information required by this item see “Note 14 – Directors Stock Retainer Plan and Long Term Incentive Plan” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Dividends

For a discussion of Salisbury's dividend policy and restrictions on dividends see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividends”.

Item 6.	SELECTED FINANCIAL DATA

The following table contains certain information concerning the financial position and results of operations of Salisbury at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2013	2012	2011	2010	2009
Statement of Income
Interest and dividend income	$21,750	$22,658	$24,044	$24,656	$25,866
Interest expense	3,062	4,282	5,559	7,497	9,032
Net interest and dividend income	18,688	18,376	18,485	17,159	16,834
Provision for loan losses	1,066	1,070	1,440	1,000	985
Trust and wealth advisory	3,074	2,945	2,548	2,102	1,978
Service charges and fees	2,298	2,189	2,090	2,006	1,725
Gains on sales of mortgage loans, net	579	1,596	687	816	488
Mortgage servicing, net	35	(21)	65	97	80
Gains on securities, net	—	279	11	16	473
Other-than-temporary impairment losses, net	—	—	—	—	(1,128)
Other	319	326	255	270	459
Non-interest income	6,305	7,314	5,656	5,307	4,075
Non-interest expense	18,935	19,554	17,639	17,113	17,506
Income before income taxes	4,992	5,066	5,062	4,353	2,418
Income tax provision (benefit)	909	989	950	693	(49)
Net income	4,083	4,077	4,112	3,660	2,467
Net income available to common shareholders	3,922	3,861	3,588	3,198	2,102
Financial Condition
Total assets	$587,109	$600,813	$609,284	$575,470	$562,347
Loans receivable, net	438,178	388,758	370,766	352,449	327,257
Allowance for loan losses	4,683	4,360	4,076	3,920	3,473
Securities	99,831	132,034	161,876	153,510	151,125
Deposits	477,369	491,215	471,306	430,289	418,203
Federal Home Loan Bank of Boston advances	30,411	31,980	54,615	72,812	76,364
Repurchase agreements	2,554	1,784	12,148	13,190	11,415
Total shareholders' equity	72,790	71,997	66,862	55,016	52,355
Non-performing assets	7,549	10,104	10,820	10,751	7,720
Per Common Share Data
Earnings, diluted and basic	$2.30	$2.28	$2.12	$1.90	$1.25
Cash dividends paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	27.12	26.85	23.69	20.81	19.12
Statistical Data
Net interest margin (taxable equivalent)	3.57%	3.45%	3.51%	3.37%	3.51%
Efficiency ratio (taxable equivalent)	70.70	69.38	68.16	71.51	74.38
Effective tax rate	18.21	19.49	18.80	15.92	(2.03)
Return on average assets	0.66	0.64	0.61	0.56	0.39
Return on average common shareholders' equity	7.01	7.22	7.26	6.93	5.18
Dividend payout ratio	48.83	49.02	52.70	59.09	89.60
Allowance for loan losses to loans receivable, gross	1.06	1.11	1.09	1.10	1.05
Non-performing assets to total assets	1.29	1.68	1.78	1.87	1.37
Tier 1 leverage capital	10.65	9.87	9.45	8.39	8.39
Total risk-based capital	16.46	16.63	15.97	13.91	12.86
Weighted average common shares outstanding, diluted	1,691	1,690	1,689	1,687	1,686
Common shares used to calculate diluted earnings per common share	1,691	1,690	1,689	1,688	1,687

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from eight full-service offices in the towns of Canaan, Lakeville, Salisbury and Sharon, Connecticut, South Egremont and Sheffield, Massachusetts, and, Dover Plains and Millerton, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut. The Bank recently took steps to establish a new branch in Great Barrington, Massachusetts. In January 2014 the Bank signed an agreement to acquire a branch office and related deposits from another institution in Sharon, Connecticut and expects to consolidate its existing Sharon office with such new branch following receipt of regulatory approvals and consummation of the transaction later this year.

Additionally on March 19, 2014, Salisbury announced the execution of a definitive agreement and plan of merger with Riverside Bank, headquartered in Poughkeepsie, New York with three offices in Dutchess County and a branch office in Orange County, New York, in an all-stock transaction pursuant to which Riverside Bank will merge into Salisbury Bank and Trust Company. Upon consummation of such transaction, the combined organization expected to have approximately $850 million in total assets, $630 million in total loans and $730 million in total deposits with 13 branch locations in Connecticut, Massachusetts and New York. The transaction is subject to approval by the shareholders of Salisbury and Riverside, as well as regulatory approvals. The transaction is expected to close in the third or fourth calendar quarter of 2014. (Please refer to the note at the conclusion of this Management Discussion and Analysis for “Additional Information and Where to Find it” regarding this matter.)

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

OVERVIEW

Net income available to common shareholders was $3,922,000, or $2.30 per common share, for 2013, compared with $3,861,000 or $2.28 per common share for 2012. Selected 2013 highlights are as follows:

•	Earnings per common share increased $0.02, or 0.9%, to $2.30.
•	Earnings per common share excluding one-time fourth quarter expenses related to strategic initiatives of $202,000 (net of taxes), or $0.12 per share, would have been $2.42 per share or an increase of $0.14 (+6%) compared to 2012.
•	Tax equivalent net interest income increased $429,000, or 2.2%.
•	Non-interest expense decreased $619,000, or 3.2%. Preferred stock dividends were $161,000, versus $240,000 for 2012.

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2013 and 2012

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $429,000 in 2013 over 2012. The net interest margin increased 12 basis points to 3.57% from 3.45%, due to a 26 basis point decline in the average cost of interest-bearing liabilities, offset partially by a 9 basis point decline in the average yield on interest-earning assets. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Loans (a)(d)	$419,193	$381,886	$367,342	$18,250	$18,153	$18,666	4.35%	4.75%	5.08%
Securities (c)(d)	106,603	134,817	144,021	4,650	5,506	6,258	4.36	4.08	4.35
FHLBB stock	5,417	5,801	6,032	21	30	24	0.39	0.51	0.40
Short term funds (b)	26,281	41,854	39,185	67	90	127	0.25	0.21	0.32
Total earning assets	557,494	564,358	556,580	22,988	23,779	25,075	4.12	4.21	4.51
Other assets	37,966	40,444	35,360
Total assets	$595,460	$604,802	$591,940
Interest-bearing demand deposits	$75,185	$65,953	$64,625	278	353	437	0.37	0.54	0.68
Money market accounts	128,951	128,619	108,983	330	420	530	0.26	0.33	0.49
Savings and other	106,224	99,528	96,317	206	281	379	0.19	0.28	0.39
Certificates of deposit	88,352	98,974	111,042	999	1,360	1,819	1.13	1.37	1.64
Total interest-bearing deposits	398,712	393,074	380,967	1,813	2,414	3,165	0.45	0.61	0.83
Repurchase agreements	3,035	5,879	12,510	6	23	63	0.19	0.39	0.50
FHLBB advances	31,176	43,605	57,126	1,243	1,845	2,331	3.93	4.16	4.08
Total interest-bearing liabilities	432,923	442,558	450,603	3,062	4,282	5,559	0.71	0.97	1.23
Demand deposits	84,416	84,385	77,577
Other liabilities	6,162	8,391	3,569
Shareholders’ equity	71,959	69,468	60,191
Total liabilities & shareholders’ equity	$595,460	$604,802	$591,940
Net interest income				$19,926	$19,497	$19,516
Spread on interest-bearing funds							3.41	3.25	3.27
Net interest margin (e)							3.57	3.45	3.51
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $1,238,000, $1,121,000 and $1,031,000, respectively for 2013, 2012 and 2011 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2013 versus 2012			2012 versus 2011
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$1,699	$(1,602)	$97	$715	$(1,228)	$(513)
Securities	(1,191)	335	(856)	(388)	(364)	(752)
FHLBB stock	(2)	(7)	(9)	(1)	7	6
Short term funds	(37)	14	(23)	7	(44)	(37)
Interest-earning assets	469	(1,260)	(791)	333	(1,629)	(1,296)
Deposits	(74)	(527)	(601)	(83)	(668)	(751)
Repurchase agreements	(8)	(9)	(17)	(30)	(10)	(40)
FHLBB advances	(511)	(91)	(602)	(562)	76	(486)
Interest-bearing liabilities	(593)	(627)	(1,220)	(675)	(602)	(1,277)
Net change in net interest income	$1,062	$(633)	$429	$1,008	$(1,027)	$(19)

Net interest and dividend income represents the difference between interest and dividends earned on loans and securities and interest expense incurred on deposits and borrowings. The level of net interest income is a function of volume, rates and mix of both earning assets and interest-bearing liabilities. Net interest income can be affected by changes in interest rate levels, changes in the volume of assets and liabilities that are subject to re-pricing within different future time periods, and in the level of non-performing assets.

Interest and Dividend Income

Tax equivalent interest and dividend income decreased $0.8 million, or 3.3%, to $23.0 million in 2013. Loan income increased $97,000, or 0.5%, primarily due to a $37.3 million, or 9.8%, increase in average loans. This increase in volume was partially offset by a 40 basis point decline in average yield, due to lower market interest rates and their effect on new loan rates, loan re-pricing and loan re-financing activity in 2013.

Tax equivalent interest and dividend income from securities decreased $856,000, or 15.5%, in 2013, as a result of a $28.2 million decrease in average security balances, offset partially by a 28 basis point increase in average yield. Contributing factors to the higher yield includes the maturity, call or pay down of lower yielding securities resulting in a remaining mix of higher yielding securities in the portfolio. Interest from short term funds decreased $23,000 in 2013 as a result of a $15.6 million decrease in average short term balances, which was offset partially by a 4 basis points increase in average yield.

Interest Expense

Interest expense decreased $1.2 million, or 28.5%, to $3.1 million in 2013 primarily as a result of decreases in deposit rates and maturities, and prepayments in the prior period of FHLBB advances, offset in part by higher average balances of interest bearing deposits.

Interest expense on interest bearing deposit accounts decreased $601,000, or 24.9%, in 2013, as a result of a 16 basis point decline in the average rate, to 0.45%, offset in part by a $5.6 million, or 1.4%, increase in average interest bearing deposits. The decline in average rate was due to the decline in interest rates and changes in product mix. Interest on retail repurchase agreements decreased $17,000, or 73.9%, as a result of a 20 basis point decline in average rate, to 0.19%, while the average balance decreased $2.8 million.

Interest expense on FHLBB advances decreased $602,000, or 32.6%, due to a $12.4 million, or 28.5%, decrease in average advances as a result of scheduled maturities in the current period and prepayment of an advance at the end of 2012. The average borrowing rate decreased to 3.93% from 4.16%.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,066,000 for 2013, compared with $1,070,000 for 2012. Net loan charge-offs were $743,000 and $786,000, for the respective years. The lower provision for loan losses was supported by lower net charge-offs of non-performing loans. The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2013	2012	2011	2010	2009
Balance, beginning of period	$4,360	$4,076	$3,920	$3,473	$2,724
Provision (benefit) or loan losses	1,066	1,070	1,440	1,000	985
Real estate mortgages	(700)	(573)	(985)	(437)	(106)
Commercial & industrial	(4)	(222)	(180)	(95)	(82)
Consumer	(70)	(91)	(201)	(50)	(78)
Charge-offs	(774)	(886)	(1,366)	(582)	(266)
Real estate mortgages	6	36	26	—	—
Commercial & industrial	1	38	29	—	4
Consumer	24	26	27	29	26
Recoveries	31	100	82	29	30
Net (charge-offs) recoveries	(743)	(786)	(1,284)	(553)	(236)
Balance, end of period	$4,683	$4,360	$4,076	$3,920	$3,473
Loans receivable, gross	$441,679	$392,086	$373,838	$355,547	$330,144
Non-performing loans	7,172	9,860	8,076	10,141	7,445
Accruing loans past due 30-89 days	5,374	5,629	2,460	1,917	4,098
Ratio of allowance for loan losses:
to loans receivable, gross	1.06%	1.11%	1.09%	1.10%	1.05%
to non-performing loans	65.30	44.22	50.47	38.65	46.65
Ratio of non-performing loans:
to loans receivable, gross	1.62	2.51	2.16	2.84	2.25
Ratio of accruing loans past due 30-89 days:
to loans receivable, gross	1.22	1.44	0.66	0.54	1.24

The reserve coverage at December 31, 2013, as measured by the ratio of allowance for loan losses to gross loans, was 1.06%, as compared with 1.11% at December 31, 2012. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $2.7 million to $7.2 million, or 1.62% of gross loans receivable, at December 31, 2013, down from 2.51% at December 31, 2012, while accruing loans past due 30-89 days decreased $0.2 million to $5.4 million, or 1.22% of gross loans receivable at December 31, 2013. See “Financial Condition – Loan Credit Quality” below for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$416,734	$2,835	$364,594	$2,567	$346,302	$2,436
Potential problem loans	8,687	282	8,345	246	7,289	234
Collectively evaluated	425,421	3,117	372,939	2,813	353,591	2,670
Performing loans	157	69	121	52	819	35
Potential problem loans	429	19	2,464	131	6,750	255
Impaired loans	15,672	1,053	16,562	924	12,678	874
Individually evaluated	16,258	1,141	19,147	1,107	20,247	1,164
Unallocated allowance	—	425	—	440	—	242
Totals	$441,679	$4,683	$392,086	$4,360	$373,838	$4,076

The following table sets forth the allocation of the allowance for loan losses among the broad categories of the loan portfolio and the percentage of loans in each category to total loans. Although the allowance has been allocated among loan categories for purposes of the table, it is important to recognize that the allowance is applicable to the entire portfolio. Furthermore, future charge-offs may not necessarily occur in these amounts or proportions.

Years ended December 31,	2013		2012		2011		2010		2009
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential	$1,545	54.34%	$1,477	52.87%	$1,097	52.47%	$1,115	50.56%	$488	50.91%
Commercial	1,385	23.04	1,059	23.45	1,139	23.81	1,152	22.83	1,428	20.65
Construction, land &
land development	226	2.11	300	2.71	409	4.75	400	7.39	233	8.61
Home equity credit	393	7.92	457	9.03	382	9.27	361	9.61	397	10.18
Real estate secured	3,549	87.41	3,293	88.06	3,027	90.30	3,028	90.39	2,546	90.35
Commercial & industrial	561	10.72	499	9.94	704	7.85	592	8.29	630	7.97
Consumer	105	0.87	92	1.09	79	1.20	164	1.32	117	1.38
Municipal	43	1.00	36	0.91	24	0.65	—	—	—	—
General unallocated	425	—	440	—	242	—	136	—	180	—
Total allowance	$4,683	100.00%	$4,360	100.00%	$4,076	100.00%	$3,920	100.00%	$3,473	100.00%

(a) Percent of loans in each category to total loans.

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan, or portion of a loan, to be uncollectible. The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans are segmented into pools of loans based on similar risk characteristics such as loan product, collateral type and loan-to-value, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows or collateral value, and (3) unallocated: general loss allocations for other environmental factors.

Impaired loans and certain potential problem loans, where warranted, are individually evaluated for impairment. Impairment is measured for each individual loan, or for a borrower’s aggregate loan exposure, using either the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. An allowance is established when the collateral value or discounted cash flows of the loan is lower than the carrying value of that loan.

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2013.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Trust and wealth advisory	$3,074	$2,945	$2,548	$129	4.4%	$397	15.6%
Service charges and fees	2,298	2,189	2,090	109	5.0	99	4.7
Gains on sales of mortgage loans, net	579	1,596	687	(1,017)	(63.7)	909	132.3
Mortgage servicing, net	35	(21)	65	56	266.7	(86)	(132.3)
Gains on securities, net	—	279	11	(279)	(100.0)	268	2,436.4
Bank-owned life insurance	234	258	183	(24)	(9.3)	75	41.0
Other	85	68	72	17	25.0	(4)	(5.6)
Total non-interest income	$6,305	$7,314	$5,656	$(1,009)	(13.8)%	$1,658	29.3%

Non-interest income decreased $1.0 million, or 13.8%, in 2013 versus 2012. Trust and Wealth Advisory revenues increased $129,000 primarily due to growth in managed assets; partially offset by decreased estate fee income. Service charges and fees increased $109,000 due to increased interchange and deposit fees. Gains on sales of mortgage loans decreased $1.0 million due to significantly lower mortgage volume of loans sold to the FHLBB Mortgage Partnership Finance Program. Mortgage loans sales totaled $18.4 million in 2013 versus $60.2 million in 2012. Income from servicing of mortgage loans increased $56,000 due primarily to higher servicing fees and periodic impairment benefit posted for 2013. Loans serviced under the FHLBB Mortgage Partnership Finance Program (MPF) program totaled $146.3 million and $145.9 million at December 31, 2013 and 2012, respectively. Gains on securities in 2012 resulted from the sale of a treasury bond. BOLI income decreased $24,000 due to a decrease in the nominal credit rate on the policies.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Salaries	$7,467	$7,149	$6,970	$318	4.4%	$179	2.6%
Employee benefits	2,804	2,912	2,493	(108)	(3.7)	419	16.8
Premises and equipment	2,398	2,408	2,330	(10)	(0.4)	78	3.3
Data processing	1,514	1,569	1,410	(55)	(3.5)	159	11.3
Professional fees	1,524	1,212	1,099	312	25.7	113	10.3
Collections and OREO	519	709	590	(190)	(26.8)	119	20.2
Litigation settlement	—	400	—	(400)	(100.0)	400	100.0
FDIC insurance	470	486	596	(16)	(3.3)	(110)	(18.5)
Marketing and community contributions	393	356	343	37	10.4	13	3.8
Printing and stationery	205	230	215	(25)	(10.9)	15	7.0
Amortization of intangible assets	222	222	222	—	—	—	—
FHLBB advance prepayment fee	—	450	—	(450)	(100.0)	450	100.0
Other	1,419	1,451	1,371	(32)	(2.2)	80	5.8
Non-interest expense	$18,935	$19,554	$17,639	$(619)	(3.2)%	$1,915	10.9%

Non-interest expense decreased $619,000, or 3.2%, in 2013 versus 2012. Salaries increased $318,000 due to changes in staffing levels and mix, and merit increases. Employee benefits decreased $108,000 mainly due to decreased pension plan expense of $786,000, which was mostly offset by higher 401(k) expense and new compensation plan expenses implemented to compensate for the hard freeze placed on the defined benefit pension plan as of December 31, 2012. Premises and equipment decreased $10,000 due primarily to lower equipment, software maintenance and depreciation, offset in part by the disposal of assets related to the renovations to the Millerton drive-up. Data processing decreased $55,000 mostly due to decreased trust data processing / trust tax preparation fees. Professional fees increased $312,000 primarily due to non-recurring expenses related to strategic initiatives and increased investment management fees due to higher volumes of assets under management. Collections and OREO expenses decreased $190,000 due to a change in the accounting for delinquent property taxes, lower collection costs and fewer OREO properties to maintain. FDIC insurance decreased $16,000. The 2012 FHLBB advance prepayment fee of $450,000 resulted from the early prepayment of a $10 million advance due 12/16/2013 with a 4.88% coupon. All other operating expenses decreased $20,000.

Income Taxes

The effective income tax rates for 2013 and 2012 were 18.21% and 19.49%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. For further information on income taxes, see Note 11 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2013 or 2012, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a PIC. In 2004 Salisbury availed itself of this legislation by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Comparison of the Years Ended December 31, 2012 and 2011

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) decreased $19,000 in 2012 over 2011. The net interest margin decreased 6 basis points to 3.45% from 3.51%, due to a 30 basis point decline in the average yield on interest-earning assets and a 26 basis points decline in the average cost of interest-bearing liabilities. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. Income and yields on tax-exempt securities and loans are presented on a fully taxable equivalent basis.

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

Interest on interest bearing deposit accounts decreased $751,000, or 23.7%, in 2012, as a result of a 22 basis point decline in average rate, to 0.61%, offset in part by a $12.1 million, or 3.2%, increase in average interest bearing deposits. The decline in average rate was due to the decline in interest rates and changes in product mix, as the proportion represented by time deposits decreased to 25.2% from 29.2%, while non-maturity deposits increased to 74.8% from 70.6%. Interest on retail repurchase agreements decreased $40,000, or 63.5%, as a result of an 11 basis point decline in average rate, to 0.39%, while the average balance decreased $6.6 million.

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

Non-Interest Income

Non-interest income increased $1.7 million, or 29.3%, in 2012 versus 2011. Trust and Wealth Advisory revenues increased $397,000 due to growth in managed assets, higher asset valuations and increased estate fee income. Service charges and fees increased $99,000. Gains on sales of mortgage loans increased $909,000 due to significantly higher loan volume and higher pricing. Mortgage loans sales totaled $60.2 million in 2012 versus $30.9 million in 2011. Income from servicing of mortgage loans decreased $86,000 due primarily to increased mortgage servicing rights amortization expense and lower credit enhancement fees, both attributable to increased loan refinancing activity, offset in part by higher servicing fees. Loans serviced under the FHLBB MPF program totaled $145.9 million and $114.8 million at December 31, 2012 and 2011, respectively. Gains on securities in 2012 resulted from the sale of a treasury bond. BOLI cash surrender value increased $75,000.

Non-Interest Expense

Non-interest expense increased $1.9 million, or 10.9%, in 2012 versus 2011. Salaries increased $179,000 due to changes in staffing levels and mix, and merit increases. Employee benefits increased $419,000 due to increased pension plan expense, up $406,000, that included a curtailment charge of $342,000 for lump sum benefit payments, and higher payroll taxes, while benefit costs remained relatively unchanged. Premises and equipment increased $78,000 due primarily to higher equipment and software maintenance and depreciation, offset in part by lower facilities maintenance and utilities, and the inclusion in 2011 of an expense related to the disposal of assets related to the reorganization of several Bank departments to gain efficiencies. Data processing increased $159,000 mostly due to increased ATM/debit card network processing fees, of $123,000 due to increased transactions volume and to vendor rebates in 2011. Professional fees increased $113,000 primarily due to increased audit and compliance and trust client related investment management services. Collections and OREO expenses increased $119,000 due to increased borrower real estate tax delinquencies, collection related legal fees and OREO carrying costs, offset in part by lower OREO write-downs, which were $123,000 and $231,000, respectively, for 2012 and 2011. The 2012 litigation settlement of $400,000 has enabled Salisbury to proceed with a foreclosure action against a non-performing loan. FDIC insurance decreased $110,000 as a result of the change in the assessment method in mid-2011. The 2012 FHLBB advance prepayment fee of $450,000 resulted from the early prepayment of a $10.0 million advance due 12/16/2013 with a 4.88% coupon. All other operating expenses increased $108,000.

Income Taxes

The effective income tax rates for 2012 and 2011 were 19.49% and 18.80%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds and bank-owned life insurance. Salisbury did not incur Connecticut income tax in 2012 or 2011, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a PIC. In 2004 Salisbury availed itself of this legislation by forming a PIC, SBT Mortgage Service Corporation.

Overview

During 2013, Salisbury’s assets decreased by $13.7 million to $587.1 million at December 31, 2013, as a result of decreases in cash and securities which funded net deposit outflows. Net loans receivable grew $49.4 million, or 12.7%, to $438.2 million. Deposits and repurchase agreements declined by $13.1 million, or 2.7%, to $479.9 million at December 31, 2013 as higher yielding, and more volatile, deposits left the balance sheet. At December 31, 2013, Salisbury’s tangible book value per common share was $27.12 and Tier 1 leverage and total risk-based capital ratios were 10.65% and 16.46%, respectively. Both Salisbury and the Bank are categorized as "well capitalized".

Securities and Short Term Funds

During 2013, securities decreased $31.8 million to $94.5 million, while short-term funds (interest-bearing deposits with other banks) decreased to $6.8 million, in order to fund loan growth. The carrying values of securities are as follows:

Years ended December 31, (dollars in thousands)	2013	2012	2011
Available-for-Sale
U.S. Treasury bills	$2,657	$2,733	$5,528
U.S. Government agency notes	2,590	7,726	14,924
Municipal bonds	40,437	47,365	50,796
Mortgage backed securities	33,892	48,729	58,300
Collateralized mortgage obligations	11,888	16,704	21,320
SBA pools	2,230	2,863	3,706
Other	797	167	1,220
Held-to-Maturity
Mortgage backed security	—	—	50
Non-Marketable
FHLBB stock	5,340	5,747	6,032
Total Securities	$99,831	$132,034	$161,876

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at December 31, 2013.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis. The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2013	$3,093	$2,534	$2,724
December 31, 2012	4,446	3,748	3,817
December 31, 2011	5,158	4,385	4,144

Accumulated other comprehensive gain at December 31, 2013 included net unrealized holding gains, net of tax, of $0.4 million, which is a reduction of $2.5 million from December 31, 2012.

Loans

During 2013, net loans receivable increased $49.4 million, or 12.7%, to $438.2 million at December 31, 2013, compared with loan growth of $18.0 million, or 4.9% in 2012.

Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2013, Salisbury originated $78.7 million of residential mortgage loans and $6.5 million of home equity loans for the portfolio, compared with $44.1 million and $6.8 million, respectively, in 2012. During 2013, total residential mortgage and home equity loans receivable grew by $33.0 million to $272.0 million at December 31, 2013, and represent 61.6% of loans receivable, substantially unchanged from 2012. During 2013, Salisbury’s residential mortgage lending department also originated and sold $18.4 million of residential mortgage loans, compared with $60.2 million during 2012. All loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounting to $3.9 million at December 31, 2013, and representing 0.9% of loans receivable, were down slightly from 2012.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically we meet our client’s credit need by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the SBA and USDA Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $46.2 million of commercial loans during 2013. During 2013, total commercial real estate, commercial and industrial and municipal loans increased $18.6 million to $153.3 million at December 31, 2013, and represent 34.7% of loans receivable, substantially unchanged from December 31, 2012.

The principal categories of loans receivable and loans held-for-sale are as follows:

Years ended December 31, (in thousands)	2013	2012	2011	2010	2009
Residential 1-4 family	$231,113	$198,552	$187,676	$173,932	$165,249
Residential 5+ multifamily	4,848	3,889	3,187	2,889	2,643
Construction of residential 1-4 family	1,876	2,379	5,305	8,948	2,817
Home equity credit	34,139	34,162	34,621	34,164	33,569
Residential real estate	271,976	238,982	230,789	219,933	204,278
Commercial	91,853	87,382	81,958	75,495	68,085
Construction of commercial	10,948	5,823	7,069	7,312	8,706
Commercial real estate	102,801	93,205	89,027	82,807	76,791
Farm land	3,402	4,320	4,925	5,690	5,577
Vacant land	9,067	9,926	12,828	12,979	11,656
Real estate secured	387,246	346,433	337,569	321,409	298,302
Commercial and industrial	46,292	38,094	29,358	25,123	24,014
Municipal	4,252	3,378	2,415	4,338	2,284
Consumer	3,889	4,181	4,496	4,677	5,544
Loans receivable, gross	441,679	392,086	373,838	355,547	330,144
Deferred loan origination costs, net	1,182	1,032	1,004	822	586
Allowance for loan losses	(4,683)	(4,360)	(4,076)	(3,920)	(3,473)
Loans receivable, net	$438,178	$388,758	$370,766	$352,449	$327,257
Loans held-for-sale
Residential 1-4 family	$173	$1,879	$948	$1,184	$665

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2013 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Residential	$92	$3,150	$234,595	$237,837
Home equity credit	54	441	33,644	34,139
Commercial	612	2,592	88,649	91,853
Commercial construction	500	123	10,325	10,948
Land	2,821	376	9,272	12,469
Real estate secured	4,079	6,682	376,485	387,246
Commercial and industrial	2,788	10,338	33,166	46,292
Municipal	119	709	3,424	4,252
Consumer	498	2,719	672	3,889
Loans receivable, gross	$7,484	$20,448	$413,747	$441,679

The composition of loans receivable due after one year with fixed and variable or adjustable interest rates is as follows:
December 31, 2013 (in thousands)	Fixed interest rates	Adjustable interest rates
Residential	$127,804	$109,941
Home equity credit	—	34,085
Commercial	13,217	78,024
Commercial construction	1,882	8,566
Land	75	9,573
Real estate secured	142,978	240,189
Commercial and industrial	31,037	12,467
Municipal	3,587	546
Consumer	3,073	318
Loans receivable, gross	$180,675	$253,520

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During 2013 total impaired and potential problem loans remained elevated, however decreased slightly, by $0.9 million to $24.8 million, or 5.6% of gross loans receivable at December 31, 2013, from $27.3 million, or 7.0% of gross loans receivable at December 31, 2012.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

Years ended December 31, (in thousands)	2013	2012
Pass	$378,689	$327,928
Special mention	38,203	36,785
Performing loans	416,892	364,713
Substandard	9,116	10,810
Doubtful	—	—
Potential problem loans	9,116	10,810
Pass
Troubled debt restructured loans, accruing	137	1,318
Special mention
Troubled debt restructured loans, accruing	2,109	1,568
Substandard
Troubled debt restructured loans, accruing	6,159	3,818
Troubled debt restructured loans, non-accrual	1,753	2,181
All other non-accrual loans	5,419	7,579
Doubtful
Troubled debt restructured loans, accruing	95	—
Troubled debt restructured loans, non-accrual	—	99
Impaired loans	15,672	16,563
Loans receivable, gross	$441,679	$392,086

Changes in impaired and potential problem loans are as follows:

	2013				2012
	Impaired loans		Potential		Impaired loans		Potential
Year ended December 31, (in thousands)	Non- accrual	Accruing	problem loans	Total	Non- accrual	Accruing	problem loans	Total
Net loans placed on non-accrual status	$1,652	$833	$(1,227)	$1,258	$5,201	$(103)	$(1,415)	$3,683
Loan risk rating downgrades to substandard	—	—	3,636	3,636	—	—	1,680	1,680
Loan risk rating upgrades from substandard	—	—	(1,350)	(1,350)	—	—	(1,259)	(1,259)
Loan repayments	(3,004)	259	(2,700)	(5,445)	(1,623)	(706)	(405)	(2,734)
Loan charge-offs (less charge offs for delinquent taxes)	(364)	—	(4)	(368)	(783)	—	—	(783)
Increase (decrease) in troubled debt restructuring	—	1,422	(50)	1,372	35	2,910	(1,830)	1,115
Real estate acquired in settlement of loans	(971)	(717)	—	(1,688)	(1,047)	—	—	(1,047)
Increase (decrease) in loans	$(2,687)	$1,797	$(1,695)	$(2,585)	$1,783	$2,101	$(3,229)	$655

Credit risk remained a focus of management’s attention during 2013; however there was a slight decrease in total impaired and potential problem loans, down $0.9 million in 2013. Similarly, net loans placed on non-accrual status, due to payment and financial performance, decreased to $1.3 million in 2013 from $3.7 million in 2012. Downgrades in loan risk ratings to substandard increased to $3.6 million in 2013 from $1.7 million in 2012. Upgrades in loan risk ratings from substandard increased slightly to $1.4 million in 2013 from $1.3 million in 2012. Loan repayments increased to $5.4 million in 2013 from $2.7 million in 2012. Loan charge-offs, primarily due to collateral deficiencies, remained elevated, though declined to $0.4 million in 2013 from $0.8 million in 2012. Troubled debt restructures increased to $1.4 million in 2013 from $1.1 million in 2012. Real estate acquired in settlement of loans increased to $1.7 million in 2013 from $1.0 million in 2012.

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

Credit Risk Ratings

Salisbury assigns credit risk ratings to loans receivable in order to manage credit risk and to determine the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. Salisbury’s rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are ratings (special mention, substandard, doubtful, and loss) defined by the bank’s regulatory agencies, the FDIC and CTDOB. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

•	Loans risk rated as "special mention" possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
•	Loans risk rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.
•	Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio and risk ratings are examined annually on a rotating basis by its two primary regulatory agencies, the FDIC and CTDOB.

Impaired Loans

Impaired loans decreased $0.9 million during 2013 to $15.7 million, or 3.55% of gross loans receivable at December 31, 2013, from $16.6 million, or 4.22% of gross loans receivable at December 31, 2012. The components of impaired loans are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Troubled debt restructurings, accruing	$8,500	$6,703	$4,602
Troubled debt restructurings, non-accrual	1,753	2,280	1,753
All other non-accrual loans	5,419	7,579	6,323
Impaired loans	$15,672	$16,562	$12,678

Non-Performing Assets

Non-performing assets decreased $2.6 million to $7.5 million at December 31, 2013, or 1.29% of assets, as compared with December 31, 2012, after peaking at $15.1 million, or 2.55% of total assets, at June 30, 2011. The components of non-performing assets are as follows:

Years ended December 31, (in thousands)	2013	2012	2011	2010	2009
Commercial	$1,857	$2,235	$2,337	$2,923	$2,226
Vacant land	2,870	3,995	3,658	4,018	3,535
Farm land	384	—	—	—	—
Residential 1-4 family	1,525	3,024	1,240	2,534	765
Home equity credit	402	442	173	362	367
Real estate secured	7,038	9,696	7,408	9,837	6,893
Commercial and industrial	134	164	668	208	546
Non-accrual loans	7,172	9,860	8,076	10,045	7,439
Accruing loans past due 90 days and over	—	—	—	96	6
Non-performing loans	7,172	9,860	8,076	10,141	7,445
Real estate acquired in settlement of loans, net	377	244	2,744	610	275
Non-performing assets	$7,549	$10,104	$10,820	$10,751	$7,720

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Income in accordance with original terms	$551	$301	$811
Income recognized	64	195	111
Reduction in interest income	$487	$106	$700

The past due status of non-performing loans is as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Current	$1,274	$1,798	$734
Past due 1-29 days	241	75	138
Past due 30-59 days	134	701	134
Past due 60-89 days	254	445	—
Past due 90-179 days	588	1,983	1,095
Past due 180 days and over	4,681	4,858	5,975
Total non-performing loans	$7,172	$9,860	$8,076

At December 31, 2013, 17.76% of non-accrual loans were current with respect to loan payments, compared with 18.23% at December 31, 2012. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential) where Salisbury has initiated a foreclosure action that is referred to in Item 3 of Part I, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $1.3 million in 2013 to $10.3 million, or 2.32% of gross loans receivable, from $9.0 million, or 2.29% of gross loans receivable at December 31, 2012. The components of troubled debt restructured loans are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Residential 1-4 family	$4,956	$3,097	$2,163
Home equity credit	48	—	—
Personal	22	—	—
Vacant land	225	—	—
Commercial	2,691	2,774	1,970
Real estate secured	7,942	5,871	4,133
Commercial and industrial	558	832	469
Accruing troubled debt restructured loans	8,500	6,703	4,602
Residential 1-4 family	999	1,041	52
Home equity credit	40	—	—
Commercial	608	1,159	1,132
Vacant land	—	—	461
Real estate secured	1,647	2,200	1,645
Commercial and Industrial	106	80	108
Non-accrual troubled debt restructured loans	1,753	2,280	1,753
Troubled debt restructured loans	$10,253	$8,983	$6,355

The past due status of troubled debt restructured loans is as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Current	$6,559	$5,353	$3,375
Past due 1-29 days	1,490	445	1,072
Past due 30-59 days	95	905	155
Past due 60-89 days	356	—	—
Accruing troubled debt restructured loans	8,500	6,703	4,602
Current	999	1,333	251
Past due 1-29 days	241	—	—
Past due 30-59 days	64	301	98
Past due 60-89 days	—	194	—
Past due 90-179 days	449	—	493
Past due 180 days and over	—	452	911
Non-accrual troubled debt restructured loans	1,753	2,280	1,753
Total troubled debt restructured loans	$10,253	$8,983	$6,355

At December 31, 2013, 73.72% of troubled debt restructured loans were current with respect to loan payments, as compared with 74.43% at December 31, 2012.

Past Due Loans

Loans past due 30 days or more decreased $2.6 million during 2013 to $11.0 million, or 2.50% of gross loans receivable at December 31, 2013, compared with $13.6 million, or 3.47% of gross loans receivable at December 31, 2012. The components of loans past due 30 days or greater are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Past due 30-59 days	$2,535	$4,309	$1,999
Past due 60-89 days	2,840	1,317	461
Past due 90-179 days	—	—	—
Accruing loans	5,375	5,626	2,460
Past due 30-59 days	133	701	134
Past due 60-89 days	254	445	—
Past due 90-179 days	588	1,983	1,095
Past due 180 days and over	4,681	4,859	5,975
Non-accrual loans	5,656	7,988	7,204
Total loans past due 30 days and over	$11,031	$13,614	$9,664

Potential Problem Loans

Potential problem loans decreased $1.7 million during 2013 to $9.1 million, or 2.06% of gross loans receivable at December 31, 2013, compared with $10.8 million, or 2.76% of gross loans receivable at December 31, 2012. The components of potential problem loans are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Residential 1-4 family	$1,528	$3,108	$3,367
Residential 5+ multifamily	975	—	—
Construction of residential 1-4 family	—	—	—
Home equity credit	890	892	1,154
Residential real estate	3,393	4,000	4,521
Commercial	4,036	4,624	7,391
Construction of commercial	589	450	450
Commercial real estate	4,625	5,074	7,841
Farm land	751	1,180	830
Vacant land	44	183	249
Real estate secured	8,813	10,437	13,441
Commercial and Industrial	288	345	534
Consumer	15	28	64
Other classified loans receivable	$9,116	$10,810	$14,039

The past due status of potential problem loans is as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Current	$7,646	$7,992	$10,771
Past due 1-29 days	189	452	2,837
Past due 30-59 days	298	2,065	385
Past due 60-89 days	983	301	46
Past due 90-179 days	—	—	—
Total potential problem loans	$9,116	$10,810	$14,039

At December 31, 2013, 83.87% of potential problem loans were current with respect to loan payments, as compared with 73.93% at December 31, 2012.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits during 2013 decreased $13.8 million, or 2.82%, to $477.4 million at December 31, 2013, compared with $491.2 million at December 31, 2012. Retail repurchase agreements increased $0.8 million during 2013 to $2.6 million at December 31, 2013, compared with $1.8 million at December 31, 2012. Included in deposits at December 31, 2013 is a single relationship totaling $27.1 million, or 5.68% of total deposits.

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

December 31, 2013 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit over $100,000	$6,279	$5,834	$7,450	$14,804	$34,367

FHLBB advances decreased $1.6 million during 2013 to $30.4 million at December 31, 2013, compared with $32.0 million at December 31, 2012. The decrease in advances was due to scheduled maturities and principal re-payments.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2013 include leases, capital lease, contractual purchases and certain pension and other benefit plans. For further discussion regarding leases see Note 17 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2013. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2013 (in thousands) By Remaining Maturity	Within 1 year	Within 1-3 years	Within 4-5 years	After 5 years	Total
Residential	$25	$—	$20	$269	$314
Home equity credit	—	1,126	175	27,076	28,377
Commercial	1,114	1,594	368	6,824	9,900
Land	—	—	—	10	10
Real estate secured	1,139	2,720	563	34,179	38,601
Commercial and industrial	2,541	2,907	749	11,091	17,288
Municipal	200	—	—	75	275
Consumer	—	—	—	1,321	1,321
Unadvanced portions of loans	3,880	5,627	1,312	46,666	57,485
Commitments to originate loans	9,730	—	—	—	9,730
Standby letters of credit	—	53	—	—	53
Total	$13,610	$5,680	$1,312	$46,666	$67,268

LIQUIDITY

Salisbury manages its liquidity position to ensure it has sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury’s primary source of liquidity is deposits and though its preferred funding strategy is to attract and retain low cost deposits, its ability to do so is affected by competitive interest rates and terms in its marketplace, and other financial market conditions. Other sources of funding include cash flows from loan and securities principal payments and maturities, funds provided by operations, and discretionary use of national market certificates of deposit and FHLBB advances. Liquidity can also be provided through sales of securities and loans.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At December 31, 2013, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 16.33%, down from 30.55% at December 31, 2012. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2013 provided net cash of $9.7 million. Investing activities utilized net cash of $23.8 million, principally from net loan advances and sales of OREO of $50.6 million, partially offset by calls and maturities of securities of $27.7 million. Financing activities utilized net cash of $16.7 million, principally from a net deposit and repurchase agreement decline of $13.1 million, repayment and maturities of FHLBB advances of $1.6 million and cash dividend payments, on common and preferred stock, of $2.1 million.

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

Operating activities for 2011 provided net cash of $6.8 million. Investing activities utilized net cash of $23.3 million, principally for securities purchases of $45.8 million and net loan advances of $22.6 million, offset in part by securities repayments and maturities of $43.1 million and the maturity of an interest bearing time deposit with other banks of $5.0 million. Financing activities provided net cash of $26.5 million, principally, from net deposit and repurchase agreement growth of $40.0 million and proceeds from issuance of preferred stock of $16.0 million, offset in part by a net decrease in FHLBB advances of $18.2 million, redemption of preferred stock of $8.8 million and cash dividend payments, on common and preferred stock, of $2.3 million.

CAPITAL RESOURCES

Shareholders’ Equity

Book value and tangible book value per common share increased $0.08 and $0.27, respectively, in 2013 to $33.21 and $27.12, respectively, at December 31, 2013, compared with $33.13 and $26.85, respectively, at December 31, 2012.

Shareholders’ equity increased $0.8 million in 2013 to $72.8 million at December 31, 2013. Contributing to the increase in shareholders’ equity for 2013 was net income of $4.1 million and common stock issuance of $0.2 million, less common and preferred stock dividends of $1.9 million and $0.2 million, respectively and other comprehensive loss of $1.4 million. Accumulated other comprehensive income as of December 31, 2013 included unrealized gains on securities available-for-sale, net of tax, of $0.4 million and a pension plan gain, net of tax, of $0.6 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ended September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend period ended December 31, 2013, was 1.0%. For the eleventh quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0% and after four and one-half years from its issuance the dividend rate will be fixed at 9.0% per annum. On December 21, 2013, Salisbury declared a Series B Preferred Stock dividend of $40,000, payable on January 2, 2014. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank are considered to be “well capitalized” for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Salisbury’s and the Bank's regulatory capital ratios are as follows:

	Well	December 31, 2013		December 31, 2012
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.46%	13.87%	16.63%	13.77%
Tier 1 Capital (to risk-weighted assets)	6.00	15.20	12.63	15.46	12.62
Tier 1 Capital (to average assets)	5.00	10.65	8.96	9.87	8.15

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

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2015 and phased-in over a multiple year period through 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. We are still in the process of assessing the impact from these new complex regulatory requirements, and while we cannot be certain of the impact, we believe that we will exceed the requirements of adequately capitalized plus the capital conservation buffer, once they become effective.

Dividends

During 2013 and 2012, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $1,915,000 and $1,892,000, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 28, 2014 to shareholders of record on February 14, 2014. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

During 2013 Salisbury declared Preferred Stock Series B dividends of $161,000 to the Treasury.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

In connection with the proposed merger, Salisbury will file with the SEC a Registration Statement on Form S-4 that will include a proxy statement of Salisbury and Riverside Bank and a prospectus of Salisbury, as well as other relevant documents concerning the proposed transaction. SHAREHOLDERS OF SALISBURY AND RIVERSIDE BANK ARE URGED TO READ CAREFULLY THE REGISTRATION STATEMENT AND JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION IN ITS ENTIRETY WHEN IT BECOMES AVAILABLE AND ANY OTHER DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors and shareholders of Salisbury and Riverside Bank will be able to obtain a free copy of the joint proxy statement/prospectus (when available) containing information about Salisbury and Riverside Bank, as well as other filings containing information about Salisbury, at the SEC’s website at www.sec.gov. The joint proxy statement/prospectus (when available) and other filings may also be obtained free of charge at Salisbury’s website at www.salisburybank.com.

PARTICIPANTS IN THE SOLICITATION

Salisbury and Riverside Bank and certain of their respective directors, executive officers and other members of management and employees, under the SEC’s rules, may be deemed to be “participants” in the solicitation of proxies from the shareholders of Salisbury and Riverside Bank in connection with the proposed merger and related matters. Information regarding the directors and executive officers of Salisbury and their ownership of Salisbury common stock is set forth in the proxy statements for Salisbury’s 2013 annual meeting of shareholders, as filed with the SEC on Schedule 14A on April 30, 2013. Information regarding the directors and executive officers of Riverside Bank and their ownership of Riverside Bank common stock, and additional information regarding the interests of the Salisbury and Riverside Bank participants, may be obtained by reading the joint proxy statement/prospectus when it becomes available. Free copies of this document may be obtained as described in the preceding paragraph.

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Salisbury manages its exposure to interest rate risk through its Asset/Liability Management Committee (“ALCO”) using risk limits and policy guidelines to manage assets and funding liabilities to produce financial results that are consistent with Salisbury’s liquidity, capital adequacy, growth, risk and profitability targets. Interest rate risk is the risk of a negative impact to future earnings due to changes in interest rates.

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2013 analysis, three of the simulations incorporate management’s growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2013 ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 135 basis points for the 10-year Treasury; and (4) two step shock rising interest rates – ranging from 400 basis points for short term rates (200 basis points each year) to 315 basis points for the 10-year Treasury (150 basis points for year one and 165 basis points for year two). Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2013 net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2013.

December 31, 2013 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates (management’s growth assumptions)	(12.19)%	(4.67)%
Immediately falling interest rates (management’s growth assumptions)	(1.26)	(3.92)
Two step shock rising interest rates (management’s growth assumptions)	(3.94)	(8.99)

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

December 31, 2013 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(70)	$(138)
U.S. Government agency notes	(95)	(263)
Municipal bonds	(2,467)	(5,029)
Mortgage backed securities	(1,215)	(2,475)
Collateralized mortgage obligations	(335)	(697)
SBA pools	(8)	(15)
Total available-for-sale debt securities	$(4,190)	$(8,617)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets	37
Consolidated Statements of Income	38
Consolidated Statements of Comprehensive Income	39
Consolidated Statements of Changes in Shareholders' Equity	39
Consolidated Statements of Cash Flows	40-41
Notes to Consolidated Financial Statements	42-73

To the Board of Directors

Salisbury Bancorp, Inc.

Lakeville, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 19, 2014

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

Years ended December 31, (dollars in thousands, except par value)	2013	2012
ASSETS
Cash and due from banks	$5,926	$9,545
Interest bearing demand deposits with other banks	6,785	34,029
Total cash and cash equivalents	12,711	43,574
Interest bearing time deposits with other banks	738	—
Securities
Available-for-sale at fair value	94,491	126,287
Federal Home Loan Bank of Boston stock at cost	5,340	5,747
Loans held-for-sale	173	1,879
Loans receivable, net (allowance for loan losses: $4,683 and $4,360)	438,178	388,758
Other real estate owned	377	244
Bank premises and equipment, net	11,611	11,520
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $1,967 and $1,745)	576	798
Accrued interest receivable	1,760	1,818
Cash surrender value of life insurance policies	7,529	7,295
Deferred taxes	260	—
Other assets	3,536	3,064
Total Assets	$587,109	$600,813
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$84,677	$98,850
Demand (interest bearing)	81,932	65,991
Money market	120,550	128,501
Savings and other	107,171	103,985
Certificates of deposit	83,039	93,888
Total deposits	477,369	491,215
Repurchase agreements	2,554	1,784
Federal Home Loan Bank of Boston advances	30,411	31,980
Capital lease liability	425	—
Deferred taxes	—	590
Accrued interest and other liabilities	3,560	3,247
Total Liabilities	514,319	528,816
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 3,000,000;
Issued: 1,710,121 and 1,689,691	171	169
Paid-in capital	13,668	13,158
Retained earnings	42,240	40,233
Unearned compensation – restricted stock awards	(335)	—
Accumulated other comprehensive income, net	1,046	2,437
Total Shareholders' Equity	72,790	71,997
Total Liabilities and Shareholders' Equity	$587,109	$600,813

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2013	2012	2011
Interest and dividend income
Interest and fees on loans	$17,978	$18,054	$18,666
Interest on debt securities
Taxable	1,757	2,454	3,041
Tax exempt	1,948	2,030	2,210
Other interest and dividends	67	120	127
Total interest and dividend income	21,750	22,658	24,044
Interest expense
Deposits	1,813	2,414	3,165
Repurchase agreements	6	23	63
Federal Home Loan Bank of Boston advances	1,243	1,845	2,331
Total interest expense	3,062	4,282	5,559
Net interest and dividend income	18,688	18,376	18,485
Provision for loan losses	1,066	1,070	1,440
Net interest and dividend income after provision for loan losses	17,622	17,306	17,045
Non-interest income
Gains on securities, net	—	279	11
Trust and wealth advisory	3,074	2,945	2,548
Service charges and fees	2,298	2,189	2,090
Gains on sales of mortgage loans, net	579	1,596	687
Mortgage servicing, net	35	(21)	65
Other	319	326	255
Total non-interest income	6,305	7,314	5,656
Non-interest expense
Salaries	7,467	7,149	6,970
Employee benefits	2,804	2,912	2,493
Premises and equipment	2,398	2,408	2,330
Data processing	1,514	1,569	1,410
Professional fees	1,524	1,212	1,099
Collections and OREO	519	709	590
Litigation settlement	—	400	—
FDIC insurance	470	486	596
Marketing and community support	393	356	343
Amortization of intangibles	222	222	222
FHLBB advance prepayment fee	—	450	—
Other	1,624	1,681	1,586
Total non-interest expense	18,935	19,554	17,639
Income before income taxes	4,992	5,066	5,062
Income tax provision	909	989	950
Net income	$4,083	$4,077	$4,112
Net income available to common shareholders	$3,922	$3,861	$3,588

Basic and diluted earnings per common share	$2.30	$2.28	$2.12
Common dividends per share	1.12	1.12	1.12

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2013	2012	2011
Net income	$4,083	$4,077	$4,112
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(3,743)	2,632	5,973
Reclassification of net realized gains in net income	—	(279)	(11)
Unrealized (losses) gains on securities available-for-sale	(3,743)	2,353	5,962
Income tax benefit (expense)	1,273	(800)	(2,027)
Unrealized (losses) gains on securities available-for-sale, net of tax	(2,470)	1,553	3,935
Pension plan income (loss)	1,635	2,407	(1,319)
Income tax (expense) benefit	(556)	(818)	448
Pension plan income (loss), net of tax	1,079	1,589	(871)
Other comprehensive (loss) income, net of tax	(1,391)	3,142	3,064
Comprehensive income	$2,692	$7,219	$7,176

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

							Unearned
							compensation	Accumulated	Total
	Common Stock		Preferred		Paid-in	Retained	restricted stock	other comprehensive	share- holders’
	Shares	Amount	Stock	Warrants	capital	earnings	awards	income (loss)	equity
Balances at December 31, 2010	1,687,661	$168	$8,738	$112	$13,200	$36,567	$—	$(3,769)	$55,016
Net income for year	—	—	—	—	—	4,112	—	—	4,112
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,064	3,064
Amortization (accretion) of preferred stock	—	—	78	—	—	(78)	—	—	—
Issuance of Series B preferred stock	—	—	16,000	—	—	—	—	—	16,000
Redemption of Series A preferred stock	—	—	(8,816)	—	—	—	—	—	(8,816)
Repurchase of Common Stock Warrants	—	—	—	(112)	(93)	—	—	—	(205)
Common stock dividends declared	—	—	—	—	—	(1,891)	—	—	(1,891)
Preferred stock dividends declared	—	—	—	—	—	(446)	—	—	(446)
Issuance of common stock for director fees	1,070	1	—	—	27	—	—	—	28
Balances at December 31, 2011	1,688,731	$169	$16,000	$—	$13,134	$38,264	$—	$(705)	$66,862
Net income for year	—	—	—	—	—	4,077	—	—	4,077
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,142	3,142
Common stock dividends declared	—	—	—	—	—	(1,892)	—	—	(1,892)
Preferred stock dividends declared	—	—	—	—	—	(216)	—	—	(216)
Issuance of common stock for director fees	960	—	—	—	24	—	—	—	24
Balances at December 31, 2012	1,689,691	$169	$16,000	$—	$13,158	$40,233	$—	$2,437	$71,997
Net income for year	—	—	—	—	—	4,083	—	—	4,083
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,391)	(1,391)
Common stock dividends declared	—	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared	—	—	—	—	—	(161)	—	—	(161)
Issuance of restricted common stock	19,600	2	—	—	488	—	(490)	—	—
Forfeiture of restricted common stock	(500)	—	—	—	(12)	—	12	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	—	143	—	143
Issuance of common stock for director fees	1,330	—	—	—	34	—	—	—	34
Balances at December 31, 2013	1,710,121	$171	$16,000	$—	$13,668	$42,240	$(335)	$1,046	$72,790

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2013	2012	2011
Operating Activities
Net income	$4,083	$4,077	$4,112
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	365	611	369
Bank premises and equipment	856	883	850
Core deposit intangible	222	222	222
Mortgage servicing rights	389	379	240
Fair value adjustment on loans	32	33	42
(Gains) and losses
Sales and calls of securities available-for-sale, net	—	(279)	(11)
Gain on sales of loans, excluding capitalized servicing rights	(285)	(915)	(358)
Other real estate owned	133	123	231
Loss on sale/disposals of premises and equipment	34	—	—
Provision for loan losses	1,066	1,070	1,440
Proceeds from loans sold	18,693	61,109	31,260
Loans originated for sale	(16,702)	(61,125)	(30,666)
Increase in deferred loan origination fees and costs, net	(150)	(28)	(182)
Mortgage servicing rights originated	(294)	(682)	(329)
(Decrease) increase in mortgage servicing rights impairment reserve	(23)	16	12
Decrease in interest receivable	58	308	6
Deferred tax (benefit) expense	(134)	(199)	130
Decrease in prepaid expenses	706	207	576
Increase in cash surrender value of life insurance policies	(234)	(258)	(183)
Decrease in income tax receivable	311	242	147
(Increase) decrease in other assets	(637)	(26)	41
Increase (decrease) in accrued expenses	734	927	(442)
Decrease in interest payable	(55)	(75)	(164)
Increase (decrease) in other liabilities	346	473	(587)
Issuance of shares for directors’ fees	34	24	28
Stock based compensation-restricted stock awards	143	—	—
Net cash provided by operating activities	9,691	7,117	6,784
Investing Activities
Proceeds from maturities of interest-bearing time deposits with other banks	—	—	5,000
Purchase of interest-bearing time deposits with other banks	(738)	—	—
Redemption of Federal Home Loan Bank of Boston stock	407	285	—
Purchases of securities available-for-sale	—	(6,288)	(45,831)
Proceeds from sales of securities available-for-sale	—	2,771	—
Proceeds from calls of securities available-for-sale	3,800	12,625	27,565
Proceeds from maturities of securities available-for-sale	23,888	22,420	15,498
Proceeds from maturities of securities held-to-maturity	—	50	6
Loan originations and principal collections, net	(52,088)	(18,888)	(22,556)
Recoveries of loans previously charged-off	31	100	82
Proceeds from sales of other real estate owned	1,423	2,098	492
Purchase of life insurance policies	—	—	(3,000)
Proceeds from sales/disposals of premises and equipment	—	—	200
Capital expenditures	(556)	(380)	(821)
Proceeds from sales of investment in real estate	—	—	75
Net cash (utilized) provided by investing activities	(23,833)	14,793	(23,290)

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2013	2012	2011
Financing Activities
(Decrease) increase in deposit transaction accounts, net	(2,997)	29,724	62,367
Decrease in time deposits, net	(10,849)	(9,815)	(21,350)
Increase (decrease) in securities sold under agreements to repurchase, net	770	(10,364)	(1,042)
Principal payments on Federal Home Loan Bank of Boston advances	(1,569)	(22,635)	(18,197)
Proceeds from issuance of Series B preferred stock	—	—	16,000
Redemption of Series A preferred stock	—	—	(8,816)
Redemption of common stock warrants	—	—	(205)
Common stock dividends paid	(1,915)	(1,892)	(1,891)
Series A and Series B preferred stock dividends paid	(161)	(240)	(382)
Net cash (utilized) provided by financing activities	(16,721)	(15,222)	26,484
Net (decrease) increase in cash and cash equivalents	(30,863)	6,688	9,978
Cash and cash equivalents, beginning of year	43,574	36,886	26,908
Cash and cash equivalents, end of year	$12,711	$43,574	$36,886
Cash paid during year
Interest	$3,117	$4,357	$5,723
Income taxes	732	946	673
Non-cash transfers
From loans to other real estate owned	1,689	1,047	3,057
From other real estate owned to loans	—	(1,326)	200
The Company recorded a capital lease asset and incurred a capital lease obligation in connection with the lease of a building	425	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury is the bank holding company for Salisbury Bank, a State chartered commercial bank. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through eight full-service offices located in Litchfield, Berkshire and Dutchess Counties in Connecticut, Massachusetts and New York, respectively, and recently took steps to establish a new branch in Great Barrington, Massachusetts. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

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

Certain reclassifications have been made to the 2011 and 2012 financial statements to make them consistent with the 2013 presentation.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB continued to declare modest cash dividends through 2013. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2013. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

Loans

Loans receivable consist of loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. Loans receivable are reported at their principal outstanding balance, net of unamortized deferred loan origination fees and costs. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized as an adjustment to yield over the lives of the related loans.

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

Troubled debt restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the troubled debt restructuring generally remain on non-accrual status for approximately six months before management considers such loans for return to accruing status. Accruing troubled debt restructured loans are generally placed into non-accrual status if and when the borrower fails to comply with the restructured terms.

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

While management believes that the allowance for loan losses is adequate, the allowance is an estimate, and ultimate losses may vary from management’s estimate. Future additions to the allowance may also be necessary based on changes in assumptions and economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management’s general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013.

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

Commercial real estate - Loans in this segment are primarily income-producing properties throughout Salisbury’s market area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. For commercial loans management annually obtains business and personal financial statements, tax returns, and, where applicable, rent rolls, and continually monitors the repayment of these loans.

Construction loans - Loans in this segment are primarily residential construction loans which typically roll into a permanent residential mortgage loan when construction is completed, or commercial construction which consist primarily of owner occupied commercial construction projects.

Commercial loans - Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, has an effect on the credit quality in this segment.

Consumer loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Loans individually evaluated for impairment

This component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for all portfolio loans except consumer loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

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

OREO consists of properties acquired through foreclosure or a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for declines in market value and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in OREO expense.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the acquisition method of accounting. Salisbury’s assets at December 31, 2013, and 2012, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc. and $319,000 arising from the 2007 purchase of a branch office in New York State. See Note 7.

On an annual basis management assesses intangible assets for impairment, and for the year ending December 31, 2013, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The objective of this ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. Early adoption is permitted. The required disclosures have been reflected in the accompanying footnotes to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have an impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1.	For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.
2.	For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company is reviewing this ASU to determine if there will be a material impact on its consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2013
Available-for-sale
U.S. Treasury notes	$2,497	$160	$—	$2,657
U.S. Government Agency notes	2,507	83	—	2,590
Municipal bonds	41,775	782	(2,120)	40,437
Mortgage-backed securities
U.S. Government Agencies	33,522	442	(72)	33,892
Collateralized mortgage obligations
U.S. Government Agencies	3,545	35	—	3,580
Non-agency	7,923	401	(16)	8,308
SBA bonds	2,042	188	—	2,230
Preferred Stock	20	777	—	797
Total securities available-for-sale	$93,831	$2,868	$(2,208)	$94,491
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.
(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2012
Available-for-sale
U.S. Treasury notes	$2,496	$237	$—	$2,733
U.S. Government Agency notes	7,515	211	—	7,726
Municipal bonds	45,395	2,138	(168)	47,365
Mortgage-backed securities
U.S. Government Agencies	47,465	1,284	(20)	48,729
Collateralized mortgage obligations
U.S. Government Agencies	5,131	66	—	5,197
Non-agency	11,081	494	(68)	11,507
SBA bonds	2,781	82	—	2,863
Preferred Stock	20	147	—	167
Total securities available-for-sale	$121,884	$4,659	$(256)	$126,287
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,747	$—	$—	$5,747

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Proceeds	$—	$2,771	$—
Gains realized	—	267	—
Losses realized	—	—	—
Net gains realized	—	267	—
Income tax provision	—	91	—

The following table summarizes, for all securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, in an unrealized loss position, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2013
Available-for-sale
Municipal bonds	$19,714	$1,428	$2,323	$692	$22,037	$2,120
Mortgage-backed securities	15,096	20	2,132	52	17,228	72
Collateralized mortgage obligations
Non-agency	398	2	294	10	692	12
Total temporarily impaired securities	35,208	1,450	4,749	754	39,957	2,204
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	320	4	—	—	320	4
Total temporarily impaired and other-than-
temporarily impaired securities	$35,528	$1,454	$4,749	$754	$40,277	$2,208
December 31, 2012
Available-for-sale
Municipal bonds	$839	$20	$2,360	$148	$3,199	$168
Mortgage-backed securities	3,021	19	44	1	3,065	20
Collateralized mortgage obligations
Non-agency	612	2	901	17	1,513	19
Total temporarily impaired securities	4,472	41	3,305	166	7,777	207
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	535	6	1,963	43	2,498	49
Total temporarily impaired and other-than-
temporarily impaired securities	$5,007	$47	$5,268	$209	$10,275	$256

Securities amortized cost; fair value and tax equivalent yield by maturity are as follows:

December 31, 2013 (dollars in thousands)		Amortized cost	Fair value	Yield(1)
U.S. Treasury notes	After 1 year but within 5 years	$2,497	$2,657	3.00%
U.S. Government Agency notes	Within 1 year	—	—	—
	After 15 years	2,507	2,590	5.38
	Total	2,507	2,590	5.38
Municipal bonds	Within 1 year	3,686	3,935	6.90
	After 1 year but within 5 years	4,095	4,486	6.84
	After 5 years but within 10 years	2,140	2,171	6.33
	After 10 years but within 15 years	1,832	1,826	6.25
	After 15 years	30,022	28,019	6.60
	Total	41,775	40,437	6.62
Mortgage-backed securities	U.S. Government Agency	33,522	33,892	3.47
Collateralized mortgage obligations	U.S. Government Agency	3,545	3,580	1.19
	Non-agency	7,923	8,308	4.51
SBA bonds		2,042	2,230	2.57
Preferred Stock		20	797	3.58
Securities available-for-sale		$93,831	$94,491	4.89

(1) Yield is based on amortized cost.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers whether it has the intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions are met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2013.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at December 31, 2013.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at December 31, 2013.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at December 31, 2013, to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2013. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Securities for which an OTTI has been recognized are as follows:

Years ended December 31, (in thousands)	2013	2012
Non-Agency CMOs
OTTI losses (unrealized and realized)	$—	$—
Less: unrealized OTTI recognized in other comprehensive (loss) income	—	—
Net impairment losses recognized in earnings	$—	$—

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Years ended December 31, (in thousands)	2013	2012
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

Years ended December 31, (in thousands)	2013	2012
Residential 1-4 family	$231,113	$198,552
Residential 5+ multifamily	4,848	3,889
Construction of residential 1-4 family	1,876	2,379
Home equity credit	34,139	34,162
Residential real estate	271,976	238,982
Commercial	91,853	87,382
Construction of commercial	10,948	5,823
Commercial real estate	102,801	93,205
Farm land	3,402	4,320
Vacant land	9,067	9,926
Real estate secured	387,246	346,433
Commercial and industrial	46,292	38,094
Municipal	4,252	3,378
Consumer	3,889	4,181
Loans receivable, gross	441,679	392,086
Deferred loan origination fees and costs, net	1,182	1,032
Allowance for loan losses	(4,683)	(4,360)
Loans receivable, net	$438,178	$388,758
Loans held-for-sale
Residential 1-4 family	$173	$1,879

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

At December 31, 2013 and 2012, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $24,222,000 and $1,847,000, respectively. Salisbury sold 12 participation loans with original balances totaling $22,632,000 and purchased a participation portion of one commercial line of credit totaling $73,000 in 2013.

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

Loans classified as "loss" are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio is examined periodically by its regulatory agencies, the FDIC and CTDOB.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679
December 31, 2012
Residential 1-4 family	$180,442	$12,473	$5,538	$99	$—	$198,552
Residential 5+ multifamily	2,872	773	244	—	—	3,889
Construction of residential 1-4 family	1,570	—	809	—	—	2,379
Home equity credit	30,981	1,848	1,333	—	—	34,162
Residential real estate	215,865	15,094	7,924	99	—	238,982
Commercial	64,817	13,299	9,266	—	—	87,382
Construction of commercial	5,055	297	471	—	—	5,823
Commercial real estate	69,872	13,596	9,737	—	—	93,205
Farm land	2,799	341	1,180	—	—	4,320
Vacant land	4,885	863	4,178	—	—	9,926
Real estate secured	293,421	29,894	23,019	99	—	346,433
Commercial and industrial	28,453	8,300	1,341	—	—	38,094
Municipal	3,378	—	—	—	—	3,378
Consumer	3,994	159	28	—	—	4,181
Loans receivable, gross	$329,246	$38,353	$24,388	$99	$—	$392,086

The composition of loans receivable by delinquency status is as follows:

	Past due
						180 days	30 days	Accruing 90
(in thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	and over	and over	days and over	Non- accrual
December 31, 2013
Residential 1-4 family	$222,356	$3,853	$1,795	$2,622	$353	$134	$4,904	$—	$1,525
Residential 5+ multifamily	4,749	—	—	99	—	—	99	—	—
Residential 1-4 family construction	1,876	—	—	—	—	—	—	—	—
Home equity credit	33,391	129	361	125	—	133	619	—	402
Residential real estate	262,372	3,982	2,156	2,846	353	267	5,622	—	1,927
Commercial	89,434	566	371	108	235	1,139	1,853	—	1,857
Construction of commercial	9,784	1,025	—	139	—	—	139	—	—
Commercial real estate	99,218	1,591	371	247	235	1,139	1,992	—	1,857
Farm land	2,995	23	—	—	—	384	384	—	384
Vacant land	6,058	139	—	—	—	2,870	2,870	—	2,870
Real estate secured	370,643	5,735	2,527	3,093	588	4,660	10,868	—	7,038
Commercial and industrial	45,897	262	112	—	—	21	133	—	134
Municipal	4,252	—	—	—	—	—	—	—	—
Consumer	3,746	113	29	1	—	—	30	—	—
Loans receivable, gross	$424,538	$6,110	$2,668	$3,094	$588	$4,681	$11,031	$—	$7,172
December 31, 2012
Residential 1-4 family	$190,488	$2,545	$3,578	$639	$1,185	$117	$5,519	$—	$3,024
Residential 5+ multifamily	3,889	—	—	—	—	—	—	—	—
Residential 1-4 family construction	2,379	—	—	—	—	—	—	—	—
Home equity credit	32,540	890	113	396	—	223	732	—	442
Residential real estate	229,296	3,435	3,691	1,035	1,185	340	6,251	—	3,466
Commercial	83,477	864	1,104	566	58	1,313	3,041	—	2,214
Construction of commercial	5,659	—	164	—	—	—	164	—	21
Commercial real estate	89,136	864	1,268	566	58	1,313	3,205	—	2,235
Farm land	3,898	422	—	—	—	—	—	—	—
Vacant land	5,932	—	—	48	740	3,206	3,994	—	3,995
Real estate secured	328,262	4,721	4,959	1,649	1,983	4,859	13,450	—	9,696
Commercial and industrial	37,618	351	26	99	—	—	125	—	164
Municipal	3,378	—	—	—	—	—	—	—	—
Consumer	4,034	108	25	14	—	—	39	—	—
Loans receivable, gross	$373,292	$5,180	$5,010	$1,762	$1,983	$4,859	$13,614	$—	$9,860

Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2013, 2012 and 2011 had the loans been current in accordance with their original terms totaled $522,000, $507,000 and $700,000, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	December 31, 2013			December 31, 2012
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	6	$2,434	$2,434	9	$2,002	$2,002
Land	2	225	225	—	—	—
Commercial real estate	—	—	—	4	1,871	1,871
Consumer	1	22	22	—	—	—
Commercial and industrial	1	91	91	4	528	528
Troubled debt restructurings	10	$2,772	$2,772	17	$4,401	$4,401
Rate reduction and term extension	5	$813	$813	3	$513	$513
Interest only pursuant to sale	1	40	40	—	—	—
Debt consolidation and term extension	—	—	—	4	2,276	2,276
Rate reduction	2	1,070	1,070	3	727	727
Rate reduction interest only	1	758	758	2	625	625
Debt consolidation, rate reduction and term extension, note bifurcation	—	—	—	1	99	99
Rate reduction and debt consolidation	1	91	91	—	—	—
Refinance	—	—	—	1	80	80
Modification pursuant to bankruptcy	—	—	—	1	34	34
Seasonal interest only concession	—	—	—	1	26	26
Term extension	—	—	—	1	21	21
Troubled debt restructurings	10	$2,772	$2,772	17	$4,401	$4,401

Ten loans were restructured during 2013, of which one loan, totaling $64,000, was past due 30-59 days and one loan totaling $449,000 was past due 90-179 days at December 31, 2013.

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

Years ended December 31, (in thousands)	2013	2012
Non-accrual loans, excluding troubled debt restructured loans	$5,419	$7,579
Non-accrual troubled debt restructured loans	1,753	2,280
Accruing troubled debt restructured loans	8,500	6,703
Total impaired loans	$15,672	$16,562
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31, 2013					December 31, 2012
Years ended	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
(in thousands)	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential	$1,934	$275	$(271)	$—	$1,938	$1,479	$688	$(233)	$—	$1,934
Commercial	1,059	528	(208)	6	1,385	1,139	(52)	(64)	36	1,059
Land	300	147	(221)	—	226	409	167	(276)	—	300
Real estate	3,293	950	(700)	6	3,549	3,027	803	(573)	36	3,293
Commercial & industrial	499	65	(4)	1	561	704	(21)	(222)	38	499
Municipal	36	7	—	—	43	24	12	—	—	36
Consumer	92	59	(70)	24	105	79	78	(91)	26	92
Unallocated	440	(15)	—	—	425	242	198	—	—	440
Totals	$4,360	$1,066	$(774)	$31	$4,683	$4,076	$1,070	$(886)	$100	$4,360

						December 31, 2011
Years ended						Beginning		Charge-	Reco-	Ending
(in thousands)						balance	Provision	offs	veries	balance
Residential						$1,504	$329	$(357)	$3	$1,479
Commercial						1,132	258	(274)	23	1,139
Land						392	371	(354)	—	409
Real estate						3,028	958	(985)	26	3,027
Commercial & industrial						540	315	(180)	29	704
Municipal						51	(27)	—	—	24
Consumer						164	89	(201)	27	79
Unallocated						137	105	—	—	242
Totals						$3,920	$1,440	$(1,366)	$82	$4,076

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2013
Residential 1-4 family	$225,419	$897	$5,694	$617	$231,113	$1,514
Residential 5+ multifamily	3,894	20	954	—	4,848	20
Construction of residential 1-4 family	1,876	11	—	—	1,876	11
Home equity credit	33,689	363	450	30	34,139	393
Residential real estate	264,878	1,291	7,098	647	271,976	1,938
Commercial	87,059	977	4,794	282	91,853	1,259
Construction of commercial	10,948	126	—	—	10,948	126
Commercial real estate	98,007	1,103	4,794	282	102,801	1,385
Farm land	3,018	61	384	—	3,402	61
Vacant land	5,972	64	3,095	101	9,067	165
Real estate secured	371,875	2,519	15,371	1,030	387,246	3,549
Commercial and industrial	45,584	519	708	42	46,292	561
Municipal	4,252	43	—	—	4,252	43
Consumer	3,710	36	179	69	3,889	105
Unallocated allowance	—	—	—	—	—	425
Totals	$425,421	$3,117	$16,258	$1,141	$441,679	$4,683

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2012
Residential 1-4 family	$191,886	$743	$6,666	$652	$198,552	$1,395
Residential 5+ multifamily	2,913	22	976	50	3,889	72
Construction of residential 1-4 family	2,379	10	—	—	2,379	10
Home equity credit	33,697	365	465	92	34,162	457
Residential real estate	230,875	1,140	8,107	794	238,982	1,934
Commercial	81,635	931	5,747	64	87,382	995
Construction of commercial	5,802	64	21	—	5,823	64
Commercial real estate	87,437	995	5,768	64	93,205	1,059
Farm land	4,320	66	—	—	4,320	66
Vacant land	5,795	70	4,131	164	9,926	234
Real estate secured	328,427	2,271	18,006	1,022	346,433	3,293
Commercial and industrial	37,073	467	1,021	32	38,094	499
Municipal	3,378	36	—	—	3,378	36
Consumer	4,061	39	120	53	4,181	92
Unallocated allowance	—	—	—	—	—	440
Totals	$372,939	$2,813	$19,147	$1,107	$392,086	$4,360

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2013 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$416,734	$2,835	$157	$69	$416,891	$2,904
Potential problem loans	8,687	282	429	19	9,116	301
Impaired loans	—	—	15,672	1,053	15,672	1,053
Unallocated allowance	—	—	—	—	—	425
Totals	$425,421	$3,117	$16,258	$1,141	$441,679	$4,683

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2013
Residential 1-4 family	$4,409	$4,516	$3,995	$598	$99	$2,073	$2,522	$2,285	$54
Home equity credit	72	72	101	30	2	378	428	251	4
Residential real estate	4,481	4,588	4,096	628	101	2,451	2,950	2,536	58
Commercial	2,777	2,835	2,349	282	127	1,771	2,299	2,411	47
Commercial construction	—	—	3	—	—	—	20	8	—
Farm land	—	—	—	—	—	384	384	118	—
Vacant land	3,095	3,889	1,853	101	—	—	100	1,430	—
Real estate secured	10,353	11,312	8,301	1,011	228	4,606	5,753	6,503	105
Commercial and industrial	119	154	233	42	1	573	975	595	36
Consumer	—	—	—	—	—	22	22	—	—
Totals	$10,472	$11,466	$8,534	$1,053	$229	$5,201	$6,750	$7,098	$141
December 31, 2012
Residential 1-4 family	$3,857	$3,925	$2,404	$578	$77	$2,263	$2,460	$1,601	$34
Home equity credit	351	351	146	92	—	91	93	203	—
Residential real estate	4,208	4,276	2,550	670	77	2,354	2,553	1,804	34
Commercial	1,629	1,784	1,925	64	60	3,381	3,576	3,122	82
Vacant land	3,186	3,387	1,455	158	—	808	1,467	2,358	4
Real estate secured	9,023	9,447	5,930	892	137	6,543	7,596	7,284	120
Commercial and industrial	335	368	833	32	13	661	1,063	854	31
Consumer	—	—	—	—	—	—	—	—	—
Totals	$9,358	$9,815	$6,763	$924	$150	$7,204	$8,659	$8,138	$151

NOTE 4 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Consolidated Balance Sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2013	2012
Residential mortgage loans serviced for others	$146,258	$145,934
Fair value of mortgage servicing rights	1,579	1,159

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Loan Servicing Rights
Balance, beginning of period	$1,075	$772	$683
Originated	294	682	329
Amortization (1)	(389)	(379)	(240)
Balance, end of period	980	1,075	772
Valuation Allowance
Balance, beginning of period	(38)	(22)	(10)
Decrease (Increase) in impairment reserve (1)	23	(16)	(12)
Balance, end of period	(15)	(38)	(22)
Loan servicing rights, net	$965	$1,037	$750
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

Years ended December 31, (in thousands)	2013	2012
Securities available-for-sale (at fair value)	$57,623	$54,497
Loans receivable	130,574	106,457
Total pledged assets	$188,197	$160,954

At December 31, 2013 securities were pledged as follows: $46.4 million to secure public deposits, $11.1 million to secure repurchase agreements and $0.1 million to secure FHLBB and FRB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

Years ended December 31, (in thousands)	2013	2012
Land	$2,137	$2,137
Buildings and improvements	9,655	9,658
Leasehold improvements	706	706
Capital lease	425	—
Furniture, fixtures, equipment and software	5,713	5,392
Construction in progress, including land acquisition and development	132	44
Total cost	18,768	17,937
Accumulated depreciation and amortization	(7,157)	(6,417)
Bank premises and equipment, net	$11,611	$11,520

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Goodwill (1)
Balance, beginning of period	$9,829	$9,829	$9,829
Additions	—	—	—
Impairment	—	—	—
Balance, end of period	$9,829	$9,829	$9,829
Core Deposit Intangibles
Cost, beginning of period	$2,543	$2,543	$2,543
Additions	—	—	—
Impairment	—	—	—
Cost, end of period	2,543	2,543	2,543
Amortization, beginning of period	(1,745)	(1,523)	(1,301)
Amortization	(222)	(222)	(222)
Amortization, end of period	(1,967)	(1,745)	(1,523)
Core deposit intangibles, net	$576	$798	$1,020
(1)	Not subject to amortization.

In December 2009, Salisbury acquired the Canaan, Connecticut branch office of Webster Bank, National Association and assumed approximately $11.0 million in deposits and acquired approximately $2.5 million in loans, and a property located at 10 Granite Ave., Canaan, Connecticut that Salisbury sold in 2010. Salisbury assigned a core deposit intangible of $463,000 to the acquisition.

Salisbury evaluated its goodwill and intangible assets as of December 31, 2013 and 2012, and found no impairment. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2014	202
2015	154
2016	154
2017	66

NOTE 8 - DEPOSITS

Scheduled maturities of time certificates of deposit were as follows:

Years ended December 31, (in thousands)	CD maturities
2014	$52,473
2015	13,677
2016	8,311
2017	3,336
2018	5,242
Total	$83,039

The total amount and scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

Years ended December 31, (in thousands)	2013	2012
Less than three months	$6,279	$6,094
Within three-to-six months	5,834	4,416
Within six-to-twelve months	7,450	9,166
Over one year	14,804	15,458
Total	$34,367	$35,134

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

Years ended December 31, (dollars in thousands)	2013	2012
Repurchase agreements, ending balance	$2,554	$1,784
Repurchase agreements, average balance during period	3,035	5,879
Book value of collateral	11,020	9,942
Market value of collateral	11,106	10,128
Weighted average rate during period	0.19%	0.39%
Weighted average maturity	1 day	1 day

NOTE 10 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2013			December 31, 2012
(dollars in thousands)	Total	Callable (1)	Rate (2)	Total	Callable (1)	Rate (2)
2013	—	—	—	1,569	—	3.89
2014	1,598	—	3.87	1,598	—	3.87
2015	791	—	3.88	791	—	3.88
2016	15,022	15,000	4.08	15,022	15,000	4.08
2017	6,000	6,000	4.05	6,000	6,000	4.05
2018	7,000	—	3.74	7,000	—	3.74
Total	$30,411	$21,000	3.99%	$31,980	$21,000	3.99%
(1)	Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. Callable advances are callable quarterly or one time callable by the FHLBB.
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $53.2 million and access to an unused FHLBB line of credit of $3.5 million at December 31, 2013. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

The following table sets forth certain information concerning short-term FHLBB advances:

Years ended December 31, (dollars in thousands)	2013	2012
Highest month-end balance during period	$—	$—
Ending balance	—	—
Average balance during period	52	—
Weighted average rate during period	0.29%	0.00%
Weighted average rate at end of period	0.00	0.00

NOTE 11 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Federal	$940	$1,076	$739
State	103	112	81
Current provision	1,043	1,188	820
Federal	215	(199)	130
State	—	—	—
Change in valuation allowance	(349)	—	—
Deferred (benefit) expense	(134)	(199)	130
Income tax provision	$909	$989	$950

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31,	2013	2012	2011
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
State tax, net of federal tax benefit	1.35	1.47	1.10
Tax exempt income and dividends received deduction	(18.18)	(16.25)	(17.50)
Expiration of capital loss carry forward	7.00	—	—
Other	1.04	0.27	1.20
Change in valuation allowance	(7.00)	—	—
Effective income tax rates	18.21%	19.49%	18.80%

The components of Salisbury's net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2013	2012
Allowance for loan losses	$1,369	$1,259
Interest on non-performing loans	180	220
Accrued deferred compensation	62	46
Post-retirement benefits	16	15
Other real estate owned property write-down	35	7
Capital loss carry forward	—	349
Restricted stock awards	48	—
Unrecognized pension expense	—	242
Write-down of securities	1,388	1,388
Alternative minimum tax	528	591
Other	4	—
Gross deferred tax assets	3,630	4,117
Valuation allowance	—	(349)
Gross deferred tax assets, net	3,630	3,768
Deferred loan costs, net	(402)	(351)
Goodwill and core deposit intangible asset	(746)	(736)
Accelerated depreciation	(1,114)	(1,171)
Mark-to-market purchase accounting adjustments	(6)	(17)
Mortgage servicing rights	(328)	(353)
Prepaid pension	(236)	(234)
Unrecognized pension benefit	(314)	—
Net unrealized holding gain on available-for-sale securities	(224)	(1,496)
Gross deferred tax liabilities	(3,370)	(4,358)
Net deferred tax asset (liability)	$260	$(590)

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2012, a valuation allowance was maintained for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay state income tax in the foreseeable future unless there is a change in Connecticut law. Accordingly, Salisbury did not expect to be able to utilize the net operating losses generated by the PIC and established a valuation allowance. The capital loss carry-forwards generated by the PIC expired during 2013 and, as a result, the previously established valuation allowance was reversed.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2013 and 2012, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through December 31, 2013.

NOTE 12 – SHAREHOLDERS’ EQUITY

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on Salisbury and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Salisbury and the Bank must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Salisbury and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2013, that Salisbury and the Bank meet all of their capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital (to risk-weighted assets)
Salisbury	$66,404	16.46%	$32,280	8.0%	n/a	—
Bank	56,425	13.87	32,539	8.0	$40,674	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,340	15.20	16,140	4.0	n/a	—
Bank	51,361	12.63	16,270	4.0	24,405	6.0
Tier 1 Capital (to average assets)
Salisbury	61,340	10.65	23,035	4.0	n/a	—
Bank	51,361	8.96	22,938	4.0	28,673	5.0
December 31, 2012
Total Capital (to risk-weighted assets)
Salisbury	$63,391	16.63%	$30,494	8.0%	n/a	—
Bank	53,132	13.77	30,866	8.0	$38,582	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	58,933	15.46	15,247	4.0	n/a	—
Bank	48,674	12.62	15,432	4.0	23,149	6.0
Tier 1 Capital (to average assets)
Salisbury	58,933	9.87	23,876	4.0	n/a	—
Bank	48,674	8.15	23,876	4.0	29,845	5.0

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

Preferred Stock

In August 2011, Salisbury issued to the U.S. Secretary of the Treasury (the “Treasury”) $16 million of its Series B Preferred Stock under the Small Business Lending Fund (the “SBLF”) program. The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The Preferred Stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to the Common Stock.

For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. After four and one-half years from its issuance the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2013 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter 2016, four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

NOTE 13 – PENSION AND OTHER BENEFITS

Salisbury has an insured noncontributory defined benefit retirement plan which was available to employees prior to December 31, 2012 based upon age and length of service. Effective December 31, 2012, the pension plan was frozen, by amending the plan to freeze retirement benefits at current levels and discontinue future benefit accruals. During 2012 Salisbury decided to complete its transition from providing retirement benefits under a defined benefit pension plan to a defined contribution 401(K) plan which is discussed below.

Years ended December 31, (in thousands)	2013	2012	2011
Change in projected benefit obligation
Benefit obligation at beginning of year	$6,039	$7,949	$6,639
Actuarial (gain)/loss	(860)	1,012	1,073
Service cost	—	404	343
Interest cost	255	358	383
Curtailments and settlements	—	(3,586)	—
Benefits paid	(184)	(98)	(489)
Benefit obligation at end of year	5,250	6,039	7,949
Change in plan assets
Plan assets at estimated fair value at beginning of year	6,019	6,164	5,668
Actual return on plan assets	1,033	720	97
Contributions by employer	—	129	888
Curtailments and settlements	—	(896)	—
Benefits paid	(184)	(98)	(489)
Fair value of plan assets at end of year	6,868	6,019	6,164
Funded status and recognized asset (liability)
included in other assets (liabilities) on the balance sheet	$1,618	$(20)	$(1,785)

The components of amounts recognized in accumulated other comprehensive income, before tax effect, are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Net gain (loss)	$924	$(711)	$(3,118)
	$924	$(711)	$(3,118)

The accumulated benefit obligation for the plan was $5,250,000 and $6,039,000 at December 31, 2013 and 2012, respectively. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.10% for 2013, 4.35% for 2012 and 4.75% for 2011. The rate of increase in future compensation levels was based on the following graded table for 2013 and 2012:

Age	Rate
25	4.75%
35	4.25
45	3.75
55	3.25
65	3.00

The components of net periodic cost are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Service cost	$—	$404	$343
Interest cost on benefit obligation	255	358	383
Expected return on plan assets	(258)	(455)	(418)
Amortization of net loss	—	123	75
Net periodic benefit cost	(3)	430	383
Additional amount recognized due to settlement or curtailment	—	341	—
	(3)	771	383
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	(1,635)	(2,284)	1,394
Amortization of net loss	—	(123)	(75)
Total recognized in other comprehensive (income) loss	(1,635)	(2,407)	1,319
Total recognized in net periodic cost and other comprehensive (income) loss	$(1,638)	$(1,636)	$1,702

 The estimated net gain that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2014 is $15,000.

The discount rate used to determine the net periodic benefit cost was 4.35% for 2013, 4.75% for 2012 and 5.75% for 2011; and the expected return on plan assets was 4.35% for 2013, and 7.50% for 2012 and 2011.

The graded table above was also used for the rate of compensation increase in determining the net periodic benefit cost in 2013 and 2012.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.50% for 2012. The Bank has modified their long term rate of return assumption in recognition of the Plan freeze on accruals.  With the plan being frozen, using short-term interest rates makes more sense than a long-term asset return approach.  For the 2013 expense calculation, 4.35% was used as both the discount rate and long term rate of return.   The Bank regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. While all future forecasting contains some level of estimation error, the Bank believes that 4.35% falls within a range of reasonable long-term rate of return expectations for pension plan assets. The Bank will continue to evaluate the actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

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

The fair values of the pension plan assets are as follows:

	Fair Value Measurements at Reporting Date Using			Assets at fair
(in thousands)	Level 1	Level 2	Level 3	value
December 31, 2013
Fixed Income
Corporate Debt	$—	$637	$—	$637
Preferred Stock	57	—	—	57
Equities	4,115	—	—	4,115
Mutual Funds	1,719	—	—	1,719
Money Fund	340	—	—	340
Totals	$6,231	$637	$—	$6,868
December 31, 2012
Fixed Income
Corporate Debt	$—	$714	$—	$714
Preferred Stock	63	—	—	63
Equities	4,605	—	—	4,605
Mutual Funds	268	—	—	268
Money Fund	369	—	—	369
Totals	$5,305	$714	$—	$6,019

Salisbury’s pension plan assets are generally all classified within level 1 and level 2 of the fair value hierarchy (see Note 19 for a description of the fair value hierarchy) because they are valued using quoted market prices, pricing service, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

There were no securities of Salisbury or related parties included in plan assets as of December 31, 2013 and 2012. Salisbury does not expect to make a contribution in 2014. Based on current data and assumptions, future expected benefit payments are as follows:

Future expected benefit payments (in thousands)
2014	$140
2015	382
2016	91
2017	532
2018	87
2019 to 2023	1,967

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. Effective December 31, 2012, and simultaneously with the freezing of the pension plan, the 401(k) Plan was amended to increase the safe harbor contribution for all qualifying employees to 4% from 3%. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the plan, is subject to change in the future. An additional discretionary match, of up to 6%, may also be made for all employees that meet the plans qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the plan.

Both the safe harbor and additional discretionary match, if any, vest immediately.

Salisbury’s 401(k) Plan contribution expense for 2013, 2012 and 2011 was $657,000, $292,000 and $288,000, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an Employee Stock Ownership Plan (ESOP) to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service.  2013 was the first year for this plan with benefit expenses amounting to $159,800.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $528,000 and $479,000 at December 31, 2013, and 2012, respectively. Expense under this arrangement was $49,000 for 2013 and $45,000 for 2012.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $121,000 and $136,000 at December 31, 2013, and 2012, respectively. The related expense amounted to $9,000, $12,000 and $11,000 for 2013, 2012 and 2011, respectively.

A Non-Qualified Deferred Compensation Plan (the "Plan") was effective January 1, 2013. This Plan was adopted by Salisbury Bank and Trust Company (the "Bank") for the benefit of certain key employees, ("Executive" or "Executives"), who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section.

In 2013, the Bank awarded six (6) Executives with a discretionary contribution to this account for a total of $59,590. This was the first year for this benefit. Based on the Executive’s date of retirement, the vesting schedule ranges from 10% per year to 50% per year.

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

The terms of the Plan provide for grants of Directors Stock Retainer Awards, Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, Performance Awards, Deferred Stock, Dividend Equivalents, and Stock or Other Stock-Based Awards that may be settled in shares of Common Stock, cash, or other property (collectively, “Awards”).

Under the Plan, the total number of shares of Common Stock reserved and available for issuance in the ten years following adoption of the Plan in connection with Awards under the Plan is 84,000 shares of Common Stock, which represented less than 5% of Salisbury’s outstanding shares of Common Stock at the time the Plan was adopted. Shares of Common Stock with respect to Awards previously granted under the Plan that are cancelled, terminate without being exercised, expire, are forfeited or lapse will again be available for issuance pursuant to Awards. Also, shares of Common Stock subject to Awards settled in cash and shares of Common Stock that are surrendered in payment of any Award or any tax withholding requirements will again be available for issuance pursuant to Awards. No more than 30,000 shares of Common Stock may be issued pursuant to Awards in any one calendar year. In addition, the Plan limits the total number of shares of Common Stock that may be awarded as Incentive Stock Options (“ISOs”) to 42,000 and the total number of shares of Common Stock that may be issued as Directors Stock Retainer Awards to 15,000. The Directors stock retainer awards were increased from 120 shares per year to 240 shares per year effective January 25, 2013.  The 2013 shares were pro-rated at the rate of 120 shares for May 2012 – January 2013 (9 months at 10 shares per month) and at the rate of 240 shares for February 2013 – April 2013 (3 months at the rate of 20 shares per month). One director’s shares were pro-rated from when he joined the Board at the end of June 2012.

In 2013 and 2012, 1,330 and 960 shares were issued, respectively, and the related compensation expense was $34,000 and $24,000, respectively. The 2013 Amendment increased the number of shares to be issued to a director as an annual stock retainer to 240 shares.

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

Unless earlier terminated by the Board, the Plan will terminate on the tenth anniversary of the effective date of the Plan (March 25, 2021) or, if the shareholders approve an amendment that increases the number of shares of Common Stock subject to the Plan, the tenth anniversary of such approval. The termination of the Plan on such date will not affect the validity of any Award outstanding on the date of termination, and any such Awards will continue to be governed by the applicable terms and conditions of the Plan.

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

Grants of Restricted Stock and Options

On February 8, 2013, Salisbury granted a total of 19,600 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 22 employees, including 5,000 shares to one Named Executive Officer, Richard J. Cantele, Jr., President and Chief Executive Officer. The fair value of the stock as of the grant date was determined to be $490,000 and the stock will be vested three years from the grant date. Expense in 2013 totaled $142,000. Unrecognized compensation cost relating to the awards as of 12/31/13 totaled $335,000. Forfeitures in 2013 totaled 500 shares.

NOTE 15 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2013	2012
Balance, beginning of period	$1,309	$1,308
Advances	63	89
Repayments	(93)	(88)
Balance, end of period	$1,279	$1,309

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

The components of comprehensive income are as follows:

Years ended December 31, (in thousands)	2013	2012	2011
Net income	$4,083	$4,077	$4,112
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(3,743)	2,632	5,973
Reclassification of net realized gains in net income	—	(279)	(11)
Unrealized (losses) gains on securities available-for-sale	(3,743)	2,353	5,962
Income tax benefit (expense)	1,273	(800)	(2,027)
Unrealized (losses) gains on securities available-for-sale, net of tax	(2,470)	1,553	3,935
Pension plan income (loss) (see Note 13)	1,635	2,407	(1,319)
Income tax (expense) benefit	(556)	(818)	448
Pension plan income (loss), net of tax	1,079	1,589	(871)
Other comprehensive (loss) income, net of tax	(1,391)	3,142	3,064
Comprehensive income	$2,692	$7,219	$7,176

The components of accumulated other comprehensive income are as follows:

Years ended December 31, (in thousands)	2013	2012
Unrealized gains on securities available-for-sale, net of tax	$436	$2,906
Unrecognized pension plan income (expense), net of tax	610	(469)
Accumulated other comprehensive income, net	$1,046	$2,437

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

In January 2014 the Bank entered into an agreement to purchase the Sharon, Connecticut branch, and approximately $19 million in deposits, of another financial institution and pending regulatory approval expect that this transaction will close during the summer of 2014.

Salisbury leases facilities under operating leases that expire at various dates through 2017. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $85,000, $97,000 and $93,000 for 2013, 2012 and 2011, respectively. Future minimum lease payments at December 31, 2013 are as follows:

Future minimum lease payments (in thousands)
2014	75
2015	58
2016	58
2017	34
$225

Salisbury leases a facility under a capital lease that expires in 2029 with an option to terminate the lease in 2018. The lease has varying renewal options, requires a fixed annual rent, and provides that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The following is a schedule by years of future minimum lease payments under the capital lease with the present value of the net minimum lease payments as of December 31, 2013.

Future minimum lease payments (in thousands)
2014	48
2015	72
2016	72
2017	72
2018	72
Thereafter	864
Total minimum lease payments	1,200
Less amount representing interest	775
$425

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

As previously disclosed, John R. Christophersen claimed an interest in the Westport real property transferred to the Trust and sought to quiet title to the property and to recover money damages from the defendants for the alleged wrongful divestiture of his claimed interest in the property.

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

On July 27, 2012, Erling Christophersen filed a Motion to Restore the First Action, and on October 15, 2012 filed a Motion to Stay the Foreclosure Action pending resolution of the Motion to Restore. The Bank opposed both motions. On February 1, 2013, the Court issued orders denying both motions. On February 14, 2013, Erling Christophersen appealed the orders denying his Motion to Restore the First Action, and Motion to Stay the Foreclosure Action.

The Appellate Court dismissed the appeal of the Foreclosure Action in May 2013, and later denied Erling Christophersen’s motion for reconsideration of its decision.

The Bank continues to proceed in its Foreclosure Action against Erling Christophersen.  Erling Christophersen asserted two special defenses and set-off claims alleging (1) that the Bank failed to defend the title claims against the properties, and (2) that the Bank took certain trustee fees without approval. The Bank moved to strike the special defenses and set off claims. In a decision issued on November 6, 2013, the court granted the motion to strike as to the second special defense and set off, but denied the motion as to the first special defense and set off. Trial began on February 4, 2014, and concluded on February 14, 2014. Post-trial briefs are due in mid-April, 2014, and a decision is expected thereafter.

Erling Christophersen’s appeal of the order denying his Motion to Restore the First Action remains pending, and was heard by the Appellate Court on March 10, 2014. The Court has now taken the matter under advisement and next it will write an opinion disposing of the appeal.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2013 and 2012, the maximum potential amount of the Bank’s obligation was $53,000 and $34,000, respectively, for financial, commercial and standby letters of credit. If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

Years ended December 31, (in thousands)	2013	2012
Residential	$314	$1,060
Home equity credit	28,377	29,989
Commercial	9,900	2,279
Land	10	300
Real estate secured	38,601	33,628
Commercial and industrial	17,563	15,441
Consumer	1,321	1,349
Unadvanced portions of loans	57,485	50,418
Commitments to originate loans	9,730	17,727
Standby letters of credit	53	34
Total	$67,268	$68,179

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2013.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2013
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,657	$—	$2,657
U.S. Government agency notes	—	2,590	—	2,590
Municipal bonds	—	40,437	—	40,437
Mortgage-backed securities:
U.S. Government agencies	—	33,892	—	33,892
Collateralized mortgage obligations:
U.S. Government agencies	—	3,580	—	3,580
Non-agency	—	8,308	—	8,308
SBA bonds	—	2,230	—	2,230
Preferred stocks	797	—	—	797
Securities available-for-sale	$797	$93,694	$—	$94,491
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	9,782	9,782
Other real estate owned	—	—	377	377
December 31, 2012
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,733	$—	$2,733
U.S. Government agency notes	—	7,726	—	7,726
Municipal bonds	—	47,365	—	47,365
Mortgage-backed securities:
U.S. Government agencies	—	48,729	—	48,729
Collateralized mortgage obligations:
U.S. Government agencies	—	5,197	—	5,197
Non-agency	—	11,507	—	11,507
SBA bonds	—	2,863	—	2,863
Preferred stocks	167	—	—	167
Securities available-for-sale	$167	$126,120	$—	$126,287
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	8,434	8,434
Other real estate owned	—	—	244	244

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(in thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets
Cash and due from banks	$12,711	$12,711	$12,711	$—	$—
Interest-bearing time deposits with other banks	738	738	—	—	738
Securities available-for-sale	94,491	94,491	797	93,694	—
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	173	175	—	—	175
Loans receivable, net	438,178	430,645	—	—	430,645
Accrued interest receivable	1,760	1,760	—	—	1,760
Financial Liabilities
Demand (non-interest-bearing)	$84,677	$84,677	$—	$—	$84,677
Demand (interest-bearing)	81,932	81,932	—	—	81,932
Money market	120,550	120,550	—	—	120,550
Savings and other	107,171	107,171	—	—	107,171
Certificates of deposit	83,039	83,520	—	—	83,520
Deposits	477,369	477,850	—	—	477,850
FHLBB advances	30,411	33,034	—	—	33,034
Repurchase agreements	2,554	2,554	—	—	2,554
Capital lease liability	425	425	425	—	—
Accrued interest payable	140	140	—	—	140
December 31, 2012
Financial Assets
Cash and due from banks	$43,574	$43,574	$43,574	$—	$—
Securities available-for-sale	126,287	126,287	167	126,120	—
Federal Home Loan Bank stock	5,747	5,747	—	5,747	—
Loans held-for-sale	1,879	1,893	—	—	1,893
Loans receivable, net	388,758	389,292	—	—	389,292
Accrued interest receivable	1,818	1,818	—	—	1,818
Financial Liabilities
Demand (non-interest-bearing)	$98,850	$98,850	$—	$—	$98,850
Demand (interest-bearing)	65,991	65,991	—	—	65,991
Money market	128,501	128,501	—	—	128,501
Savings and other	103,985	103,985	—	—	103,985
Certificates of deposit	93,888	94,894	—	—	94,894
Deposits	491,215	492,221	—	—	492,221
FHLBB advances	31,980	35,363	—	—	35,363
Repurchase agreements	1,784	1,784	—	—	1,784
Accrued interest payable	196	196	—	—	196

NOTE 20 – SALISBURY BANCORP (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets Years ended December 31, (in thousands)	2013	2012
Assets
Cash and due from banks	$9,302	$10,297
Interest-bearing time deposits with other banks	738	—
Investment in bank subsidiary	62,811	61,738
Other assets	—	2
Total Assets	$72,851	$72,037
Liabilities and Shareholders' Equity
Liabilities	$61	$40
Shareholders' equity	72,790	71,997
Total Liabilities and Shareholders' Equity	$72,851	$72,037

Statements of Income Years ended December 31, (in thousands)	2013	2012	2011
Dividends from subsidiary	$2,128	$2,243	$2,372
Interest	27	42	99
Expenses	394	81	116
Income before taxes and equity in undistributed net income of subsidiary	1,761	2,204	2,355
Income tax benefit	—	—	—
Income before equity in undistributed net income of subsidiary	1,761	2,204	2,355
Equity in undistributed net income of subsidiary	2,322	1,873	1,757
Net income	$4,083	$4,077	$4,112

Statements of Cash Flows Years ended December 31, (in thousands)	2013	2012	2011
Net income	$4,083	$4,077	$4,112
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(2,322)	(1,873)	(1,757)
Accretion of securities	—	—	(11)
Other	24	16	(3)
Net cash provided by operating activities	1,785	2,220	2,341
Investing Activities
Investment in bank	—	—	(6,466)
Purchases of interest-bearing time deposits of other banks	(738)	—	—
Maturities of securities available-for-sale	—	1,103	—
Net cash (utilized) provided by investing activities	(738)	1,103	(6,466)
Financing Activities
Common stock dividends paid	(1,915)	(1,892)	(1,891)
Preferred stock dividends paid	(161)	(240)	(382)
Payment to repurchase Preferred Stock	—	—	(8,816)
Payment to repurchase warrants	—	—	(205)
Proceeds from issuance of Common Stock	34	24	28
Proceeds from issuance of Preferred Stock	—	—	16,000
Net cash (utilized) provided by financing activities	(2,042)	(2,108)	4,734
(Decrease) increase in cash and cash equivalents	(995)	1,215	609
Cash and cash equivalents, beginning of period	10,297	9,082	8,473
Cash and cash equivalents, end of period	$9,302	$10,297	$9,082

NOTE 21 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2013	2012	2011
Net income	$4,083	$4,077	$4,112
Less: Preferred stock net accretion	—	—	(78)
Less: Preferred stock dividends declared	(161)	(216)	(446)
Net income available to common shareholders	3,922	3,861	3,588
Less: Undistributed earnings allocated to participating securities	(39)	—	—
Net income allocated to common stock	$3,883	$3,861	$3,588
Common shares issued	1,710	1,690	1,689
Less: Unvested restricted stock awards	(19)	—	—
Common shares outstanding used to calculate basic earnings per common share	1,691	1,690	1,689
Add: Dilutive effect of unvested restricted stock awards	—	—	—
Common shares outstanding used to calculate diluted earnings per common share	1,691	1,690	1,689
Earnings per common share (basic and diluted)	$2.30	$2.28	$2.12

NOTE 22 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2013 and 2012 is as follows:

Year ended December 31, 2013 (in thousands, except ratios and per share amounts)	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Statement of Income
Interest and dividend income	$5,406	$5,434	$5,431	$5,479
Interest expense	803	801	772	686
Net interest and dividend income	4,603	4,633	4,659	4,793
Provision for loan losses	396	240	240	190
Trust and Wealth Advisory	725	824	750	775
Service charges and fees	516	575	595	612
Gains on sales of mortgage loans, net	279	153	69	78
Mortgage servicing, net	26	8	(37)	38
Securities gains	—	—	—	—
Other	79	90	82	68
Non-interest income	1,625	1,650	1,459	1,571
Non-interest expense	4,705	4,610	4,643	4,977
Income before income taxes	1,127	1,433	1,235	1,197
Income tax provision	187	289	219	214
Net income	940	1,144	1,016	983
Net income available to common shareholders	900	1,103	976	943
Financial Condition
Total assets	$597,343	$600,712	$589,481	$587,109
Loans, net	406,258	416,729	420,306	438,178
Allowance for loan losses	4,686	4,632	4,656	4,683
Securities	124,004	111,950	105,156	99,831
Deposits	487,773	492,040	479,869	477,369
Repurchase agreements	2,329	2,980	3,870	2,554
FHLBB advances	31,574	31,187	30,801	30,411
Shareholders' equity	72,206	71,489	71,211	72,790
Non-performing assets	9,297	9,639	9,737	7,549
Per Common Share Data
Earnings, diluted and basic	$0.53	$0.65	$0.57	$0.55
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	32.88	32.45	32.28	33.21
Market price: (a)
High	26.44	28.00	29.95	28.00
Low	23.55	25.18	25.52	25.50
Statistical Data
Net interest margin (fully tax equivalent)	3.54%	3.54%	3.51%	3.71%
Efficiency ratio (fully tax equivalent)	70.93	68.88	71.72	71.77
Return on average assets	0.61	0.74	0.64	0.64
Return on average shareholders' equity	6.45	7.81	7.05	6.69
Weighted average equivalent shares outstanding, diluted	1,690	1,691	1,691	1,691
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $.10 per share ("Common Stock") trades on the NASDAQ Capital Market under the symbol: SAL. As of March 1, 2014, there were approximately 1,713 shareholders of record of Salisbury's Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2012 (in thousands, except ratios and per share amounts)	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Statement of Income
Interest and dividend income	$5,858	$5,766	$5,607	$5,426
Interest expense	1,175	1,080	1,035	992
Net interest and dividend income	4,683	4,686	4,572	4,434
Provision for loan losses	180	180	330	380
Trust and Wealth Advisory	755	735	683	772
Service charges and fees	521	547	559	561
Gains on sales of mortgage loans, net	372	263	568	394
Mortgage servicing, net	(84)	(5)	(9)	76
Securities gains	12	267	—	—
Other	83	83	86	74
Non-interest income	1,659	1,890	1,887	1,877
Non-interest expense	4,500	5,026	4,693	5,334
Income before income taxes	1,662	1,370	1,436	597
Income tax provision	412	254	296	26
Net income	1,250	1,116	1,140	571
Net income available to common shareholders	1,167	1,069	1,094	531
Financial Condition
Total assets	$598,950	$600,857	$611,037	$600,813
Loans, net	371,709	377,212	377,377	388,758
Allowance for loan losses	4,166	4,208	4,179	4,360
Securities	151,666	141,409	131,412	132,034
Deposits	472,686	477,910	490,206	491,215
Repurchase agreements	10,359	6,181	2,941	1,784
FHLBB advances	43,207	42,801	42,392	31,980
Shareholders' equity	68,067	69,126	70,374	71,997
Non-performing assets	7,606	8,409	9,870	10,104
Per Common Share Data
Earnings, diluted and basic	$0.69	$0.63	$0.65	$0.31
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	30.83	31.44	32.18	33.14
Market price: (a)
High	26.95	26.49	26.39	28.47
Low	22.51	23.25	23.11	23.16
Statistical Data
Net interest margin (fully tax equivalent)	3.54%	3.58%	3.39%	3.32%
Efficiency ratio (fully tax equivalent)	66.86	66.39	66.05	71.45
Return on average assets	0.78	0.72	0.71	0.35
Return on average shareholders' equity	9.05	8.10	8.05	3.85
Weighted average equivalent shares outstanding, diluted	1,689	1,689	1,690	1,690
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s principal executive officer and principal financial officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2013. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Salisbury and its subsidiaries are responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, Salisbury’s principal executive and principal financial officers, or persons performing similar functions, and effected by Salisbury’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Management has evaluated the effectiveness of Salisbury’s internal control over financial reporting at and for the year ended December 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework (1992 version), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Salisbury’s internal control over financial reporting is effective at and for the year ended December 31, 2013.

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

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2013 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in Salisbury's Proxy Statement for the 2014 Annual Meeting of Shareholders, under the captions “Executive Officers”; "Directors and Nominees for Election for a Three Year Term and Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors". Such information is incorporated herein by reference and made a part hereof.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2014 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Officer Compensation"; and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury’s Proxy Statement for the 2014 Annual Meeting of Shareholders, under the captions “Principal Shareholders,” “Directions and Nominees for Election for a Three Tear Term and Director Independence” and “Executive Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2014 Meeting of Shareholders, under the captions “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2014 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014.
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).
4.1	Warrant to purchase Common Stock dated March 13, 2009. (incorporated by reference to Exhibit 4.1 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011). (Such Warrant was repurchased by Salisbury on November 2, 2011 and simultaneously cancelled. See Exhibit 10.8 below.)
10.1	Amended and Restated Supplemental Retirement Plan Agreement with John F. Perotti dated January 25, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2008).
10.2	Form of First Amendment to Change in Control Agreement with Executive Officers dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 19, 2009). (Expired.)
10.3	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.4	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 28, 2008). (Expired.)
10.5	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2001 Annual Report on Form 10-KSB/A filed May 8, 2002). (Such Plan expired in 2011 and was replaced by the 2011 Long Term Incentive Plan. See, Exhibit 10.9 below.)
10.6	Letter Agreement dated March 13, 2009, including the Securities Purchase Agreement - Standard Terms, as supplemented by the letter dated March 13, 2009 relating to the American Recovery and Reinvestment Act to 2009 with the U.S. Treasury Department (incorporated by reference to Exhibit 10.6 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.7	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.8	Repurchase Letter Agreement between Salisbury and the United States Department of Treasury dated August 25, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.9	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.10	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.11	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.12	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.13	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.14	Employee Stock Ownership Plan
21.1	Subsidiaries of the Registrant.
23.1	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

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

March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ Holly J. Nelson
Louis E. Allyn, II	Holly J. Nelson
Director	Director
March 28, 2014	March 28, 2014

/s/ Arthur J. Bassin	/s/ John F. Perotti
Arthur J. Bassin	John F. Perotti
Director	Director
March 28, 2014	March 28, 2014

/s/ Louise F. Brown	/s/ Michael A. Varet
Louise F. Brown	Michael A. Varet
Director	Director, Chairman of the Board
March 28, 2014	March 28, 2014

/s/ Richard J. Cantele, Jr.	/s/ Donald E. White
Richard J. Cantele, Jr.	Donald E. White
Director, President and Chief Executive Officer	Chief Financial Officer
March 28, 2014	and Chief Accounting Officer
March 28, 2014
/s/ Robert S. Drucker
Robert S. Drucker
Director
March 28, 2014

/s/ David B. Farrell
David B. Farrell
Director
March 28, 2014

/s/ Nancy F. Humphreys
Nancy F. Humphreys
Director
March 28, 2014

