Form 10-Q
period 2014-03-31
SALISBURY BANCORP INC
filed 2014-05-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 13, 2014 is 1,711,121.

TABLE OF CONTENTS

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3
	Consolidated Statements of Income for the three month periods
	ended March 31, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income for the three month periods
	ended March 31, 2014 and 2013	5
	Consolidated Statements of Changes in Shareholders' Equity for the three month
	periods ended March 31, 2014 and 2013	5
	Consolidated Statements of Cash Flows for the three month periods ended
	March 31, 2014 and 2013	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and due from banks	$6,961	$5,926
Interest bearing demand deposits with other banks	2,443	6,785
Total cash and cash equivalents	9,404	12,711
Interest-bearing time deposits with other banks	—	738
Securities
Available-for-sale at fair value	92,675	94,491
Federal Home Loan Bank of Boston stock at cost	5,340	5,340
Loans held-for-sale	120	173
Loans receivable, net (allowance for loan losses: $4,894 and $4,683)	446,518	438,178
Other real estate owned	377	377
Bank premises and equipment, net	12,049	11,611
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $2,023 and $1,967)	520	576
Accrued interest receivable	1,804	1,760
Cash surrender value of life insurance policies	7,587	7,529
Deferred taxes	—	260
Other assets	3,548	3,536
Total Assets	$589,771	$587,109
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$80,935	$84,677
Demand (interest bearing)	79,330	81,932
Money market	123,898	120,550
Savings and other	112,306	107,171
Certificates of deposit	81,043	83,039
Total deposits	477,512	477,369
Repurchase agreements	2,643	2,554
Federal Home Loan Bank of Boston advances	30,017	30,411
Capital lease liability	425	425
Deferred taxes	326	—
Accrued interest and other liabilities	4,847	3,560
Total Liabilities	515,770	514,319
Commitments and contingencies
Shareholders' Equity
Preferred stock - $.01 per share par value	16,000	16,000
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share
Common stock - $.10 per share par value	171	171
Authorized: 3,000,000;
Issued: 1,711,121 and 1,710,121
Unearned compensation - restricted stock awards	(339)	(335)
Paid-in capital	13,698	13,668
Retained earnings	42,266	42,240
Accumulated other comprehensive income, net	2,205	1,046
Total Shareholders' Equity	74,001	72,790
Total Liabilities and Shareholders' Equity	$589,771	$587,109

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands except per share amounts)	2014	2013
Interest and dividend income
Interest and fees on loans	$4,596	$4,429
Interest on debt securities
Taxable	381	467
Tax exempt	445	488
Other interest and dividends	21	22
Total interest and dividend income	5,443	5,406
Interest expense
Deposits	351	490
Repurchase agreements	1	1
Capital lease	18	—
Federal Home Loan Bank of Boston advances	298	312
Total interest expense	668	803
Net interest and dividend income	4,775	4,603
Provision for loan losses	337	396
Net interest and dividend income after provision for loan losses	4,438	4,207
Non-interest income
Trust and wealth advisory	779	725
Service charges and fees	542	516
Gains on sales of mortgage loans, net	11	279
Mortgage servicing, net	28	26
Other	78	79
Total non-interest income	1,438	1,625
Non-interest expense
Salaries	1,844	1,750
Employee benefits	741	685
Premises and equipment	673	583
Data processing	399	419
Professional fees(1)	619	380
Collections and OREO	135	157
FDIC insurance	98	125
Marketing and community support	113	122
Amortization of intangibles	56	56
Other	432	428
Total non-interest expense	5,110	4,705
Income before income taxes	766	1,127
Income tax provision	215	187
Net income	$551	$940
Net income available to common shareholders	$505	$900

Basic earnings per common share	$0.29	$0.53
Diluted earnings per common share	0.29	0.53
Common dividends per share	0.28	0.28

(1) Includes one-time professional fees of $261,000 incurred in conjunction with the following strategic initiatives for the three month period ended March 31, 2014: (i) the entering of an agreement to acquire the Sharon, CT branch office of Union Savings Bank and related branch deposits and the consolidation of an existing Salisbury branch office in Sharon, CT with such branch, which is expected to be consummated in June of 2014 and which has received all required regulatory approvals; and (ii) the execution of an agreement to merge Riverside Bank of Poughkeepsie, NY with and into Salisbury Bank, which agreement was announced March 19, 2014.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2014	2013
Net income	$551	$940
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	1,757	(356)
Reclassification of net realized gains in net income	—	—
Unrealized gains (losses) on securities available-for-sale	1,757	(356)
Income tax (expense) benefit	(598)	121
Unrealized gains (losses) on securities available-for-sale, net of tax	1,159	(235)
Change in unrecognized pension plan costs	—	—
Income tax (benefit) expense	—	—
Pension plan income (loss), net of tax	—	—
Other comprehensive income (loss), net of tax	1,159	(235)
Comprehensive income	$1,710	$705

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

						Unearned	Accumulated
						compensation-	other	Total
						restricted	comp-	share-
(dollars in thousands)	Common Stock		Preferred	Paid-in	Retained	stock	rehensive	holders’
unaudited	Shares	Amount	stock	capital	earnings	awards	income	equity
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$—	$2,437	$71,997
Net income for period	—	—	—	—	940	—	—	940
Other comprehensive loss, net of tax	—	—	—	—	—	—	(235)	(235)
Common stock dividends declared	—	—	—	—	(479)	—	—	(479)
Preferred stock dividends declared	—	—	—	—	(41)	—	—	(41)
Issuance of restricted common stock	19,600	2	—	488	—	(490)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	—	24	—	24
Balances at March 31, 2013	1,709,291	$171	$16,000	$13,646	$40,653	$(466)	$2,202	$72,206
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income for period	—	—	—	—	551	—	—	551
Other comprehensive income, net of tax	—	—	—	—	—	—	1,159	1,159
Common stock dividends declared	—	—	—	—	(479)	—	—	(479)
Preferred stock dividends declared	—	—	—	—	(46)	—	—	(46)
Issuance of restricted common stock	3,000	—	—	80	—	(80)	—	—
Forfeiture of restricted common stock	(2,000)	—		(50)		50	—	—
Stock based compensation-restricted stock awards	—	—	—	—	—	26	—	26
Balances at March 31, 2014	1,711,121	$171	$16,000	$13,698	$42,266	$(339)	$2,205	$74,001

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2014	2013
Operating Activities
Net income	$551	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation
Securities	60	155
Bank premises and equipment	225	215
Core deposit intangible	56	56
Mortgage servicing rights	79	104
Fair value adjustment on loans	8	8
(Gains) and losses:
Gains on sales of loans, excluding capitalized servicing rights	(6)	(127)
Loss on sale/disposal of premises and equipment	1	—
Gain recognized on other real estate owned	—	(1)
Provision for loan losses	337	396
Proceeds from sales of loans	501	7,093
Loans originated for sale	(442)	(5,797)
Increase in deferred loan origination fees and costs, net	(4)	(37)
Mortgage servicing rights originated	(5)	(152)
Decrease in mortgage servicing rights impairment reserve	(11)	(33)
Increase in interest receivable	(44)	(204)
Deferred tax benefit	(12)	(13)
(Increase) decrease in prepaid expenses	(46)	15
Increase in cash surrender value of life insurance policies	(58)	(61)
(Increase) decrease in income tax receivable	(7)	169
(Increase) decrease in other assets	(22)	32
Increase in accrued expenses	304	174
Increase (decrease) in interest payable	1	(33)
Increase (decrease) in other liabilities	982	(383)
Issuance of shares of restricted stock	26	24
Net cash provided by operating activities	2,474	2,540
Investing Activities
Redemption of Federal Home Loan Bank stock	—	408
Maturities of interest-bearing time deposit with other banks	738	—
Proceeds from calls of securities available-for-sale	1,120	1,200
Proceeds from maturities of securities available-for-sale	2,393	5,911
Loan originations and principal collections, net	(8,689)	(19,423)
Recoveries of loans previously charged-off	8	3
Proceeds from sales of other real estate owned	—	1,086
Capital expenditures	(664)	(35)
Net cash utilized by investing activities	(5,094)	(10,850)
Financing Activities
Increase (decrease) in deposit transaction accounts	2,140	(1,661)
Decrease in time deposits	(1,997)	(1,782)
Increase in securities sold under agreements to repurchase	89	545
Principal payments on Federal Home Loan Bank of Boston advances	(394)	(406)
Common stock dividends paid	(479)	(479)
Preferred stock dividends paid	(46)	(40)
Net cash utilized by financing activities	(687)	(3,823)
Net decrease in cash and cash equivalents	(3,307)	(12,133)
Cash and cash equivalents, beginning of period	12,711	43,574
Cash and cash equivalents, end of period	$9,404	$31,441
Cash paid during period
Interest	$667	$948
Income taxes	1,234	1,285
Non-cash transfers
Transfer from loans to other real estate owned	—	1,553

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2013 Annual Report on Form 10-K for the period ended December 31, 2013.

The allowance for loan losses is a significant accounting policy and is presented in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis, which provides information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

Impact of New Accounting Pronouncements Issued

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an insubstance repossession or foreclosure occurs; and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
March 31, 2014
Available-for-sale
U.S. Treasury notes	$2,497	$145	$—	$2,642
U.S. Government Agency notes	2,505	66	—	2,571
Municipal bonds	40,690	873	(917)	40,646
Mortgage-backed securities
U.S. Government Agencies	31,926	544	(34)	32,436
Collateralized mortgage obligations
U.S. Government Agencies	3,313	32	—	3,345
Non-agency	7,422	614	(15)	8,021
SBA bonds	1,885	141	—	2,026
Preferred Stock	20	968	—	988
Total securities available-for-sale	$90,258	$3,383	$(966)	$92,675
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2013
Available-for-sale
U.S. Treasury notes	$2,497	$160	$—	$2,657
U.S. Government Agency notes	2,507	83	—	2,590
Municipal bonds	41,775	782	(2,120)	40,437
Mortgage-backed securities
U.S. Government Agencies	33,522	442	(72)	33,892
Collateralized mortgage obligations
U.S. Government Agencies	3,545	35	—	3,580
Non-agency	7,923	401	(16)	8,308
SBA bonds	2,042	188	—	2,230
Preferred Stock	20	777	—	797
Total securities available-for-sale	$93,831	$2,868	$(2,208)	$94,491
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340
(1)	Net of other-than-temporary impairment write-down recognized in earnings.

Salisbury did not sell any securities available-for-sale during the three month periods ended March 31, 2014 and 2013.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	losses	value	losses	value	losses
March 31, 2014
Available-for-sale
Municipal bonds	$11,154	$407	$2,708	$510	$13,862	$917
Mortgage-backed securities	2,128	—	2,105	34	4,233	34
Collateralized mortgage obligations
Non-agency	366	3	185	6	551	9
Total temporarily impaired securities	13,648	410	4,998	550	18,646	960
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	299	6	—	—	299	6
Total temporarily and other-than-temporarily impaired securities	$13,947	$416	$4,998	$550	$18,945	$966

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2014.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are derived from U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at March 31, 2014.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006 to 2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at March 31, 2014.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2014, to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2014	2013
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB continued to declare modest cash dividends through 2013. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2014. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Residential 1-4 family	$236,608	$231,113
Residential 5+ multifamily	4,804	4,848
Construction of residential 1-4 family	2,044	1,876
Home equity credit	33,941	34,139
Residential real estate	277,397	271,976
Commercial	95,514	91,853
Construction of commercial	10,230	10,948
Commercial real estate	105,744	102,801
Farm land	3,368	3,402
Vacant land	9,038	9,067
Real estate secured	395,547	387,246
Commercial and industrial	47,030	46,292
Municipal	4,016	4,252
Consumer	3,633	3,889
Loans receivable, gross	450,226	441,679
Deferred loan origination fees and costs, net	1,186	1,182
Allowance for loan losses	(4,894)	(4,683)
Loans receivable, net	$446,518	$438,178
Loans held-for-sale
Residential 1-4 family	$120	$173

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2014
Residential 1-4 family	$218,660	$11,854	$5,999	$95	$—	$236,608
Residential 5+ multifamily	2,639	1,190	975	—	—	4,804
Construction of residential 1-4 family	2,044	—	—	—	—	2,044
Home equity credit	31,288	1,269	1,384	—	—	33,941
Residential real estate	254,631	14,313	8,358	95	—	277,397
Commercial	71,538	15,897	8,079	—	—	95,514
Construction of commercial	9,214	429	587	—	—	10,230
Commercial real estate	80,752	16,326	8,666	—	—	105,744
Farm land	836	1,408	1,124	—	—	3,368
Vacant land	5,618	258	3,162	—	—	9,038
Real estate secured	341,837	32,305	21,310	95	—	395,547
Commercial and industrial	37,900	8,198	932	—	—	47,030
Municipal	4,016	—	—	—	—	4,016
Consumer	3,500	100	33	—	—	3,633
Loans receivable, gross	$387,253	$40,603	$22,275	$95	$—	$450,226
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679

The composition of loans receivable by delinquency status is as follows:

		Past due
						180	30	Accruing 90
						days	days	days
		1-29	30-59	60-89	90-179	and	and	and	Non-
(in thousands)	Current	days	days	days	days	over	over	over	accrual
March 31, 2014
Residential 1-4 family	$230,872	$2,272	$1,423	$930	$898	$213	$3,464	$—	$2,316
Residential 5+ multifamily	4,707	—	—	97	—	—	97	—	—
Construction of residential 1-4 family	2,044	—	—	—	—	—	—	—	—
Home equity credit	32,071	1,075	576	49	48	122	795	—	446
Residential real estate	269,694	3,347	1,999	1,076	946	335	4,356	—	2,762
Commercial	89,722	3,742	435	369	—	1,246	2,050	—	1,841
Construction of commercial	10,094	—	—	—	136	—	136	—	136
Commercial real estate	99,816	3,742	435	369	136	1,246	2,186	—	1,977
Farm land	2,964	20	—	—	—	384	384	—	384
Vacant land	6,057	8	77	—	26	2,870	2,973	26	2,870
Real estate secured	378,531	7,117	2,511	1,445	1,108	4,835	9,899	26	7,993
Commercial and industrial	46,653	267	65	23	22	—	110	—	108
Municipal	4,016	—	—	—	—	—	—	—	—
Consumer	3,511	94	27	1	—	—	28	—	22
Loans receivable, gross	$432,711	$7,478	$2,603	$1,469	$1,130	$4,835	$10,037	$26	$8,123
December 31, 2013
Residential 1-4 family	$222,356	$3,853	$1,795	$2,622	$353	$134	$4,904	$—	$1,525
Residential 5+ multifamily	4,749	—	—	99	—	—	99	—	—
Construction of residential 1-4 family	1,876	—	—	—	—	—	—	—	—
Home equity credit	33,391	129	361	125	—	133	619	—	402
Residential real estate	262,372	3,982	2,156	2,846	353	267	5,622	—	1,927
Commercial	89,434	566	371	108	235	1,139	1,853	—	1,857
Construction of commercial	9,784	1,025	—	139	—	—	139	—	—
Commercial real estate	99,218	1,591	371	247	235	1,139	1,992	—	1,857
Farm land	2,995	23	—	—	—	384	384	—	384
Vacant land	6,058	139	—	—	—	2,870	2,870	—	2,870
Real estate secured	370,643	5,735	2,527	3,093	588	4,660	10,868	—	7,038
Commercial and industrial	45,897	262	112	—	—	21	133	—	134
Municipal	4,252	—	—	—	—	—	—	—	—
Consumer	3,746	113	29	1	—	—	30	—	—
Loans receivable, gross	$424,538	$6,110	$2,668	$3,094	$588	$4,681	$11,031	$—	$7,172

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	Three months ended March 31, 2014			Three months ended March 31, 2013
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$48	$48	—	$—	$—
Commercial real estate	1	250	250	2	1,022	1,022
Home equity credit	1	30	30	—	—	—
Troubled debt restructurings	3	$328	$328	2	$1,022	$1,022
Rate reduction	—	$—	$—	2	$1,022	$1,022
Interest only and term extension	1	48	48	—	—	—
Debt consolidation and term extension	1	250	250	—	—	—
Interest only	1	30	30	—	$—	$—
Troubled debt restructurings	3	$328	$328	2	$1,022	$1,022

Three loans were restructured during the quarter ended March 31, 2014 and all were current at March 31, 2014.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	March 31, 2014					March 31, 2013
	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
(in thousands)	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential	$1,938	$64	$(74)	$2	$1,930	$1,934	$23	$(18)	$—	$1,939
Commercial	1,385	157	(51)	—	1,491	1,059	178	—	—	1,237
Land	226	1	(1)	—	226	301	265	(38)	—	528
Real estate	3,549	222	(126)	2	3,647	3,294	466	(56)	—	3,704
Commercial and industrial	562	16	(1)	—	577	499	(40)	(4)	—	455
Municipal	43	(3)	—	—	40	36	4	—	—	40
Consumer	105	(47)	(7)	6	57	91	(15)	(13)	3	66
Unallocated	424	149	—	—	573	440	(19)	—	—	421
Totals	$4,683	$337	$(134)	$8	$4,894	$4,360	$396	$(73)	$3	$4,686

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2014
Residential 1-4 family	$230,456	$894	$6,152	$624	$236,608	$1,518
Residential 5+ multifamily	3,856	20	948	—	4,804	20
Construction of residential 1-4 family	2,044	12	—	—	2,044	12
Home equity credit	33,447	360	494	20	33,941	380
Residential real estate	269,803	1,286	7,594	644	277,397	1,930
Commercial	90,750	1,013	4,764	365	95,514	1,378
Construction of commercial	10,094	113	136	—	10,230	113
Commercial real estate	100,844	1,126	4,900	365	105,744	1,491
Farm land	2,984	60	384	—	3,368	60
Vacant land	5,945	65	3,093	101	9,038	166
Real estate secured	379,576	2,537	15,971	1,110	395,547	3,647
Commercial and industrial	46,373	539	657	38	47,030	577
Municipal	4,016	40	—	—	4,016	40
Consumer	3,524	34	109	23	3,633	57
Unallocated allowance	—	—	—	—	—	573
Totals	$433,489	$3,150	$16,737	$1,171	$450,226	$4,894
	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2013
Residential 1-4 family	$225,419	$897	$5,694	$617	$231,113	$1,514
Residential 5+ multifamily	3,894	20	954	—	4,848	20
Construction of residential 1-4 family	1,876	11	—	—	1,876	11
Home equity credit	33,689	363	450	30	34,139	393
Residential real estate	264,878	1,291	7,098	647	271,976	1,938
Commercial	87,059	977	4,794	282	91,853	1,259
Construction of commercial	10,948	126	—	—	10,948	126
Commercial real estate	98,007	1,103	4,794	282	102,801	1,385
Farm land	3,018	61	384	—	3,402	61
Vacant land	5,972	64	3,095	101	9,067	165
Real estate secured	371,875	2,519	15,371	1,030	387,246	3,549
Commercial and industrial	45,584	519	708	42	46,292	561
Municipal	4,252	43	—	—	4,252	43
Consumer	3,710	36	179	69	3,889	105
Unallocated allowance	—	—	—	—	—	425
Totals	$425,421	$3,117	$16,258	$1,141	$441,679	$4,683

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2014
Performing loans	$425,540	$2,900	$87	$23	$425,627	$2,923
Potential problem loans	7,949	250	179	19	8,128	269
Impaired loans	—	—	16,471	1,129	16,471	1,129
Unallocated allowance	—	573	—	—	—	573
Totals	$433,489	$3,723	$16,737	$1,171	$450,226	$4,894
December 31, 2013
Performing loans	$416,734	$2,835	$157	$69	$416,891	$2,904
Potential problem loans	8,687	252	429	19	9,116	301
Impaired loans	—	—	15,672	1,053	15,672	1,053
Unallocated allowance	—	425	—	—	—	425
Totals	$425,421	$3,542	$16,258	$1,141	$441,679	$4,683

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2014
Residential 1-4 family	$4,342	$4,407	$4,370	$605	$25	$2,595	$3,120	$2,730	$11
Home equity credit	72	72	84	20	—	423	541	441	—
Residential real estate	4,414	4,479	4,454	625	25	3,018	3,661	3,171	11
Commercial	2,933	3,017	2,854	365	31	1,831	2,393	1,738	11
Construction of Commercial	—	—	—	—	—	136	157	103	—
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,092	3,888	3,094	101	3	—	100	—	—
Real estate secured	10,439	11,384	10,402	1,091	59	5,369	6,695	5,396	22
Commercial and industrial	112	149	116	38	—	529	931	553	8
Consumer	—	—	—	—	—	22	22	22	—
Totals	$10,551	$11,533	$10,518	$1,129	$59	$5,920	$7,648	$5,971	$30
December 31, 2013
Residential 1-4 family	$4,409	$4,516	$3,995	$598	$99	$2,073	$2,522	$2,285	$54
Home equity credit	72	72	101	30	2	378	428	251	4
Residential real estate	4,481	4,588	4,096	628	101	2,451	2,950	2,536	58
Commercial	2,777	2,835	2,349	282	127	1,771	2,299	2,411	47
Construction of Commercial	—	—	3	—	—	—	20	8	—
Farm land	—	—	—	—	—	384	384	118	—
Vacant land	3,095	3,889	1,853	101	—	—	100	1,430	—
Real estate secured	10,353	11,312	8,301	1,011	228	4,606	5,753	6,503	105
Commercial and industrial	119	154	233	42	1	573	975	595	36
Consumer	—	—	—	—	—	22	22	—	—
Totals	$10,472	$11,466	$8,534	$1,053	$229	$5,201	$6,750	$7,098	$141

NOTE 4 - MORTGAGE SERVICING RIGHTS

March 31, (in thousands)	2014	2013
Residential mortgage loans serviced for others	$144,197	$148,705
Fair value of mortgage servicing rights	1,646	1,739

Changes in mortgage servicing rights are as follows:

	Three months
Periods ended March 31, (in thousands)	2014	2013
Mortgage Servicing Rights
Balance, beginning of period	$980	$1,075
Originated	5	152
Amortization (1)	(79)	(103)
Balance, end of period	906	1,124
Valuation Allowance
Balance, beginning of period	(15)	(38)
Decrease in impairment reserve (1)	11	33
Balance, end of period	(4)	(5)
Loan servicing rights, net	$902	$1,119
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

(in thousands)	March 31, 2014	December 31, 2013
Securities available-for-sale (at fair value)	$56,769	$57,623
Loans receivable	132,301	130,574
Total pledged assets	$189,070	$188,197

At March 31, 2014, securities were pledged as follows: $46.3 million to secure public deposits, $10.4 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Periods ended March 31, (in thousands)	2014	2013
Net income	$551	$940
Less: Preferred stock dividends declared	(46)	(40)
Net income available to common shareholders	505	900
Less: Undistributed earnings allocated to participating securities	(6)	(10)
Net income allocated to common stock	$499	$890
Common shares issued	1,712	1,709
Less: Unvested restricted stock awards	(21)	(20)
Common shares outstanding used to calculate basic earnings per common share	1,691	1,689
Add: Dilutive effect of unvested restricted stock awards	—	—
Common shares outstanding used to calculate diluted earnings per common share	1,691	1,689
Earnings per common share (basic and diluted)	$0.29	0.53

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2014, that Salisbury and the Bank meet all of their capital adequacy requirements.

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

The Bank was classified, as of its most recent notification, as "well capitalized." The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital (to risk-weighted assets)
Salisbury	$66,808	16.42%	$32,545	8.0%	n/a	—
Bank	56,573	13.80	32,802	8.0	$41,002	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,447	15.10	16,273	4.0	n/a	—
Bank	51,212	12.49	16,401	4.0	24,601	6.0
Tier 1 Capital (to average assets)
Salisbury	61,447	10.65	23,070	4.0	n/a	—
Bank	51,212	8.88	23,059	4.0	28,824	5.0
December 31, 2013
Total Capital (to risk-weighted assets)
Salisbury	$66,404	16.46%	$32,280	8.0%	n/a	—
Bank	56,425	13.87	32,539	8.0	$40,674	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,340	15.20	16,140	4.0	n/a	—
Bank	51,361	12.63	16,270	4.0	24,405	6.0
Tier 1 Capital (to average assets)
Salisbury	61,340	10.65	23,035	4.0	n/a	—
Bank	51,361	8.96	22,938	4.0	28,673	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended March 31, 2014 was 1.00%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

Three months ended March 31, (in thousands)	2014	2013
Service cost	$—	$—
Interest cost on benefit obligation	67	66
Expected return on plan assets	(75)	(67)
Amortization of net loss	(4)	—
Settlements and curtailments	—	—
Net periodic benefit cost	$(12)	$(1)

Salisbury’s 401(k) Plan expense was $164,000 and $83,000, respectively, for the three month periods ended March 31, 2014 and 2013. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $13,000 and $11,000 for the three month periods ended March 31, 2014 and 2013, respectively.

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

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees, ("Executive" or "Executives"), who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section.

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

On January 3, 2014, Salisbury granted a total of 3,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to two (2) additional employees, including 2,000 shares to one Named Executive Officer, Donald E. White, Chief Financial Officer.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income is as follows:

At March 31, (in thousands)	2014	2013
Unrealized gains on securities available-for-sale, net of tax	$1,595	$2,671
Unrecognized pension plan benefit (expense), net of tax	610	(469)
Accumulated other comprehensive (loss) income, net	$2,205	$2,202

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

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with ASC 820-10, Salisbury groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury’s market assumptions. These two types of inputs have created the following fair value hierarchy.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the quarter ended March 31, 2014.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
March 31, 2014
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,642	$—	$2,642
U.S. Government agency notes	—	2,571	—	2,571
Municipal bonds	—	40,646	—	40,646
Mortgage-backed securities:
U.S. Government agencies	—	32,436	—	32,436
Collateralized mortgage obligations:
U.S. Government agencies	—	3,345	—	3,345
Non-agency	—	8,021	—	8,021
SBA bonds	—	2,026	—	2,026
Preferred stocks	988	—	—	988
Securities available-for-sale	$988	$91,687	$—	$92,675
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$9,786	$9,786
Other real estate owned	—	—	377	377
December 31, 2013
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,657	$—	$2,657
U.S. Government agency notes	—	2,590	—	2,590
Municipal bonds	—	40,437	—	40,437
Mortgage-backed securities:
U.S. Government agencies	—	33,892	—	33,892
Collateralized mortgage obligations:
U.S. Government agencies	—	3,580	—	3,580
Non-agency	—	8,308	—	8,308
SBA bonds	—	2,230	—	2,230
Preferred stocks	797	—	—	797
Securities available-for-sale	$797	$93,694	$—	$94,491
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$9,782	$9,782
Other real estate owned	—	—	377	377

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(in thousands)	value	fair value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets
Cash and due from banks	$9,404	$9,404	$9,404	$—	$—
Securities available-for-sale	92,675	92,675	988	91,687	—
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	120	121	—	—	121
Loans receivable, net	446,518	442,073	—	—	442,073
Accrued interest receivable	1,804	1,804	—	—	1,804
Financial Liabilities
Demand (non-interest-bearing)	$80,935	$80,935	$—	$—	$80,935
Demand (interest-bearing)	79,330	79,330	—	—	79,330
Money market	123,898	123,898	—	—	123,898
Savings and other	112,306	112,306	—	—	112,306
Certificates of deposit	81,043	81,522	—	—	81,522
Deposits	477,512	477,991	—	—	477,991
FHLBB advances	30,017	32,430	—	—	32,430
Repurchase agreements	2,643	2,643	—	—	2,643
Capital lease liability	425	425	425	—	—
Accrued interest payable	141	141	—	—	141
December 31, 2013
Financial Assets
Cash and due from banks	$12,711	$12,711	$12,711	$—	$—
Interest-bearing time deposits with other banks	738	738	—	—	738
Securities available-for-sale	94,491	94,491	797	93,694	—
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	173	175	—	—	175
Loans receivable, net	438,178	430,645	—	—	430,645
Accrued interest receivable	1,760	1,760	—	—	1,760
Financial Liabilities
Demand (non-interest-bearing)	$84,677	$84,677	$—	$—	$84,677
Demand (interest-bearing)	81,932	81,932	—	—	81,932
Money market	120,550	120,550	—	—	120,550
Savings and other	107,171	107,171	—	—	107,171
Certificates of deposit	83,039	83,520	—	—	83,520
Deposits	477,369	477,850	—	—	477,850
FHLBB advances	30,411	33,034	—	—	33,034
Repurchase agreements	2,554	2,554	—	—	2,554
Capital lease liability	425	425	425	—	—
Accrued interest payable	140	140	—	—	140

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2013.

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from full-service offices in the towns of: Canaan, Lakeville, Salisbury and Sharon, Connecticut; South Egremont and Sheffield, Massachusetts; and, Dover Plains and Millerton, New York. The Bank conducts its trust and wealth advisory services from offices in Lakeville, Connecticut. The Bank opened a new branch in Great Barrington, Massachusetts on May 5, 2014. In addition, in January, 2014 the Bank signed an agreement to acquire a branch office and related deposits from another institution in Sharon, Connecticut and expects to consolidate its existing Sharon office with such new branch. Regulatory approvals for the transaction have been received and consummation of the transaction is expected to occur in June, 2014. On March 19, 2014, Salisbury announced the execution of a definitive merger agreement with Riverside Bank of Poughkeepsie, NY through which, following the satisfaction of normal closing conditions, including the receipt of regulatory and shareholder approvals, Riverside Bank will merge with and into the Bank.

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

FINANCIAL CONDITION

Overview

As discussed above, during the first calendar quarter of 2014, Salisbury took strategic initiatives to provide for future growth in each of the three states in which it operates. The new branch in Great Barrington, MA opened May 5, 2014. The agreement to acquire the Sharon, CT branch of Union Savings Bank and consolidate the Bank’s existing Salisbury branch in Sharon, CT with such branch is also expected to be consummated in mid-year 2014. Finally, the announced agreement and plan of merger with Riverside Bank of Poughkeepsie, NY will add four (4) new offices to Salisbury’s New York footprint upon consummation, which is expected to be in the fourth calendar quarter of 2014. Total assets were $589.8 million at March 31, 2014, up $2.7 million from December 31, 2013. Loans receivable, net, were $446.5 million at March 31, 2014, up $8.3 million, or 1.9%, from December 31, 2013. Non-performing assets were $8.5 million at March 31, 2014, up $1.0 million from $7.5 million at December 31, 2013. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.09%, 1.06% and 1.14%, at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Deposits were $477.5 million, up $0.1 million from $477.4 million at December 31, 2013.

At March 31, 2014, book value and tangible book value per common share were $33.90 and $27.85, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 10.65% and 16.42%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

Year-to-date 2014, securities decreased $1.8 million to $98.0 million as we continue to redeploy cash flow from the investment portfolio into loans. FHLBB advances decreased $0.4 million, while cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $3.3 million to $9.4 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2014.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury does not intend to sell these securities and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive income at March 31, 2014 included net unrealized holding gains, net of tax, of $1.6 million, an increase of $1.2 million over December 2013, and unrecognized pension plan benefit, net of tax, of $0.6 million.

Loans

Net loans receivable increased $8.3 million to $446.5 million at March 31, 2014, compared with $438.2 million at December 31, 2013.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Residential 1-4 family	$236,608	$231,113
Residential 5+ multifamily	4,804	4,848
Construction of residential 1-4 family	2,044	1,876
Home equity credit	33,941	34,139
Residential real estate	277,397	271,976
Commercial	95,514	91,853
Construction of commercial	10,230	10,948
Commercial real estate	105,744	102,801
Farm land	3,368	3,402
Vacant land	9,038	9,067
Real estate secured	395,547	387,246
Commercial and industrial	47,030	46,292
Municipal	4,016	4,252
Consumer	3,633	3,889
Loans receivable, gross	450,226	441,679
Deferred loan origination fees and costs, net	1,186	1,182
Allowance for loan losses	(4,894)	(4,683)
Loans receivable, net	$446,518	$438,178
Loans held-for-sale
Residential 1-4 family	$120	$173

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During the first three months of 2014, non-performing assets increased $1.0 million, however, the amount of total impaired and potential problem loans decreased $0.2 million.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2014
Residential 1-4 family	$218,660	$11,854	$5,999	$95	$—	$236,608
Residential 5+ multifamily	2,639	1,190	975	—	—	4,804
Construction of residential 1-4 family	2,044	—	—	—	—	2,044
Home equity credit	31,288	1,269	1,384	—	—	33,941
Residential real estate	254,631	14,313	8,358	95	—	277,397
Commercial	71,538	15,897	8,079	—	—	95,514
Construction of commercial	9,214	429	587	—	—	10,230
Commercial real estate	80,752	16,326	8,666	—	—	105,744
Farm land	836	1,408	1,124	—	—	3,368
Vacant land	5,618	258	3,162	—	—	9,038
Real estate secured	341,837	32,305	21,310	95	—	395,547
Commercial and industrial	37,900	8,198	932	—	—	47,030
Municipal	4,016	—	—	—	—	4,016
Consumer	3,500	100	33	—	—	3,633
Loans receivable, gross	$387,253	$40,603	$22,275	$95	$—	$450,226

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679

Changes in impaired and potential problem loans are as follows:

	March 31, 2014				March 31, 2013
	Impaired loans		Potential		Impaired loans		Potential
Three months ended	Non-		problem		Non-		problem
(in thousands)	accrual	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$1,749	$(444)	$(589)	$716	$1,016	$—	$(281)	$735
Loans restored to accrual status	—	—	—	—	(571)	54	143	(374)
Loan risk rating downgrades to substandard	—	—	266	266	—	—	2,678	2,678
Loan risk rating upgrades from substandard	—	—	—	—	—	—	—	—
Loan repayments	(732)	(72)	(415)	(1,219)	(1,206)	652	(932)	(1,486)
Loan charge-offs	(121)	70	—	(51)	(41)	19	(4)	(26)
Increase (decrease) in TDR loans	—	298	(250)	48	—	48	—	48
Real estate acquired in settlement of loans	—	—	—	—	(835)	(736)	—	(1,571)
Inter-month tax advances	55	(4)	—	51	—	—	—	—
Increase (decrease) in loans	$951	$(152)	$(988)	$(189)	$(1,637)	$37	$1,604	$4

 For year-to-date 2014, Salisbury has placed $1.8 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $134,000 of loans primarily as a result of collateral deficiencies.

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

•	Loans risk rated as "special mention" possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
•	Loans risk rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on the sale of collateral or other secondary sources of collection.
•	Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans, excluding troubled debt restructured loans	$5,989	$5,419
Non-accrual troubled debt restructured loans	2,134	1,753
Accruing troubled debt restructured loans	8,348	8,500
Total impaired loans	$16,471	$15,672
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $1.0 million to $8.5 million, or 1.5% of assets at March 31, 2014, from $7.5 million, or 1.3% of assets at December 31, 2013, and decreased $0.8 million from $9.3 million, or 1.6% of assets at March 31, 2013.

The 13% increase in non-performing assets in the first three months of 2014 resulted primarily from $1.8 million of loans placed on non-accrual status. This increase was offset in part by $0.7 million in payoffs and repayments and $0.1 million charged off.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Residential 1-4 family	$2,316	$1,525
Home equity credit	446	402
Commercial	1,977	1,857
Farm land	384	384
Vacant land	2,870	2,870
Real estate secured	7,993	7,038
Commercial and industrial	108	134
Consumer	22	—
Non-accruing loans	8,123	7,172
Accruing loans past due 90 days and over	26	—
Non-performing loans	8,149	7,172
Real estate acquired in settlement of loans	377	377
Non-performing assets	$8,526	$7,549

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Current	$1,829	$1,274
Past due 001-029 days	304	241
Past due 030-059 days	33	134
Past due 060-089 days	18	254
Past due 090-179 days	1,130	588
Past due 180 days and over	4,835	4,681
Total non-performing loans	$8,149	$7,172

At March 31, 2014, 22.44% of non-performing loans were current with respect to loan payments, compared with 17.76% at December 31, 2013. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.2 million during 2014 to $10.5 million, or 2.33% of gross loans receivable at March 31, 2014, from $10.3 million, or 2.32% of gross loans receivable at December 31, 2013.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Residential 1-4 family	$4,622	$4,956
Home equity credit	48	48
Personal	—	22
Vacant land	223	225
Commercial	2,923	2,691
Real estate secured	7,816	7,942
Commercial and industrial	532	558
Accruing troubled debt restructured loans	8,348	8,500
Residential 1-4 family	1,324	999
Home equity credit	88	40
Commercial	598	608
Vacant land	22	—
Real estate secured	2,032	1,647
Commercial and industrial	102	106
Non-accrual troubled debt restructured loans	2,134	1,753
Troubled debt restructured loans	$10,482	$10,253

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Current	$6,829	$6,559
Past due 1-29 days	1,519	1,490
Past due 30-59 days	—	95
Past due 60-89 days	—	356
Accruing troubled debt restructured loans	8,348	8,500
Current	1,075	999
Past due 1-29 days	235	241
Past due 30-59 days	—	64
Past due 60-89 days	—	—
Past due 90-179 days	376	449
Past due 180 days and over	448	—
Non-accrual troubled debt restructured loans	2,134	1,753
Total troubled debt restructured loans	$10,482	$10,253

At March 31, 2014, 75.40% of troubled debt restructured loans were current with respect to loan payments, as compared with 73.72% at December 31, 2013.

Past Due Loans

Loans past due 30 days or more decreased $1.0 million during 2014 to $10.0 million, or 2.23% of gross loans receivable at March 31, 2014, compared with $11.0 million, or 2.50% of gross loans receivable at December 31, 2013.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Past due 030-059 days	$2,570	$2,535
Past due 060-089 days	1,451	2,840
Past due 090-179 days	26	—
Accruing loans	4,047	5,375
Past due 030-059 days	33	133
Past due 060-089 days	18	254
Past due 090-179 days	1,104	588
Past due 180 days and over	4,835	4,681
Non-accrual loans	5,990	5,656
Total loans past due 30 days or greater	$10,037	$11,031

Potential Problem Loans

Potential problem loans decreased $1.0 million during the three months of 2014 to $8.1 million, or 1.81% of gross loans receivable at March 31, 2014, compared with $9.1 million, or 2.06% of gross loans receivable at December 31, 2013.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Residential 1-4 family	$1,063	$1,528
Residential 5+ multifamily	975	975
Construction of residential 1-4 family	—	—
Home equity credit	890	890
Residential real estate	2,928	3,393
Commercial	3,638	4,036
Construction of commercial	450	589
Commercial real estate	4,088	4,625
Farm land	740	751
Vacant land	70	44
Real estate secured	7,826	8,813
Commercial and industrial	291	288
Consumer	11	15
Other classified loans receivable	$8,128	$9,116

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Current	$6,835	$7,646
Past due 001-029 days	531	189
Past due 030-059 days	502	298
Past due 060-089 days	234	983
Past due 090-179 days	26	—
Total potential problem loans	$8,128	$9,116

At March 31, 2014, 84.09% of potential problem loans were current with respect to loan payments, as compared with 83.87% at December 31, 2013.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $0.1 million during first quarter 2014 to $477.5 million, from $477.4 million at December 31, 2013, and decreased $10.3 million year-over-year from $487.8 million at March 31, 2013. Retail repurchase agreements increased $0.1 million during first quarter 2014 to $2.6 million, compared with $2.5 million at December 31, 2013, and increased $0.3 million for year-over-year compared with $2.3 million at March 31, 2013.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during first quarter 2014 to $30.0 million at March 31, 2014, from $30.4 million at December 31, 2013, and decreased $1.6 million for year-over-year from $31.6 million at March 31, 2013. The decreases were due to amortizing payments of advances and maturities of advances that were not renewed.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At March 31, 2014, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 15.90%, down from 16.33% at December 31, 2013. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2014 provided net cash of $2.5 million. Investing activities utilized net cash of $5.1 million, principally from $8.7 million of net loan originations and principal collections, offset by proceeds of $3.5 million from calls and maturities of securities available-for-sale. Financing activities utilized net cash of $0.7 million, principally due to pay downs of FHLBB advances of $0.4 million and common and preferred stock dividends paid totaling $0.5 million, offset by a net increase of $0.2 million in deposits and repurchase agreements.

At March 31, 2014, Salisbury had outstanding commitments to fund new loan originations of $9.7 million and unused lines of credit of $53.6 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2014 and 2013

OVERVIEW

Net income available to common shareholders was $505,000, or $0.29 per common share, for the first quarter ended March 31, 2014 (first quarter 2014), compared with $940,000, or $0.55 per common share, for the fourth quarter ended December 31, 2013 (fourth quarter 2013), and $900,000, or $0.53 per common share, for the first quarter ended March 31, 2013 (first quarter 2013).

•	Earnings per common share of $0.29 decreased $0.26 versus fourth quarter 2013, and decreased $0.24, versus first quarter 2013.
•	Earnings per share excluding certain one-time expenses related to strategic initiatives of $287,000, (after tax) or $0.17 per share, would have been $0.46 per share for the quarter.
•	Excluding certain one-time expenses of $287,000 and $202,000 (after taxes) substantially related to professional fees which were incurred in conjunction with strategic initiatives as discussed above during the first quarter 2014 and fourth quarter 2013, respectively:
o	Earnings per common share of $0.46 decreased $0.21 versus fourth quarter 2013, and decreased $0.07, versus first quarter 2013.
o	Net income decreased $344,000, or 29%, versus fourth quarter 2013 and decreased $102,000 versus first quarter 2013.
o	Non-interest expense increased $65,000, or 1%, versus fourth quarter 2013 and increased $105,000 versus first quarter 2013.
•	The net interest margin increased 1 basis point versus fourth quarter 2013 and increased 18 basis points versus first quarter 2013 at 3.54%.
•	Net loans receivable increased $8.3 million or 2% during the first calendar quarter of 2014 to $446.5 million, which reflected an increase of $40.2 million or 10% from the end of the first quarter of 2013.
•	The provision for loan losses was $337,000, versus $190,000 for fourth quarter 2013 and $396,000 for first quarter 2013. Net loan charge-offs were $127,000, versus $163,000 for fourth quarter 2013 and $70,000 for first quarter 2013.
•	Tax equivalent net interest income decreased $11,000, or 0.2%, versus fourth quarter 2013, and increased $201,000, or 4.1%, versus first quarter 2013.

Net Interest Income

Tax equivalent net interest income for first quarter 2014 increased $201,000, or 4.1%, versus first quarter 2013. Average total interest bearing deposits decreased $0.6 million versus first quarter 2013. Average earning assets decreased $5.6 million versus first quarter 2013. The net interest margin increased 18 basis points versus first quarter 2013 at 3.54%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Loans (a)(d)	$448,333	$403,033	$4,698	$4,485	4.20%	4.46%
Securities (c)(d)	92,291	118,410	1,053	1,199	4.57	4.05
FHLBB stock	5,340	5,652	20	5	1.52	0.38
Short term funds (b)	2,978	27,447	1	17	0.20	0.25
Total interest-earning assets	548,942	554,542	5,772	5,706	4.21	4.12
Other assets	38,165	40,320
Total assets	$587,107	$594,862
Interest-bearing demand deposits	$80,259	$66,689	67	69	0.34	0.42
Money market accounts	123,199	128,691	66	87	0.22	0.27
Savings and other	108,788	105,934	46	52	0.17	0.20
Certificates of deposit	81,151	92,696	172	282	0.83	1.23
Total interest-bearing deposits	393,397	394,010	351	490	0.36	0.50
Repurchase agreements	2,501	1,856	1	1	0.15	0.23
Capital lease	425	—	18	—	16.49	—
FHLBB advances	32,083	31,709	298	312	3.72	3.93
Total interest-bearing liabilities	428,406	427,575	668	803	0.63	0.76
Demand deposits	78,868	87,923
Other liabilities	5,858	6,876
Shareholders’ equity	73,975	72,488
Total liabilities & shareholders’ equity	$587,107	$594,862
Net interest income			$5,104	$4,903
Spread on interest-bearing funds					3.58	3.36
Net interest margin (e)					3.72	3.54
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $329,000 and $300,000, respectively for 2014 and 2013 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2014 versus 2013
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$489	$(276)	$213
Securities	(281)	135	(146)
FHLBB stock	(1)	16	15
Short term funds	(12)	(4)	(16)
Total	195	(129)	66
Interest-bearing liabilities
Deposits	(19)	(120)	(139)
Repurchase agreements	—	—	—
Capital lease	9	9	18
FHLBB advances	4	(18)	(14)
Total	(6)	(129)	(135)
Net change in net interest income	$201	$—	$201

Interest Income

Tax equivalent interest income increased $66,000 to $5.8 million for first quarter 2014 as compared with first quarter 2013.

Loan income increased $213,000, or 4.7%, primarily due to a $45.3 million, or 11.2%, increase in average loans, partially offset by a 26 basis point decrease in the average loan yield.

Tax equivalent securities income decreased $146,000, or 12.2%, for first quarter 2014 as compared with first quarter 2013, primarily due to a $26.1 million, or 22.1%, decrease in average volume due to calls and prepayments of mortgage backed securities, and partially offset by a 52 basis point increase in average yield.

Interest Expense

Interest expense decreased $135,000, or 16.8%, to $0.7 million for first quarter 2014 as compared with first quarter 2013.

Interest on deposit accounts and retail repurchase agreements decreased $139,000, or 28.3%, as a result of lower average rates, down 14 basis points on deposits and 8 basis points on repurchase agreements and a $0.6 million, or 0.2%, decrease in the average balance of deposits. The lower average rate resulted from the effect of currently lower market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $14,000 as a result of the average borrowing rate decrease of 21 basis points as compared with first quarter 2013, offset partially by higher average borrowings, up $0.4 million.

Provision and Allowance for Loan Losses

The provision for loan losses was $337,000 for first quarter 2014, compared with $396,000 for first quarter 2013. Net loan charge-offs were $134,000 and $73,000, for the respective quarters. The following table sets forth changes in the provision for loan losses:

Three months ended March 31, (dollars in thousands)	2014	2013
Balance, beginning of period	$4,683	$4,360
Provision for loan losses	337	396
Charge-offs
Real estate mortgages	(125)	(56)
Commercial and industrial	(1)	(4)
Consumer	(8)	(13)
Total charge-offs	(134)	(73)
Recoveries
Real estate mortgages	2	—
Commercial and industrial	—	—
Consumer	6	3
Total recoveries	8	3
Net charge-offs	(126)	(70)
Balance, end of period	$4,894	$4,686
Loans receivable, gross	$450,226	$441,679
Non-performing loans	8,149	8,587
Accruing loans past due 30-89 days	4,021	4,718
Ratio of allowance for loan losses:
to loans receivable, gross	1.09%	1.14%
to non-performing loans	60.06	54.59
Ratio of non-performing loans to loans receivable, gross	1.81	2.09
Ratio of accruing loans past due 30-89 days to loans receivable, gross	0.89	1.15

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, decreased to 1.09% at March 31, 2014 compared to 1.14% March 31, 2013.

During the first quarter of 2013, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) at $8.1 million, improved slightly at 1.81% of gross loans receivable at March 31, 2014 compared to 2.09% at March 31, 2013. Accruing loans past due 30-89 days decreased $0.7 million to $4.0 million, or 0.89% of gross loans receivable from 1.15% at March 31, 2013. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
March 31, 2014 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$425,540	$2,900	$87	$23	$425,627	$2,923
Potential problem loans	7,949	250	179	19	8,128	269
Impaired loans	—	—	16,471	1,129	16,471	1,129
Unallocated allowance	—	573	—	—	—	573
Totals	$433,489	$3,723	$16,737	$1,171	$450,226	$4,894
	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2013 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$416,734	$2,835	$157	$69	$416,891	$2,904
Potential problem loans	8,687	282	429	19	9,116	301
Impaired loans	—	—	15,672	1,053	15,672	1,053
Unallocated allowance	—	425	—	—	—	425
Totals	$425,421	$3,542	$16,258	$1,141	$441,679	$4,683

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended March 31, 2014.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2014.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2014	2013	2014 vs. 2013
Trust and wealth advisory fees	$779	$725	$54	7.44%
Service charges and fees	542	516	26	5.04
Gains on sales of mortgage loans, net	11	279	(268)	(96.06)
Mortgage servicing, net	28	26	2	7.69
Other	78	79	(1)	(1.27)
Total non-interest income	$1,438	$1,625	$(187)	(11.51)%

Non-interest income decreased $187,000, or 11.5%, in 2014 versus 2013. Trust and Wealth Advisory revenues increased $54,000 versus first quarter 2013. The year-over-year revenue increase is the result of growth in managed assets, partially offset by lower estate fees collected in first quarter 2014. Service charges and fees increased $26,000 versus first quarter 2013. Income from sales and servicing of mortgage loans decreased $268,000 versus first quarter 2013 due to lower volume of residential mortgage loan sales. First quarter 2014 mortgage loans sales totaled $0.5 million versus $8.7 million for first quarter 2013. First quarter 2014 and first quarter 2013 included mortgage servicing valuation impairment benefits of $11,000 and $33,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2014	2013	2014 vs. 2013
Salaries	$1,844	$1,750	$94	5.37%
Employee benefits	741	685	56	8.18
Premises and equipment	673	583	90	15.44
Data processing	399	419	(20)	(4.77)
Professional fees	619	380	239	62.89
Collections and OREO	135	157	(22)	(14.01)
FDIC insurance	98	125	(27)	(21.60)
Marketing and community support	113	122	(9)	(7.38)
Amortization of intangible assets	56	56	—	—
Other	432	428	4	0.93
Non-interest expense	$5,110	$4,705	$405	8.61%

Non-interest expense for first quarter 2014 increased $405,000 versus first quarter 2013. Total compensation increased $150,000; mainly attributable to a reduction of deferred loan origination compensation as a result of lower mortgage volume, and increases in benefit plan expenses.

Premises and equipment increased $90,000 versus first quarter 2013. The increase in expense was related to the addition of a branch facility in Great Barrington, Massachusetts, technology upgrades and seasonally increased fuel and utility costs.

Data processing decreased $20,000 versus first quarter 2013 mainly due to a change in tax preparation accruals for trust accounts.

Professional fees increased $239,000 versus first quarter 2013. The increase was due to consulting and legal expenses related to strategic initiatives.

Collections and OREO expenses decreased $22,000 versus first quarter 2013 due to lower legal collection and foreclosure fees.

Income Taxes

The effective income tax rates for first quarter 2014 and first quarter 2013 were 28% and 17%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The first quarter 2014 results include certain one-time expenses related to strategic initiatives.  These expenses, for tax purposes, are non-deductible and contribute to the increase in the effective tax rate for the quarter.  (Excluding these expenses the effective tax rate for the quarter would have been 14.30%). Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

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

CAPITAL RESOURCES

Shareholders’ equity was $74.0 million at March 31, 2014, up $1.2 million from December 31, 2013. Book value and tangible book value per common share were $33.90 and $27.85, respectively, compared with $33.21 and $27.12, respectively, at December 31, 2013. Contributing to the increase in shareholders’ equity for year-to-date 2014 was net income of $0.5 million and other comprehensive income of $1.2 million, partially offset by common and preferred stock dividends of $0.5 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $1.6 million and unrecognized pension plan benefits, net of tax, of $0.6 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2013 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

On February 8, 2013, Salisbury granted a total of 19,600 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 22 employees, including 5,000 shares to one Named Executive Officer, Richard J. Cantele, Jr., President and Chief Executive Officer.

On January 3, 2014, Salisbury granted a total of 3,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to 2 additional employees, including 2,000 shares to one Named Executive Officer, Donald E. White, Chief Financial Officer.

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

	Well	March 31, 2014		December 31, 2013
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.42%	13.80%	16.46%	13.87%
Tier 1 Capital (to risk-weighted assets)	6.00	15.10	12.49	15.20	12.63
Tier 1 Capital (to average assets)	5.00	10.65	8.88	10.65	8.96

To be considered a well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action Regulations issued by the FDIC and the FRB, an institution must maintain a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and must not be subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury’s and the Bank’s safety and soundness.

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

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2015 and phased-in over a multiple year period through 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. Salisbury and the Bank are in the process of assessing the impact from these new regulatory requirements, and while management cannot be certain of the impact, management believes that Salisbury and the Bank will exceed the new requirements of adequately capitalized plus the capital conservation buffer, once they become effective.

Dividends

During the three month period ended March 31, 2014 Salisbury paid $46,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $479,000 in common stock dividends.

On April 25, 2014, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 30, 2014 to shareholders of record on May 9, 2014. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

In connection with the proposed merger with Riverside Bank, Salisbury will file with the SEC a Registration Statement on Form S-4 that will include a proxy statement of Salisbury and Riverside Bank and a prospectus of Salisbury, as well as other relevant documents concerning the proposed transaction. SHAREHOLDERS OF SALISBURY AND RIVERSIDE BANK ARE URGED TO READ CAREFULLY THE REGISTRATION STATEMENT AND JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION IN ITS ENTIRETY WHEN IT BECOMES AVAILABLE AND ANY OTHER DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors and shareholders of Salisbury and Riverside Bank will be able to obtain a free copy of the joint proxy statement/prospectus (when available) containing information about Salisbury and Riverside Bank, as well as other filings containing information about Salisbury, at the SEC’s website at www.sec.gov. The joint proxy statement/prospectus (when available) and the other filings may also be obtained free of charge at Salisbury’s website at www.salisburybank.com.

PARTICIPANTS IN THE SOLICITATION OF PROXIES

Salisbury and Riverside Bank and certain of their respective directors, executive officers and other members of management and employees, under the SEC’s rules, may be deemed to be “participants” in the solicitation of proxies from the shareholders of Salisbury and Riverside Bank in connection with the proposed merger and related matters. Information regarding the directors and executive officers of Salisbury and their ownership of Salisbury common stock is set forth in the proxy statement for Salisbury's 2013 annual meeting of shareholders, as filed with the SEC on Schedule 14A on April 30, 2013. Information regarding the directors and executive officers of Riverside Bank and their ownership of Riverside Bank common stock, and additional information regarding the interests of the Salisbury and Riverside Bank participants, may be obtained by reading the joint proxy statement/prospectus when it becomes available. Free copies of this document may be obtained as described in the preceding paragraph.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2014 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2014 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 111 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 150 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2014, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2014:

As of March 31, 2014	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(13.40)%	(5.06)%
Immediately falling interest rates (static growth assumptions)	(0.51)	(3.13)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(4.10)	(10.03)

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

As of March 31, 2014 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(64)	$(125)
U.S. Government agency notes	(62)	(206)
Municipal bonds	(2,238)	(4,548)
Mortgage-backed securities	(1,120)	(2,274)
Collateralized mortgage obligations	(291)	(613)
SBA pools	(7)	(13)
Total available-for-sale debt securities	$(3,782)	$(7,779)

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2014.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS
Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).

10.14	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 28, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 13, 2014	by:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 13, 2014	by:	/s/ Donald E. White
Donald E. White
Executive Vice President and Chief Financial Officer

