Form 10-Q
period 2014-06-30
SALISBURY BANCORP INC
filed 2014-08-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☑

The number of shares of Common Stock outstanding as of August 14, 2014 is 1,713,281.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$8,213	$5,926
Interest bearing demand deposits with other banks	26,695	6,785
Total cash and cash equivalents	34,908	12,711
Interest-bearing time deposits with other banks	—	738
Securities
Available-for-sale at fair value	88,456	94,491
Federal Home Loan Bank of Boston stock at cost	4,428	5,340
Loans held-for-sale	—	173
Loans receivable, net (allowance for loan losses: $5,102 and $4,683)	456,627	438,178
Other real estate owned	377	377
Bank premises and equipment, net	13,013	11,611
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $2,085 and $1,967)	946	576
Accrued interest receivable	1,733	1,760
Cash surrender value of life insurance policies	7,641	7,529
Deferred taxes	—	260
Other assets	3,518	3,536
Total Assets	$621,476	$587,109
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$93,768	$84,677
Demand (interest bearing)	83,631	81,932
Money market	125,732	120,550
Savings and other	117,890	107,171
Certificates of deposit	86,340	83,039
Total deposits	507,361	477,369
Repurchase agreements	4,344	2,554
Federal Home Loan Bank of Boston advances	29,619	30,411
Capital lease liability	425	425
Deferred taxes	539	—
Accrued interest and other liabilities	4,188	3,560
Total Liabilities	546,476	514,319
Commitments and contingencies
Shareholders' Equity
Preferred stock - $.01 per share par value	16,000	16,000
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share
Common stock - $.10 per share par value	171	171
Authorized: 3,000,000;
Issued: 1,713,281 and 1,710,121
Unearned compensation - restricted stock awards	(296)	(335)
Paid-in capital	13,764	13,668
Retained earnings	42,712	42,240
Accumulated other comprehensive income, net	2,649	1,046
Total Shareholders' Equity	75,000	72,790
Total Liabilities and Shareholders' Equity	$621,476	$587,109

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Periods ended June 30,	Three months ended		Six months ended
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$4,731	$4,470	$9,327	$8,898
Interest on debt securities
Taxable	365	468	745	941
Tax exempt	432	478	878	966
Other interest and dividends	24	18	45	36
Total interest and dividend income	5,552	5,434	10,995	10,841
Interest expense
Deposits	349	488	700	978
Repurchase agreements	1	1	2	2
Capital lease	—	—	18	—
Federal Home Loan Bank of Boston advances	297	312	595	624
Total interest expense	647	801	1,315	1,604
Net interest income	4,905	4,633	9,680	9,237
Provision for loan losses	314	240	651	636
Net interest and dividend income after provision for loan losses	4,591	4,393	9,029	8,601
Non-interest income
Trust and wealth advisory	939	824	1,718	1,549
Service charges and fees	626	575	1,168	1,092
Gains on sales of mortgage loans, net	32	153	43	431
Mortgage servicing, net	11	8	39	34
Other	74	90	152	169
Total non-interest income	1,682	1,650	3,120	3,275
Non-interest expense
Salaries	1,951	1,835	3,795	3,585
Employee benefits	739	763	1,480	1,448
Premises and equipment	701	583	1,374	1,166
Data processing	435	367	834	787
Professional fees (1)	425	309	1,044	689
Collections and OREO	85	75	221	230
FDIC insurance	124	114	221	239
Marketing and community support	127	105	240	228
Amortization of intangibles	63	56	118	111
Other	418	403	851	833
Total non-interest expense	5,068	4,610	10,178	9,316
Income before income taxes	1,205	1,433	1,971	2,560
Income tax provision	239	289	454	476
Net income	$966	$1,144	$1,517	$2,084
Net income available to common shareholders	$926	$1,103	$1,431	$2,003

Basic earnings per common share	$0.54	$0.65	$0.83	$1.17
Diluted earnings per common share	0.54	0.65	0.83	1.17
Common dividends per share	0.28	0.28	0.56	0.56

(1) Includes one-time professional fees of $81,000 and $261,000 incurred in conjunction with the following strategic initiatives for the three and six month periods ended June 30, 2014: (i) the entering of an agreement to acquire the Sharon, CT branch office of Union Savings Bank and related branch deposits and the consolidation of an existing Salisbury branch office in Sharon, CT with such branch, which was consummated in June of 2014, and (ii) the execution of an agreement to merge Riverside Bank of Poughkeepsie, NY with and into Salisbury Bank, which agreement was announced March 19, 2014.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended		Six months ended
Three and six months ended June 30, (in thousands)	2014	2013	2014	2013
Net income	$966	$1,144	$1,517	$2,084
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	671	(2,146)	2,429	(2,502)
Reclassification of net realized gains in net income	—	—	—	—
Unrealized gains (losses) on securities available-for-sale	671	(2,146)	2,429	(2,502)
Income tax (expense) benefit	(228)	730	(826)	851
Unrealized gains (losses) on securities available-for-sale, net of tax	443	(1,416)	1,603	(1,651)
Change in unrecognized pension plan costs	—	—	—	—
Income tax (benefit) expense	—	—	—	—
Pension plan income (loss), net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	443	(1,416)	1,603	(1,651)
Comprehensive income (loss)	$1,409	$(272)	$3,120	$433

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

						Unearned
						compensation-	Accumulated	Total
						restricted	other comp-	share-
	Common Stock		Preferred	Paid-in	Retained	stock	rehensive	holders’
(dollars in thousands)	Shares	Amount	stock	capital	earnings	awards	income	equity
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$—	$2,437	$71,997
Net income	—	—	—	—	2,084	—	—	2,084
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,651)	(1,651)
Common stock dividends declared	—	—	—	—	(957)	—	—	(957)
Preferred stock dividends declared	—	—	—	—	(81)	—	—	(81)
Issuance of restricted common stock	19,600	2	—	488	—	(490)	—	—
Forfeiture of restricted common stock	(500)	—		(12)		12	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	63	—	63
Issuance of common stock for director fees	1,330	—	—	34	—	—	—	34
Balances at June 30, 2013	1,710,121	$171	$16,000	$13,668	$41,279	$(415)	$786	$71,489
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income	—	—	—	—	1,517	—	—	1,517
Other comprehensive income, net of tax	—	—	—	—	—	—	1,603	1,603
Common stock dividends declared	—	—	—	—	(959)	—	—	(959)
Preferred stock dividends declared	—	—	—	—	(86)	—	—	(86)
Issuance of restricted common stock	3,000	—	—	81	—	(81)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	70	—	70
Issuance of common stock for director fees	2,160	—	—	65	—	—	—	65
Balances at June 30, 2014	1,713,281	$171	$16,000	$13,764	$42,712	$(296)	$2,649	$75,000

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands) unaudited	2014	2013
Operating Activities
Net income	$1,517	$2,084
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) and depreciation
Securities	110	262
Bank premises and equipment	464	428
Decrease core deposit intangible	118	111
Mortgage servicing rights	165	197
Fair value adjustment on loans	13	16
Fair value adjustment on deposits	(4)	—
(Gains) and losses
Gain on sale of loans	(22)	(285)
Other real estate owned	—	9
Loss on sale/disposals of premises and equipment	2	—
Provision for loan losses	651	636
Proceeds from loans sold	2,146	18,002
Loans originated for sale	(1,951)	(16,702)
Increase in deferred loan origination fees and costs, net	(61)	(96)
Mortgage servicing rights originated	(22)	(230)
Decrease in mortgage servicing rights impairment reserve	(14)	(34)
Decrease (increase) in interest receivable	27	(184)
Deferred tax benefit	(27)	(25)
Decrease in prepaid expenses	20	724
Increase in cash surrender value of life insurance policies	(112)	(121)
(Increase) decrease in income tax receivable	(88)	338
(Increase) decrease in other assets	(43)	36
(Decrease) increase in accrued expenses	(20)	168
Decrease in interest payable	(4)	(37)
Increase (decrease) in other liabilities	651	(362)
Issuance of shares for director fees	65	34
Issuance of shares of restricted stock	70	63
Net cash provided by operating activities	3,651	5,032
Investing Activities
Redemption of Federal Home Loan Bank stock	912	407
Sale (purchase) of interest-bearing time deposits with other banks	738	(4,233)
Proceeds from calls of securities available-for-sale	3,595	1,400
Proceeds from maturities of securities available-for-sale	4,759	15,514
Loan originations and principal collections, net	(19,022)	(30,090)
Recoveries of loans previously charged-off	33	10
Proceeds from sales of other real estate owned	—	1,353
Capital expenditures	(1,710)	(195)
Cash and cash equivalents acquired from Sharon, CT branch office of another institution	17,462	—
Net cash provided (utilized) by investing activities	6,767	(15,834)
Financing Activities
Increase in deposit transaction accounts, net	12,897	4,864
Decrease in time deposits, net	(1,071)	(4,040)
Increase in securities sold under agreements to repurchase, net	1,790	1,195
Principal payments on Federal Home Loan Bank of Boston advances	(792)	(793)
Common stock dividends paid	(959)	(957)
Preferred stock dividends paid	(86)	(81)
Net cash provided by financing activities	11,779	188
Net increase (decrease) in cash and cash equivalents	22,197	(10,614)
Cash and cash equivalents, beginning of period	12,711	43,574
Cash and cash equivalents, end of period	$34,908	$32,960
Cash paid during period
Interest	$1,319	$1,641
Income taxes	569	163
Non-cash transfers
Transfer from loans to other real estate owned	—	1,553
Sharon branch acquisition
Cash and cash equivalents acquired	17,462	—
Net loans acquired	63	—
Fixed assets acquired	158	—
Core deposit intangible	488	—
Deposits assumed	18,170	—
Accrued interest payable assumed	1	—

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2013 Annual Report on Form 10-K for the period ended December 31, 2013.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited; however, all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.”  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Earlier adoption is permitted.  ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter.  If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
June 30, 2014
Available-for-sale
U.S. Treasury notes	$2,497	$138	$—	$2,635
U.S. Government Agency notes	2,503	41	—	2,544
Municipal bonds	38,249	1,004	(445)	38,808
Mortgage-backed securities
U.S. Government Agencies	30,389	703	(13)	31,079
Collateralized mortgage obligations
U.S. Government Agencies	3,075	29	—	3,104
Non-agency	6,905	557	(19)	7,443
SBA bonds	1,729	129	—	1,858
Preferred stock	20	965	—	985
Total securities available-for-sale	$85,367	$3,566	$(477)	$88,456
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,428	$—	$—	$4,428

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2013
Available-for-sale
U.S. Treasury notes	$2,497	$160	$—	$2,657
U.S. Government Agency notes	2,507	83	—	2,590
Municipal bonds	41,775	782	(2,120)	40,437
Mortgage-backed securities
U.S. Government Agencies	33,522	442	(72)	33,892
Collateralized mortgage obligations
U.S. Government Agencies	3,545	35	—	3,580
Non-agency	7,923	401	(16)	8,308
SBA bonds	2,042	188	—	2,230
Preferred stock	20	777	—	797
Total securities available-for-sale	$93,831	$2,868	$(2,208)	$94,491
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury did not sell any securities available-for-sale during the six month periods ended June 30, 2014 and 2013.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (“OTTI”) has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	losses	value	losses	value	losses
June 30, 2014
Available-for-sale
Municipal bonds	$752	$2	$6,070	$443	$6,822	$445
Mortgage-backed securities	486	2	2,047	11	2,533	13
Collateralized mortgage obligations
Non-agency	—	—	178	4	178	4
Total temporarily impaired securities	1,238	4	8,295	458	9,533	462
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	286	15	—	—	286	15
Total temporarily and other-than-temporarily impaired securities	$1,524	$19	$8,295	$458	$9,819	$477

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2014.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are derived from U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at June 30, 2014.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006 to 2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at June 30, 2014.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2014, to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30 (in thousands)	2014	2013
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB continued to declare modest cash dividends through 2013. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2014. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition

of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Residential 1-4 family	$239,258	$231,113
Residential 5+ multifamily	4,866	4,848
Construction of residential 1-4 family	2,272	1,876
Home equity credit	34,438	34,139
Residential real estate	280,834	271,976
Commercial	95,523	91,853
Construction of commercial	14,352	10,948
Commercial real estate	109,875	102,801
Farm land	3,332	3,402
Vacant land	8,891	9,067
Real estate secured	402,932	387,246
Commercial and industrial	49,368	46,292
Municipal	4,421	4,252
Consumer	3,765	3,889
Loans receivable, gross	460,486	441,679
Deferred loan origination fees and costs, net	1,243	1,182
Allowance for loan losses	(5,102)	(4,683)
Loans receivable, net	$456,627	$438,178
Loans held-for-sale
Residential 1-4 family	$—	$173
11

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Residential 1-4 family	$221,887	$11,320	$5,957	$94	$—	$239,258
Residential 5+ multifamily	2,710	1,086	1,070	—	—	4,866
Construction of residential 1-4 family	2,272	—	—	—	—	2,272
Home equity credit	31,677	1,388	1,373	—	—	34,438
Residential real estate	258,546	13,794	8,400	94	—	280,834
Commercial	73,809	13,198	8,516	—	—	95,523
Construction of commercial	13,186	583	583	—	—	14,352
Commercial real estate	86,995	13,781	9,099	—	—	109,875
Farm land	828	1,387	1,117	—	—	3,332
Vacant land	5,479	254	3,158	—	—	8,891
Real estate secured	351,848	29,216	21,774	94	—	402,932
Commercial and industrial	41,283	7,172	913	—	—	49,368
Municipal	4,421	—	—	—	—	4,421
Consumer	3,647	88	30	—	—	3,765
Loans receivable, gross	$401,199	$36,476	$22,717	$94	$—	$460,486
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679

The composition of loans receivable by delinquency status is as follows:

		Past due
						180	30	Accruing 90
						days	days	days
		1-29	30-59	60-89	90-179	and	and	and	Non-
(in thousands)	Current	days	days	days	days	over	over	over	accrual
June 30, 2014
Residential 1-4 family	$232,521	$4,317	$287	$1,034	$868	$230	$2,419	$—	$2,495
Residential 5+ multifamily	4,771	—	—	—	95	—	95	—	—
Construction of residential 1-4 family	2,272	—	—	—	—	—	—	—	—
Home equity credit	33,100	273	761	162	44	99	1,066	—	485
Residential real estate	272,664	4,590	1,048	1,196	1,007	329	3,580	—	2,980
Commercial	92,816	1,413	53	—	—	1,241	1,294	—	1,892
Construction of commercial	14,014	205	—	—	133	—	133	—	133
Commercial real estate	106,830	1,618	53	—	133	1,241	1,427	—	2,025
Farm land	2,197	733	18	—	—	384	402	—	384
Vacant land	5,920	76	—	26	—	2,869	2,895	26	2,869
Real estate secured	387,611	7,017	1,119	1,222	1,140	4,823	8,304	26	8,258
Commercial and industrial	48,197	1,044	122	5	—	—	127	—	99
Municipal	4,421	—	—	—	—	—	—	—	—
Consumer	3,663	94	6	2	—	—	8	—	22
Loans receivable, gross	$443,892	$8,155	$1,247	$1,229	$1,140	$4,823	$8,439	$26	$8,379
December 31, 2013
Residential 1-4 family	$222,356	$3,853	$1,795	$2,622	$353	$134	$4,904	$—	$1,525
Residential 5+ multifamily	4,749	—	—	99	—	—	99	—	—
Construction of residential 1-4 family	1,876	—	—	—	—	—	—	—	—
Home equity credit	33,391	129	361	125	—	133	619	—	402
Residential real estate	262,372	3,982	2,156	2,846	353	267	5,622	—	1,927
Commercial	89,434	566	371	108	235	1,139	1,853	—	1,857
Construction of commercial	9,784	1,025	—	139	—	—	139	—	—
Commercial real estate	99,218	1,591	371	247	235	1,139	1,992	—	1,857
Farm land	2,995	23	—	—	—	384	384	—	384
Vacant land	6,058	139	—	—	—	2,870	2,870	—	2,870
Real estate secured	370,643	5,735	2,527	3,093	588	4,660	10,868	—	7,038
Commercial and industrial	45,897	262	112	—	—	21	133	—	134
Municipal	4,252	—	—	—	—	—	—	—	—
Consumer	3,746	113	29	1	—	—	30	—	—
Loans receivable, gross	$424,538	$6,110	$2,668	$3,094	$588	$4,681	$11,031	$—	$7,172

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	Three months ended June 30, 2014			Six months ended June 30, 2014
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	—	$—	$—	1	$30	$30
Commercial real estate	1	197	197	2	447	447
Home equity credit	1	24	24	2	72	72
Troubled debt restructurings	2	$221	$221	5	$549	$549
Interest only and term extension	—	$—	$—	1	$48	$48
Debt consolidation and term extension	1	197	197	2	447	447
Interest only	1	24	24	2	54	54
Troubled debt restructurings	2	$221	$221	5	$549	$549

Two loans were restructured during the quarter ended June 30, 2014 and both were current at June 30, 2014.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended June 30, 2014					Six months ended June 30, 2014
	Beginning	Provision	Charge-	Reco-	Ending	Beginning	Provision	Charge-	Reco-	Ending
(in thousands)	balance	(benefit)	offs	veries	balance	balance	(benefit)	offs	veries	balance
Residential	$1,930	$75	$(31)	$—	$1,974	$1,938	$137	$(103)	$2	$1,974
Commercial	1,491	132	(1)	—	1,622	1,385	289	(52)	—	1,622
Land	226	48	(90)	—	184	226	49	(91)	—	184
Real estate	3,647	255	(122)	—	3,780	3,549	475	(246)	2	3,780
Commercial and industrial	577	(6)	—	13	584	561	11	(1)	13	584
Municipal	40	4	—	—	44	43	1	—	—	44
Consumer	56	(10)	(7)	10	49	105	(56)	(18)	18	49
Unallocated	574	71		—	645	425	220			645
Totals	$4,894	$314	$(129)	$23	$5,102	$4,683	$651	$(265)	$33	$5,102

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2014
Residential 1-4 family	$233,203	$922	$6,055	$598	$239,258	$1,520
Residential 5+ multifamily	3,828	18	1,038	—	4,866	18
Construction of residential 1-4 family	2,272	12	—	—	2,272	12
Home equity credit	33,905	360	533	64	34,438	424
Residential real estate	273,208	1,312	7,626	662	280,834	1,974
Commercial	90,727	1,018	4,796	449	95,523	1,467
Construction of commercial	14,219	155	133	—	14,352	155
Commercial real estate	104,946	1,173	4,929	449	109,875	1,622
Farm land	2,948	61	384	—	3,332	61
Vacant land	5,801	63	3,090	60	8,891	123
Real estate secured	386,903	2,609	16,029	1,171	402,932	3,780
Commercial and industrial	48,725	552	643	32	49,368	584
Municipal	4,421	44	—	—	4,421	44
Consumer	3,686	35	79	14	3,765	49
Unallocated allowance	—	645	—	—	—	645
Totals	$443,735	$3,885	$16,751	$1,217	$460,486	$5,102

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2013
Residential 1-4 family	$225,419	$897	$5,694	$617	$231,113	$1,514
Residential 5+ multifamily	3,894	20	954	—	4,848	20
Construction of residential 1-4 family	1,876	11	—	—	1,876	11
Home equity credit	33,689	363	450	30	34,139	393
Residential real estate	264,878	1,291	7,098	647	271,976	1,938
Commercial	87,059	977	4,794	282	91,853	1,259
Construction of commercial	10,948	126	—	—	10,948	126
Commercial real estate	98,007	1,103	4,794	282	102,801	1,385
Farm land	3,018	61	384	—	3,402	61
Vacant land	5,972	64	3,095	101	9,067	165
Real estate secured	371,875	2,519	15,371	1,030	387,246	3,549
Commercial and industrial	45,584	519	708	42	46,292	561
Municipal	4,252	43	—	—	4,252	43
Consumer	3,710	36	179	69	3,889	105
Unallocated allowance	—	—	—	—	—	425
Totals	$425,421	$3,117	$16,258	$1,141	$441,679	$4,683

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2014
Performing loans	$435,405	$2,963	$57	$14	$435,462	$2,977
Potential problem loans	8,330	277	14	—	8,344	277
Impaired loans	—	—	16,680	1,203	16,680	1,203
Unallocated allowance	—	645	—	—	—	645
Totals	$443,735	$3,885	$16,751	$1,217	$460,486	$5,102
December 31, 2013
Performing loans	$416,734	$2,835	$157	$69	$416,891	$2,904
Potential problem loans	8,687	282	429	19	9,116	301
Impaired loans	—	—	15,672	1,053	15,672	1,053
Unallocated allowance	—	425	—	—	—	425
Totals	$425,421	$3,542	$16,258	$1,141	$441,679	$4,683

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2014
Residential	$4,066	$4,143	$4,335	$598	$58	$3,027	$3,140	$2,817	$45
Home equity credit	179	184	80	64	—	354	365	448	2
Residential real estate	4,245	4,327	4,415	662	58	3,381	3,505	3,265	47
Commercial	3,652	3,834	3,060	449	62	1,144	1,335	1,626	25
Construction of commercial	—	—	—	—	—	133	136	116	4
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,090	3,975	3,093	60	7	—	—	—	—
Real estate secured	10,987	12,136	10,568	1,171	127	5,042	5,360	5,391	76
Commercial and industrial	102	140	111	32	—	527	529	542	15
Consumer	—	—	—	—	—	22	22	22	—
Totals	$11,089	$12,276	$10,679	$1,203	$127	$5,591	$5,911	$5,955	$91
December 31, 2013
Residential	$4,409	$4,516	$3,995	$598	$99	$2,073	$2,522	$2,285	$54
Home equity credit	72	72	101	30	2	378	428	251	4
Residential real estate	4,481	4,588	4,096	628	101	2,451	2,950	2,536	58
Commercial	2,777	2,835	2,349	282	127	1,771	2,299	2,411	47
Construction of commercial	—	—	3	—	—	—	20	8	—
Farm land	—	—	—	—	—	384	384	118	—
Vacant land	3,095	3,889	1,853	101	—	—	100	1,430	—
Real estate secured	10,353	11,312	8,301	1,011	228	4,606	5,753	6,503	105
Commercial and industrial	119	154	233	42	1	573	975	595	36
Consumer	—	—	—	—	—	22	22	—	—
Totals	$10,472	$11,466	$8,534	$1,053	$229	$5,201	$6,750	$7,098	$141

NOTE 4 - MORTGAGE SERVICING RIGHTS

June 30, (in thousands)	2014	2013
Residential mortgage loans serviced for others	$143,244	$149,388
Fair value of mortgage servicing rights	1,638	1,661

Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2014	2013	2014	2013
Mortgage Servicing Rights
Balance, beginning of period	$906	$1,124	$980	$1,076
Originated	16	78	22	230
Amortization (1)	(85)	(93)	(165)	(197)
Balance, end of period	837	1,109	837	1,109
Valuation Allowance
Balance, beginning of period	(3)	(5)	(15)	(38)
Decrease in impairment reserve (1)	2	1	14	34
Balance, end of period	(1)	(4)	(1)	(4)
Loan servicing rights, net	$836	$1,105	$836	$1,105
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

(in thousands)	June 30, 2014	December 31, 2013
Securities available-for-sale (at fair value)	$57,237	$57,623
Loans receivable	134,828	130,574
Total pledged assets	$192,065	$188,197

At June 30, 2014, securities were pledged as follows: $47.3 million to secure public deposits, $9.8 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Six months
Periods ended June 30, (in thousands)	2014	2013	2014	2013
Net income	$966	$1,144	$1,517	$2,084
Less: Preferred stock dividends declared	(40)	(41)	(86)	(81)
Net income available to common shareholders	926	1,103	1,431	2,003
Less: Undistributed earnings allocated to participating securities	(10)	(11)	(17)	(18)
Net income allocated to common stock	$916	$1,092	$1,414	$1,985
Common shares issued	1,713	1,710	1,712	1,705
Less: Unvested restricted stock awards	(22)	(19)	(21)	(15)
Common shares outstanding used to calculate basic earnings per common share	1,691	1,691	1,691	1,690
Add: Dilutive effect of unvested restricted stock awards	—	—	—	—
Common shares outstanding used to calculate diluted earnings per common share	1,691	1,691	1,691	1,690
Earnings per common share (basic and diluted)	$0.54	$0.65	$0.83	$1.17

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2014, that Salisbury and the Bank meet all of their capital adequacy requirements.

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

The Bank was classified, as of its most recent notification, as "well capitalized." The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total Capital (to risk-weighted assets)
Salisbury	$67,143	16.11%	$33,341	8.0%	n/a	—
Bank	56,810	13.53	33,591	8.0	$41,989	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,576	14.77	16,671	4.0	n/a	—
Bank	51,242	12.20	16,796	4.0	25,194	6.0
Tier 1 Capital (to average assets)
Salisbury	61,576	10.50	23,459	4.0	n/a	—
Bank	51,242	8.74	23,458	4.0	29,323	5.0
December 31, 2013
Total Capital (to risk-weighted assets)
Salisbury	$66,404	16.46%	$32,280	8.0%	n/a	—
Bank	56,425	13.87	32,539	8.0	$40,674	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,340	15.20	16,140	4.0	n/a	—
Bank	51,361	12.63	16,270	4.0	24,405	6.0
Tier 1 Capital (to average assets)
Salisbury	61,340	10.65	23,035	4.0	n/a	—
Bank	51,361	8.96	22,938	4.0	28,673	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended June 30, 2014 was 1.00%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	71	66	138	132
Expected return on plan assets	(73)	(67)	(148)	(135)
Amortization of net loss	3	1	—	3
Settlements and curtailments	—	—	—	—
Net periodic benefit cost	$1	$—	$(10)	$—

Salisbury’s 401(k) Plan expense was $172,000 and $173,000, respectively, for the three month periods ended June 30, 2014 and 2013, and $336,000 and $331,000, respectively, for the six month periods ended June 30, 2014 and 2013. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $13,000 and $12,000 for the three month periods ended June 30, 2014 and 2013, respectively.

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

Salisbury’s ESOP expense was $47,000 and $40,000, respectively, for the three month periods ended June 30, 2014 and 2013, and $94,000 and $80,000, respectively, for the six month periods ended June 30, 2014 and 2013.

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

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Unrealized gains on securities available-for-sale, net of tax	$2,039	$436
Unrecognized pension plan benefit (expense), net of tax	610	610
Accumulated other comprehensive income, net	$2,649	$1,046

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
20

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the quarter or six months ended June 30, 2014.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
June 30, 2014
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,635	$—	$2,635
U.S. Government agency notes	—	2,544	—	2,544
Municipal bonds	—	38,808	—	38,808
Mortgage-backed securities:
U.S. Government agencies	—	31,079	—	31,079
Collateralized mortgage obligations:
U.S. Government agencies	—	3,104	—	3,104
Non-agency	—	7,443	—	7,443
SBA bonds	—	1,858	—	1,858
Preferred stock	985	—	—	985
Securities available-for-sale	$985	$87,471	$—	$88,456
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$10,250	$10,250
Other real estate owned	—	—	377	377
December 31, 2013
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,657	$—	$2,657
U.S. Government agency notes	—	2,590	—	2,590
Municipal bonds	—	40,437	—	40,437
Mortgage-backed securities:
U.S. Government agencies	—	33,892	—	33,892
Collateralized mortgage obligations:
U.S. Government agencies	—	3,580	—	3,580
Non-agency	—	8,308	—	8,308
SBA bonds	—	2,230	—	2,230
Preferred stock	797	—	—	797
Securities available-for-sale	$797	$93,694	$—	$94,491
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$9,782	$9,782
Other real estate owned	—	—	377	377

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(in thousands)	value	fair value	Level 1	Level 2	Level 3
June 30, 2014
Financial Assets
Cash and due from banks	$34,908	$34,908	$34,908	$—	$—
Securities available-for-sale	88,456	88,456	985	87,471	—
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable, net	456,627	453,746	—	—	453,746
Accrued interest receivable	1,733	1,733	—	—	1,733
Financial Liabilities
Demand (non-interest-bearing)	$93,768	$93,768	$—	$—	$93,768
Demand (interest-bearing)	83,631	83,631	—	—	83,631
Money market	125,732	125,732	—	—	125,732
Savings and other	117,890	117,890	—	—	117,890
Certificates of deposit	86,340	86,992	—	—	86,992
Deposits	507,361	508,013	—	—	508,013
FHLBB advances	29,619	31,894	—	—	31,894
Repurchase agreements	4,344	4,344	—	—	4,344
Capital lease liability	425	425	425	—	—
Accrued interest payable	136	136	—	—	136
December 31, 2013
Financial Assets
Cash and due from banks	$12,711	$12,711	$12,711	$—	$—
Interest-bearing time deposits with other banks	738	738	—	—	738
Securities available-for-sale	94,491	94,491	797	93,694	—
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	173	175	—	—	175
Loans receivable, net	438,178	430,645	—	—	430,645
Accrued interest receivable	1,760	1,760	—	—	1,760
Financial Liabilities
Demand (non-interest-bearing)	$84,677	$84,677	$—	$—	$84,677
Demand (interest-bearing)	81,932	81,932	—	—	81,932
Money market	120,550	120,550	—	—	120,550
Savings and other	107,171	107,171	—	—	107,171
Certificates of deposit	83,039	83,520	—	—	83,520
Deposits	477,369	477,850	—	—	477,850
FHLBB advances	30,411	33,034	—	—	33,034
Repurchase agreements	2,554	2,554	—	—	2,554
Capital lease liability	425	425	425	—	—
Accrued interest payable	140	140	—	—	140

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

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from full-service offices in the towns of: Canaan, Lakeville, Salisbury and Sharon, Connecticut; South Egremont, Sheffield, and Great Barrington, Massachusetts; and, Dover Plains and Millerton, New York. The Bank conducts its trust and wealth advisory services from offices in Lakeville, Connecticut.

The Bank opened a new branch in Great Barrington, Massachusetts on May 5, 2014. In addition, on June 6, 2014, the Bank acquired a branch office and related deposits from another institution in Sharon, Connecticut and consolidated its existing Sharon office with such new branch. On March 19, 2014, Salisbury announced the execution of a definitive merger agreement with Riverside Bank of Poughkeepsie, NY through which, following the satisfaction of normal closing conditions, including the receipt of regulatory and shareholder approvals, Riverside Bank will merge with and into the Bank. During the second quarter of 2014, the Bank filed applications with state and federal regulators in connection with such transaction, which is expected to be completed by year-end 2014.

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

FINANCIAL CONDITION

Overview

As discussed above, during the first six months of 2014, Salisbury took strategic initiatives to provide for future growth in each of the three states in which it operates. The new branch in Great Barrington, MA opened May 5, 2014. The agreement to acquire a branch office from another institution in Sharon, CT and consolidate the Bank’s existing Salisbury branch in Sharon, CT into this facility was consummated June 6, 2014. Finally, the announced agreement and plan of merger with Riverside Bank of Poughkeepsie, NY will add four (4) new offices to Salisbury’s New York footprint upon consummation, which is expected to be completed by year-end 2014. Total assets were $621.5 million at June 30, 2014, up $31.7 million from March 31, 2014. Loans receivable, net, were $456.6 million at June 30, 2014, up $10.1 million, or 2.3%, from March 31, 2014. Non-performing assets were $8.8 million at June 30, 2014, up $0.3 million from $8.5 million at March 31, 2014. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.11%, 1.09% and 1.10%, at June 30, 2014, March 31, 2014 and June 30, 2013, respectively. Deposits were $507.4 million, up $29.9 million from $477.5 million at March 31, 2014.

At June 30, 2014, book value and tangible book value per common share were $34.44 and $28.15, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 10.50% and 16.11%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During second quarter 2014, securities decreased $5.1 million to $92.9 million. FHLBB advances decreased $0.4 million, while cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $25.5 million to $34.9 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2014.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive income at June 30, 2014 included net unrealized holding gains, net of tax, of $2.0 million, an increase of $1.6 million over December 31, 2013, and unrecognized pension plan benefit, net of tax, of $0.6 million.

Loans

Net loans receivable increased $18.4 million to $456.6 million during first half 2014, compared with $438.2 million at December 31, 2013.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Residential 1-4 family	$239,258	$231,113
Residential 5+ multifamily	4,866	4,848
Construction of residential 1-4 family	2,272	1,876
Home equity credit	34,438	34,139
Residential real estate	280,834	271,976
Commercial	95,523	91,853
Construction of commercial	14,352	10,948
Commercial real estate	109,875	102,801
Farm land	3,332	3,402
Vacant land	8,891	9,067
Real estate secured	402,932	387,246
Commercial and industrial	49,368	46,292
Municipal	4,421	4,252
Consumer	3,765	3,889
Loans receivable, gross	460,486	441,679
Deferred loan origination fees and costs, net	1,243	1,182
Allowance for loan losses	(5,102)	(4,683)
Loans receivable, net	$456,627	$438,178
Loans held-for-sale
Residential 1-4 family	$—	$173

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During the first six months of 2014, non-performing assets increased $1.2 million, and the amount of total impaired and potential problem loans increased $0.2 million.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Residential 1-4 family	$221,887	$11,320	$5,957	$94	$—	$239,258
Residential 5+ multifamily	2,710	1,086	1,070	—	—	4,866
Construction of residential 1-4 family	2,272	—	—	—	—	2,272
Home equity credit	31,677	1,388	1,373	—	—	34,438
Residential real estate	258,546	13,794	8,400	94	—	280,834
Commercial	73,809	13,198	8,516	—	—	95,523
Construction of commercial	13,186	583	583	—	—	14,352
Commercial real estate	86,995	13,781	9,099	—	—	109,875
Farm land	828	1,387	1,117	—	—	3,332
Vacant land	5,479	254	3,158	—	—	8,891
Real estate secured	351,848	29,216	21,774	94	—	402,932
Commercial and industrial	41,283	7,172	913	—	—	49,368
Municipal	4,421	—	—	—	—	4,421
Consumer	3,647	88	30	—	—	3,765
Loans receivable, gross	$401,199	$36,476	$22,717	$94	$—	$460,486

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679

Changes in impaired and potential problem loans are as follows:

	June 30, 2014				June 30, 2013
	Impaired loans		Potential		Impaired loans		Potential
Three months ended	Non-		problem		Non-		problem
(in thousands)	accrual	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$825	$—	$(266)	$559	$1,180	$(758)	$—	$422
Loans restored to accrual status	—	—	—	—	(234)	234	—	—
Loan risk rating downgrades to substandard	—	—	692	692	—	—	800	800
Loan risk rating upgrades from substandard	—	—	—	—	—	—	(1,350)	(1,350)
Loan repayments	(568)	(47)	(186)	(801)	(223)	(94)	(1,529)	(1,846)
Loan charge-offs	(92)	(6)	(24)	(122)	(224)	—	—	(224)
Increase in TDR loans	—	—	—	—	—	836	—	836
Inter-month tax advances	90	6	—	96	173	—	—	173
Increase (decrease) in loans	$255	$(47)	$216	$424	$672	$218	$(2,079)	$(1,189)

For second quarter 2014, Salisbury placed $0.8 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $122,000 of loans primarily as a result of collateral deficiencies.

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

Credit Risk Ratings

Salisbury assigns credit risk ratings to loans receivable in order to manage credit risk and to determine the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. Salisbury’s rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are ratings (special mention, substandard, doubtful and loss) defined by the bank’s regulatory agencies, the FDIC and Connecticut Department of Banking (“CTDOB”). Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Non-accrual loans, excluding troubled debt restructured loans	$6,318	$5,419
Non-accrual troubled debt restructured loans	2,061	1,753
Accruing troubled debt restructured loans	8,301	8,500
Total impaired loans	$16,680	$15,672
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $1.3 million to $8.8 million, or 1.4% of assets at June 30, 2014, from $7.5 million, or 1.3% of assets at December 31, 2013, and decreased $0.8 million from $9.6 million, or 1.6% of assets at June 30, 2013.

The 17% increase in non-performing assets in 2014 resulted primarily from $2.6 million of loans placed on non-accrual status. This increase was offset in part by $1.3 million in payoffs and repayments and $0.2 million charged off.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Residential 1-4 family	$2,400	$1,525
Residential 5+ multifamily	95	—
Home equity credit	485	402
Commercial	2,025	1,857
Farm land	384	384
Vacant land	2,869	2,870
Real estate secured	8,258	7,038
Commercial and industrial	99	134
Consumer	22	—
Non-accruing loans	8,379	7,172
Accruing loans past due 90 days and over	—	—
Non-performing loans	8,379	7,172
Real estate acquired in settlement of loans	377	377
Non-performing assets	$8,756	$7,549

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Current	$1,214	$1,274
Past due 001-029 days	1,034	241
Past due 030-059 days	168	134
Past due 060-089 days	0	254
Past due 090-179 days	1,140	588
Past due 180 days and over	4,823	4,681
Total non-performing loans	$8,379	$7,172

At June 30, 2014, 14.47% of non-performing loans were current with respect to loan payments, compared with 17.76% at December 31, 2013. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) on which Salisbury has initiated a foreclosure action that is further discussed in Item 1 of Part II, Legal Proceedings. The balance of the allowance for loan losses at June 30, 2014 represented 60.9% of the balance of non-performing loans as compared with 65.3% at December 31, 2013. However, it should be noted that during this period, past due loans decreased $2.6 million to 1.8% of total loans as compared to 2.5% of total loans at December 31, 2013.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.1 million during 2014 to $10.4 million, or 2.25% of gross loans receivable at June 30, 2014, from $10.3 million, or 2.32% of gross loans receivable at December 31, 2013.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Residential 1-4 family	$4,598	$4,956
Home equity credit	48	48
Vacant land	220	225
Commercial	2,904	2,691
Real estate secured	7,770	7,920
Personal/Consumer	—	22
Commercial and industrial	531	558
Accruing troubled debt restructured loans	8,301	8,500
Residential 1-4 family	1,056	999
Home equity credit	108	40
Commercial	782	608
Real estate secured	1,968	1,647
Personal/Consumer	22	—
Commercial and industrial	93	106
Non-accrual troubled debt restructured loans	2,061	1,753
Troubled debt restructured loans	$10,362	$10,253

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Current	$6,704	$6,559
Past due 001-029 days	1,597	1,490
Past due 030-059 days	—	95
Past due 060-089 days	—	356
Accruing troubled debt restructured loans	8,301	8,500
Current	700	999
Past due 001-029 days	1,035	241
Past due 030-059 days	91	64
Past due 060-089 days	—	—
Past due 090-179 days	—	449
Past due 180 days and over	235	—
Non-accrual troubled debt restructured loans	2,061	1,753
Total troubled debt restructured loans	$10,362	$10,253

At June 30, 2014, 71.46% of troubled debt restructured loans were current with respect to loan payments, as compared with 73.72% at December 31, 2013.

Past Due Loans

Loans past due 30 days or more decreased $2.6 million during 2014 to $8.4 million, or 1.83% of gross loans receivable at June 30, 2014, compared with $11.0 million, or 2.50% of gross loans receivable at December 31, 2013.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Past due 030-059 days	$1,077	$2,535
Past due 060-089 days	1,229	2,840
Past due 090-179 days	—	—
Accruing loans	2,306	5,375
Past due 030-059 days	169	133
Past due 060-089 days	—	254
Past due 090-179 days	1,140	588
Past due 180 days and over	4,823	4,681
Non-accrual loans	6,132	5,656
Total loans past due 30 days or greater	$8,438	$11,031

Potential Problem Loans

Potential problem loans decreased $0.8 million during the first six months of 2014 to $8.3 million, or 1.81% of gross loans receivable at June 30, 2014, compared with $9.1 million, or 2.06% of gross loans receivable at December 31, 2013.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Residential 1-4 family	$946	$1,528
Residential 5+ multifamily	975	975
Construction of residential 1-4 family	—	—
Home equity credit	840	890
Residential real estate	2,761	3,393
Commercial	4,040	4,036
Construction of commercial	450	589
Commercial real estate	4,490	4,625
Farm land	733	751
Vacant land	68	44
Real estate secured	8,052	8,813
Commercial and industrial	284	288
Consumer	8	15
Other classified loans receivable	$8,344	$9,116

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Current	$6,199	$7,646
Past due 001-029 days	1,324	189
Past due 030-059 days	483	298
Past due 060-089 days	338	983
Past due 090-179 days	—	—
Total potential problem loans	$8,344	$9,116

At June 30, 2014, 74.29% of potential problem loans were current with respect to loan payments, as compared with 83.87% at December 31, 2013.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Including the acquisition of approximately $18.1 million in deposits in connection with the Sharon, Connecticut branch acquisition completed in June, 2014, deposits increased $30.0 million during 2014 to $507.4 million at June 30, 2014, from $477.4 million at December 31, 2013, and increased $15.4 million year-over-year from $492.0 million at June 30, 2013. Retail repurchase agreements increased $1.8 million during 2014 to $4.3 million at June 30, 2014, compared with $2.4 million at December 31, 2013, and increased $1.3 million year-over-year compared with $3.0 million at June 30, 2013.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.8 million during 2014 to $29.6 million at June 30, 2014, from $30.4 million at December 31, 2013, and decreased $1.6 million year-over-year from $31.2 million at June 30, 2013. The decreases were due to amortizing payments of advances.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At June 30, 2014, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 20.88%, up from 16.33% at December 31, 2013. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2014 provided net cash of $3.7 million. Investing activities provided net cash of $6.8 million, principally from cash and cash equivalents of $17.5 million related to the acquisition of the Sharon, CT branch and proceeds from calls and maturities of securities available-for-sale of $8.4 million, offset by $19.0 million of net loan originations and principle collections. Financing activities provided net cash of $11.8 million, principally due to a net increase of $13.6 million in deposits and repurchase agreements, offset by pay downs of FHLBB advances and common and preferred stock dividends paid.

At June 30, 2014, Salisbury had outstanding commitments to fund new loan originations of $17.0 million and unused lines of credit of $63.0 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2014 and 2013

OVERVIEW

During the second quarter of 2014, Salisbury made significant progress in implementing strategic initiatives to enhance its market presence in each of the three states in which it operates:

•	In May 2014, the Bank opened a new branch in Great Barrington, Massachusetts.
•	In June 2014, the Bank closed on the previously announced acquisition of a branch and the related deposits of another institution located in Sharon, Connecticut. Operations of our existing Sharon, Connecticut branch were consolidated into this new location.
•	During the second quarter of 2014, the Bank filed applications with state and federal bank regulators in connection with its previously announced plans to acquire Riverside Bank of Poughkeepsie, New York. This acquisition is expected to be completed by year-end 2014, following receipt of shareholder and regulatory approvals.
32

Net income available to common shareholders was $926,000, or $0.54 per common share, for the quarter ended June 30, 2014 (second quarter 2014), versus $505,000, or $0.29 per common share, for the quarter ended March 31, 2014 (first quarter 2014), and $1,103,000, or $0.65 per common share, for the quarter ended June 30, 2013 (second quarter 2013).

•	Earnings per common share of $0.54 increased $0.25, or 86.2%, as compared to $0.29 for the first quarter 2014, and decreased $0.11, or 16.9%, as compared to second quarter 2013.
•	Earnings per common share for the quarter ended June 30, 2014, excluding non-recurring expenses related to strategic initiatives of $83,000 (after tax), or $0.05 per share, would have been $0.59 per share for the quarter.
•	Excluding such non-recurring second quarter expenses of $83,000 and similar first quarter non-recurring expenses of $287,000 (after taxes) substantially related to professional fees which were incurred in conjunction with strategic initiatives during the first and second quarter 2014 respectively (non-GAAP):
•	Second quarter earnings per common share would have been $0.59, representing an increase of $0.13 versus first quarter 2014, and a decrease of $0.06, versus second quarter 2013.
•	Second quarter 2014 net income available to common shareholders would have increased $217,000, or 27%, versus an adjusted first quarter 2014 and would have decreased $94,000, or 9%, versus second quarter 2013.
•	Second quarter 2014 non-interest expense would have increased $168,000, or 3%, versus an adjusted first quarter 2014 and would have increased $368,000, or 8%, versus second quarter 2013.
•	The net interest margin increased 2 basis points versus first quarter 2014 and increased 20 basis points versus second quarter 2013.
•	Net loans receivable increased $10.1 million, or 2%, during the second calendar quarter of 2014 to $456.6 million, which reflected an increase of $39.9 million, or 10%, from the end of the second quarter of 2013.
•	Provision for loan losses for the second quarter was $314,000 versus $337,000 for the first quarter 2014 and $240,000 for second quarter 2013. Net loan charge-offs were $106,000, versus $127,000 for first quarter 2014 and $294,000 for second quarter 2013.
•	Tax equivalent net interest and dividend income increased $123,000, or 2.4%, versus first quarter 2014, and increased $285,000, or 5.8%, versus second quarter 2013.

Net Interest Income

Tax equivalent net interest and dividend income for second quarter 2014 increased $123,000, or 2.4%, versus first quarter 2014, and increased $286,000, or 5.8%, versus second quarter 2013. Average total interest bearing deposits increased $3.6 million as compared with first quarter 2014 and decreased $1.9 million as compared with second quarter 2013. Average earning assets increased $9.1 million as compared with first quarter 2014 and decreased $1.2 million as compared with second quarter 2013. The net interest margin on a tax equivalent basis increased from 3.72% at first quarter 2014 to 3.74% and increased 20 basis points versus second quarter 2013 from 3.54%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Loans (a)(d)	$454,770	$413,979	$4,833	$4,535	4.21%	4.38%
Securities (c)(d)	88,448	108,977	1,018	1,184	4.61	4.35
FHLBB stock	4,728	5,340	20	5	1.66	0.42
Short term funds (b)	10,138	30,960	4	19	0.18	0.24
Total interest-earning assets	558,084	559,256	5,875	5,743	4.21	4.11
Other assets	39,165	39,556
Total assets	$597,249	$598,812
Interest-bearing demand deposits	$79,492	$70,627	66	70	0.34	0.40
Money market accounts	120,697	131,274	66	90	0.22	0.27
Savings and other	114,799	106,512	50	54	0.18	0.20
Certificates of deposit	81,995	90,520	167	274	0.82	1.21
Total interest-bearing deposits	396,983	398,933	349	488	0.35	0.49
Repurchase agreements	3,376	2,486	1	1	0.16	0.19
Capital lease	425	—	—	—	0.00	0.00
FHLBB advances	30,512	31,319	297	312	3.85	3.94
Total interest-bearing liabilities	431,296	432,738	647	801	0.60	0.74
Demand deposits	83,670	90,114
Other liabilities	7,462	3,227
Shareholders’ equity	74,821	72,733
Total liabilities & shareholders’ equity	$597,249	$598,812
Net interest and dividend income			$5,228	$4,942
Spread on interest-bearing funds					3.60	3.37
Net interest margin (e)					3.74	3.54
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $323,000 and $309,000, respectively for 2014 and 2013 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2014 versus 2013
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$440	$(142)	$298
Securities	(230)	64	(166)
FHLBB stock	(2)	17	15
Short term funds	(10)	(5)	(15)
Total	198	(66)	132
Interest-bearing liabilities
Deposits	(17)	(122)	(139)
Repurchase agreements	—	—	—
Capital lease	—	—	—
FHLBB advances	(8)	(7)	(15)
Total	(25)	(129)	(154)
Net change in net interest and dividend income	$223	$63	$286

Interest Income

Tax equivalent interest income increased $286,000 to $5.2 million for second quarter 2014 as compared with second quarter 2013.

Tax equivalent loan income increased $298,000, or 6.6%, primarily due to a $40.8 million, or 9.9%, increase in average loans, partially offset by a 17 basis point decrease in the average loan yield.

Tax equivalent securities income decreased $166,000, or 14.0%, for second quarter 2014 as compared with second quarter 2013, primarily due to a $20.5 million, or 18.8%, decrease in average volume due to calls and prepayments of mortgage backed securities, and partially offset by a 26 basis point increase in average yield.

Interest Expense

Interest expense decreased $154,000, or 19.2%, to $0.6 million for second quarter 2014 as compared with second quarter 2013.

Interest on deposit accounts and retail repurchase agreements decreased $139,000, or 28.4%, as a result of lower average rates, down 14 basis points on deposits and 3 basis points on repurchase agreements and a $2.0 million, or 0.5%, decrease in the average balance of deposits. The lower average rate resulted from the effect of currently lower market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $15,000 as a result of the average borrowing rate decrease of 9 basis points as compared with second quarter 2013, and lower average borrowings, down $0.8 million.

Provision and Allowance for Loan Losses

The provision for loan losses was $314,000 for second quarter 2014, compared with $337,000 for first quarter 2014. Net loan charge-offs were $106,000 and $127,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses:

	Three months		Six months
Periods ended June 30, (dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$4,894	$4,687	$4,683	$4,360
Provision for loan losses	314	240	651	636
Charge-offs
Real estate mortgages	(122)	(291)	(246)	(347)
Commercial and industrial	—	—	(1)	(4)
Consumer	(7)	(11)	(18)	(24)
Total charge-offs	(129)	(302)	(265)	(375)
Recoveries
Real estate mortgages	—	5	2	6
Commercial and industrial	13	—	13	—
Consumer	10	2	18	5
Total recoveries	23	7	33	11
Net charge-offs	(106)	(295)	(232)	(364)
Balance, end of period	$5,102	$4,632	$5,102	$4,632
Loans receivable, gross			$460,486	$420,232
Non-performing loans			8,379	9,204
Accruing loans past due 30-89 days			2,306	4,271
Ratio of allowance for loan losses:
to loans receivable, gross			1.11%	1.10%
to non-performing loans			60.89	50.32
Ratio of non-performing loans to loans receivable, gross			1.82	2.19
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.50	1.02

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 1.11% at June 30, 2014 compared to 1.10% at June 30, 2013.

During the second quarter of 2014, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) at $8.4 million, improved slightly at 1.82% of gross loans receivable at June 30, 2014 compared to 2.19% at June 30, 2013. Accruing loans past due 30-89 days decreased $2.0 million to $2.3 million, or 0.50% of gross loans receivable from 1.02% at June 30, 2013. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
June 30, 2014 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$435,405	$2,963	$57	$14	$435,462	$2,977
Potential problem loans	8,330	277	14	—	8,344	277
Impaired loans	—	—	16,680	1,203	16,680	1,203
Unallocated allowance	—	645	—	—	—	645
Totals	$443,735	$3,885	$16,751	$1,217	$460,486	$5,102
	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2013 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$416,734	$2,835	$157	$69	$416,891	$2,904
Potential problem loans	8,687	282	429	19	9,116	301
Impaired loans	—	—	15,672	1,053	15,672	1,053
Unallocated allowance	—	425	—	—	—	425
Totals	$425,421	$3,542	$16,258	$1,141	$441,679	$4,683

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended June 30, 2014.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2014.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the Bank is examined annually on a rotational basis by one of its two primary regulatory agencies, the FDIC and CTDOB. As an integral part of their examination process, the FDIC and CTDOB review the Bank's credit risk ratings and allowance for loan losses.

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Trust and wealth advisory fees	$939	$824	$115	13.96%
Service charges and fees	626	575	51	8.87
Gains on sales of mortgage loans, net	32	153	(121)	(79.08)
Mortgage servicing, net	11	8	3	37.50
Other	74	90	(16)	(17.78)
Total non-interest income	$1,682	$1,650	$32	(1.94)%

Non-interest income increased $32,000, or 2.0%, versus second quarter 2013. Trust and wealth advisory revenues increased $115,000 versus second quarter 2013. The year-over-year revenue increase results from growth in managed assets and higher fees collected in second quarter 2014. Service charges and fees increased $51,000 versus second quarter 2013 due to higher volume of interchange fees and a change in checking service charge fees. Income from sales and servicing of mortgage loans in the second quarter decreased $118,000 as compared to the second quarter 2013 due to fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loan sales totaled $1.6 million for second quarter 2014, and $5.1 million for second quarter 2013. Second quarter 2014 and second quarter 2013 included amortization on mortgage servicing rights of $86,000 and $93,000, respectively. Other income includes income from bank owned life insurance and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Salaries	$1,951	$1,835	$116	6.32%
Employee benefits	739	763	(24)	(3.15)
Premises and equipment	701	583	118	20.24
Data processing	435	367	68	18.53
Professional fees	425	309	116	37.54
Collections and OREO	85	75	10	13.33
FDIC insurance	124	114	10	8.77
Marketing and community support	127	105	22	20.95
Amortization of intangible assets	63	56	7	12.50
Other	418	403	15	3.72
Non-interest expense	$5,068	$4,610	$458	9.93%

Non-interest expense for second quarter 2014 increased $458,000 versus second quarter 2013. Salaries and employee benefits increased $92,000 versus second quarter 2013. The current quarter includes annual incentive payments and one-time expenses related to staffing changes. Premises and equipment increased $118,000 versus second quarter 2013. The year-over-year increase is mainly due to the opening of the Great Barrington, Massachusetts branch, the acquisition and consolidation of the Sharon branch and building repairs. Data processing increased $68,000 versus second quarter 2013 mainly due to the Sharon, Connecticut branch acquisition. Professional fees increased $116,000 versus second quarter 2013. Second quarter 2014 included legal and consulting expenses related to strategic initiatives. Collections and OREO expense increased $10,000 versus second quarter 2013 due primarily to increased litigation expense. Salisbury had $377,000 in foreclosed property at June 30, 2014. FDIC insurance increased $10,000 versus second quarter 2013. Remaining operating expenses increased $44,000 versus second quarter 2013 due primarily to increases in other administrative and operational expenses.

Income Taxes

The effective income tax rates for second quarter 2014 and second quarter 2013 were 19.9% and 20.2%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The second quarter 2014 results include certain one-time expenses related to strategic initiatives, which are non-deductible for tax purposes.  (Excluding these expenses, the effective tax rate for the quarter would have been 18.5%). Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2014 or 2013, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 the Bank formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

For the six month periods ended June 30, 2014 and 2013

Overview

Net income available to common shareholders was $1,431,000, or $0.83 per common share, for the six month period ended June 30, 2014 (six month period 2014), compared with $2,003,000, or $1.18 per common share, for the six month period ended June 30, 2013 (six month period 2013).

•	Earnings per common share of $0.83 decreased $0.35, or 29.7%, as compared to $1.17 for the six month period 2013.
•	Earnings per common share for the six months ended June 30, 2014, excluding non-recurring expenses related to strategic initiatives of $370,000, (after tax) or $0.22 per share would have been $1.05 per share for the six month period.
•	Excluding such non-recurring expenses of $370,000 (after taxes) substantially related to professional fees which were incurred in conjunction with strategic initiatives during the first six months of 2014 (non-GAAP):
•	Six month earnings per common share would have been $1.05, representing a decrease of $0.13 versus six month period 2013.
•	Six month net income available to common shareholders would have decreased $203,000, or 10.1%, versus six month period 2013.
•	Six month 2014 non-interest expense would have increased $472,000, or 5%, versus six month period 2013.
•	The net interest margin increased 19 basis points versus six months 2013.
•	Net loans receivable increased $39.9 million, or 10%, from June 30, 2013.
•	Provision for loan losses was $651,000 for the six month period 2014 and $636,000 for the six month period 2013. Net loan charge-offs were $232,000, versus $365,000 for six month periods 2014 and 2013 respectively.
•	Tax equivalent net interest and dividend income increased $487,000, or 4.9%, versus June 30, 2013.

Net Interest Income

Tax equivalent net interest income for six month period 2014 increased $487,000, or 4.9%, versus six month period 2013. The net interest margin increased 19 basis points to 3.73% from 3.54%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Loans (a)	$451,569	$408,537	$9,529	$9,019	4.22%	4.42%
Securities (c)(d)	90,359	113,667	2,072	2,383	4.58	4.19
FHLBB stock	5,032	5,495	40	11	1.59	0.40
Short term funds (b)	6,578	29,213	6	36	0.19	0.25
Total interest earning assets	553,538	556,912	11,647	11,449	4.21	4.12
Other assets	38,668	39,936
Total assets	$592,206	$596,848
Interest-bearing demand deposits	$79,874	$68,669	133	139	0.34	0.41
Money market accounts	121,941	129,990	132	177	0.22	0.27
Savings and other	111,810	106,224	96	106	0.17	0.20
Certificates of deposit	81,575	91,602	339	556	0.84	1.22
Total interest-bearing deposits	395,200	396,485	700	978	0.36	0.50
Repurchase agreements	2,941	2,173	2	2	0.16	0.21
Capital lease	425	—	18	—	8.25	0.00
FHLBB advances	31,293	31,512	595	624	3.79	3.94
Total interest-bearing liabilities	429,859	430,170	1,315	1,604	0.62	0.75
Demand deposits	84,162	90,794
Other liabilities	3,785	3,273
Shareholders’ equity	74,400	72,611
Total liabilities & shareholders’ equity	$592,206	$596,848
Net interest and dividend income			$10,332	$9,845
Spread on interest-bearing funds					3.59	3.37
Net interest margin (e)					3.73	3.54
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $652,000 and $608,000, respectively for 2014 and 2013 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2014 versus 2013
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$929	$(419)	$510
Securities	(512)	201	(311)
FHLBB stock	(2)	31	29
Short term funds	(24)	(6)	(30)
Total	391	(193)	198
Interest-bearing liabilities
Deposits	(35)	(243)	(278)
Repurchase agreements	1	(1)	—
Capital lease	9	9	18
FHLBB advances	(4)	(25)	(29)
Total	(29)	(260)	(289)
Net change in net interest and dividend income	$420	$67	$487

Interest Income

Tax equivalent interest income increased $487,000, or 4.9%, to $10.3 million for six month period 2014 versus six month period 2013.

Tax equivalent -loan income increased $510,000, or 5.7%, primarily due to a $43.0 million, or 10.5%, increase in average loans, offset in part by a 20 basis points decline in the average loan yield.

Tax equivalent securities income decreased $311,000, or 13.1%, primarily due to a $23.3 million, or 20.5%, decrease in average volume, offset in part by a 39 basis points increase in the average yield. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed-securities.

Interest Expense

Interest expense decreased $289,000, or 18.0%, to $1.3 million for six month period 2014 versus six month period 2013.

Interest on deposit accounts and retail repurchase agreements decreased $278,000, or 2.8%, as a result of lower average rates, down 14 and 5 basis points, respectively, along with an average balance decrease of $1.3 million in deposits. Decreased rates were offset in part by a $768,000, or 35.3%, increase in the average repurchase agreements. The lower average rates resulted from the effect of lower market interest rates on rates paid and changes in product mix.

Interest expense on FHLBB borrowings decreased $29,000 as a result of lower average borrowings, down $219,000, and a lower average borrowing rate, down 15 basis points, due to scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $651,000 for the six month period 2014 and $636,000 for the six month period 2013. Net loan charge-offs were $231,000 and $365,000, for the respective periods.

Reserve coverage at June 30, 2014, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.11%, as compared with 1.10% a year ago at June 30, 2013. During the first six months of 2014, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.2 million to $8.4 million. Such amount represents 1.82% of gross loans receivable, an increase from 1.81% at December 31, 2013. At June 30, 2014 accruing loans past due 30-89 days decreased $3.0 million to $2.3 million, or 0.50% of gross loans receivable from 0.89% at December 31, 2013. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Trust and wealth advisory fees	$1,718	$1,549	$169	10.91%
Service charges and fees	1,168	1,092	76	6.96
Gains on sales of mortgage loans, net	43	431	(388)	(90.02)
Mortgage servicing, net	39	34	5	14.71
Other	152	169	(17)	10.06
Total non-interest income	$3,120	$3,275	$(155)	(4.73)%

Non-interest income for the six month period 2014 decreased $155,000 versus six month period 2013. Trust and Wealth Advisory revenues increased $169,000 from growth in managed assets and higher fees collected in 2014. Service charges and fees increased $76,000 due primarily to higher interchange fees resulting from increased volume and a change in checking service charge fees. Income from sales and servicing of mortgage loans decreased $388,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $2.1 million for six month period 2014 and $18.0 million for six month period 2013. Six month period 2014 and 2013 included mortgage servicing valuation increases of $24,000 and $230,000 respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Salaries	$3,795	$3,585	$210	5.86%
Employee benefits	1,480	1,448	32	2.21
Premises and equipment	1,374	1,166	208	17.84
Data processing	834	787	47	5.97
Professional fees	1,044	689	355	51.52
Collections and OREO	221	230	(9)	(3.91)
FDIC insurance	221	239	(18)	(7.53)
Marketing and community support	240	228	12	5.26
Amortization of intangible assets	118	111	7	6.31
Other	851	833	18	2.16
Non-interest expense	$10,178	$9,316	$862	9.25%

Non-interest expense for six month period 2014 increased $862,000 versus six month period 2013. Salaries and benefits increased $242,000 primarily due to lower mortgage loan originations, changes in staffing levels and mix and annual salary increases. Premises and equipment increased $208,000 due primarily to the opening of the Great Barrington, Massachusetts branch, the acquisition and consolidation of the Sharon branch and renovations to the Lakeville branch.

Data processing increased $47,000 due primarily to conversion expenses related to the acquisition of the Sharon branch. Professional fees increased $355,000 due primarily to higher legal and consulting fees associated with strategic initiatives in 2014. Collections and OREO expense decreased $9,000 due primarily to lower appraisal and inspection expenses and lower OREO expenses, offset in part by higher legal collection fees. Salisbury had two foreclosed properties at June 30, 2014. FDIC insurance decreased $18,000. Marketing and community support increased $12,000 due primarily to timing of general marketing campaigns. Other operating expenses increased $18,000 due to higher other administrative and operational expenses.

Income taxes

The effective income tax rates for six month period 2014 and six month period 2013 were 23.0% and 18.6%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

CAPITAL RESOURCES

Shareholders’ equity was $75.0 million at June 30, 2014, up $2.2 million from December 31, 2013. Book value and tangible book value per common share were $34.44 and $28.15, respectively, compared with $33.21 and $27.12, respectively, at December 31, 2013. Contributing to the increase in shareholders’ equity for year-to-date 2014 was net income of $1.5 million and an increase in other comprehensive income of $1.6 million, partially offset by common and preferred stock dividends of $1.0 million and stock issuance of $1.0. Accumulated other comprehensive income as of June 30, 2014 consists of unrealized gains on securities available-for-sale, net of tax, of $2.0 million and unrecognized pension plan benefits, net of tax, of $0.6 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended June 30, 2014 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank are considered to be “well capitalized” for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than banks that are not “well capitalized.” Salisbury’s and the Bank's regulatory capital ratios are as follows:

	Well	June 30, 2014		December 31, 2013
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.11%	13.53%	16.46%	13.87%
Tier 1 Capital (to risk-weighted assets)	6.00	14.77	12.20	15.20	12.63
Tier 1 Capital (to average assets)	5.00	10.50	8.74	10.65	8.96

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

Dividends

During the three month period ended June 30, 2014 Salisbury paid $40,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $480,000 in common stock dividends.

On July 25, 2014, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 29, 2014 to shareholders of record on August 8, 2014. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

In connection with the proposed merger with Riverside Bank, Salisbury has filed with the SEC a Registration Statement on Form S-4 that includes a premilinary joint proxy statement of Salisbury and Riverside Bank and a preliminary prospectus of Salisbury, as well as other relevant documents concerning the proposed transaction. Salisbury and Riverside will mail the definitive joint proxy statement/prospectus to their respective shareholders after it is declared effective by the SEC. SHAREHOLDERS OF SALISBURY AND RIVERSIDE BANK ARE URGED TO READ CAREFULLY THE REGISTRATION STATEMENT AND JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION IN ITS ENTIRETY AND ANY OTHER DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors and shareholders of Salisbury and Riverside Bank will be able to obtain a free copy of the joint proxy statement/prospectus (when available) containing information about Salisbury and Riverside Bank, as well as other filings containing information about Salisbury, at the SEC’s website at www.sec.gov. The joint proxy statement/prospectus (when available) and the other filings may also be obtained free of charge at Salisbury’s website at www.salisburybank.com.

PARTICIPANTS IN THE SOLICITATION OF PROXIES

Salisbury and Riverside Bank and certain of their respective directors, executive officers and other members of management and employees, under the SEC’s rules, may be deemed to be “participants” in the solicitation of proxies from the shareholders of Salisbury and Riverside Bank in connection with the proposed merger and related matters. Information regarding the directors and executive officers of Salisbury and their ownership of Salisbury common stock is set forth in the proxy statement for Salisbury's 2014 annual meeting of shareholders, as filed with the SEC on Schedule 14A on April 9, 2014. Information regarding the directors and executive officers of Riverside Bank and their ownership of Riverside Bank common stock, and additional information regarding the interests of the Salisbury and Riverside Bank participants, may be obtained by reading the joint proxy statement/prospectus when it becomes available. Free copies of this document may be obtained as described in the preceding paragraph.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s June 30, 2014 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest rate risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2014 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate non-parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 111 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 150 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2014, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2014:

As of June 30, 2014	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(9.18)%	(0.52)%
Immediately falling interest rates (static growth assumptions)	(1.04)	(4.08)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(2.19)	(5.58)

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

As of June 30, 2014 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(58)	$(113)
U.S. Government agency notes	(28)	(148)
Municipal bonds	(1,731)	(3,661)
Mortgage-backed securities	(1,008)	(2,091)
Collateralized mortgage obligations	(252)	(538)
SBA pools	(7)	(12)
Total available-for-sale debt securities	$(3,084)	$(6,563)
45

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2014.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings, which are not material, arising in the ordinary course of business.

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

The Bank proceeded in its Foreclosure Action against Erling Christophersen.  Erling Christophersen asserted two special defenses and set-off claims alleging (1) that the Bank failed to defend the title claims against the properties, and (2) that the Bank took certain trustee fees without approval. The Bank moved to strike the special defenses and set off claims. In a decision issued on November 6, 2013, the Court granted the motion to strike as to the second special defense and set off, but denied the motion as to the first special defense and set off. Trial began on February 4, 2014, and concluded on February 14, 2014.

In a decision issued on June 2, 2014, the Court dismissed Erling Christophersen’s special defense, and made findings as to the amount of the debt owed by Erling Christophersen and the value of the property, reserving judgment on whether to order a strict foreclosure or foreclosure by sale pending a hearing on the amount of attorneys’ fees accrued, and the debt accrued since the commencement of the trial. That hearing was held on July 29, 2014. On July 25, 2014, Erling Christophersen moved to disqualify the Bank’s counsel, seeking, in part, the remedy of a new trial. The Court denied that motion in a decision dated July 30, 2014. On August 5, 2014, the Court issued a Judgment of Strict Foreclosure in favor of the Bank and set September 16, 2014 as the Law Day, which is the final date fixed by the Court on which the debtor can pay off the debt or redeem the real property, with subsequent dates for subsequent encumbrances in inverse order of priority.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS
Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).
10.1	Amended and Restated Supplemental Retirement Plan Agreement with John F. Perotti dated January 25, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2008).
10.2	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.3	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.4	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.5	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.6	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 28, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.	Section 1350 Certifications
48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

August 14, 2014	by:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 14, 2014	by:	/s/ Donald E. White
Donald E. White
Executive Vice President and Chief Financial Officer