Form 10-Q
period 2014-09-30
SALISBURY BANCORP INC
filed 2014-11-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐  No ☑

The number of shares of Common Stock outstanding as of November 14, 2014 is 1,713,281.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and due from banks	$5,759	$5,926
Interest bearing demand deposits with other banks	43,066	6,785
Total cash and cash equivalents	48,825	12,711
Interest-bearing time deposits with other banks	—	738
Securities
Available-for-sale at fair value	85,445	94,491
Federal Home Loan Bank of Boston stock at cost	3,515	5,340
Loans held-for-sale	—	173
Loans receivable, net (allowance for loan losses: $5,384 and $4,683)	461,913	438,178
Other real estate owned	333	377
Bank premises and equipment, net	12,899	11,611
Goodwill	9,829	9,829
Intangible assets (net of accumulated amortization: $2,160 and $1,967)	872	576
Accrued interest receivable	1,834	1,760
Cash surrender value of life insurance policies	8,802	7,529
Deferred taxes	—	260
Other assets	3,822	3,536
Total Assets	$638,089	$587,109
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$99,843	$84,677
Demand (interest bearing)	81,877	81,932
Money market	132,471	120,550
Savings and other	122,836	107,171
Certificates of deposit	85,267	83,039
Total deposits	522,294	477,369
Repurchase agreements	6,500	2,554
Federal Home Loan Bank of Boston advances	29,218	30,411
Capital lease liability	424	425
Deferred taxes	643	—
Accrued interest and other liabilities	3,494	3,560
Total Liabilities	562,573	514,319
Commitments and contingencies	—
Shareholders' Equity
Preferred stock - $.01 per share par value	16,000	16,000
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share
Common stock - $.10 per share par value	171	171
Authorized: 3,000,000;
Issued: 1,713,281 and 1,710,121
Unearned compensation - restricted stock awards	(254)	(335)
Paid-in capital	13,764	13,668
Retained earnings	42,960	42,240
Accumulated other comprehensive income, net	2,875	1,046
Total Shareholders' Equity	75,516	72,790
Total Liabilities and Shareholders' Equity	$638,089	$587,109

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Periods ended September 30,	Three months ended		Nine months ended
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$4,656	$4,516	$13,983	$13,415
Interest on debt securities
Taxable	330	418	1,075	1,359
Tax exempt	416	475	1,294	1,441
Other interest and dividends	42	22	87	58
Total interest and dividend income	5,444	5,431	16,439	16,273
Interest expense
Deposits	379	459	1,079	1,437
Repurchase agreements	3	2	5	4
Capital lease	12	—	29	—
Federal Home Loan Bank of Boston advances	296	311	892	935
Total interest expense	690	772	2,005	2,376
Net interest income	4,754	4,659	14,434	13,897
Provision for loan losses	318	240	969	876
Net interest and dividend income after provision for loan losses	4,436	4,419	13,465	$13,021
Non-interest income
Trust and wealth advisory	791	750	2,509	2,299
Service charges and fees	639	595	1,807	1,687
Gains on sales of mortgage loans, net	—	69	43	501
Mortgage servicing, net	41	(37)	80	(3)
Other	82	82	234	251
Total non-interest income	1,553	1,459	4,673	4,735
Non-interest expense
Salaries	1,980	1,922	5,776	5,508
Employee benefits	697	693	2,176	2,140
Premises and equipment	728	622	2,102	1,789
Data processing	420	358	1,254	1,145
Professional fees (1)	441	306	1,485	996
Collections and OREO	77	74	298	305
FDIC insurance	119	111	340	350
Marketing and community support	115	99	355	326
Amortization of intangibles	75	56	193	167
Other	456	402	1,307	1,232
Total non-interest expense	5,108	4,643	15,286	13,958
Income before income taxes	881	1,235	2,852	3,798
Income tax provision	113	219	567	695
Net income	$768	$1,016	$2,285	$3,103
Net income available to common shareholders	$728	$976	$2,159	$2,982

Basic earnings per common share	$0.43	$0.57	$1.26	$1.75
Diluted earnings per common share	0.43	0.57	1.26	1.75
Common dividends per share	0.28	0.28	0.84	0.84

(1) Includes one-time professional fees of $126,000 and $464,000 incurred in conjunction with the following strategic initiatives for the three and nine month periods ended September 30, 2014: (i) the acquisition of the Sharon, CT branch office of another institution and related branch deposits and the consolidation of an existing Salisbury branch office in Sharon, CT with such branch, which was consummated in June of 2014, and (ii) the execution of an agreement to merge Riverside Bank of Poughkeepsie, NY with and into Salisbury Bank, which agreement was announced March 19, 2014,approved by the shareholders of both Salisbury and Riverside Bank on October 29, 2014 and approved by the FDIC and Connecticut Department of Banking on November 3, 2014 and November 5, 2014, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Three and nine months ended September 30, (in thousands)	2014	2013	2014	2013
Net income	$768	$1,016	$2,285	$3,103
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	342	(1,240)	2,771	(3,741)
Reclassification of net realized gains in net income	—	—	—	—
Unrealized gains (losses) on securities available-for-sale	342	(1,240)	2,771	(3,741)
Income tax (expense) benefit	(116)	422	(942)	1,272
Unrealized gains (losses) on securities available-for-sale, net of tax	226	(818)	1,829	(2,469)
Change in unrecognized pension plan costs	—	—	—	—
Income tax (benefit) expense	—	—	—	—
Pension plan income (loss), net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	226	(818)	1,829	(2,469)
Comprehensive income	$994	$198	$4,114	$634

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

						Unearned	Accumulated
						compensation-	other comp	Total
						restricted	rehensive	share-
	Common Stock		Preferred	Paid-in	Retained	stock	income	holders’
(dollars in thousands)	Shares	Amount	stock	capital	earnings	awards	(loss)	equity
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$—	$2,437	$71,997
Net income	—	—	—	—	3,103	—	—	3,103
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,469)	(2,469)
Common stock dividends declared	—	—	—	—	(1,436)	—	—	(1,436)
Preferred stock dividends declared	—	—	—	—	(121)	—	—	(121)
Issuance of restricted common stock	19,600	2	—	488	—	(490)	—	—
Forfeiture of restricted common stock	(500)	—		(12)		12	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	103	—	103
Issuance of common stock for director fees	1,330	—	—	34	—	—	—	34
Balances at September 30, 2013	1,710,121	$171	$16,000	$13,668	$41,779	$(375)	$(32)	$71,211
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income	—	—	—	—	2,285	—	—	2,285
Other comprehensive income, net of tax	—	—	—	—	—	—	1,829	1,829
Common stock dividends declared	—	—	—	—	(1,439)	—	—	(1,439)
Preferred stock dividends declared	—	—	—	—	(126)	—	—	(126)
Issuance of restricted common stock	3,000	—	—	81	—	(81)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	112	—	112
Issuance of common stock for director fees	2,160	—	—	65	—	—	—	65
Balances at September 30, 2014	1,713,281	$171	$16,000	$13,764	$42,960	$(254)	$2,875	$75,516

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands) unaudited	2014	2013
Operating Activities
Net income	$2,285	$3,103
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) and depreciation
Securities	163	366
Bank premises and equipment	737	642
Core deposit intangible	193	167
Mortgage servicing rights	220	298
Fair value adjustment on loans	24	24
Fair value adjustment on deposits	53	—
(Gains) and losses
Gain on sale of loans	(39)	(239)
Loss on sale of other real estate owned	4	9
Loss on sale/disposals of premises and equipment	5	34
Provision for loan losses	969	876
Proceeds from loans sold	3,536	15,670
Loans originated for sale	(3,324)	(14,260)
Increase in deferred loan origination fees and costs, net	(21)	(117)
Mortgage servicing rights originated	(6)	(261)
(Increase) decrease in mortgage servicing rights impairment reserve	(14)	4
Increase in interest receivable	(74)	(5)
Deferred tax benefit	(39)	(37)
(Increase) decrease in prepaid expenses	(81)	542
Increase in cash surrender value of life insurance policies	(173)	(185)
(Increase) decrease in income tax receivable	(329)	352
(Increase) decrease in other assets	(76)	63
(Decrease) increase in accrued expenses	(144)	436
Decrease in interest payable	(5)	(29)
Increase in other liabilities	82	76
Issuance of shares for director fees	65	34
Compensation expense - restricted stock	112	103
Net cash provided by operating activities	4,123	7,666
Investing Activities
Redemption of Federal Home Loan Bank stock	1,825	407
Maturities (purchases) of interest-bearing time deposits with other banks	738	(5,220)
Proceeds from calls of securities available-for-sale	4,115	1,650
Proceeds from maturities of securities available-for-sale	7,539	20,714
Loan originations and principal collections, net	(24,694)	(34,040)
Recoveries of loans previously charged-off	50	20
Proceeds from sales of other real estate owned	40	1,353
Capital expenditures	(1,872)	(409)
Premiums paid on bank-owned life insurance	(1,100)	—
Cash and cash equivalents acquired from Sharon, CT branch office of another institution	17,462	—
Net cash provided (utilized) by investing activities	4,103	(15,525)
Financing Activities
Increase (decrease) in deposit transaction accounts, net	24,527	(1,753)
Increase (decrease) in time deposits, net	2,174	(9,593)
Decrease in capital lease liability	(1)	—
Increase in securities sold under agreements to repurchase, net	3,946	2,086
Principal payments on Federal Home Loan Bank of Boston advances	(1,193)	(1,179)
Common stock dividends paid	(1,439)	(1,436)
Preferred stock dividends paid	(126)	(121)
Net cash provided (utilized) by financing activities	27,888	(11,996)
Net increase (decrease) in cash and cash equivalents	36,114	(19,855)
Cash and cash equivalents, beginning of period	12,711	43,574
Cash and cash equivalents, end of period	$48,825	$23,719

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, (in thousands) unaudited	2014	2013
Cash paid during period
Interest	$2,010	$2,405
Income taxes	935	380
Non-cash transfers
Transfer from loans to other real estate owned	—	1,689
Sharon branch acquisition
Cash and cash equivalents acquired	17,462	—
Net loans acquired	63	—
Fixed assets acquired	158	—
Core deposit intangible	489	—
Deposits assumed	18,171	—
Accrued interest payable assumed	1	—

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2013 Annual Report on Form 10-K for the period ended December 31, 2013.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited; however, all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

The Company anticipates that the adoption of this ASU will not have a material impact on its oncsolidated financial statements. In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1.	they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;
2.	they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and
3.	those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	the loan has a government guarantee that is not separable from the loan before foreclosure;
2.	at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and
3.	at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
September 30, 2014
Available-for-sale
U.S. Treasury notes	$2,498	$122	$—	$2,620
U.S. Government Agency notes	2,501	16	—	2,517
Municipal bonds	37,770	1,310	(190)	38,890
Mortgage-backed securities
U.S. Government Agencies	28,412	610	(21)	29,001
Collateralized mortgage obligations
U.S. Government Agencies	2,849	25	—	2,874
Non-agency	6,398	537	(8)	6,927
SBA bonds	1,566	113	—	1,679
Preferred stock	20	917	—	937
Total securities available-for-sale	$82,014	$3,650	$(219)	$85,445
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un-realized losses	Fair value
December 31, 2013
Available-for-sale
U.S. Treasury notes	$2,497	$160	$—	$2,657
U.S. Government Agency notes	2,507	83	—	2,590
Municipal bonds	41,775	782	(2,120)	40,437
Mortgage-backed securities
U.S. Government Agencies	33,522	442	(72)	33,892
Collateralized mortgage obligations
U.S. Government Agencies	3,545	35	—	3,580
Non-agency	7,923	401	(16)	8,308
SBA bonds	2,042	188	—	2,230
Preferred stock	20	777	—	797
Total securities available-for-sale	$93,831	$2,868	$(2,208)	$94,491
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury did not sell any securities available-for-sale during the nine month periods ended September 30, 2014 and 2013.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (“OTTI”) has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	losses	value	losses	value	losses
September 30, 2014
Available-for-sale
Municipal bonds	$1,040	$1	$4,044	$189	$5,084	$190
Mortgage-backed securities	557	2	1,948	19	2,505	21
Collateralized mortgage obligations
Non-agency	391	4	169	4	560	8
Total temporarily impaired securities	1,988	7	6,161	212	8,149	219
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	—	—	—	—	—	—
Total temporarily and other-than-temporarily impaired securities	$1,988	$7	$6,161	$212	$8,149	$219
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	losses	value	losses	value	losses
December 31, 2013
Available-for-sale
Municipal bonds	$19,714	$1,428	$2,323	$692	$22,037	$2,120
Mortgage-backed securities	15,096	20	2,132	52	17,228	72
Collateralized mortgage obligations
Non-agency	398	2	294	10	692	12
Total temporarily impaired securities	35,208	1,450	4,749	754	39,957	2,204
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	320	4	—	—	320	4
Total temporarily and other-than-temporarily impaired securities	$35,528	$1,454	$4,749	$754	$40,277	$2,208

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2014.

U.S Government Agency notes, U.S. Government Agency mortgage-backed securities and U.S. Government Agency CMOs: The contractual cash flows are derived from U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these securities to be OTTI at September 30, 2014.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006 to 2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews to assess default risk of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity. Management does not consider these securities to be OTTI at September 30, 2014.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2014, to assess whether any of the securities were OTTI. Salisbury uses first party provided cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2014	2013
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

Federal Home Loan Bank of Boston (“FHLBB”): The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends. On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011. The FHLBB has continued to declare modest cash dividends through 2014. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2014. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Residential 1-4 family	$242,222	$231,113
Residential 5+ multifamily	5,397	4,848
Construction of residential 1-4 family	2,042	1,876
Home equity credit	34,826	34,139
Residential real estate	284,487	271,976
Commercial	96,096	91,853
Construction of commercial	17,865	10,948
Commercial real estate	113,961	102,801
Farm land	3,301	3,402
Vacant land	9,037	9,067
Real estate secured	410,786	387,246
Commercial and industrial	45,100	46,292
Municipal	6,181	4,252
Consumer	4,027	3,889
Loans receivable, gross	466,094	441,679
Deferred loan origination fees and costs, net	1,203	1,182
Allowance for loan losses	(5,384)	(4,683)
Loans receivable, net	$461,913	$438,178
Loans held-for-sale
Residential 1-4 family	$—	$173

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2014
Residential 1-4 family	$221,221	$13,755	$7,152	$94	$—	$242,222
Residential 5+ multifamily	3,253	1,079	1,065	—	—	5,397
Construction of residential 1-4 family	2,042	—	—	—	—	2,042
Home equity credit	32,183	1,179	1,464	—	—	34,826
Residential real estate	258,699	16,013	9,681	94	—	284,487
Commercial	76,287	11,756	8,053	—	—	96,096
Construction of commercial	16,721	563	581	—	—	17,865
Commercial real estate	93,008	12,319	8,634	—	—	113,961
Farm land	817	1,378	1,106	—	—	3,301
Vacant land	5,745	143	3,149	—	—	9,037
Real estate secured	358,269	29,853	22,570	94	—	410,786
Commercial and industrial	39,648	4,641	811	—	—	45,100
Municipal	6,181	—	—	—	—	6,181
Consumer	3,918	81	28	—	—	4,027
Loans receivable, gross	$408,016	$34,575	$23,409	$94	$—	$466,094
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679

The composition of loans receivable by delinquency status is as follows:

		Past due
						180	30	Accruing 90
						days	days	days
		1-29	30-59	60-89	90-179	and	and	and	Non-
(in thousands)	Current	days	days	days	days	over	over	over	accrual
September 30, 2014
Residential 1-4 family	$231,727	$6,752	$71	$1,583	$1,793	$296	$3,743	$453	$2,589
Residential 5+ multifamily	5,306	—	1	90	—	—	91	—	90
Construction of residential 1-4 family	2,042	—	—	—	—	—	—	—	—
Home equity credit	34,222	77	96	15	317	99	527	—	630
Residential real estate	273,297	6,829	168	1,688	2,110	395	4,361	453	3,309
Commercial	93,383	1,153	132	193	—	1,235	1,560	—	1,427
Construction of commercial	17,865	—	—	—	—	—	—	—	131
Commercial real estate	111,248	1,153	132	193	—	1,235	1,560	—	1,558
Farm land	2,180	722	15	—	—	384	399	—	384
Vacant land	5,957	190	25	—	—	2,865	2,890	—	2,865
Real estate secured	392,682	8,894	340	1,881	2,110	4,879	9,210	453	8,116
Commercial and industrial	44,341	696	20	28	15	—	63	—	20
Municipal	6,181	—	—	—	—	—	—	—	—
Consumer	3,959	55	6	7	—	—	13	—	22
Loans receivable, gross	$447,163	$9,645	$366	$1,916	$2,125	$4,879	$9,286	$453	$8,158
December 31, 2013
Residential 1-4 family	$222,356	$3,853	$1,795	$2,622	$353	$134	$4,904	$—	$1,525
Residential 5+ multifamily	4,749	—	—	99	—	—	99	—	—
Construction of residential 1-4 family	1,876	—	—	—	—	—	—	—	—
Home equity credit	33,391	129	361	125	—	133	619	—	402
Residential real estate	262,372	3,982	2,156	2,846	353	267	5,622	—	1,927
Commercial	89,434	566	371	108	235	1,139	1,853	—	1,857
Construction of commercial	9,784	1,025	—	139	—	—	139	—	—
Commercial real estate	99,218	1,591	371	247	235	1,139	1,992	—	1,857
Farm land	2,995	23	—	—	—	384	384	—	384
Vacant land	6,058	139	—	—	—	2,870	2,870	—	2,870
Real estate secured	370,643	5,735	2,527	3,093	588	4,660	10,868	—	7,038
Commercial and industrial	45,897	262	112	—	—	21	133	—	134
Municipal	4,252	—	—	—	—	—	—	—	—
Consumer	3,746	113	29	1	—	—	30	—	—
Loans receivable, gross	$424,538	$6,110	$2,668	$3,094	$588	$4,681	$11,031	$—	$7,172

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$207	$207	2	$237	$237
Commercial real estate	1	399	399	3	846	846
Construction of commercial	1	131	131	1	131	131
Home equity credit	—	—	—	2	72	72
Troubled debt restructurings	3	$737	$737	8	$1,286	$1,286
Interest only and term extension	—	$—	$—	1	$48	$48
Term extension and amortization	2	338	338	2	338	338
Debt consolidation and term extension	—	—	—	2	447	447
Debt consolidation, rate reduction, term extension	1	399	399	1	399	399
Interest only	—	—	—	2	54	54
Troubled debt restructurings	3	$737	$737	8	$1,286	$1,286

Three loans were restructured during the quarter ended September 30, 2014 and all were current at September 30, 2014.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended September 30, 2014					Nine months ended September 30, 2014
	Beginning	Provision	Charge-	Reco-	Ending	Beginning	Provision	Charge-	Reco-	Ending
(in thousands)	balance	(benefit)	offs	veries	balance	balance	(benefit)	offs	veries	balance
Residential	$1,974	$357	$(46)	$16	$2,301	$1,938	$494	$(149)	$18	$2,301
Commercial	1,622	89	—	—	1,711	1,385	378	(52)	—	1,711
Land	184	(17)	(6)	—	161	226	33	(98)	—	161
Real estate	3,780	429	(52)	16	4,173	3,549	905	(299)	18	4,173
Commercial and industrial	584	(68)	—	1	517	561	(57)	(1)	14	517
Municipal	44	18	—	—	62	43	19	—	—	62
Consumer	49	11	(3)	2	59	105	(46)	(18)	18	59
Unallocated	645	(72)	—	—	573	425	148	—	—	573
Totals	$5,102	$318	$(55)	$19	$5,384	$4,683	$969	$(318)	$50	$5,384

The composition of loans receivable and the allowance for loan losses is as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2014
Residential 1-4 family	$235,995	$1,302	$6,227	$499	$242,222	$1,801
Residential 5+ multifamily	4,370	66	1,027	3	5,397	69
Construction of residential 1-4 family	2,042	17	—	—	2,042	17
Home equity credit	34,148	353	678	61	34,826	414
Residential real estate	276,555	1,738	7,932	563	284,487	2,301
Commercial	91,393	994	4,703	527	96,096	1,521
Construction of commercial	17,734	190	131	—	17,865	190
Commercial real estate	109,127	1,184	4,834	527	113,961	1,711
Farm land	2,917	59	384	—	3,301	59
Vacant land	5,955	64	3,082	38	9,037	102
Real estate secured	394,554	3,045	16,232	1,128	410,786	4,173
Commercial and industrial	44,503	490	597	27	45,100	517
Municipal	6,181	62	—	—	6,181	62
Consumer	3,945	37	82	22	4,027	59
Unallocated allowance	—	573	—	—	—	573
Totals	$449,183	$4,207	$16,911	$1,177	$466,094	$5,384
	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2013
Residential 1-4 family	$225,419	$897	$5,694	$617	$231,113	$1,514
Residential 5+ multifamily	3,894	20	954	—	4,848	20
Construction of residential 1-4 family	1,876	11	—	—	1,876	11
Home equity credit	33,689	363	450	30	34,139	393
Residential real estate	264,878	1,291	7,098	647	271,976	1,938
Commercial	87,059	977	4,794	282	91,853	1,259
Construction of commercial	10,948	126	—	—	10,948	126
Commercial real estate	98,007	1,103	4,794	282	102,801	1,385
Farm land	3,018	61	384	—	3,402	61
Vacant land	5,972	64	3,095	101	9,067	165
Real estate secured	371,875	2,519	15,371	1,030	387,246	3,549
Commercial and industrial	45,584	519	708	42	46,292	561
Municipal	4,252	43	—	—	4,252	43
Consumer	3,710	36	179	69	3,889	105
Unallocated allowance	—	425	—	—	—	425
Totals	$425,421	$3,542	$16,258	$1,141	$441,679	$4,683

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
(in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2014
Performing loans	$439,458	$3,112	$61	$21	$439,519	$3,133
Potential problem loans	9,725	522	12	—	9,737	522
Impaired loans	—	—	16,838	1,156	16,838	1,156
Unallocated allowance	—	573	—	—	—	573
Totals	$449,183	$4,207	$16,911	$1,177	$466,094	$5,384
December 31, 2013
Performing loans	$416,734	$2,835	$157	$69	$416,891	$2,904
Potential problem loans	8,687	282	429	19	9,116	301
Impaired loans	—	—	15,672	1,053	15,672	1,053
Unallocated allowance	—	425	—	—	—	425
Totals	$425,421	$3,542	$16,258	$1,141	$441,679	$4,683

	Impaired loans with specific allowance					Impaired loans with no specific allowance
	Loan balance			Specific	Income	Loan balance			Income
(in thousands)	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2014
Residential	$5,107	$5,252	$4,392	$503	$100	$2,146	$2,252	$2,779	$38
Home equity credit	179	184	110	61	—	499	513	454	4
Residential real estate	5,286	5,436	4,502	564	100	2,645	2,765	3,233	42
Commercial	3,572	3,746	3,183	527	74	1,131	1,325	1,529	34
Construction of commercial	—	—	—	—	—	131	136	121	3
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,082	3,997	3,090	38	10	—	—	—	—
Real estate secured	11,940	13,179	10,775	1,129	184	4,291	4,610	5,267	79
Commercial and industrial	95	140	107	27	—	490	492	528	23
Consumer	—	—	—	—	—	22	22	22	—
Totals	$12,035	$13,319	$10,882	$1,156	$184	$4,803	$5,124	$5,817	$102
December 31, 2013
Residential	$4,409	$4,516	$3,995	$598	$99	$2,073	$2,522	$2,285	$54
Home equity credit	72	72	101	30	2	378	428	251	4
Residential real estate	4,481	4,588	4,096	628	101	2,451	2,950	2,536	58
Commercial	2,777	2,835	2,349	282	127	1,771	2,299	2,411	47
Construction of commercial	—	—	3	—	—	—	20	8	—
Farm land	—	—	—	—	—	384	384	118	—
Vacant land	3,095	3,889	1,853	101	—	—	100	1,430	—
Real estate secured	10,353	11,312	8,301	1,011	228	4,606	5,753	6,503	105
Commercial and industrial	119	154	233	42	1	573	975	595	36
Consumer	—	—	—	—	—	22	22	—	—
Totals	$10,472	$11,466	$8,534	$1,053	$229	$5,201	$6,750	$7,098	$141

NOTE 4 - MORTGAGE SERVICING RIGHTS

September 30, (in thousands)	2014	2013
Residential mortgage loans serviced for others	$140,893	$146,726
Fair value of mortgage servicing rights	1,624	1,550

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2014	2013	2014	2013
Mortgage Servicing Rights
Balance, beginning of period	$838	$1,109	$980	$1,076
Originated	(17)	31	5	261
Amortization (1)	(56)	(101)	(220)	(298)
Balance, end of period	765	1,039	765	1,039
Valuation Allowance
Balance, beginning of period	(1)	(4)	(15)	(38)
Decrease in impairment reserve (1)	1	(38)	14	(4)
Balance, end of period	—	(42)	(1)	(42)
Loan servicing rights, net	$765	$997	$765	$997
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

(in thousands)	September 30, 2014	December 31, 2013
Securities available-for-sale (at fair value)	$63,767	$57,623
Loans receivable	141,681	130,574
Total pledged assets	$205,448	$188,197

At September 30, 2014, securities were pledged as follows: $54.7 million to secure public deposits, $9.0 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Nine months
Periods ended September 30, (in thousands)	2014	2013	2014	2013
Net income	$768	$1,016	$2,285	$3,103
Less: Preferred stock dividends declared	(40)	(40)	(126)	(121)
Net income available to common shareholders	728	976	2,159	2,982
Less: Undistributed earnings allocated to participating securities	(8)	(11)	(26)	(31)
Net income allocated to common stock	$720	$965	$2,133	$2,951
Common shares issued	1,713	1,710	1,713	1,707
Less: Unvested restricted stock awards	(20)	(19)	(21)	(17)
Common shares outstanding used to calculate basic earnings per common share	1,693	1,691	1,692	1,690
Add: Dilutive effect of unvested restricted stock awards	—	—	—	—
Common shares outstanding used to calculate diluted earnings per common share	1,693	1,691	1,692	1,690
Earnings per common share (basic and diluted)	$0.43	$0.57	$1.26	$1.75

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2014, that Salisbury and the Bank meet all of their capital adequacy requirements.

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

The Bank was classified, as of its most recent notification, as "well capitalized." The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total Capital (to risk-weighted assets)
Salisbury	$67,769	16.27%	$33,331	8.0%	n/a	—
Bank	57,765	13.77	33,555	8.0	$41,944	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,941	14.87	16,666	4.0	n/a	—
Bank	51,937	12.38	16,777	4.0	25,167	6.0
Tier 1 Capital (to average assets)
Salisbury	61,941	9.85	25,158	4.0	n/a	—
Bank	51,937	8.26	25,159	4.0	31,450	5.0
December 31, 2013
Total Capital (to risk-weighted assets)
Salisbury	$66,404	16.46%	$32,280	8.0%	n/a	—
Bank	56,425	13.87	32,539	8.0	$40,674	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,340	15.20	16,140	4.0	n/a	—
Bank	51,361	12.63	16,270	4.0	24,405	6.0
Tier 1 Capital (to average assets)
Salisbury	61,340	10.65	23,035	4.0	n/a	—
Bank	51,361	8.96	22,938	4.0	28,673	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended September 30, 2014 was 1.00%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period and after four and one-half years from its issuance the dividend rate will be fixed at 9 percent per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

NOTE 8 – PENSION AND OTHER BENEFITS

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	69	66	207	197
Expected return on plan assets	(74)	(67)	(222)	(202)
Amortization of net loss	—	1	—	5
Settlements and curtailments	—	—	—	—
Net periodic benefit cost	$(5)	$—	$(15)	$—

Salisbury’s 401(k) Plan expense was $159,000 and $183,000, respectively for the three month periods ended September 30, 2014 and 2013, and $495,000 and $514,000, respectively for the nine month periods ended September 30, 2014 and 2013. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $13,000 and $12,000, respectively for the three month periods ended September 30, 2014 and 2013, and $40,000 and $37,000, respectively for the nine month periods ended September 30, 2014 and 2013.

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

Salisbury’s ESOP expense was $47,000 and $40,000, respectively, for the three month periods ended September 30, 2014 and 2013, and $141,000 and $120,000, respectively, for the nine month periods ended September 30, 2014 and 2013.

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

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Unrealized gains on securities available-for-sale, net of tax	$2,265	$436
Unrecognized pension plan benefit (expense), net of tax	610	610
Accumulated other comprehensive income, net	$2,875	$1,046

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

ASC 820-10, “Fair Value Measurement - Overall” provides a framework for measuring fair value under generally accepted accounting principles. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the quarter or nine months ended September 30, 2014.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
23

•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
September 30, 2014
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,620	$—	$2,620
U.S. Government agency notes	—	2,517	—	2,517
Municipal bonds	—	38,890	—	38,890
Mortgage-backed securities:
U.S. Government agencies	—	29,001	—	29,001
Collateralized mortgage obligations:
U.S. Government agencies	—	2,874	—	2,874
Non-agency	—	6,927	—	6,927
SBA bonds	—	1,679	—	1,679
Preferred stock	937	—	—	937
Securities available-for-sale	$937	$84,508	$—	$85,445
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$10,879	$10,879
Other real estate owned	—	—	333	333
December 31, 2013
Assets measured at fair value on a recurring basis
U.S. Treasury notes	$—	$2,657	$—	$2,657
U.S. Government agency notes	—	2,590	—	2,590
Municipal bonds	—	40,437	—	40,437
Mortgage-backed securities:
U.S. Government agencies	—	33,892	—	33,892
Collateralized mortgage obligations:
U.S. Government agencies	—	3,580	—	3,580
Non-agency	—	8,308	—	8,308
SBA bonds	—	2,230	—	2,230
Preferred stock	797	—	—	797
Securities available-for-sale	$797	$93,694	$—	$94,491
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$9,782	$9,782
Other real estate owned	—	—	377	377

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(in thousands)	value	fair value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets
Cash and due from banks	$48,825	$48,825	$48,825	$—	$—
Securities available-for-sale	85,445	85,445	937	84,508	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans receivable, net	461,913	459,425	—	—	459,425
Accrued interest receivable	1,834	1,834	—	—	1,834
Financial Liabilities
Demand (non-interest-bearing)	$99,843	$99,843	$—	$—	$99,843
Demand (interest-bearing)	81,877	81,877	—	—	81,877
Money market	132,471	132,471	—	—	132,471
Savings and other	122,836	122,836	—	—	122,836
Certificates of deposit	85,267	85,972	—	—	85,972
Deposits	522,294	522,999	—	—	522,999
FHLBB advances	29,218	31,191	—	—	31,191
Repurchase agreements	6,500	6,500	—	—	6,500
Capital lease liability	424	925	925	—	—
Accrued interest payable	136	136	—	—	136
December 31, 2013
Financial Assets
Cash and due from banks	$12,711	$12,711	$12,711	$—	$—
Interest-bearing time deposits with other banks	738	738	—	—	738
Securities available-for-sale	94,491	94,491	797	93,694	—
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	173	175	—	—	175
Loans receivable, net	438,178	430,645	—	—	430,645
Accrued interest receivable	1,760	1,760	—	—	1,760
Financial Liabilities
Demand (non-interest-bearing)	$84,677	$84,677	$—	$—	$84,677
Demand (interest-bearing)	81,932	81,932	—	—	81,932
Money market	120,550	120,550	—	—	120,550
Savings and other	107,171	107,171	—	—	107,171
Certificates of deposit	83,039	83,520	—	—	83,520
Deposits	477,369	477,850	—	—	477,850
FHLBB advances	30,411	33,034	—	—	33,034
Repurchase agreements	2,554	2,554	—	—	2,554
Capital lease liability	425	425	425	—	—
Accrued interest payable	140	140	—	—	140

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2013, which Salisbury filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2014. Readers should also review other disclosures Salisbury files from time to time with the SEC.

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

The Bank opened a new branch in Great Barrington, Massachusetts on May 5, 2014. In addition, on June 6, 2014, the Bank acquired a branch office and related deposits from another institution in Sharon, Connecticut and consolidated its existing Sharon office with such new branch. On March 19, 2014, Salisbury announced the execution of a definitive merger agreement with Riverside Bank of Poughkeepsie, NY through which, following the satisfaction of normal closing conditions, Riverside Bank will merge with and into the Bank. On November 5, 2014 and November 3, 2014, respectively, the Bank received state and federal regulatory approval in connection with such transaction, which is expected to be completed by year-end 2014. In addition, shareholders of both institutions approved the merger on October 29, 2014.

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

Management evaluates goodwill and identifiable intangible assets for impairment annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives could have a material adverse impact on the results of operations.

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

FINANCIAL CONDITION

Overview

As discussed above, during the first nine months of 2014, Salisbury took strategic initiatives to provide for future growth in each of the three states in which it operates. The new branch in Great Barrington, MA opened May 5, 2014. The agreement to acquire a branch office from another institution in Sharon, CT and consolidate the Bank’s existing Salisbury branch in Sharon, CT into this facility was consummated June 6, 2014. The merger of Riverside Bank of Poughkeepsie, NY with Salisbury Bank, which was announced on March 19, 2014, will add four (4) new offices to Salisbury’s New York footprint upon consummation, which is expected to be completed by year-end 2014. Total assets were $638.1 million at September 30, 2014, up $16.6 million from June 30, 2014. Loans receivable, net, were $461.9 million at September 30, 2014, up $5.3 million, or 1.2%, from June 30, 2014. Non-performing assets were $8.9 million at September 30, 2014, up $0.1 million from $8.8 million at June 30, 2014. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.15%, 1.11% and 1.10%, at September 30, 2014, June 30, 2014 and September 30, 2013, respectively. Deposits were $522.3 million, up $14.9 million from $507.4 million at June 30, 2014.

At September 30, 2014, book value and tangible book value per common share were $34.74 and $28.50, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 9.85% and 16.27%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During third quarter 2014, securities decreased $3.9 million to $89.0 million. FHLBB stock decreased $0.4 million, while cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $13.9 million to $48.8 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at September 30, 2014.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury deemed the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Accumulated other comprehensive income at September 30, 2014 included net unrealized holding gains, net of tax, of $2.3 million, an increase of $1.9 million over December 31, 2013, and an unrecognized pension plan benefit, net of tax, of $0.6 million.

Loans

Net loans receivable increased $23.7 million to $461.9 million during the first nine months of 2014, compared with $438.2 million at December 31, 2013.

The composition of loans receivable and loans held-for-sale is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Residential 1-4 family	$242,222	$231,113
Residential 5+ multifamily	5,397	4,848
Construction of residential 1-4 family	2,042	1,876
Home equity credit	34,826	34,139
Residential real estate	284,487	271,976
Commercial	96,096	91,853
Construction of commercial	17,865	10,948
Commercial real estate	113,961	102,801
Farm land	3,301	3,402
Vacant land	9,037	9,067
Real estate secured	410,786	387,246
Commercial and industrial	45,100	46,292
Municipal	6,181	4,252
Consumer	4,027	3,889
Loans receivable, gross	466,094	441,679
Deferred loan origination fees and costs, net	1,203	1,182
Allowance for loan losses	(5,384)	(4,683)
Loans receivable, net	$461,913	$438,178
Loans held-for-sale
Residential 1-4 family	$—	$173

Loan Credit Quality

The persistent weakness in the local and regional economies continues to impact the credit quality of Salisbury’s loans receivable. During the first nine months of 2014, non-performing assets increased $1.4 million, and the amount of total impaired and potential problem loans increased $1.8 million.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2014
Residential 1-4 family	$221,221	$13,755	$7,152	$94	$—	$242,222
Residential 5+ multifamily	3,253	1,079	1,065	—	—	5,397
Construction of residential 1-4 family	2,042	—	—	—	—	2,042
Home equity credit	32,183	1,179	1,464	—	—	34,826
Residential real estate	258,699	16,013	9,681	94	—	284,487
Commercial	76,287	11,756	8,053	—	—	96,096
Construction of commercial	16,721	563	581	—	—	17,865
Commercial real estate	93,008	12,319	8,634	—	—	113,961
Farm land	817	1,378	1,106	—	—	3,301
Vacant land	5,745	143	3,149	—	—	9,037
Real estate secured	358,269	29,853	22,570	94	—	410,786
Commercial and industrial	39,648	4,641	811	—	—	45,100
Municipal	6,181	—	—	—	—	6,181
Consumer	3,918	81	28	—	—	4,027
Loans receivable, gross	$408,016	$34,575	$23,409	$94	$—	$466,094

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679

Changes in impaired and potential problem loans are as follows:

	September 30, 2014				September 30, 2013
	Impaired loans		Potential		Impaired loans		Potential
Three months ended	Non-		problem		Non-		problem
(in thousands)	accrual	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$409	$—	$(311)	$98	$3,671	$(758)	$(1,517)	$1,396
Loans restored to accrual status	(518)	401	—	(117)	(902)	385	143	(374)
Loan risk rating downgrades to substandard	—	—	2,261	2,261	—	—	3,586	3,586
Loan risk rating upgrades from substandard	—	—	—	—	—	—	(1,350)	(1,350)
Loan repayments	(66)	(422)	(557)	(1,045)	(2,246)	328	(2,540)	(4,458)
Loan charge-offs	(52)	—	—	(52)	(467)	19	(4)	(452)
Increase in TDR loans	—	400	—	400	—	884	—	884
Real estate acquired in settlement of loans	—	—	—	—	(971)	(736)	—	(1,707)
Inter-month tax advances	7	—	—	7	198	—	—	198
(Decrease) increase in loans	$(220)	$379	$1,393	$1,552	$(717)	$122	$(1,682)	$(2,277)

For third quarter 2014, Salisbury placed $0.4 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $52,000 of loans primarily as a result of collateral deficiencies.

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

•	Loans risk rated as "special mention" contain credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
•	Loans risk rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on the sale of collateral or other secondary sources of collection.
•	Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans, excluding troubled debt restructured loans	$6,229	$5,419
Non-accrual troubled debt restructured loans	1,929	1,753
Accruing troubled debt restructured loans	8,680	8,500
Total impaired loans	$16,838	$15,672
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $1.4 million to $8.9 million, or 1.4% of assets at September 30, 2014, from $7.5 million, or 1.4% of assets at December 31, 2013, and decreased $0.8 million from $9.7 million, or 1.6% of assets at September 30, 2013.

The 2% increase in non-performing assets in third quarter 2014 resulted primarily from $0.4 million of loans placed on non-accrual status and a $0.4 million increase in 90+ past due status. This increase was offset in part by $0.1 million in payoffs and charge offs and $0.5 million in loans reinstated to accrual status.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Residential 1-4 family	$2,589	$1,525
Residential 5+ multifamily	90	—
Home equity credit	630	402
Commercial	1,558	1,857
Farm land	384	384
Vacant land	2,865	2,870
Real estate secured	8,116	7,038
Commercial and industrial	20	134
Consumer	22	—
Non-accruing loans	8,158	7,172
Accruing loans past due 90 days and over	453	—
Non-performing loans	8,611	7,172
Real estate acquired in settlement of loans	333	377
Non-performing assets	$8,944	$7,549

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Current	$597	$1,274
Past due 001-029 days	23	241
Past due 030-059 days	53	134
Past due 060-089 days	934	254
Past due 090-179 days	2,125	588
Past due 180 days and over	4,879	4,681
Total non-performing loans	$8,611	$7,172

At September 30, 2014, 6.93% of non-performing loans were current with respect to loan payments, compared with 17.76% at December 31, 2013. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) on which Salisbury has initiated a foreclosure action that is further discussed in Item 1 of Part II, Legal Proceedings. The balance of the allowance for loan losses at September 30, 2014 represented 62.5% of the balance of non-performing loans as compared with 65.3% at December 31, 2013. However, it should be noted that during this period, past due loans decreased $1.7 million to 2.0% of total loans as compared to 2.5% of total loans at December 31, 2013.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.3 million during 2014 to $10.6 million, or 2.28% of gross loans receivable at September 30, 2014, from $10.3 million, or 2.32% of gross loans receivable at December 31, 2013.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Residential 1-4 family	$4,573	$4,956
Home equity credit	48	48
Vacant land	217	225
Commercial	3,276	2,691
Real estate secured	8,114	7,920
Personal/Consumer	—	22
Commercial and industrial	566	558
Accruing troubled debt restructured loans	8,680	8,500
Residential 1-4 family	1,230	999
Home equity credit	104	40
Commercial	428	608
Real estate secured	1,762	1,647
Personal/Consumer	22	—
Commercial and industrial	145	106
Non-accrual troubled debt restructured loans	1,929	1,753
Troubled debt restructured loans	$10,609	$10,253

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Current	$7,606	$6,559
Past due 1-29 days	1,074	1,490
Past due 30-59 days	—	95
Past due 60-89 days	—	356
Accruing troubled debt restructured loans	8,680	8,500
Current	431	999
Past due 1-29 days	23	241
Past due 30-59 days	39	64
Past due 60-89 days	457	—
Past due 90-179 days	744	449
Past due 180 days and over	235	—
Non-accrual troubled debt restructured loans	1,929	1,753
Total troubled debt restructured loans	$10,609	$10,253

At September 30, 2014, 75.75% of troubled debt restructured loans were current with respect to loan payments, as compared with 73.72% at December 31, 2013.

Past Due Loans

Loans past due 30 days or more decreased $1.7 million during 2014 to $9.3 million, or 1.99% of gross loans receivable at September 30, 2014, compared with $11.0 million, or 2.50% of gross loans receivable at December 31, 2013.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Past due 030-059 days	$313	$2,535
Past due 060-089 days	982	2,840
Past due 090-179 days	453	—
Accruing loans	1,748	5,375
Past due 030-059 days	53	133
Past due 060-089 days	934	254
Past due 090-179 days	1,672	588
Past due 180 days and over	4,879	4,681
Non-accrual loans	7,538	5,656
Total loans past due 30 days or greater	$9,286	$11,031

Potential Problem Loans

Potential problem loans increased $0.6 million during the first nine months of 2014 to $9.7 million, or 2.09% of gross loans receivable at September 30, 2014, compared with $9.1 million, or 2.06% of gross loans receivable at December 31, 2013.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Residential 1-4 family	$2,839	$1,528
Residential 5+ multifamily	975	975
Construction of residential 1-4 family	—	—
Home equity credit	786	890
Residential real estate	4,600	3,393
Commercial	3,665	4,036
Construction of commercial	450	589
Commercial real estate	4,115	4,625
Farm land	723	751
Vacant land	67	44
Real estate secured	9,505	8,813
Commercial and industrial	226	288
Consumer	6	15
Other classified loans receivable	$9,737	$9,116

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Current	$6,423	$7,646
Past due 001-029 days	2,976	189
Past due 030-059 days	122	298
Past due 060-089 days	216	983
Past due 090-179 days	—	—
Total potential problem loans	$9,737	$9,116

At September 30, 2014, 65.96% of potential problem loans were current with respect to loan payments, as compared with 83.87% at December 31, 2013.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Including the acquisition of approximately $18.2 million in deposits in connection with the Sharon, Connecticut branch acquisition completed in June, 2014, deposits increased $44.9 million during 2014 to $522.3 million at September 30, 2014, from $477.4 million at December 31, 2013, and increased $42.4 million year-over-year from $479.9 million at September 30, 2013. Retail repurchase agreements increased $3.9 million during 2014 to $6.5 million at September 30, 2014, compared with $2.6 million at December 31, 2013, and increased $2.6 million year-over-year compared with $3.9 million at September 30, 2013.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $1.2 million during 2014 to $29.2 million at September 30, 2014, from $30.4 million at December 31, 2013, and decreased $1.6 million year-over-year from $30.8 million at September 30, 2013. The decreases were due to amortizing payments of advances.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At September 30, 2014, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 24.96%, up from 16.33% at December 31, 2013. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2014 provided net cash of $4.1 million. Investing activities provided net cash of $4.1 million, principally from cash and cash equivalents of $17.5 million related to the acquisition of the Sharon, CT branch and proceeds from calls and maturities of securities available-for-sale of $11.7 million, offset by $24.7 million of net loan originations and principal collections. Financing activities provided net cash of $27.9 million, principally due to a net increase of $30.6 million in deposits and repurchase agreements, offset by pay downs of FHLBB advances and common and preferred stock dividends paid.

At September 30, 2014, Salisbury had outstanding commitments to fund new loan originations of $15.3 million and unused lines of credit of $67.3 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals. Additional liquidity is being carried on the balance sheet in anticipation of the closing of the previously announced merger with Riverside Bank.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2014 and 2013

OVERVIEW

During the third quarter of 2014, Salisbury made significant progress in implementing strategic initiatives to enhance its market presence in New York State:

•	During the third quarter of 2014, the bank continued merger related planning.
•	On October 29, 2014, shareholders of Riverside Bank and Salisbury voted to approve the merger.
•	State and federal regulators approved the merger on November 5, 2014 and November 3, 2014, respectively. The merger is expected to close before end of year 2014.

Net income available to common shareholders was $728,000, or $0.43 per common share, for the quarter ended September 30, 2014 (third quarter 2014), versus $926,000, or $0.54 per common share, for the quarter ended June 30, 2014 (second quarter 2014), and $976,000, or $0.57 per common share, for the quarter ended September 30, 2013 (third quarter 2013).

•	Earnings per common share of $0.43 decreased $0.11, or 20.4%, as compared to $0.54 for the second quarter 2014, and decreased $0.14, or 24.6%, as compared to third quarter 2013.

•	Excluding non-recurring third quarter after tax expenses of $165,000 and similar second quarter non-recurring expenses of $83,000 (after taxes) substantially related to professional fees which were incurred in conjunction with strategic initiatives during the second and third quarter 2014 respectively (non-GAAP):
o	Third quarter 2014 earnings per common share would have been $0.52, representing a decrease of $0.07 versus second quarter 2014, and a decrease of $0.05, versus third quarter 2013.
o	Third quarter 2014 net income available to common shareholders would have decreased $115,000, or 11%, versus an adjusted second quarter 2014 and would have decreased $83,000, or 9%, versus third quarter 2013.
o	Third quarter 2014 non-interest expense would have decreased $67,000, or 2%, versus an adjusted second quarter 2014 and would have increased $268,000, or 6%, versus third quarter 2013.
34

•	The net interest margin decreased 35 basis points versus second quarter 2014 and decreased 12 basis points versus third quarter 2013. The decline in net interest margin is attributable to a number of factors including:
o	Higher balances, $34 million on average as compared with the prior quarter, of interest bearing demand deposits with other banks is a result of our branch acquisition and seasonal deposit flows. This additional liquidity is being carried on the balance sheet in anticipation of the closing of the previously announced merger with Riverside Bank;
o	A change in the timing of the recognition of collected loan origination fees;
o	Market rates on newly originated loans being lower than that of the portfolio, a result of the continued overall lower rate and competitive environment.
•	Net loans receivable increased $5.3 million during third quarter 2014 to $461.9 million at September 30, 2014, from $456.6 million at June 30, 2014, and increased $41.6 million from $420.3 million at September 30, 2013.

•	Provision for loan losses for third quarter 2014 was $318,000 versus $314,000 for the second quarter 2014 and $240,000 for third quarter 2013. Net loan charge-offs were $36,000, versus $106,000 for second quarter 2014 and $215,000 for third quarter 2013.

•	Tax equivalent net interest and dividend income decreased $152,000, or 2.9%, versus second quarter 2014, and increased $108,000, or 2.2%, versus third quarter 2013.

Net Interest Income

Tax equivalent net interest and dividend income for third quarter 2014 decreased $152,000, or 2.9%, versus second quarter 2014, and increased $108,000, or 2.2%, versus third quarter 2013. Average total interest bearing deposits increased $29.2 million as compared with second quarter 2014 and increased $15.7 million as compared with third quarter 2013. Average earning assets increased $39.1 million as compared with second quarter 2014 and increased $31.2 million as compared with third quarter 2013. The net interest margin on a tax equivalent basis decreased from 3.74% at second quarter 2014 to 3.39% and decreased 12 basis points versus third quarter 2013 from 3.51%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Loans (a)(d)	$465,073	$424,897	$4,768	$4,581	4.08%	4.31%
Securities (c)(d)	83,793	102,361	956	1,131	4.56	4.42
FHLBB stock	3,813	5,340	17	5	1.82	0.38
Short term funds (b)	44,483	33,345	24	22	0.22	0.26
Total interest-earning assets	597,162	565,943	5,765	5,739	3.85	4.05
Other assets	42,489	35,989
Total assets	$639,651	$601,932
Interest-bearing demand deposits	$84,711	$83,271	66	71	0.31	0.34
Money market accounts	134,803	132,480	79	84	0.23	0.25
Savings and other	121,226	107,665	56	56	0.18	0.20
Certificates of deposit	85,464	87,088	178	247	0.83	1.13
Total interest-bearing deposits	426,204	410,504	379	458	0.35	0.44
Repurchase agreements	6,291	3,943	3	2	0.19	0.20
Capital lease	424	—	12	—	11.04	0.00
FHLBB advances	29,355	30,935	296	312	3.94	3.94
Total interest-bearing liabilities	462,274	445,382	690	772	0.59	0.69
Demand deposits	97,735	82,573
Other liabilities	4,084	3,049
Shareholders’ equity	75,558	70,928
Total liabilities & shareholders’ equity	$639,651	$601,932
Net interest and dividend income			$5,075	$4,967
Spread on interest-bearing funds					3.26	3.36
Net interest margin (e)					3.39	3.51
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $321,000 and $308,000, respectively for 2014 and 2013 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2014 versus 2013
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$423	$(236)	$187
Securities	(209)	34	(175)
FHLBB stock	(4)	16	12
Short term funds	7	(5)	2
Total	217	(191)	26
Interest-bearing liabilities
Deposits	5	(84)	(79)
Repurchase agreements	1	—	1
Capital lease	6	6	12
FHLBB advances	(16)	—	(16)
Total	(4)	(78)	(82)
Net change in net interest and dividend income	$221	$(113)	$108

Interest Income

Tax equivalent interest income increased $108,000 to $5.1 million for third quarter 2014 as compared with third quarter 2013.

Tax equivalent loan income increased $187,000, or 4.1%, primarily due to a $40.2 million, or 9.5%, increase in average loans, partially offset by a 23 basis point decrease in the average loan yield.

Tax equivalent securities income decreased $175,000, or 15.5%, for third quarter 2014 as compared with third quarter 2013, primarily due to a $18.6 million, or 18.1%, decrease in average volume due to calls and prepayments of mortgage backed securities, and partially offset by a 14 basis point increase in average yield.

Interest Expense

Interest expense decreased $82,000, or 10.6%, to $0.7 million for third quarter 2014 as compared with third quarter 2013.

Interest on deposit accounts and retail repurchase agreements decreased $78,000, or 17.0%, as a result of lower average rates, down 9 basis points on deposits and 1 basis point on repurchase agreements, partially offset by a $15.7 million, or 3.8%, decrease in the average balance of deposits. The lower average rate resulted from the effect of currently lower market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $16,000 as a result of lower average borrowings, down $1.6 million as compared with third quarter 2013.

Provision and Allowance for Loan Losses

The provision for loan losses was $318,000 for third quarter 2014, compared with $240,000 for third quarter 2013. Net loan charge-offs were $36,000 and $215,000, for the respective quarters. The following table sets forth changes in the allowance for loan losses:

	Three months		Nine months
Periods ended September 30, (dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$5,102	$4,631	$4,683	$4,360
Provision for loan losses	318	240	969	876
Charge-offs
Real estate mortgages	(52)	(201)	(299)	(549)
Commercial and industrial	—	—	(1)	(4)
Consumer	(3)	(23)	(18)	(47)
Total charge-offs	(55)	(224)	(318)	(600)
Recoveries
Real estate mortgages	16	—	18	6
Commercial and industrial	1	—	14	—
Consumer	2	9	18	14
Total recoveries	19	9	50	20
Net charge-offs	(36)	(215)	(268)	(580)
Balance, end of period	$5,384	$4,656	$5,384	$4,656
Loans receivable, gross			$466,094	$423,813
Non-performing loans			8,611	9,166
Accruing loans past due 30-89 days			1,295	5,093
Ratio of allowance for loan losses:
to loans receivable, gross			1.15%	1.10%
to non-performing loans			62.52	50.80
Ratio of non-performing loans to loans receivable, gross			1.84	2.16
Ratio of accruing loans past due 30-89 days to loans receivable, gross			0.28	1.20

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 1.15% at September 30, 2014 compared to 1.10% at September 30, 2013.

During the third quarter of 2014, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) at $8.6 million, improved slightly at 1.84% of gross loans receivable at September 30, 2014 compared to 2.16% at September 30, 2013. Accruing loans past due 30-89 days decreased $3.8 million to $1.3 million, or 0.28% of gross loans receivable from 1.20% at September 30, 2013. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

	Collectively evaluated		Individually evaluated		Total portfolio
September 30, 2014 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$439,458	$3,112	$61	$21	$439,519	$3,133
Potential problem loans	9,725	522	12	—	9,737	522
Impaired loans	—	—	16,838	1,156	16,838	1,156
Unallocated allowance	—	573	—	—	—	573
Totals	$449,183	$4,207	$16,911	$1,177	$466,094	$5,384
	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2013 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$416,734	$2,835	$157	$69	$416,891	$2,904
Potential problem loans	8,687	282	429	19	9,116	301
Impaired loans	—	—	15,672	1,053	15,672	1,053
Unallocated allowance	—	425	—	—	—	425
Totals	$425,421	$3,542	$16,258	$1,141	$441,679	$4,683

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended September 30, 2014.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2014.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Trust and wealth advisory fees	$791	$750	$41	5.47%
Service charges and fees	639	595	44	7.39
Gains on sales of mortgage loans, net	—	69	(69)	(100.00)
Mortgage servicing, net	41	(37)	78	210.81
Other	82	82	—	—
Total non-interest income	$1,553	1,459	$94	6.44%

Non-interest income increased $94,000, or 6.4%, versus third quarter 2013. Trust and wealth advisory revenues increased $41,000 versus third quarter 2013. The year-over-year revenue increase results from growth in managed assets and estate settlements in third quarter 2014. Service charges and fees increased $44,000 versus third quarter 2013 due to higher volume of interchange fees and loan servicing fees implemented in 2014. Income from sales and servicing of mortgage loans in the third quarter increased $78,000 as compared to the third quarter 2013 due to fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loan sales totaled $1.4 million for third quarter 2014, and $2.2 million for third quarter 2013. Third quarter 2014 and third quarter 2013 included amortization on mortgage servicing rights of $55,000 and $101,000, respectively. Other income includes income from bank owned life insurance and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Salaries	$1,980	$1,922	$58	3.02%
Employee benefits	697	693	4	0.57
Premises and equipment	728	622	106	17.04
Data processing	420	358	62	17.32
Professional fees	441	306	135	44.12
Collections and OREO	77	74	3	4.05
FDIC insurance	119	111	8	7.21
Marketing and community support	115	99	16	16.16
Amortization of intangible assets	75	56	19	33.93
Other	456	402	54	13.43
Non-interest expense	$5,108	$4,643	$465	10.15%

Non-interest expense for third quarter 2014 increased $465,000 versus third quarter 2013. Salaries and employee benefits increased $62,000 versus third quarter 2013. The year-over-year growth includes annual increases and higher medical insurance expense due to increased employee participation. Premises and equipment increased $106,000 versus third quarter 2013. The year-over-year increase is mainly due to the opening of the Great Barrington, Massachusetts branch, the acquisition and consolidation of the Sharon branch and related renovation expense. Data processing increased $62,000 versus third quarter 2013 mainly due to the Sharon, Connecticut branch acquisition conversion and the errors related to communication circuit billings. Professional fees increased $135,000 versus third quarter 2013. Third quarter 2014 included legal and consulting expenses related to strategic initiatives. Collections and OREO expense increased $3,000 versus third quarter 2013. Salisbury had $333,000 in foreclosed property at September 30, 2014. FDIC insurance increased $8,000 versus third quarter 2013. Remaining operating expenses increased $89,000 versus third quarter 2013 due primarily to increases in other administrative and operational expenses and expenses related to strategic initiatives.

Income Taxes

The effective income tax rates for third quarter 2014 and third quarter 2013 were 12.8% and 17.7%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The third quarter 2014 results include certain one-time expenses related to strategic initiatives, which are non-deductible for tax purposes.  (Excluding these expenses, the effective tax rate for the quarter would have been 10.5%). Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

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

For the nine month periods ended September 30, 2014 and 2013

Overview

During the first three calendar quarters of 2014, Salisbury made significant progress in implementing strategic initiatives to enhance its market presence in each of the three states in which it operates:

•	In May 2014, the Bank opened a new branch in Great Barrington, Massachusetts.
•	In June 2014, the Bank completed the previously announced acquisition of a branch and the related deposits of another bank located in Sharon, Connecticut. Operations of our existing Sharon, Connecticut branch were consolidated into this new location.
•	During the second quarter of 2014, the Bank filed applications with state and federal bank regulators in connection with its previously announced plans to acquire Riverside Bank of Poughkeepsie, New York. Such acquisition is expected to be completed by year-end 2014.
•	On October 29, 2014, shareholders of Riverside Bank and Salisbury voted to approve the merger, and state and federal regulators approved the merger on November 5, 2014 and November 3, 2014, respectively,

Net income available to common shareholders was $2,159,000, or $1.26 per common share, for the nine month period ended September 30, 2014 (nine month period 2014), compared with $2,982,000, or $1.75 per common share, for the nine month period ended September 30, 2013 (nine month period 2013).

•	Earnings per common share of $1.26 decreased $0.49, or 28.0%, as compared to $1.75 for the nine month period 2013.
•	Earnings per common share for the nine months ended September 30, 2014, excluding non-recurring expenses related to strategic initiatives of $533,000, (after tax) or $0.34 per share would have been $1.57 per share for the nine month period.
•	Excluding such non-recurring expenses of $533,000 (after taxes) substantially related to professional fees which were incurred in conjunction with strategic initiatives during the first nine months of 2014 (non-GAAP):
•	Nine month earnings per common share would have been $1.57, representing a decrease of $0.18 versus nine month period 2013.
•	Nine month net income available to common shareholders would have decreased $290,000, or 9.7%, versus nine month period 2013.
•	Nine month 2014 non-interest expense would have increased $741,000, or 5.3%, versus nine month period 2013.
•	The net interest margin increased 8 basis points versus nine months 2013.
•	Net loans receivable increased $41.6 million, or 9.9%, from September 30, 2013.
•	Provision for loan losses was $969,000 for the nine month period 2014 and $876,000 for the nine month period 2013. Net loan charge-offs were $268,000, versus $580,000 for nine month periods 2014 and 2013 respectively.
•	Tax equivalent net interest and dividend income increased $595,000, or 4.0%, versus September 30, 2013.

Net Interest Income

Tax equivalent net interest and dividend income for nine month period 2014 increased $595,000, or 4.0%, versus nine month period 2013. The net interest margin increased 8 basis points to 3.61% from 3.53%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Loans (a)	$456,120	$414,050	$14,297	$13,600	4.17%	4.38%
Securities (c)(d)	88,146	109,857	3,028	3,514	4.58	4.26
FHLBB stock	4,621	5,443	57	16	1.65	0.39
Short term funds (b)	19,352	30,606	30	58	0.21	0.25
Total interest earning assets	568,239	559,956	17,412	17,188	4.08	4.09
Other assets	39,956	38,605
Total assets	$608,195	$598,561
Interest-bearing demand deposits	$81,504	$73,589	199	210	0.33	0.38
Money market accounts	126,275	130,829	211	260	0.22	0.27
Savings and other	114,983	106,710	153	162	0.18	0.20
Certificates of deposit	82,886	90,081	517	804	0.83	1.19
Total interest-bearing deposits	405,648	401,209	1,080	1,436	0.36	0.48
Repurchase agreements	4,070	2,769	5	4	0.17	0.20
Capital lease	425	—	29	—	9.18	0.00
FHLBB advances	30,640	31,318	891	936	3.84	3.94
Total interest-bearing liabilities	440,783	435,296	2,005	2,376	0.61	0.73
Demand deposits	88,736	88,023
Other liabilities	3,885	3,198
Shareholders’ equity	74,791	72,044
Total liabilities & shareholders’ equity	$608,195	$598,561
Net interest and dividend income			$15,407	$14,812
Spread on interest-bearing funds					3.47	3.36
Net interest margin (e)					3.61	3.53
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $973,000 and $915,000, respectively for 2014 and 2013 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2014 versus 2013
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,350	$(653)	$697
Securities	(720)	234	(486)
FHLBB stock	(6)	47	41
Short term funds	(19)	(9)	(28)
Total	605	(381)	224
Interest-bearing liabilities
Deposits	(30)	(326)	(356)
Repurchase agreements	2	(1)	1
Capital lease	15	14	29
FHLBB advances	(20)	(25)	(45)
Total	(33)	(338)	(371)
Net change in net interest and dividend income	$638	$(43)	$595

Interest Income

Tax equivalent interest income increased $224,000, or 1.3%, to $17.4 million for nine month period 2014 versus nine month period 2013.

Tax equivalent loan income increased $697,000, or 5.1%, primarily due to a $42.1 million, or 10.2%, increase in average loans, offset in part by a 21 basis points decline in the average loan yield.

Tax equivalent securities income decreased $486,000, or 13.8%, primarily due to a $21.7 million, or 19.8%, decrease in average volume, offset in part by a 32 basis points increase in the average yield. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed-securities.

Interest Expense

Interest expense decreased $371,000, or 15.6%, to $2.0 million for nine month period 2014 versus nine month period 2013.

Interest on deposit accounts and retail repurchase agreements decreased $355,000, or 24.7%, as a result of lower average rates, down 12 and 3 basis points, respectively. Decreased rates were offset in part by an increase in the average balance of deposits and repurchase agreements of $4.4 million and $1.3 million, respectively. The lower average rates resulted from the effect of lower market interest rates on rates paid and changes in product mix.

Interest expense on FHLBB borrowings decreased $45,000 as a result of lower average borrowings, down $678,000, and a lower average borrowing rate, down 10 basis points, due to scheduled maturities that were not replaced with new advances.

Provision and Allowance for Loan Losses

The provision for loan losses was $969,000 for the nine month period 2014 and $876,000 for the nine month period 2013. Net loan charge-offs were $268,000 and $580,000, for the respective periods.

Reserve coverage at September 30, 2014, as measured by the ratio of allowance for loan losses to gross loans, remained substantially unchanged at 1.15%, as compared with 1.10% a year ago at September 30, 2013. During the first nine months of 2014, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.4 million to $8.6 million. Such amount represents 1.84% of gross loans receivable, a decrease from 2.16% at September 30, 2013. At September 30, 2014 accruing loans past due 30-89 days decreased $3.8 million to $1.3 million, or 0.28% of gross loans receivable from 1.20% at September 30, 2013. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Trust and wealth advisory fees	$2,509	$2,299	$210	9.13%
Service charges and fees	1,807	1,687	120	7.11
Gains on sales of mortgage loans, net	43	501	(458)	(91.42)
Mortgage servicing, net	80	(3)	83	2,766.66
Other	234	251	(17)	(6.77)
Total non-interest income	$4,673	$4,735	$(62)	(1.31)%

Non-interest income for the nine month period 2014 decreased $62,000 versus nine month period 2013. Trust and Wealth Advisory revenues increased $210,000 from growth in managed assets, new business, and higher fees collected in 2014. Service charges and fees increased $120,000 due primarily to higher interchange fees resulting from increased volume and a change in checking and loan service charge fees. Income from sales and servicing of mortgage loans decreased $458,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $3.5 million for nine month period 2014 and $15.9 million for nine month period 2013. Nine month period 2014 and 2013 included mortgage servicing valuation increases of $6,000 and $261,000 respectively. Nine month period 2014 and nine month period 2013 included amortization on mortgage servicing rights of $220,000 and $298,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2014	2013	2014 vs. 2013
Salaries	$5,776	$5,508	$268	4.87%
Employee benefits	2,176	2,140	36	1.68
Premises and equipment	2,102	1,789	313	17.50
Data processing	1,254	1,145	109	9.52
Professional fees	1,485	996	489	49.10
Collections and OREO	298	305	(7)	(2.30)
FDIC insurance	340	350	(10)	(2.86)
Marketing and community support	355	326	29	8.90
Amortization of intangible assets	193	167	26	15.57
Other	1,307	1,232	75	6.09
Non-interest expense	$15,286	$13,958	$1,328	9.51%

Non-interest expense for nine month period 2014 increased $1,328,000 versus nine month period 2013. Salaries and benefits increased $304,000 primarily due to changes in staffing levels and mix and annual salary increases. Premises and equipment increased $313,000 due primarily to the opening of the Great Barrington, Massachusetts branch, the acquisition, consolidation and related renovations of the Sharon branch and renovations to the Lakeville branch.

Data processing increased $109,000 due primarily to conversion expenses related to the acquisition of the Sharon branch. Professional fees increased $489,000 due primarily to higher legal and consulting fees associated with strategic initiatives in 2014. Collections and OREO expense decreased $7,000 due primarily to lower appraisal and inspection expenses and lower OREO expenses, offset in part by higher legal collection fees. Salisbury had one foreclosed property at September 30, 2014. FDIC insurance decreased $10,000. Marketing and community support increased $29,000 due primarily to the opening of the Great Barrington, Mass. branch and the acquisition of the Sharon branch. Other operating expenses increased $75,000 due to higher other administrative and operational expenses.

Income taxes

The effective income tax rates for nine month period 2014 and nine month period 2013 were 19.88% and 18.30%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

CAPITAL RESOURCES

Shareholders’ equity was $75.5 million at September 30, 2014, up $2.7 million from December 31, 2013. Book value and tangible book value per common share were $34.74 and $28.50, respectively, compared with $33.21 and $27.12, respectively, at December 31, 2013. Contributing to the increase in shareholders’ equity for year-to-date 2014 was net income of $2.3 million and an increase in other comprehensive income of $1.8 million, partially offset by common and preferred stock dividends of $1.6 million and stock issuance of $0.2 million. Accumulated other comprehensive income as of September 30, 2014 consists of unrealized gains on securities available-for-sale, net of tax, of $2.3 million and unrecognized pension plan benefits, net of tax, of $0.6 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended September 30, 2014 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

	Well	September 30, 2014		December 31, 2013
	capitalized	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	10.00%	16.27%	13.77%	16.46%	13.87%
Tier 1 Capital (to risk-weighted assets)	6.00	14.87	12.38	15.20	12.63
Tier 1 Capital (to average assets)	5.00	9.85	8.26	10.65	8.96

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

Dividends

During the three month period ended September 30, 2014, Salisbury paid $40,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $480,000 in common stock dividends.

On October 31, 2014, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 28, 2014 to shareholders of record on November 14, 2014. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

ADDITIONAL INFORMATION AND WHERE TO FIND IT

In connection with the proposed acquisition of Riverside Bank (“proposed transaction”), Salisbury filed with the SEC a Registration Statement on Form S-4 that included a proxy statement of Salisbury and Riverside Bank and a prospectus of Salisbury, as well as other relevant documents concerning the proposed transaction. SHAREHOLDERS OF SALISBURY AND RIVERSIDE BANK ARE URGED TO READ CAREFULLY THE REGISTRATION STATEMENT AND JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION IN ITS ENTIRETY AND ANY OTHER DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY CONTAIN IMPORTANT INFORMATION. Investors and shareholders of Salisbury and Riverside Bank may obtain a free copy of the joint proxy statement/prospectus containing information about Salisbury and Riverside Bank, as well as other filings containing information about Salisbury, at the SEC’s website at www.sec.gov. The joint proxy statement/prospectus and the other filings may also be obtained free of charge at Salisbury’s website at www.salisburybank.com.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2014 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

The ALCO reviews the simulation results to determine whether Salisbury’s exposure to change in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Salisbury’s tolerance levels for changes in net interest income in its income simulations vary depending on the magnitude of interest rate changes and level of risk-based capital. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where interest rates remain stable over the forecast horizon. The ALCO also evaluates the directional trends of net interest income, net interest margin and other financial measures over the forecast horizon for consistency with its liquidity, capital adequacy, growth, risk and profitability targets.

The ALCO uses four interest rate scenarios to evaluate interest rate risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2014 the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates - immediate parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 118 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with gradually rising interest rates – gradual non-parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 150 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2014, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2014:

As of September 30, 2014	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(6.40)%	2.35%
Immediately falling interest rates (static growth assumptions)	(0.88)	(3.71)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(9.59)	(0.25)

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

As of September 30, 2014 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(51)	$(101)
U.S. Government agency notes	(4)	(55)
Municipal bonds	(1,274)	(2,623)
Mortgage-backed securities	(930)	(1,936)
Collateralized mortgage obligations	(222)	(471)
SBA pools	(6)	(11)
Total available-for-sale debt securities	$(2,487)	$(5,197)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2014.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

On June 25, 2012, the Bank and John R. Christophersen entered into a Settlement Agreement, which resolved all differences between John R. Christophersen and the Bank and resulted in the withdrawal (with prejudice) of the claims made by John R. Christophersen.  All claims against the Bank have been withdrawn and the Bank is no longer a defendant or counterclaim defendant in any litigation involving the Actions.  As an additional consequence of the Settlement Agreement, Bonnie Christophersen, Elena Dreiske and People’s United Bank are no longer parties to any of the litigation referenced above.

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

In a decision issued on June 2, 2014, the Court dismissed Erling Christophersen’s special defense, and made findings as to the amount of the debt owed by Erling Christophersen and the value of the property, reserving judgment on whether to order a strict foreclosure or foreclosure by sale pending a hearing on the amount of attorneys’ fees accrued, and the debt accrued since the commencement of the trial.  That hearing was held on July 29, 2014.  On July 25, 2014, Erling Christophersen moved to disqualify the Bank’s counsel, seeking, in part, the remedy of a new trial.  The Court denied that motion in a decision dated July 30, 2014.  On August 5, 2014, the Court issued a Judgment of Strict Foreclosure (the “Judgment”) in favor of the Bank and set September 16, 2014 as the Law Day, which is the final date fixed by the Court on which the debtor can pay off the debt or redeem the real property, with subsequent dates for subsequent encumbrances in inverse order of priority.

On September 15, 2014, Christophersen moved to open the Judgment, which motion was denied by order of the Court dated September 30, 2014.  On October 3, 2014, Christophersen filed an Appeal of the Judgment and of the denial of his motion to reopen.   Salisbury Bank moved to dismiss the Appeal on October 24, 2014, on grounds that Christophersen cannot represent the Trust as he is not an attorney, and that Christophersen in his individual capacity does not have any interest in this appeal.  Execution of the Court’s Judgment is stayed during the pendency of the Appeal.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS
Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by referenced to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 19, 2009).
10.2	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.3	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.4	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.5	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.6	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 28, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

November 14, 2014	by:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 14, 2014	by:	/s/ Donald E. White
Donald E. White
Executive Vice President and Chief Financial Officer

