Form 10-K
period 2014-12-31
SALISBURY BANCORP INC
filed 2015-03-30
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014 was $51.4 million based on the closing sales price of $30.01 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2015, was 2,727,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 20, 2015, which will be filed within 120 days of fiscal year ended December 31, 2014, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain and incorporates by reference statements relating to future results of Salisbury Bancorp, Inc. and its Subsidiary, Salisbury Bank and Trust Company ("Salisbury"), that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within Salisbury’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s financial position and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

Item 1.	BUSINESS

Salisbury Bancorp, Inc.

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury’s common stock is traded on the NASDAQ Capital Market under the symbol “SAL.” Salisbury's principal business consists of its operation and control of the business of the Bank.

The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of thirteen banking offices and nine ATMs located in: Litchfield County, Connecticut; Dutchess and Orange County, New York; and Berkshire County, Massachusetts and through its internet website (www.salisburybank.com).

In December 2014, the Bank completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial lending focus to Salisbury’s New York market presence.

Abbreviations Used Herein

Bank	Salisbury Bank and Trust Company	FRA	Federal Reserve Act
BHC	Bank Holding Company	FRB	Federal Reserve Board
BHCA	Bank Holding Company Act	GAAP	Generally Accepted Accounting Principles in the United States of America
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act
CFPB	Consumer Financial Protection Bureau	LIBOR	London Interbank Offered Rate
CPP	Capital Purchase Program	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act of 1977	OTTI	Other Than Temporarily Impaired
CTDOB	State of Connecticut Department of Banking	PIC	Passive Investment Company
Dodd- Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Salisbury	Salisbury Bancorp, Inc. and Subsidiary
ESOP	Employee Stock Ownership Plan	SBLF	Small Business Lending Fund
FACT Act	Fair and Accurate Credit Transactions Act	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOX	Sarbanes-Oxley Act of 2002
EESA	Economic Emergency Stabilization Act	TARP	Troubled Asset Relief Program
FDIC	Federal Deposit Insurance Corporation	Treasury	United States Department of the Treasury
FHLBB	Federal Home Loan Bank of Boston

Lending Activities

General

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in Connecticut’s Litchfield County, New York’s Dutchess, Orange and Ulster Counties and Massachusetts’ Berkshire County in towns proximate to the Bank’s thirteen full service offices.

Real estate secured the majority of the Bank’s loans as of December 31, 2014, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters. Loan portfolios acquired in business combinations include commercial loans acquired with Riverside Bank.

Residential Real Estate Loans

A principal lending activity of the Bank is to originate loans secured by first mortgages on one-to-four family residences. The Bank typically originates residential real estate loans through employees who are commissioned licensed mortgage originators (in accordance with the mortgage lending compensation guidelines issued by the CFPB). The Bank originates both fixed rate and adjustable rate mortgages.

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

Commercial Real Estate Loans

The Bank makes commercial real estate loans for the purpose of allowing borrowers to acquire, develop, construct, improve or refinance commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields, which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in interest rates. These loans typically have terms/amortizations of up to ten and twenty five years, respectively, and interest rates, which adjust over periods of three to ten years, based on one of various rate indices.

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

Construction Loans

The Bank originates both residential and commercial construction loans. Typically, loans are made to owner-borrowers who will occupy the properties as either their primary or secondary residence and to licensed and experienced developers for the construction of single-family homes or commercial properties.

The proceeds of commercial construction loans are disbursed in stages. Bank officers, appraisers and/or independent engineers inspect each project’s progress before additional funds are disbursed to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. The typical construction phase is generally for twelve months.

Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner-occupants. The repayment of commercial construction loans depends on the business, the financial condition of the borrower, and on the economic viability of the project financed. Economic events and changes in government regulations, which the Bank and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and sell them for amounts anticipated at the time the projects commenced.

Commercial Loans

Commercial loans are generally made on a secured basis and are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Bank offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity if the amortization exceeds seven years. Revolving commercial lines of credit typically are renewable annually and have a floating rate of interest normally indexed to the prime rate as published in the Wall Street Journal.

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

Consumer Loans

The Bank originates various types of consumer loans, including home equity loans and lines of credit, auto and personal installment loans. Home equity loans and lines of credit are generally secured by second mortgages placed on one-to-four family owner-occupied properties. Home equity loans have fixed interest rates, while home equity lines of credit adjust based on the prime rate as published in the Wall Street Journal. Consumer loans are originated through the branch network with the exception of Home Equity Lines of Credit, which are originated by licensed Mortgage Lending Originator staff.

Credit Risk Management and Asset Quality

One of the Bank’s key objectives is to maintain a high level of asset quality. The Bank utilizes the following general practices to manage credit risk: ensuring compliance with prudent written policies; limiting the amount of credit that individual lenders may extend; establishing a process for credit approval accountability; careful initial underwriting and analysis of borrower, transaction, market and collateral risks; ongoing servicing of individual loans and lending relationships; continuous monitoring and risk rating of the portfolio, market dynamics and the economy; and periodically reevaluating the Bank’s strategy and overall exposure as economic, market and other relevant conditions change.

Credit Administration is responsible for determining loan loss reserve adequacy and preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to the Loan Committee to ensure compliance with the credit policy, and managing non-performing and classified assets as well as oversight of all collection activity. On a quarterly basis, the Loan Committee reviews commercial and commercial real estate loans that are risk rated as “Special Mention” or worse, focusing on the current status and strategies to improve the credit.

The Bank’s loan review activities are performed by an independent third party loan review firm that evaluates the creditworthiness of borrowers and the appropriateness of the Bank’s risk rating classifications. The firm’s findings are reported to Credit Administration, Senior Management, and the Board level Loan and Audit Committees.

Trust and Wealth Advisory Services

The Bank provides a range of fiduciary and trust services including general investment management, wealth advisory services to individuals, families and institutions, and estate administration and settlement services.

Securities

Salisbury’s securities portfolio is structured to diversify the earnings, assets and risk structure of Salisbury, provide liquidity consistent with both projected and potential needs, collateralize certain types of deposits, assist with maintaining a satisfactory net interest margin and comply with regulatory capital and liquidity requirements. Types of securities in the portfolio generally include U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations and tax exempt municipal bonds.

Sources of Funds

The Bank uses deposits, proceeds from loan and security maturities, repayments and sales, and borrowings to fund lending, investing and general operations. Deposits represent the Bank’s primary source of funds.

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Retail and commercial deposits are primarily received through the Bank’s banking offices. Additional depositor related services provided to customers include Landlord/Tenant Lease Security Accounts and Services, Merchant Services, Cash Management (ACH Origination, Wire Transfers and Positive Pay), ATM, Bank-by-Phone, Internet Banking, Internet Bill Pay, Person to Person Payments, Bank to Bank Transfers, Mobile Banking, and Online Financial Management with Account Aggregation Services.

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

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Bank’s deposits. Deposit generation is a key focus for the Bank as a source of liquidity and to fund continuing asset growth. Competition for deposits has been, and is expected to, remain strong.

Borrowings

The Bank is a member of the FHLBB, which provides credit facilities for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLBB are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of their FHLBB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLBB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLBB advances are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds is favorable as compared to deposits or alternate funding sources.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston.

Recent Acquisitions

On June 6, 2014, the Bank completed its purchase and assumption of the Sharon, Connecticut branch of Union Savings Bank, which included deposits of approximately $18 million at a premium of 2.32%. Operations of the Bank’s existing Sharon, Connecticut branch were consolidated into this new location. On December 5, 2014, the Bank completed its acquisition of all shares of common stock of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury’s New York market presence. Such transaction was valued at approximately $27 million. In the merger, Riverside Bank shareholders had a right to receive 1.35 shares of Salisbury Bancorp, Inc. common stock for each share of Riverside Bank common stock.

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

Employees

At December 31, 2014, the Bank had 152 full-time employees and 30 part-time employees. None of the employees were represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP and an employee 401(k) plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut’s Litchfield County. The Bank has a total of thirteen banking offices, four of which are located in Connecticut's Litchfield County; three of which are located in Massachusetts’ Berkshire County; five of which are located in New York’s Dutchess County, and one of which is located in New York’s Orange County. The Bank’s primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in these counties. The Bank also has deposit, lending and trust relationships outside of these areas.

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

Dividends

Salisbury’s dividends to shareholders are substantially dependent upon Salisbury’s receipt of dividends from the Bank. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should be a “source of strength” to its bank subsidiary and should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated its view that, generally, it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or if the dividend would violate applicable law or would be an unsafe or unsound banking practice.

Financial Modernization

GLBA permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” as defined in the FRB’s Regulation Y, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined to be permissible by statute or by the FRB and the Treasury. Salisbury is a registered financial holding company.

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

Dividends

The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the CTDOB approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may also limit a bank’s ability to pay dividends based upon safety and soundness considerations.

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

Enforcement Authority

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

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, and in some instances 200%, or assets subject to dollar-for-dollar capital requirements, with higher levels of capital being required for the categories perceived as representing greater risk.

To be considered “well capitalized,” banks are generally expected to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

As a bank holding company, Salisbury is subject to FRB capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks.

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

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

As of December 31, 2014, the Bank was “well capitalized.”

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

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank’s current annual assessment rate is approximately 8 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the deposit insurance funds during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

The FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the Dodd-Frank Act’s dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC's assessment rules. The FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act; made changes to assessment rates; implemented the Dodd-Frank Act’s DIF dividend provisions; and revised the risk-based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. Nearly all institutions with assets less than $10 billion, including the Bank, have benefited from a reduction in their assessments as a result of this final rule.

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote of executive compensation at least every three (3) years. The legislation also authorizes the SEC to prohibit broker discretion on any voting on election of directors, executive compensation matters, and any other significant matter.

The Dodd-Frank Act also adopts various mortgage lending and predatory lending provisions and requires loan originators to retain 5% of any loan sold and securitized, unless it is a “qualified residential mortgage,” which includes standard 30 and 15-year fixed rate loans.

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

In 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition.

Federal Reserve System

All depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements currently are assessed on the depository institution's net transaction accounts (mostly checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities.

For net transaction accounts in 2014, the first $13.3 million (which may be adjusted by the FRB) will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $13.3 million up to and including $89.0 million (which may be adjusted by the FRB). A 10% reserve ratio will be assessed on net transaction accounts in excess of $89.0 million (which may be adjusted by the FRB). The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank is in compliance with this requirement. At December 31, 2014, the Bank had FHLBB stock of $3.5 million and FHLBB advances of $28.8 million.

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

Salisbury elected to participate in Treasury’s SBLF program and on August 25, 2011, Salisbury sold to the Secretary of the Treasury $16 million of its Series B Preferred Stock under the SBLF program, and simultaneously repurchased all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program (CPP), a part of TARP. All of the proceeds from the sale of its Series B Preferred Stock are treated as Tier 1 capital for regulatory purposes.

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2014 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

Community Reinvestment Act and Fair Lending Laws

Salisbury has a responsibility under the CRA to help meet the credit needs of our communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against the Bank by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s most recent FDIC CRA rating was “satisfactory.”

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

Availability of Securities and Exchange Commission Filings

Salisbury makes available free of charge on its website (salisburybank.com) a link to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after such reports are electronically filed with or furnished to the SEC. Such reports filed with the SEC are also available on its website (www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about accessing company filings can be obtained by calling 1-800-SEC-0330. Information on Salisbury’s website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about Salisbury’s business and operations on its website. Copies of these filings may also be obtained from Salisbury free of charge upon request.

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential	19-20
II.	Investment Portfolio	25, 52-54
III.	Loan Portfolio	26-32, 55-64
IV.	Summary of Loan Loss Experience	21-23, 61-64
V.	Deposits	32, 66
VI.	Return on Equity and Assets	17
VII.	Short-Term Borrowings	32, 67

Item 1A.	RISK FACTORS

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

Fluctuations in economic conditions and collateral values could impact the adequacy of Salisbury’s allowance for loan losses.

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

If all, or a significant portion, of the unrealized losses in Salisbury’s portfolio of investment securities was determined to be other-than-temporarily impaired, Salisbury would recognize a material charge or its earnings and its capital ratios would be adversely impacted.

As of December 31, 2014, Salisbury had $2.1 million of after-tax unrealized gains associated with its portfolio of securities available-for-sale, compared with $0.4 million of after-tax unrealized gains at December 31, 2013. Fair values of securities are supplied by third-party sources.

Management must assess whether unrealized losses are other-than-temporary and relies on data supplied by third-party sources to do so. The determination of whether a decline in fair value is other-than-temporary considers numerous factors, many of which involve significant judgment.

To the extent that any portion of the unrealized losses in Salisbury’s portfolio of investment securities is determined to be other-than-temporarily impaired, Salisbury will recognize a charge to its earnings in the quarter during which such determination is made and its earnings and capital ratios will be adversely impacted. Salisbury did not recognize any other-than-temporary impairment losses in 2014.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2014, Salisbury had $12.6 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

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

Salisbury and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Salisbury’s lending practices, capital structure, investment practices, and dividend policy and growth, among other things. State and federal legislatures and regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Salisbury in substantial and unpredictable ways. Such changes could subject Salisbury to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Salisbury’s business, financial condition and results of operations. While Salisbury has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1 of this report for further information.

Salisbury’s stock price may be volatile.

Salisbury’s stock is inactively traded and its stock price may fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in quarterly operating results
•	Recommendations by securities analysts
•	New technology used, or services offered, by competitors
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Salisbury or Salisbury’s competitors
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions
•	Operating and stock price performance of other companies that investors deem comparable to Salisbury
•	News reports relating to trends, concerns and other issues in the financial services industry
•	Changes in government regulations
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts
•	Changes in the economic environment of the market areas the Bank serves

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

In addition, Salisbury relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communications and information exchange. Despite the safeguards instituted by Salisbury, any system is susceptible to a breach of security. In addition, Salisbury relies on the services of a variety of third party vendors to meet Salisbury’s data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Salisbury’s information systems or that of its vendors could damage Salisbury’s reputation, result in a loss of customer business or expose Salisbury to civil litigation and possible financial loss. Such costs and/or losses could materially impact Salisbury’s earnings.

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

The risks presented by recent or future acquisitions could adversely affect our financial condition and results of operations.

Our business strategy has included, and may continue to include, growth through acquisition from time to time. Any recent and future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things: our ability to realize anticipated cost savings; the difficulty of integrating operations and personnel; the loss of key employees; the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues; the inability of our management to maximize our financial and strategic position; the inability to maintain uniform standards, controls, procedures and policies; and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

Item 1B.	UNRESOLVED SEC STAFF COMMENTS

None.

Item 2.	PROPERTIES

Salisbury does not own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through twelve full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, Poughkeepsie, and Red Oaks Mill, New York. The Bank’s trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and five of its branch offices and currently leases seven branch offices.

The Company acquired one branch in Sharon, Connecticut from Union Savings Bank on June 6, 2014, and acquired four branches from Riverside Bank on December 5, 2014.

For additional information, see Note 7, “Bank Premises and Equipment,” and Note 18, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	-
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	-
Salisbury Office	18 Main Street, Salisbury, CT	Owned	-
Sharon Office	5 Gay Street, Sharon, CT	Leased	03/31/21
Canaan Operations	94 Main Street, Canaan, CT	Owned	-
Canaan Office	100 Main Street, Canaan, CT	Owned	-
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/10/16
Sheffield Office	640 North Main, Street, Sheffield, MA	Owned	-
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	4/30/29
Millerton Office	87 Main Street, Millerton, NY	Owned	-
Poughkeepsie Office	11 Garden Street, Poughkeepsie, NY	Owned	-
Fishkill Office	1004 Main Street, Fishkill, NY	Leased	12/31/20
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	7/31/23
Newburgh Office	52 Route 17K, Newburgh, NY	Leased	3/31/18
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	8/01/17

Item 3.	LEGAL PROCEEDINGS

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

The Actions involved a dispute over title to certain real property located in Westport, Connecticut that was conveyed by Erling Christophersen, as grantor, to the Trust on or about August 8, 2007.  Subsequent to this conveyance, the Bank loaned $3, 387,000 to the Trust, which was secured by a commercial mortgage in favor of the Bank on the Westport property.  This mortgage is the subject of the Foreclosure Action brought by the Bank.

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

On September 15, 2014, Christophersen moved to open the Judgment, which motion was denied by order of the Court dated September 30, 2014.  On October 3, 2014, Christophersen filed an Appeal of the Judgment and of the denial of his motion to reopen.   Salisbury Bank moved to dismiss the Appeal on October 24, 2014, on grounds that Christophersen cannot represent the Trust as he is not an attorney, and that Christophersen in his individual capacity does not have any interest in this appeal.  On December 17, 2014, the motion was granted in part and dismissed in part, but the decision is moot because counsel submitted an appearance on behalf of the Trust on December 29, 2014.

On January 20, 2015, Christophersen filed a motion for reconsideration, which motion was denied by order of the Appellate Court on February 10, 2015. After a pre-argument conference, which is scheduled for April 10, 2015, the parties will submit briefs to the court.  The court will then schedule oral arguments and render a decision thereafter.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASED OF EQUITY SECURITIES

Market Information

For the information required by this item see Note 24 – “Selected Quarterly Consolidated Financial Data (Unaudited)” of Notes to Consolidated Financial Statements.

Holders

There were approximately 2,131 holders of record of the common stock of Salisbury as of March 1, 2015. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Equity Compensation Plan Information

For the information required by this item see Note 15 – “Long Term Incentive Plan” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Dividends

For a discussion of Salisbury's dividend policy and restrictions on dividends see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption “Dividends.”

Item 6.	SELECTED FINANCIAL DATA

The following table contains certain information concerning the financial position and results of operations of Salisbury at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2014	2013	2012	2011	2010
Statement of Income
Interest and dividend income	$22,855	$21,750	$22,658	$24,044	$24,656
Interest expense	2,704	3,062	4,282	5,559	7,497
Net interest and dividend income	20,151	18,688	18,376	18,485	17,159
Provision for loan losses	1,134	1,066	1,070	1,440	1,000
Gains on securities, net	—	—	279	11	16
Trust and wealth advisory	3,295	3,074	2,945	2,548	2,102
Service charges and fees	2,473	2,298	2,189	2,090	2,006
Gains on sales of mortgage loans, net	64	579	1,596	687	816
Mortgage servicing, net	94	35	(21)	65	97
Other	326	319	326	255	270
Non-interest income	6,252	6,305	7,314	5,656	5,307
Non-interest expense	22,138	18,935	19,554	17,639	17,113
Income before income taxes	3,131	4,992	5,066	5,062	4,353
Income tax provision	610	909	989	950	693
Net income	2,521	4,083	4,077	4,112	3,660
Net income available to common shareholders	2,355	3,922	3,861	3,588	3,198
Financial Condition
Total assets	$855,427	$587,109	$600,813	$609,284	$575,470
Loans receivable, net	673,330	438,178	388,758	370,766	352,449
Allowance for loan losses	5,358	4,683	4,360	4,076	3,920
Securities	94,827	99,831	132,034	161,876	153,510
Deposits	715,426	477,369	491,215	471,306	430,289
Federal Home Loan Bank of Boston advances	28,813	30,411	31,980	54,615	72,812
Repurchase agreements	4,163	2,554	1,784	12,148	13,190
Total shareholders' equity	101,821	72,790	71,997	66,862	55,016
Non-performing assets	11,985	7,549	10,104	10,820	10,751
Per Common Share Data
Earnings, basic and diluted	$1.32	$2.30	$2.28	$2.12	$1.90
Cash dividends paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	25.83	27.12	26.85	23.69	20.81
Statistical Data
Net interest margin (taxable equivalent)	3.64%	3.57%	3.45%	3.51%	3.37%
Efficiency ratio (taxable equivalent)	78.41	70.70	69.38	68.16	71.51
Effective tax rate	19.49	18.21	19.49	18.80	15.92
Return on average assets	0.37	0.66	0.64	0.61	0.56
Return on average common shareholders' equity	3.88	7.01	7.22	7.26	6.93
Dividend payout ratio	81.43	48.83	49.02	52.70	59.09
Allowance for loan losses to loans receivable, gross	0.79	1.06	1.11	1.09	1.10
Non-performing assets to total assets	1.45	1.29	1.68	1.78	1.87
Tier 1 leverage capital	12.31	10.65	9.87	9.45	8.39
Total risk-based capital	14.27	16.46	16.63	15.97	13.91
Weighted average common shares outstanding, basic	1,764	1,691	1,690	1,689	1,687
Weighted average common shares outstanding, diluted	1,765	1,691	1,690	1,689	1,688

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from thirteen full-service offices in the towns of: Canaan, Lakeville, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and, Fishkill, Newburgh, Poughkeepsie, Red Oaks Mill, Dover Plains and Millerton, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut. In May 2014, the Bank established a new branch in Great Barrington, Massachusetts. In June 2014, the Bank acquired a branch office and related deposits from another institution in Sharon, Connecticut and consolidated its existing Sharon office with the new branch.

Additionally, on December 5, 2014, Salisbury completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury’s New York market presence.

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

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements which, along with this Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of cash flows initially expected to be collected and discounting those cash flows at an appropriate market rate of interest. The Bank continues to evaluate reasonableness of the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Bank estimates the fair value of the underlying collateral of the loans.  These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

OVERVIEW AND HIGHLIGHTS

Selected 2014 highlights are as follows:

•	On June 6, 2014, Salisbury completed its purchase and assumption of a branch of Union Savings Bank in Sharon, CT, which included the acquisition of approximately $18.2 million in deposits at a premium of 2.32%. Operations of the Bank’s existing branch in Sharon, CT were then consolidated into the new Sharon, CT location.
•	On December 5, 2014, Salisbury completed its acquisition of Riverside Bank of Poughkeepsie, NY. Such acquisition added four (4) additional branch offices to the Bank’s branch network and approximately $211 million in deposits and $204 million in loans.
•	Net income available to common shareholders was $2,355,000, or $1.32 per common share, for 2014, compared with $3,922,000, or $2.30 per common share, for 2013.
•	Net interest and dividend income (tax equivalent basis) increased $1,520,000 or 7.6%. Earnings per common share excluding one-time expenses related to strategic initiatives of $1.7 million (net of taxes), or $0.94 per share, would have been $2.26 per share or a slight decrease of $0.04 compared to 2013.
•	Non-interest expense increased $3,203,000, or 16.9%.

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2014 and 2013

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $1,520,000 in 2014 over 2013. The net interest margin increased 7 basis points to 3.64% from 3.57% due to an 11 basis point decline in the average cost of interest-bearing liabilities and a 2 basis point decline in the average yield on interest-earning assets. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Loans (a)(d)	$473,706	$419,193	$381,886	$20,041	$18,250	$18,153	4.23%	4.35%	4.75%
Securities (c)(d)	86,956	106,603	134,817	3,980	4,650	5,506	4.58	4.36	4.08
FHLBB stock	4,343	5,417	5,801	71	21	30	1.63	0.39	0.51
Short term funds (b)	24,407	26,281	41,854	58	67	90	0.24	0.25	0.21
Total earning assets	589,412	557,494	564,358	24,150	22,988	23,779	4.10	4.12	4.21
Other assets	41,737	37,966	40,444
Total assets	$631,149	$595,460	$604,802
Interest-bearing demand deposits	$84,212	$75,185	$65,953	266	278	353	0.32	0.37	0.54
Money market accounts	130,618	128,951	128,619	299	330	420	0.23	0.26	0.33
Savings and other	116,524	106,224	99,528	204	206	281	0.18	0.19	0.28
Certificates of deposit	87,516	88,352	98,974	696	999	1,360	0.80	1.13	1.37
Total interest-bearing deposits	418,870	398,712	393,074	1,465	1,813	2,414	0.35	0.45	0.61
Repurchase agreements	4,598	3,035	5,879	8	6	23	0.18	0.19	0.39
Capital lease	424	—	—	47	—	—	11.08	—	—
FHLBB advances	30,214	31,176	43,605	1,184	1,243	1,845	3.92	3.99	4.23
Total interest-bearing liabilities	454,106	432,923	442,558	2,704	3,062	4,282	0.60	0.71	0.97
Demand deposits	96,199	84,416	84,385
Other liabilities	4,058	6,162	8,391
Shareholders’ equity	76,786	71,959	69,468
Total liabilities & shareholders’ equity	$631,149	$595,460	$604,802
Net interest income				$21,446	$19,926	$19,497
Spread on interest-bearing funds							3.50	3.41	3.24
Net interest margin (e)							3.64	3.57	3.45
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $1,295,000, $1,238,000 and $1,121,000, respectively for 2014, 2013 and 2012 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
22

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2014 versus 2013			2013 versus 2012
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$2,341	$(550)	$1,791	$1,699	$(1,602)	$97
Securities	(878)	208	(670)	(1,191)	335	(856)
FHLBB stock	(11)	61	50	(2)	(7)	(9)
Short term funds	(4)	(5)	(9)	(37)	14	(23)
Interest-earning assets	1,448	(286)	1,162	469	(1,260)	(791)
Deposits	46	(394)	(348)	(74)	(527)	(601)
Repurchase agreements	3	(1)	2	(8)	(9)	(17)
Capital lease	24	23	47	—	—	—
FHLBB advances	(37)	(22)	(59)	(511)	(91)	(602)
Interest-bearing liabilities	36	(394)	(358)	(593)	(627)	(1,220)
Net change in net interest income	$1,412	$108	$1,520	$1,062	$(633)	$429

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

Interest and Dividend Income

Tax equivalent interest and dividend income increased $1.2 million, or 5.1%, to $24.2 million in 2014.

Loan income increased $1.8 million, or 9.8%, primarily due to a $54.5 million, or 13.0%, increase in average loans. This increase in volume was partially offset by a 12 basis point decline in average yield, due to lower market interest rates and their effect on new loan rates, loan re-pricing and loan re-financing activity in 2014.

Tax equivalent interest and dividend income from securities decreased $670,000, or 14.4%, in 2014, as a result of a $19.6 million decrease in average security balances, offset partially by a 22 basis point increase in average yield. Contributing factors to the higher yield includes the maturity, call or pay down of lower yielding securities resulting in a remaining mix of higher yielding securities in the portfolio. Interest from short term funds decreased $9,000 in 2014 as a result of a $1.9 million decrease in average short term balances and by a 1 basis point decrease in average yield.

Interest Expense

Interest expense decreased $358,000, or 11.7%, to $2.7 million in 2014.

Interest expense on interest bearing deposit accounts decreased $348,000, or 19.2%, in 2014, as a result of a 10 basis point decline in the average rate, to 0.35%, offset in part by a $20.2 million, or 5.1%, increase in average interest bearing deposits. The decline in average rate was due to the decline in interest rates and changes in product mix.

Interest expense on FHLBB advances decreased $59,000, or 4.7%, due to a $962,000, or 3.1%, decrease in average advances as a result of scheduled maturities. The average borrowing rate decreased to 3.92% from 3.99%.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,134,000 for 2014, compared with $1,066,000 for 2013. Net loan charge-offs were $459,000 and $743,000, for the respective years. The higher provision for loan losses was supported by maintaining an adequate allowance to gross loans as gross loans continue to increase.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Business Activities Loans

Years ended December 31, (dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of period	$4,683	$4,360	$4,076	$3,920	$3,473
Provision for loan losses	1,113	1,066	1,070	1,440	1,000
Real estate mortgages	(512)	(700)	(573)	(985)	(437)
Commercial and industrial	(19)	(4)	(222)	(180)	(95)
Consumer	(28)	(70)	(91)	(201)	(50)
Unallocated	—	—	—	—	—
Charge-offs	(559)	(774)	(886)	(1,366)	(582)
Real estate mortgages	60	6	36	26	—
Commercial and industrial	16	1	38	29	—
Consumer	24	24	26	27	29
Unallocated	—	—	—	—	—
Recoveries	100	31	100	82	29
Net (charge-offs) recoveries	(459)	(743)	(786)	(1,284)	(553)
Balance, end of period	$5,337	$4,683	$4,360	$4,076	$3,920
Acquired Loans
Years ended December 31, (dollars in thousands)	2014
Balance, beginning of period	$—
Provision for loan losses	21
Real estate mortgages	—
Commercial and industrial	—
Unallocated	—
Charge-offs	—
Real estate mortgages	—
Commercial and industrial	—
Unallocated	—
Recoveries	—
Net (charge-offs) recoveries	—
Balance, end of period	$21

Loans receivable, gross	$677,485	$441,679	$392,086	$373,838	$355,547
Non-performing loans	9,890	7,172	9,860	8,076	10,141
Accruing loans past due 30-89 days	4,128	5,374	5,629	2,460	1,917
Ratio of allowance for loan losses:
to loans receivable, gross	0.79%	1.06%	1.11%	1.09%	1.10%
to non-performing loans	54.18	65.30	44.22	50.47	38.65
Ratio of non-performing loans
to loans receivable, gross	1.46	1.62	2.51	2.16	2.84
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.61	1.22	1.44	0.66	0.54

The reserve coverage at December 31, 2014, as measured by the ratio of allowance for loan losses to gross loans, was 0.79%, as compared with 1.06% at December 31, 2013. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $2.7 million to $9.9 million, or 1.46% of gross loans receivable, at December 31, 2014, down from 1.62% at December 31, 2013, while accruing loans past due 30-89 days decreased $1.2 million to $4.1 million, or 0.61% of gross loans receivable at December 31, 2014. See “Financial Condition – Loan Credit Quality” below for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

(in thousands)	December 31, 2014		December 31, 2013		December 31, 2012
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$457,744	$3,283	$416,734	$2,835	$364,594	$2,567
Potential problem loans	9,423	509	8,687	282	8,345	246
Unallocated	—	409	—	425	—	440
Collectively evaluated	467,167	4,201	425,421	3,542	372,939	3,253
Performing loans	—	—	157	69	121	52
Potential problem loans	11	—	429	19	2,464	131
Impaired loans	16,569	1,136	15,672	1,053	16,562	924
Individually evaluated	$16,580	$1,136	16,258	1,141	19,147	1,107
Totals	$483,747	$5,337	$441,679	$4,683	$392,086	$4,360

Acquired Loans

(in thousands)	December 31, 2014
	Loans	Allowance
Performing loans	$187,966	$21
Potential problem loans	2,708	—
Unallocated	—	—
Collectively evaluated	190,674	21
Performing loans	—	—
Potential problem loans	—	—
Impaired loans	3,064	—
Individually evaluated	$3,064	$—
Totals	$193,738	$21

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

December 31,	2014		2013		2012		2011		2010
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential	$1,947	53.12%	$1,545	54.34%	$1,477	52.87%	$1,097	52.47%	$1,115	50.56%
Commercial	1,704	24.37	1,385	23.04	1,059	23.45	1,139	23.81	1,152	22.83
Construction, land & land development	164	1.91	226	2.11	300	2.71	409	4.75	400	7.39
Home equity credit	359	7.20	393	7.92	457	9.03	382	9.27	361	9.61
Real estate secured	4,174	86.60	3,549	87.41	3,293	88.06	3,027	90.30	3,028	90.39
Commercial and industrial	597	11.25	561	10.72	499	9.94	704	7.85	592	8.29
Consumer	117	0.87	105	0.87	92	1.09	79	1.20	164	1.32
Municipal	61	1.28	43	1.00	36	0.91	24	0.65	—	—
General unallocated	409	—	425	—	440	—	242	—	136	—
Total allowance	$5,358	100.00%	$4,683	100.00%	$4,360	100.00%	$4,076	100.00%	$3,920	100.00%

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2014.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise requiring increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2014.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the Bank is examined annually on a rotational process by one of its two primary regulatory agencies, the FDIC and CTDOB. As an integral part of their examination process, the FDIC and CTDOB review the adequacy and methodology of the Bank's credit risk ratings and allowance for loan losses.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Gains on securities, net	$—	$—	$279	$—	0.0%	$(279)	(100.0)%
Trust and wealth advisory	3,295	3,074	2,945	221	7.2	129	4.4
Service charges and fees	2,473	2,298	2,189	175	7.6	109	5.0
Gains on sales of mortgage loans, net	64	579	1,596	(515)	(88.9)	(1,017)	(63.7)
Mortgage servicing, net	94	35	(21)	59	168.6	56	266.7
Bank-owned life insurance	245	234	258	11	4.7	(24)	(9.3)
Other	81	85	68	(4)	(4.7)	17	25.0
Total non-interest income	$6,252	$6,305	$7,314	$(53)	(0.85)%	$(1,009)	(13.8)%

Non-interest income decreased $53,000, or 0.8%, in 2014 versus 2013. Trust and Wealth Advisory revenues increased $221,000 primarily due to increased market values and slightly higher estate fee income. Service charges and fees increased $175,000 due to increased interchange, deposit and loan servicing fees. Gains on sales of mortgage loans decreased $515,000 due to significantly lower mortgage volume of loans sold to the FHLBB Mortgage Partnership Finance Program. Mortgage loans sales totaled $4.4 million in 2014 versus $18.7 million in 2013. Income from servicing of mortgage loans increased $59,000 due primarily to a slow-down in amortization. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $138.1 million and $146.3 million at December 31, 2014 and 2013, respectively. BOLI income increased $11,000 due to an increase in coverage held by the Bank.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Salaries	$8,029	$7,467	$7,149	$562	7.5%	$318	4.4%
Employee benefits	3,136	2,804	2,912	332	11.8	(108)	(3.7)
Premises and equipment	2,831	2,398	2,408	433	18.1	(10)	(0.4)
Data processing	1,502	1,514	1,569	(12)	(0.8)	(55)	(3.5)
Professional fees	1,331	1,212	1,212	119	9.8	—	—
Collections and OREO	458	519	709	(61)	(11.9)	(190)	(26.8)
Litigation settlement	—	—	400	—	—	(400)	(100.0)
FDIC insurance	461	470	486	(9)	(1.9)	(16)	(3.3)
Marketing and community support	396	393	356	3	0.8	37	10.4
Printing and stationery	240	205	230	35	17.1	(25)	(10.9)
Amortization of intangible assets	291	222	222	69	31.1	—	—
FHLBB advance prepayment fee	—	—	450	—	—	(450)	(100.0)
Merger and acquisition related expenses	1,974	312	—	1,662	532.7	312	100.0
Other	1,489	1,419	1,451	70	4.9	(32)	(2.2)
Non-interest expense	$22,138	$18,935	$19,554	$3,203	16.9%	$(619)	(3.2)%

Non-interest expense increased $3.2 million, or 16.9%, in 2014 versus 2013. Salary expense increased $562,000 due to changes in staffing levels and mix, merit increases, and expenses related to the Riverside Bank acquisition. Employee benefit expense increased $332,000 primarily as a result of incurring $208,000 (pre-tax) of expenses related to the termination of the Bank’s previously frozen defined benefit pension plan. Premises and equipment expense increased $433,000 primarily as a result of the opening of the Great Barrington, Massachusetts branch as well as the relocation, consolidation and renovation of the Sharon, Connecticut branch as a result of the acquisition of the Union Savings Bank branch in Sharon, Connecticut. Data processing expense decreased $12,000. Professional fees increased $119,000 primarily due to increased consulting, legal and other professional services. Collections and OREO expenses decreased $61,000 due to lower appraisal costs and lower OREO write-downs, offset partially by higher collection costs. Amortization of intangible assets increased $69,000 reflecting the increased intangible asset related to the Sharon branch acquisition and the Riverside Bank merger. Printing supplies increased $35,000 for the additional supplies needed at our new and acquired branches. Merger and acquisition related expenses were primarily related to legal fees, consulting, and data conversion expenses. All other operating expenses increased $64,000.

Income Taxes

The effective income tax rates for 2014 and 2013 were 19.49% and 18.21%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2014 or 2013, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

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

Interest expense on FHLBB advances decreased $602,000, or 32.6%, due to a $12.4 million, or 28.5%, decrease in average advances as a result of scheduled maturities in the current period and prepayment of an advance at the end of 2012. The average borrowing rate decreased to 3.99% from 4.23%.

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

Non-Interest Income

Non-interest income decreased $1.0 million, or 13.8%, in 2013 versus 2012. Trust and Wealth Advisory revenues for 2013 increased $129,000 from 2012 primarily due to growth in managed assets; partially offset by decreased estate fee income. Service charges and fees increased $109,000 due to increased interchange and deposit fees. Gains on sales of mortgage loans decreased $1.0 million due to significantly lower mortgage volume of loans sold to the FHLBB Mortgage Partnership Finance Program. Mortgage loans sales totaled $18.4 million in 2013 versus $60.2 million in 2012. Income from servicing of mortgage loans increased $56,000 due primarily to higher servicing fees and periodic impairment benefit posted for 2013. Loans serviced under the FHLBB Mortgage Partnership Finance Program (MPF) program totaled $146.3 million and $145.9 million at December 31, 2013 and 2012, respectively. Gains on securities in 2012 resulted from the sale of a treasury bond. BOLI income decreased $24,000 due to a decrease in the nominal credit rate on the policies.

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

Salisbury did not incur Connecticut income tax in 2013 or 2012, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a PIC. In 2004 Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Overview

Assets

During 2014, Salisbury’s assets increased by $268.3 million to $855.4 million at December 31, 2014. The acquisition of Riverside Bank, which closed on December 5, 2014, contributed $235.0 million in total asset growth, $196.3 million total loan growth and $211.2 million total deposit growth. Additionally, equity increased $27.3 million as result of the transaction. Additional details relating to the transaction may be found in Note 2 to the Consolidated Financial Statements. In addition to the balance sheet growth provided by the Riverside Bank acquisition, loans, deposits and equity grew $37.9 million, $8.8 million and $1.8 million, respectively. At December 31, 2014, Salisbury’s tangible book value per common share was $25.83 and Tier 1 leverage and total risk-based capital ratios were 12.31% and 14.27%, respectively. Both Salisbury and the Bank are categorized as "well capitalized."

Securities and Short Term Funds

During 2014, securities decreased $5.0 million to $94.8 million, while short-term funds (interest-bearing deposits with other banks) increased to $22.8 million. The carrying values of securities are as follows:

Years ended December 31, (dollars in thousands)	2014	2013	2012
Available-for-Sale
U.S. Treasury notes	$2,806	$2,657	$2,733
U.S. Government agency notes	5,874	2,590	7,726
Municipal bonds	40,352	40,437	47,365
Mortgage-backed securities	27,709	33,892	48,729
Collateralized mortgage obligations	9,275	11,888	16,704
SBA bonds	4,465	2,230	2,863
Other	831	797	167
Non-Marketable
FHLBB stock	3,515	5,340	5,747
Total Securities	$94,827	$99,831	$132,034

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at December 31, 2014.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury deemed the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2014	$2,452	$1,968	$2,369
December 31, 2013	3,093	2,534	2,724
December 31, 2012	4,446	3,748	3,817

Accumulated other comprehensive income at December 31, 2014 included net unrealized holding gains, net of tax, of $2.1 million, which is an increase of $1.7 million from December 31, 2013.

Loans

During 2014, net loans receivable increased $235.2 million, or 53.7%, to $673.3 million at December 31, 2014. Of this growth the acquisition of Riverside Bank contributed $196.3 million. Portfolio growth of $37.9 million during 2014, while lower than 2013’s growth of $49.4 million, reflects Salisbury’s strong market presence.

Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2014, Salisbury originated $52.1 million of residential mortgage loans and $6.1 million of home equity loans for the portfolio, compared with $78.7 million and $6.5 million, respectively, in 2013. During 2014, total residential mortgage and home equity loans receivable grew by $40.4 million to $312.4 million at December 31, 2014, and represent 46.1% of loans receivable. Of the growth in residential mortgages, $18.0 million is attributable to the merger with Riverside Bank. During 2014, Salisbury’s residential mortgage lending department also originated and sold $4.4 million of residential mortgage loans, compared with $18.4 million during 2013. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounting to $4.5 million at December 31, 2014, represent 0.7% of loans receivable. Of the growth in consumer loans, $0.1 million is attributable to the merger with Riverside Bank.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients’ credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the SBA and USDA Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $68.5 million of commercial loans during 2014. During 2014, total commercial real estate, commercial and industrial and municipal loans increased $194.8 million to $360.6 million at December 31, 2014, and represent 53.2% of loans receivable. Growth in commercial real estate, commercial and industrial and municipal loans of $175.7 million are attributable to the merger with Riverside Bank.

The principal categories of loans receivable and loans held-for-sale are as follows:

Business Activities Loans

December 31, (in thousands)	2014	2013	2012	2011	2010
Residential 1-4 family	$252,258	$231,113	$198,552	$187,676	$173,932
Residential 5+ multifamily	5,556	4,848	3,889	3,187	2,889
Construction of residential 1-4 family	2,004	1,876	2,379	5,305	8,948
Home equity credit	34,627	34,139	34,162	34,621	34,164
Residential real estate	294,445	271,976	238,982	230,789	219,933
Commercial	98,498	91,853	87,382	81,958	75,495
Construction of commercial	18,602	10,948	5,823	7,069	7,312
Commercial real estate	117,100	102,801	93,205	89,027	82,807
Farm land	3,239	3,402	4,320	4,925	5,690
Vacant land	9,342	9,067	9,926	12,828	12,979
Real estate secured	424,126	387,246	346,433	337,569	321,409
Commercial and industrial	49,204	46,292	38,094	29,358	25,123
Municipal	6,083	4,252	3,378	2,415	4,338
Consumer	4,334	3,889	4,181	4,496	4,677
Loans receivable, gross	483,747	441,679	392,086	373,838	355,547
Deferred loan origination fees and costs, net	1,203	1,182	1,032	1,004	822
Allowance for loan losses	(5,337)	(4,683)	(4,360)	(4,076)	(3,920)
Loans receivable, net	$479,613	$438,178	$388,758	$370,766	$352,449
Loans held-for-sale
Residential 1-4 family	$568	$173	$1,879	$948	$1,184

Acquired Loans
December 31, (in thousands)	2014
Residential 1-4 family	$9,223
Residential 5+ multifamily	8,735
Construction of residential 1-4 family	—
Home equity credit	—
Residential real estate	17,958
Commercial	97,899
Construction of commercial	9,045
Commercial real estate	106,944
Farm land	—
Vacant land	—
Real estate secured	124,902
Commercial and industrial	68,714
Municipal	—
Consumer	122
Loans receivable, gross	193,738
Deferred loan origination fees and costs, net	—
Allowance for loan losses	(21)
Loans receivable, net	$193,717
Loans held-for-sale
Residential 1-4 family	$—

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2014 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Residential	$4,071	$16,668	$257,037	$277,776
Home equity credit	963	313	33,351	34,627
Commercial	11,333	63,035	122,029	196,397
Construction of commercial	7,416	4,300	15,931	27,647
Land	3,318	621	8,642	12,581
Real estate secured	27,101	84,937	436,990	549,028
Commercial and industrial	39,058	32,653	46,207	117,918
Municipal	247	552	5,284	6,083
Consumer	833	2,978	645	4,456
Loans receivable, gross	$67,239	$121,120	$489,126	$677,485

The composition of loans receivable due after one year with fixed and variable or adjustable interest rates is as follows:
December 31, 2014 (in thousands)	Fixed interest rates	Adjustable interest rates
Residential	$127,926	$145,779
Home equity credit	—	33,664
Commercial	103,607	81,457
Construction of commercial	6,443	13,788
Land	63	9,200
Real estate secured	238,039	283,888
Commercial and industrial	44,495	34,365
Municipal	3,254	2,582
Consumer	3,292	331
Loans receivable, gross	$289,080	$321,166

Loan Credit Quality

During 2014, total impaired and potential problem loans decreased by $7.0 million to $31.8 million, or 4.7% of gross loans receivable at December 31, 2014, from $24.8 million, compared to 5.6% of gross loans receivable at December 31, 2013.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

Business Activities Loans

December 31, (in thousands)	2014	2013
Pass	$430,316	$378,689
Special mention	27,428	38,203
Performing loans	457,744	416,892
Substandard	9,434	9,116
Doubtful	—	—
Potential problem loans	9,434	9,116
Pass
Troubled debt restructured loans, accruing	442	137
Special mention
Troubled debt restructured loans, accruing	2,610	2,109
Substandard
Troubled debt restructured loans, accruing	6,044	6,159
Troubled debt restructured loans, non-accrual	628	1,753
All other non-accrual loans	6,752	5,419
Doubtful
Troubled debt restructured loans, accruing	93	95
Troubled debt restructured loans, non-accrual	—	—
Impaired loans	16,569	15,672
Loans receivable, gross	$483,747	$441,680

Acquired Loans

December 31, (in thousands)	2014
Pass	$182,455
Special mention	5,511
Performing loans	187,966
Substandard	2,708
Potential problem loans	2,708
Pass
Troubled debt restructured loans, accruing	—
Special mention
Troubled debt restructured loans, accruing	—
Substandard
Troubled debt restructured loans, accruing	571
Troubled debt restructured loans, non-accrual	—
All other non-accrual loans	1,967
Doubtful
Troubled debt restructured loans, accruing	—
Troubled debt restructured loans, non-accrual	—
All other non-accrual loans	526
Impaired loans	3,064
Loans receivable, gross	$193,738

Changes in impaired and potential problem loans are as follows:

	2014				2013
Years ended December 31,	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-	Accruing	problem		Non-	Accruing	problem
	accrual		loans	Total	accrual		loans	Total
Net loans placed on non-accrual status	$6,356	$(378)	$(1,176)	$4,802	$1,652	$833	$(1,227)	$1,258
Loans restored to accrual status	(856)	739	—	(117)	—	—	—	—
Loan risk rating downgrades to substandard	—	—	5,941	5,941	—	—	3,636	3,636
Loan risk rating upgrades from substandard	—	—	—	—	—	—	(1,350)	(1,350)
Loan repayments	(1,745)	(593)	(1,235)	(3,573)	(3,004)	259	(2,700)	(5,445)
Loan charge-offs (less charge offs for delinquent taxes)	(291)	(6)	(24)	(321)	(364)	—	(4)	(368)
Increase (decrease) in troubled debt restructuring	—	1,499	(480)	1,019	—	1,422	(50)	1,372
Real estate acquired in settlement of loans	(764)	—	—	(764)	(971)	(717)	—	(1,688)
Increase (decrease) in loans	$2,700	$1,261	$3,026	$6,987	$(2,687)	$1,797	$(1,695)	$(2,585)

Credit risk remained a focus of management’s attention during 2014. There was an increase in total impaired and potential problem loans, up $7.0 million in 2014. However, such amount represents a lower percentage of gross loans when compared to 2013. Net loans placed on non-accrual status, due to payment and financial performance, increased to $4.8 million in 2014 from $1.3 million in 2013. Loans restored to accrual status increased to $0.1 million compared to $0 in 2013. Downgrades in loan risk ratings to substandard increased to $5.9 million in 2014 from $3.6 million in 2013. Upgrades in loan risk ratings from substandard did not change in 2014 compared to $1.3 million in 2013. Loan repayments decreased to $3.6 million in 2014 from $5.4 million in 2013. Loan charge-offs, primarily due to collateral deficiencies declined to $0.3 million in 2014 from $0.4 million in 2013. Troubled debt restructures decreased to $1.0 million in 2014 from $1.4 million in 2013. Real estate acquired in settlement of loans decreased to $0.8 million in 2014 from $1.7 million in 2013.

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

Impaired Loans

Impaired loans increased $4.0 million during 2014 to $19.6 million, or 2.89% of gross loans receivable at December 31, 2014, from $15.7 million, or 3.55% of gross loans receivable at December 31, 2013. The components of impaired loans are as follows:

December 31, (in thousands)	2014	2013	2012
Troubled debt restructurings, accruing	$9,760	$8,500	$6,703
Troubled debt restructurings, non-accrual	628	1,753	2,280
All other non-accrual loans	9,245	5,419	7,579
Impaired loans	$19,633	$15,672	$16,562

Non-Performing Assets

Non-performing assets increased $3.3 million to $10.9 million at December 31, 2014, or 1.27% of assets, from $7.5 million or 1.29% of assets at December 31, 2013. The components of non-performing assets are as follows:

December 31, (in thousands)	2014	2013	2012	2011	2010
Commercial	$3,150	$1,857	$2,235	$2,337	$2,923
Vacant land	2,862	2,870	3,995	3,658	4,018
Farm land	384	384	—	—	—
Residential 1-4 family	3,096	1,525	3,024	1,240	2,534
Home equity credit	348	402	442	173	362
Real estate secured	9,840	7,038	9,696	7,408	9,837
Commercial and industrial	33	134	164	668	208
Non-accrual loans	9,873	7,172	9,860	8,076	10,045
Accruing loans past due 90 days and over	17	—	—	—	96
Non-performing loans	9,890	7,172	9,860	8,076	10,141
Real estate acquired in settlement of loans, net	1,002	377	244	2,744	610
Non-performing assets	$10,892	$7,549	$10,104	$10,820	$10,751

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Income in accordance with original terms	$680	$551	$301
Income recognized	48	64	195
Reduction in interest income	$632	$487	$106

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2014	2013	2012
Current	$1,268	$1,274	$1,798
Past due 1-29 days	586	241	75
Past due 30-59 days	54	134	701
Past due 60-89 days	214	254	445
Past due 90-179 days	1,464	588	1,983
Past due 180 days and over	6,304	4,681	4,858
Total non-performing loans	$9,890	$7,172	$9,860

At December 31, 2014, 12.82% of non-accrual loans were current with respect to loan payments, compared with 17.76% at December 31, 2013. Loans past due 180 days include one loan of $2.8 million secured by vacant land (residential) where Salisbury has initiated a foreclosure action that is referred to in Item 3 of Part I, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.1 million in 2014 to $10.4 million, or 1.54% of gross loans receivable, from $10.3 million, or 2.32% of gross loans receivable at December 31, 2013. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2014	2013	2012
Residential 1-4 family	$4,748	$4,956	$3,097
Home equity credit	48	48	—
Personal	—	22	—
Vacant land	235	225	—
Commercial	4,065	2,691	2,774
Real estate secured	9,096	7,942	5,871
Commercial and industrial	664	558	832
Accruing troubled debt restructured loans	9,760	8,500	6,703
Residential 1-4 family	295	999	1,041
Home equity credit	88	40	—
Commercial	235	608	1,159
Vacant land	—	—	—
Real estate secured	618	1,647	2,200
Commercial and Industrial	10	106	80
Non-accrual troubled debt restructured loans	628	1,753	2,280
Troubled debt restructured loans	$10,388	$10,253	$8,983
35

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2014	2013	2012
Current	$6,514	$6,559	$5,353
Past due 1-29 days	2,704	1,490	445
Past due 30-59 days	542	95	905
Past due 60-89 days	—	356	—
Accruing troubled debt restructured loans	9,760	8,500	6,703
Current	49	999	1,333
Past due 1-29 days	—	241	—
Past due 30-59 days	—	64	301
Past due 60-89 days	10	—	194
Past due 90-179 days	333	449	—
Past due 180 days and over	236	—	452
Non-accrual troubled debt restructured loans	628	1,753	2,280
Total troubled debt restructured loans	$10,388	$10,253	$8,983

At December 31, 2014, 63.18% of troubled debt restructured loans were current with respect to loan payments, as compared with 73.72% at December 31, 2013.

Past Due Loans

Loans past due 30 days or more increased $1.1 million during 2014 to $12.1 million, or 1.80% of gross loans receivable at December 31, 2014, compared with $11.0 million, or 2.50% of gross loans receivable at December 31, 2013. The components of loans past due 30 days or greater are as follows:

December 31, (in thousands)	2014	2013	2012
Past due 30-59 days	$2,295	$2,535	$4,309
Past due 60-89 days	1,834	2,840	1,317
Past due 90-179 days	17	—	—
Accruing loans	4,146	5,375	5,626
Past due 30-59 days	54	133	701
Past due 60-89 days	214	254	445
Past due 90-179 days	1,447	588	1,983
Past due 180 days and over	6,305	4,681	4,859
Non-accrual loans	8,020	5,656	7,988
Total loans past due 30 days and over	$12,166	$11,031	$13,614

Potential Problem Loans

Potential problem loans increased $3.0 million during 2014 to $12.1 million, or 1.79% of gross loans receivable at December 31, 2014, compared with $9.1 million, or 2.06% of gross loans receivable at December 31, 2013. The components of potential problem loans are as follows:

December 31, (in thousands)	2014	2013	2012
Residential 1-4 family	$2,829	$1,528	$3,108
Residential 5+ multifamily	975	975	—
Construction of residential 1-4 family	—	—	—
Home equity credit	786	890	892
Residential real estate	4,590	3,393	4,000
Commercial	5,139	4,036	4,624
Construction of commercial	450	589	450
Commercial real estate	5,589	4,625	5,074
Farm land	723	751	1,180
Vacant land	66	44	183
Real estate secured	10,968	8,813	10,437
Commercial and industrial	1,146	288	345
Consumer	28	15	28
Other classified loans receivable	$12,142	$9,116	$10,810
36

The past due status of potential problem loans is as follows:

December 31, (in thousands)	2014	2013	2012
Current	$8,302	$7,646	$7,992
Past due 1-29 days	2,416	189	452
Past due 30-59 days	100	298	2,065
Past due 60-89 days	1,324	983	301
Total potential problem loans	$12,142	$9,116	$10,810

At December 31, 2014, 68.08% of potential problem loans were current with respect to loan payments, as compared with 83.87% at December 31, 2013.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits during 2014 increased $238.0 million, or 49.9%, to $715.4 million at December 31, 2014, compared with $477.4 million at December 31, 2013. 2014 deposit growth was mainly influenced by the acquisition of a Union Savings Bank branch in Sharon, Connecticut from another institution with deposits of $18.2 million and the acquisition of Riverside Bank which included deposits of $211.2 million. Non-acquisition deposit activity resulted in deposit growth of $8.8 million in 2014. Retail repurchase agreements increased $1.6 million during 2014 to $4.2 million at December 31, 2014, compared with $2.6 million at December 31, 2013. Total deposits at December 31, 2014 include a single relationship totaling $30.3 million, or 4.24% of total deposits.

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

December 31, 2014 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit over $100,000	$9,175	$10,705	$14,738	$35,375	$69,993

FHLBB advances decreased $1.6 million during 2014 to $28.8 million at December 31, 2014, compared with $30.4 million at December 31, 2013. The decrease in advances was due to scheduled maturities and principal re-payments.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2014 include operating leases, a capital lease, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 18 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2014. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2014 (in thousands) By Remaining Maturity	Within 1 year	Within 1-3 years	Within 4-5 years	After 5 years	Total
Residential	$—	$1,449	$500	$1,081	$3,030
Home equity credit	1,138	8	198	24,538	25,882
Commercial	5,684	6,375	887	3,805	16,751
Land	—	—	—	5	5
Real estate secured	6,822	7,832	1,585	29,429	45,668
Commercial and industrial	40,065	2,926	721	13,083	56,795
Municipal	660	200	—	250	1,110
Consumer	—	25	—	1,512	1,537
Unadvanced portions of loans	47,547	10,983	2,306	44,274	105,110
Commitments to originate loans	20,953	—	—	—	20,953
Standby letters of credit	3,339	82	—	1	3,422
Total	$71,839	$11,065	$2,306	$44,275	$129,485

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At December 31, 2014, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 17.95%, up from 16.33% at December 31, 2013. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2014 provided net cash of $4.5 million. Investing activities provided net cash of $12.2 million, principally from cash acquired, calls and maturities of securities of $53.9 million, offset by net loan originations and purchases of $40.6 million. Financing activities provided net cash of $6.7 million, principally from a net deposit and repurchase agreement increase of $10.4 million, offset by repayment and maturities of FHLBB advances of $1.6 million and cash dividend payments, on common and preferred stock, of $2.1 million.

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

Operating activities for 2012 provided net cash of $7.1 million. Investing activities provided net cash of $14.8 million, principally from calls, sales and maturities of securities of $37.8 million, offset in part by net loan advances and sales of OREO of $16.7 million, and securities purchases of $6.3 million. Financing activities utilized net cash of $15.2 million, principally, from repayment and maturities of FHLBB advances of $22.6 million and cash dividend payments, on common and preferred stock, of $2.1 million, offset in part by net deposit and repurchase agreement growth of $9.5 million.

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $29.0 million in 2014 to $101.8 million at December 31, 2014. Contributing to the increase in shareholders’ equity for 2014 was net income of $2.5 million, other comprehensive income increase of $1.1 million, and common stock issuance as a result of the Riverside Bank acquisition of $27.3 million, less common and preferred stock dividends of $1.9 million and $0.2 million, respectively. Accumulated other comprehensive income as of December 31, 2014 included unrealized gains on securities available-for-sale, net of tax, of $2.1 million.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ended September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend period ended December 31, 2014, was 1.0%. For the eleventh quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0% and after four and one-half years from its issuance the dividend rate will be fixed at 9.0% per annum. On December 29, 2014, Salisbury declared a Series B Preferred Stock dividend of $40,000, payable on January 2, 2015. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and are considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows:

	Minimum for		December 31, 2014		December 31, 2013
	Capital	Well	Salisbury	Bank	Salisbury	Bank
	Adequacy	Capitalized
Total Capital (to risk-weighted assets)	8.00%	10.00%	14.27%	12.75%	16.46%	13.87%
Tier 1 Capital (to risk-weighted assets)	4.00	6.00	13.38	11.86	15.20	12.63
Tier 1 Capital (to average assets)	4.00	5.00	12.31	10.95	10.65	8.96

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

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

Dividends

During 2014 and 2013, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $1,918,000 and $1,915,000, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 27, 2015 to shareholders of record on February 13, 2015. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

During 2014, Salisbury declared Preferred Stock Series B dividends of $166,000 to the Treasury.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2014 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2014, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 85 basis points for the 10-year Treasury; and (4) two step shock rising interest rates – ranging from 400 basis points for short term rates to 400 basis points for the 10-year Treasury (200 basis points each year). Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2014, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels, except for year two in the immediately falling interest rate scenario. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2014.

December 31, 2014 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(5.70)%	(0.10)%
Immediately falling interest rates (static growth assumptions)	(1.18)	(6.60)
Two step shock rising interest rates (static growth assumptions)	(8.07)	(1.92)

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

While the ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the re-pricing, maturity and prepayment characteristics of financial instruments and the composition of Salisbury’s balance sheet may change to a different degree than estimated. Simulation modeling assumes Salisbury’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from those used in ALCO’s estimates for income simulation. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

December 31, 2014 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(46)	$(90)
U.S. Government agency notes	(180)	(390)
Municipal bonds	(1,035)	(2,090)
Mortgage backed securities	(812)	(1,714)
Collateralized mortgage obligations	(188)	(412)
SBA pools	(19)	(35)
Total available-for-sale debt securities	$(2,280)	$(4,731)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets	44
Consolidated Statements of Income	45
Consolidated Statements of Comprehensive Income	46
Consolidated Statements of Changes in Shareholders' Equity	47
Consolidated Statements of Cash Flows	48-49
Notes to Consolidated Financial Statements	50-91

To the Board of Directors

Salisbury Bancorp, Inc.

Lakeville, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 30, 2015

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

Years ended December 31, (dollars in thousands, except par value)	2014	2013
ASSETS
Cash and due from banks	$13,280	$5,926
Interest bearing demand deposits with other banks	22,825	6,785
Total cash and cash equivalents	36,105	12,711
Interest bearing time deposits with other banks	—	738
Securities
Available-for-sale at fair value	91,312	94,491
Federal Home Loan Bank of Boston stock at cost	3,515	5,340
Loans held-for-sale	568	173
Loans receivable, net (allowance for loan losses: $5,358 and $4,683)	673,330	438,178
Other real estate owned	1,002	377
Bank premises and equipment, net	14,431	11,611
Goodwill	12,552	9,829
Intangible assets (net of accumulated amortization: $2,258 and $1,967)	2,990	576
Accrued interest receivable	2,334	1,760
Cash surrender value of life insurance policies	13,314	7,529
Deferred taxes	2,428	260
Other assets	1,546	3,536
Total Assets	$855,427	$587,109
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$161,386	$84,677
Demand (interest bearing)	117,169	81,932
Money market	174,274	120,550
Savings and other	121,387	107,171
Certificates of deposit	141,210	83,039
Total deposits	715,426	477,369
Repurchase agreements	4,163	2,554
Federal Home Loan Bank of Boston advances	28,813	30,411
Capital lease liability	424	425
Accrued interest and other liabilities	4,780	3,560
Total Liabilities	753,606	514,319
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 5,000,000 and 3,000,000;
Issued: 2,720,766 and 1,710,121	272	171
Paid-in capital	41,077	13,668
Retained earnings	42,677	42,240
Unearned compensation – restricted stock awards	(313)	(335)
Accumulated other comprehensive income	2,108	1,046
Total Shareholders' Equity	101,821	72,790
Total Liabilities and Shareholders' Equity	$855,427	$587,109

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2014	2013	2012
Interest and dividend income
Interest and fees on loans	$19,616	$17,978	$18,054
Interest on debt securities
Taxable	1,406	1,757	2,454
Tax exempt	1,704	1,948	2,030
Other interest and dividends	129	67	120
Total interest and dividend income	22,855	21,750	22,658
Interest expense
Deposits	1,465	1,813	2,414
Repurchase agreements	8	6	23
Capital lease	47	—	—
Federal Home Loan Bank of Boston advances	1,184	1,243	1,845
Total interest expense	2,704	3,062	4,282
Net interest and dividend income	20,151	18,688	18,376
Provision for loan losses	1,134	1,066	1,070
Net interest and dividend income after provision for loan losses	19,017	17,622	17,306
Non-interest income
Gains on securities, net	—	—	279
Trust and wealth advisory	3,295	3,074	2,945
Service charges and fees	2,473	2,298	2,189
Gains on sales of mortgage loans, net	64	579	1,596
Mortgage servicing, net	94	35	(21)
Other	326	319	326
Total non-interest income	6,252	6,305	7,314
Non-interest expense
Salaries	8,029	7,467	7,149
Employee benefits	3,136	2,804	2,912
Premises and equipment	2,831	2,398	2,408
Data processing	1,502	1,514	1,569
Professional fees	1,331	1,212	1,212
Collections and OREO	458	519	709
Litigation settlement	—	—	400
FDIC insurance	461	470	486
Marketing and community support	396	393	356
Amortization of intangibles	291	222	222
FHLBB advance prepayment fee	—	—	450
Merger and acquisition related expenses	1,974	312	—
Other	1,729	1,624	1,681
Total non-interest expense	22,138	18,935	19,554
Income before income taxes	3,131	4,992	5,066
Income tax provision	610	909	989
Net income	$2,521	$4,083	$4,077
Net income available to common shareholders	$2,355	$3,922	$3,861

Basic earnings per common share	$1.32	$2.30	$2.28
Diluted earnings per common share	1.32	2.30	2.28
Common dividends per share	1.12	1.12	1.12

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2014	2013	2012
Net income	$2,521	$4,083	$4,077
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	2,534	(3,743)	2,632
Reclassification of net realized gains in net income	—	—	(279)
Unrealized gains (losses) on securities available-for-sale	2,534	(3,743)	2,353
Income tax (expense) benefit	(862)	1,273	(800)
Unrealized gains (losses) on securities available-for-sale, net of tax	1,672	(2,470)	1,553
Change in unrecognized pension plan (expense) income	(924)	1,635	2,407
Income tax benefit (expense)	314	(556)	(818)
Change in unrecognized pension plan (expense) income, net of tax	(610)	1,079	1,589
Other comprehensive income (loss), net of tax	1,062	(1,391)	3,142
Comprehensive income	$3,583	$2,692	$7,219

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Unearned	Accumulated
						compensation-	other comp-	Total
	Common Stock					restricted	rehensive	share-
(in thousands,			Preferred	Paid-in	Retained	stock	income	holders’
except share amounts)	Shares	Amount	Stock	capital	earnings	awards	(loss)	equity
Balances at December 31, 2011	1,688,731	$169	$16,000	$13,134	$38,264	$—	$(705)	$66,862
Net income for year	—	—	—	—	4,077	—	—	4,077
Other comprehensive income, net of tax	—	—	—	—	—	—	3,142	3,142
Common stock dividends declared	—	—	—	—	(1,892)	—	—	(1,892)
Preferred stock dividends declared	—	—	—	—	(216)	—	—	(216)
Issuance of common stock for director fees	960	—	—	24	—	—	—	24
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$—	$2,437	$71,997
Net income for year	—	—	—	—	4,083	—	—	4,083
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,391)	(1,391)
Common stock dividends declared	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared	—	—	—	—	(161)	—	—	(161)
Issuance of restricted common stock	19,600	2	—	488	—	(490)	—	—
Forfeiture of restricted common stock	(500)	—	—	(12)	—	12	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	143	—	143
Issuance of common stock for director fees	1,330	—	—	34	—	—	—	34
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income for year	—	—	—	—	2,521	—	—	2,521
Other comprehensive income, net of tax	—	—	—	—	—	—	1,062	1,062
Common stock dividends declared	—	—	—	—	(1,918)	—	—	(1,918)
Preferred stock dividends declared	—	—	—	—	(166)	—	—	(166)
Acquisition of Riverside Bank	1,001,485	100	—	27,151	—	—	—	27,251
Issuance of common stock for executives	2,250	—	—	61	—	—	—	61
Issuance of restricted common stock	6,750	1	—	182	—	(183)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	155	—	155
Issuance of common stock for director fees	2,160	—	—	65	—	—	—	65
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2014	2013	2012
Operating Activities
Net income	$2,521	$4,083	$4,077
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	198	365	611
Bank premises and equipment	1,031	856	883
Core deposit intangible	291	222	222
Mortgage servicing rights	303	389	379
Fair value adjustment on loans	(181)	32	33
Fair value adjustment on deposits	(69)	—	—
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	—	—	(279)
Gain on sales of loans, excluding capitalized servicing rights	(54)	(285)	(915)
Other real estate owned	99	133	123
Loss on sale/disposals of premises and equipment	6	34	—
Provision for loan losses	1,134	1,066	1,070
Proceeds from loans sold	4,449	18,693	61,109
Loans originated for sale	(4,790)	(16,702)	(61,125)
Increase in deferred loan origination fees and costs, net	(21)	(150)	(28)
Mortgage servicing rights originated	(17)	(294)	(682)
(Decrease) increase in mortgage servicing rights impairment reserve	(15)	(23)	16
(Increase) decrease in interest receivable	(162)	58	308
Deferred tax benefit	(673)	(134)	(199)
(Increase) decrease in prepaid expenses	(57)	706	207
Increase in cash surrender value of life insurance policies	(245)	(234)	(258)
Decrease in income tax receivable	—	311	242
Increase in income taxes payable	64	—	—
Decrease (increase) in other assets	41	(637)	(26)
Increase in accrued expenses	269	734	927
Decrease in interest payable	(3)	(55)	(75)
Increase in other liabilities	80	346	473
Issuance of shares for directors’ fees	65	34	24
Stock based compensation-restricted stock awards	216	143	—
Net cash provided by operating activities	4,480	9,691	7,117
Investing Activities
Maturity (purchase) of interest-bearing time deposits with other banks	738	(738)	—
Redemption of Federal Home Loan Bank of Boston stock	1,825	407	285
Purchases of securities available-for-sale	(502)	—	(6,288)
Proceeds from sales of securities available-for-sale	—	—	2,771
Proceeds from calls of securities available-for-sale	8,115	3,800	12,625
Proceeds from maturities of securities available-for-sale	9,644	23,888	22,420
Proceeds from maturities of securities held-to-maturity	—	—	50
Loan originations and principal collections, net	(37,872)	(52,088)	(18,888)
Loans purchased	(2,711)	—	—
Recoveries of loans previously charged off	101	31	100
Proceeds from sales of other real estate owned	40	1,423	2,098
Purchase of life insurance policies	(1,100)	—	—
Capital expenditures	(2,156)	(556)	(380)
Cash and cash equivalents acquired
Union Savings Bank branch acquisition	17,462	—	—
Riverside Bank acquisition	18,650	—	—
Net cash provided (utilized) by investing activities	12,234	(23,833)	14,793

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2014	2013	2012
Financing Activities
Increase (decrease) in deposit transaction accounts, net	16,306	(2,997)	29,724
Decrease in time deposits, net	(7,552)	(10,849)	(9,815)
Increase (decrease) in securities sold under agreements to repurchase, net	1,609	770	(10,364)
Principal payments on Federal Home Loan Bank of Boston advances	(1,598)	(1,569)	(22,635)
Decrease in capital lease obligation	(1)	—	—
Common stock dividends paid	(1,918)	(1,915)	(1,892)
Series B preferred stock dividends paid	(166)	(161)	(240)
Net cash provided (utilized) by financing activities	6,680	(16,721)	(15,222)
Net increase (decrease) in cash and cash equivalents	23,394	(30,863)	6,688
Cash and cash equivalents, beginning of year	12,711	43,574	36,886
Cash and cash equivalents, end of year	36,105	12,711	43,574
Cash paid during year
Interest	2,477	3,117	4,357
Income taxes	1,258	732	946
Non-cash transfers
From loans to other real estate owned	764	1,689	1,047
From other real estate owned to loans	—	—	(1,326)
The Company recorded a capital lease asset and incurred a capital lease obligation in connection with the lease of a building	—	425	—
Union Savings Bank, N.A. branch acquisition 2014
Cash and cash equivalents acquired	17,462	—	—
Net loans acquired	63	—	—
Fixed assets acquired	158	—	—
Core deposit intangible	490	—	—
Deposits assumed	18,172	—	—
Accrued interest payable assumed	1	—	—
Riverside Bank acquisition 2014
Cash and cash equivalents acquired	18,650	—	—
Investments acquired	11,742	—	—
Net loans acquired	196,305	—	—
Fixed assets acquired	1,543	—	—
Accrued interest receivable acquired	412	—	—
Cash surrender value of life insurance policies acquired	4,440
Other assets acquired	2,154	—	—
Core deposit intangible	2,215	—	—
Deposits assumed	211,200	—	—
Accrued interest payable assumed	28	—	—
Other liabilities assumed	1,705	—	—

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury is the bank holding company for Salisbury Bank, a State chartered commercial bank. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through thirteen full-service offices located in Litchfield, Berkshire and Dutchess and Orange Counties in Connecticut, Massachusetts and New York, respectively. During 2014 Salisbury completed strategic initiatives, which enhance its market position in each of the three states in which it operates:

•	In May 2014, the Bank opened a new branch in Great Barrington, Massachusetts.
•	In June 2014, the Bank completed its acquisition of a branch and the related deposits of another bank located in Sharon, Connecticut. Operations of the Bank’s existing Sharon, Connecticut branch were consolidated into this new location.
•	In December 2014, the Bank completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury’s New York market presence.

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

Basis of Financial Statement Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, expected cash flows from loans acquired in a business combination, other-than-temporary impairment of securities, and impairment of goodwill and intangibles.

Certain reclassifications have been made to the 2013 and 2012 financial statements to make them consistent with the 2014 presentation.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2014. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

Acquired Loans

Loans that the Company acquired through business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the Company recognizes the accretable yield, which is defined as the excess of all cash flows expected to be collected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis according to the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference. For ASC 310-30 loans, prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected.

For loans that do not meet the ASC 310-30 criteria, the Company accretes interest income on a level yield basis using the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies” by collectively evaluating these loans for an allowance for loan losses.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management’s general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2014.

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

Commercial and industrial loans - Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, has an effect on the credit quality in this segment.

Municipal loans – Loans in this segment are extensions of credit to municipal and other governmental entities throughout Salisbury’s market area. The bank-qualified, tax-exempt loans are backed by the full faith and credit of the borrowing entity with taxing or appropriating authority, as appropriate. Maturities range from one year for bond anticipation notes to twenty years for long-term project finance. The ability of the borrower to pay may be affected by an economic downturn resulting in a severe reduction in tax or other revenues coupled with the depletion of an entity’s reserve liquidity. Historical default rates for bank-qualified (small issuer) general obligation municipal credit facilities are near 0%.

Consumer loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Loans individually evaluated for impairment

This component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for all portfolio loans except consumer loans and homogeneous residential real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.

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

Other Real Estate Owned (“OREO”)

Salisbury's loans collateralized by real estate and all other real estate owned (“OREO”) are located principally in northwestern Connecticut and New York and Massachusetts towns, which constitute Salisbury's service area. Accordingly, the collectability of a substantial portion of the loan portfolio and OREO is susceptible to changes in market conditions in Salisbury’s service area. While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in local economic conditions, particularly in Salisbury’s service area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Salisbury's allowance for loan losses and valuation of OREO. Such agencies may require Salisbury to recognize additions to the allowance or write-downs based on their judgments of information available to them at the time of their examination.

OREO consists of properties acquired through foreclosure or a deed in lieu of foreclosure. These properties are initially transferred at fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for declines in market value and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in OREO expense.

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

Bank Premises and Equipment

Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the related leases. Guidelines for expected useful life are as follows:

•	Building /Improvements – 39 years
•	Land Improvements – 15 years
•	Furniture and Fixtures – 7 years
•	Computer Equipment – 5 years
•	Software – 3 years

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury’s assets at December 31, 2014, and 2013, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319,000 arising from the 2007 purchase of a branch office in New York State, and $2,723,000 arising from the acquisition of Riverside Bank in December 2014. See Note 8.

On an annual basis management assesses intangible assets for impairment, and for the year ending December 31, 2014, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Statements of Cash Flows

For the purpose of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and interest-bearing demand deposits with other financial institutions.

Computation of Earnings per Share

The Company defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that are included in computing earnings per share (EPS) using the two-class method.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs; and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. Salisbury did not engage in any such transaction during the year.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. Salisbury did not engage in any such transaction during the year.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. Salisbury did not engage in any such transaction during the year.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position. Salisbury did not engage in any such transaction during the year.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on Salisbury’s results of operations or financial position.

NOTE 2 – MERGERS AND ACQUISITIONS

On December 5, 2014, the Company acquired all of the outstanding common shares of Riverside Bank. Riverside Bank operated four banking offices serving Dutchess, Ulster and Orange Counties in New York, and was merged with and into Salisbury Bank and Trust Company.  This business combination is an extension of the Salisbury franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Riverside’s operations.  The combination was negotiated between the companies and was approved unanimously by their respective boards of directors.

Riverside Bank shareholders received 1,001,485 shares of the Company common stock. On the acquisition date, Riverside Bank had 741,876 outstanding common shares.  Salisbury exchanged its stock in a ratio of 1.35 shares of the Company’s common stock for each share of Riverside Bank stock.  The 1,001,485 shares of Salisbury common stock issued in this exchange were valued at $27.19 per share based on the closing price of Salisbury posted on December 5, 2014 resulting in consideration paid of $27 million.  Salisbury paid $1.0 thousand in cash consideration to settle all fractional shares outstanding of Riverside bank.

The results of Riverside Bank’s operations are included in Salisbury’s Consolidated Statements of Income from the date of acquisition.

The assets and liabilities in the Riverside Bank acquisition were recorded at their fair value based on the utilization of third party specialists and management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of Riverside Bank’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration Paid: (In thousands)	Amount
Salisbury Bancorp common stock issued to Riverside Bank common stockholders	$27,230
Cash consideration paid for fractional shares	1
Riverside stock options, vested upon acquisition	20
Total consideration paid	$27,251

Recognized amounts of identifiable assets acquired and liabilities		Fair Value		As Recorded
assumed, at fair value:	As Acquired	Adjustment		at Acquisition
Cash and cash equivalents	$18,650	$—		$18,650
Investment securities	11,820	(78)	(a)	11,742
Loans	204,398	(8,093)	(b)	196,305
Premises and equipment	1,046	497	(c)	1,543
Other assets	7,006	—		7,006
Core deposit intangible	—	2,215		2,215
Deposits	(210,559)	(641)	(d)	(211,200)
Other liabilities	(1,733)	—		(1,733)
Total identifiable net assets	$30,628	$(6,100)		$24,528

Goodwill				$2,723

Explanation of Certain Fair Value Adjustments

(a) The adjustment represents the decrease in the book value of investments to their estimated fair value based on fair values on the date of acquisition.

(b) The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.  Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $13.7 million. Non-impaired loans not accounted for under 310-30 had a carrying value of $190.7 million.

(c) The adjustment represents the appraised value of the land and building acquired in the acquisition.  The land and building were recorded as fixed assets and the building will be amortized over its remaining useful life.

(d) The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Riverside Bank were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  For collateral dependent loans with deteriorated credit quality, to estimate the fair value, Salisbury analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Riverside Bank’s allowance for credit losses associated with the loans that were acquired as the loans were recorded at fair value upon acquisition.

Information about the acquired loan portfolio subject to purchased credit impaired loan accounting guidance (ASC 310-30) as of December 5, 2014 is as follows (in thousands):

(In thousands)	ASC 310-30 Loans
Contractually required principal and interest at acquisition	$16,209
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,288)
Expected cash flows at acquisition	11,921
Interest component of expected cash flows (accretable discount)	(1,293)
Fair value of acquired loans	$10,628

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

(In thousands)	2014
Balance at beginning of period	$—
Acquisitions	1,293
Accretion	(51)
Balance at end of period	$1,242

The results of operations of Riverside Bank since the acquisition date of December 5, 2014, have been included in Salisbury’s consolidated financial statements.

The following pro forma information assumes that the acquisition occurred at the beginning of the earliest period presented.

Years ended December 31, (in thousands)	2014	2013	2012
Total revenue	$39,841	$39,640	$43,001
Net income	6,411	7,136	7,654
Net income available to common shareholders	6,245	6,975	7,438
Earnings per share
Basic	$2.26	$2.59	$2.77
Diluted	2.24	2.57	2.64

The goodwill is not amortized for book purposes, and is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from Riverside Bank was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Direct merger, acquisition and integration costs of the Riverside Bank acquisition were expensed as incurred, and totaled $1.9 million in 2014 and $312,000 in 2013.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2014
Available-for-sale
U.S. Treasury notes	$2,699	$107	$—	$2,806
U.S. Government agency notes	5,850	24	—	5,874
Municipal bonds	38,962	1,455	(65)	40,352
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	27,036	688	(15)	27,709
Collateralized mortgage obligations
U.S. Government agencies	2,657	22	—	2,679
Non-agency	6,056	552	(12)	6,596
SBA bonds	4,336	129	—	4,465
CRA mutual funds	502	2	—	504
Preferred stock	20	307	—	327
Total securities available-for-sale	$88,118	$3,286	$(92)	$91,312
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.
(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2013
Available-for-sale
U.S. Treasury notes	$2,497	$160	$—	$2,657
U.S. Government agency notes	2,507	83	—	2,590
Municipal bonds	41,775	782	(2,120)	40,437
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	33,522	442	(72)	33,892
Collateralized mortgage obligations
U.S. Government agencies	3,545	35	—	3,580
Non-agency	7,923	401	(16)	8,308
SBA bonds	2,042	188	—	2,230
Preferred stock	20	777	—	797
Total securities available-for-sale	$93,831	$2,868	$(2,208)	$94,491
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,340	$—	$—	$5,340

(1) Net of other-than-temporary impairment write-downs recognized in earnings.

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Proceeds	$—	$—	$2,771
Gains realized	—	—	267
Losses realized	—	—	—
Net gains realized	—	—	267
Income tax provision	—	—	91

The following table summarizes, for all securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, in an unrealized loss position, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2014
Available-for-sale
Municipal bonds	$177	$1	$1,589	$64	$1,766	$65
Mortgage-backed securities	56	1	1,885	14	1,941	15
Collateralized mortgage obligations
Non-agency	441	7	164	5	605	12
Total temporarily impaired securities	674	9	3,638	83	4,312	92
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	—	—	—	—	—	—
Total temporarily impaired and other-than-
temporarily impaired securities	$674	$9	$3,638	$83	$4,312	$92
December 31, 2013
Available-for-sale
Municipal bonds	$19,714	$1,428	$2,323	$692	$22,037	$2,120
Mortgage-backed securities	15,096	20	2,132	52	17,228	72
Collateralized mortgage obligations
Non-agency	398	2	294	10	692	12
Total temporarily impaired securities	35,208	1,450	4,749	754	39,957	2,204
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	320	4	—	—	320	4
Total temporarily impaired and other-than-
temporarily impaired securities	$35,528	$1,454	$4,749	$754	$40,277	$2,208

Securities amortized cost; fair value and tax equivalent yield by maturity are as follows:

December 31, 2014 (dollars in thousands)		Amortized cost	Fair value	Yield(1)
U.S. Treasury notes	Within 1 year	$202	$202	2.13%
	After 1 year but within 5 years	2,497	2,604	3.00
	Total	2,699	2,806	2.93
U.S. Government agency notes	After 1 year but within 5 years	3,878	3,891	0.90
	After 5 years but within 10 years	1,972	1,983	1.25
	Total	5,850	5,874	1.02
Municipal bonds	Within 1 year	162	162	5.61
	After 1 year but within 5 years	1,101	1,104	5.51
	After 5 years but within 10 years	2,286	2,331	6.28
	After 10 years but within 15 years	2,179	2,270	6.25
	After 15 years	33,234	34,485	6.67
	Total	38,962	40,352	6.59
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	27,036	27,709	3.44
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	2,657	2,679	1.05
	Non-agency	6,056	6,596	4.32
SBA bonds		4,336	4,465	2.86
CRA mutual funds		502	504	3.38
Preferred stock		20	327	3.50
Securities available-for-sale		$88,118	$91,312	4.62

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2014.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at December 31, 2014.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management does not consider these securities to be OTTI at December 31, 2014.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at December 31, 2014, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2014. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The Company did not recognize any OTTI during the years ended December 31, 2014, 2013 and 2012.

NOTE 4 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

Years ended December 31,	2014			2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Total
Residential 1-4 family	$252,258	$9,223	$261,481	$231,113	$231,113
Residential 5+ multifamily	5,556	8,735	14,291	4,848	4,848
Construction of residential 1-4 family	2,004	—	2,004	1,876	1,876
Home equity credit	34,627	—	34,627	34,139	34,139
Residential real estate	294,445	17,958	312,403	271,976	271,976
Commercial	98,498	97,899	196,397	91,853	91,853
Construction of commercial	18,602	9,045	27,647	10,948	10,948
Commercial real estate	117,100	106,944	224,044	102,801	102,801
Farm land	3,239	—	3,239	3,402	3,402
Vacant land	9,342	—	9,342	9,067	9,067
Real estate secured	424,126	124,902	549,028	387,246	387,246
Commercial and industrial	49,204	68,714	117,918	46,292	46,292
Municipal	6,083	—	6,083	4,252	4,252
Consumer	4,334	122	4,456	3,889	3,889
Loans receivable, gross	483,747	193,738	677,485	441,679	441,679
Deferred loan origination fees and costs, net	1,203	—	1,203	1,182	1,182
Allowance for loan losses	(5,337)	(21)	(5,358)	(4,683)	(4,683)
Loans receivable, net	$479,613	$193,717	$673,330	$438,178	$438,178
Loans held-for-sale
Residential 1-4 family	$568	$—	$568	$173	$173

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

Salisbury also has entered into loan participation agreements with other banks and purchased a portion of the other banks’ originated loans.  Purchased amounts are accounted for as loans without recourse to the originating bank.  Salisbury and its originating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The originating banks service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.

At December 31, 2014 and 2013, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $39.0 million and $24,2 million, respectively. Salisbury sold participation interests in 20 loans with gross loan outstanding balances of $79.1 million; retaining $40.1 million in net balances.  Additionally, Salisbury purchased a participant share in 21 loans with outstanding balances of $13.8 million. Construction loans have not been fully drawn on as of December 31, 2014.

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in northwestern Connecticut, New York and Massachusetts towns, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

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

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio is examined periodically by its regulatory agencies, the FDIC and the Connecticut Department of Banking.

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$232,628	$12,350	$7,187	$93	$—	$252,258
Residential 5+ multifamily	3,420	1,072	1,064	—	—	5,556
Construction of residential 1-4 family	2,004	—	—	—	—	2,004
Home equity credit	32,639	807	1,181	—	—	34,627
Residential real estate	270,691	14,229	9,432	93	—	294,445
Commercial	79,975	10,728	7,795	—	—	98,498
Construction of commercial	18,024	—	578	—	—	18,602
Commercial real estate	97,999	10,728	8,373	—	—	117,100
Farm land	772	1,361	1,106	—	—	3,239
Vacant land	6,039	140	3,163	—	—	9,342
Real estate secured	375,501	26,458	22,074	93	—	424,126
Commercial and industrial	44,903	3,527	774	—	—	49,204
Municipal	6,083	—	—	—	—	6,083
Consumer	4,271	53	10	—	—	4,334
Loans receivable, gross	$430,758	$30,038	$22,858	$93	$—	$483,747
Acquired Loans
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$9,223
Residential 5+ multifamily	8,735	—	—	—	—	8,735
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	17,958
Commercial	89,820	3,830	3,723	526	—	97,899
Construction of commercial	9,045	—	—	—	—	9,045
Commercial real estate	98,865	3,830	3,723	526	—	106,944
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	116,261	3,830	4,285	526	—	124,902
Commercial and industrial	66,098	1,675	941	—	—	68,714
Municipal	—	—	—	—	—	—
Consumer	96	7	19	—	—	122
Loans receivable, gross	$182,455	$5,512	$5,245	$526	$—	$193,738

Business Activities Loans
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Residential 1-4 family	$212,683	$12,338	$5,997	$95	$—	$231,113
Residential 5+ multifamily	2,674	1,199	975	—	—	4,848
Construction of residential 1-4 family	1,876	—	—	—	—	1,876
Home equity credit	31,444	1,355	1,340	—	—	34,139
Residential real estate	248,677	14,892	8,312	95	—	271,976
Commercial	67,554	16,044	8,255	—	—	91,853
Construction of commercial	10,257	102	589	—	—	10,948
Commercial real estate	77,811	16,146	8,844	—	—	102,801
Farm land	847	1,421	1,134	—	—	3,402
Vacant land	5,640	288	3,139	—	—	9,067
Real estate secured	332,975	32,747	21,429	95	—	387,246
Commercial and industrial	37,860	7,452	980	—	—	46,292
Municipal	4,252	—	—	—	—	4,252
Consumer	3,739	113	37	—	—	3,889
Loans receivable, gross	$378,826	$40,312	$22,446	$95	$—	$441,679

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
								Accruing
(In thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	90 days and over	Non- accrual
December 31, 2014
Residential 1-4 family	$241,567	$7,299	$1,250	$555	$976	$611	$3,392	$—	$2,445
Residential 5+ multifamily	5,467	—	—	—	89	—	89	—	89
Construction of residential 1-4 family	2,004	—	—	—	—	—	—	—	—
Home equity credit	33,488	387	122	528	39	63	752	—	348
Residential real estate	282,526	7,686	1,372	1,083	1,104	674	4,233	—	2,882
Commercial	94,598	2,079	602	—	—	1,219	1,821	—	1,219
Construction of commercial	18,602	—	—	—	—	—	—	—	—
Commercial real estate	113,200	2,079	602	—	—	1,219	1,821	—	1,219
Farm land	2,119	—	13	723	—	384	1,120	—	384
Vacant land	6,422	51	7	—	39	2,823	2,869	—	2,862
Real estate secured	404,267	9,816	1,994	1,806	1,143	5,100	10,043	—	7,347
Commercial and industrial	48,478	582	91	17	36	—	144	17	33
Municipal	6,083	—	—	—	—	—	—	—	—
Consumer	4,274	47	8	5	—	—	13	—	—
Loans receivable, gross	$463,102	$10,445	$2,093	$1,828	$1,179	$5,100	$10,200	$17	$7,380

Acquired Loans
		Past due
								Accruing
(In thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	90 days and over	Non- accrual
December 31, 2014
Residential 1-4 family	$8,661	$—	$—	$—	$—	$562	$562	$—	$562
Residential 5+ multifamily	8,735	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	—	—	—	562	562	—	562
Commercial	95,695	1,109	167	—	285	643	1,095	—	1,931
Construction of commercial	9,045	—	—	—	—	—	—	—	—
Commercial real estate	104,740	1,109	167	—	285	643	1,095	—	1,931
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	122,136	1,109	167	—	285	1,205	1,657	—	2,493
Commercial and industrial	67,665	740	89	220	—	—	309	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	117	5	—	—	—	—	—	—	—
Loans receivable, gross	$189,918	$1,854	$256	$220	$285	$1,205	$1,966	$—	$2,493
Business Activities Loans
December 31, 2013
Residential 1-4 family	$222,356	$3,853	$1,795	$2,622	$353	$134	$4,904	$—	$1,525
Residential 5+ multifamily	4,749	—	—	99	—	—	99	—	—
Construction of residential 1-4 family	1,876	—	—	—	—	—	—	—	—
Home equity credit	33,391	129	361	125	—	133	619	—	402
Residential real estate	262,372	3,982	2,156	2,846	353	267	5,622	—	1,927
Commercial	89,434	566	371	108	235	1,139	1,853	—	1,857
Construction of commercial	9,784	1,025	—	139	—	—	139	—	—
Commercial real estate	99,218	1,591	371	247	235	1,139	1,992	—	1,857
Farm land	2,995	23	—	—	—	384	384	—	384
Vacant land	6,058	139	—	—	—	2,870	2,870	—	2,870
Real estate secured	370,643	5,735	2,527	3,093	588	4,660	10,868	—	7,038
Commercial and industrial	45,897	262	112	—	—	21	133	—	134
Municipal	4,252	—	—	—	—	—	—	—	—
Consumer	3,746	113	29	1	—	—	30	—	—
Loans receivable, gross	$424,538	$6,110	$2,668	$3,094	$588	$4,681	$11,031	$—	$7,172
66

Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2014, 2013 and 2012 had the loans been current in accordance with their original terms totaled $632,000, $487,000 and $106,000, respectively.

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	December 31, 2014			December 31, 2013
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	4	$308	$308	6	$2,434	$2,434
Land	—	—	—	2	225	225
Commercial real estate	4	1,076	1,076	—	—	—
Construction of commercial	1	131	131	—	—	—
Consumer	—	—	—	1	22	22
Commercial and industrial	—	—	—	1	91	91
Troubled debt restructurings	9	$1,515	$1,515	10	$2,772	$2,772
Rate reduction and term extension	—	$—	$—	5	$813	$813
Interest only pursuant to sale	1	24	24	1	40	40
Interest only and term extension	1	48	48	—	—	—
Interest only pursuant to sale and term extension	1	230	230	—	—	—
Interest only	1	30	30	—	—	—
Debt consolidation and term extension	2	447	447	—	—	—
Rate reduction	—	—	—	2	1,070	1,070
Rate reduction interest only	—	—	—	1	758	758
Debt consolidation, rate reduction, term extension and note bifurcation	1	399	399	—	—	—
Rate reduction and debt consolidation	—	—	—	1	91	91
Term extension	2	337	337	—	—	—
Troubled debt restructurings	9	$1,515	$1,515	10	$2,772	$2,772

Acquired Loans

December 31, 2014
(in thousands)	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	—	$—	$—
Land	—	—	—
Commercial real estate	1	571	571
Construction of commercial	—	—	—
Consumer	—	—	—
Commercial and industrial	—	—	—
Troubled debt restructurings	1	$571	$571
Rate reduction and term extension	—	$—	$—
Interest only pursuant to sale	—	—	—
Interest only and term extension	—	—	—
Interest only pursuant to sale and term extension	—	—	—
Interest only	—	—	—
Debt consolidation and term extension	—	—	—
Rate reduction	1	571	571
Rate reduction interest only	—	—	—
Debt consolidation, rate reduction, term extension and note bifurcation	—	—	—
Rate reduction and debt consolidation	—	—	—
Term extension	—	—	—
Troubled debt restructurings	1	$571	$571

Ten loans were restructured during 2014, of which one loan, totaling $30,000, was past due 90-179 days at December 31, 2014.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2014
	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	2	$38
Commercial real estate (1)	1	—
Commercial and industrial	—	—
Total	3	$38
(1)	Loan paid off as of December 31, 2014

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2013
	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	2	$783
Commercial and industrial	1	83
Total	3	$866

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

Business Activities Loans

Years ended December 31, (in thousands)	2014	2013
Non-accrual loans, excluding troubled debt restructured loans	$6,752	$5,419
Non-accrual troubled debt restructured loans	628	1,753
Accruing troubled debt restructured loans	9,189	8,500
Total impaired loans	$16,569	$15,672
Commitments to lend additional amounts to impaired borrowers	$—	$—

Acquired Loans

Years ended December 31, (in thousands)	2014
Non-accrual loans, excluding troubled debt restructured loans	$2,493
Non-accrual troubled debt restructured loans	—
Accruing troubled debt restructured loans	571
Total impaired loans	$3,064
Commitments to lend additional amounts to impaired borrowers	$—

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
Years ended	December 31, 2014					December 31, 2014
(In thousands)	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential	$1,938	$657	$(307)	$18	$2,306	$—	$—	$—	$—	$—
Commercial	1,385	355	(84)	41	1,697	—	7	—	—	7
Land	226	58	(121)	1	164	—	—	—	—	—
Real estate	3,549	1,070	(512)	60	4,167	—	7	—	—	7
Commercial and industrial	561	25	(19)	16	583	—	14	—	—	14
Municipal	43	18	—	—	61	—	—	—	—	—
Consumer	105	16	(28)	24	117	—	—	—	—	—
Unallocated	425	(16)	—	—	409	—	—	—	—	—
Totals	$4,683	$1,113	$(559)	$100	$5,337	$—	$21	$—	$—	$21
Business Activities Loans
	December 31, 2013
(In thousands)	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance
Residential	$1,934	$275	$(271)	$—	$1,938
Commercial	1,059	528	(208)	6	1,385
Land	300	147	(221)	—	226
Real estate	3,293	950	(700)	6	3,549
Commercial and industrial	499	65	(4)	1	561
Municipal	36	7	—	—	43
Consumer	92	59	(70)	24	105
Unallocated	440	(15)	—	—	425
Totals	$4,360	$1,066	$(774)	$31	$4,683
Business Activities Loans
	December 31, 2012
(In thousands)	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance
Residential	$1,479	$688	$(233)	$—	$1,934
Commercial	1,139	(52)	(64)	36	1,059
Land	409	167	(276)	—	300
Real estate	3,027	803	(573)	36	3,293
Commercial and industrial	704	(21)	(222)	38	499
Municipal	24	12	—	—	36
Consumer	79	78	(91)	26	92
Unallocated	242	198	—	—	440
Totals	$4,076	$1,070	$(886)	$100	$4,360

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$245,997	$1,316	$6,261	$549	$252,258	$1,865
Residential 5+ multifamily	4,536	66	1,020	3	5,556	69
Construction of residential 1-4 family	2,004	13	—	—	2,004	13
Home equity credit	34,231	350	396	9	34,627	359
Residential real estate	286,768	1,745	7,677	561	294,445	2,306
Commercial	93,784	1,018	4,714	486	98,498	1,504
Construction of commercial	18,474	193	128	—	18,602	193
Commercial real estate	112,258	1,211	4,842	486	117,100	1,697
Farm land	2,855	59	384	—	3,239	59
Vacant land	6,245	67	3,097	38	9,342	105
Real estate secured	408,126	3,082	16,000	1,085	424,126	4,167
Commercial and industrial	48,635	532	569	51	49,204	583
Municipal	6,083	61	—	—	6,083	61
Consumer	4,334	117	—	—	4,334	117
Unallocated allowance	—	—	—	—	—	409
Totals	$467,178	$3,792	$16,569	$1,136	$483,747	$5,337

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	—	$9,223	$—
Residential 5+ multifamily	8,735	—	—	—	—	—	8,735	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	—	17,958	—
Commercial	89,820	—	2,502	—	5,577	—	97,899	—
Construction of commercial	9,045	7	—	—	—	—	9,045	7
Commercial real estate	98,865	7	2,502	—	5,577	—	106,944	7
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	116,261	7	3,064	—	5,577	—	124,902	7
Commercial and industrial	66,874	14	—	—	1,840	—	68,714	14
Municipal	—	—	—	—	—	—	—	—
Consumer	103	—	—	—	19	—	122	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$183,238	$21	$3,064	$—	$7,436	$—	$193,738	$21

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2013
Residential 1-4 family	$225,419	$897	$5,694	$617	$231,113	$1,514
Residential 5+ multifamily	3,894	20	954	—	4,848	20
Construction of residential 1-4 family	1,876	11	—	—	1,876	11
Home equity credit	33,689	363	450	30	34,139	393
Residential real estate	264,878	1,291	7,098	647	271,976	1,938
Commercial	87,059	977	4,794	282	91,853	1,259
Construction of commercial	10,948	126	—	—	10,948	126
Commercial real estate	98,007	1,103	4,794	282	102,801	1,385
Farm land	3,018	61	384	—	3,402	61
Vacant land	5,972	64	3,095	101	9,067	165
Real estate secured	371,875	2,519	15,371	1,030	387,246	3,549
Commercial and industrial	45,584	519	708	42	46,292	561
Municipal	4,252	43	—	—	4,252	43
Consumer	3,710	36	179	69	3,889	105
Unallocated allowance	—	—	—	—	—	425
Totals	$425,421	$3,117	$16,258	$1,141	$441,679	$4,683

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$457,744	$3,283	$—	$—	$457,744	$3,283
Potential problem loans	9,423	509	11	—	9,434	509
Impaired loans	—	—	16,569	1,136	16,569	1,136
Unallocated allowance	—	409	—	—	—	409
Totals	$467,167	$4,201	$16,580	$1,136	$483,747	$5,337

Acquired Loans

December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$187,966	$21	$—	$—	$187,966	$21
Potential problem loans	2,708	—	—	—	2,708	—
Impaired loans	—	—	3,064	—	3,064	—
Unallocated allowance	—	—	—	—	—	—
Totals	$190,674	$21	$3,064	$—	$193,738	$21

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	Recognized
December 31, 2014
Residential 1-4 family	$5,008	$5,157	$4,547	$552	$128	$2,273	$2,395	$2,703	$57
Home equity credit	9	24	91	9	—	387	405	441	4
Residential real estate	5,017	5,181	4,638	561	128	2,660	2,800	3,144	61
Commercial	3,383	3,563	3,262	486	108	1,331	1,520	1,468	54
Construction of commercial	—	—	—	—	—	128	134	123	—
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,097	3,996	3,090	38	12	—	—	—	—
Real estate secured	11,497	12,740	10,990	1,085	248	4,503	4,838	5,119	115
Commercial and industrial	102	161	106	51	2	467	469	516	30
Consumer	—	—	—	—	—	—	—	19	—
Totals	$11,599	$12,901	$11,096	$1,136	$250	$4,970	$5,307	$5,654	$145

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	Recognized
December 31, 2014
Residential 1-4 family	$—	$—	$—	$—	$—	$562	$716	$562	$3
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	562	716	562	3
Commercial	—	—	—	—	—	2,502	4,014	2,502	12
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	—	—	—	—	—	3,064	4,730	3,064	15
Commercial and industrial	—	—	—	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$3,064	$4,734	$3,064	$15
Business Activities Loans
December 31, 2013
Residential 1-4 family	$4,409	$4,516	$3,995	$598	$99	$2,073	$2,522	$2,285	$54
Home equity credit	72	72	101	30	2	378	428	251	4
Residential real estate	4,481	4,588	4,096	628	101	2,451	2,950	2,536	58
Commercial	2,777	2,835	2,349	282	127	1,771	2,299	2,411	47
Construction of commercial	—	—	3	—	—	—	20	8	—
Farm land	—	—	—	—	—	384	384	118	—
Vacant land	3,095	3,889	1,853	101	—	—	100	1,430	—
Real estate secured	10,353	11,312	8,301	1,011	228	4,606	5,753	6,503	105
Commercial and industrial	119	154	233	42	1	573	975	595	36
Consumer	—	—	—	—	—	22	22	—	—
Totals	$10,472	$11,466	$8,534	$1,053	$229	$5,201	$6,750	$7,098	$141

NOTE 5 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2014	2013
Residential mortgage loans serviced for others	$138,106	$146,258
Fair value of mortgage servicing rights	1,568	1,579

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Mortgage Servicing Rights
Balance, beginning of period	$980	$1,075	$772
Originated	17	294	682
Amortization (1)	(303)	(389)	(379)
Balance, end of period	694	980	1,075
Valuation Allowance
Balance, beginning of period	(15)	(38)	(22)
Decrease (increase) in impairment reserve (1)	15	23	(16)
Balance, end of period	—	(15)	(38)
Mortgage servicing rights, net	$694	$965	$1,037
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2014	2013
Securities available-for-sale (at fair value)	$69,055	$57,623
Loans receivable	157,581	130,574
Total pledged assets	$226,636	$188,197

At December 31, 2014 securities were pledged as follows: $58.8 million to secure public deposits, $10.2 million to secure repurchase agreements and $0.1 million to secure FHLBB and FRB advances. Additionally, loans receivable are pledged to secure FHLBB advances and credit facilities.

NOTE 7 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2014	2013
Land	$2,237	$2,137
Buildings and improvements	11,070	9,655
Leasehold improvements	1,953	706
Capital lease	425	425
Furniture, fixtures, equipment and software	5,869	5,713
Construction in progress, including land acquisition and development	257	132
Total cost	21,811	18,768
Accumulated depreciation and amortization	(7,380)	(7,157)
Bank premises and equipment, net	$14,431	$11,611

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Goodwill (1)
Balance, beginning of period	$9,829	$9,829	$9,829
Additions	2,723	—	—
Impairment	—	—	—
Balance, end of period	$12,552	$9,829	$9,829
Core Deposit Intangibles
Cost, beginning of period	$2,543	$2,543	$2,543
Union Savings branch purchase	490	—	—
Riverside Bank merger	2,215	—	—
Impairment	—	—	—
Cost, end of period	5,248	2,543	2,543
Amortization, beginning of period	(1,967)	(1,745)	(1,523)
Amortization	(291)	(222)	(222)
Amortization, end of period	(2,258)	(1,967)	(1,745)
Core deposit intangibles, net	$2,990	$576	$798
(1)	Not subject to amortization.

In June 2014, Salisbury acquired the Sharon, Connecticut branch office of Union Savings Bank, and assumed approximately $18.2 million in deposits and acquired approximately $0.1 million in loans. Salisbury realized no goodwill and assigned a core deposit intangible of $490,000 to the acquisition. In December 2014, Salisbury acquired Riverside Bank of Poughkeepsie, NY, and assumed approximately $211.2 million in deposits and acquired approximately $196.3 million in loans, and a property located at 11 Garden Street, Poughkeepsie, NY. Salisbury realized goodwill of $2.7 million and assigned a core deposit intangible of $2.2 million to the acquisition.

Salisbury evaluated its goodwill and intangible assets as of December 31, 2014 and 2013, and found no impairment.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years’ digits method. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2015	$ 652
2016	601
2017	461
2018	342
2019	288
2020	234
2021	180
2022	130
2023	78
2024	24

NOTE 9 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows:

Years ended December 31, (in thousands)	CD maturities
2015	$76,080
2016	31,845
2017	11,536
2018	9,455
2019	10,127
2020	2,167
Total	$141,210

The total amount and scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

Years ended December 31, (in thousands)	2014	2013
Within three months	$9,175	$6,279
After three through six months	10,705	5,834
After six through twelve months	14,738	7,450
Over one year	35,375	14,804
Total	$69,993	$34,367

The total amount and scheduled maturities of time certificates of deposit in denominations of $250,000 or more were as follows:

Years ended December 31, (in thousands)	2014	2013
Within three months	$2,406	$2,079
After three through six months	3,568	1,922
After six through twelve months	2,900	2,465
Over one year	4,248	2,366
Total	$13,122	$8,832

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (dollars in thousands)	2014	2013
Repurchase agreements, ending balance	$4,163	$2,554
Repurchase agreements, average balance during period	4,598	3,035
Book value of collateral	10,034	11,020
Market value of collateral	10,729	11,106
Weighted average rate during period	0.18%	0.19%
Weighted average maturity	1 day	1 day
74

NOTE 11 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2014			December 31, 2013
Years ended December 31, (dollars in thousands)	Total	Callable (1)	Rate (2)	Total	Callable (1)	Rate (2)
2014	$—	$—	0.00%	$1,598	$—	3.87%
2015	791	—	3.88	791	—	3.88
2016	15,022	15,000	4.05	15,022	15,000	4.05
2017	6,000	6,000	3.99	6,000	6,000	3.99
2018	7,000	—	3.69	7,000	—	3.69
Total	$28,813	$21,000	3.95%	$30,411	$21,000	3.94%
(1)	Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. Callable advances are callable quarterly or one time callable by the FHLBB.
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $14.6 million and access to an unused FHLBB line of credit of $3.5 million at December 31, 2014. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2014	2013
Highest month-end balance during period	$5,545	$—
Ending balance	—	—
Average balance during period	664	52
Weighted average rate during period	0.29%	0.29%

NOTE 12 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Federal	$1,057	$940	$1,076
State	226	103	112
Current provision	1,283	1,043	1,188
Federal	(553)	215	(199)
State	(120)	—	—
Change in valuation allowance	—	(349)	—
Deferred benefit	(673)	(134)	(199)
Income tax provision	$610	$909	$989

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31,	2014	2013	2012
Income tax at statutory federal tax rate	34.00%	34.00%	34.00%
State tax, net of federal tax benefit	2.23	1.35	1.47
Tax exempt income and dividends received deduction	(30.22)	(18.18)	(16.25)
Expiration of capital loss carry forward	0.00	7.00	0.00
Merger/acquisition related costs	7.77	0.00	0.00
Other	5.71	1.04	0.27
Change in valuation allowance	0.00	(7.00)	0.00
Effective income tax rates	19.49%	18.21%	19.49%

The components of Salisbury's net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2014	2013
Allowance for loan losses	$1,373	$1,369
Interest on non-performing loans	236	180
Accrued deferred compensation	301	62
Post-retirement benefits	17	16
Other real estate owned write-downs	72	35
Restricted stock awards	111	48
Mark-to-market purchase accounting adjustments	2,180	—
Write-down of securities	1,497	1,388
Alternative minimum tax	540	528
Other	10	4
Gross deferred tax assets	6,337	3,630
Valuation allowance	—	—
Gross deferred tax assets, net	6,337	3,630
Deferred loan costs, net	(538)	(402)
Goodwill and core deposit intangible asset	(821)	(746)
Accelerated depreciation	(1,209)	(1,114)
Mark-to-market purchase accounting adjustments	—	(6)
Mortgage servicing rights	(255)	(328)
Prepaid pension	—	(236)
Unrecognized pension benefit	—	(314)
Net unrealized holding gain on available-for-sale securities	(1,086)	(224)
Gross deferred tax liabilities	(3,909)	(3,370)
Net deferred tax asset	$2,428	$260

Deferred taxes were increased during 2014 by $809,000 as a result of the acquisition of Riverside Bank, and by $1,234,000 for the tax effect of related adjustments to goodwill.

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

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2014 and 2013, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through December 31, 2014.

NOTE 13 – SHAREHOLDERS’ EQUITY

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on Salisbury’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Salisbury and the Bank must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Salisbury and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2014, that Salisbury and the Bank meet all of their capital adequacy requirements and are well-capitalized.

The Bank was classified, as of its most recent notification, as "well capitalized.” The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to risk-weighted assets)
Salisbury	$89,783	14.27%	$50,334	8.0%	n/a	—
Bank	80,492	12.75	50,492	8.0	$63,116	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	84,171	13.38	25,167	4.0	n/a	—
Bank	74,881	11.86	25,246	4.0	37,869	6.0
Tier 1 Capital (to average assets)
Salisbury	84,171	12.31	27,344	4.0	n/a	—
Bank	74,881	10.95	27,345	4.0	34,181	5.0
December 31, 2013
Total Capital (to risk-weighted assets)
Salisbury	$66,404	16.46%	$32,280	8.0%	n/a	—
Bank	56,425	13.87	32,539	8.0	$40,674	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	61,340	15.20	16,140	4.0	n/a	—
Bank	51,361	12.63	16,270	4.0	24,405	6.0
Tier 1 Capital (to average assets)
Salisbury	61,340	10.65	23,035	4.0	n/a	—
Bank	51,361	8.96	22,938	4.0	28,673	5.0

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank and Company. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank and the Company will remain well-capitalized and that their capital levels will exceed the new capital requirements.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2014 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

Simultaneously with the receipt of the SBLF capital, Salisbury repurchased for $8,816,000 all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of the Troubled Asset Relief Program of the Emergency Economic Stabilization Act of 2008, and made a payment for accrued dividends. The transaction resulted in net capital proceeds to Salisbury of $7,184,000, of which Salisbury invested $6,466,000, or 90%, in the Bank as Tier 1 Capital.

NOTE 14 – PENSION AND OTHER BENEFITS

Salisbury had an insured noncontributory defined benefit retirement plan which was available to employees prior to December 31, 2012 based upon age and length of service. Effective December 31, 2012, the pension plan was frozen, by amending the plan to freeze retirement benefits at current levels and discontinue future benefit accruals. The plan was terminated effective October 15, 2014.  During 2012, Salisbury decided to complete its transition from providing retirement benefits under a defined benefit pension plan to a defined contribution 401(k) plan which is discussed below.

Years ended December 31, (in thousands)	2014	2013	2012
Change in projected benefit obligation
Benefit obligation at beginning of year	$5,250	$6,039	$7,949
Actuarial (gain)/loss	(977)	(860)	1,012
Service cost	—	—	404
Interest cost	277	255	358
Curtailments and settlements	—	—	(3,586)
Benefits paid	(4,550)	(184)	(98)
Benefit obligation at end of year	—	5,250	6,039
Change in plan assets
Plan assets at estimated fair value at beginning of year	6,868	6,019	6,164
Actual return on plan assets	(2,318)	1,033	720
Contributions by employer	—	—	129
Curtailments and settlements	—	—	(896)
Benefits paid	(4,550)	(184)	(98)
Fair value of plan assets at end of year	—	6,868	6,019
Funded status and recognized asset (liability)
included in other assets (liabilities) on the balance sheet	$—	$1,618	$(20)

The components of amounts recognized in accumulated other comprehensive income, before tax effect, are as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Unrecognized gain (loss)	$—	$924	$(711)
Total	$—	$924	$(711)

The accumulated benefit obligation for the plan was $0 and $5,250,000 at December 31, 2014 and 2013, respectively. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.10% for 2013 and 4.35% for 2012.

The components of net periodic cost are as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Service cost	$—	$—	$404
Interest cost on benefit obligation	277	255	358
Expected return on plan assets	(297)	(258)	(455)
Amortization of net gain (loss)	(1)	—	123
Net periodic benefit cost	(21)	(3)	430
Additional amount recognized due to settlement or curtailment	—	—	341
	(21)	(3)	771
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	923	(1,635)	(2,284)
Amortization of net gain (loss)	1	—	(123)
Total recognized in other comprehensive loss (income)	924	(1,635)	(2,407)
Total recognized in net periodic cost and other comprehensive loss (income)	$903	$(1,638)	$(1,636)

The discount rate used to determine the net periodic benefit cost was 5.10% for 2014, 4.35% for 2013 and 4.75% for 2012; and the expected return on plan assets was 4.35% for 2014 and 2013, and 7.50% for 2012.

In 2014, Salisbury terminated the Defined Benefit Pension Plan.  Excess assets in the amount of $1,018,000 were distributed to the Bank’s Defined Contribution Plan (401k) and the Employee Stock Ownership Plan (ESOP) for future allocations to employees.  The division of the excess pension assets was 66.67% to the 401k account (or $679,000) and 33.33% to the ESOP account (or $339,000).

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. Effective December 31, 2012, and simultaneously with the freezing of the pension plan, the 401(k) Plan was amended to increase the safe harbor contribution for all qualifying employees to 4% from 3%. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the plan, is subject to change in the future. An additional discretionary match, of up to 6%, may also be made for all employees that meet the plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the plan.

Both the safe harbor and additional discretionary match, if any, vest immediately.

Salisbury’s 401(k) Plan contribution expense for 2014, 2013 and 2012 was $331,000, $657,000 and $292,000, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an Employee Stock Ownership Plan (ESOP) to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $15,000 and $160,000 in 2014 and 2013, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $581,000 and $528,000 at December 31, 2014, and 2013, respectively. Expense under this arrangement was $53,000 for 2014, $49,000 for 2013, and $45,000 for 2012.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $105,000 and $121,000 at December 31, 2014, and 2013, respectively. The related expense amounted to $8,000, $9,000 and $12,000 for 2014, 2013 and 2012, respectively.

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen year period as described in the agreement. The related liability was $668,000 at December 31, 2014. The related expense amounted to $2,000 for 2014.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section.

In 2014 and 2013, the Bank awarded seven (7) and six (6) Executives, respectively with discretionary contributions to the plan. Expenses related to this plan amounted to $60,000 for 2014. In 2014, there was also a recovery of $8,000 of prior expenses from contributions in 2013. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year.

NOTE 15 - LONG TERM INCENTIVE PLAN

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

In 2014, 2013, and 2012, there were 2,160, 1,330 and 960 shares issued, respectively, and the related compensation expense was $65,000, $34,000 and $24,000, respectively.

The persons eligible to receive awards under the Plan are the officers, directors and employees of Salisbury and the Bank. The Plan is administered by the Human Resources and Compensation Committee (“Compensation Committee“) appointed by the Board. However, the Board may exercise any power or authority granted to the Compensation Committee. Subject to the terms of the Plan, the Compensation Committee or the Board is authorized to select eligible persons to receive Awards, determine the type and number of Awards to be granted and the number of shares of Common Stock to which Awards will relate, specify times at which Awards will be exercisable or settleable, including performance conditions that may be required as a condition thereof, set other terms and conditions of Awards, prescribe forms of Award agreements, interpret and specify rules and regulations relating to the Plan, and make all other determinations that may be necessary or advisable for the administration of the Plan.

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

Grants of Restricted Stock and Options

On January 3, 2014, Salisbury granted a total of 3,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to two (2) employees, including 2,000 shares to Donald E. White, Chief Financial Officer, and 1,000 shares to Richard P. Kelly, Executive Vice President and Chief Credit Officer. The stock will be vested three years from the grant date.

On December 5, 2014, Salisbury granted a total of 6,000 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, to three (3) employees, including 1,000 shares to Richard J. Cantele, Jr., President and Chief Executive Officer, 3,000 shares to John Davies, New York Regional President and Chief Lending Officer, and 2,000 shares to Todd Rubino, Senior Vice President and Senior Commercial Loan Officer. Of these 6,000 shares, 2,250 immediately vested and the remaining 3,750 shares vest over a period of 36 months.

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

The remaining weighted average vesting period on restricted shares as of December 31, 2014, over which unrecognized compensation cost is expected to be recognized, is 1.5 years.

Expense in 2014 and 2013 totaled $216,000 and $142,000. Unrecognized compensation cost relating to the awards as of December 31, 2014 and 2013 totaled $313,000 and $335,000, respectively. Forfeitures in 2014 totaled 2,000 shares, and forfeitures in 2013 totaled 500 shares.

NOTE 16 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2014	2013
Balance, beginning of period	$1,279	$1,309
Additional related party loans acquired pursuant to Riverside Bank merger	6,828	—
Advances	271	63
Repayments	(318)	(93)
Balance, end of period	$8,060	$1,279

NOTE 17 - COMPREHENSIVE INCOME

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in shareholders’ equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

The components of comprehensive income are as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Net income	$2,521	$4,083	$4,077
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	2,534	(3,743)	2,632
Reclassification of net realized gains in net income(1)	—	—	(279)
Unrealized gains (losses) on securities available-for-sale	2,534	(3,743)	2,353
Income tax (expense) benefit	(862)	1,273	(800)
Unrealized gains (losses) on securities available-for-sale, net of tax	1,672	(2,470)	1,553
Pension plan (expense) income (see Note 14)	(924)	1,635	2,407
Income tax benefit (expense)	314	(556)	(818)
Pension plan (expense) income, net of tax	(610)	1,079	1,589
Other comprehensive income (loss), net of tax	1,062	(1,391)	3,142
Comprehensive income	$3,583	$2,692	$7,219

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gain on securities, net; the tax effect is included in the income tax provision; and the after tax amount is included in net income.

The components of accumulated other comprehensive income are as follows:

December 31, (in thousands)	2014	2013
Unrealized gains on securities available-for-sale, net of tax	$2,108	$436
Unrecognized pension plan income, net of tax	—	610
Accumulated other comprehensive income	$2,108	$1,046

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

Salisbury leases facilities and equipment under operating leases that expire at various dates through 2023. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $147,000, $85,000 and $97,000 for 2014, 2013 and 2012, respectively.

Future minimum lease payments at December 31, 2014 are as follows:

Future minimum lease payments (in thousands)
2015	$235
2016	207
2017	166
2018	93
2019	79
2020	82
2021	28
2022	28
2023	16
$934
82

Salisbury leases a facility under a capital lease that expires in 2029 with an option to terminate the lease in 2018. The lease has varying renewal options, requires a fixed annual rent, and provides that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The following is a schedule by years of future minimum lease payments under the capital lease with the present value of the net minimum lease payments as of December 31, 2014.

Future minimum lease payments (in thousands)
2015	$72
2016	72
2017	72
2018	72
2019	84
Thereafter	780
Total minimum lease payments	1,152
Less amount representing interest	728
$424

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

The Actions involved a dispute over title to certain real property located in Westport, Connecticut that was conveyed by Erling Christophersen, as grantor, to the Trust on or about August 8, 2007.  Subsequent to this conveyance, the Bank loaned $3,387,000 to the Trust, which was secured by a commercial mortgage in favor of the Bank on the Westport property.  This mortgage is the subject of the Foreclosure Action brought by the Bank.

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

On September 15, 2014, Christophersen moved to open the Judgment, which motion was denied by order of the Court dated September 30, 2014.  On October 3, 2014, Christophersen filed an Appeal of the Judgment and of the denial of his motion to reopen.   Salisbury Bank moved to dismiss the Appeal on October 24, 2014, on grounds that Christophersen cannot represent the Trust as he is not an attorney, and that Christophersen in his individual capacity does not have any interest in this appeal.  On December 17, 2014, the motion was granted in part and dismissed in part, but the decision is moot because counsel submitted an appearance on behalf of the Trust on December 29, 2014. On January 20, 2015, Christophersen filed a motion for reconsideration, which motion was denied by order of the Appellate Court on February 10, 2015. After a pre-argument conference, which is scheduled for April 10, 2015, the parties will submit briefs to the court.  The court will then schedule oral arguments and render a decision thereafter.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2014 and 2013, the maximum potential amount of the Bank’s obligation was $3,422,000 and $53,000, respectively, for financial, commercial and standby letters of credit. If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (in thousands)	2014	2013
Residential	$3,030	$314
Home equity credit	25,882	28,377
Commercial	16,751	9,900
Land	5	10
Real estate secured	45,668	38,601
Commercial and industrial	57,905	17,563
Consumer	1,537	1,321
Unadvanced portions of loans	105,110	57,485
Commitments to originate loans	20,953	9,730
Standby letters of credit	3,422	53
Total	$129,485	$67,268

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

Salisbury adopted ASC 820-10, “Fair Value Measurement - Overall,” which provides a framework for measuring fair value under generally accepted accounting principles. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2014.

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

Other than discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.

Loans held-for-sale. The fair value is determined using a factor based on the estimated gain on sale of the loan.

Loans, net. The carrying value of the loans in the loan portfolio is based on their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, the unamortized balance of any deferred fees or costs on originated loans and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. The fair value of the loans is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Accrued interest receivable. Carrying value approximates fair value.

Deposits. The fair value of demand, non-interest bearing checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.

Borrowed funds. The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2014
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,806	$—	$2,806
U.S. Government agency notes	—	5,874	—	5,874
Municipal bonds	—	40,352	—	40,352
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	27,709	—	27,709
Collateralized mortgage obligations:
U.S. Government agencies	—	2,679	—	2,679
Non-agency	—	6,596	—	6,596
SBA bonds	—	4,465	—	4,465
CRA mutual funds	—	504	—	504
Preferred stock	327	—	—	327
Securities available-for-sale	$327	$90,985	$—	$91,312
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	10,463	10,463
Other real estate owned	—	—	1,002	1,002
December 31, 2013
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,657	$—	$2,657
U.S. Government agency notes	—	2,590	—	2,590
Municipal bonds	—	40,437	—	40,437
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	33,892	—	33,892
Collateralized mortgage obligations:
U.S. Government agencies	—	3,580	—	3,580
Non-agency	—	8,308	—	8,308
SBA bonds	—	2,230	—	2,230
Preferred stock	797	—	—	797
Securities available-for-sale	$797	$93,694	$—	$94,491
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	9,782	9,782
Other real estate owned	—	—	377	377

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2014
Financial Assets
Cash and cash equivalents	$36,105	$36,105	$36,105	$—	$—
Securities available-for-sale	91,312	91,312	327	90,985	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	568	572	—	—	572
Loans receivable, net	673,330	683,845	—	—	683,845
Accrued interest receivable	2,334	2,334	—	—	2,334
Financial Liabilities
Demand (non-interest-bearing)	$161,386	$161,386	$—	$—	$161,386
Demand (interest-bearing)	117,169	117,169	—	—	117,169
Money market	174,274	174,274	—	—	174,274
Savings and other	121,387	121,387	—	—	121,387
Certificates of deposit	141,210	142,261	—	—	142,261
Deposits	715,426	716,477	—	—	716,477
Repurchase agreements	4,163	4,163	—	—	4,163
FHLBB advances	28,813	30,626	—	—	30,626
Capital lease liability	424	929	—	—	929
Accrued interest payable	166	166	—	—	166
December 31, 2013
Financial Assets
Cash and cash equivalents	$12,711	$12,711	$12,711	$—	$—
Interest-bearing time deposits with other banks	738	738	—	—	738
Securities available-for-sale	94,491	94,491	797	93,694	—
Federal Home Loan Bank stock	5,340	5,340	—	5,340	—
Loans held-for-sale	173	175	—	—	175
Loans receivable, net	438,178	430,645	—	—	430,645
Accrued interest receivable	1,760	1,760	—	—	1,760
Financial Liabilities
Demand (non-interest-bearing)	$84,677	$84,677	$—	$—	$84,677
Demand (interest-bearing)	81,932	81,932	—	—	81,932
Money market	120,550	120,550	—	—	120,550
Savings and other	107,171	107,171	—	—	107,171
Certificates of deposit	83,039	83,520	—	—	83,520
Deposits	477,369	477,850	—	—	477,850
Repurchase agreements	2,554	2,554	—	—	2,554
FHLBB advances	30,411	33,034	—	—	33,034
Capital lease liability	425	425	425	—	—
Accrued interest payable	140	140	—	—	140

NOTE 21 – SALISBURY BANCORP (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2014	2013
Assets
Cash and due from banks	$9,436	$9,302
Interest-bearing time deposits with other banks	—	738
Investment in bank subsidiary	92,531	62,811
Other assets	6	—
Total Assets	$101,973	$72,851
Liabilities and Shareholders' Equity
Liabilities	$152	$61
Shareholders' equity	101,821	72,790
Total Liabilities and Shareholders' Equity	$101,973	$72,851

Statements of Income Years ended December 31, (in thousands)	2014	2013	2012
Dividends from subsidiary	$2,143	$2,128	$2,243
Interest	21	27	42
Expenses	986	394	81
Income before taxes and equity in undistributed net income of subsidiary	1,178	1,761	2,204
Income tax benefit	91	—	—
Income before equity in undistributed net income of subsidiary	1,269	1,761	2,204
Equity in undistributed net income of subsidiary	1,252	2,322	1,873
Net income	$2,521	$4,083	$4,077

Statements of Cash Flows Years ended December 31, (in thousands)	2014	2013	2012
Net income	$2,521	$4,083	$4,077
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(1,252)	(2,322)	(1,873)
Other	85	24	16
Net cash provided by operating activities	1,354	1,785	2,220
Investing Activities
Investment in bank	(27,251)	—	—
Maturities (purchases) of interest-bearing time deposits of other banks	738	(738)	—
Maturities of securities available-for-sale	—	—	1,103
Net cash (utilized) provided by investing activities	(26,513)	(738)	1,103
Financing Activities
Common stock dividends paid	(1,918)	(1,915)	(1,892)
Preferred stock dividends paid	(166)	(161)	(240)
Proceeds from issuance of common stock	126	34	24
Issuance of Salisbury stock to Riverside shareholders	27,251	—	—
Net cash provided (utilized) by financing activities	25,293	(2,042)	(2,108)
Increase (decrease) in cash and cash equivalents	134	(995)	1,215
Cash and cash equivalents, beginning of period	9,302	10,297	9,082
Cash and cash equivalents, end of period	$9,436	$9,302	$10,297

NOTE 22 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2014	2013	2012
Net income	$2,521	$4,083	$4,077
Less: Preferred stock dividends declared	(166)	(161)	(216)
Net income available to common shareholders	2,355	3,922	3,861
Less: Undistributed earnings allocated to participating securities	(27)	(39)	—
Net income allocated to common stock	$2,328	$3,883	$3,861
Weighted average common shares issued	1,785	1,710	1,690
Less: Unvested restricted stock awards	(21)	(19)	—
Weighted average common shares outstanding used to calculate basic earnings per common share	1,764	1,691	1,690
Add: Dilutive effect of unvested restricted stock awards	1	—	—
Weighted average common shares outstanding used to calculate diluted earnings per common share	1,765	1,691	1,690
Earnings per common share (basic and diluted)	$1.32	$2.30	$2.28

NOTE 23 – SUBSEQUENT EVENTS

The Board of Directors of Salisbury declared a $0.28 per common share quarterly cash dividend at their January 30, 2015 meeting. The dividend was paid on February 27, 2015 to shareholders of record as of February 13, 2015.

Phantom Stock Appreciation Unit and Long Term Incentive Plan

Effective January 1, 2015, the Board of Directors adopted the 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”).  The only awards that may be granted under the Plan are Phantom Stock Appreciation Units.  A “Phantom Stock Appreciation Unit” represents the right to receive a cash payment on the determination date (i.e., the vesting date) equal to the positive difference between the strike price on the grant date and the tangible book value of a share of the Company’s Common Stock on the determination date.  The determination date will be established by the Committee on or before the grant date.  The number of Phantom Stock Appreciation Units available for award under the Plan shall be Two Million Five Hundred Thousand (2,500,000).  The maximum number of Phantom Stock Appreciation Units that may be issued in any one Plan Year is 200,000 and grants of Phantom Stock Appreciation Units not made within a Plan Year shall not be added to or serve to increase the grant limit in any future Plan Year.  The vesting of an award will generally be accelerated upon separation from service due to death, disability, involuntary termination without cause or the occurrence of a change in control.

NOTE 24 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2014 and 2013 is as follows:

Year ended December 31, 2014 (in thousands, except ratios and per share amounts)	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Statement of Income
Interest and dividend income	$5,443	$5,552	$5,444	$6,416
Interest expense	668	647	690	699
Net interest and dividend income	4,775	4,905	4,754	5,717
Provision for loan losses	337	314	318	165
Trust and Wealth Advisory	779	939	791	786
Service charges and fees	542	626	639	666
Gains on sales of mortgage loans, net	11	32	—	21
Mortgage servicing, net	27	11	41	15
Other	79	74	82	91
Non-interest income	1,438	1,682	1,553	1,579
Non-interest expense	5,110	5,068	5,108	6,852
Income before income taxes	766	1,205	881	279
Income tax provision	215	239	113	43
Net income	551	966	768	236
Net income available to common shareholders	505	926	728	196
Financial Condition
Total assets	$589,771	$621,476	$638,089	$855,427
Loans, net	446,518	456,627	461,913	673,330
Allowance for loan losses	4,894	5,102	5,384	5,358
Securities	98,015	92,884	88,960	94,827
Deposits	477,512	507,361	522,294	715,426
Repurchase agreements	2,643	4,344	6,500	4,163
FHLBB advances	30,017	29,619	29,218	28,813
Shareholders' equity	74,001	75,000	75,516	101,821
Non-performing assets	8,526	8,757	8,945	10,892
Per Common Share Data
Earnings, basic	$0.29	$0.54	$0.43	$0.10
Earnings, diluted	0.29	0.54	0.43	0.10
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	33.90	34.44	34.74	31.54
Market price: (a)
High	27.58	30.98	30.70	28.39
Low	25.90	27.13	26.95	25.88
Statistical Data
Net interest margin (fully tax equivalent)	3.72%	3.74%	3.39%	3.68%
Efficiency ratio (fully tax equivalent)	77.11	72.35	75.92	77.80
Return on average assets	0.35	0.62	0.45	0.11
Return on average shareholders' equity	3.53	6.32	4.85	1.18
Weighted average common shares outstanding, basic	1,691	1,691	1,693	1,981
Weighted average common shares outstanding, diluted	1,691	1,691	1,693	1,981
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $.10 per share ("Common Stock") trades on the NASDAQ Capital Market under the symbol: SAL. As of March 1, 2015, there were approximately 2,131 shareholders of record of Salisbury's Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2013 (in thousands, except ratios and per share amounts)	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Statement of Income
Interest and dividend income	$5,406	$5,434	$5,431	$5,479
Interest expense	803	801	772	686
Net interest and dividend income	4,603	4,633	4,659	4,793
Provision for loan losses	396	240	240	190
Trust and Wealth Advisory	725	824	750	775
Service charges and fees	516	575	595	612
Gains on sales of mortgage loans, net	279	153	69	78
Mortgage servicing, net	26	8	(37)	38
Other	79	90	82	68
Non-interest income	1,625	1,650	1,459	1,571
Non-interest expense	4,705	4,610	4,643	4,977
Income before income taxes	1,127	1,433	1,235	1,197
Income tax provision	187	289	219	214
Net income	940	1,144	1,016	983
Net income available to common shareholders	900	1,103	976	943
Financial Condition
Total assets	$597,343	$600,712	$589,481	$587,109
Loans, net	406,258	416,729	420,306	438,178
Allowance for loan losses	4,686	4,632	4,656	4,683
Securities	124,004	111,950	105,156	99,831
Deposits	487,773	492,040	479,869	477,369
Repurchase agreements	2,329	2,980	3,870	2,554
FHLBB advances	31,574	31,187	30,801	30,411
Shareholders' equity	72,206	71,489	71,211	72,790
Non-performing assets	9,297	9,639	9,737	7,549
Per Common Share Data
Earnings, basic and diluted	$0.53	$0.65	$0.57	$0.55
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	32.88	32.45	32.28	33.21
Market price: (a)
High	26.44	28.00	29.95	28.00
Low	23.55	25.18	25.52	25.50
Statistical Data
Net interest margin (fully tax equivalent)	3.54%	3.54%	3.51%	3.71%
Efficiency ratio (fully tax equivalent)	70.93	68.88	71.72	71.77
Return on average assets	0.61	0.74	0.64	0.64
Return on average shareholders' equity	6.45	7.81	7.05	6.69
Weighted average equivalent shares outstanding, diluted	1,690	1,691	1,691	1,691
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s principal executive officer and principal financial officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2014. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of Salisbury’s internal control over financial reporting at and for the year ended December 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework (1992 version), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Salisbury’s internal control over financial reporting is effective at and for the year ended December 31, 2014.

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

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2014 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in Salisbury's Proxy Statement for the 2015 Annual Meeting of Shareholders, under the captions “Executive Officers;” “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2015 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury’s Proxy Statement for the 2015 Annual Meeting of Shareholders, under the captions Security Ownership of Certain Beneficial Owners (“Principal Shareholders”) “Directors and Nominees for Election for a Three Year Term and Director Independence” and “Executive Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2015 Meeting of Shareholders, under the captions “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2015 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014.
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Warrant to purchase Common Stock dated March 13, 2009. (incorporated by reference to Exhibit 4.1 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011). (Such Warrant was repurchased by Salisbury on November 2, 2011 and simultaneously cancelled. See Exhibit 10.8 below.)
10.1	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.2	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2001 Annual Report on Form 10-KSB/A filed May 8, 2002). (Such Plan expired in 2011 and was replaced by the 2011 Long Term Incentive Plan. See, Exhibit 10.9 below.)
10.3	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.4	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.5	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.6	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.7	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.8	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.9	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.10	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.11	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules
No financial statement schedules are required to be filed as Exhibits pursuant to Item 15(c).
94

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.
President and Chief Executive Officer
March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ Michael D. Gordon
Louis E. Allyn, II	Michael D. Gordon
Director	Director
March 30, 2015	March 30, 2015

/s/ Charles M. Andola	/s/ Polly Diane Hoe
Charles M. Andola	Polly Diane Hoe
Director	Director
March 30, 2015	March 30, 2015

/s/ George E. Banta	/s/ Nancy F. Humphreys
George E. Banta	Nancy F. Humphreys
Director	Director
March 30, 2015	March 30, 2015

/s/ Arthur J. Bassin	/s/ Holly J. Nelson
Arthur J. Bassin	Holly J. Nelson
Director	Director
March 30, 2015	March 30, 2015

/s/ Louise F. Brown	/s/ John F. Perotti
Louise F. Brown	John F. Perotti
Director	Director
March 30, 2015	March 30, 2015

/s/ Richard J. Cantele, Jr.	/s/ Rudolph P. Russo
Richard J. Cantele, Jr.	Rudolph P. Russo
Director, President and Chief Executive Officer	Director
March 30, 2015	March 30, 2015

/s/ Robert S. Drucker	/s/ Michael A. Varet
Robert S. Drucker	Michael A. Varet
Director	Director, Chairman of the Board
March 30, 2015	March 30, 2015

/s/ David B. Farrell	/s/ Donald E. White
David B. Farrell	Donald E. White
Director	Chief Financial Officer
March 30, 2015	and Chief Accounting Officer
March 30, 2015

