Form 10-Q
period 2015-03-31
SALISBURY BANCORP INC
filed 2015-05-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 13, 2015 is 2,728,516.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Cash and due from banks	$15,094	$13,280
Interest bearing demand deposits with other banks	37,806	22,825
Total cash and cash equivalents	52,900	36,105
Securities
Available-for-sale at fair value	81,179	91,312
Federal Home Loan Bank of Boston stock at cost	3,515	3,515
Loans held-for-sale	328	568
Loans receivable, net (allowance for loan losses: $5,182 and $5,358)	676,734	673,330
Other real estate owned	875	1,002
Bank premises and equipment, net	14,261	14,431
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $2,427 and $2,258)	2,821	2,990
Accrued interest receivable	2,356	2,334
Cash surrender value of life insurance policies	13,406	13,314
Deferred taxes	2,569	2,428
Other assets	1,541	1,546
Total Assets	$865,037	$855,427
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$163,387	$161,386
Demand (interest bearing)	115,099	117,169
Money market	173,492	174,274
Savings and other	131,794	121,387
Certificates of deposit	141,138	141,210
Total deposits	724,910	715,426
Repurchase agreements	3,278	4,163
Federal Home Loan Bank of Boston advances	28,403	28,813
Capital lease liability	423	424
Accrued interest and other liabilities	4,812	4,780
Total Liabilities	761,826	753,606
Shareholders' Equity
Preferred stock - $.01 per share par value	16,000	16,000
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share
Common stock - $.10 per share par value	273	272
Authorized: 5,000,000 and 3,000,000;
Issued: 2,728,516 and 2,720,766
Paid-in capital	41,231	41,077
Retained earnings	44,110	42,677
Unearned compensation - restricted stock awards	(271)	(313)
Accumulated other comprehensive income	1,868	2,108
Total Shareholders' Equity	103,211	101,821
Total Liabilities and Shareholders' Equity	$865,037	$855,427

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands except per share amounts)	2015	2014
Interest and dividend income
Interest and fees on loans	$7,922	$4,596
Interest on debt securities
Taxable	326	381
Tax exempt	390	445
Other interest and dividends	33	21
Total interest and dividend income	8,671	5,443
Interest expense
Deposits	444	351
Repurchase agreements	1	1
Capital lease	18	18
Federal Home Loan Bank of Boston advances	282	298
Total interest expense	745	668
Net interest and dividend income	7,926	4,775
(Benefit) provision for loan losses	(200)	337
Net interest and dividend income after (benefit) provision for loan losses	8,126	4,438
Non-interest income
Gains on sales of available-for-sale securities, net	175	—
Trust and wealth advisory	822	779
Service charges and fees	731	542
Gains on sales of mortgage loans, net	94	11
Mortgage servicing, net	(40)	28
Other	114	78
Total non-interest income	1,896	1,438
Non-interest expense
Salaries	2,540	1,844
Employee benefits	1,005	741
Premises and equipment	908	673
Data processing	474	399
Professional fees	650	358
Collections and OREO	244	135
FDIC insurance	198	98
Marketing and community support	110	113
Amortization of core deposit intangibles	169	56
Merger and acquisition related expenses	—	261
Other	537	432
Total non-interest expense	6,835	5,110
Income before income taxes	3,187	766
Income tax provision	953	215
Net income	$2,234	$551
Net income available to common shareholders	$2,194	$505

Basic earnings per common share	$0.81	$0.29
Diluted earnings per common share	0.80	0.29
Common dividends per share	0.28	0.28

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2015	2014
Net income	$2,234	$551
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(193)	1,757
Reclassification of net realized gains in net income(1)	(175)	—
Unrealized (losses) gains on securities available-for-sale	(368)	1,757
Income tax benefit (expense)	128	(598)
Unrealized (losses) gains on securities available-for-sale, net of tax	(240)	1,159
Change in unrecognized pension plan costs	—	—
Income tax (benefit) expense	—	—
Pension plan income (loss), net of tax	—	—
Other comprehensive (loss) income, net of tax	(240)	1,159
Comprehensive income	$1,994	$1,710

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands) unaudited	Common Stock		Preferred stock	Paid-in capital	Retained earnings	Unearned compensation - restricted stock awards	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income for period	—	—	—	—	551	—	—	551
Other comprehensive income, net of tax	—	—	—	—	—	—	1,159	1,159
Common stock dividends declared	—	—	—	—	(479)	—	—	(479)
Preferred stock dividends declared	—	—	—	—	(46)	—	—	(46)
Issuance of restricted common stock	3,000	—	—	80	—	(80)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation - restricted stock awards	—	—	—	—	—	26	—	26
Balances at March 31, 2014	1,711,121	$171	$16,000	$13,698	$42,266	$(339)	$2,205	$74,001
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income for period	—	—	—	—	2,234	—	—	2,234
Other comprehensive loss, net of tax	—	—	—	—	—	—	(240)	(240)
Common stock dividends declared	—	—	—	—	(761)	—	—	(761)
Preferred stock dividends declared	—	—	—	—	(40)	—	—	(40)
Stock options exercised	6,750	1	—	125	—	—	—	126
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Stock based compensation - restricted stock awards	—	—	—	—	—	42	—	42
Balances at March 31, 2015	2,728,516	$273	$16,000	$41,231	$44,110	$(271)	$1,868	$103,211

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2015	2014
Operating Activities
Net income	$2,234	$551
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	38	60
Bank premises and equipment	311	225
Core deposit intangible	169	56
Mortgage servicing rights	119	79
Fair value adjustment on loans	(650)	8
Fair value adjustment on deposits	(135)	—
(Gains) and losses, including write-downs
Gain on sales of securities available-for-sale, net	(175)	—
Gain on sales of loans, excluding capitalized servicing rights	(32)	(6)
Write-downs of other real estate owned	127	—
Loss on sale/disposals of premises and equipment	45	1
(Benefit) provision for loan losses	(200)	337
Proceeds from loans sold	2,134	501
Loans originated for sale	(1,862)	(442)
Increase in deferred loan origination fees and costs, net	(3)	(4)
Mortgage servicing rights originated	(62)	(5)
Increase (decrease) in mortgage servicing rights impairment reserve	10	(11)
Increase in interest receivable	(22)	(44)
Deferred tax benefit	(13)	(12)
Increase in prepaid expenses	(126)	(46)
Increase in cash surrender value of life insurance policies	(92)	(58)
Decrease in income tax receivable	—	(7)
Increase in income taxes payable	55	—
Decrease (increase) in other assets	64	(22)
(Decrease) increase in accrued expenses	(184)	304
Increase in interest payable	—	1
Increase in other liabilities	161	982
Stock based compensation-restricted stock awards	71	26
Net cash provided by operating activities	1,982	2,474
Investing Activities
Maturity (purchase) of interest-bearing time deposits with other banks	—	738
Redemption of Federal Home Loan Bank of Boston stock	—	—
Purchases of securities available-for-sale	(3)	—
Proceeds from sales of securities available-for-sale	3,861	—
Proceeds from calls of securities available-for-sale	3,740	1,120
Proceeds from maturities of securities available-for-sale	2,304	2,393
Proceeds from maturities of securities held-to-maturity	—	—
Loan originations and principal collections, net	(3,011)	(8,689)
Loans purchased	—	—
Recoveries of loans previously charged off	460	8
Proceeds from sales of other real estate owned	—	—
Purchase of life insurance policies	—	—
Capital expenditures	(186)	(664)
Net cash provided (utilized) by investing activities	7,165	(5,094)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Three months ended March 31, (in thousands)	2015	2014
Financing Activities
Increase in deposit transaction accounts, net	9,556	2,140
Increase (decrease) in time deposits, net	63	(1,997)
(Decrease) increase in securities sold under agreements to repurchase, net	(885)	89
Principal payments on Federal Home Loan Bank of Boston advances	(410)	(394)
Decrease in capital lease obligation	(1)	—
Stock options exercised	126	—
Common stock dividends paid	(761)	(479)
Series B preferred stock dividends paid	(40)	(46)
Net cash provided (utilized) by financing activities	7,648	(687)
Net increase (decrease) in cash and cash equivalents	16,795	(3,307)
Cash and cash equivalents, beginning of year	36,105	12,711
Cash and cash equivalents, end of period	$52,900	$9,404
Cash paid during year
Interest	$745	$667
Income taxes	911	1,234

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

The financial statements have been prepared in accordance with (U.S.) generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

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

Impact of New Accounting Pronouncements Issued

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
March 31, 2015
Available-for-sale
U.S. Treasury notes	$2,699	$98	$—	$2,797
U.S. Government agency notes	2,980	23	—	3,003
Municipal bonds	34,424	1,014	(29)	35,409
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	25,633	707	(2)	26,338
Collateralized mortgage obligations
U.S. Government agencies	2,493	20	—	2,513
Non-agency	5,713	547	(7)	6,253
SBA bonds	3,886	99	—	3,985
CRA mutual funds	505	7	—	512
Preferred stock	20	349	—	369
Total securities available-for-sale	$78,353	$2,864	$(38)	$81,179
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	3,515
(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2014
Available-for-sale
U.S. Treasury notes	$2,699	$107	$—	$2,806
U.S. Government agency notes	5,850	24	—	5,874
Municipal bonds	38,962	1,455	(65)	40,352
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	27,036	688	(15)	27,709
Collateralized mortgage obligations
U.S. Government agencies	2,657	22	—	2,679
Non-agency	6,056	552	(12)	6,596
SBA bonds	4,336	129	—	4,465
CRA mutual funds	502	2	—	504
Preferred stock	20	307	—	327
Total securities available-for-sale	$88,118	$3,286	$(92)	$91,312
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515

Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury sold $3.9 million in securities available-for-sale during the three month period ended March 31, 2015, and did not sell any securities available-for-sale during the three month period ended March 31, 2014.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2015
Available-for-sale
Municipal bonds	$1,303	$(29)	$—	$—	$1,303	$(29)
Mortgage-backed securities	239	(2)	—	—	239	(2)
Collateralized mortgage obligations			—	—
Non-agency	291	(7)	—	—	291	(7)
Total temporarily impaired securities	1,833	(38)	—	—	1,833	(38)
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	—	—	—	—	—	—
Total temporarily impaired and other-than-temporarily impaired securities	$1,833	$(38)	$—	$—	$1,833	$(38)

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2015.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at March 31, 2015.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006-to-2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate Salisbury performs credit underwriting reviews of issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management does not consider these securities to be OTTI at March 31, 2015.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2015, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2015. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost base.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2015	2014
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2015. Further deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	March 31, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$258,642	$9,513	$268,155	$252,258	$9,223	$261,481
Residential 5+ multifamily	5,792	6,406	12,198	5,556	8,735	14,291
Construction of residential 1-4 family	3,681	—	3,681	2,004	—	2,004
Home equity credit	34,414	—	34,414	34,627	—	34,627
Residential real estate	302,529	15,919	318,448	294,445	17,958	312,403
Commercial	102,194	94,846	197,040	98,498	97,899	196,397
Construction of commercial	14,814	9,913	24,727	18,602	9,045	27,647
Commercial real estate	117,008	104,759	221,767	117,100	106,944	224,044
Farm land	3,207	—	3,207	3,239	—	3,239
Vacant land	9,268	—	9,268	9,342	—	9,342
Real estate secured	432,012	120,678	552,690	424,126	124,902	549,028
Commercial and industrial	55,923	61,280	117,203	49,204	68,714	117,918
Municipal	6,109	—	6,109	6,083	—	6,083
Consumer	4,598	110	4,708	4,334	122	4,456
Loans receivable, gross	498,642	182,068	680,710	483,747	193,738	677,485
Deferred loan origination fees and costs, net	1,206	—	1,206	1,203	—	1,203
Allowance for loan losses	(5,119)	(63)	(5,182)	(5,337)	(21)	(5,358)
Loans receivable, net	$494,729	$182,005	$676,734	$479,613	$193,717	$673,330
Loans held-for-sale
Residential 1-4 family	$328	$—	$328	$568	$—	$568

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in Litchfield County Connecticut, Dutchess, Orange, Columbia Counties New York and Berkshire County Massachusetts, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2015
Residential 1-4 family	$240,831	$10,712	$7,006	$93	$—	$258,642
Residential 5+ multifamily	3,764	1,064	964	—	—	5,792
Construction of residential 1-4 family	3,681	—	—	—	—	3,681
Home equity credit	32,482	816	1,116	—	—	34,414
Residential real estate	280,758	12,592	9,086	93	—	302,529
Commercial	83,920	10,623	7,651	—	—	102,194
Construction of commercial	14,224	15	575	—	—	14,814
Commercial real estate	98,144	10,638	8,226	—	—	117,008
Farm land	758	1,342	1,107	—	—	3,207
Vacant land	5,974	137	3,157	—	—	9,268
Real estate secured	385,634	24,709	21,576	93	—	432,012
Commercial and industrial	51,644	3,497	782	—	—	55,923
Municipal	6,109	—	—	—	—	6,109
Consumer	4,545	44	9	—	—	4,598
Loans receivable, gross	$447,932	$28,250	$22,367	$93	$—	$498,642

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2015
Residential 1-4 family	$8,942	$—	$571	$—	$—	$9,513
Residential 5+ multifamily	6,406	—	—	—	—	6,406
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	15,348	—	571	—	—	15,919
Commercial	86,710	3,923	3,699	514	—	94,846
Construction of commercial	9,913	—	—	—	—	9,913
Commercial real estate	96,623	3,923	3,699	514	—	104,759
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	111,971	3,923	4,270	514	—	120,678
Commercial and industrial	58,986	1,568	639	87	—	61,280
Municipal	—	—	—	—	—	—
Consumer	84	7	1	18	—	110
Loans receivable, gross	$171,041	$5,498	$4,910	$619	$—	$182,068

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$232,628	$12,350	$7,187	$93	$—	$252,258
Residential 5+ multifamily	3,420	1,072	1,064	—	—	5,556
Construction of residential 1-4 family	2,004	—	—	—	—	2,004
Home equity credit	32,639	807	1,181	—	—	34,627
Residential real estate	270,691	14,229	9,432	93	—	294,445
Commercial	79,975	10,728	7,795	—	—	98,498
Construction of commercial	18,024	—	578	—	—	18,602
Commercial real estate	97,999	10,728	8,373	—	—	117,100
Farm land	772	1,361	1,106	—	—	3,239
Vacant land	6,039	140	3,163	—	—	9,342
Real estate secured	375,501	26,458	22,074	93	—	424,126
Commercial and industrial	44,903	3,527	774	—	—	49,204
Municipal	6,083	—	—	—	—	6,083
Consumer	4,271	53	10	—	—	4,334
Loans receivable, gross	$430,758	$30,038	$22,858	$93	$—	$483,747

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$9,223
Residential 5+ multifamily	8,735	—	—	—	—	8,735
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	17,958
Commercial	89,820	3,830	3,723	526	—	97,899
Construction of commercial	9,045	—	—	—	—	9,045
Commercial real estate	98,865	3,830	3,723	526	—	106,944
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	116,261	3,830	4,285	526	—	124,902
Commercial and industrial	66,098	1,675	941	—	—	68,714
Municipal	—	—	—	—	—	—
Consumer	96	7	19	—	—	122
Loans receivable, gross	$182,455	$5,512	$5,245	$526	$—	$193,738

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
March 31, 2015
Residential 1-4 family	$249,563	$2,091	$5,140	$319	$292	$1,237	$6,988	$—	$4,447
Residential 5+ multifamily	5,703	—	—	—	—	89	89	—	89
Construction of residential 1-4 family	3,681	—	—	—	—	—	—	—	—
Home equity credit	33,737	395	98	108	66	10	282	—	634
Residential real estate	292,684	2,486	5,238	427	358	1,336	7,359	—	5,170
Commercial	98,600	2,165	264	248	—	917	1,429	—	2,597
Construction of commercial	14,799	—	—	15	—	—	15	—	—
Commercial real estate	113,399	2,165	264	263	—	917	1,444	—	2,597
Farm land	2,100	—	—	723	—	384	1,107	—	383
Vacant land	6,370	24	—	13	38	2,823	2,874	—	2,861
Real estate secured	414,553	4,675	5,502	1,426	396	5,460	12,784	—	11,011
Commercial and industrial	54,358	1,031	65	451	—	18	534	—	488
Municipal	6,109	—	—	—	—	—	—	—	—
Consumer	4,531	52	12	3	—	—	15	—	—
Loans receivable, gross	$479,551	$5,758	$5,579	$1,880	$396	$5,478	$13,333	$—	$11,499

Acquired Loans

March 31, 2015
Residential 1-4 family	$8,730	$212	$—	$—	$—	$571	$571	$—	$571
Residential 5+ multifamily	6,406	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	15,136	212	—	—	—	571	571	—	571
Commercial	88,380	4,399	518	133	472	944	2,067	—	1,930
Construction of commercial	8,882	746	—	285	—	—	285	—	—
Commercial real estate	97,262	5,145	518	418	472	944	2,352	—	1,930
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	112,398	5,357	518	418	472	1,515	2,923	—	2,501
Commercial and industrial	60,120	922	238	—	—	—	238	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	105	—	5	—	—	—	5	—	—
Loans receivable, gross	$172,623	$6,279	$761	$418	$472	$1,515	$3,166	$—	$2,501

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
December 31, 2014
Residential 1-4 family	$241,567	$7,299	$1,250	$555	$976	$611	$3,392	$—	$2,445
Residential 5+ multifamily	5,467	—	—	—	89	—	89	—	89
Construction of residential 1-4 family	2,004	—	—	—	—	—	—	—	—
Home equity credit	33,488	387	122	528	39	63	752	—	348
Residential real estate	282,526	7,686	1,372	1,083	1,104	674	4,233	—	2,882
Commercial	94,598	2,079	602	—	—	1,219	1,821	—	1,219
Construction of commercial	18,602	—	—	—	—	—	—	—	—
Commercial real estate	113,200	2,079	602	—	—	1,219	1,821	—	1,219
Farm land	2,119	—	13	723	—	384	1,120	—	384
Vacant land	6,422	51	7	—	39	2,823	2,869	—	2,862
Real estate secured	404,267	9,816	1,994	1,806	1,143	5,100	10,043	—	7,347
Commercial and industrial	48,478	582	91	17	36	—	144	17	33
Municipal	6,083	—	—	—	—	—	—	—	—
Consumer	4,274	47	8	5	—	—	13	—	—
Loans receivable, gross	$463,102	$10,445	$2,093	$1,828	$1,179	$5,100	$10,200	$17	$7,380

Acquired Loans

December 31, 2014
Residential 1-4 family	$8,661	$—	$—	$—	$—	$562	$562	$—	$562
Residential 5+ multifamily	8,735	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	—	—	—	562	562	—	562
Commercial	95,695	1,109	167	—	285	643	1,095	—	1,931
Construction of commercial	9,045	—	—	—	—	—	—	—	—
Commercial real estate	104,740	1,109	167	—	285	643	1,095	—	1,931
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	122,136	1,109	167	—	285	1,205	1,657	—	2,493
Commercial and industrial	67,665	740	89	220	—	—	309	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	117	5	—	—	—	—	—	—	—
Loans receivable, gross	$189,918	$1,854	$256	$220	$285	$1,205	$1,966	$—	$2,493

Interest on non-accrual loans that would have been recorded as additional interest income for the quarters ended March 31, 2015 and 2014 had the loans been current in accordance with their original terms totaled $135,000 and $146,000, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	March 31, 2015			December 31, 2014
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	1	$51	$51	4	$308	$308
Commercial real estate	1	297	297	4	1,076	1,076
Construction of commercial	—	—	—	1	131	131
Troubled debt restructurings	2	$348	$348	9	$1,515	$1,515
Rate reduction and term extension	1	$297	$297	—	$—	$—
Interest only pursuant to sale	—	—	—	1	24	24
Interest only and term extension	—	—	—	1	48	48
Interest only pursuant to sale and term extension	—	—	—	1	230	230
Interest only	—	—	—	1	30	30
Debt consolidation and term extension	—	—	—	2	447	447
Debt consolidation, rate reduction, term extension and note bifurcation	1	51	51	1	399	399
Term extension	—	—	—	2	337	337
Troubled debt restructurings	2	$348	$348	9	$1,515	$1,515

 Acquired Loans

	March 31, 2015			December 31, 2014
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Commercial real estate	—	$—	$—	1	$571	$571
Troubled debt restructurings	—	$—	$—	1	$571	$571
Rate reduction	—	$—	$—	1	$571	$571
Troubled debt restructurings	—	$—	$—	1	$571	$571

Two loans were modified in troubled debt restructures during 2015, neither of which was past due at March 31, 2015.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	March 31, 2015					March 31, 2015
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,306	$372	$(293)	$1	$2,386	$—	$—	$—	$—	$—
Commercial	1,697	(270)	(72)	—	1,355	7	11	—	—	18
Land	164	12	—	—	176	—	—	—	—	—
Real estate	4,167	114	(365)	1	3,917	7	11	—	—	18
Commercial and industrial	583	(340)	(56)	450	637	14	24	—	7	45
Municipal	61	—	—	—	61	—	—	—	—	—
Consumer	117	16	(15)	2	120	—	—	—	—	—
Unallocated	409	(25)	—	—	384	—	—	—	—	—
Totals	$5,337	$(235)	$(436)	$453	$5,119	$21	$35	$—	$7	$63
	Business Activities Loans					Acquired Loans
(in thousands)	December 31, 2014					December 31, 2014
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$1,938	$657	$(307)	$18	$2,306	$—	$—	$—	$—	$—
Commercial	1,385	355	(84)	41	1,697	—	7	—	—	7
Land	226	58	(121)	1	164	—	—	—	—	—
Real estate	3,549	1,070	(512)	60	4,167	—	7	—	—	7
Commercial and industrial	561	25	(19)	16	583	—	14	—	—	14
Municipal	43	18	—	—	61	—	—	—	—	—
Consumer	105	16	(28)	24	117	—	—	—	—	—
Unallocated	425	(16)	—	—	409	—	—	—	—	—
Totals	$4,683	$1,113	$(559)	$100	$5,337	$—	$21	$—	$—	$21

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2015
Residential 1-4 family	$250,403	$1,091	$8,239	$888	$258,642	$1,979
Residential 5+ multifamily	4,778	61	1,014	3	5,792	64
Construction of residential 1-4 family	3,681	25	—	—	3,681	25
Home equity credit	33,694	310	720	8	34,414	318
Residential real estate	292,556	1,487	9,973	899	302,529	2,386
Commercial	97,585	1,059	4,609	134	102,194	1,193
Construction of commercial	14,687	162	127	—	14,814	162
Commercial real estate	112,272	1,221	4,736	134	117,008	1,355
Farm land	2,823	58	384	10	3,207	68
Vacant land	6,175	66	3,093	42	9,268	108
Real estate secured	413,826	2,832	18,186	1,085	432,012	3,917
Commercial and industrial	55,364	610	559	27	55,923	637
Municipal	6,109	61	—	—	6,109	61
Consumer	4,447	42	151	78	4,598	120
Unallocated allowance	—	384	—	—	—	384
Totals	$479,746	$3,929	$18,896	$1,190	$498,642	$5,119

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2015
Residential 1-4 family	$8,942	$—	$571	$—	$—	$—	$9,513	$—
Residential 5+ multifamily	6,406	—	—	—	—	—	6,406	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—
Residential real estate	15,348	—	571	—	—	—	15,919	—
Commercial	86,842	2	2,499	—	5,505	—	94,846	2
Construction of commercial	9,913	16	—	—	—	—	9,913	16
Commercial real estate	96,755	18	2,499	—	5,505	—	104,759	18
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	112,103	18	3,070	—	5,505	—	120,678	18
Commercial and industrial	59,623	45	—	—	1,658	—	61,281	45
Municipal	—	—	—	—	—	—	—	—
Consumer	91	—	—	—	18	—	109	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$171,817	$63	$3,070	$—	$7,181	$—	$182,068	$63

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$245,997	$1,316	$6,261	$549	$252,258	$1,865
Residential 5+ multifamily	4,536	66	1,020	3	5,556	69
Construction of residential 1-4 family	2,004	13	—	—	2,004	13
Home equity credit	34,231	350	396	9	34,627	359
Residential real estate	286,768	1,745	7,677	561	294,445	2,306
Commercial	93,784	1,018	4,714	486	98,498	1,504
Construction of commercial	18,474	193	128	—	18,602	193
Commercial real estate	112,258	1,211	4,842	486	117,100	1,697
Farm land	2,855	59	384	—	3,239	59
Vacant land	6,245	67	3,097	38	9,342	105
Real estate secured	408,126	3,082	16,000	1,085	424,126	4,167
Commercial and industrial	48,635	532	569	51	49,204	583
Municipal	6,083	61	—	—	6,083	61
Consumer	4,334	117	—	—	4,334	117
Unallocated allowance	—	—	—	—	—	409
Totals	$467,178	$3,792	$16,569	$1,136	$483,747	$5,337

 Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$—	$9,223	$—
Residential 5+ multifamily	8,735	—	—	—	—	—	8,735	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	—	17,958	—
Commercial	89,820	—	2,502	—	5,577	—	97,899	—
Construction of commercial	9,045	7	—	—	—	—	9,045	7
Commercial real estate	98,865	7	2,502	—	5,577	—	106,944	7
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	116,261	7	3,064	—	5,577	—	124,902	7
Commercial and industrial	66,874	14	—	—	1,840	—	68,714	14
Municipal	—	—	—	—	—	—	—	—
Consumer	103	—	—	—	19	—	122	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$183,238	$21	$3,064	$—	$7,436	$—	$193,738	$21

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

March 31, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$473,001	$3,296	$—	$—	$473,001	$3,296
Potential problem loans	6,745	249	—	—	6,745	249
Impaired loans	—	—	18,896	1,190	18,896	1,190
Unallocated allowance	—	384	—	—	—	384
Totals	$479,746	$3,929	$18,896	$1,190	$498,642	$5,119

Acquired Loans

March 31, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$176,645	$63	$—	$—	$176,645	$63
Potential problem loans	2,353	—	—	—	2,353	—
Impaired loans	—	—	3,070	—	3,070	—
Unallocated allowance	—	—	—	—	—	—
Totals	$178,998	$63	$3,070	$—	$182,068	$63

Business Activities Loans
December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$457,744	$3,283	$—	$—	$457,744	$3,283
Potential problem loans	9,423	509	11	—	9,434	509
Impaired loans	—	—	16,569	1,136	16,569	1,136
Unallocated allowance	—	409	—	—	—	409
Totals	$467,167	$4,201	$16,580	$1,136	$483,747	$5,337

Acquired Loans
December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$187,966	$21	$—	$—	$187,966	$21
Potential problem loans	2,708	—	—	—	2,708	—
Impaired loans	—	—	3,064	—	3,064	—
Unallocated allowance	—	—	—	—	—	—
Totals	$190,674	$21	$3,064	$—	$193,738	$21

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2015
Residential 1-4 family	$6,513	$6,822	$5,358	$891	$58	$2,740	$3,007	$3,021	$28
Home equity credit	8	23	8	8	—	712	737	634	6
Residential real estate	6,521	6,845	5,366	899	58	3,452	3,744	3,655	34
Commercial	1,854	2,039	2,994	134	23	2,755	3,018	4,181	40
Construction of commercial	—	—	—	—	—	127	132	127	2
Farm land	14	14	7	10	—	370	370	377	5
Vacant land	3,093	3,992	3,095	42	76	—	—	—	—
Real estate secured	11,482	12,890	11,462	1,085	157	6,704	7,264	8,340	81
Commercial and industrial	75	117	90	27	2	484	504	474	8
Consumer	—	—	—	—	—	—	—	—	—
Totals	$11,557	$13,007	$11,552	$1,112	$159	$7,188	$7,768	$8,814	$89

 Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2015
Residential 1-4 family	$—	$—	$—	$—	$—	$571	$716	$562	$10
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	571	716	562	10
Commercial	—	—	—	—	—	2,499	3,985	2,502	43
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	—	—	—	—	—	3,070	4,701	3,064	53
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$3,070	$4,701	$3,064	$53

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2014
Residential 1-4 family	$5,008	$5,157	$4,547	$552	$128	$2,273	$2,395	$2,703	$57
Home equity credit	9	24	91	9	—	387	405	441	4
Residential real estate	5,017	5,181	4,638	561	128	2,660	2,800	3,144	61
Commercial	3,383	3,563	3,262	486	108	1,331	1,520	1,468	54
Construction of commercial	—	—	—	—	—	128	134	123	—
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,097	3,996	3,090	38	12	—	—	—	—
Real estate secured	11,497	12,740	10,990	1,085	248	4,503	4,838	5,119	115
Commercial and industrial	102	161	106	51	2	467	469	516	30
Consumer	—	—	—	—	—	—	—	19	—
Totals	$11,599	$12,901	$11,096	$1,136	$250	$4,970	$5,307	$5,654	$145

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2014
Residential 1-4 family	$—	$—	$—	$—	$—	$562	$716	$562	$3
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	562	716	562	3
Commercial	—	—	—	—	—	2,502	4,014	2,502	12
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	—	—	—	—	—	3,064	4,730	3,064	15
Commercial and industrial	—	—	—	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$3,064	$4,734	$3,064	$15

NOTE 4 - MORTGAGE SERVICING RIGHTS

March 31, (in thousands)	2015	2014
Residential mortgage loans serviced for others	$137,186	$144,197
Fair value of mortgage servicing rights	1,355	1,646

Changes in mortgage servicing rights are as follows:

	Three months
Periods ended March 31, (in thousands)	2015	2014
Mortgage Servicing Rights
Balance, beginning of period	$694	$980
Originated	62	5
Amortization (1)	(119)	(79)
Balance, end of period	$637	$906
Valuation Allowance
Balance, beginning of period	$1	$(15)
Decrease in impairment reserve (1)	(10)	11
Balance, end of period	(9)	(4)
Loan servicing rights, net	$628	$902
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 5 - PLEDGED ASSETS

(in thousands)	March 31, 2015	December 31, 2014
Securities available-for-sale (at fair value)	$69,236	$69,055
Loans receivable	169,216	157,581
Total pledged assets	$238,452	$226,636

At March 31, 2015, securities were pledged as follows: $59.0 million to secure public deposits, $10.1 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Periods ended March 31, (in thousands, except per share data)	2015	2014
Net income	$2,234	$551
Less: Preferred stock dividends declared	(40)	(46)
Net income available to common shareholders	2,194	505
Less: Undistributed earnings allocated to participating securities	(19)	(6)
Net income allocated to common stock	$2,175	$499
Common shares issued	2,723	1,712
Less: Unvested restricted stock awards	(24)	(21)
Common shares outstanding used to calculate basic earnings per common share	2,699	1,691
Add: Dilutive effect of stock options	17	—
Common shares outstanding used to calculate diluted earnings per common share	2,716	1,691
Earnings per common share (basic)	$0.81	$0.29
Earnings per common share (diluted)	$0.80	$0.29

NOTE 7 – SHAREHOLDERS’ EQUITY

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on Salisbury’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Salisbury and the Bank must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Salisbury’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2015, that Salisbury and the Bank meet all of their capital adequacy requirements and are well-capitalized.

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank and Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

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

The Bank was classified, as of its most recent notification, as "well capitalized." The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total Capital (to risk-weighted assets)
Salisbury	$92,891	13.65%	$54,424	8.0%	n/a	—
Bank	84,298	12.39	54,424	8.0	$68,030	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	87,433	12.85	40,818	6.0	n/a	—
Bank	78,840	11.59	40,818	6.0	54,424	8.0
Common Equity Tier 1 Capital
Salisbury	71,433	10.50	38,220	4.5	n/a	—
Bank	78,840	11.59	38,231	4.5	55,223	6.5
Tier 1 Capital (to average assets)
Salisbury	71,433	10.29	33,973	4.0	n/a	—
Bank	78,840	9.28	33,983	4.0	42,479	5.0
December 31, 2014
Total Capital (to risk-weighted assets)
Salisbury	$89,783	14.27%	$50,334	8.0%	n/a	—
Bank	80,492	12.75	50,492	8.0	$63,116	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	84,171	13.38	25,167	4.0	n/a	—
Bank	74,881	11.86	25,246	4.0	37,869	6.0
Tier 1 Capital (to average assets)
Salisbury	84,171	12.31	27,344	4.0	n/a	—
Bank	74,881	10.95	27,345	4.0	34,181	5.0

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised March 30, 2009, notes that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended March 31, 2015 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

NOTE 8 – PENSION AND OTHER BENEFITS

Salisbury had an insured noncontributory defined benefit retirement plan which was available to employees prior to December 31, 2012 based upon age and length of service. Effective December 31, 2012, the pension plan was frozen, by amending the defined benefit pension plan to freeze retirement benefits at current levels and discontinue future benefit accruals. The plan was terminated effective October 15, 2014.  During 2012, Salisbury decided to complete its transition from providing retirement benefits under a defined benefit pension plan to a defined contribution 401(k) plan.

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

Three months ended March 31, (in thousands)	2014
Service cost	$—
Interest cost on benefit obligation	67
Expected return on plan assets	(75)
Amortization of net loss	(4)
Net periodic benefit cost	$(12)

Salisbury’s 401(k) Plan expense was $62,000 and $164,000, respectively, for the three month periods ended March 31, 2015 and 2014. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $18,000 and $13,000 for the three month periods ended March 31, 2015 and 2014, respectively.

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

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service.  Benefit expenses totaled $96,000 and $46,000 for the three month periods ended March 31, 2015 and 2014, respectively.

Other Retirement Plans

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

In 2014 and 2013, the Bank awarded seven (7) and six (6) Executives, respectively, with discretionary contributions to the Plan. Expenses related to this plan amounted to $33,000 for the first quarter of 2015 and $60,000 for the first quarter of 2014. In 2014, there was also a recovery of $8,000 of prior expenses from contributions in 2013. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year.

Grants of Restricted Stock and Options

On February 17, 2015 and February 25, 2015, 1,350 and 5,400 shares of stock options were exercised, respectively, at $18.52 per share by two former Riverside Bank executives.

On December 5, 2014, Salisbury granted a total of 6,000 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan to three (3) employees, including 1,000 shares to Richard J. Cantele, Jr., President and Chief Executive Officer, 3,000 shares to John Davies, New York Regional President and Chief Lending Officer, and 2,000 shares to Todd Rubino, Senior Vice President and Senior Commercial Loan Officer. Of these 6,000 shares, 2,250 immediately vested and the remaining 3,750 shares vest over a period of 36 months.

On January 3, 2014, Salisbury granted a total of 3,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to two (2) employees, including 2,000 shares to Donald E. White, Chief Financial Officer, and 1,000 shares to Richard P. Kelly, Executive Vice President and Chief Credit Officer. The stock will be vested three years from the grant date.

Expense in first quarter 2015 and 2014 totaled $57,000 and $27,000, respectively. Unrecognized compensation cost relating to the awards as of March 31, 2015 and 2014 totaled $271,000 and $339,000, respectively. There were no forfeitures in the first quarter of 2015; however, 2,000 shares were forfeited in the first quarter of 2014.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income is as follows:

(in thousands)	March 31, 2015	December 31, 2014
Unrealized gains on securities available-for-sale, net of tax	$1,868	$1,595
Accumulated other comprehensive (loss) income, net	$1,868	$2,205

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

ASC 820-10, “Fair Value Measurements-Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the quarter ended March 31, 2015.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include preferred stock. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,797	$—	$2,797
U.S. Government agency notes	—	3,003	—	3,003
Municipal bonds	—	35,409	—	35,409
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	26,338	—	26,338
Collateralized mortgage obligations:
U.S. Government agencies	—	2,513	—	2,513
Non-agency	—	6,253	—	6,253
SBA bonds	—	3,985	—	3,985
CRA mutual funds	—	512	—	512
Preferred stock	369	—	—	369
Securities available-for-sale	$369	$80,810	$—	$81,179
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	10,445	10,445
Other real estate owned	—	—	875	875
December 31, 2014
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,806	$—	$2,806
U.S. Government agency notes	—	5,874	—	5,874
Municipal bonds	—	40,352	—	40,352
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	27,709	—	27,709
Collateralized mortgage obligations:
U.S. Government agencies	—	2,679	—	2,679
Non-agency	—	6,596	—	6,596
SBA bonds	—	4,465	—	4,465
CRA mutual funds	—	504	—	504
Preferred stock	327	—	—	327
Securities available-for-sale	$327	$90,985	$—	$91,312
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$10,463	$10,463
Other real estate owned	—	—	1,002	1,002

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2015
Financial Assets
Cash and cash equivalents	$52,900	$52,900	$52,900	$—	$—
Securities available-for-sale	81,179	81,179	369	80,810	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	328	332	—	—	332
Loans receivable, net	676,734	683,921	—	—	683,921
Accrued interest receivable	2,356	2,356	—	—	2,356
Financial Liabilities
Demand (non-interest-bearing)	$163,387	$163,387	$—	$—	$163,387
Demand (interest-bearing)	115,099	115,099	—	—	115,099
Money market	173,492	173,492	—	—	173,492
Savings and other	131,794	131,794	—	—	131,794
Certificates of deposit	141,138	142,313	—	—	142,313
Deposits	724,910	726,085	—	—	726,085
Repurchase agreements	3,278	3,278	—	—	3,278
FHLBB advances	28,403	30,175	—	—	30,175
Capital lease liability	423	931	—	—	931
Accrued interest payable	166	166	—	—	166
December 31, 2014
Financial Assets
Cash and cash equivalents	$36,105	$36,105	$36,105	$—	$—
Securities available-for-sale	91,312	91,312	327	90,985	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	568	572	—	—	572
Loans receivable, net	673,330	683,845	—	—	683,845
Accrued interest receivable	2,334	2,334	—	—	2,334
Financial Liabilities
Demand (non-interest-bearing)	$161,386	$161,386	$—	$—	$161,386
Demand (interest-bearing)	117,169	117,169	—	—	117,169
Money market	174,274	174,274	—	—	174,274
Savings and other	121,387	121,387	—	—	121,387
Certificates of deposit	141,210	142,261	—	—	142,261
Deposits	715,426	716,477	—	—	716,477
Repurchase agreements	4,163	4,163	—	—	4,163
FHLBB advances	28,813	30,626	—	—	30,626
Capital lease liability	424	929	—	—	929
Accrued interest payable	166	166	—	—	166

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2014. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of cash flows initially expected to be collected and discounting those cash flows at an appropriate market rate of interest. The Bank continues to evaluate reasonableness of the timing and the amount of cash expected to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Bank estimates the fair value of the underlying collateral of the loans.  These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

FINANCIAL CONDITION

Overview

Total assets were $865.0 million at March 31, 2015, an increase of $9.6 million from December 31, 2014. Loans receivable, net, were $676.7 million at March 31, 2015, an increase of $3.4 million from December 31, 2014. Non-performing assets of $14.9 million at March 31, 2015, increased $4.0 million from $10.9 million at December 31, 2014. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.76%, 0.79% and 1.09%, at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Deposits increased $9.5 million to $724.9 million, up from $715.4 million at December 31, 2014.

At March 31, 2015, book value and tangible book value per common share were $31.96 and $26.33, respectively. Salisbury’s Tier 1 leverage and total risk-based capital ratios were 9.28% and 13.65%, respectively, and above the “well capitalized” limits as defined by the FRB.

Securities and Short Term Funds

During the first quarter of 2015, securities decreased $10.1 million to $81.2 million primarily as a result of the sale of $3.9 million of municipal bonds, calls and principal pay downs during the first quarter. FHLBB advances decreased $0.4 million, while cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $16.8 million to $52.9 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2015.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of March 31, 2015, that additional recognition of OTTI was not required. Salisbury deemed the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2015. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity.

Loans

Net loans receivable increased $3.4 million to $676.7 million at March 31, 2015, compared with $673.3 million at December 31, 2014.

Loan Credit Quality

During the first three months of 2015, non-performing assets increased $4.0 million primarily from the addition of two relationships; however, the amount of total impaired and potential problem loans decreased $0.2 million.

During first quarter 2015, total impaired and potential problem loans decreased by $0.8 million to $30.9 million, or 4.5% of gross loans receivable at March 31, 2015, from $31.8 million, compared to 4.7% of gross loans receivable at December 31, 2014.

Changes in impaired and potential problem loans are as follows:

	March 31, 2015				March 31, 2014

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accural	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$4,892	$(2,208)	$(2,547)	$137	$1,749	$(444)	$(589)	$716
Loans restored to accrual status	(340)	340	—	—	—	—	—	—
Loan risk rating downgrades to substandard	—	—	40	40	—	—	266	266
Loan risk rating upgrades from substandard	—	—	(156)	(156)	—	—	—	—
Loan repayments	(80)	(79)	(269)	(428)	(732)	(72)	(415)	(1,219)
Loan charge-offs	(362)	—	—	(362)	(121)	70	—	(51)
Increase (decrease) in TDR loans	—	—	—	—	—	298	(250)	48
Real estate acquired in settlement of loans	—	—	—	—	—	—	—	—
Inter-month tax advances	17	—	—	17	55	(4)	—	51
Increase (decrease) in loans	$4,127	$(1,947)	$(2,932)	$(752)	$951	$(152)	$(988)	$(189)

During the first quarter of 2015, Salisbury placed $4.9 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $460,000 of loans primarily as a result of collateral deficiencies.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans, excluding troubled debt restructured loans	$11,296	$9,760
Non-accrual troubled debt restructured loans	2,704	628
Accruing troubled debt restructured loans	7,813	9,245
Total impaired loans	$21,813	$19,633
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $4.0 million to $14.9 million, or 1.7% of assets at March 31, 2015, from $10.9 million, or 1.3% of assets at December 31, 2014, and increased $6.3 million from $8.5 million, or 1.4% of assets at March 31, 2014.

The 37% increase in non-performing assets in the first three months of 2015 resulted primarily from $4.9 million of loans placed on non-accrual status. This increase was offset in part by $0.1 million in payoffs and repayments, $0.3 million reinstated to accrual, and $0.5 million charged off.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Residential 1-4 family	$5,107	$3,096
Home equity credit	634	348
Commercial	4,527	3,150
Farm land	383	384
Vacant land	2,861	2,862
Real estate secured	13,512	9,840
Commercial and industrial	488	33
Consumer	—	—
Non-accruing loans	14,000	9,873
Accruing loans past due 90 days and over	—	17
Non-performing loans	14,000	9,890
Real estate acquired in settlement of loans	875	1,002
Non-performing assets	$14,875	$10,892

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2015	December 31, 2014
Current	$1,633	$1,268
Past due 001-029 days	1,434	586
Past due 030-059 days	2,203	54
Past due 060-089 days	870	214
Past due 090-179 days	867	1,464
Past due 180 days and over	6,993	6,304
Total non-performing loans	$14,000	$9,890

At March 31, 2015, 11.66% of non-performing loans were current with respect to loan payments, compared with 12.82% at December 31, 2014. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.1 million during first quarter 2015 to $10.5 million, or 1.55% of gross loans receivable at March 31, 2015, from $10.4 million, or 1.53% of gross loans receivable at December 31, 2014.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Residential 1-4 family	$4,715	$4,748
Home equity credit	86	48
Personal	—	—
Vacant land	232	235
Commercial	2,581	4,065
Real estate secured	7,614	9,096
Commercial and industrial	199	664
Accruing troubled debt restructured loans	7,813	9,760
Residential 1-4 family	287	294
Home equity credit	47	88
Commercial	1,915	235
Vacant land	—	—
Real estate secured	2,249	617
Commercial and industrial	455	10
Non-accrual troubled debt restructured loans	2,704	627
Troubled debt restructured loans	$10,517	$10,387

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2015	December 31, 2014
Current	$6,663	$6,514
Past due 1-29 days	1,057	2,704
Past due 30-59 days	93	542
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	7,813	9,760
Current	92	49
Past due 1-29 days	1,433	—
Past due 30-59 days	—	—
Past due 60-89 days	707	10
Past due 90-179 days	—	333
Past due 180 days and over	472	235
Non-accrual troubled debt restructured loans	2,704	627
Total troubled debt restructured loans	$10,517	$10,387

At March 31, 2015, 64.24% of troubled debt restructured loans were current with respect to loan payments, as compared with 63.18% at December 31, 2014.

Past Due Loans

Loans past due 30 days or more increased $4.3 million during first quarter 2015 to $16.5 million, or 2.42% of gross loans receivable at March 31, 2015, compared with $12.2 million, or 1.79% of gross loans receivable at December 31, 2014.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Past due 030-059 days	$4,137	$2,294
Past due 060-089 days	1,427	1,833
Past due 090-179 days	—	17
Accruing loans	5,564	4,144
Past due 030-059 days	2,203	54
Past due 060-089 days	871	214
Past due 090-179 days	868	1,447
Past due 180 days and over	6,993	6,304
Non-accrual loans	10,935	8,019
Total loans past due 30 days or greater	$16,499	$12,163

Potential Problem Loans

Potential problem loans decreased $3.0 million during the three months of 2015 to $9.1 million, or 1.34% of gross loans receivable at March 31, 2015, compared with $12.1 million, or 1.79% of gross loans receivable at December 31, 2014.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Residential 1-4 family	$658	$2,829
Residential 5+ multifamily	875	975
Construction of residential 1-4 family	—	—
Home equity credit	396	786
Residential real estate	1,929	4,590
Commercial	5,062	5,139
Construction of commercial	448	450
Commercial real estate	5,510	5,589
Farm land	723	723
Vacant land	65	66
Real estate secured	8,227	10,968
Commercial and industrial	862	1,146
Consumer	9	28
Other classified loans receivable	$9,098	$12,142

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2015	December 31, 2014
Current	$8,030	$8,302
Past due 001-029 days	167	2,416
Past due 030-059 days	178	100
Past due 060-089 days	723	1,324
Past due 090-179 days	—	—
Total potential problem loans	$9,098	$12,142

At March 31, 2015, 88.26% of potential problem loans were current with respect to loan payments, as compared with 68.37% at December 31, 2014.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $9.5 million during first quarter 2015 to $724.9 million, from $715.4 million at December 31, 2014, and increased $247.4 million year-over-year from $477.5 million at March 31, 2014. The year-over-year increase is mainly attributable to the $211.2 million of deposits assumed in the Riverside Bank merger. Retail repurchase agreements decreased $0.9 million during first quarter 2015 to $3.3 million, compared with $4.2 million at December 31, 2014, and increased $0.6 million for year-over-year compared with $2.6 million at March 31, 2014.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.4 million during first quarter 2015 to $28.4 million at March 31, 2015, from $28.8 million at December 31, 2014, and decreased $1.6 million for year-over-year from $30.0 million at March 31, 2014. The decreases were due to amortizing payments of advances and maturities of advances that were not renewed.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At March 31, 2015, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 19.44%, up from 17.95% at December 31, 2014. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2015 provided net cash of $2.0 million. Investing activities provided net cash of $7.2 million, principally from proceeds of $9.9 million from sales, calls, and maturities of securities available-for-sale and offset by $3.0 million of net loan originations and principal collections. Financing activities provided net cash of $7.6 million, principally due to a net increase of $8.7 million in deposits and repurchase agreements, pay downs of FHLBB advances of $0.4 million and common and preferred stock dividends paid totaling $0.8 million.

At March 31, 2015, Salisbury had outstanding commitments to fund new loan originations of $17.1 million and unused lines of credit of $109.0 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2015 and 2014

OVERVIEW

Net income available to common shareholders was $2,194,000, or $0.81 per common share, for the first quarter ended March 31, 2015 (first quarter 2015), compared with $196,000, or $0.10 per common share, for the fourth quarter ended December 31, 2014 (fourth quarter 2014), and $505,000, or $0.29 per common share, for the first quarter ended March 31, 2014 (first quarter 2014).

•	Earnings per common share of $0.81 increased $0.71 versus fourth quarter 2014, and increased $0.52, versus first quarter 2014. The fourth quarter 2014 and first quarter 2014 included certain one-time expenses incurred in conjunction with strategic initiatives of $1,100,000 and $287,000 (after taxes), respectively. Excluding one-time expenses for fourth quarter 2014 and first quarter 2014, current earnings per share would have increased $0.13 and $0.35, respectively.
•	The net interest margin of 4.11% increased 43 basis points versus 3.68% for the fourth quarter 2014 and increased 39 basis points versus 3.72% for the first quarter 2014.
•	Net loans receivable increased $3.4 million or 0.5% during the first calendar quarter of 2015 to $676.7 million, which reflects an increase of $230.2 million or 51.6%, from the end of the first quarter of 2014. The year-over-year increase includes $196.3 million of loans, recorded at fair value acquired, as a result of Salisbury’s acquisition of Riverside Bank completed in the fourth quarter 2014. The fair value adjustment represents the adjustment of the book value of acquired loans to their estimated fair value based on current interest rates and expected cash flows. These adjustments include an estimate of expected loan loss inherent in the acquired portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had an acquisition date book value of $13.7 million. Non-impaired loans not accounted for under ASC 310-30 had an acquisition date book value of $190.7 million.
•	Interest income for the first quarter of 2015 reflects the net accretion of $650,000 related to fair value adjustments of loans related to the Riverside acquisition. Additionally, recoveries in excess of book value of previously charged off loans also contributed $34,000 to interest income in the first quarter of 2015.
•	Provision for loan loss expense for the quarter was negative $200,000 and reflects recoveries of $460,000 for first quarter 2015 versus provision expense of $165,000 for fourth quarter 2014 and $337,000 for first quarter 2014. Excluding these recoveries, provision expense would have been approximately $260,000 for the first quarter 2015. Net loan recoveries were $24,000 for the first quarter 2015, while there were net charge-offs of $190,000 and $127,000 for fourth quarter 2014 and first quarter 2014, respectively.
•	Gain on sale of securities for the first quarter totaled $175,000.
•	Tax equivalent net interest income increased $2.2 million, or 36.4%, versus fourth quarter 2014, and increased $3.1 million, or 61.4%, versus first quarter 2014.

Net Interest Income

Tax equivalent net interest income for first quarter 2015 increased $2.2 million, or 36.4%, versus fourth quarter 2014, and increased $3.1 million or 61.4%, versus first quarter 2014. Average earning assets increased $149.7 million versus fourth quarter 2014 and increased $253.0 million versus first quarter 2014. Average total interest bearing deposits increased $101.0 million versus fourth quarter 2014 and increased $165.8 million versus first quarter 2014. The net interest margin of 4.11% increased 43 basis points versus 3.68% for the fourth quarter 2014 and increased 39 basis points versus 3.72% for the first quarter 2014.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Loans (a)(d)	$681,277	$448,333	$8,029	$4,698	4.72%	4.20%
Securities (c)(d)	84,356	92,291	921	1,053	4.37	4.57
FHLBB stock	3,515	5,340	15	20	1.78	1.52
Short term funds (b)	32,780	2,978	18	1	0.21	0.20
Total interest-earning assets	801,928	548,942	8,983	5,772	4.49	4.21
Other assets	61,078	38,165
Total assets	$863,006	$587,107
Interest-bearing demand deposits	$117,193	$80,259	76	67	0.34	0.34
Money market accounts	173,268	123,199	114	66	0.27	0.22
Savings and other	127,118	108,788	54	46	0.17	0.17
Certificates of deposit	141,568	81,151	200	172	0.83	0.83
Total interest-bearing deposits	559,147	393,397	444	351	0.32	0.36
Repurchase agreements	3,408	2,501	1	1	0.18	0.15
Capital lease	423	425	18	18	16.57	16.49
FHLBB advances	28,545	32,083	282	298	3.95	3.72
Total interest-bearing liabilities	591,523	428,406	745	668	0.51	0.63
Demand deposits	160,324	78,868
Other liabilities	8,071	5,858
Shareholders’ equity	103,088	73,975
Total liabilities & shareholders’ equity	$863,006	$587,107
Net interest income			$8,238	$5,104
Spread on interest-bearing funds					3.98	3.58
Net interest margin (e)					4.11	3.72
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $312,000 and $329,000, respectively, for 2015 and 2014 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2015 versus 2014
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$2,592	$739	$3,331
Securities	(89)	(43)	(132)
FHLBB stock	(7)	2	(5)
Short term funds	14	3	17
Total	2,510	701	3,211
Interest-bearing liabilities
Deposits	172	(79)	93
Repurchase agreements	—	—	—
Capital lease	—	—	—
FHLBB advances	(34)	18	(16)
Total	138	(61)	77
Net change in net interest income	$2,372	$762	$3,134

Interest Income

Tax equivalent interest income increased $3.2 million to $9.0 million for first quarter 2015 as compared with first quarter 2014.

Loan income as compared to first quarter 2014 increased $3.3 million, or 70.9%, primarily due to a $232.9 million, or 52.0%, increase in average loans and a 52 basis point increase in the average loan yield. The first quarter of 2015 reflects the net accretion of $650,000 related to fair value adjustments of loans related to the Riverside acquisition which closed in December 2014. Additionally, recoveries in excess of book value of previously charged off loans also contributed $34,000 to interest income in the first quarter of 2015.

Tax equivalent securities income decreased $132,000, or 12.5%, for first quarter 2015 as compared with first quarter 2014, primarily due to a $7.9 million, or 8.6%, decrease in average volume due to calls, prepayments of mortgage-backed securities, sales of municipal bonds and by a 20 basis point decrease in average yield.

Interest Expense

Interest expense increased $77,000, or 11.5%, to $0.7 million for first quarter 2015 as compared with first quarter 2014.

Interest on deposit accounts and retail repurchase agreements increased $93,000, or 26.4%, as a result a $166.7 million increase in the average balances, partially offset by lower average rates, down 4 basis points on deposits. The lower average rate resulted from the effect of currently lower market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $16,000 as a result of the lower average borrowings, down $3.5 million, offset partially by an average borrowing rate increase of 23 basis points as compared with first quarter 2014.

Provision and Allowance for Loan Losses

Provision for loan loss expense for the quarter was negative and reflects recoveries of $460,000 for first quarter 2015 versus provision expense of $337,000 for first quarter 2014. Excluding these recoveries, provision expense would have been approximately $260,000 for the first quarter 2015. Net loan recoveries were $24,000 for the first quarter 2015, while there were net charge-offs of $127,000 for first quarter 2014.

The following table details the principal categories of credit quality ratios:

March 31, (dollars in thousands)	2015	2014
Net (recoveries) charge-offs to average loans receivable, gross	(0.01)%	0.12%
Non-performing loans to loans receivable, gross	2.05	1.81
Accruing loans past due 30-89 days to loans receivable, gross	0.82	0.89
Allowance for loan losses to loans receivable, gross	0.76	1.09
Allowance for loan losses to non-performing loans	37.02	60.05
Non-performing assets to total assets	1.72	1.45

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, decreased to 0.76% at March 31, 2015 compared to 1.09% at March 31, 2014. When expressed as a percentage of gross loans, the allowance for loan losses declined significantly due to the increase in the balance of gross loans from the addition of the loans purchased from Riverside Bank.  The purchased loans were recorded at fair value, and the related allowance for loan losses carried on Riverside Bank’s books was reversed as of the merger date.

The ratio of non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) to gross loans receivable increased to 2.05% at March 31, 2015 compared to 1.81% at March 31, 2014. The ratio of accruing loans past due 30-89 days to gross loans receivable increased to 0.82% from 0.89% at March 31, 2014.

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

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise requiring increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2015.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2015	2014	2015 vs. 2014
Gains on sales of available-for-sale securities, net	$175	$—	$175	—%
Trust and wealth advisory fees	822	779	43	5.52
Service charges and fees	731	542	189	34.87
Gains on sales of mortgage loans, net	94	11	83	754.55
Mortgage servicing, net	(40)	28	(68)	(242.86)
Other	114	78	36	46.15
Total non-interest income	$1,896	$1,438	$458	31.85%

Non-interest income increased $458,000, or 31.85% in 2015 versus 2014. Trust and Wealth Advisory revenues increased $43,000 versus first quarter 2014. The year-over-year revenue increase is the result of higher estate fees collected in first quarter 2015, partially offset by a slight decrease in managed assets. Service charges and fees increased $189,000 versus first quarter 2014. The increase is a result of higher fees due to increased transactional volume, mainly attributable to the assumption of Riverside Bank deposits. Income from sales and servicing of mortgage loans increased $15,000 versus first quarter 2014 due to an increase in servicing values as a result of a decline in projected prepayment rates and a higher volume of sold loans. First quarter 2015 mortgage loans sales totaled $2.1 million versus $0.5 million for first quarter 2014. First quarter 2015 and first quarter 2014 included a mortgage servicing valuation impairment (benefit) of $9,000 and ($11,000), respectively. Gains on sales of securities for the quarter totaled $175,000.  No gains were recognized in the first quarter of 2014. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2015	2014	2015 vs. 2014
Salaries	$2,540	$1,844	$696	37.74%
Employee benefits	1,005	741	264	35.63
Premises and equipment	908	673	235	34.92
Data processing	474	399	75	18.80
Professional fees	650	619	31	5.01
Collections and OREO	244	135	109	80.74
FDIC insurance	198	98	100	102.04
Marketing and community support	110	113	(3)	(2.65)
Amortization of intangible assets	169	56	113	201.79
Other	537	432	105	24.31
Non-interest expense	$6,835	$5,110	$1,725	33.76%

Non-interest expense for first quarter 2015 increased $1.7 million versus first quarter 2014.

Total salaries and benefits expense increased $960,000 versus first quarter 2014, mainly attributable to increased staffing levels primarily as a result of the Riverside acquisition, mix, and annual increases.

Premises and equipment increased $235,000 versus first quarter 2014. The increase in expense was related to the addition of branch facilities acquired as a result of the Riverside Bank acquisition, the Sharon, Connecticut branch acquisition, and the opening of a new branch in 2014 in Great Barrington, Massachusetts, as well as technology upgrades and seasonally influenced fuel and utility costs.

Data processing increased $75,000 versus first quarter 2014, mainly due to a change in trust account tax preparation accruals for trust accounts in first quarter 2015.

Professional fees increased $31,000 versus first quarter 2014, mainly due to increased audit fees, partially offset by lower legal fees.

Loan related expenses increased $109,000 versus first quarter 2014. The comparative increase was mainly due to the write-down and increased expense for delinquent real estate taxes associated with OREO properties in first quarter 2015.

Income Taxes

The effective income tax rates for first quarter 2015 and first quarter 2014 were 29.9% and 28.1%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The sale of $3.9 million of municipal securities in first quarter 2015 contributed to the increase in the effective tax rate for the quarter.  Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2014 or 2013, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 the Bank formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in 2015 and in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

CAPITAL RESOURCES

Shareholders’ equity was $103.2 million at March 31, 2015, up $1.4 million from December 31, 2014. Book value and tangible book value per common share were $31.96 and $26.33, respectively, compared with $31.54 and $25.84, respectively, at December 31, 2014. Contributing to the increase in shareholders’ equity for year-to-date 2015 was net income of $2.2 million and issued stock of $0.2 million, partially offset by other comprehensive loss of $0.2 million, and common and preferred stock dividends of $0.8 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $1.9 million as of March 31, 2015.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. The dividend rate for the quarterly period ended March 31, 2015 was 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

On February 17, 2015 and February 25, 2015, 1,350 and 5,400 shares of stock options were exercised, respectively, at $18.52 per share by two former Riverside Bank executives.

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

	March 31, 2015		December 31, 2014
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	13.65%	12.39%	14.27%	12.75%
Tier 1 Capital (to risk-weighted assets)	12.85	11.59	13.38	11.86
Common Equity Tier 1 Capital (to risk-weighted assets)	10.50	11.59	n/a	n/a
Tier 1 Capital (to average assets)	10.29	9.28	12.31	10.95

To be considered a well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action Regulations issued by the FDIC and the FRB, an institution must maintain a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 8% or above, common equity Tier I capital of 6.5% or above, and a Leverage ratio of 5% or above, and must not be subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury’s and the Bank’s safety and soundness.

In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when fully implemented by the U.S. bank regulatory agencies and fully phased-in (2019), will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules, effective January 1, 2015 include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Dividends

During the three month period ended March 31, 2015, Salisbury paid $40,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $761,000 in common stock dividends.

On April 24, 2015, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 29, 2015 to shareholders of record on May 15, 2015. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2015 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2015, the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate instantaneous shock upward shift of 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 92 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with immediately rising interest rates – immediate instantaneous shock upward shift of 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2015, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2015:

As of March 31, 2015	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(4.90)%	1.00%
Immediately falling interest rates (static growth assumptions)	(1.11)	(3.23)
Immediately rising interest rates (static growth assumptions)	(2.58)	2.27

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2015 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(38)	$(76)
U.S. Government agency notes	(66)	(161)
Municipal bonds	(1,557)	(2,896)
Mortgage backed securities	(517)	(1,186)
Collateralized mortgage obligations	(170)	(364)
SBA pools	(10)	(19)
Other	(25)	(46)
Total available-for-sale debt securities	$(2,383)	$(4,748)

Item 4.	CONTROLS AND PRODECURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2015.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

On January 20, 2015, Christophersen filed a motion for reconsideration, which motion was denied by order of the Appellate Court on February 10, 2015. The parties will submit briefs to the court. Mr. Christophersen’s brief is due on June 26, 2015. The court will then schedule oral arguments and render a decision thereafter.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS
Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014.
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
10.1	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.2	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.3	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.4	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.5	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.6	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.7	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.8	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.9	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 14, 2015	by:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 14, 2015	by:	/s/ Donald E. White
Donald E. White
Executive Vice President and Chief Financial Officer