Form 10-Q
period 2015-06-30
SALISBURY BANCORP INC
filed 2015-08-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 14, 2015 is 2,731,176.

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2015		December 31, 2014
ASSETS	(unaudited	)
Cash and due from banks	$13,203		$13,280
Interest bearing demand deposits with other banks	37,217		22,825
Total cash and cash equivalents	50,420		36,105
Securities
Available-for-sale at fair value	79,417		91,312
Federal Home Loan Bank of Boston stock at cost	3,515		3,515
Loans held-for-sale	300		568
Loans receivable, net (allowance for loan losses: $5,059 and $5,358)	677,726		673,330
Other real estate owned	268		1,002
Bank premises and equipment, net	14,020		14,431
Goodwill	12,552		12,552
Intangible assets (net of accumulated amortization: $2,591 and $2,258)	2,657		2,990
Accrued interest receivable	2,292		2,334
Cash surrender value of life insurance policies	13,499		13,314
Deferred taxes	2,834		2,428
Other assets	1,294		1,546
Total Assets	$860,794		$855,427
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$171,022		$161,386
Demand (interest bearing)	118,293		117,169
Money market	173,488		174,274
Savings and other	123,697		121,387
Certificates of deposit	134,234		141,210
Total deposits	720,734		715,426
Repurchase agreements	2,771		4,163
Federal Home Loan Bank of Boston advances	28,033		28,813
Capital lease liability	423		424
Accrued interest and other liabilities	4,729		4,780
Total Liabilities	756,690		753,606
Shareholders' Equity
Preferred stock - $.01 per share par value	16,000		16,000
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share
Common stock - $.10 per share par value	273		272
Authorized: 5,000,000
Issued: 2,731,176 and 2,720,766
Paid-in capital	41,312		41,077
Retained earnings	45,378		42,677
Unearned compensation - restricted stock awards	(229)		(313)
Accumulated other comprehensive income	1,370		2,108
Total Shareholders' Equity	104,104		101,821
Total Liabilities and Shareholders' Equity	$860,794		$855,427
3

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands except per share amounts)	2015	2014	2015	2014
Interest and dividend income
Interest and fees on loans	$7,850	$4,731	$15,772	$9,327
Interest on debt securities
Taxable	298	365	624	745
Tax exempt	357	432	747	878
Other interest and dividends	40	24	73	45
Total interest and dividend income	8,545	5,552	17,216	10,995
Interest expense
Deposits	453	349	897	700
Repurchase agreements	2	1	3	2
Capital lease	17	—	35	18
Federal Home Loan Bank of Boston advances	280	297	562	595
Total interest expense	752	647	1,497	1,315
Net interest and dividend income	7,793	4,905	15,719	9,680
Provision (benefit) for loan losses	196	314	(4)	651
Net interest and dividend income after provision (benefit) for loan losses	7,597	4,591	15,723	9,029
Non-interest income
Gains on sales and calls of available-for-sale securities, net	11	—	186	—
Trust and wealth advisory	890	939	1,712	1,718
Service charges and fees	778	626	1,509	1,168
Gains on sales of mortgage loans, net	87	32	181	43
Mortgage servicing, net	20	11	(20)	39
Other	114	74	228	152
Total non-interest income	1,900	1,682	3,796	3,120
Non-interest expense
Salaries	2,449	1,951	4,989	3,795
Employee benefits	960	739	1,965	1,480
Premises and equipment	913	701	1,821	1,374
Data processing	398	433	872	788
Professional fees	593	344	1,243	706
Collections and OREO	228	85	472	221
FDIC insurance	133	124	331	221
Marketing and community support	180	127	290	240
Amortization of core deposit intangibles	164	63	333	118
Merger and acquisition related expenses	—	90	—	391
Other	522	411	1,059	844
Total non-interest expense	6,540	5,068	13,375	10,178
Income before income taxes	2,957	1,205	6,144	1,971
Income tax provision	885	239	1,838	454
Net income	$2,072	$966	$4,306	$1,517
Net income available to common shareholders	$2,032	$926	$4,226	$1,431

Basic earnings per common share	$0.74	$0.54	$1.55	$0.83
Diluted earnings per common share	0.74	0.54	1.54	0.83
Common dividends per share	0.28	0.28	0.56	0.56

4

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2015	2014	2015	2014
Net income	$2,072	$966	$4,306	$1,517
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(739)	671	(932)	2,429
Reclassification of net realized gains in net income(1)	(11)	—	(186)	—
Unrealized (losses) gains on securities available-for-sale	(750)	671	(1,118)	2,429
Income tax benefit (expense)	252	(228)	380	(826)
Unrealized (losses) gains on securities available-for-sale, net of tax	(498)	443	(738)	1,603
Change in unrecognized pension plan costs	—	—	—	—
Income tax (benefit) expense	—	—	—	—
Pension plan income (loss), net of tax	—	—	—	—
Other comprehensive (loss) income, net of tax	(498)	443	(738)	1,603
Comprehensive income	$1,574	$1,409	$3,568	$3,120

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

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands) unaudited	Common Stock		Preferred stock	Paid-in capital	Retained earnings	Unearned compensation – restricted stock awards	Accumulated other comp- rehensive income	Total share- holders' equity
	Shares	Amount
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income for period	—	—	—	—	1,517	—	—	1,517
Other comprehensive income, net of tax	—	—	—	—	—	—	1,603	1,603
Common stock dividends declared	—	—	—	—	(959)	—	—	(959)
Preferred stock dividends declared	—	—	—	—	(86)	—	—	(86)
Issuance of restricted common stock	3,000	—	—	81	—	(81)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	70	—	70
Issuance of common stock for directors	2,160	—	—	65	—	—	—	65
Balances at June 30, 2014	1,713,281	$171	$16,000	$13,764	$42,712	$(296)	$2,649	$75,000
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income for period	—	—	—	—	4,306	—	—	4,306
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Common stock dividends declared	—	—	—	—	(1,525)	—	—	(1,525)
Preferred stock dividends declared	—	—	—	—	(80)	—	—	(80)
Stock options exercised	6,750	1	—	125	—	—	—	126
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Issuance of common stock for directors	2,660	—	—	81	—	—	—	81
Stock based compensation-restricted
stock awards	—	—	—	—	—	84	—	84
Balances at June 30, 2015	2,731,176	$273	$16,000	$41,312	$45,378	$(229)	$1,370	$104,104
5

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2015	2014
Operating Activities
Net income	$4,306	$1,517
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	111	110
Bank premises and equipment	610	464
Core deposit intangible	333	118
Mortgage servicing rights	197	165
Fair value adjustment on loans	(1,305)	13
Fair value adjustment on deposits	(258)	(4)
(Gains) and losses, including write-downs
Gain on calls of securities available-for-sale, net	(34)	—
Gain on sales of securities available-for-sale, net	(152)	—
Gain on sales of loans, excluding capitalized servicing rights	(78)	(22)
Write-downs of other real estate owned	230	—
Loss on sale/disposals of premises and equipment	45	2
(Benefit) provision for loan losses	(4)	651
Proceeds from loans sold	5,146	2,146
Loans originated for sale	(4,800)	(1,951)
Increase in deferred loan origination fees and costs, net	(13)	(61)
Mortgage servicing rights originated	(102)	(22)
Increase (decrease) in mortgage servicing rights impairment reserve	3	(14)
Decrease in interest receivable	42	27
Deferred tax benefit	(26)	(27)
Decrease in prepaid expenses	116	20
Increase in cash surrender value of life insurance policies	(185)	(112)
Increase in income tax receivable	(91)	(88)
Decrease (increase) in other assets	129	(43)
Decrease in accrued expenses	(146)	(20)
Decrease in interest payable	(8)	(4)
Increase in other liabilities	103	651
Stock based compensation-restricted stock awards	84	70
Net cash provided by operating activities	4,253	3,586
Investing Activities
Maturity of interest-bearing time deposits with other banks	—	738
Redemption of Federal Home Loan Bank of Boston stock	—	912
Purchases of securities available-for-sale	(4,319)	—
Proceeds from sales of securities available-for-sale	3,861	—
Proceeds from calls of securities available-for-sale	6,480	3,595
Proceeds from maturities of securities available-for-sale	4,830	4,759
Loan originations and principal collections, net	(3,652)	(19,022)
Recoveries of loans previously charged off	477	33
Proceeds from sales of other real estate owned	605	—
Cash and cash equivalents acquired from Sharon, CT branch office of another institution	—	17,462
Capital expenditures	(244)	(1,710)
Net cash provided by investing activities	8,038	6,767
6

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six months ended June 30, (in thousands)	2015	2014
Financing Activities
Increase in deposit transaction accounts, net	12,284	12,897
Decrease in time deposits, net	(6,718)	(1,071)
(Decrease) increase in securities sold under agreements to repurchase, net	(1,392)	1,790
Principal payments on Federal Home Loan Bank of Boston advances	(780)	(792)
Decrease in capital lease obligation	(1)	—
Stock options exercised	126	—
Issuance of shares for director fees	81	65
Issuance of shares for executives	29	—
Common stock dividends paid	(1,525)	(959)
Series B preferred stock dividends paid	(80)	(86)
Net cash provided by financing activities	2,024	11,844
Net increase in cash and cash equivalents	14,315	22,197
Cash and cash equivalents, beginning of year	36,105	12,711
Cash and cash equivalents, end of period	$50,420	$34,908
Cash paid during year
Interest	$1,763	$1,319
Income taxes	1,955	569
Non-cash Investing and Financing Activities
Transfer from loans to other real estate owned	101	—
Sharon branch acquisition
Cash and cash equivalents acquired	—	17,462
Net loans acquired	—	63
Fixed assets acquired	—	158
Core deposit intangible	—	488
Deposits assumed	—	18,170
Accrued interest payable assumed	—	1

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

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, expected cash flows from loans acquired in a business combination, other-than-temporary impairment of securities, impairment of goodwill and intangibles and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

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

Impact of New Accounting Pronouncements Issued

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e. interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07:  “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).”  The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
June 30, 2015
Available-for-sale
U.S. Treasury notes	$2,498	$82	$—	$2,580
U.S. Government agency notes	1,490	6	—	1,496
Municipal bonds	33,215	740	(122)	33,833
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	28,191	509	(28)	28,672
Collateralized mortgage obligations
U.S. Government agencies	2,317	19	—	2,336
Non-agency	5,269	515	(7)	5,777
SBA bonds	3,583	69	—	3,652
CRA mutual funds	758	—	—	758
Preferred stock	20	293	—	313
Total securities available-for-sale	$77,341	$2,233	$(157)	$79,417
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515
(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2014
Available-for-sale
U.S. Treasury notes	$2,699	$107	$—	$2,806
U.S. Government agency notes	5,850	24	—	5,874
Municipal bonds	38,962	1,455	(65)	40,352
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	27,036	688	(15)	27,709
Collateralized mortgage obligations
U.S. Government agencies	2,657	22	—	2,679
Non-agency	6,056	552	(12)	6,596
SBA bonds	4,336	129	—	4,465
CRA mutual funds	502	2	—	504
Preferred stock	20	307	—	327
Total securities available-for-sale	$88,118	$3,286	$(92)	$91,312
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury sold $3.9 million in securities available-for-sale during the six month period ended June 30, 2015, and did not sell any securities available-for-sale during the six month period ended June 30, 2014.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2015
Available-for-sale
Municipal bonds	$3,475	$(122)	$—	$—	$3,475	$(122)
Mortgage-backed securities	7,251	(28)	—	—	7,251	(28)
Collateralized mortgage obligations:			—	—
Non-agency	273	(7)	—	—	273	(7)
Total temporarily impaired securities	10,999	(157)	—	—	10,999	(157)
Other-than-temporarily impaired securities
Collateralized mortgage obligations:
Non-agency	—	—	—	—	—	—
Total temporarily impaired and other-than-temporarily impaired securities	$10,999	$(157)	$—	$—	$10,999	$(157)

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2015.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be at maturity, and Salisbury does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at June 30, 2015.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury purchased substantially all of these securities during 2006 - 2008 as bank qualified, insured, AAA rated general obligation or revenue bonds. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of unrated issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be at maturity, and Salisbury does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at June 30, 2015.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2015, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2015. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30 (in thousands)	2015	2014
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2015. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	June 302015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$258,182	$9,426	$267,608	$252,258	$9,223	$261,481
Residential 5+ multifamily	5,753	6,320	12,073	5,556	8,735	14,291
Construction of residential 1-4 family	4,534	—	4,534	2,004	—	2,004
Home equity credit	34,033	—	34,033	34,627	—	34,627
Residential real estate	302,502	15,746	318,248	294,445	17,958	312,403
Commercial	103,473	91,821	195,294	98,498	97,899	196,397
Construction of commercial	14,993	8,004	22,997	18,602	9,045	27,647
Commercial real estate	118,466	99,825	218,291	117,100	106,944	224,044
Farm land	3,187	—	3,187	3,239	—	3,239
Vacant land	8,278	—	8,278	9,342	—	9,342
Real estate secured	432,433	115,571	548,004	424,126	124,902	549,028
Commercial and industrial	63,504	57,737	121,241	49,204	68,714	117,918
Municipal	6,519	—	6,519	6,083	—	6,083
Consumer	5,703	102	5,805	4,334	122	4,456
Loans receivable, gross	508,159	173,410	681,569	483,747	193,738	677,485
Deferred loan origination fees and costs, net	1,216	—	1,216	1,203	—	1,203
Allowance for loan losses	(4,915)	(144)	(5,059)	(5,337)	(21)	(5,358)
Loans receivable, net	$504,460	$173,266	$677,726	$479,613	$193,717	$673,330
Loans held-for-sale
Residential 1-4 family	$300	$—	$300	$568	$—	$568

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in Litchfield County, Connecticut; Dutchess, Orange and Columbia Counties, New York; and Berkshire County, Massachusetts, which constitute Salisbury's service area.

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Residential 1-4 family	$243,772	$8,253	$6,065	$92	$—	$258,182
Residential 5+ multifamily	3,733	1,056	964	—	—	5,753
Construction of residential 1-4 family	4,534	—	—	—	—	4,534
Home equity credit	32,429	499	1,105	—	—	34,033
Residential real estate	284,468	9,808	8,134	92	—	302,502
Commercial	91,539	5,163	6,771	—	—	103,473
Construction of commercial	14,420	—	573	—	—	14,993
Commercial real estate	105,959	5,163	7,344	—	—	118,466
Farm land	1,757	324	1,106	—	—	3,187
Vacant land	5,273	74	2,931	—	—	8,278
Real estate secured	397,457	15,369	19,515	92	—	432,433
Commercial and industrial	61,655	1,197	652	—	—	63,504
Municipal	6,519	—	—	—	—	6,519
Consumer	5,669	26	8	—	—	5,703
Loans receivable, gross	$471,300	$16,592	$20,175	$92	$—	$508,159

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Residential 1-4 family	$8,846	$—	$580	$—	$—	$9,426
Residential 5+ multifamily	6,320	—	—	—	—	6,320
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	15,166	—	580	—	—	15,746
Commercial	84,037	3,081	4,703	—	—	91,821
Construction of commercial	7,728	—	276	—	—	8,004
Commercial real estate	91,765	3,081	4,979	—	—	99,825
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	106,931	3,081	5,559	—	—	115,571
Commercial and industrial	55,715	1,317	620	85	—	57,737
Municipal	—	—	—	—	—	—
Consumer	77	7	—	18	—	102
Loans receivable, gross	$162,723	$4,405	$6,179	$103	$—	$173,410

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$232,628	$12,350	$7,187	$93	$—	$252,258
Residential 5+ multifamily	3,420	1,072	1,064	—	—	5,556
Construction of residential 1-4 family	2,004	—	—	—	—	2,004
Home equity credit	32,639	807	1,181	—	—	34,627
Residential real estate	270,691	14,229	9,432	93	—	294,445
Commercial	79,975	10,728	7,795	—	—	98,498
Construction of commercial	18,024	—	578	—	—	18,602
Commercial real estate	97,999	10,728	8,373	—	—	117,100
Farm land	772	1,361	1,106	—	—	3,239
Vacant land	6,039	140	3,163	—	—	9,342
Real estate secured	375,501	26,458	22,074	93	—	424,126
Commercial and industrial	44,903	3,527	774	—	—	49,204
Municipal	6,083	—	—	—	—	6,083
Consumer	4,271	53	10	—	—	4,334
Loans receivable, gross	$430,758	$30,038	$22,858	$93	$—	$483,747

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$9,223
Residential 5+ multifamily	8,735	—	—	—	—	8,735
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	17,958
Commercial	89,820	3,830	3,723	526	—	97,899
Construction of commercial	9,045	—	—	—	—	9,045
Commercial real estate	98,865	3,830	3,723	526	—	106,944
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	116,261	3,830	4,285	526	—	124,902
Commercial and industrial	66,098	1,675	941	—	—	68,714
Municipal	—	—	—	—	—	—
Consumer	96	7	19	—	—	122
Loans receivable, gross	$182,455	$5,512	$5,245	$526	$—	$193,738

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
June 30, 2015
Residential 1-4 family	$247,762	$5,045	$346	$1,650	$1,850	$1,529	$5,375	$—	$4,403
Residential 5+ multifamily	5,587	77	—	—	—	89	89	—	—
Construction of residential 1-4 family	4,534	—	—	—	—	—	—	—	—
Home equity credit	33,241	62	223	431	—	76	730	—	629
Residential real estate	291,124	5,184	569	2,081	1,850	1,694	6,194	—	5,032
Commercial	100,194	2,235	363	—	—	681	1,044	—	2,326
Construction of commercial	14,993	—	—	—	—	—	—	—	—
Commercial real estate	115,187	2,235	363	—	—	681	1,044	—	2,326
Farm land	2,073	—	—	7	723	384	1,114	—	1,106
Vacant land	5,414	—	5	36	—	2,823	2,864	—	2,859
Real estate secured	413,798	7,419	937	2,124	2,573	5,582	11,216	—	11,323
Commercial and industrial	62,373	604	509	—	—	18	527	—	441
Municipal	6,519	—	—	—	—	—	—	—	—
Consumer	5,611	75	13	4	—	—	17	—	—
Loans receivable, gross	$488,301	$8,098	$1,459	$2,128	$2,573	$5,600	$11,760	$—	$11,764

Acquired Loans

June 30, 2015
Residential 1-4 family	$7,913	$197	$—	$735	$—	$581	$1,316	$—	$581
Residential 5+ multifamily	6,320	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	14,233	197	—	735	—	581	1,316	—	581
Commercial	85,759	3,955	—	—	681	1,426	2,107	—	2,107
Construction of commercial	7,728	—	—	—	276	—	276	—	276
Commercial real estate	93,487	3,955	—	—	957	1,426	2,383	—	2,383
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	107,720	4,152	—	735	957	2,007	3,699	—	2,964
Commercial and industrial	57,017	581	98	41	—	—	139	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	97	5	—	—	—	—	—	—	—
Loans receivable, gross	$164,834	$4,738	$98	$776	$957	$2,007	$3,838	$—	$2,964

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
December 31, 2014
Residential 1-4 family	$241,567	$7,299	$1,250	$555	$976	$611	$3,392	$—	$2,445
Residential 5+ multifamily	5,467	—	—	—	89	—	89	—	89
Construction of residential 1-4 family	2,004	—	—	—	—	—	—	—	—
Home equity credit	33,488	387	122	528	39	63	752	—	348
Residential real estate	282,526	7,686	1,372	1,083	1,104	674	4,233	—	2,882
Commercial	94,598	2,079	602	—	—	1,219	1,821	—	1,219
Construction of commercial	18,602	—	—	—	—	—	—	—	—
Commercial real estate	113,200	2,079	602	—	—	1,219	1,821	—	1,219
Farm land	2,119	—	13	723	—	384	1,120	—	384
Vacant land	6,422	51	7	—	39	2,823	2,869	—	2,862
Real estate secured	404,267	9,816	1,994	1,806	1,143	5,100	10,043	—	7,347
Commercial and industrial	48,478	582	91	17	36	—	144	17	33
Municipal	6,083	—	—	—	—	—	—	—	—
Consumer	4,274	47	8	5	—	—	13	—	—
Loans receivable, gross	$463,102	$10,445	$2,093	$1,828	$1,179	$5,100	$10,200	$17	$7,380

Acquired Loans

December 31, 2014
Residential 1-4 family	$8,661	$—	$—	$—	$—	$562	$562	$—	$562
Residential 5+ multifamily	8,735	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	—	—	—	562	562	—	562
Commercial	95,695	1,109	167	—	285	643	1,095	—	1,931
Construction of commercial	9,045	—	—	—	—	—	—	—	—
Commercial real estate	104,740	1,109	167	—	285	643	1,095	—	1,931
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	122,136	1,109	167	—	285	1,205	1,657	—	2,493
Commercial and industrial	67,665	740	89	220	—	—	309	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	117	5	—	—	—	—	—	—	—
Loans receivable, gross	$189,918	$1,854	$256	$220	$285	$1,205	$1,966	$—	$2,493

Interest on non-accrual loans that would have been recorded as additional interest income for the six months ended June 30, 2015 and 2014 had the loans been current in accordance with their original terms totaled $511,000 and $135,000, respectively. The increase is mainly due to the additional loans from the Riverside Bank merger.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans	Six months ended
	June 30, 2015			June 30, 2014
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	1	$875	$875	1	$30	$30
Commercial real estate	1	184	184	2	447	447
Home equity credit	—	—	—	2	72	72
Troubled debt restructurings	2	$1,059	$1,059	5	$549	$549
Rate reduction and term extension	1	$184	$184	—	—	—
Interest only and term extension	—	—	—	1	48	48
Interest only	—	—	—	2	54	54
Debt consolidation and term extension	—	—	—	2	447	447
Term extension	1	875	875	—	—	—
Troubled debt restructurings	2	$1,059	$1,059	5	$549	$549

Two loans were modified in troubled debt restructurings during 2015, neither of which was past due at June 30, 2015.

There were no acquired loans modified in troubled debt restructurings during the six months ended June 30, 2015 and 2014.

As of June 30, 2015, the Bank had $1,102,000 in loans collateralized by residential real estate property in the process of foreclosure.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended June 30, 2015					Three months ended June 30, 2015
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,386	$(52)	$(188)	$1	$2,147	$—	$15	$—	$—	$15
Commercial	1,355	116	(132)	—	1,339	18	59	—	—	77
Land	176	6	—	—	182	—	—	—	—	—
Real estate	3,917	70	(320)	1	3,668	18	74	—	—	92
Commercial and industrial	637	52	—	2	691	45	(3)	—	10	52
Municipal	61	3	—	—	64	—	—	—	—	—
Consumer	120	15	(16)	4	123	—	—	—	—	—
Unallocated	384	(15)	—	—	369	—	—	—	—	—
Totals	$5,119	$125	$(336)	$7	$4,915	$63	$71	$—	$10	$144

	Business Activities Loans					Acquired Loans
(in thousands)	Six months ended June 30, 2015					Six months ended June 30, 2015
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,306	$320	$(481)	$2	$2,147	$—	$15	$—	$—	$15
Commercial	1,697	(154)	(204)	—	1,339	7	70	—	—	77
Land	164	18	—	—	182	—	—	—	—	—
Real estate	4,167	184	(685)	2	3,668	7	85	—	—	92
Commercial and industrial	583	(288)	(56)	452	691	14	21	—	17	52
Municipal	61	3	—	—	64	—	—	—	—	—
Consumer	117	31	(31)	6	123	—	—	—	—	—
Unallocated	409	(40)	—	—	369	—	—	—	—	—
Totals	$5,337	$(110)	$(772)	$460	$4,915	$21	$106	$—	$17	$144
	Business Activities Loans					Acquired Loans
(in thousands)	December 31, 2014					December 31, 2014
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$1,938	$657	$(307)	$18	$2,306	$—	$—	$—	$—	$—
Commercial	1,385	355	(84)	41	1,697	—	7	—	—	7
Land	226	58	(121)	1	164	—	—	—	—	—
Real estate	3,549	1,070	(512)	60	4,167	—	7	—	—	7
Commercial and industrial	561	25	(19)	16	583	—	14	—	—	14
Municipal	43	18	—	—	61	—	—	—	—	—
Consumer	105	16	(28)	24	117	—	—	—	—	—
Unallocated	425	(16)	—	—	409	—	—	—	—	—
Totals	$4,683	$1,113	$(559)	$100	$5,337	$—	$21	$—	$—	$21

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2015
Residential 1-4 family	$250,103	$1,079	$8,079	$677	$258,182	$1,756
Residential 5+ multifamily	3,871	17	1,882	3	5,753	20
Construction of residential 1-4 family	4,534	31	—	—	4,534	31
Home equity credit	33,319	303	714	37	34,033	340
Residential real estate	291,827	1,430	10,675	717	302,502	2,147
Commercial	99,156	1,054	4,317	96	103,473	1,150
Construction of commercial	14,868	164	125	—	14,993	164
Commercial real estate	114,024	1,218	4,442	96	118,466	1,314
Farm land	2,081	19	1,106	73	3,187	92
Vacant land	5,190	55	3,088	60	8,278	115
Real estate secured	413,122	2,722	19,311	946	432,433	3,668
Commercial and industrial	62,994	664	510	27	63,504	691
Municipal	6,519	64	—	—	6,519	64
Consumer	5,703	123	—	—	5,703	123
Unallocated allowance	—	—	—	—	—	369
Totals	$488,338	$3,573	$19,821	$973	$508,159	$4,915

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2015
Residential 1-4 family	$8,845	$—	$581	$15	$—	$—	$9,426	$15
Residential 5+ multifamily	6,320	—	—	—	—	—	6,320	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—
Residential real estate	15,165	—	581	15	—	—	15,746	15
Commercial	83,626	2	2,858	60	5,337	—	91,821	62
Construction of commercial	7,728	15	276	—	—	—	8,004	15
Commercial real estate	91,354	17	3,134	60	5,337	—	99,825	77
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	106,519	17	3,715	75	5,337	—	115,571	92
Commercial and industrial	56,210	52	—	—	1,527	—	57,737	52
Municipal	—	—	—	—	—	—	—	—
Consumer	84	—	—	—	18	—	102	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$162,813	$69	$3,715	$75	$6,882	$—	$173,410	$144
20

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$245,997	$1,316	$6,261	$549	$252,258	$1,865
Residential 5+ multifamily	4,536	66	1,020	3	5,556	69
Construction of residential 1-4 family	2,004	13	—	—	2,004	13
Home equity credit	34,231	350	396	9	34,627	359
Residential real estate	286,768	1,745	7,677	561	294,445	2,306
Commercial	93,784	1,018	4,714	486	98,498	1,504
Construction of commercial	18,474	193	128	—	18,602	193
Commercial real estate	112,258	1,211	4,842	486	117,100	1,697
Farm land	2,855	59	384	—	3,239	59
Vacant land	6,245	67	3,097	38	9,342	105
Real estate secured	408,126	3,082	16,000	1,085	424,126	4,167
Commercial and industrial	48,635	532	569	51	49,204	583
Municipal	6,083	61	—	—	6,083	61
Consumer	4,334	117	—	—	4,334	117
Unallocated allowance	—	—	—	—	—	409
Totals	$467,178	$3,792	$16,569	$1,136	$483,747	$5,337

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$—	$9,223	$—
Residential 5+ multifamily	8,735	—	—	—	—	—	8,735	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	—	17,958	—
Commercial	89,820	—	2,502	—	5,577	—	97,899	—
Construction of commercial	9,045	7	—	—	—	—	9,045	7
Commercial real estate	98,865	7	2,502	—	5,577	—	106,944	7
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	116,261	7	3,064	—	5,577	—	124,902	7
Commercial and industrial	66,874	14	—	—	1,840	—	68,714	14
Municipal	—	—	—	—	—	—	—	—
Consumer	103	—	—	—	19	—	122	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$183,238	$21	$3,064	$—	$7,436	$—	$193,738	$21

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

June 30, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$484,055	$3,429	$—	$—	$484,055	$3,429
Potential problem loans	4,282	144	—	—	4,282	144
Impaired loans	—	—	19,822	973	19,822	973
Unallocated allowance						369
Totals	$488,337	$3,573	$19,822	$973	$508,159	$4,915

Acquired Loans

June 30, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$167,230	$69	$—	$—	$167,230	$69
Potential problem loans	2,465	—	—	—	2,465	—
Impaired loans	—	—	3,715	75	3,715	75
Unallocated allowance						—
Totals	$169,965	$69	$3,715	$75	$173,410	$144

Business Activities Loans

December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$457,744	$3,283	$—	$—	$457,744	$3,283
Potential problem loans	9,423	509	11	—	9,434	509
Impaired loans	—	—	16,569	1,136	16,569	1,136
Unallocated allowance	—	409	—	—	—	409
Totals	$467,167	$4,201	$16,580	$1,136	$483,747	$5,337

Acquired Loans

December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$187,966	$21	$—	$—	$187,966	$21
Potential problem loans	2,708	—	—	—	2,708	—
Impaired loans	—	—	3,064	—	3,064	—
Unallocated allowance	—	—	—	—	—	—
Totals	$190,674	$21	$3,064	$—	$193,738	$21

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2015
Residential	$6,141	$6,634	$5,750	$680	$69	$3,820	$4,110	$3,043	$61
Home equity credit	390	412	63	37	5	324	345	611	1
Residential real estate	6,531	7,046	5,813	717	74	4,144	4,455	3,654	62
Commercial	1,607	1,760	2,469	96	21	2,710	3,002	2,130	36
Construction of commercial	—	—	—	—	—	125	131	127	4
Farm land	736	736	423	73	16	370	370	270	—
Vacant land	3,052	3,944	3,088	60	6	36	44	5	—
Real estate secured	11,926	13,486	11,793	946	117	7,385	8,002	6,186	102
Commercial and industrial	69	112	82	27	2	441	471	464	7
Consumer	—	—	—	—	—	—	—	—	—
Totals	$11,995	$13,598	$11,875	$973	$119	$7,826	$8,473	$6,650	$109

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2015
Residential 1-4 family	$581	$716	$83	$15	$—	$—	$—	$488	$—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	581	716	83	15	—	—	—	488	—
Commercial	1,526	2,173	218	60	24	1,332	1,843	2,334	18
Construction of commercial	—	—	—	—	—	276	278	79	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	2,107	2,889	301	75	24	1,608	2,121	2,901	18
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$2,107	$2,889	$301	$75	$24	$1,608	$2,121	$2,901	$18

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2014
Residential 1-4 family	$5,008	$5,157	$4,547	$552	$128	$2,273	$2,395	$2,703	$57
Home equity credit	9	24	91	9	—	387	405	441	4
Residential real estate	5,017	5,181	4,638	561	128	2,660	2,800	3,144	61
Commercial	3,383	3,563	3,262	486	108	1,331	1,520	1,468	54
Construction of commercial	—	—	—	—	—	128	134	123	—
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,097	3,996	3,090	38	12	—	—	—	—
Real estate secured	11,497	12,740	10,990	1,085	248	4,503	4,838	5,119	115
Commercial and industrial	102	161	106	51	2	467	469	516	30
Consumer	—	—	—	—	—	—	—	19	—
Totals	$11,599	$12,901	$11,096	$1,136	$250	$4,970	$5,307	$5,654	$145

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2014
Residential 1-4 family	$—	$—	$—	$—	$—	$562	$716	$562	$3
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	562	716	562	3
Commercial	—	—	—	—	—	2,502	4,014	2,502	12
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	—	—	—	—	—	3,064	4,730	3,064	15
Commercial and industrial	—	—	—	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$3,064	$4,734	$3,064	$15

NOTE 4 - MORTGAGE SERVICING RIGHTS

June 30, (in thousands)	2015	2014
Residential mortgage loans serviced for others	$135,831	$143,244
Fair value of mortgage servicing rights	1,383	1,638

Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2015	2014	2015	2014
Mortgage Servicing Rights
Balance, beginning of period	$637	$906	$694	$980
Originated	40	16	102	22
Amortization (1)	(78)	(85)	(197)	(165)
Balance, end of period	599	837	599	837
Valuation Allowance
Balance, beginning of period	(9)	(3)	—	(15)
Decrease (increase) in impairment reserve (1)	7	2	(2)	14
Balance, end of period	(2)	(1)	(2)	(1)
Loan servicing rights, net	$597	$836	$597	$836
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	June 30, 2015	December 31, 2014
Securities available-for-sale (at fair value)	$67,422	$69,055
Loans receivable	158,567	157,581
Total pledged assets	$225,989	$226,636

At June 30, 2015, securities were pledged as follows: $58.0 million to secure public deposits, $9.3 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Six months
Periods ended June 30, (in thousands)	2015	2014	2015	2014
Net income	$2,072	$966	$4,306	$1,517
Less: Preferred stock dividends declared	(40)	(40)	(80)	(86)
Net income available to common shareholders	2,032	926	4,226	1,431
Less: Undistributed earnings allocated to participating securities	(18)	(10)	(37)	(17)
Net income allocated to common stock	$2,014	$916	$4,189	$1,414
Common shares issued	2,730	1,713	2,727	1,712
Less: Unvested restricted stock awards	(24)	(22)	(24)	(21)
Common shares outstanding used to calculate basic earnings per common share	2,706	1,691	2,703	1,691
Add: Dilutive effect of stock options	18	—	17	—
Common shares outstanding used to calculate diluted earnings per common share	2,724	1,691	2,720	1,691
Earnings per common share (basic)	$0.74	$0.54	$1.55	$0.83
Earnings per common share (diluted)	$0.74	$0.54	$1.54	$0.83

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total, Common Equity Tier 1 and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2015, that Salisbury and the Bank meet all of their capital adequacy requirements to which they are subject.

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank and Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019.

The Bank was classified, as of its most recent notification, as "well capitalized." The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

					To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total Capital (to risk-weighted assets)
Salisbury	$94,101	14.22%	$52,928	8.0%	n/a	—
Bank	85,432	12.91	52,928	8.0	$66,160	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	88,827	13.43	39,696	6.0	n/a	—
Bank	80,158	12.12	39,696	6.0	52,910	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	72,827	11.01	29,766	4.5	n/a	—
Bank	80,158	12.12	29,762	4.5	42,989	6.5
Tier 1 Capital (to average assets)
Salisbury	72,827	10.42	34,106	4.0	n/a	—
Bank	80,158	9.40	34,106	4.0	42,633	5.0
December 31, 2014
Total Capital (to risk-weighted assets)
Salisbury	$89,783	14.27%	$50,334	8.0%	n/a	—
Bank	80,492	12.75	50,492	8.0	$63,116	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	84,171	13.38	25,167	4.0	n/a	—
Bank	74,881	11.86	25,246	4.0	37,869	6.0
Tier 1 Capital (to average assets)
Salisbury	84,171	12.31	27,344	4.0	n/a	—
Bank	74,881	10.95	27,345	4.0	34,181	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended June 30, 2015 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months ended	Six months ended
Periods ended June 30, (in thousands)	2014	2014
Service cost	$—	$—
Interest cost on benefit obligation	71	138
Expected return on plan assets	(73)	(148)
Amortization of net loss	3	—
Settlements and curtailments	—	—
Net periodic benefit cost	$1	$(10)

Salisbury’s 401(k) Plan expense was $189,000 and $172,000, respectively, for the three month periods ended June 30, 2015 and 2014, and $351,000 and $336,000, respectively, for the six month periods ended June 30, 2015 and 2014. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $14,000 and $13,000 respectively, for the three month periods ended June 30, 2015 and 2014, and $31,000 and $53,000, respectively, for the six month periods ended June 30, 2015 and 2014.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an Employee Stock Ownership Plan (ESOP) to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which vests in full upon six years of qualified service.

Salisbury’s ESOP expense was $96,000 and $47,000, respectively, for the three month periods ended June 30, 2015 and 2014, and $192,000 and $94,000, respectively, for the six month periods ended June 30, 2015 and 2014.

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

In 2014 and 2013, the Bank awarded seven (7) and six (6) Executives, respectively, with discretionary contributions to the Plan. Expenses related to this plan amounted to $61,000 and $30,000 for the six months ended June 30, 2015 and 2014, respectively. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year. There have been no awards granted in 2015.

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

Expense in the six months ended June 30, 2015 and 2014 totaled $115,000 and $57,000, respectively. Unrecognized compensation cost relating to the awards as of June 30, 2015 and 2014 totaled $229,000 and $296,000, respectively. There were no forfeitures in the six months ended June 30, 2015. A total of 2,000 shares were forfeited in the six months ended June 30, 2014.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Unrealized gains on securities available-for-sale, net of tax	$1,370	$2,108
Accumulated other comprehensive income, net	$1,370	$2,108

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

ASC 820-10, “Fair Value Measurement-Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2015.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include preferred stock. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,580	$—	$2,580
U.S. Government agency notes	—	1,496	—	1,496
Municipal bonds	—	33,833	—	33,833
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	28,672	—	28,672
Collateralized mortgage obligations:
U.S. Government agencies	—	2,336	—	2,336
Non-agency	—	5,777	—	5,777
SBA bonds	—	3,652	—	3,652
CRA mutual funds	—	758	—	758
Preferred stock	313	—	—	313
Securities available-for-sale	$313	$79,104	$—	$79,417
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	13,055	13,055
Other real estate owned	—	—	268	268
December 31, 2014
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,806	$—	$2,806
U.S. Government agency notes	—	5,874	—	5,874
Municipal bonds	—	40,352	—	40,352
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	27,709	—	27,709
Collateralized mortgage obligations:
U.S. Government agencies	—	2,679	—	2,679
Non-agency	—	6,596	—	6,596
SBA bonds	—	4,465	—	4,465
CRA mutual funds	—	504	—	504
Preferred stock	327	—	—	327
Securities available-for-sale	$327	$90,985	$—	$91,312
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$10,463	$10,463
Other real estate owned	—	—	1,002	1,002

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2015
Financial Assets
Cash and cash equivalents	$50,420	$50,420	50,420	$—	$—
Securities available-for-sale	79,417	79,417	313	79,104	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	300	305	—	—	305
Loans receivable, net	677,726	690,776	—	—	690,776
Accrued interest receivable	2,292	2,292	—	—	2,292
Financial Liabilities
Demand (non-interest-bearing)	$171,022	$171,022	$—	$—	$171,022
Demand (interest-bearing)	118,293	118,293	—	—	118,293
Money market	173,488	173,488	—	—	173,488
Savings and other	123,697	123,697	—	—	123,697
Certificates of deposit	134,234	135,709	—	—	135,709
Deposits	720,734	722,209	—	—	722,209
Repurchase agreements	2,771	2,771	—	—	2,771
FHLBB advances	28,033	30,176	—	—	30,176
Capital lease liability	423	895	—	—	895
Accrued interest payable	158	158	—	—	158
December 31, 2014
Financial Assets
Cash and cash equivalents	$36,105	$36,105	$36,105	$—	$—
Securities available-for-sale	91,312	91,312	327	90,985	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	568	572	—	—	572
Loans receivable, net	673,330	683,845	—	—	683,845
Accrued interest receivable	2,334	2,334	—	—	2,334
Financial Liabilities
Demand (non-interest-bearing)	$161,386	$161,386	$—	$—	$161,386
Demand (interest-bearing)	117,169	117,169	—	—	117,169
Money market	174,274	174,274	—	—	174,274
Savings and other	121,387	121,387	—	—	121,387
Certificates of deposit	141,210	142,261	—	—	142,261
Deposits	715,426	716,477	—	—	716,477
Repurchase agreements	4,163	4,163	—	—	4,163
FHLBB advances	28,813	30,626	—	—	30,626
Capital lease liability	424	929	—	—	929
Accrued interest payable	166	166	—	—	166

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Salisbury’s consolidated financial statements follow GAAP as applied to the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

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

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of cash flows initially expected to be collected and discounting those cash flows at an appropriate market rate of interest. The Bank continues to evaluate the reasonableness of the timing and the amount of cash expected to be collected. Subsequent changes in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Bank estimates the fair value of the underlying collateral of the loans.  These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

FINANCIAL CONDITION

Overview

Total assets were $860.8 million at June 30, 2015, down $4.2 million from March 31, 2015. Loans receivable, net, were $677.7 million at June 30, 2015, up $1.0 million, or 0.2%, from March 31, 2015. Non-performing assets were $15.0 million at June 30, 2015, up $0.1 million from $14.9 million at March 31, 2015. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.74%, 0.76% and 1.11%, at June 30, 2015, March 31, 2015 and June 30, 2014, respectively. Deposits were $720.7 million, down $4.2 million from $724.9 million at March 31, 2015.

At June 30, 2015, book value and tangible book value per common share were $32.26 and $26.69, respectively. Salisbury’s Tier 1 leverage, total risk-based and common equity Tier 1 capital ratios were 10.42%, 14.22%, and 11.01%, respectively.

Securities and Short Term Funds

During the second quarter of 2015, securities decreased $1.8 million to $82.9 million due to calls and principal pay downs during the quarter. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $2.5 million to $50.4 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2015.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of June 30, 2015, that additional recognition of OTTI was not required. Salisbury deemed the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2015. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $4.4 million to $677.7 million at June 30, 2015, compared with $673.3 million at December 31, 2014 and increased $222.1 million from $456.6 million at June 30, 2014. Such year-over-year increase includes loans acquired with a fair value of $196.3 million from Riverside Bank.

Loan Credit Quality

During the first six months 2015, total impaired and potential problem loans decreased to $30.3 million, or 4.4% of gross loans receivable at June 30, 2015, from $31.8 million, or 4.7% of gross loans receivable at December 31, 2014 and increased from $25 million at June 30, 2014. However, the percentage of such loans at June 30, 2015 when compared to June 30, 2014 improved from 5.4% of gross loans.

Changes in impaired and potential problem loans are as follows:

	June 30, 2015				June 30, 2014

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accural	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$1,888	$—	$(901)	$987	$825	—	$(266)	$559
Loans restored to accrual status	(512)	—	512	—	—	—	—	—
Loan risk rating downgrades to substandard	(103)	—	—	(103)	—	—	692	692
Loan risk rating upgrades from substandard	—	—	(788)	(788)	—	—	—	—
Loan repayments	(238)	(64)	(409)	(711)	(568)	(47)	(186)	(801)
Loan charge-offs	(321)	—	—	(321)	(92)	(6)	(24)	(122)
Increase (decrease) in TDR loans	—	1,059	(766)	293	—	—	—	—
Inter-month tax advances	13	—	—	13	90	6	—	96
Increase (decrease) in loans	$727	$995	$(2,352)	$(630)	$255	$(47)	$216	$424

During the second quarter of 2015, Salisbury placed $1.9 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $321,000 of non-accrual loans primarily as a result of credit or collateral deficiencies.

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

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the original contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans and accruing loans past due for 90 days or more. These loans are secured with adequate collateral and in the process of collection. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or extended deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans, excluding troubled debt restructured loans	$12,340	$9,245
Non-accrual troubled debt restructured loans	2,388	628
Accruing troubled debt restructured loans	8,809	9,760
Total impaired loans	$23,537	$19,633
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $4.1 million to $15.0 million, or 1.7% of assets at June 30, 2015, from $10.9 million, or 1.3% of assets at December 31, 2014, and increased $6.2 million from $8.8 million, or 1.4% of assets at June 30, 2014.

The 38% increase in non-performing assets in 2015 resulted primarily from $6.8 million of loans placed on non-accrual status. This increase was offset in part by $0.9 million reinstated to accrual, $0.3 million in payoffs and repayments and $0.8 million charged off and $0.1 million placed in OREO.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Residential 1-4 family	$4,984	$3,096
Home equity credit	629	348
Commercial	4,433	3,150
Construction of commercial	276
Farm land	1,106	384
Vacant land	2,859	2,862
Real estate secured	14,287	9,840
Commercial and industrial	441	33
Consumer	—	—
Non-accruing loans	14,728	9,873
Accruing loans past due 90 days and over	—	17
Non-performing loans	14,728	9,890
Real estate acquired in settlement of loans	268	1,002
Non-performing assets	$14,996	$10,892

The past due status of non-performing loans is as follows:
(in thousands)	June 30, 2015	December 31, 2014
Current	$467	$1,268
Past due 001-029 days	1,460	586
Past due 030-059 days	729	54
Past due 060-089 days	936	214
Past due 090-179 days	3,529	1,464
Past due 180 days and over	7,607	6,304
Total non-performing loans	$14,728	$9,890

At June 30, 2015, 3.17% of non-performing loans were current with respect to loan payments, compared with 12.82% at December 31, 2014. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.8 million during the six (6) month period ended June 30, 2015 to $11.2 million, or 1.64% of gross loans receivable at June 30, 2015, from $10.4 million, or 1.54% of gross loans receivable at December 31, 2014.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Residential 1-4 family	$5,559	$4,748
Home equity credit	85	48
Personal	—	—
Vacant land	229	235
Commercial	2,741	4,065
Real estate secured	8,614	9,096
Commercial and industrial	194	664
Accruing troubled debt restructured loans	8,808	9,760
Residential 1-4 family	286	294
Home equity credit	46	88
Commercial	1,645	235
Vacant land	—	—
Real estate secured	1,977	617
Commercial and industrial	411	10
Non-accrual troubled debt restructured loans	2,388	627
Troubled debt restructured loans	$11,196	$10,387

The past due status of troubled debt restructured loans is as follows:
(in thousands)	June 30, 2015	December 31, 2014
Current	$7,350	$6,514
Past due 1-29 days	1,458	2,704
Past due 30-59 days	—	542
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	8,808	9,760
Current	38	49
Past due 1-29 days	1,452	—
Past due 30-59 days	662	—
Past due 60-89 days	—	10
Past due 90-179 days	—	333
Past due 180 days and over	236	235
Non-accrual troubled debt restructured loans	2,388	627
Total troubled debt restructured loans	$11,196	$10,387

At June 30, 2015, 65.99% of troubled debt restructured loans were current with respect to loan payments, as compared with 63.18% at December 31, 2014.

Past Due Loans

Loans past due 30 days or more increased $3.4 million during 2015 to $15.6 million, or 2.29% of gross loans receivable at June 30, 2015, compared with $12.2 million, or 1.79% of gross loans receivable at December 31, 2014.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Past due 030-059 days	$828	$2,295
Past due 060-089 days	1,968	1,834
Past due 090-179 days	—	17
Accruing loans	2,796	4,146
Past due 030-059 days	729	54
Past due 060-089 days	936	214
Past due 090-179 days	3,530	1,447
Past due 180 days and over	7,607	6,305
Non-accrual loans	12,802	8,020
Total loans past due 30 days or greater	$15,598	$12,166

Potential Problem Loans

Potential problem loans decreased $5.4 million during the first six months of 2015 to $6.7 million, or 0.01% of gross loans receivable at June 30, 2015, compared with $12.1 million, or 1.79% of gross loans receivable at December 31, 2014.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Residential 1-4 family	$515	$2,829
Residential 5+ multifamily	—	975
Construction of residential 1-4 family	—	—
Home equity credit	391	786
Residential real estate	906	4,590
Commercial	4,601	5,139
Construction of commercial	448	450
Commercial real estate	5,049	5,589
Farm land	—	723
Vacant land	24	66
Real estate secured	5,979	10,968
Commercial and industrial	761	1,146
Consumer	8	28
Other classified loans receivable	$6,748	$12,142

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2015	December 31, 2014
Current	$6,276	$8,302
Past due 001-029 days	461	2,416
Past due 030-059 days	11	100
Past due 060-089 days	—	1,324
Past due 090-179 days	—	—
Total potential problem loans	$6,748	$12,142

At June 30, 2015, 93.01% of potential problem loans were current with respect to loan payments, as compared with 68.37% at December 31, 2014.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $5.3 million during the six months ended June 30, 2015 to $720.7 million, from $715.4 million at December 31, 2014, and increased $213.3 million year-over-year from $507.4 million at June 30, 2014. The year-over-year increase is mainly attributable to the $211.2 million of deposits assumed in the Riverside Bank merger. Retail repurchase agreements decreased $1.4 million during the six months ended June 30, 2015 to $2.8 million compared with $4.2 million at December 31, 2014, and decreased $1.5 million for year-over-year compared with $4.3 million at June 30, 2014.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $0.8 million during the six months ended June 30, 2015 to $28.0 million at June 30, 2015, from $28.8 million at December 31, 2014, and decreased $1.6 million for year-over-year from $29.6 million at June 30, 2014. The decreases were due to amortizing payments of advances and maturities of advances that were not renewed.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At June 30, 2015, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 22.35%, up from 17.95% at December 31, 2014. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2015 provided net cash of $4.5 million. Investing activities provided net cash of $8.0 million, principally from proceeds of $15.2 million from sales, calls, and maturities of securities available-for-sale and offset by securities purchases of $4.3 million and $3.6 million of net loan originations and principal collections. Financing activities provided net cash of $1.8 million, principally due to a net increase of $4.2 million in deposits and repurchase agreements, contractual pay downs of FHLBB advances of $0.8 million and common and preferred stock dividends paid totaling $1.6 million.

At June 30, 2015, Salisbury had outstanding commitments to fund new loan originations of $33.8 million and unused lines of credit of $103.3 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2015 and 2014

OVERVIEW

Net income available to common shareholders was $2,032,000, or $0.74 per common share, for the second quarter ended June 30, 2015 (second quarter 2015), compared with $2,194,000, or $0.81 per common share, for the first quarter ended March 31, 2015 (first quarter 2015), and $926,000, or $0.54 per common share, for the second quarter ended June 30, 2014 (second quarter 2014).

•	Salisbury’s earnings per common share for the three (3) month period ended June 30, 2015 increased to $0.74 per common share as compared with $0.54 per common share for the same period in 2014.

•	Salisbury’s efficiency ratio improved to 62.91% for the quarter ended June 30, 2015 as compared with 65.45% from the prior quarter and 72.35% for the second quarter in 2014.

•	Annualized return on average assets for the quarter ended June 30, 2015 amounted to 0.94% as compared with 1.03% for the prior quarter and 0.62% for the second quarter of 2014.

•	Annualized return on average common shareholders’ equity amounted to 9.26% for the quarter ended June 30, 2015 as compared with 10.22% for the prior quarter and 6.32% for the second quarter of 2014.

Net Interest Income

Tax equivalent net interest income decreased $154,000, or 1.9%, versus first quarter 2015, and increased $2.9 million, or 54.7%, versus second quarter 2014. Interest income for second quarter 2015 reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $654,000. The first quarter of 2015 included similar adjustments totaling $650,000. Average earning assets increased $3.1 million versus first quarter 2015, and increased $247.0 million versus second quarter 2014. Average total interest bearing deposits decreased $2.0 million versus first quarter 2015 and increased $160.2 million versus second quarter 2014 primarily as a result of the Riverside Bank acquisition. The net interest margin of 4.01% decreased 10 basis points versus 4.11% for the first quarter 2015 and increased 27 basis points versus 3.74% for the second quarter 2014.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Loans (a)(d)	$683,166	$454,770	$7,953	$4,833	4.64%	4.24%
Securities (c)(d)	76,791	88,448	843	1,018	4.39	4.61
FHLBB stock	3,515	4,728	15	19	1.74	1.66
Short term funds (b)	41,578	10,138	25	5	0.24	0.18
Total interest-earning assets	805,050	558,084	8,836	5,875	4.38	4.21
Other assets	61,258	39,165
Total assets	$866,308	$597,249
Interest-bearing demand deposits	$118,297	$79,492	77	66	0.26	0.34
Money market accounts	172,950	120,697	115	66	0.27	0.22
Savings and other	127,137	114,799	55	50	0.17	0.18
Certificates of deposit	138,792	81,995	206	167	0.59	0.82
Total interest-bearing deposits	557,176	396,983	453	349	0.33	0.35
Repurchase agreements	3,803	3,377	2	1	0.21	0.16
Capital lease	423	425	17	—	16.08	0.00
FHLBB advances	28,142	30,512	280	297	3.98	3.85
Total interest-bearing liabilities	589,544	431,297	752	647	0.51	0.60
Demand deposits	164,372	83,670
Other liabilities	8,380	7,461
Shareholders’ equity	104,012	74,821
Total liabilities & shareholders’ equity	$866,308	$597,249
Net interest income			$8,084	$5,228
Spread on interest-bearing funds					3.87	3.61
Net interest margin (e)					4.01	3.74
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $291,000 and $323,000, respectively, for 2015 and 2014 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2015 versus 2014
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$2,543	$577	$3,120
Securities	(131)	(44)	(175)
FHLBB stock	(5)	1	(4)
Short term funds	17	3	20
Total	2,424	537	2,961
Interest-bearing liabilities
Deposits	166	(62)	104
Repurchase agreements	1	—	1
Capital lease	—	17	17
FHLBB advances	(24)	7	(17)
Total	143	(38)	105
Net change in net interest and dividend income	$2,281	$575	$2,856

Interest Income

Tax equivalent interest income increased $3.0 million to $8.8 million for second quarter 2015 as compared with second quarter 2014.

Tax equivalent loan income increased $3.1 million, or 64.6%, primarily due to a $228.4 million, or 50.2%, increase in average loans, and by a 40 basis point increase in the average loan yield, mainly due to the increase in higher yielding loans resulting from the Riverside Bank merger.

Tax equivalent securities income decreased $175,000, or 17.2%, primarily due to an $11.7 million, or 13.2%, decrease in average volume due to calls and prepayments of mortgage backed securities, sales of bonds, and a 22 basis point decrease in average yield.

Interest Expense

Interest expense decreased $105,000, or 16.2%, to $0.8 million for second quarter 2015 as compared with second quarter 2014.

Interest on deposit accounts and retail repurchase agreements increased $104,000, or 29.8%, as a result of a $160.2 million, or 40.4% increase in the average balance of deposits, slightly offset by lower average rates, down 2 basis points on deposits. The lower average rate resulted from the effect of currently lower market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $17,000 as a result of lower average borrowings, down $2.4 million, partially offset by an average borrowing rate increase of 13 basis points.

Provision and Allowance for Loan Losses

The provision for loan losses was $196,000 for second quarter 2015, compared with $314,000 for second quarter 2014. Net loan charge-offs were $319,000 and $106,000 for the respective quarters.

The following table details the principal categories of credit quality ratios:

June 30, (dollars in thousands)	2015	2014
Net charge-offs to average loans receivable, gross	0.19%	0.09%
Non-performing loans to loans receivable, gross	2.16	1.82
Accruing loans past due 30-89 days to loans receivable, gross	0.41	0.50
Allowance for loan losses to loans receivable, gross	0.74	1.11
Allowance for loan losses to non-performing loans	34.35	60.89
Non-performing assets to total assets	1.74	1.41

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, decreased to 0.74% at June 30, 2015 compared to 1.11% at June 30, 2014 due to the increase in the balance of gross loans at fair market value that resulted from the addition of the loans purchased from Riverside Bank.

During the second quarter of 2015, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) amounted to $14.7 million, which represents a decline at 2.16% of gross loans receivable at June 30, 2015 compared to 1.82% at June 30, 2014. Accruing loans past due 30-89 days increased $0.5 million to $2.8 million, or 0.41% of gross loans receivable from 0.50% at June 30, 2014. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

Impaired loans are individually evaluated for impairment.  Impairment is measured for each individual loan using either the present value of the future cash flows discounted at an appropriate rate or the net fair market value of the collateral, if the loan is collateral dependent.  An allowance is established when the present value or collateral value, whichever is appropriate, is lower than the carrying value of the loan.  Impairments are calculated at least quarterly.

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

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise requiring increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2015.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Gains on sales of available-for-sale securities, net	$11	$—	$11	100.00%
Trust and wealth advisory fees	890	939	(49)	-5.22%
Service charges and fees	778	626	152	24.28%
Gains on sales of mortgage loans, net	87	32	55	171.88%
Mortgage servicing, net	20	11	9	81.82%
Other	114	74	40	54.05%
Total non-interest income	$1,900	$1,682	$218	12.96%

Non-interest income for second quarter 2015 increased $218,000 versus second quarter 2014. Trust and wealth advisory revenues decreased $49,000 versus second quarter 2014. Such decrease is the result of a decrease in managed assets. Service charges and fees increased $152,000 versus second quarter 2014. The increases were a result of higher fees due to increased transactional volume, mainly attributable to the contribution from the deposits assumed in the Riverside Bank acquisition. Income from sales and servicing of mortgage loans increased $64,000 versus second quarter 2014 due to a decrease in amortization as a result of a decline in projected prepayment rates. Second quarter 2015 mortgage loans sales totaled $3.0 million versus $1.6 million for second quarter 2014. Second quarter 2015 and second quarter 2014 included a mortgage servicing valuation impairment benefit of $6,000 and $2,000, respectively. Gain on sale of securities for second quarter 2015 totaled $11,000, compared to no gains recognized in the second quarter of 2014. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Salaries	$2,449	$1,951	$498	25.53%
Employee benefits	960	739	221	29.91%
Premises and equipment	913	701	212	30.24%
Data processing	398	433	(35)	-8.08%
Professional fees	593	344	249	72.38%
Collections and OREO	228	85	143	168.24%
FDIC insurance	133	124	9	7.26%
Marketing and community support	180	127	53	41.73%
Amortization of intangible assets	164	63	101	160.32%
Merger and acquisition related expenses	—	90	(90)	-100.00%
Other	552	411	111	27.01%
Non-interest expense	$6,540	$5,068	$1,472	29.04%

Non-interest expense for second quarter 2015 increased $1.5 million versus second quarter 2014. Total compensation expense increased $719,000 versus second quarter 2014, which reflects increased staffing levels primarily as a result of the Riverside Bank acquisition. Premises and equipment increased $212,000 versus second quarter 2014. The increase is mainly due to the addition of branch facilities acquired as a result of the Riverside Bank acquisition in December 2014, the Sharon, Connecticut branch acquisition, and the opening of a new branch in Great Barrington, Massachusetts in June 2014. Data processing decreased $35,000 versus second quarter 2014. Professional fees increased $249,000 versus second quarter 2014 due to trust tax filing fees being reclassified from data processing to consulting fees. Collections and OREO related expenses increased $143,000 versus second quarter 2014. The year-over-year increase is mainly due to the write-down associated with OREO properties in second quarter 2015. The increase in amortization of intangible assets is due to the merger in December 2014 with Riverside Bank.

Income Taxes

The effective income tax rates for second quarter 2015, first quarter 2015 and second quarter 2014 were 29.96%, 29.90% and 19.85%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2015 (to date) or 2014, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 the Bank formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

For the six month periods ended June 30, 2015 and 2014

Overview

Net income available to common shareholders was $4,226,000, or $1.55 per common share, for the six month period ended June 30, 2015 (six month period 2015), compared with $1,431,000, or $0.83 per common share, for the six month period ended June 30, 2014 (six month period 2014).

•	Earnings per common share of $1.55 increased $0.72, or 86.7%, as compared to $0.83 for the six month period 2014.
o	Earnings per common share for the six months ended June 30, 2014, excluding non-recurring expenses related to strategic initiatives of $370,000, (after tax) or $0.22 per share would have been $1.05 per share for the six month period.
•	During the six (6) month period ended June 30, 2015, total shareholders’ equity increased to $104.1 million from $101.8 million at December 31, 2014.
•	The net interest margin increased 33 basis points versus six months 2014.
•	Net loans receivable increased $221.1 million, or 48%, from June 30, 2014.
•	(Benefit) provision for loan losses was ($4,000) for the six month period ended June 30, 2015 and $651,000 for the six month period ended June 30, 2014. Net charge-offs of $295,000 were realized in the six month period 2015 versus net charge-offs of $233,000 for six month period 2014.
•	Tax equivalent net interest and dividend income increased $6.0 million, or 58%, versus June 30, 2014.

Net Interest Income

Tax equivalent net interest income for the six month period ended June 30, 2015 increased $6.0 million, or 58%, versus the six month period ended June 30, 2014, mainly attributable to the increase in loan income resulting from the Riverside Bank merger. The net interest margin increased 33 basis points to 4.06% from 3.73%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Loans (a)	$682,225	$451,569	$15,982	$9,530	4.68%	4.22%
Securities (c)(d)	80,553	90,359	1,765	2,072	4.38	4.58
FHLBB stock	3,515	5,032	31	40	1.76	1.59
Short term funds (b)	37,204	6,578	42	5	0.23	0.19
Total interest earning assets	803,497	553,538	17,820	11,647	4.43	4.21
Other assets	61,169	38,668
Total assets	$864,666	$592,206
Interest-bearing demand deposits	$117,748	$79,874	152	133	0.26	0.34
Money market accounts	173,108	121,941	229	132	0.27	0.22
Savings and other	127,128	111,810	109	96	0.17	0.17
Certificates of deposit	140,173	81,575	407	339	0.58	0.84
Total interest-bearing deposits	558,157	395,200	897	700	0.32	0.36
Repurchase agreements	3,606	2,941	3	2	0.17	0.16
Capital lease	423	425	35	18	16.57	8.25
FHLBB advances	28,342	31,293	562	595	3.95	3.79
Total interest-bearing liabilities	590,528	429,859	1,497	1,315	0.51	0.62
Demand deposits	162,359	84,162
Other liabilities	8,227	3,785
Shareholders’ equity	103,552	74,400
Total liabilities & shareholders’ equity	$864,666	$592,206
Net interest and dividend income			$16,323	$10,332
Spread on interest-bearing funds					3.92	3.59
Net interest margin (e)					4.06	3.73
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $604,000 and $652,000, respectively for 2015 and 2014 on tax-exempt securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2015 versus 2014
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$5,136	$1,316	$6,452
Securities	(220)	(87)	(307)
FHLBB stock	(13)	4	(9)
Short term funds	32	5	37
Total	4,935	1,238	6,173
Interest-bearing liabilities
Deposits	336	(139)	197
Repurchase agreements	1	—	1
Capital lease	—	17	17
FHLBB advances	(56)	23	(33)
Total	281	(99)	182
Net change in net interest and dividend income	$4,654	$1,337	$5,991

Interest Income

Tax equivalent interest income increased $6.2 million, or 53%, to $17.8 million for the six month period 2015 versus six month period 2014.

Tax equivalent loan income increased $6.5 million, or 68%, primarily due to a $230.7 million, or 51%, increase in average loans and a 46 basis points increase in the average loan yield.

Tax equivalent securities income decreased $307,000, or 15%, primarily due to a $9.8 million, or 11%, decrease in average volume and a 20 basis points decrease in the average yield. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed-securities.

Interest Expense

Interest expense increased $182,000, or 14%, to $1.5 million for six month period 2015 versus six month period 2014.

Interest on deposit accounts and retail repurchase agreements increased $198,000, or 28%, as a result of higher average deposit balances, up by $163.6 million as a result of the merger with Riverside Bank. This increase is partially offset by an average deposit rate decrease of 4 basis points.

Interest expense on FHLBB borrowings decreased $33,000 as a result of lower average borrowings, down $3.0 million due to scheduled maturities that were not replaced with new advances, and offset in part by a lower average borrowing rate, down 16 basis points.

Provision and Allowance for Loan Losses

The (benefit) provision for loan losses was ($4,000) for the six month period ended June 30, 2015 and $651,000 for the six month period ended June 30, 2014. Net loan charge-offs were $295,000 and $233,000 for the respective periods.

Reserve coverage at June 30, 2015, as measured by the ratio of allowance for loan losses to gross loans, at 0.74%, compares with 1.11% a year ago at June 30, 2014. During the first six months of 2015, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $4.8 million to $14.7 million. Such amount represents 2.16% of gross loans receivable, an increase from 1.46% at December 31, 2014. At June 30, 2015, accruing loans past due 30-89 days decreased $1.3 million to $2.8 million or 0.50% of gross loans receivable from 0.41% at December 31, 2014. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Gains on sales of available-for-sale securities, net	$186	$—	$186	100.00%
Trust and wealth advisory fees	1,712	1,718	(6)	-3.50%
Service charges and fees	1,509	1,168	341	29.20%
Gains on sales of mortgage loans, net	181	43	138	320.93%
Mortgage servicing, net	(20)	39	(59)	-151.28%
Other	228	152	76	50.00%
Total non-interest income	$3,796	$3,120	$676	21.67%

Non-interest income for the six month period ended June 30, 2015 increased $676,000 versus the same period in 2014. Trust and wealth advisory revenues decreased $6,000. Service charges and fees increased $341,000 resulting from increased transactional volume due to the Riverside Bank merger. Income from sales and servicing of mortgage loans increased $79,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $5.1 million for the six month period ended June 30, 2015 and $2.1 million for the six month period ended June 30, 2014. The six month periods ended June 30, 2015 and 2014 included mortgage servicing amortization of $197,000 and $165,000 respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Salaries	$4,989	$3,795	$1,194	31.46%
Employee benefits	1,965	1,480	485	32.77%
Premises and equipment	1,821	1,374	447	32.53%
Data processing	872	788	84	10.66%
Professional fees	1,243	706	537	76.06%
Collections and OREO	472	221	251	113.57%
FDIC insurance	331	221	110	49.77%
Marketing and community support	290	240	50	20.83%
Amortization of intangible assets	333	118	215	182.20%
Merger and acquisition related expenses	—	391	(391)	-100.00%
Other	1,059	844	215	25.47%
Non-interest expense	$13,375	$10,178	$3,197	31.41%

Non-interest expense for the six month period ended June 30, 2015 increased $3.2 million versus the same period in 2014. Salaries and benefits increased $1.7 million primarily due to increase in staff due to the merger with Riverside bank. Premises and equipment increased $447,000 due primarily to the increase in the number of facilities. Data processing increased $84,000 due primarily to increased volume. Professional fees increased $537,000 due primarily to higher exam and fees associated with the Riverside Bank merger, due diligence on core data processing providers, IT support and the reclassification of trust tax filings from data processing to consulting. These increases were partially offset by lower legal fees in 2015. Collections and OREO expense increased $251,000 due primarily to write-down of OREO. Salisbury had two foreclosed properties at June 30, 2015. FDIC insurance increased $110,000 due to the increase in assets. Marketing and community support increased $50,000 due primarily to an increase in contributions and general marketing campaigns. Amortization of intangible assets increased $215,000 due to the Sharon branch acquisition from Union Savings Bank and the acquisition of Riverside Bank. Other expenses increased $215,000 due to higher administrative and operational expenses.

Income taxes

The effective income tax rates for the six month periods ended June 30, 2015 and June 30, 2014 were 29.9% and 23.0%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance.

CAPITAL RESOURCES

Shareholders’ equity was $104.1 million at June 30, 2015, up $2.3 million from December 31, 2014. Book value and tangible book value per common share were $32.26 and $26.69, respectively, compared with $31.54 and $25.84, respectively, at December 31, 2014. Contributing to the increase in shareholders’ equity for year-to-date 2015 was net income of $4.3 million and issued stock of $0.2 million, partially offset by other comprehensive loss of $0.7 million, and common and preferred stock dividends of $1.6 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $1.4 million as of June 30, 2015.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. The dividend rate for the quarterly period ended June 30, 2015 was 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, the Bank is considered to be “well capitalized” for capital adequacy purposes. As a result, the Bank pays lower federal deposit insurance premiums than banks that are not “well capitalized.” Salisbury’s and the Bank's regulatory capital ratios are as follows:

	June 30, 2015		December 31, 2014
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	14.22%	12.91%	14.27%	12.75%
Tier 1 Capital (to risk-weighted assets)	13.43	12.12	13.38	11.86
Common Equity Tier 1 Capital (to risk-weighted assets)	11.01	12.12	n/a	n/a
Tier 1 Capital (to average assets)	10.42	9.40	12.31	10.95

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

Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules, effective January 1, 2015 include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Dividends

During the six month period ended June 30, 2015, Salisbury paid $80,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $1,525,000 in common stock dividends.

On July 31, 2015, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 28, 2015 to shareholders of record on August 14, 2015. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s June 30, 2015 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2015, the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate instantaneous shock upward shift of 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 92 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with immediately rising interest rates – immediate instantaneous shock upward shift of 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2015, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2015:

As of June 30, 2015	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(4.28)%	1.81%
Immediately falling interest rates (static growth assumptions)	(1.19)	(3.20)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(2.06)	2.85

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2015 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(32)	$(63)
U.S. Government agency notes	(41)	(94)
Municipal bonds	(2,001)	(3,825)
Mortgage backed securities	(2,455)	(3,302)
Collateralized mortgage obligations	(157)	(331)
SBA pools	(9)	(17)
Other	(18)	(33)
Total available-for-sale debt securities	$(4,713)	$(7,665)
53

Item 4.	CONTROLS AND PRODECURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2015.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

On July 24, 2015 Christophersen filed his appellate brief. The Bank’s appellate brief is due August 24, 2015, thereafter the court may schedule the matter for oral argument.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or to which any of its property is subject.

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

SALISBURY BANCORP, INC.

August 14, 2015	by:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 14, 2015	by:	/s/ Donald E. White
Donald E. White
Executive Vice President and Chief Financial Officer