Form 10-Q
period 2015-09-30
SALISBURY BANCORP INC
filed 2015-11-13
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 13, 2015 is 2,733,576.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$11,436	$13,280
Interest bearing demand deposits with other banks	70,259	22,825
Total cash and cash equivalents	81,695	36,105
Securities
Available-for-sale at fair value	80,371	91,312
Federal Home Loan Bank of Boston stock at cost	3,515	3,515
Loans held-for-sale	573	568
Loans receivable, net (allowance for loan losses: $5,659 and $5,358)	687,719	673,330
Other real estate owned	167	1,002
Bank premises and equipment, net	14,588	14,431
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $2,752 and $2,258)	2,496	2,990
Accrued interest receivable	2,296	2,334
Cash surrender value of life insurance policies	13,591	13,314
Deferred taxes	2,788	2,428
Other assets	1,882	1,546
Total Assets	$904,233	$855,427
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$194,618	$161,386
Demand (interest-bearing)	129,779	117,169
Money market	184,409	174,274
Savings and other	123,017	121,387
Certificates of deposit	129,656	141,210
Total deposits	761,479	715,426
Repurchase agreements	4,210	4,163
Federal Home Loan Bank of Boston advances	26,928	28,813
Note payable	380	—
Capital lease liability	422	424
Accrued interest and other liabilities	5,364	4,780
Total Liabilities	798,783	753,606
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B);
Liquidation preference: $1,000 per share	16,000	16,000
Common stock - $.10 per share par value
Authorized: 5,000,000;
Issued: 2,733,576 and 2,720,766	273	272
Paid-in capital	41,362	41,077
Retained earnings	46,558	42,677
Unearned compensation - restricted stock awards	(186)	(313)
Accumulated other comprehensive income	1,443	2,108
Total Shareholders' Equity	105,450	101,821
Total Liabilities and Shareholders' Equity	$904,233	$855,427

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Periods ended September 30,	Three months ended		Nine months ended
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest and dividend income
Interest and fees on loans	$7,955	$4,656	$23,727	$13,983
Interest on debt securities
Taxable	286	330	910	1,075
Tax exempt	351	416	1,098	1,294
Other interest and dividends	58	42	132	87
Total interest and dividend income	8,650	5,444	25,867	16,439
Interest expense
Deposits	463	379	1,359	1,079
Repurchase agreements	2	3	5	5
Capital lease	18	12	53	29
Note payable	1	—	1	—
Federal Home Loan Bank of Boston advances	269	296	832	892
Total interest expense	753	690	2,250	2,005
Net interest and dividend income	7,897	4,754	23,617	14,434
Provision for loan losses	655	318	651	969
Net interest and dividend income after provision for loan losses	7,242	4,436	22,966	13,465
Non-interest income
Trust and wealth advisory	798	791	2,510	2,509
Service charges and fees	798	639	2,307	1,807
Gains on sales and calls of available-for-sale securities, net	6	—	192	—
Gains on sales of mortgage loans, net	47	—	227	43
Mortgage servicing, net	5	41	(15)	80
Other	115	82	343	234
Total non-interest income	1,769	1,553	5,564	4,673
Non-interest expense
Salaries	2,531	1,980	7,520	5,776
Employee benefits	916	697	2,881	2,176
Premises and equipment	863	667	2,683	2,080
Data processing	404	420	1,276	1,166
Professional fees	398	315	1,642	1,025
Collections, OREO and loan related	125	85	594	319
FDIC insurance	163	119	494	340
Marketing and community support	174	115	465	355
Amortization of core deposit intangibles	161	75	494	194
Merger and acquisition related expenses	—	196	—	586
Other	467	439	1,528	1,269
Total non-interest expense	6,202	5,108	19,577	15,286
Income before income taxes	2,809	881	8,953	2,852
Income tax provision	824	113	2,663	567
Net income	$1,985	$768	$6,290	$2,285
Net income available to common shareholders	$1,945	$728	$6,170	$2,159

Basic earnings per common share	$0.71	$0.43	$2.26	$1.26
Diluted earnings per common share	0.71	0.43	2.25	1.26
Common dividends per share	0.28	0.28	0.84	0.84

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2015	2014	2015	2014
Net income	$1,985	$768	$6,290	$2,285
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	116	342	(816)	2,771
Reclassification of net realized gains in net income (1)	(6)	—	(192)	—
Unrealized gains (losses) on securities available-for-sale	110	342	(1,008)	2,771
Income tax (expense) benefit	(37)	(116)	343	(942)
Other comprehensive income (loss), net of tax	73	226	(665)	1,829
Comprehensive income	$2,058	$994	$5,625	$4,114

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

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands) (unaudited)	Common Stock		Preferred stock	Paid-in capital	Retained earnings	Unearned compensation – restricted stock awards	Accumulated other comp- rehensive income	Total share- holders' equity
	Shares	Amount
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income for period	—	—	—	—	2,285	—	—	2,285
Other comprehensive income, net of tax	—	—	—	—	—	—	1,829	1,829
Common stock dividends declared	—	—	—	—	(1,439)	—	—	(1,439)
Preferred stock dividends declared	—	—	—	—	(126)	—	—	(126)
Issuance of restricted common stock	3,000	—	—	81	—	(81)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation-restricted stock awards	—	—	—	—	—	112	—	112
Issuance of common stock for directors	2,160	—	—	65	—	—	—	65
Balances at September 30, 2014	1,713,281	$171	$16,000	$13,764	$42,960	$(254)	$2,875	$75,516
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income for period	—	—	—	—	6,290	—	—	6,290
Other comprehensive loss, net of tax	—	—	—	—	—	—	(665)	(665)
Common stock dividends declared	—	—	—	—	(2,289)	—	—	(2,289)
Preferred stock dividends declared	—	—	—	—	(120)	—	—	(120)
Stock options exercised	9,450	1	—	182	—	—	—	183
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Forfeiture of restricted common stock	(300)	—	—	(7)	—	7	—	—
Issuance of common stock for directors	2,660	—	—	81	—	—	—	81
Stock based compensation-restricted stock awards	—	—	—	—	—	120	—	120
Balances at September 30, 2015	2,733,576	$273	$16,000	$41,362	$46,558	$(186)	$1,443	$105,450

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2015	2014
Operating Activities
Net income	$6,290	$2,285
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	178	163
Bank premises and equipment	917	737
Core deposit intangible	494	193
Mortgage servicing rights	282	220
(Increase) decrease fair value adjustment on loans	(2,031)	24
(Increase) decrease fair value adjustment on deposits	(355)	53
(Gains) and losses, including write-downs
Gain on calls of securities available-for-sale, net	(40)	(39)
Gain on sales of securities available-for-sale, net	(152)	—
Gain on sales of loans, excluding capitalized servicing rights	(102)	—
Write-downs of other real estate owned	238	4
Loss on sale/disposals of premises and equipment	45	5
Provision for loan losses	651	969
Proceeds from loans sold	4,897	3,536
Loans originated for sale	(4,800)	(3,324)
Decrease (increase) in deferred loan origination fees and costs, net	25	(21)
Mortgage servicing rights originated	(125)	(6)
Increase (decrease) in mortgage servicing rights impairment reserve	3	(14)
Decrease (increase) in interest receivable	38	(74)
Deferred tax benefit	(17)	(39)
Increase in prepaid expenses	(409)	(81)
Increase in cash surrender value of life insurance policies	(277)	(173)
Increase in income tax receivable	—	(329)
Increase in income tax payable	271	—
Increase in other assets	(87)	(76)
Decrease in accrued expenses	(11)	(144)
Decrease in interest payable	(45)	(5)
Increase in other liabilities	369	82
Stock based compensation-restricted stock awards	120	112
Net cash provided by operating activities	6,367	4,058
Investing Activities
Maturity of interest-bearing time deposits with other banks	—	738
Redemption of Federal Home Loan Bank of Boston stock	—	1,825
Purchases of securities available-for-sale	(9,322)	—
Proceeds from sales of securities available-for-sale	3,861	—
Proceeds from calls of securities available-for-sale	7,995	4,115
Proceeds from maturities of securities available-for-sale	7,413	7,539
Loan originations and principal collections, net	(13,748)	(24,694)
Recoveries of loans previously charged off	613	50
Proceeds from sales of other real estate owned	698	40
Premiums paid on bank-owned life insurance	—	(1,100)
Cash and cash equivalents acquired from Sharon, CT branch office of another institution	—	17,462
Capital expenditures	(739)	(1,872)
Net cash (utilized) provided by investing activities	(3,229)	4,103

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Financing Activities
Increase in deposit transaction accounts, net	57,607	24,527
(Decrease) increase in time deposits, net	(11,199)	2,174
Increase in securities sold under agreements to repurchase, net	47	3,946
Principal payments on Federal Home Loan Bank of Boston advances	(786)	(1,193)
Modification payment on Federal Home Loan Bank of Boston advances	(1,099)
Decrease in capital lease obligation	(2)	(1)
Stock options exercised	183	—
Issuance of shares for director fees	81	65
Issuance of shares for executives	29	—
Common stock dividends paid	(2,289)	(1,439)
Series B preferred stock dividends paid	(120)	(126)
Net cash provided by financing activities	42,452	27,953
Net increase in cash and cash equivalents	45,590	36,114
Cash and cash equivalents, beginning of period	36,105	12,711
Cash and cash equivalents, end of period	$81,695	$48,825
Cash paid during period
Interest	$2,650	$2,010
Income taxes	2,409	935
Non-cash investing and financing activities
Transfer from loans to other real estate owned	101	—
Note payable to finance building purchase	380	—
Sharon branch acquisition
Cash and cash equivalents acquired	—	17,462
Net loans acquired	—	63
Fixed assets acquired	—	158
Core deposit intangible	—	489
Deposits assumed	—	18,171
Accrued interest payable assumed	—	1

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

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

Impact of New Accounting Pronouncements Issued

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e. interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016). Salisbury is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Salisbury anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. Salisbury anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Salisbury anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07:  “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).”  The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  Salisbury anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16: “Simplifying the Accounting for Measurement-Period Adjustments.” Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. Salisbury anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
September 30, 2015
Available-for-sale
U.S. Treasury notes	$7,498	$67	$—	$7,565
U.S. Government agency notes	498	2	—	500
Municipal bonds	32,691	690	(64)	33,317
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	26,449	575	(18)	27,006
Collateralized mortgage obligations
U.S. Government agencies	2,136	21	—	2,157
Non-agency	4,834	505	(7)	5,332
SBA bonds	3,297	53	—	3,350
CRA mutual funds	762	7	—	769
Preferred stock	20	355	—	375
Total securities available-for-sale	$78,185	$2,275	$(89)	$80,371
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2014
Available-for-sale
U.S. Treasury notes	$2,699	$107	$—	$2,806
U.S. Government agency notes	5,850	24	—	5,874
Municipal bonds	38,962	1,455	(65)	40,352
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	27,036	688	(15)	27,709
Collateralized mortgage obligations
U.S. Government agencies	2,657	22	—	2,679
Non-agency	6,056	552	(12)	6,596
SBA bonds	4,336	129	—	4,465
CRA mutual funds	502	2	—	504
Preferred stock	20	307	—	327
Total securities available-for-sale	$88,118	$3,286	$(92)	$91,312
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury sold $3.7 million in securities available-for-sale during the nine month period ended September 30, 2015, and did not sell any securities available-for-sale during the nine month period ended September 30, 2014. Realized gains on sales of securities sold in 2015 are $153,000.

The following table summarizes, for all securities in an unrealized loss position, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2015
Available-for-sale
Municipal bonds	$1,267	$(64)	$—	$—	$1,267	$(64)
Mortgage-backed securities	1,828	(18)	—	—	1,828	(18)
Collateralized mortgage obligations:
Non-agency	244	(7)	—	—	244	(7)
Total temporarily impaired securities	3,339	(89)	—	—	3,339	(89)

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2014
Available-for-sale
Municipal bonds	$177	$1	$1,589	$64	$1,766	$65
Mortgage-backed securities	56	1	1,885	14	1,941	15
Collateralized mortgage obligations:
Non-agency	441	7	164	5	605	12
Total temporarily impaired securities	674	9	3,638	83	4,312	92

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2015.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be at maturity, and Salisbury does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at September 30, 2015.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of unrated issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be at maturity, and Salisbury does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at September 30, 2015.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2015, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2015. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2015	2014
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2015. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	September 30, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$260,912	$8,026	$268,938	$252,258	$9,223	$261,481
Residential 5+ multifamily	6,192	6,228	12,420	5,556	8,735	14,291
Construction of residential 1-4 family	6,193	—	6,193	2,004	—	2,004
Home equity credit	33,880	—	33,880	34,627	—	34,627
Residential real estate	307,177	14,254	321,431	294,445	17,958	312,403
Commercial	110,955	91,467	202,422	98,498	97,899	196,397
Construction of commercial	12,987	4,862	17,849	18,602	9,045	27,647
Commercial real estate	123,942	96,329	220,271	117,100	106,944	224,044
Farm land	3,485	—	3,485	3,239	—	3,239
Vacant land	9,446	—	9,446	9,342	—	9,342
Real estate secured	444,050	110,583	554,633	424,126	124,902	549,028
Commercial and industrial	70,858	53,928	124,786	49,204	68,714	117,918
Municipal	6,947	—	6,947	6,083	—	6,083
Consumer	5,760	74	5,834	4,334	122	4,456
Loans receivable, gross	527,615	164,585	692,200	483,747	193,738	677,485
Deferred loan origination fees and costs, net	1,178	—	1,178	1,203	—	1,203
Allowance for loan losses	(5,386)	(273)	(5,659)	(5,337)	(21)	(5,358)
Loans receivable, net	$523,407	$164,312	$687,719	$479,613	$193,717	$673,330
Loans held-for-sale
Residential 1-4 family	$573	$—	$573	$568	$—	$568

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2015
Residential 1-4 family	$246,872	$7,053	$6,895	$92	$—	$260,912
Residential 5+ multifamily	4,180	1,048	964	—	—	6,192
Construction of residential 1-4 family	6,193	—	—	—	—	6,193
Home equity credit	32,331	469	1,080	—	—	33,880
Residential real estate	289,576	8,570	8,939	92	—	307,177
Commercial	99,165	4,984	6,806	—	—	110,955
Construction of commercial	12,416	—	571	—	—	12,987
Commercial real estate	111,581	4,984	7,377	—	—	123,942
Farm land	2,449	—	1,036	—	—	3,485
Vacant land	6,446	71	2,929	—	—	9,446
Real estate secured	410,052	13,625	20,281	92	—	444,050
Commercial and industrial	69,007	1,230	621	—	—	70,858
Municipal	6,947	—	—	—	—	6,947
Consumer	5,742	11	7	—	—	5,760
Loans receivable, gross	$491,748	$14,866	$20,909	$92	$—	$527,615

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2015
Residential 1-4 family	$7,168	$91	$767	$—	$—	$8,026
Residential 5+ multifamily	6,228	—	—	—	—	6,228
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	13,396	91	767	—	—	14,254
Commercial	83,657	3,052	4,758	—	—	91,467
Construction of commercial	4,590	—	272	—	—	4,862
Commercial real estate	88,247	3,052	5,030	—	—	96,329
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	101,643	3,143	5,797	—	—	110,583
Commercial and industrial	52,051	1,192	603	82	—	53,928
Municipal	—	—	—	—	—	—
Consumer	50	7	—	17	—	74
Loans receivable, gross	$153,744	$4,342	$6,400	$99	$—	$164,585

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$232,628	$12,350	$7,187	$93	$—	$252,258
Residential 5+ multifamily	3,420	1,072	1,064	—	—	5,556
Construction of residential 1-4 family	2,004	—	—	—	—	2,004
Home equity credit	32,639	807	1,181	—	—	34,627
Residential real estate	270,691	14,229	9,432	93	—	294,445
Commercial	79,975	10,728	7,795	—	—	98,498
Construction of commercial	18,024	—	578	—	—	18,602
Commercial real estate	97,999	10,728	8,373	—	—	117,100
Farm land	772	1,361	1,106	—	—	3,239
Vacant land	6,039	140	3,163	—	—	9,342
Real estate secured	375,501	26,458	22,074	93	—	424,126
Commercial and industrial	44,903	3,527	774	—	—	49,204
Municipal	6,083	—	—	—	—	6,083
Consumer	4,271	53	10	—	—	4,334
Loans receivable, gross	$430,758	$30,038	$22,858	$93	$—	$483,747

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$9,223
Residential 5+ multifamily	8,735	—	—	—	—	8,735
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	17,958
Commercial	89,820	3,830	3,723	526	—	97,899
Construction of commercial	9,045	—	—	—	—	9,045
Commercial real estate	98,865	3,830	3,723	526	—	106,944
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	116,261	3,830	4,285	526	—	124,902
Commercial and industrial	66,098	1,675	941	—	—	68,714
Municipal	—	—	—	—	—	—
Consumer	96	7	19	—	—	122
Loans receivable, gross	$182,455	$5,512	$5,245	$526	$—	$193,738

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
September 30, 2015
Residential 1-4 family	$252,773	$3,454	$332	$426	$93	$3,834	$4,685	$—	$5,770
Residential 5+ multifamily	6,032	71	—	—	—	89	89	—	89
Construction of residential 1-4 family	6,193	—	—	—	—	—	—	—	—
Home equity credit	32,733	424	291	—	422	10	723	—	494
Residential real estate	297,731	3,949	623	426	515	3,933	5,497	—	6,353
Commercial	106,638	1,708	1,569	240	119	681	2,609	—	2,423
Construction of commercial	12,539	—	—	448	—	—	448	—	—
Commercial real estate	119,177	1,708	1,569	688	119	681	3,057	—	2,423
Farm land	2,762	—	—	—	—	723	723	—	1,036
Vacant land	5,504	1,119	—	—	—	2,823	2,823	—	2,857
Real estate secured	425,174	6,776	2,192	1,114	634	8,160	12,100	—	12,669
Commercial and industrial	69,459	840	139	397	5	18	559	5	419
Municipal	6,947	—	—	—	—	—	—	—	—
Consumer	5,653	92	14	1	—	—	15	—	—
Loans receivable, gross	$507,233	$7,708	$2,345	$1,512	$639	$8,178	$12,674	$5	$13,088

Acquired Loans

September 30, 2015
Residential 1-4 family	$6,977	$190	$—	$—	$269	$590	$859	$91	$767
Residential 5+ multifamily	6,228	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	13,205	190	—	—	269	590	859	91	767
Commercial	86,852	1,982	—	461	102	2,070	2,633	—	2,172
Construction of commercial	4,590	—	—	—	—	272	272	—	272
Commercial real estate	91,442	1,982	—	461	102	2,342	2,905	—	2,444
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	104,647	2,172	—	461	371	2,932	3,764	91	3,211
Commercial and industrial	53,116	561	191	20	40	—	251	—	40
Municipal	—	—	—	—	—	—	—	—	—
Consumer	70	—	4	—	—	—	4	—	—
Loans receivable, gross	$157,833	$2,733	$195	$481	$411	$2,932	$4,019	$91	$3,251

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
December 31, 2014
Residential 1-4 family	$241,567	$7,299	$1,250	$555	$976	$611	$3,392	$—	$2,445
Residential 5+ multifamily	5,467	—	—	—	89	—	89	—	89
Construction of residential 1-4 family	2,004	—	—	—	—	—	—	—	—
Home equity credit	33,488	387	122	528	39	63	752	—	348
Residential real estate	282,526	7,686	1,372	1,083	1,104	674	4,233	—	2,882
Commercial	94,598	2,079	602	—	—	1,219	1,821	—	1,219
Construction of commercial	18,602	—	—	—	—	—	—	—	—
Commercial real estate	113,200	2,079	602	—	—	1,219	1,821	—	1,219
Farm land	2,119	—	13	723	—	384	1,120	—	384
Vacant land	6,422	51	7	—	39	2,823	2,869	—	2,862
Real estate secured	404,267	9,816	1,994	1,806	1,143	5,100	10,043	—	7,347
Commercial and industrial	48,478	582	91	17	36	—	144	17	33
Municipal	6,083	—	—	—	—	—	—	—	—
Consumer	4,274	47	8	5	—	—	13	—	—
Loans receivable, gross	$463,102	$10,445	$2,093	$1,828	$1,179	$5,100	$10,200	$17	$7,380

Acquired Loans

December 31, 2014
Residential 1-4 family	$8,661	$—	$—	$—	$—	$562	$562	$—	$562
Residential 5+ multifamily	8,735	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	—	—	—	562	562	—	562
Commercial	95,695	1,109	167	—	285	643	1,095	—	1,931
Construction of commercial	9,045	—	—	—	—	—	—	—	—
Commercial real estate	104,740	1,109	167	—	285	643	1,095	—	1,931
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	122,136	1,109	167	—	285	1,205	1,657	—	2,493
Commercial and industrial	67,665	740	89	220	—	—	309	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	117	5	—	—	—	—	—	—	—
Loans receivable, gross	$189,918	$1,854	$256	$220	$285	$1,205	$1,966	$—	$2,493

Interest on impaired loans that would have been recorded as additional interest income for the nine months ended September 30, 2015 and 2014 had the loans been current in accordance with their original terms totaled $609,000 and $410,000, respectively, disregarding the impact of purchased accounting on these loans.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans	Nine months ended
	September 30, 2015			September 30, 2014
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	2	$923	$923	2	$237	$237
Commercial real estate	2	478	478	3	846	846
Construction of commercial	—	—	—	1	131	131
Home equity credit	1	35	35	2	72	72
Troubled debt restructurings	5	$1,436	$1,436	8	$1,286	$1,286
Rate reduction and term extension	2	$478	$478	—	—	—
Interest only and term extension	—	—	—	1	48	48
Term extension and amortization	—	—	—	2	338	338
Interest only	—	—	—	2	54	54
Debt consolidation, rate reduction, term extension	—	—	—	1	399	399
Debt consolidation and term extension	—	—	—	2	447	447
Note bifurcation	1	48	48	—	—	—
Term extension	2	910	910	—	—	—
Troubled debt restructurings	5	$1,436	$1,436	8	$1,286	$1,286

Five loans were modified in troubled debt restructurings during 2015, one of which was past due at September 30, 2015.

There was one acquired loan modified in a troubled debt restructuring during the nine months ended September 30, 2015.

As of September 30, 2015, the Bank had $4.3 million in loans collateralized by residential real estate property in the process of foreclosure.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended September 30, 2015					Three months ended September 30, 2015
	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance
Residential	$2,147	$632	$(92)	$111	$2,798	$15	$55	$—	$—	$70
Commercial	1,339	(102)	(10)	—	1,227	77	81	—	5	163
Land	182	168	(72)	—	278	—	—	—	—	—
Real estate	3,668	698	(174)	111	4,303	92	136	—	5	233
Commercial and industrial	691	(197)	—	4	498	52	(22)	—	10	40
Municipal	64	(16)	—	—	48	—	—	—	—	—
Consumer	123	1	(17)	6	113	—	—	—	—	—
Unallocated	369	55	—	—	424	—	—	—	—	—
Totals	$4,915	$541	$(191)	$121	$5,386	$144	$114	$—	$15	$273
	Business Activities Loans					Acquired Loans
(in thousands)	Nine months ended September 30, 2015					Nine months ended September 30, 2015
	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance
Residential	$2,306	$952	$(573)	$113	$2,798	$—	$70	$—	$—	$70
Commercial	1,697	(256)	(214)	—	1,227	7	151	—	5	163
Land	164	186	(72)	—	278	—	—	—	—	—
Real estate	4,167	882	(859)	113	4,303	7	221	—	5	233
Commercial and industrial	583	(484)	(56)	455	498	14	—	—	26	40
Municipal	61	(13)	—	—	48	—	—	—	—	—
Consumer	117	30	(47)	13	113	—	—	—	—	—
Unallocated	409	15	—	—	424	—	—	—	—	—
Totals	$5,337	$430	$(962)	$581	$5,386	$21	$221	$—	$31	$273
(in thousands)	Three months ended September 30, 2014					Nine months ended September 30, 2014
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$1,974	$357	$(46)	$16	$2,301	$1,938	$494	$(149)	$18	$2,301
Commercial	1,622	89	—	—	1,711	1,385	378	(52)	—	1,711
Land	184	(17)	(6)	—	161	226	33	(98)	—	161
Real estate	3,780	429	(52)	16	4,173	3,549	905	(299)	18	4,173
Commercial and industrial	584	(68)	—	1	517	561	(57)	(1)	14	517
Municipal	44	18	—	—	62	43	19	—	—	62
Consumer	49	11	(3)	2	59	105	(46)	(18)	18	59
Unallocated	645	(72)	—	—	573	425	148	—	—	573
Totals	$5,102	$318	$(55)	$19	$5,384	$4,683	$969	$(318)	$50	$5,384

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2015
Residential 1-4 family	$252,454	$1,603	$8,458	$724	$260,912	$2,327
Residential 5+ multifamily	4,315	37	1,877	—	6,192	37
Construction of residential 1-4 family	6,193	52	—	—	6,193	52
Home equity credit	33,230	345	650	37	33,880	382
Residential real estate	296,192	2,037	10,985	761	307,177	2,798
Commercial	106,573	937	4,382	170	110,955	1,107
Construction of commercial	12,864	120	123	—	12,987	120
Commercial real estate	119,437	1,057	4,505	170	123,942	1,227
Farm land	2,449	19	1,036	1	3,485	20
Vacant land	6,364	234	3,082	24	9,446	258
Real estate secured	424,442	3,347	19,608	956	444,050	4,303
Commercial and industrial	70,372	494	486	4	70,858	498
Municipal	6,947	48	—	—	6,947	48
Consumer	5,760	113	—	—	5,760	113
Unallocated allowance	—	424	—	—	—	424
Totals	$507,521	$4,426	$20,094	$960	$527,615	$5,386

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2015
Residential 1-4 family	$7,259	$—	$767	$70	$—	$—	$8,026	$70
Residential 5+ multifamily	6,228	—	—	—	—	—	6,228	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—
Residential real estate	13,487	—	767	70	—	—	14,254	70
Commercial	83,257	13	2,920	145	5,290	2	91,467	160
Construction of commercial	4,590	3	272	—	—	—	4,862	3
Commercial real estate	87,847	16	3,192	145	5,290	2	96,329	163
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	101,334	16	3,959	215	5,290	2	110,583	233
Commercial and industrial	52,587	40	40	—	1,301	—	53,928	40
Municipal	—	—	—	—	—	—	—	—
Consumer	57	—	—	—	17	—	74	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$153,978	$56	$3,999	$215	$6,608	$2	$164,585	$273
20

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$245,997	$1,316	$6,261	$549	$252,258	$1,865
Residential 5+ multifamily	4,536	66	1,020	3	5,556	69
Construction of residential 1-4 family	2,004	13	—	—	2,004	13
Home equity credit	34,231	350	396	9	34,627	359
Residential real estate	286,768	1,745	7,677	561	294,445	2,306
Commercial	93,784	1,018	4,714	486	98,498	1,504
Construction of commercial	18,474	193	128	—	18,602	193
Commercial real estate	112,258	1,211	4,842	486	117,100	1,697
Farm land	2,855	59	384	—	3,239	59
Vacant land	6,245	67	3,097	38	9,342	105
Real estate secured	408,126	3,082	16,000	1,085	424,126	4,167
Commercial and industrial	48,635	532	569	51	49,204	583
Municipal	6,083	61	—	—	6,083	61
Consumer	4,334	117	—	—	4,334	117
Unallocated allowance	—	409	—	—	—	409
Totals	$467,178	$4,201	$16,569	$1,136	$483,747	$5,337

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$—	$9,223	$—
Residential 5+ multifamily	8,735	—	—	—	—	—	8,735	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	—	17,958	—
Commercial	89,820	—	2,502	—	5,577	—	97,899	—
Construction of commercial	9,045	7	—	—	—	—	9,045	7
Commercial real estate	98,865	7	2,502	—	5,577	—	106,944	7
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	116,261	7	3,064	—	5,577	—	124,902	7
Commercial and industrial	66,874	14	—	—	1,840	—	68,714	14
Municipal	—	—	—	—	—	—	—	—
Consumer	103	—	—	—	19	—	122	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$183,238	$21	$3,064	$—	$7,436	$—	$193,738	$21
21

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

September 30, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$503,052	$3,935	$—	$—	$503,052	$3,935
Potential problem loans	4,469	67	—	—	4,469	67
Impaired loans	—	—	20,094	960	20,094	960
Unallocated allowance	—	424	—	—	—	424
Totals	$507,521	$4,426	$20,094	$960	$527,615	$5,386

Acquired Loans

September 30, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$158,144	$56	$—	$—	$158,144	$56
Potential problem loans	2,442	2	—	—	2,442	2
Impaired loans	—	—	3,999	215	3,999	215
Unallocated allowance	—	—	—	—	—	—
Totals	$160,586	$58	$3,999	$215	$164,585	$273

Business Activities Loans

December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$457,744	$3,283	$—	$—	$457,744	$3,283
Potential problem loans	9,423	509	11	—	9,434	509
Impaired loans	—	—	16,569	1,136	16,569	1,136
Unallocated allowance	—	409	—	—	—	409
Totals	$467,167	$4,201	$16,580	$1,136	$483,747	$5,337

Acquired Loans

December 31, 2014 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$187,966	$21	$—	$—	$187,966	$21
Potential problem loans	2,708	—	—	—	2,708	—
Impaired loans	—	—	3,064	—	3,064	—
Unallocated allowance	—	—	—	—	—	—
Totals	$190,674	$21	$3,064	$—	$193,738	$21

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2015
Residential 1-4 family	$7,170	$7,703	$6,213	$724	$109	$3,165	$3,314	$3,043	$82
Home equity credit	543	557	176	37	6	107	122	611	2
Residential real estate	7,713	8,260	6,389	761	115	3,272	3,436	3,654	84
Commercial	3,864	4,309	2,629	170	113	518	548	2,130	12
Construction of commercial	—	—	—	—	—	123	129	127	6
Farm land	11	13	445	1	—	1,025	1,100	270	15
Vacant land	2,870	3,789	3,058	24	2	212	244	5	7
Real estate secured	14,458	16,371	12,521	956	230	5,150	5,457	6,186	124
Commercial and industrial	247	255	120	4	8	239	272	464	7
Consumer	—	—	—	—	—	—	—	—	—
Totals	$14,705	$16,626	$12,641	$960	$238	$5,389	$5,729	$6,650	$131

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2015
Residential 1-4 family	$590	$716	$176	$70	$—	$177	$177	$436	$4
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	590	716	176	70	—	177	177	436	4
Commercial	2,146	2,897	557	145	61	774	1,091	2,097	10
Construction of commercial	—	—	—	—	—	272	278	138	16
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	2,736	3,613	733	215	61	1,223	1,546	2,671	30
Commercial and industrial	40	70	4	—	1	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$2,776	$3,683	$737	$215	$62	$1,223	$1,546	$2,671	$30

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2014
Residential 1-4 family	$5,008	$5,157	$4,547	$552	$128	$2,273	$2,395	$2,703	$57
Home equity credit	9	24	91	9	—	387	405	441	4
Residential real estate	5,017	5,181	4,638	561	128	2,660	2,800	3,144	61
Commercial	3,383	3,563	3,262	486	108	1,331	1,520	1,468	54
Construction of commercial	—	—	—	—	—	128	134	123	—
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,097	3,996	3,090	38	12	—	—	—	—
Real estate secured	11,497	12,740	10,990	1,085	248	4,503	4,838	5,119	115
Commercial and industrial	102	161	106	51	2	467	469	516	30
Consumer	—	—	—	—	—	—	—	19	—
Totals	$11,599	$12,901	$11,096	$1,136	$250	$4,970	$5,307	$5,654	$145

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2014
Residential 1-4 family	$—	$—	$—	$—	$—	$562	$716	$562	$3
Home equity credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	562	716	562	3
Commercial	—	—	—	—	—	2,502	4,014	2,502	12
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	—	—	—	—	—	3,064	4,730	3,064	15
Commercial and industrial	—	—	—	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$3,064	$4,734	$3,064	$15

Acquired Loans

Loans that Salisbury acquired through business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” Salisbury recognizes the accretable yield, which is defined as the excess of all cash flows expected to be collected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, Salisbury continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows Salisbury expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

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

The carrying amount of the acquired loans at September 30, 2015 totaled $165 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $9.8 million (and a note balance of $12.2 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under ASC-310-30:

	Three months		Nine months
Periods ended September 30, (in thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,604	$—	$1,242	$—
Acquisitions	—	—	—	—
Sales	—	—	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	379	—	1,157	—
Change in cash flows that do not affect nonaccretable difference	—	—	—	—
Accretion	(297)	—	(713)	—
Balance at end of period	$1,686	$—	$1,686	$—

For loans that do not meet the ASC 310-30 criteria, Salisbury accretes interest income on a level yield basis using the contractually required cash flows. Salisbury subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies” by collectively evaluating these loans for an allowance for loan losses.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Salisbury can reasonably estimate the timing and amount of the expected cash flows on such loans and if Salisbury expects to fully collect the new carrying value of the loans. As such, Salisbury may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.

NOTE 4 - MORTGAGE SERVICING RIGHTS

(in thousands)	September 30, 2015	December 31, 2014
Residential mortgage loans serviced for others	$132,201	$138,106
Fair value of mortgage servicing rights	1,429	1,568

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2015	2014	2015	2014
Mortgage Servicing Rights
Balance, beginning of period	$599	$838	$694	$980
Originated	22	(17)	124	5
Amortization (1)	(85)	(56)	(282)	(220)
Balance, end of period	536	765	536	765
Valuation Allowance
Balance, beginning of period	(2)	(1)	1	(15)
Decrease (increase) in impairment reserve (1)	1	1	(2)	15
Balance, end of period	(1)	—	(1)	—
Loan servicing rights, net	$535	$765	$535	$765
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	September 30, 2015	December 31, 2014
Securities available-for-sale (at fair value)	$68,569	$69,055
Loans receivable	159,436	157,581
Total pledged assets	$228,005	$226,636

At September 30, 2015, securities were pledged as follows: $60.4 million to secure public deposits, $8.1 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

Salisbury defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that are included in computing earnings per share (EPS) using the two-class method.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Nine months
Periods ended September 30, (in thousands)	2015	2014	2015	2014
Net income	$1,985	$768	$6,290	$2,285
Less: Preferred stock dividends declared	(40)	(40)	(120)	(126)
Net income available to common shareholders	1,945	728	6,170	2,159
Less: Undistributed earnings allocated to participating securities	(17)	(8)	(54)	(26)
Net income allocated to common stock	$1,928	$720	$6,116	$2,133
Common shares issued	2,731	1,713	2,728	1,713
Less: Unvested restricted stock awards	(24)	(20)	(24)	(21)
Common shares outstanding used to calculate basic earnings per common share	2,707	1,693	2,704	1,692
Add: Dilutive effect of stock options	17	—	17	—
Common shares outstanding used to calculate diluted earnings per common share	2,724	1,693	2,721	1,692
Earnings per common share (basic)	$0.71	$0.43	$2.26	$1.26
Earnings per common share (diluted)	$0.71	$0.43	$2.25	$1.26

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

Quantitative measures established by regulation to ensure capital adequacy require Salisbury and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total, Common Equity Tier 1 and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2015, that Salisbury and the Bank meet all of the capital adequacy requirements to which they are subject.

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

The Bank was classified, as of its most recent notification, as "well capitalized." The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

					To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital (to risk-weighted assets)
Salisbury	$96,366	13.90%	$55,481	8.0%	n/a	—
Bank	87,507	12.62	55,481	8.0	$69,352	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	90,458	13.04	41,611	6.0	n/a	—
Bank	81,599	11.77	41,611	6.0	55,481	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	74,458	10.74	39,473	4.5	n/a	—
Bank	81,599	11.77	39,473	4.5	57,017	6.5
Tier 1 Capital (to average assets)
Salisbury	90,458	10.31	35,088	4.0	n/a	—
Bank	81,599	9.30	35,088	4.0	43,859	5.0
December 31, 2014
Total Capital (to risk-weighted assets)
Salisbury	$89,783	14.27%	$50,334	8.0%	n/a	—
Bank	80,492	12.75	50,492	8.0	$63,116	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	84,171	13.38	25,167	4.0	n/a	—
Bank	74,881	11.86	25,246	4.0	37,869	6.0
Tier 1 Capital (to average assets)
Salisbury	84,171	12.31	27,344	4.0	n/a	—
Bank	74,881	10.95	27,345	4.0	34,181	5.0

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended September 30, 2015 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

The components of net periodic cost for Salisbury’s insured noncontributory defined benefit retirement plan were as follows:

	Three months ended	Nine months ended
Periods ended September 30, (in thousands)	2014	2014
Interest cost on benefit obligation	$69	$207
Expected return on plan assets	(74)	(222)
Net periodic benefit cost	$(5)	$(15)

Salisbury’s 401(k) Plan expense was $166,000 and $159,000, respectively, for the three month periods ended September 30, 2015 and 2014, and $516,000 and $495,000, respectively, for the nine month periods ended September 30, 2015 and 2014. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $14,000 and $13,000 respectively, for the three month periods ended September 30, 2015 and 2014, and $53,000 and $40,000, respectively, for the nine month periods ended September 30, 2015 and 2014.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an Employee Stock Ownership Plan (ESOP) to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which vests in full upon six years of qualified service.

Salisbury’s ESOP expense was $96,000 and $47,000, respectively, for the three month periods ended September 30, 2015 and 2014, and $287,000 and $141,000, respectively, for the nine month periods ended September 30, 2015 and 2014.

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

In 2014 and 2013, the Bank awarded seven (7) and six (6) Executives, respectively, with discretionary contributions to the Plan. Expenses related to this plan amounted to $34,000 and $15,000, respectively, for the three month periods ended September 30, 2015 and 2014, and $95,000 and $44,000 for the nine months ended September 30, 2015 and 2014, respectively. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year. There have been no awards granted in 2015.

Restricted Stock and Options

On September 28, 2015, 2,700 shares of stock options were exercised at $21.48 per share by one former Riverside Bank executive.

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

Expense was $52,000 and $43,000, respectively, for the three month periods ended September 30, 2015 and 2014, and $167,000 and $112,000, respectively, for the nine month periods ended September 30, 2015 and 2014.

Unrecognized compensation cost relating to the awards as of September 30, 2015 and 2014 totaled $186,000 and $254,000, respectively. A total of 300 shares were forfeited in the nine months ended September 30, 2015, and 2,000 shares were forfeited in the nine months ended September 30, 2014.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Unrealized gains on securities available-for-sale, net of tax	$1,443	$2,108
Accumulated other comprehensive income, net	$1,443	$2,108

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2015.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include preferred stock. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
30

•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell, as appropriate. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

 Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
September 30, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$7,565	$—	$7,565
U.S. Government agency notes	—	500	—	500
Municipal bonds	—	33,317	—	33,317
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	27,006	—	27,006
Collateralized mortgage obligations:
U.S. Government agencies	—	2,157	—	2,157
Non-agency	—	5,332	—	5,332
SBA bonds	—	3,350	—	3,350
CRA mutual funds	—	769	—	769
Preferred stock	375	—	—	375
Securities available-for-sale	$375	$79,996	$—	$80,371
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	16,305	16,305
Other real estate owned	—	—	167	167
December 31, 2014
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,806	$—	$2,806
U.S. Government agency notes	—	5,874	—	5,874
Municipal bonds	—	40,352	—	40,352
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	27,709	—	27,709
Collateralized mortgage obligations:
U.S. Government agencies	—	2,679	—	2,679
Non-agency	—	6,596	—	6,596
SBA bonds	—	4,465	—	4,465
CRA mutual funds	—	504	—	504
Preferred stock	327	—	—	327
Securities available-for-sale	$327	$90,985	$—	$91,312
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$10,463	$10,463
Other real estate owned	—	—	1,002	1,002
31

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2015
Financial Assets
Cash and cash equivalents	$81,695	$81,695	$81,695	$—	$—
Securities available-for-sale	80,371	80,371	375	79,996	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	573	584	—	—	584
Loans receivable, net	687,719	695,147	—	—	695,147
Accrued interest receivable	2,296	2,296	—	—	2,296
Cash surrender value of life insurance	13,591	13,591	13,591	—	—
Financial Liabilities
Demand (non-interest-bearing)	$194,618	$194,618	$—	$—	$194,618
Demand (interest-bearing)	129,779	129,779	—	—	129,779
Money market	184,409	184,409	—	—	184,409
Savings and other	123,017	123,017	—	—	123,017
Certificates of deposit	129,656	130,765	—	—	130,765
Deposits	761,479	762,588	—	—	762,588
Repurchase agreements	4,210	4,210	—	—	4,210
FHLBB advances	26,928	28,988	—	—	28,988
Note payable	380	409	—	—	409
Capital lease liability	422	898	—	—	898
Accrued interest payable	121	121	—	—	121
December 31, 2014
Financial Assets
Cash and cash equivalents	$36,105	$36,105	$36,105	$—	$—
Securities available-for-sale	91,312	91,312	327	90,985	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	568	572	—	—	572
Loans receivable, net	673,330	683,845	—	—	683,845
Accrued interest receivable	2,334	2,334	—	—	2,334
Cash surrender value of life insurance	13,314	13,314	13,314	—	—
Financial Liabilities
Demand (non-interest-bearing)	$161,386	$161,386	$—	$—	$161,386
Demand (interest-bearing)	117,169	117,169	—	—	117,169
Money market	174,274	174,274	—	—	174,274
Savings and other	121,387	121,387	—	—	121,387
Certificates of deposit	141,210	142,261	—	—	142,261
Deposits	715,426	716,477	—	—	716,477
Repurchase agreements	4,163	4,163	—	—	4,163
FHLBB advances	28,813	30,626	—	—	30,626
Capital lease liability	424	929	—	—	929
Accrued interest payable	166	166	—	—	166

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

Overview

Total assets were $904.2 million at September 30, 2015, up $48.8 million from December 31, 2014. Loans receivable, net, were $687.7 million at September 30, 2015, up $14.4 million, or 2.1%, from December 31, 2014. Non-performing assets were $16.6 million at September 30, 2015, up $5.7 million from $10.9 million at December 31, 2014. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.82%, 0.79% and 1.15%, at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Deposits were $761.5 million, up $46.1 million from $715.4 million at December 31, 2014.

At September 30, 2015, book value and tangible book value per common share were $32.72 and $27.21, respectively. Salisbury’s Tier 1 leverage, total risk-based and common equity Tier 1 capital ratios were 10.31%, 13.90%, and 10.74%, respectively.

Securities and Short Term Funds

During the third quarter of 2015, securities increased $1.0 million to $80.4 million due to a $5 million purchase, mostly offset by calls and principal pay downs during the quarter. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $31.3 million to $81.7 million, mainly due to the increase in deposits.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at September 30, 2015.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of September 30, 2015, that additional recognition of OTTI was not required. Salisbury deemed the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2015. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $14.4 million to $687.7 million at September 30, 2015, compared with $673.3 million at December 31, 2014 and increased $225.8 million from $461.9 million at September 30, 2014. Such year-over-year increase includes loans acquired with a fair value of $196.3 million from Riverside Bank.

Loan Credit Quality

During the first nine months of 2015, total impaired and potential problem loans decreased to $31.0 million, or 4.5% of gross loans receivable at September 30, 2015, from $31.7 million, or 4.7% of gross loans receivable at December 31, 2014 and increased from $26.6 million at September 30, 2014. While the aggregate of such loans increased from $26.6 million at September 30, 2014, the percentage of such loans improved from 5.70% of gross loans receivable at September 30, 2014. On a combined basis, the five largest impaired loan relationships account for 35% of the balance while the five largest potential problem loan relationships account for 64% of the balance.

On a combined basis, the five largest non-performing loan relationships account for 55% of the non-performing balances while the combined ten largest loan relationships account for 73% of total non-performing assets. Accordingly asset quality issues are confined to a small number of relationships and management does not consider them to be systemic. All of the ten largest non-performing relationships are secured by real estate and eight of these are actively moving through the legal process. Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Changes in impaired and potential problem loans are as follows:

	September 30, 2015				September 30, 2014

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accural	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$2,385	$(973)	$—	$1,412	$409	$—	$(311)	$98
Loans restored to accrual status	(325)	86	236	(3)	(518)	401	—	(117)
Loan risk rating downgrades to substandard	—	—	—	—	—	—	2,261	2,261
Loan risk rating upgrades from substandard	—	—	—	—	—	—	—	—
Loan repayments	(428)	(202)	(74)	(704)	(66)	(422)	(557)	(1,045)
Loan charge-offs	(175)	—	—	(175)	(52)	—	—	(52)
Increase (decrease) in TDR loans	—	35	—	35	—	400	—	400
Inter-month tax advances	—	—	—	—	7	—	—	7
Increase (decrease) in loans	$1,457	$(1,054)	$162	$565	$(220)	$379	$1,393	$1,552

During the third quarter of 2015, Salisbury placed $2.4 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $175,000 of non-accrual loans primarily as a result of credit or collateral deficiencies.

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

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is expected that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the original loan agreements.
•	Non-accrual loans are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal and interest is not expected because the financial condition of the borrower has deteriorated, or principal or interest has been in default for a period of 90 days or more.
•	Non-performing loans consist of non-accrual loans and accruing loans past due for 90 days or more. These loans are secured with adequate collateral and in the process of collection. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or extended deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Accruing troubled debt restructured loans	$7,755	$9,760
Non-accrual troubled debt restructured loans	3,014	628
Non-accrual loans, excluding troubled debt restructured loans	13,325	9,245
Total impaired loans	$24,094	$19,633
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $5.7 million to $16.6 million, or 1.8% of assets at September 30, 2015, from $10.9 million, or 1.3% of assets at December 31, 2014, and increased $7.7 million from $8.9 million, or 1.4% of assets at September 30, 2014.

The 52% year-over-year increase in non-performing assets in 2015 resulted primarily from $9.2 million of loans placed on non-accrual status. This increase was offset in part by $1.2 million reinstated to accrual, $0.7 million in payoffs and repayments and $1.1 million charged off and $0.7 million placed in OREO.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Residential 1-4 family and 5+ multi-family	$6,626	$3,096
Home equity credit	494	348
Commercial	4,595	3,150
Construction of commercial	272	—
Farm land	1,036	384
Vacant land	2,857	2,862
Real estate secured	15,880	9,840
Commercial and industrial	459	33
Consumer	—	—
Non-accruing loans	16,339	9,873
Accruing loans past due 90 days and over	96	17
Non-performing loans	16,435	9,890
Real estate acquired in settlement of loans	167	1,002
Non-performing assets	$16,602	$10,892
The past due status of non-performing loans is as follows:
(in thousands)	September 30, 2015	December 31, 2014
Current	$1,256	$1,268
Past due 001-029 days	973	586
Past due 030-059 days	1,410	54
Past due 060-089 days	637	214
Past due 090-179 days	1,048	1,464
Past due 180 days and over	11,111	6,304
Total non-performing loans	$16,435	$9,890

At September 30, 2015, 7.64% of non-performing loans were current with respect to loan payments, compared with 12.82% at December 31, 2014. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.4 million during the nine (9) month period ended September 30, 2015 to $10.8 million, or 1.55% of gross loans receivable at September 30, 2015, from $10.4 million, or 1.54% of gross loans receivable at December 31, 2014.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Residential 1-4 family	$4,477	$4,748
Home equity credit	156	48
Personal	225	—
Vacant land	123	235
Commercial	2,707	4,065
Real estate secured	7,688	9,096
Commercial and industrial	67	664
Accruing troubled debt restructured loans	7,755	9,760
Residential 1-4 family	1,001	294
Home equity credit	—	88
Commercial	1,622	235
Vacant land	—	—
Real estate secured	2,623	617
Commercial and industrial	391	10
Non-accrual troubled debt restructured loans	3,014	627
Troubled debt restructured loans	$10,769	$10,387
The past due status of troubled debt restructured loans is as follows:
(in thousands)	September 30, 2015	December 31, 2014
Current	$6,913	$6,514
Past due 1-29 days	842	2,704
Past due 30-59 days	—	542
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	7,755	9,760
Current	—	49
Past due 1-29 days	973	—
Past due 30-59 days	1,410	—
Past due 60-89 days	631	10
Past due 90-179 days	—	333
Past due 180 days and over	—	235
Non-accrual troubled debt restructured loans	3,014	627
Total troubled debt restructured loans	$10,769	$10,387

At September 30, 2015, 64.19% of troubled debt restructured loans were current with respect to loan payments, as compared with 62.71% at December 31, 2014.

Past Due Loans

Loans past due 30 days or more increased $4.5 million during 2015 to $16.7 million, or 2.41% of gross loans receivable at September 30, 2015, compared with $12.2 million, or 1.79% of gross loans receivable at December 31, 2014.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Past due 030-059 days	$1,130	$2,295
Past due 060-089 days	1,356	1,834
Past due 090-179 days	96	17
Accruing loans	2,582	4,146
Past due 030-059 days	1,410	54
Past due 060-089 days	637	214
Past due 090-179 days	954	1,447
Past due 180 days and over	11,110	6,305
Non-accrual loans	14,111	8,020
Total loans past due 30 days or greater	$16,693	$12,166

Potential Problem Loans

Potential problem loans decreased $5.2 million during the first nine months of 2015 to $6.9 million, or 1.00% of gross loans receivable at September 30, 2015, compared with $12.1 million, or 1.79% of gross loans receivable at December 31, 2014.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Residential 1-4 family	$663	$2,829
Residential 5+ multifamily	—	975
Construction of residential 1-4 family	—	—
Home equity credit	466	786
Residential real estate	1,129	4,590
Commercial	4,558	5,139
Construction of commercial	448	450
Commercial real estate	5,006	5,589
Farm land	—	723
Vacant land	24	66
Real estate secured	6,159	10,968
Commercial and industrial	744	1,146
Consumer	7	28
Total potential problem loans	$6,910	$12,142

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2015	December 31, 2014
Current	$5,311	$8,302
Past due 001-029 days	611	2,416
Past due 030-059 days	332	100
Past due 060-089 days	656	1,324
Past due 090-179 days	—	—
Total potential problem loans	$6,910	$12,142

At September 30, 2015, 76.9% of potential problem loans were current with respect to loan payments, as compared with 68.1% at December 31, 2014.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $46.1 million during the nine months ended September 30, 2015 to $761.5 million, from $715.4 million at December 31, 2014, and increased $239.2 million year-over-year from $522.3 million at September 30, 2014. The year-over-year increase is mainly attributable to the $211.2 million of deposits assumed in the Riverside Bank merger. Retail repurchase agreements remained stable during the nine months ended September 30, 2015 at $4.2 million compared with $4.2 million at December 31, 2014, and decreased $2.3 million for year-over-year compared with $6.5 million at September 30, 2014.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $1.9 million during the nine months ended September 30, 2015 to $26.9 million at September 30, 2015, from $28.8 million at December 31, 2014, and decreased $2.3 million for year-over-year from $29.2 million at September 30, 2014. The decreases were due to amortizing payments of advances, maturities of advances that were not renewed, and in accordance with ASC 470-50 for two advances which were modified during the quarter ending September September 30, 2015. The modification extended $21 million in advances a weighted average 39 months.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At September 30, 2015, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 24.53%, up from 17.95% at December 31, 2014. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2015 provided net cash of $6.4 million. Investing activities utilized net cash of $3.2 million, principally from securities purchases of $9.3 million and $13.7 million of net loan originations and principal collections and offset by proceeds of $19.3 million from sales, calls, and maturities of securities available-for-sale. Financing activities provided net cash of $42.5 million, principally due to a net increase of $46.4 million in deposits and repurchase agreements, contractual pay downs, as well as payments related to the modification of two FHLBB advances which total $1.9 million and common and preferred stock dividends paid totaling $2.4 million.

At September 30, 2015, Salisbury had outstanding commitments to fund new loan originations of $17.1 million and unused lines of credit of $107.5 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2015 and 2014

OVERVIEW

Net income available to common shareholders was $1,945,000, or $0.71 per common share, for the third quarter ended September 30, 2015 (third quarter 2015), compared with $2,032,000, or $0.74 per common share, for the second quarter ended June 30, 2015 (second quarter 2015), and $728,000, or $0.43 per common share, for the third quarter ended September 30, 2014 (third quarter 2014).

•	Salisbury’s earnings per common share for the three (3) month period ended September 30, 2015 increased to $0.71 per common share as compared with $0.43 per common share for the same periods in 2014.
•	During the three (3) month period ended September 30, 2015, total shareholders’ equity increased to $105.5 million from $104.1 million at June 30, 2015.
•	Salisbury’s efficiency ratio improved to 60.40% for the quarter ended September 30, 2015 as compared with 62.61% from the prior quarter and 75.92% for the third quarter 2014.
•	Annualized return on average assets for the quarter ended September 30, 2015 amounted to 0.87% as compared with 0.94% for the prior quarter and 0.45% for the third quarter 2014.
•	Annualized return on average common shareholders’ equity amounted to 8.64% for the quarter ended September 30, 2015 as compared with 9.26% for the prior quarter and 4.85% for the third quarter 2014.

Net Interest Income

Tax equivalent net interest income increased $110,000, or 1.4%, versus second quarter 2015, and increased $3.1 million, or 61.5%, versus third quarter 2014. Interest income for the third quarter reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $726,000. The second quarter of 2015 included similar adjustments totaling $654,000. Average earning assets increased $26.7 million versus second quarter 2015, and increased $234.6 million versus third quarter 2014. Average total interest-bearing deposits increased $5.4 million versus second quarter 2015 and increased $136.4 million versus third quarter 2014 primarily as a result of the Riverside Bank acquisition. The net interest margin (tax equivalent) of 3.91% decreased 10 basis points versus 4.01% for the second quarter 2015 and increased 52 basis points versus 3.39% for the third quarter 2014.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Loans (a)(d)	$690,075	$465,073	$8,070	$4,768	4.64%	4.08%
Securities (c)(d)	78,214	83,793	819	956	4.19	4.56
FHLBB stock	3,515	3,813	29	17	3.24	1.82
Short term funds (b)	59,984	44,483	30	24	0.20	0.22
Total interest-earning assets	831,788	597,162	8,948	5,765	4.27	3.85
Other assets	58,603	42,489
Total assets	$890,391	$639,651
Interest-bearing demand deposits	$125,220	$84,711	80	66	0.25	0.31
Money market accounts	181,668	134,803	120	79	0.26	0.23
Savings and other	124,405	121,226	57	56	0.18	0.18
Certificates of deposit	131,289	85,464	206	178	0.62	0.83
Total interest-bearing deposits	562,582	426,204	463	379	0.33	0.35
Repurchase agreements	5,279	6,291	2	3	0.18	0.19
Capital lease	423	424	18	12	16.57	11.04
Note payable	169	—	1	—	1.61	0.00
FHLBB advances	27,689	29,355	269	296	3.81	3.94
Total interest-bearing liabilities	596,142	462,274	753	690	0.50	0.59
Demand deposits	180,276	95,580
Other liabilities	8,705	6,239
Shareholders’ equity	105,268	75,558
Total liabilities & shareholders’ equity	$890,391	$639,651
Net interest income			$8,195	$5,075
Spread on interest-bearing funds					3.77	3.26
Net interest margin (e)					3.91	3.39
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $298,000 and $321,000, respectively, for 2015 and 2014 on tax-exempt loans and securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2015 versus 2014
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$2,468	$834	$3,302
Securities	(61)	(76)	(137)
FHLBB stock	(2)	14	12
Short term funds	8	(2)	6
Total	2,413	770	3,183
Interest-bearing liabilities
Deposits	144	(60)	84
Repurchase agreements	—	(1)	(1)
Capital lease	—	6	6
Note payable	1	—	1
FHLBB advances	(16)	(11)	(27)
Total	129	(66)	63
Net change in net interest and dividend income	$2,284	$836	$3,120

Interest Income

Tax equivalent interest income increased $3.1 million to $8.9 million for third quarter 2015 as compared with third quarter 2014.

Tax equivalent loan income increased $3.3 million, or 69.3%, primarily due to a $225.0 million, or 48.4%, increase in average loans, and by a 56 basis point increase in the average loan yield, mainly due to the increase in higher yielding loans resulting from the Riverside Bank merger.

Tax equivalent securities income decreased $137,000, or 14.3%, primarily due to a $5.6 million, or 6.7%, decrease in average volume due to calls and prepayments of mortgage backed securities, sales of bonds, and a 37 basis point decrease in average yield.

Interest Expense

Interest expense increased $63,000, or 9.1%, to $753,000 for third quarter 2015 as compared with third quarter 2014.

Interest on deposit accounts increased $84,000, or 22.2%, as a result of a $136.4 million, or 32.01% increase, in the average balance of deposits, slightly offset by lower average rates, down 2 basis points on deposits. The lower average rate resulted from the effect of currently lower market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $27,000 as a result of lower average borrowings, down $1.7 million, and by an average borrowing rate decrease of 13 basis points.

Provision and Allowance for Loan Losses

The provision for loan losses was $655,000 for third quarter 2015, compared with $318,000 for third quarter 2014. Net loan charge-offs were $54,000 and $46,000 for the respective quarters.

The following table details the principal categories of credit quality ratios:

September 30, (dollars in thousands)	2015	2014
Net charge-offs to average loans receivable, gross	0.03%	0.03%
Non-performing loans to loans receivable, gross	2.37	1.84
Accruing loans past due 30-89 days to loans receivable, gross	0.36	0.28
Allowance for loan losses to loans receivable, gross	0.82	1.15
Allowance for loan losses to non-performing loans	34.43	62.52
Non-performing assets to total assets	1.84	1.40

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, decreased to 0.82% at September 30, 2015 compared to 1.15% at September 30, 2014. When expressed as a percentage of gross loans, the allowance for loan losses declined significantly from September 30, 2014 to September 30, 2015 due to the increase in the balance of gross loans that resulted from the addition of the loans purchased from Riverside Bank.

During the third quarter of 2015, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) amounted to $16.4 million, which represents an increase at 2.37% of gross loans receivable at September 30, 2015 compared to 1.84% at September 30, 2014. Accruing loans past due 30-89 days increased $1.2 million to $2.5 million, or 0.36% of gross loans receivable from 0.28% at September 30, 2014. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise requiring increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2015.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Trust and wealth advisory	$798	$791	$7	0.88%
Service charges and fees	798	639	159	24.88%
Gains on sales and calls of available-for-sale securities, net	6	—	6	—
Gains on sales of mortgage loans, net	47	—	47	—
Mortgage servicing, net	5	41	(36)	(87.80)%
Other	115	82	33	40.24%
Total non-interest income	$1,769	$1,553	$216	13.91%

Non-interest income for third quarter 2015 decreased $131,000 versus second quarter 2015 and increased $216,000 versus third quarter 2014. Trust and wealth advisory revenues decreased $92,000 versus second quarter 2015 and increased $7,000 versus third quarter 2014. The quarter over quarter decrease is due to tax letter fees collected in the second quarter, and decreased estate fees collected in the third quarter. Service charges and fees increased $20,000 versus second quarter 2015 and increased $159,000 versus third quarter 2014. The increases were a result of higher fees as a result of increased transactional volume, mainly attributable to the contribution from deposit accounts and balances assumed in the Riverside Bank acquisition. Income from sales and servicing of mortgage loans decreased $54,000 versus second quarter 2015 and increased $11,000 versus third quarter 2014. Third quarter 2015 mortgage loans sales totaled $1.4 million versus $3.0 million for second quarter 2015 and $1.4 million for third quarter 2014. Third quarter 2015, second quarter 2015, and third quarter 2014 included amortization of $85,000, $78,000, and $55,000, respectively. Gain on sale of securities for third quarter 2015 totaled $6,000, compared to $11,000 in the second quarter 2015 and no gains were recognized in the third quarter 2014.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Salaries	$2,531	$1,980	$551	27.83%
Employee benefits	916	697	219	31.45%
Premises and equipment	863	667	196	29.38%
Data processing	404	420	(16)	(3.81)%
Professional fees	398	315	83	26.35%
Collections, OREO and loan related	125	85	40	47.06%
FDIC insurance	163	119	44	36.97%
Marketing and community support	174	115	59	51.30%
Amortization of intangible assets	161	75	86	114.67%
Merger and acquisition related expenses	—	196	(196)	(100.00)%
Other	467	439	28	6.38%
Non-interest expense	$6,202	$5,108	$1,094	21.42%

Non-interest expense for third quarter 2015 decreased $338,000 versus second quarter 2015 and increased $1.1 million versus third quarter 2014. Total compensation expense increased $39,000 versus second quarter 2015 as a result of seasonal employees. Total compensation expense year-over-year increased by $770,000 (third quarter 2015 versus third quarter 2014) and reflects increased staffing levels primarily as a result of the Riverside Bank acquisition.

Premises and equipment decreased $50,000 versus second quarter 2015 and increased $196,000 versus third quarter 2014. The quarterly decrease was related to lower utilities (seasonal), building maintenance and software maintenance (reclassification of IT help desk support to consulting). The year-over-year increase is mainly due to the addition of branch facilities acquired as a result of the Riverside Bank acquisition in December 2014, and the Sharon, Connecticut branch acquisition, as well as the opening of a new branch in Great Barrington, Massachusetts in June 2014.

Data processing increased $6,000 versus second quarter 2015 and decreased $16,000 versus third quarter 2014 mainly attributable to the Sharon branch data conversion expense in 2014.

Professional fees decreased $195,000 versus second quarter 2015, and increased $83,000 versus third quarter 2014. Second quarter 2015 included core vendor consulting, purchase accounting review and trust tax filing fees being reclassified from data processing to consulting fees.

Collections, OREO and loan related expenses decreased $94,000 versus second quarter 2015 and increased $40,000 versus third quarter 2014. The quarter-over-quarter decrease is mainly due to second quarter 2015 OREO write-downs.

Income Taxes

The effective income tax rates for third quarter 2015, second quarter 2015 and third quarter 2014 were 29.31%, 29.93% and 12.83%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

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

For the nine month periods ended September 30, 2015 and 2014

Overview

Net income available to common shareholders was $6,170,000, or $2.26 per common share, for the nine month period ended September 30, 2015 (nine month period 2015), compared with $2,159,000, or $1.26 per common share, for the nine month period ended September 30, 2014 (nine month period 2014).

•	Earnings per common share of $2.26 increased $1.00, or 79.4%, as compared to $1.26 for the nine month period 2014.
•	Earnings per common share for the nine months ended September 30, 2014, excluding non-recurring expenses related to strategic initiatives of $533,000, (after tax) or $0.31 per share would have been $1.57 per share for the nine month period.
•	During the nine (9) month period ended September 30, 2015, total shareholders’ equity increased to $105.5 million from $101.8 million at December 31, 2014.
•	The net interest margin increased 40 basis points versus nine months 2014.
•	Net loans receivable increased $225.8 million, or 49%, from September 30, 2014.
•	Provision for loan losses was $651,000 for the nine month period ended September 30, 2015 and $969,000 for the nine month period ended September 30, 2014. Net charge-offs of $350,000 were realized in the nine month period 2015, versus net charge-offs of $269,000 for nine month period 2014.
•	Tax equivalent net interest and dividend income increased $9.1 million, or 58%, versus September 30, 2014.

Net Interest Income

Tax equivalent net interest income for the nine month period ended September 30, 2015 increased $9.1 million, or 58%, versus the nine month period ended September 30, 2014, mainly attributable to the increase in loan income resulting from the Riverside Bank merger. The net interest margin increased 40 basis points to 4.01% from 3.61%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Loans (a)(d)	$684,870	$456,120	$24,052	$14,297	4.67%	4.17%
Securities (c)(d)	79,765	88,146	2,584	3,028	4.32	4.58
FHLBB stock	3,515	4,621	59	57	2.29	1.65
Short term funds (b)	44,881	19,352	72	30	0.22	0.21
Total interest earning assets	813,031	568,239	26,767	17,412	4.38	4.08
Other assets	60,304	39,956
Total assets	$873,335	$608,195
Interest-bearing demand deposits	$120,266	$81,504	231	199	0.26	0.33
Money market accounts	175,993	126,275	349	211	0.26	0.22
Savings and other	126,210	114,983	166	153	0.18	0.18
Certificates of deposit	137,179	82,886	613	517	0.60	0.83
Total interest-bearing deposits	559,648	405,648	1,359	1,080	0.32	0.36
Repurchase agreements	4,170	4,070	5	5	0.17	0.17
Capital lease	423	425	53	29	16.57	9.18
Note payable	57	—	1	—	1.61	—
FHLBB advances	28,122	30,640	832	891	3.90	3.84
Total interest-bearing liabilities	592,420	440,783	2,250	2,005	0.51	0.61
Demand deposits	168,397	86,100
Other liabilities	8,387	6,521
Shareholders’ equity	104,131	74,791
Total liabilities & shareholders’ equity	$873,335	$608,195
Net interest and dividend income			$24,517	$15,407
Spread on interest-bearing funds					3.87	3.47
Net interest margin (e)					4.01	3.61
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income of $900,000 and $973,000, respectively, for 2015 and 2014 on tax-exempt loans and securities whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2015 versus 2014
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$7,603	$2,152	$9,755
Securities	(280)	(164)	(444)
FHLBB stock	(16)	18	2
Short term funds	40	2	42
Total	7,347	2,008	9,355
Interest-bearing liabilities
Deposits	481	(202)	279
Repurchase agreements	—	—	—
Capital lease	—	24	24
Note payable	1	—	1
FHLBB advances	(74)	15	(59)
Total	408	(163)	245
Net change in net interest and dividend income	$6,939	$2,171	$9,110

Interest Income

Tax equivalent interest income increased $9.4 million, or 54%, to $26.8 million for the nine month period 2015 versus nine month period 2014.

Tax equivalent loan income increased $9.8 million, or 68%, primarily due to a $228.8 million, or 50%, increase in average loans and a 50 basis points increase in the average loan yield.

Tax equivalent securities income decreased $444,000, or 15%, primarily due to an $8.4 million, or 10%, decrease in average volume and a 26 basis points decrease in the average yield. Changes in securities yields resulted from the effect of changes in market interest rates on securities purchases, calls of agency bonds and prepayments of mortgage backed-securities.

Interest Expense

Interest expense increased $245,000, or 12%, to $2.3 million for nine month period 2015 versus nine month period 2014.

Interest on deposit accounts and retail repurchase agreements increased $279,000, or 26%, as a result of higher average deposit balances, up by $154.0 million as a result of the merger with Riverside Bank. This increase is partially offset by an average deposit rate decrease of 4 basis points.

Interest expense on FHLBB borrowings decreased $59,000 as a result of lower average borrowings, down $2.5 million as a result of both scheduled maturities and the impact of the modification of two advances, and offset in part by a higher average borrowing rate, up 6 basis points.

Provision and Allowance for Loan Losses

Provision for loan losses was $651,000 for the nine month period ended September 30, 2015 and $969,000 for the nine month period ended September 30, 2014. Net charge-offs were $350,000 and $269,000 for the respective periods.

Reserve coverage at September 30, 2015, as measured by the ratio of allowance for loan losses to gross loans, at 0.82%, compares with 1.15% a year ago at September 30, 2014. During the first nine months of 2015, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $7.8 million to $16.4 million. Such amount represents 2.37% of gross loans receivable, an increase from 1.46% at December 31, 2014. At September 30, 2015, accruing loans past due 30-89 days decreased $1.6 million to $2.5 million or 0.36% of gross loans receivable from 0.61% at December 31, 2014. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Trust and wealth advisory fees	$2,510	$2,509	$1	0.04%
Service charges and fees	2,307	1,807	500	27.67%
Gains on sales and calls of available-for-sale securities, net	192	—	192	—
Gains on sales of mortgage loans, net	227	43	184	427.91%
Mortgage servicing, net	(15)	80	(95)	(118.75)%
Other	343	234	109	46.58%
Total non-interest income	$5,564	$4,673	$891	19.07%

Non-interest income for the nine month period ended September 30, 2015 increased $891,000 versus the same period in 2014. Trust and wealth advisory revenues increased $1,000. Service charges and fees increased $500,000 resulting from increased transactional volume due to the Riverside Bank merger. Income from sales and servicing of mortgage loans increased $89,000 due to interest rate driven fluctuations in the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loan sales totaled $6.4 million for the nine month period ended September 30, 2015 and $3.5 million for the nine month period ended September 30, 2014. The nine month periods ended September 30, 2015 and 2014 included mortgage servicing amortization of $282,000 and $220,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2015	2014	2015 vs. 2014
Salaries	$7,520	$5,776	$1,744	30.19%
Employee benefits	2,881	2,176	705	32.40%
Premises and equipment	2,683	2,080	603	28.99%
Data processing	1,276	1,166	110	9.43%
Professional fees	1,642	1,025	617	60.20%
Collections, OREO and loan related	594	319	275	86.21%
FDIC insurance	494	340	154	45.29%
Marketing and community support	465	355	110	30.99%
Amortization of intangible assets	494	194	300	154.64%
Merger and acquisition related expenses	—	586	(586)	(100.00)%
Other	1,528	1,269	259	20.41%
Non-interest expense	$19,577	$15,286	$4,291	28.07%

Non-interest expense for the nine month period ended September 30, 2015 increased $4.3 million versus the same period in 2014. Salaries and benefits increased $1.7 million primarily due to increase in staff due to the merger with Riverside Bank. Premises and equipment increased $603,000 due primarily to the increase in the number of facilities. Data processing increased $110,000 due primarily to increased volume. Professional fees increased $617,000 due primarily to higher auditing and other fees associated with the Riverside Bank merger, due diligence on core data processing providers, IT support and the reclassification of trust tax filings from data processing to consulting. These increases were partially offset by lower legal fees in 2015. Collections, OREO and loan related expense increased $275,000 due primarily to write-down of OREO. Salisbury had one foreclosed property at September 30, 2015. FDIC insurance increased $154,000 due to the increase in assets. Marketing and community support increased $110,000 due primarily to an increase in contributions and general marketing campaigns. Amortization of intangible assets increased $300,000 due to the Sharon branch acquisition from Union Savings Bank and the acquisition of Riverside Bank. Other expenses increased $259,000 due to higher administrative and operational expenses.

Income taxes

The effective income tax rates for the nine month periods ended September 30, 2015 and September 30, 2014 were 29.7% and 19.9%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance.

CAPITAL RESOURCES

Shareholders’ equity was $105.5 million at September 30, 2015, up $3.7 million from December 31, 2014. Book value and tangible book value per common share were $32.72 and $27.21, respectively, compared with $31.54 and $25.84, respectively, at December 31, 2014. Contributing to the increase in shareholders’ equity for year-to-date 2015 was net income of $6.3 million and issued stock of $0.4 million, partially offset by other comprehensive loss of $0.7 million, and common and preferred stock dividends of $2.4 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $1.4 million as of September 30, 2015.

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

The Series B Preferred Stock pays noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0%. The dividend rate for the quarterly period ended September 30, 2015 was 1.0%. Commencing with the second quarter of 2016, after four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum. The Series B Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is redeemable at any time at one hundred percent of the issue price plus any accrued and unpaid dividends.

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

On September 28, 2015, 2,700 shares of stock options were exercised at $21.48 per share by one former Riverside Bank executive.

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

	September 30, 2015		December 31, 2014
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	13.90%	12.62%	14.27%	12.75%
Tier 1 Capital (to risk-weighted assets)	13.04	11.77	13.38	11.86
Common Equity Tier 1 Capital (to risk-weighted assets)	10.74	11.77	n/a	n/a
Tier 1 Capital (to average assets)	10.31	9.30	12.31	10.95

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

Dividends

During the nine month period ended September 30, 2015, Salisbury paid $120,000 in Series B preferred stock dividends to the U.S. Treasury’s SBLF program, and $2,289,000 in common stock dividends.

On October 30, 2015, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 27, 2015 to shareholders of record on November 11, 2015. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances; and
(e)	other risks detailed from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s and the Bank’s financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUR MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2015 analysis, all of the simulations incorporate a static growth assumption over the simulation horizons. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

The ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2015, the ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate instantaneous shock upward shift of 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 25 basis points for short term rates to 104 basis points for the 10-year Treasury; and (4) Static growth with assumption sensitivity stress testing with immediately rising interest rates – immediate instantaneous shock upward shift of 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2015, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2015:

As of September 30, 2015	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	0.11%	6.85%
Immediately falling interest rates (static growth assumptions)	(1.46)	(3.80)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	0.65	5.70

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2015 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(32)	$(64)
U.S. Government agency notes	(9)	(20)
Municipal bonds	(1,742)	(3,311)
Mortgage backed securities	(643)	(1,435)
Collateralized mortgage obligations	(150)	(321)
SBA pools	(8)	(15)
Other	(26)	(48)
Total available-for-sale debt securities	$(2,610)	$(5,214)

Item 4.	CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2015.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

The appeal is fully briefed and ready for oral argument, which has not been scheduled by the Court as of September 30, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

November 13, 2015	by:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 13, 2015	by:	/s/ Donald E. White
Donald E. White
Executive Vice President and Chief Financial Officer

