Form 10-K
period 2015-12-31
SALISBURY BANCORP INC
filed 2016-03-30
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act::
Common Stock, par value $.10 per share	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015 was $73.9 million based on the closing sales price of $31.69 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2016, was 2,753,426.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 18, 2016, which will be filed within 120 days of fiscal year ended December 31, 2015, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2015

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain and incorporates by reference statements relating to future results of Salisbury Bancorp, Inc. (the “Company”) and its Subsidiary, Salisbury Bank and Trust Company (the “Bank”) (collectively, "Salisbury"), that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within Salisbury’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes and cybersecurity matters, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in Salisbury’s filings with the Securities and Exchange Commission. See also, the “Risk Factors” set forth below.

Forward-looking statements made by Salisbury in this Annual Report on Form 10-K speaks only as of the date they are made. Events or other facts that could cause Salisbury’s actual results to differ may arise from time to time, and Salisbury cannot predict all such events and factors. Salisbury undertakes no obligation to publicly update any forward-looking statement, unless as may be required by law.

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

The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of thirteen banking offices and nine ATMs located in: Litchfield County, Connecticut; Dutchess and Orange Counties, New York; and Berkshire County, Massachusetts and through its internet website (salisburybank.com).

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

The majority of the Bank’s loans as of December 31, 2015, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters. Loan portfolios acquired in business combinations include commercial loans acquired with Riverside Bank.

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

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. The typical construction phase is generally twelve months.

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

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Retail and commercial deposits are primarily received through the Bank’s banking offices. Additional depositor related services provided to customers include Landlord/Tenant Lease Security Accounts and Services, Merchant Services, Payroll Services, Cash Management (Remote Deposit Capture, ACH Origination, Wire Transfers and Positive Pay), ATM, Bank-by-Phone, Internet Banking, Internet Bill Pay, Person to Person Payments, Bank to Bank Transfers, Mobile Banking with remote deposit, and Online Financial Management with Account Aggregation Services.

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

Borrowings

The Bank is a member of the FHLBB, which provides credit facilities for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLBB are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of their FHLBB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLBB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLBB advances may be utilized as a source of funding to meet liquidity and planning needs when the cost of these funds is favorable as compared to deposits or alternate funding sources. Long-Term Debt increased $10 million at December 31, 2015 as a result of the issuance of subordinated debentures during 2015; See “Deposits and Borrowings” below.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston.

Acquisitions

On June 6, 2014, the Bank completed its purchase and assumption of the Sharon, Connecticut branch of Union Savings Bank, which included deposits of approximately $18 million at a premium of 2.32%. Operations of the Bank’s existing Sharon, Connecticut branch were consolidated into this new location. On December 5, 2014, the Bank completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury’s New York market presence. Such transaction was valued at approximately $27 million. In the merger, Riverside Bank shareholders received 1.35 shares of Salisbury Bancorp, Inc. common stock for each share of Riverside Bank common stock.

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

Employees

At December 31, 2015, the Bank had 158 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP and an employee 401(k) plan. Management considers relations with its employees to be good.

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

Competition

The Bank faces strong competition in attracting and retaining deposits and in making loans. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Its most direct competition for deposits and loans has come from other commercial banks, savings institutions and credit unions located in its market area. Competition for deposits also comes from mutual funds and other investment alternatives, which offer a range of deposit and deposit-like products. Although the Bank expects this continuing competition to have an effect upon the cost of funds, it does not anticipate any substantial adverse effect on maintaining the current deposit base. The Bank is competitive within its market area in the various deposit products it offers to depositors. Due to this fact, management believes the Bank has the ability to maintain its deposit base.

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

Regulation and Supervision

General

Salisbury is required to file reports and otherwise comply with the rules and regulations of the FRB, the FDIC, the SEC and NASDAQ as well as the state banking supervisory authorities in Connecticut, New York and Massachusetts.

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

Connecticut Bank Holding Company Regulation

Salisbury is a Connecticut corporation and is also subject to the Connecticut Business Corporation Act and Connecticut banking law applicable to Connecticut bank holding companies. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification to, and lack of disapproval by, the CTDOB. The CTDOB will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the CTDOB waives this five-year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

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

Federal Regulations

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks, such as the Bank, that are not members of the Federal Reserve System (“state non-member banks”) are required to comply with minimum leverage capital requirements. A common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Bank chose the opt-out election. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to risk-weighted categories ranging from 0% to 1,250%, with higher levels of capital being required for the categories perceived as representing greater risk.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

As a bank holding company, Salisbury is subject to FRB capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks.

In July 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank and Company. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in effective January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury on January 1, 2015. As of December 31, 2015, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized – at least 5% leverage capital, 6.5% Common Equity Tier 1 capital, 8% Tier 1 risk based capital and 10% total risk based capital.
•	Adequately capitalized – at least 4% leverage capital, 4.5% Common Equity Tier 1 capital, 6% Tier 1 risk based capital and 8% total risk based capital.
•	Undercapitalized – less than 4% leverage capital, 4.5% Common Equity Tier 1 capital, 6% Tier 1 risk based capital and 8% total risk based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.
•	Significantly undercapitalized – less than 3% leverage capital, 3% Common Equity Tier 1 capital, 4% Tier 1 risk based capital and 6% total risk based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.
•	Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA. In a holding company structure, at a minimum, the parent holding company of a bank, and any companies that are controlled by such parent holding company are deemed affiliates of its subsidiary bank. Generally, Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

The FRA and Regulation O impose restrictions on loans to directors, executive officers, and principal shareholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors and must be made on terms substantially the same as offered in comparable transactions to other persons. The FRA imposes additional limitations on loans to executive officers.

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

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank’s current annual assessment rate is approximately 8.6 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the deposit insurance funds during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

For net transaction accounts in 2015, the first $14.5 million (which may be adjusted by the FRB) was exempt from reserve requirements. A 3% reserve ratio was assessed on net transaction accounts over $14.5 million up to and including $103.6 million (which may be adjusted by the FRB). A 10% reserve ratio was assessed on net transaction accounts in excess of $103.6 million (which may be adjusted by the FRB). The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2015, the Bank had FHLBB stock of $3.2 million and FHLBB advances of $27.0 million.

No market exists for shares of the FHLBB and, therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.

Small Business Lending Fund

Treasury’s SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.

Salisbury elected to participate in Treasury’s SBLF program and on August 25, 2011, Salisbury sold to the Secretary of the Treasury $16 million of its Series B Preferred Stock under the SBLF program, and simultaneously repurchased all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of TARP. All of the proceeds from the sale of its Series B Preferred Stock were treated as Tier 1 Capital for regulatory purposes.

The Series B Preferred Stock paid noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2015 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock would have been 1.0%. Salisbury redeemed all of its Series B Preferred Stock in December 2015 prior to the scheduled increase in the dividend rate on such securities. Commencing with the second quarter of 2016, four and one-half years from its issuance, the dividend rate would have been fixed at 9.0% per annum.

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

USA PATRIOT Act

Under the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. Salisbury has in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and has implemented internal practices, procedures, and controls to comply with anti-money laundering requirements.

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

Regulation E also provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions and prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer's account on the consumer's opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions. Salisbury does not provide an overdraft service with respect to one time point-of-sale or ATM transactions.

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential	25-26
II.	Investment Portfolio	32, 61-63
III.	Loan Portfolio	33-40, 63-75
IV.	Summary of Loan Loss Experience	27-29, 71-75
V.	Deposits	40, 77
VI.	Return on Equity and Assets	22
VII.	Short-Term Borrowings	40, 77

Item 1A.	RISK FACTORS

Salisbury is the registered bank holding company for the Bank, its wholly-owned subsidiary. Salisbury's business and activity is currently limited to the holding of the Bank's outstanding capital stock, and the Bank is Salisbury's primary investment.

An investment in Salisbury common stock entails certain risks, some of which are inherent in the financial services industry and others of which are more specific to the Bank’s business. Salisbury considers the most significant factors of which we are aware affecting risk in Salisbury common stock as those that are set forth below. These are not the only risks of an investment in Salisbury common stock, and none of the factors set forth below relates to the personal circumstances of individual investors. Investors should read this entire Form 10-K, as well as other documents and exhibits that are incorporated by reference in the 10-K and that have been filed with the SEC, in order to better understand these risks and to evaluate investment in Salisbury common stock.

Changes in interest rates and spreads could have a negative impact on earnings and financial condition.

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

However, changes in interest rates still may have an adverse effect on Salisbury’s profitability. For example, high interest rates could also affect the volume of loans that Salisbury originates, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower rate, to accounts with a higher rate, or experience customer attrition due to competitor pricing or disintermediation. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Salisbury is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Salisbury’s net interest margin will decline.

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

Salisbury’s securities portfolio performance in difficult market conditions could have adverse effects on Salisbury’s results of operations.

Under GAAP, Salisbury is required to review Salisbury’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, Salisbury’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require Salisbury to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to Salisbury’s earnings. Market volatility may make it extremely difficult to value certain securities of Salisbury. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require Salisbury to recognize further impairments in the value of Salisbury’s securities portfolio, which may have an adverse effect on Salisbury’s results of operations in future periods.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2015, Salisbury had $12.6 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

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

Salisbury’s success depends, in large part, on its ability to attract and retain key people. Competition for people with specialized knowledge and skills can be intense, and Salisbury may not be able to hire people or to retain them. The unexpected loss of services of one or more of Salisbury’s key personnel could have a material adverse impact on the business because of their skills, knowledge of the market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

If customer information was to be misappropriated and used fraudulently, due to a breach of our systems, or those of third party vendors or service providers, including as a result of cyberattacks, Salisbury could be exposed to potential liability and reputation risk as well as increased costs.

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

The banking industry experienced unprecedented turmoil in the past as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession. Continuing measures taken by the Government in an effort to stabilize the economy may have unintended consequences, and there can be no assurance that Salisbury will not be impacted by current market uncertainty in a way it cannot currently predict or mitigate.

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

Salisbury does not directly own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through thirteen full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, Poughkeepsie, and Red Oaks Mill, New York. The Bank’s trust and wealth advisory services division is located in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and six of its branch offices and currently leases six branch offices.

The Company acquired one branch in Sharon, Connecticut from Union Savings Bank on June 6, 2014, and the acquisition of Riverside Bank on December 5, 2014 added four additional full-service branch offices.

For additional information, see Note 7, “Bank Premises and Equipment,” and Note 18, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	—
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	—
Salisbury Office	18 Main Street, Salisbury, CT	Owned	—
Sharon Office	5 Gay Street, Sharon, CT	Owned	—
Canaan Operations	94 Main Street, Canaan, CT	Owned	—
Canaan Office	100 Main Street, Canaan, CT	Owned	—
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/10/16
Sheffield Office	640 North Main, Street, Sheffield, MA	Owned	—
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	4/30/29
Millerton Office	87 Main Street, Millerton, NY	Owned	—
Poughkeepsie Office	11 Garden Street, Poughkeepsie, NY	Owned	—
Fishkill Office	1004 Main Street, Fishkill, NY	Leased	12/31/20
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	7/31/23
Newburgh Office	52 Route 17K, Newburgh, NY	Leased	3/31/18
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	8/01/17
Item 3.	LEGAL PROCEEDINGS

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

On September 15, 2014, Christophersen moved to open the Judgment, which motion was denied by order of the Court dated September 30, 2014.  On October 3, 2014, Christophersen filed an Appeal of the Judgment and of the denial of his motion to reopen.   Salisbury Bank moved to dismiss the Appeal on October 24, 2014, on grounds that Christophersen cannot represent the Trust as he is not an attorney, and that Christophersen in his individual capacity does not have any interest in the Appeal.  On December 17, 2014, such motion was granted in part and dismissed in part, but the decision was moot because counsel submitted an appearance on behalf of the Trust on December 29, 2014.   On January 20, 2015, Christophersen filed a motion for reconsideration, which motion was denied by order of the Appellate Court on February 10, 2015.

The parties submitted briefs and oral arguments were heard on January 7, 2016. On March 1, 2016, the Appellate Court affirmed the trial court’s judgment and remanded the case for the setting of new Law Days. Subsequently, the defendant filed an application for review with the Connecticut Supreme Court, which denied Mr. Christophersen’s Petition For Certification on March 23, 2016. The case will be remanded to the trial court to set new law days.

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

Holders

There were approximately 2,141 holders of record of the common stock of Salisbury as of March 1, 2016. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2015	2014	2013	2012	2011
Statement of Income
Interest and dividend income	$34,571	$22,855	$21,750	$22,658	$24,044
Interest expense	3,026	2,704	3,062	4,282	5,559
Net interest and dividend income	31,545	20,151	18,688	18,376	18,485
Provision for loan losses	917	1,134	1,066	1,070	1,440
Gains on securities, net	192	—	—	279	11
Trust and wealth advisory	3,265	3,295	3,074	2,945	2,548
Service charges and fees	3,070	2,473	2,298	2,189	2,090
Gains on sales of mortgage loans, net	274	64	579	1,596	687
Mortgage servicing, net	1	94	35	(21)	65
Other	510	326	319	326	255
Non-interest income	7,312	6,252	6,305	7,314	5,656
Non-interest expense	25,920	22,138	18,935	19,554	17,639
Income before income taxes	12,020	3,131	4,992	5,066	5,062
Income tax provision	3,563	610	909	989	950
Net income	8,457	2,521	4,083	4,077	4,112
Net income available to common shareholders	8,299	2,355	3,922	3,861	3,588
Financial Condition
Total assets	$891,192	$855,427	$587,109	$600,813	$609,284
Loans receivable, net	699,018	673,330	438,178	388,758	370,766
Allowance for loan losses	5,716	5,358	4,683	4,360	4,076
Securities	79,870	94,827	99,831	132,034	161,876
Deposits	754,533	715,426	477,369	491,215	471,306
Federal Home Loan Bank of Boston advances	26,979	28,813	30,411	31,980	54,615
Repurchase agreements	3,914	4,163	2,554	1,784	12,148
Subordinated debt, net of issuance cost	9,764	—	—	—	—
Total shareholders' equity	90,574	101,821	72,790	71,997	66,862
Non-performing assets	16,265	10,892	7,549	10,104	10,820
Per Common Share Data
Earnings, basic	$3.04	$1.32	$2.30	$2.28	$2.12
Earnings, diluted	3.02	1.32	2.30	2.28	2.12
Cash dividends paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	27.69	25.83	27.12	26.85	23.69
Statistical Data
Net interest margin (taxable equivalent)	3.99%	3.64%	3.57%	3.45%	3.51%
Efficiency ratio (taxable equivalent)	63.03	78.41	70.70	69.38	68.16
Effective tax rate	29.64	19.49	18.21	19.49	18.80
Return on average assets	0.94	0.37	0.66	0.64	0.61
Return on average common shareholders' equity	9.36	3.88	7.01	7.22	7.26
Dividend payout ratio	36.82	81.43	48.83	49.02	52.70
Allowance for loan losses to loans receivable, gross	0.81	0.79	1.06	1.11	1.09
Non-performing assets to total assets	1.82	1.45	1.29	1.68	1.78
Tier 1 leverage capital	8.56	12.31	10.65	9.87	9.45
Total risk-based capital	13.51	14.27	16.46	16.63	15.97
Weighted average common shares outstanding, basic	2,706	1,764	1,691	1,690	1,689
Weighted average common shares outstanding, diluted	2,723	1,765	1,691	1,690	1,689

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Salisbury’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements, which, along with this Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

Management evaluates goodwill and identifiable intangible assets for impairment annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on the results of operations.

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

OVERVIEW AND HIGHLIGHTS

Selected 2015 highlights are as follows:

•	Net income available to common shareholders was $8.3 million, or $3.04 per common share, for December 31, 2015, compared with $2.4 million, or $1.32 per common share, for December 31, 2014
•	Redemption of $16 million of Senior Non-Cumulative Perpetual Preferred Stock and a $10 million private placement of subordinated debt
•	Total assets increased $36 million, or 4.2%, as compared with December 2014
•	Total deposits increased $39 million, or 5.5% as compared with December 2014
•	Book value per share of $33.13 increased $1.59, or 5% as compared with December 2014
•	Tangible book value per share of $ 27.69 increased $1.85, or 7% as compared with December 2014
•	Earnings per share increased from 2014 by $1.72, or 130%, to $3.04

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2015 and 2014

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $11,304,000 in 2015 over 2014. The net interest margin increased 35 basis points to 3.99% from 3.64%, due to a 26 basis point increase in the average yield on interest-earning assets and a 9 basis point decline in the average cost of interest-bearing liabilities. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Loans (a)(d)(f)	$687,755	$473,706	$419,193	$32,208	$20,041	$18,250	4.68%	4.23%	4.35%
Securities (c)(d)	78,420	86,956	106,603	3,359	3,980	4,650	4.28	4.58	4.36
FHLBB stock	3,430	4,343	5,417	89	71	21	2.59	1.63	0.39
Short term funds (b)	50,870	24,407	26,281	120	58	67	0.24	0.24	0.25
Total earning assets	820,475	589,412	557,494	35,776	24,150	22,988	4.36	4.10	4.12
Other assets	60,319	41,737	37,966
Total assets	$880,794	$631,149	$595,460
Interest-bearing demand deposits	$121,431	$84,212	$75,185	311	266	278	0.26	0.32	0.37
Money market accounts	177,956	130,618	128,951	472	299	330	0.27	0.23	0.26
Savings and other	125,181	116,524	106,224	220	204	206	0.18	0.18	0.19
Certificates of deposit	134,577	87,516	88,352	841	696	999	0.62	0.80	1.13
Total interest-bearing deposits	559,145	418,870	398,712	1,844	1,465	1,813	0.33	0.35	0.45
Repurchase agreements	4,111	4,598	3,035	7	8	6	0.17	0.18	0.19
Capital lease	423	424	—	70	47	—	16.57	11.08	0.00
Note payable	138	—	—	6	—	—	4.62	0.00	0.00
Subordinated Debt (net of issuance costs)	594	—	—	35	—	—	5.84	0.00	0.00
FHLBB advances	27,827	30,214	31,176	1,064	1,184	1,243	3.82	3.92	3.99
Total interest-bearing liabilities	592,238	454,106	432,923	3,026	2,704	3,062	0.51	0.60	0.71
Demand deposits	178,943	96,199	84,416
Other liabilities	5,043	4,058	6,162
Shareholders’ equity	104,570	76,786	71,959
Total liabilities & shareholders’ equity	$880,794	$631,149	$595,460
Net interest income (f)				$32,750	$21,446	$19,926
Spread on interest-bearing funds							3.85	3.50	3.41
Net interest margin (e)							3.99	3.64	3.57

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $1,205,000, $1,295,000 and $1,238,000, respectively for 2015, 2014 and 2013 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2015 reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $2.7 million.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2015 versus 2014			2014 versus 2013
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$9,540	$2,627	$12,167	$2,341	$(550)	$1,791
Securities	(378)	(243)	(621)	(878)	208	(670)
FHLBB stock	(19)	37	18	(11)	61	50
Short term funds	60	2	62	(4)	(5)	(9)
Interest-earning assets	9,203	2,423	11,626	1,448	(286)	1,162
Deposits	572	(193)	379	46	(394)	(348)
Repurchase agreements	(1)	—	(1)	3	(1)	2
Capital lease	—	23	23	24	23	47
Note payable	3	3	6	—	—	—
Subordinated Debt	18	17	35	—	—	—
FHLBB advances	(92)	(28)	(120)	(37)	(22)	(59)
Interest-bearing liabilities	500	(178)	322	36	(394)	(358)
Net change in net interest income	$8,703	$2,601	$11,304	$1,412	$108	$1,520

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

Interest and Dividend Income

Tax equivalent interest and dividend income increased $11.6 million, or 48.1%, to $35.8 million in 2015.

Loan income increased $12.2 million, or 60.7%, primarily due to a $214.0 million, or 45.2%, increase in average loans and a 45 basis point increase in average yield. Interest income for 2015 reflects purchase accounting adjustments consisting of net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $2.7 million.

Tax equivalent interest and dividend income from securities decreased $621,000, or 15.6%, in 2015, as a result of an $8.5 million decrease in average security balances, and a 30 basis point decrease in average yield. Contributing factors to the lower yield includes the maturity, sale, call or pay down of lower yielding securities resulting in a remaining mix of lower yielding securities in the portfolio. Interest from short term funds increased $62,000 in 2015 as a result of a $26.5 million increase in average short term balances.

Interest Expense

Interest expense increased $322,000, or 11.9%, to $3.0 million in 2015.

Interest expense on interest bearing deposit accounts increased $379,000, or 25.8%, in 2015, as a result of a $140.3 million, or 33.5%, increase in average interest bearing deposits, partially offset by a 2 basis point decline in the average rate to 0.33%. The decline in average rate was due to the decline in interest rates and changes in product mix.

Interest expense on FHLBB advances decreased $120,000, or 10.1%, due to a $2.4 million, or 7.9%, decrease in average advances as a result of scheduled maturities as well as the modification of two advances, in accordance with ASC 470-50, during the third quarter 2015. The modification extended $21 million in advances to a weighted average of 39 months. The average borrowing rate decreased to 3.82% from 3.92%.

In December 2015, Salisbury issued $10 million of subordinated debentures. Interest expense on the subordinated debt, along with issuance costs, in 2015 totaled $35,000. The proceeds of such issuance, along with cash-on-hand, were used by Salisbury to fully redeem $16 million of its outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U.S. Treasury’s SBLF program.

Provision and Allowance for Loan Losses

The provision for loan losses was $917,000 for 2015, compared with $1,134,000 for 2014. Net loan charge-offs were $559,000 and $459,000, for the respective years. The higher provision for loan losses was supported by maintaining an adequate allowance to gross loans as gross loans continue to increase.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Business Activities Loans

Years ended December 31, (dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of period	$5,337	$4,683	$4,360	$4,076	$3,920
Provision for loan losses	734	1,113	1,066	1,070	1,440
Charge -offs
Real estate mortgages	(1,045)	(512)	(700)	(573)	(985)
Commercial and industrial	(69)	(19)	(4)	(222)	(180)
Consumer	(82)	(28)	(70)	(91)	(201)
Charge-offs	(1,196)	(559)	(774)	(886)	(1,366)
Recoveries
Real estate mortgages	124	60	6	36	26
Commercial and industrial	464	16	1	38	29
Consumer	18	24	24	26	27
Recoveries	606	100	31	100	82
Net (charge-offs) recoveries	(590)	(459)	(743)	(786)	(1,284)
Balance, end of period	$5,481	$5,337	$4,683	$4,360	$4,076
Acquired Loan
Years ended December 31, (dollars in thousands)	2015	2014
Balance, beginning of period	$21	$—
Provision for loan losses	183	21
Charge-offs
Real estate mortgages	(16)	—
Charge-offs	(16)	—
Recoveries
Real estate mortgages	5	—
Commercial and industrial	34	—
Consumer	8	—
Recoveries	47	—
Net recoveries	31	—
Balance, end of period	$235	$21

Loans receivable, gross	$703,545	$677,485	$441,679	$392,086	$373,838
Non-performing loans	16,265	9,890	7,172	9,860	8,076
Accruing loans past due 30-89 days	4,499	4,128	5,374	5,629	2,460
Ratio of allowance for loan losses:
to loans receivable, gross	0.81%	0.79%	1.06%	1.11%	1.09%
to non-performing loans	35.15	54.18	65.30	44.22	50.47
Ratio of non-performing loans
to loans receivable, gross	2.31	1.46	1.62	2.51	2.16
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.64	0.61	1.22	1.44	0.66

The reserve coverage at December 31, 2015, as measured by the ratio of allowance for loan losses to gross loans, was 0.81%, as compared with 0.79% at December 31, 2014. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $6.4 million to $16.3 million, or 2.31% of gross loans receivable, at December 31, 2015, up from 1.46% at December 31, 2014. Such increase in non-performing loans is concentrated among a few specific relationships and is not considered to be generally indicative of any adverse trend. Accruing loans past due 30-89 days increased $0.4 million to $4.5 million, or 0.64% of gross loans receivable at December 31, 2015. See “Financial Condition – Loan Credit Quality” below for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

(in thousands)	December 31, 2015		December 31, 2014		December 31, 2013
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$527,905	$4,110	$457,744	$3,283	$416,734	$2,835
Potential problem loans	1,223	44	9,423	509	8,687	282
Unallocated	—	482	—	409	—	425
Collectively evaluated	529,128	4,636	467,167	4,201	425,421	3,542
Performing loans	—	—	—	—	157	69
Potential problem loans	—	—	11	—	429	19
Impaired loans	19,938	845	16,569	1,136	15,672	1,053
Individually evaluated	$19,938	$845	$16,580	$1,136	16,258	1,141
Totals	$549,066	$5,481	$483,747	$5,337	$441,679	$4,683

Acquired Loans

(in thousands)	December 31, 2015		December 31, 2014
	Loans	Allowance	Loans	Allowance
Performing loans	$148,580	$46	$187,966	$21
Potential problem loans	2,119	2	2,708	—
Unallocated	—	—	—	—
Collectively evaluated	150,699	48	190,674	21
Performing loans	—	—	—	—
Potential problem loans	—	—	—	—
Impaired loans	3,780	187	3,064	—
Individually evaluated	$3,780	$187	$3,064	$—
Totals	$154,479	$235	$193,738	$21

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

December 31,	2015		2014		2013		2012		2011
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential	$2,202	41.20%	$1,947	53.12%	$1,545	54.34%	$1,477	52.87%	$1,097	52.47%
Commercial	1,598	32.64	1,704	24.37	1,385	23.04	1,059	23.45	1,139	23.81
Construction, land & land development	188	1.67	164	1.91	226	2.11	300	2.71	409	4.75
Home equity lines of credit	354	4.98	359	7.20	393	7.92	457	9.03	382	9.27
Real estate secured	4,342	80.49	4,174	86.60	3,549	87.41	3,293	88.06	3,027	90.30
Commercial and industrial	707	17.26	597	11.25	561	10.72	499	9.94	704	7.85
Consumer	124	0.89	117	0.87	105	0.87	92	1.09	79	1.20
Municipal	61	1.36	61	1.28	43	1.00	36	0.91	24	0.65
General unallocated	482	—	409	—	425	—	440	—	242	—
Total allowance	$5,716	100.00%	$5,358	100.00%	$4,683	100.00%	$4,360	100.00%	$4,076	100.00%

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

Impaired loans and certain potential problem loans, when warranted, are individually evaluated for impairment. Impairment is measured for each individual loan, or for a borrower’s aggregate loan exposure, using either the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. A specific allowance is generally established when the collateral value or discounted cash flows of the loan is lower than the carrying value of that loan.

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2015.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Gains on securities, net	$192	$—	$—	$192	0.0%	$—	0.0%
Trust and wealth advisory	3,265	3,295	3,074	(30)	(0.9)	221	7.2
Service charges and fees	3,070	2,473	2,298	597	24.1	175	7.6
Gains on sales of mortgage loans, net	274	64	579	210	328.1	(515)	(88.9)
Mortgage servicing, net	1	94	35	(93)	(98.9)	59	168.6
Bank-owned life insurance	371	245	234	126	51.4	11	4.7
Other	139	81	85	58	71.6	(4)	(4.7)
Total non-interest income	$7,312	$6,252	$6,305	$1,060	17.0%	$(53)	(0.85)%

Non-interest income increased $1,060,000, or 16.95%, in 2015 versus 2014. Trust and Wealth Advisory revenues decreased $30,000 primarily due to decreased market values and a lower volume of assets under management, partially offset by increased estate fee income. Service charges and fees increased $597,000 mainly due to the increased volume of accounts due to the Riverside Bank merger in December 2014. Gains on sales of mortgage loans increased $210,000 due to higher volume of loans sold to the FHLBB Mortgage Partnership Finance Program. Mortgage loans sales totaled $8.4 million in 2015 versus $4.4 million in 2014. Income from servicing of mortgage loans decreased $93,000 due primarily to a slow-down in amortization and impairment charges. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $130.8 million and $138.1 million at December 31, 2015 and 2014, respectively. BOLI income increased $58,000 reflecting the BOLI investments of Riverside Bank which Salisbury obtained as a result of the Riverside Bank acquisition.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Salaries	$10,301	$8,029	$7,467	$2,272	28.3%	$562	7.5%
Employee benefits	3,729	3,136	2,804	593	18.9	332	11.8
Premises and equipment	3,541	2,831	2,398	710	25.1	433	18.1
Data processing	1,677	1,502	1,514	175	11.7	(12)	(0.8)
Professional fees	2,150	1,331	1,212	819	61.5	119	9.8
Collections, OREO, and appraisals	505	458	519	47	10.3	(61)	(11.9)
FDIC insurance	658	461	470	197	42.7	(9)	(1.9)
Marketing and community support	593	396	393	197	49.7	3	0.8
Amortization of intangible assets	652	291	222	361	124.1	69	31.1
Merger and acquisition related expenses	—	1,974	312	(1,974)	(100.00)	1,662	532.7
Other	2,114	1,729	1,624	385	22.3	105	(6.5)
Non-interest expense	$25,920	$22,138	$18,935	$3,782	17.1%	$3,203	16.9%

Non-interest expense increased $3,782,000, or 17.1%, in 2015 versus 2014. Salary expense increased $2,272,000 due to changes in staffing levels and mix, merit increases, and increased personnel related to the Riverside Bank acquisition. Employee benefit expense increased $593,000 primarily as a result of increased personnel related to the Riverside Bank merger, partially offset by one-time 2014 expenses related to the termination of the Bank’s previously frozen defined benefit pension plan. Premises and equipment expense increased $710,000 primarily as a result of the increased buildings, computers and equipment related to the Riverside Bank merger. Data processing expense increased $175,000 mainly as a result of increased volume due to the Riverside bank merger. Professional fees increased $819,000 primarily due to increased consulting (core conversion, technology support, and imaging projects), legal, and merger related auditing services. Collections, OREO and appraisal expenses increased $47,000 mainly due to delinquent real estate taxes paid on acquired loans, partially offset by lower collection costs. Amortization of intangible assets increased $361,000 reflecting the increased intangible asset related to the Sharon branch acquisition and the Riverside Bank merger. FDIC insurance increased $197,000 due to the increase in assets mainly related to the Riverside Bank merger. Marketing and community support increased $197,000 mainly related to the acquired branches. 2014 merger and acquisition related expenses were primarily related to legal fees, consulting, and data conversion expenses. All other operating expenses increased $385,000.

Income Taxes

The effective income tax rates for 2015 and 2014 were 29.64% and 19.49%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2015 or 2014, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Comparison of the Years Ended December 31, 2014 and 2013

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $1,520,000 in 2014 over 2013. The net interest margin increased 7 basis points to 3.64% from 3.57%, due to an 11 basis point decline in the average cost of interest-bearing liabilities and a 2 basis point decline in the average yield on interest-earning assets. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities.

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

Non-Interest Income

Non-interest income decreased $53,000, or 0.8%, in 2014 versus 2013. Trust and Wealth Advisory revenues increased $221,000 primarily due to increased market values and slightly higher estate fee income. Service charges and fees increased $175,000 due to increased interchange, deposit and loan servicing fees. Gains on sales of mortgage loans decreased $515,000 due to significantly lower mortgage volume of loans sold to the FHLBB Mortgage Partnership Finance Program. Mortgage loans sales totaled $4.4 million in 2014 versus $18.7 million in 2013. Income from servicing of mortgage loans increased $59,000 due primarily to a slow-down in amortization. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $138.1 million and $146.3 million at December 31, 2014 and 2013, respectively. BOLI income increased $11,000 due to an increase in coverage previously provided by Riverside Bank.

Non-Interest Expense

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

Overview

Assets

During 2015, Salisbury’s assets increased by $35.8 million to $891.2 million, while loans increased $25.7 million at December 31, 2015. At December 31, 2015, Salisbury’s tangible book value per common share was $27.69 and Tier 1 leverage and total risk-based capital ratios were 8.56% and 13.51%, respectively. As of December 31, 2015, the Bank was categorized as "well capitalized."

Securities and Short Term Funds

During 2015, securities decreased $14.9 million to $79.9 million, while short-term funds (interest-bearing deposits with other banks) increased $24.4 million to $47.2 million. The carrying values of securities are as follows:

Years ended December 31, (dollars in thousands)	2015	2014	2013
Available-for-Sale
U.S. Treasury notes	$2,541	$2,806	$2,657
U.S. Government agency notes	498	5,874	2,590
Municipal bonds	30,385	40,352	40,437
Mortgage-backed securities	32,202	27,709	33,892
Collateralized mortgage obligations	6,962	9,275	11,888
SBA bonds	3,096	4,465	2,230
Other	1,010	831	797
Non-Marketable
FHLBB stock	3,176	3,515	5,340
Total Securities	$79,870	$94,827	$99,831

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at December 31, 2015.

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

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2015	$1,867	$1,419	$1,772
December 31, 2014	2,452	1,968	2,369
December 31, 2013	3,093	2,534	2,724

Accumulated other comprehensive income at December 31, 2015 included net unrealized holding gains, net of tax, of $1.1 million, which is a decrease of $1.0 million from December 31, 2014.

Loans

During 2015, net loans receivable increased $25.7 million, or 3.8%, to $699.0 million at December 31, 2015. Portfolio growth during 2015 reflects Salisbury’s strong market presence.

Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2015, Salisbury originated $48.0 million of residential mortgage loans and $8.1 million of home equity loans for the portfolio, compared with $52.1 million and $6.1 million, respectively, in 2014. During 2015, total residential mortgage and home equity loans receivable grew by $12.5 million to $324.9 million at December 31, 2015, and represent 46.2% of loans receivable. During 2015, Salisbury’s residential mortgage lending department also originated and sold $8.4 million of residential mortgage loans, compared with $4.4 million during 2014. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounting to $6.3 million at December 31, 2015, represent 0.9% of loans receivable.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients’ credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $121.1 million of commercial loans during 2015. During 2015, total commercial real estate, commercial and industrial and municipal loans increased $11.8 million to $372.4 million at December 31, 2015, and represent 53.3% of loans receivable.

The principal categories of loans receivable and loans held-for-sale are as follows:

Business Activities Loans

December 31, (in thousands)	2015	2014	2013	2012	2011
Residential 1-4 family	$261,495	$252,258	$231,113	$198,552	$187,676
Residential 5+ multifamily	6,411	5,556	4,848	3,889	3,187
Construction of residential 1-4 family	7,998	2,004	1,876	2,379	5,305
Home equity lines of credit	35,017	34,627	34,139	34,162	34,621
Residential real estate	310,921	294,445	271,976	238,982	230,789
Commercial	129,446	98,498	91,853	87,382	81,958
Construction of commercial	6,525	18,602	10,948	5,823	7,069
Commercial real estate	135,971	117,100	102,801	93,205	89,027
Farm land	3,193	3,239	3,402	4,320	4,925
Vacant land	8,563	9,342	9,067	9,926	12,828
Real estate secured	458,648	424,126	387,246	346,433	337,569
Commercial and industrial	74,657	49,204	46,292	38,094	29,358
Municipal	9,566	6,083	4,252	3,378	2,415
Consumer	6,195	4,334	3,889	4,181	4,496
Loans receivable, gross	549,066	483,747	441,679	392,086	373,838
Deferred loan origination fees and costs, net	1,189	1,203	1,182	1,032	1,004
Allowance for loan losses	(5,481)	(5,337)	(4,683)	(4,360)	(4,076)
Loans receivable, net	$544,774	$479,613	$438,178	$388,758	$370,766
Loans held-for-sale
Residential 1-4 family	$763	$568	$173	$1,879	$948

Acquired Loans

December 31, (in thousands)	2015	2014
Residential 1-4 family	$7,799	$9,223
Residential 5+ multifamily	6,136	8,735
Construction of residential 1-4 family	—	—
Home equity lines of credit	—	—
Residential real estate	13,935	17,958
Commercial	88,829	97,899
Construction of commercial	4,874	9,045
Commercial real estate	93,703	106,944
Farm land	—	—
Vacant land	—	—
Real estate secured	107,638	124,902
Commercial and industrial	46,764	68,714
Municipal	—	—
Consumer	77	122
Loans receivable, gross	154,479	193,738
Deferred loan origination fees and costs, net	—	—
Allowance for loan losses	(235)	(21)
Loans receivable, net	$154,244	$193,717
Loans held-for-sale
Residential 1-4 family	$—	$—

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2015 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Residential	$6,408	$12,340	$271,091	$289,839
Home equity lines of credit	1,049	737	33,231	35,017
Commercial	15,913	63,809	138,553	218,275
Construction of commercial	6,376	695	4,328	11,399
Land	2,931	1,758	7,067	11,756
Real estate secured	32677	79,339	454,270	566,286
Commercial and industrial	35,567	36,634	49,220	121,421
Municipal	2,942	1,119	5,505	9,566
Consumer	522	4,111	1,639	6,272
Loans receivable, gross	$71,708	$121,203	$510,634	$703,545

The composition of loans receivable due after one year with either fixed, variable or adjustable interest rates is as follows:
December 31, 2015 (in thousands)	Fixed interest rates	Variable or adjustable interest rates
Residential	$130,305	$153,126
Home equity lines of credit	—	33,968
Commercial	115,172	87,190
Construction of commercial	2,193	2,830
Land	47	8,778
Real estate secured	247,717	285,892
Commercial and industrial	49,194	36,660
Municipal	4,251	2,373
Consumer	4,880	870
Loans receivable, gross	$306,042	$325,795

Loan Credit Quality

During 2015, total impaired and potential problem loans decreased by $4.6 million to $27.1 million, or 3.9% of gross loans receivable at December 31, 2015, from $31.7 million, compared to 4.7% of gross loans receivable at December 31, 2014.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

Business Activities Loans

December 31, (in thousands)	2015	2014
Pass	$514,154	$430,316
Special mention	13,751	27,428
Performing loans	527,905	457,744
Substandard	1,223	9,434
Doubtful	—	—
Potential problem loans	1,223	9,434
Pass
Troubled debt restructured loans, accruing	2,874	442
All other non-accrual loans	85	—
Special mention
Troubled debt restructured loans, accruing	2,532	2,610
Substandard
Troubled debt restructured loans, accruing	1,305	6,044
Troubled debt restructured loans, non-accrual	3,044	628
All other non-accrual loans	10,006	6,752
Doubtful
Troubled debt restructured loans, accruing	92	93
Impaired loans	19,938	16,569
Loans receivable, gross	$549,066	$483,747

Acquired Loans

December 31, (in thousands)	2015	2014
Pass	$143,412	$182,455
Special mention	5,085	5,511
Performing loans	148,497	187,966
Substandard	2,119	2,708
Doubtful	83	—
Potential problem loans	2,202	2,708
Pass
Troubled debt restructured loans, accruing	—	—
Special mention
Troubled debt restructured loans, accruing	—	—
Substandard
Troubled debt restructured loans, accruing	742	571
Troubled debt restructured loans, non-accrual	—	—
All other non-accrual loans	3,038	1,967
Doubtful
Troubled debt restructured loans, accruing	—	—
Troubled debt restructured loans, non-accrual	—	—
All other non-accrual loans	—	526
Impaired loans	3,780	3,064
Loans receivable, gross	$154,479	$193,738

Changes in impaired and potential problem loans are as follows:

	2015				2014
Years ended December 31,	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-	Accruing	problem		Non-	Accruing	problem
	accrual		loans	Total	accrual		loans	Total
Net loans placed on non-accrual status	$9,695	$(3,181)	$(3,591)	$2,923	$6,356	$(378)	$(1,176)	$4,802
Loans restored to accrual status	(1,178)	426	748	(4)	(856)	739	—	(117)
Loan risk rating downgrades to substandard	—	—	88	88	—	—	5,941	5,941
Loan risk rating upgrades from substandard	—	—	(4,379)	(4,379)	—	—	—	—
Loan repayments	(1,288)	(555)	(789)	(2,632)	(1,745)	(593)	(1,235)	(3,573)
Loan charge-offs (less charge offs for delinquent taxes)	(825)	—	—	(825)	(291)	(6)	(24)	(321)
Increase (decrease) in troubled debt restructuring	—	1,094	(766)	328	—	1,499	(480)	1,019
Real estate acquired in settlement of loans	(103)	—	—	(103)	(764)	—	—	(764)
Increase (decrease) in loans	$6,301	$(2,216)	$(8,689)	$(4,604)	$2,700	$1,261	$3,026	$6,987

Credit risk remained a focus of management’s attention during 2015. There was a decrease in total impaired and potential problem loans, down $4.6 million in 2015. Net loans placed on non-accrual status, due to payment and financial performance, decreased to $2.9 million in 2015 from $4.8 million in 2014. Loans restored to accrual status decreased slightly compared to $0.1 million in 2014. Downgrades in loan risk ratings to substandard increased to $0.1 million in 2015 from $5.9 million in 2014. $4.4 million in loans were upgraded from substandard in 2015 compared to no upgrades in 2014. Loan repayments decreased to $2.6 million in 2015 from $3.6 million in 2014. Loan charge-offs, primarily due to collateral deficiencies increased to $0.8 million in 2015 from $0.3 million in 2014. Troubled debt restructures decreased to $0.3 million in 2015 from $1.0 million in 2014. Real estate acquired in settlement of loans decreased to $0.1 million in 2015 from $0.8 million in 2014.

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

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

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

Impaired Loans

Impaired loans increased $4.1 million during 2015 to $23.7 million, or 3.37% of gross loans receivable at December 31, 2014, from $19.6 million, or 2.89% of gross loans receivable at December 31, 2014.

December 31, (in thousands)	2015	2014	2013
Troubled debt restructurings, accruing	$7,544	$9,760	$8,500
Troubled debt restructurings, non-accrual	3,044	628	1,753
All other non-accrual loans	13,130	9,245	5,419
Impaired loans	$23,718	$19,633	$15,672

Non-Performing Assets

Non-performing assets increased $5.4 million to $16.3 million at December 31, 2015, or 1.82% of assets, from $10.9 million or 1.27% of assets at December 31, 2014. The components of non-performing assets are as follows:

December 31, (in thousands)	2015	2014	2013	2012	2011
Commercial	$4,611	$3,150	$1,857	$2,235	$2,337
Vacant land	2,855	2,862	2,870	3,995	3,658
Farm land	1,031	384	384	—	—
Residential 1-4 family	6,446	3,007	1,525	3,024	1,240
Residential 5+ multifamily	89	89	—	—	—
Home equity lines of credit	601	348	402	442	173
Real estate secured	15,633	9,840	7,038	9,696	7,408
Commercial and industrial	461	33	134	164	668
Consumer	80	—	—	—	—
Non-accrual loans	16,174	9,873	7,172	9,860	8,076
Accruing loans past due 90 days and over	90	17	—	—	—
Non-performing loans	16,264	9,890	7,172	9,860	8,076
Real estate acquired in settlement of loans, net	—	1,002	377	244	2,744
Non-performing assets	$16,264	$10,892	$7,549	$10,104	$10,820

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Income in accordance with original terms	$1,416	$680	$551
Income recognized	327	48	64
Reduction in interest income	$1,089	$632	$487

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2015	2014	2013
Current	$4,496	$1,268	$1,274
Past due 1-29 days	362	586	241
Past due 30-59 days	306	54	134
Past due 60-89 days	27	214	254
Past due 90-179 days	1,320	1,464	588
Past due 180 days and over	9,753	6,304	4,681
Total non-performing loans	$16,264	$9,890	$7,172

At December 31, 2015, 27.64% of non-accrual loans were current with respect to loan payments, compared with 12.81% at December 31, 2014. Loans past due 180 days and over include one loan of $2.8 million secured by vacant residential land where Salisbury initiated a foreclosure action that is discussed in Item 3 of Part I, Legal Proceedings of this Form 10-K.

On a combined basis, the five largest non-performing loan relationships account for 48% of the non-performing assets while the combined ten largest loan relationships account for 66% of total non-performing assets. Accordingly asset quality issues are confined to a small number of relationships and management does not consider them to be systemic. All of the ten largest non-performing relationships are secured by real estate and seven of these are actively moving through the legal process. Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.2 million in 2015 to $10.6 million, or 1.50% of gross loans receivable, from $10.4 million, or 1.54% of gross loans receivable at December 31, 2014. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2015	2014	2013
Residential 1-4 family	$4,351	$4,748	$4,956
Home equity lines of credit	118	48	48
Personal	222	—	22
Vacant land	122	235	225
Commercial	2,666	4,065	2,691
Real estate secured	7,479	9,096	7,942
Commercial and industrial	65	664	558
Accruing troubled debt restructured loans	7,544	9,760	8,500
Residential 1-4 family	1,149	295	999
Home equity lines of credit	—	88	40
Commercial	1,554	235	608
Vacant land	—	—	—
Real estate secured	2,703	618	1,647
Commercial and Industrial	341	10	106
Non-accrual troubled debt restructured loans	3,044	628	1,753
Troubled debt restructured loans	$10,588	$10,388	$10,253

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2015	2014	2013
Current	$6,771	$6,514	$6,559
Past due 1-29 days	453	2,704	1,490
Past due 30-59 days	320	542	95
Past due 60-89 days	—	—	356
Accruing troubled debt restructured loans	7,544	9,760	8,500
Current	1,810	49	999
Past due 1-29 days	—	—	241
Past due 30-59 days	28	—	64
Past due 60-89 days	—	10	—
Past due 90-179 days	1,206	333	449
Past due 180 days and over	—	236	—
Non-accrual troubled debt restructured loans	3,044	628	1,753
Total troubled debt restructured loans	$10,588	$10,388	$10,253

At December 31, 2015, 81.04% of troubled debt restructured loans were current with respect to loan payments, as compared with 63.18% at December 31, 2014.

Past Due Loans

Loans past due 30 days or more increased $3.7 million during 2015 to $15.9 million, or 2.26% of gross loans receivable at December 31, 2015, compared with $12.2 million, or 1.80% of gross loans receivable at December 31, 2014. The components of loans past due 30 days or greater are as follows:

December 31, (in thousands)	2015	2014	2013
Past due 30-59 days	$3,533	$2,295	$2,535
Past due 60-89 days	966	1,834	2,840
Past due 90-179 days	—	17	—
Past due 180 days+	90	—	—
Accruing loans	4,589	4,146	5,375
Past due 30-59 days	306	54	133
Past due 60-89 days	27	214	254
Past due 90-179 days	1,320	1,447	588
Past due 180 days and over	9,663	6,305	4,681
Non-accrual loans	11,316	8,020	5,656
Total loans past due 30 days and over	$15,905	$12,166	$11,031

Potential Problem Loans

Potential problem loans decreased $8.8 million during 2015 to $3.3 million or 0.48% of gross loans receivable at December 31, 2015, compared with $12.1 million, or 1.78% of gross loans receivable at December 31, 2014. The components of potential problem loans are as follows:

December 31, (in thousands)	2015	2014	2013
Residential 1-4 family	$655	$2,829	$1,528
Residential 5+ multifamily	—	975	975
Construction of residential 1-4 family	—	—	—
Home equity lines of credit	150	786	890
Residential real estate	805	4,590	3,393
Commercial	2,030	5,139	4,036
Construction of commercial	—	450	589
Commercial real estate	2,030	5,589	4,625
Farm land	—	723	751
Vacant land	23	66	44
Real estate secured	2,858	10,968	8,813
Commercial and industrial	478	1,146	288
Consumer	6	28	15
Other classified loans receivable	$3,342	$12,142	$9,116

The past due status of potential problem loans is as follows:

December 31, (in thousands)	2015	2014	2013
Current	$2,716	$8,302	$7,646
Past due 1-29 days	229	2,416	189
Past due 30-59 days	150	100	298
Past due 60-89 days	247	1,324	983
Total potential problem loans	$3,342	$12,142	$9,116

At December 31, 2015, 81.27% of potential problem loans were current with respect to loan payments, as compared with 68.08% at December 31, 2014.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provision for loan losses.

Deposits and Borrowings

Deposits during 2015 increased $39.1 million, or 5.5%, to $754.5 million at December 31, 2015, compared with $715.4 million at December 31, 2014. Retail repurchase agreements decreased $0.2 million during 2015 to $3.9 million at December 31, 2015, compared with $4.2 million at December 31, 2014. Total deposits at December 31, 2015 include a single relationship totaling $28.5 million, or 3.78% of total deposits.

Scheduled maturities of time certificates of deposit in denominations of $250,000 or more are as follows:

December 31, 2015 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $250,000 and over	$2,520	$2,624	$2,929	$3,195	$11,268

FHLBB advances decreased $1.8 million during 2015 to $27.0 million at December 31, 2015, compared with $28.8 million at December 31, 2014. The decreases were due to amortizing payments of advances, maturities of advances that were not renewed, and in accordance with ASC 470-50 for two advances which were modified during the quarter ending September 30, 2015. The modification extended $21 million in advances a weighted average 39 months.

Subordinated Debentures

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed to Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $500 thousand to certain of Salisbury’s related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. The notes are redeemable, without penalty, on or after December 15, 2020 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury’s payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

Subordinated debentures totaled $9.764 million at December 31, 2015, which includes $236 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.24%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2015 include operating leases, a capital lease, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 18 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2015. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2015 (in thousands) By Remaining Maturity	Within 1 year	Within 1-3 years	Within 4-5 years	After 5 years	Total
Residential	$819	$1,033	$500	$4,268	$6,620
Home equity lines of credit	86	90	250	25,486	25,912
Commercial	7,891	479	845	4,707	13,922
Land	—	—	—	218	218
Real estate secured	8,796	1,602	1,595	34,679	46,672
Commercial and industrial	37,976	7,732	955	21,062	67,725
Municipal	540	—	—	250	790
Consumer	—	—	—	1,507	1,507
Unadvanced portions of loans	47,312	9,334	2,550	57,498	116,694
Commitments to originate loans	37,688	—	—	—	37,688
Standby letters of credit	1,304	96	—	1	1,401
Total	$86,304	$9,430	$2,550	$57,499	$155,783

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At December 31, 2015, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 22.67%, up from 17.95% at December 31, 2014. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2015 provided net cash of $8.4 million. Investing activities utilized net cash of $10.3 million, principally from sales, calls and maturities of securities of $29.8 million, offset by purchases of securities available-for-sale of $16.4 million and net loan originations and purchases of $24.5 million. Financing activities provided net cash of $28.0 million, principally from a net deposit and issuance of subordinated debt increase of $49.5 million, offset by payoff of SBLF preferred stock, repurchase agreements, repayment, modifications, and maturities of FHLBB advances of $18.0 million and cash dividend payments, on common and preferred stock, of $3.3 million.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity decreased $11.2 million in 2015 to $90.6 million at December 31, 2015. Contributing to the decrease in shareholders’ equity for 2015 was an other comprehensive loss of $1.0 million, retirement of SBLF preferred stock of $16.0 million, and common and preferred stock dividends of $3.0 million and $0.2 million, respectively. The decrease was offset in part by net income of $8.5 million, and common stock issuance of $0.5 million.

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

The Series B Preferred Stock paid noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ended September 30, 2011 and each of the next nine quarterly dividend periods the Series B Preferred Stock is outstanding was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend period ended December 31, 2015, was 1.0%. For the eleventh quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock will be 1.0% and after four and one-half years from its issuance the dividend rate would have been fixed at 9.0% per annum. In December 2015, Salisbury issued $10 million of subordinated debentures and used the proceeds along with other cash-on-hand to redeem all of the Series B Preferred Stock.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows at December 31, 2015 and 2014 under the regulatory capital rules then in effect:

	Minimum for		Well
	Capital Adequacy		Capitalized		December 31, 2015		December 31, 2014
	2015	2014	2015	2014	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	13.51%	13.10%	14.27%	12.75%
Common Equity Tier 1 Capital	4.50	N/A	6.50	N/A	11.17	12.23	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	6.00	4.00	8.00	6.00	11.17	12.23	13.38	11.86
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	8.56	9.37	12.31	10.95

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 8% or above, a Common Equity to Tier 1 ratio of 6.5% or above, and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank’s safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank and Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of December 31, 2015, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During 2015 and 2014, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $3,054,000 and $1,918,000, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 26, 2016 to shareholders of record on February 12, 2016. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

During 2015, Salisbury declared Series B Preferred Stock dividends of $158,000 to the Treasury. In December 2015, Salisbury redeemed all $16 million shares of its Series B Preferred Stock and, therefore, will not have to pay future dividends to the Treasury with respect to such stock.

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised March 30, 2009, states that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital position.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on Salisbury’s consolidated financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury’s consolidated financial statements and related notes thereto presented elsewhere in this Form 10-K are prepared in conformity with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike some other types of companies, the financial nature of Salisbury’s consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect Salisbury to some extent because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. There is no precise method, however, to measure the effects of inflation on the Company’s consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation. Although not a material factor in recent years, inflation could impact earnings in future periods.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2015 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2015, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 50 basis points for short term rates to 127 basis points for the 10-year Treasury; and (4) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2015, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2015.

December 31, 2015 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates +300bp (static growth assumptions)	(2.41)%	4.56%
Immediately falling interest rates (static growth assumptions)	(2.17)	(4.47)
Immediately rising interest rates +200bp (static growth assumptions)	(0.87)	4.74

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

December 31, 2015 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(19)	$(30)
U.S. Government agency notes	(9)	(19)
Municipal bonds	(1,133)	(2,163)
Mortgage backed securities	(838)	(1,862)
Collateralized mortgage obligations	(123)	(271)
SBA pools	(13)	(27)
Other	(11)	(21)
Total available-for-sale debt securities	$(2,146)	$(4,393)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	46-47
Consolidated Balance Sheets	48
Consolidated Statements of Income	49
Consolidated Statements of Comprehensive Income	50
Consolidated Statements of Changes in Shareholders' Equity	50
Consolidated Statements of Cash Flows	51-52
Notes to Consolidated Financial Statements	53-95

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Salisbury Bancorp, Inc.

Lakeville, Connecticut

We have audited the accompanying consolidated balance sheet of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes

      Limited Liability Company

Peabody, Massachusetts

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Salisbury Bancorp, Inc.

Lakeville, Connecticut

We have audited the accompanying consolidated balance sheet of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.

      Shatswell, MacLeod & Company, P.C.

Peabody, Massachusetts

March 30, 2015

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

Years ended December 31, (dollars in thousands, except par value)	2015	2014
ASSETS
Cash and due from banks	$14,891	$13,280
Interest bearing demand deposits with other banks	47,227	22,825
Total cash and cash equivalents	62,118	36,105
Securities
Available-for-sale at fair value	76,694	91,312
Federal Home Loan Bank of Boston stock at cost	3,176	3,515
Loans held-for-sale	763	568
Loans receivable, net (allowance for loan losses: $5,716 and $5,358)	699,018	673,330
Other real estate owned	—	1,002
Bank premises and equipment, net	14,307	14,431
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $2,910 and $2,258)	2,338	2,990
Accrued interest receivable	2,307	2,334
Cash surrender value of life insurance policies	13,685	13,314
Deferred taxes	1,989	2,428
Other assets	2,245	1,546
Total Assets	$891,192	$855,427
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$201,340	$161,386
Demand (interest bearing)	125,465	117,169
Money market	183,783	174,274
Savings and other	119,651	121,387
Certificates of deposit	124,294	141,210
Total deposits	754,533	715,426
Repurchase agreements	3,914	4,163
Federal Home Loan Bank of Boston advances	26,979	28,813
Subordinated debt(1)	9,764	—
Note payable	376	—
Capital lease liability	422	424
Accrued interest and other liabilities	4,630	4,780
Total Liabilities	800,618	753,606
Shareholders' Equity
Preferred stock - $.01 per share par value
Authorized: 25,000; Issued: 16,000 (Series B); Outstanding: 0 and 16,000;
Liquidation preference: $1,000 per share	—	16,000
Common stock - $.10 per share par value
Authorized: 5,000,000;
Issued: 2,733,576 and 2,720,766	273	272
Unearned compensation - restricted stock awards	(110)	(313)
Paid-in capital	41,364	41,077
Retained earnings	47,922	42,677
Accumulated other comprehensive income, net	1,125	2,108
Total Shareholders' Equity	90,574	101,821
Total Liabilities and Shareholders' Equity	$891,192	$855,427

(1)Net of issuance costs, which are capitalized and amortized as a component of interest expense over a period of 10 years.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2015	2014	2013
Interest and dividend income
Interest and fees on loans	$31,752	$19,616	$17,978
Interest on debt securities
Taxable	1,179	1,406	1,757
Tax exempt	1,431	1,704	1,948
Other interest and dividends	209	129	67
Total interest and dividend income	34,571	22,855	21,750
Interest expense
Deposits	1,844	1,465	1,813
Repurchase agreements	7	8	6
Federal Home Loan Bank of Boston advances	1,064	1,184	1,243
Capital lease	70	47	—
Note payable	6	—	—
Subordinated debt	35	—	—
Total interest expense	3,026	2,704	3,062
Net interest and dividend income	31,545	20,151	18,688
Provision for loan losses	917	1,134	1,066
Net interest and dividend income after provision for loan losses	30,628	19,017	17,622
Non-interest income
Gains on securities, net	192	—	—
Trust and wealth advisory	3,265	3,295	3,074
Service charges and fees	3,070	2,473	2,298
Gains on sales of mortgage loans, net	274	64	579
Mortgage servicing, net	1	94	35
Other	510	326	319
Total non-interest income	7,312	6,252	6,305
Non-interest expense
Salaries	10,301	8,029	7,467
Employee benefits	3,729	3,136	2,804
Premises and equipment	3,541	2,831	2,398
Data processing	1,677	1,502	1,514
Professional fees	2,150	1,331	1,212
Collections, OREO, and appraisals	505	458	519
FDIC insurance	658	461	470
Marketing and community support	593	396	393
Amortization of intangibles	652	291	222
Merger and acquisition related expenses	—	1,974	312
Other	2,114	1,729	1,624
Total non-interest expense	25,920	22,138	18,935
Income before income taxes	12,020	3,131	4,992
Income tax provision	3,563	610	909
Net income	$8,457	$2,521	$4,083
Net income available to common shareholders	$8,299	$2,355	$3,922

Basic earnings per common share	$3.04	$1.32	$2.30
Diluted earnings per common share	3.02	1.32	2.30
Common dividends per share	1.12	1.12	1.12

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2015	2014	2013
Net income	$8,457	$2,521	$4,083
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(1,297)	2,534	(3,743)
Reclassification of net realized gains in net income	(192)	—	—
Unrealized (losses) gains on securities available-for-sale	(1,489)	2,534	(3,743)
Income tax benefit (expense)	506	(862)	1,273
Unrealized (losses) gains on securities available-for-sale, net of tax	(983)	1,672	(2,470)
Change in unrecognized pension plan (expense) income	—	(924)	1,635
Income tax benefit (expense)	—	314	(556)
Change in unrecognized pension plan (expense) income, net of tax	—	(610)	1,079
Other comprehensive (loss) income, net of tax	(983)	1,062	(1,391)
Comprehensive income	$7,474	$3,583	$2,692

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Unearned	Accumulated
						compensation-	other comp-	Total
	Common Stock					restricted	rehensive	share-
(in thousands,			Preferred	Paid-in	Retained	stock	income	holders’
except share amounts)	Shares	Amount	Stock	capital	earnings	awards	(loss)	equity
Balances at December 31, 2012	1,689,691	$169	$16,000	$13,158	$40,233	$—	$2,437	$71,997
Net income for year	—	—	—	—	4,083	—	—	4,083
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,391)	(1,391)
Common stock dividends declared ($1.12 per share)	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared	—	—	—	—	(161)	—	—	(161)
Issuance of restricted common stock	19,600	2	—	488	—	(490)	—	—
Forfeiture of restricted common stock	(500)	—	—	(12)	—	12	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	143	—	143
Issuance of common stock for director fees	1,330	—	—	34	—	—	—	34
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income for year	—	—	—	—	2,521	—	—	2,521
Other comprehensive income, net of tax	—	—	—	—	—	—	1,062	1,062
Common stock dividends declared ($1.12 per share)	—	—	—	—	(1,918)	—	—	(1,918)
Preferred stock dividends declared	—	—	—	—	(166)	—	—	(166)
Acquisition of Riverside Bank	1,001,485	100	—	27,151	—	—	—	27,251
Issuance of common stock for executives	2,250	—	—	61	—	—	—	61
Issuance of restricted common stock	6,750	1	—	182	—	(183)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation-restricted
stock awards	—	—	—	—	—	155	—	155
Issuance of common stock for director fees	2,160	—	—	65	—	—	—	65
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income for year	—	—	—	—	8,457	—	—	8,457
Other comprehensive loss, net of tax	—	—	—	—	—	—	(983)	(983)
Common stock dividends declared ($1.12 per share)	—	—	—	—	(3,054)	—	—	(3,054)
Preferred stock dividends declared	—	—	—	—	(158)	—	—	(158)
Stock options exercised	9,450	1	—	182	—	—	—	183
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Forfeiture of restricted common stock	(300)	—	—	(7)	—	7	—	—
Issuance of common stock for directors fees	2,660	—	—	81	—	—	—	81
Stock based compensation-restricted
stock awards	—	—	—	2	—	196	—	198
Redemption of preferred stock	—	—	(16,000)	—	—	—	—	(16,000)
Balances at December 31, 2015	2,733,576	$273	$—	$41,364	$47,922	$(110)	$1,125	$90,574

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2015	2014	2013
Operating Activities
Net income	$8,457	$2,521	$4,083
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation
Securities	240	198	365
Bank premises and equipment	1,234	1,031	856
Core deposit intangible	652	291	222
Mortgage servicing rights	356	303	389
Fair value adjustment on loans	(2,725)	(181)	32
Fair value adjustment on deposits	(417)	(69)	—
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(192)	—	—
Gain on sales of loans, excluding capitalized servicing rights	(125)	(54)	(285)
Loss on other real estate owned	81	99	133
Loss on sale/disposals of premises and equipment	45	6	34
Provision for loan losses	917	1,134	1,066
Proceeds from loans sold	8,549	4,449	18,693
Loans originated for sale	(8,619)	(4,790)	(16,702)
Decrease (increase) in deferred loan origination fees and costs, net	14	(21)	(150)
Mortgage servicing rights originated	(148)	(17)	(294)
Increase (decrease) in mortgage servicing rights impairment reserve	3	(15)	(23)
Decrease (increase) in interest receivable	27	(162)	58
Deferred tax expense (benefit)	945	(673)	(134)
(Increase) decrease in prepaid expenses	(295)	(57)	706
Increase in cash surrender value of life insurance policies	(371)	(245)	(234)
(Increase) decrease in income tax receivable	(512)	—	311
(Decrease) increase in income taxes payable	(86)	64	—
(Increase) decrease in other assets	(103)	41	(637)
Decrease (increase) in accrued expenses	(155)	269	734
Decrease in interest payable	(16)	(3)	(55)
Increase in other liabilities	107	80	346
Stock options exercised	183	—	—
Issuance of shares for directors’ fees	81	65	34
Stock based compensation-restricted stock awards	227	216	143
Net cash provided by operating activities	8,354	4,480	9,691
Investing Activities
Maturity (purchase) of interest-bearing time deposits with other banks	—	738	(738)
Redemption of Federal Home Loan Bank of Boston stock	339	1,825	407
Purchases of securities available-for-sale	(16,373)	(502)	—
Proceeds from sales of securities available-for-sale	3,861	—	—
Proceeds from calls of securities available-for-sale	10,925	8,115	3,800
Proceeds from maturities of securities available-for-sale	14,668	9,644	23,888
Loan originations and principal collections, net	(24,481)	(37,872)	(52,088)
Loans purchased	—	(2,711)	—
Recoveries of loans previously charged off	653	101	31
Proceeds from sales of other real estate owned	855	40	1,423
Purchase of life insurance policies	—	(1,100)	—
Capital expenditures	(779)	(2,156)	(556)
Cash and cash equivalents acquired
Union Savings Bank branch acquisition	—	17,462	—
Riverside Bank acquisition	—	18,650	—
Net cash (utilized) provided by investing activities	(10,332)	12,234	(23,833)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2015	2014	2013
Financing Activities
Increase (decrease) in deposit transaction accounts, net	56,023	16,306	(2,997)
Decrease in time deposits, net	(16,499)	(7,552)	(10,849)
(Decrease) increase in securities sold under agreements to repurchase, net	(249)	1,609	770
Principal payments on Federal Home Loan Bank of Boston advances	(791)	(1,598)	(1,569)
Modification fees on Federal Home Loan Bank of Boston advances	(1,043)	—	—
Decrease in capital lease obligation	(2)	(1)	—
Payoff of preferred stock	(16,000)	—	—
Issuance of subordinated debt, net of issuance costs	9,764	—	—
Common stock dividends paid	(3,054)	(1,918)	(1,915)
Series B preferred stock dividends paid	(158)	(166)	(161)
Net cash provided (utilized) by financing activities	27,991	6,680	(16,721)
Net increase (decrease) in cash and cash equivalents	26,013	23,394	(30,863)
Cash and cash equivalents, beginning of year	36,105	12,711	43,574
Cash and cash equivalents, end of year	$62,118	$36,105	$12,711
Cash paid during year
Interest	$3,460	$2,477	$3,117
Income taxes	3,216	1,258	732
Non-cash transfers
Note payable to finance building purchase	376
From loans to other real estate owned	101	764	1,689
From other real estate owned to loans	167	—	—
The Company recorded a capital lease asset and incurred a capital lease obligation in connection with the lease of a building	—	—	425
Union Savings Bank, N.A. branch acquisition 2014
Cash and cash equivalents acquired	—	17,462	—
Net loans acquired	—	63	—
Fixed assets acquired	—	158	—
Core deposit intangible	—	490	—
Deposits assumed	—	18,172	—
Accrued interest payable assumed	—	1	—
Riverside Bank acquisition 2014
Cash and cash equivalents acquired	—	18,650	—
Investments acquired	—	11,742	—
Net loans acquired	—	196,305	—
Fixed assets acquired	—	1,543	—
Accrued interest receivable acquired	—	412	—
Cash surrender value of life insurance policies acquired		4,440
Other assets acquired	—	2,154	—
Core deposit intangible	—	2,215	—
Deposits assumed	—	211,200	—
Accrued interest payable assumed	—	28	—
Other liabilities assumed	—	1,705	—

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury is the bank holding company for Salisbury Bank (the “Bank”), a State chartered commercial bank. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through thirteen full-service offices located in Litchfield, Berkshire and Dutchess and Orange Counties in Connecticut, Massachusetts and New York, respectively.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The following is a summary of significant accounting policies:

Principles of Consolidation

The consolidated financial statements include those of Salisbury and its subsidiary after elimination of all inter-company accounts and transactions.

Basis of Financial Statement Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, expected cash flows from loans acquired in a business combination, other-than-temporary impairment of securities and impairment of goodwill and intangibles.

Certain reclassifications have been made to the 2014 and 2013 financial statements to make them consistent with the 2015 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks. Due to the nature of cash and cash equivalents, Salisbury estimated that the carrying amount of such instruments approximated fair value. The nature of the Bank’s business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions. In 2015, a 3% reserve ratio was assessed on net transaction accounts over $14.5 million, up to and including $103.6 million (which may be adjusted by the FRB). A 10% reserve ratio was assessed on net transaction accounts in excess of $103.6 million (which may be adjusted by the FRB). In 2014, a 3% reserve ratio was assessed on net transaction accounts over $13.3 million up to and including $89.0 million. A 10% reserve ratio was assessed on net transaction accounts in excess of $89.0 million.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2015. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

Loans

Loans receivable consist of loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. Loans receivable are reported at their outstanding principal balance, net of unamortized deferred loan origination fees and costs. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized as an adjustment to yield over the lives of the related loans.

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

For loans that meet the criteria stipulated in Accounting Standards Codification (ASC) 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” Salisbury recognizes the accretable yield, which is defined as the excess of all cash flows expected to be collected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, Salisbury continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows Salisbury expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity lines of credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management’s general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015.

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

Loans individually evaluated for impairment

This component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for all portfolio loans (except consumer loans and homogeneous residential real estate loans) by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.

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

As of December 31, 2015 the recorded investment in residential mortgage loans collateralized by residential real estate that were in the process of foreclosure was $2.9 million.

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

Income Taxes

Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes using the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is assured beyond a reasonable doubt. A valuation allowance is established against deferred tax assets when, based upon all available evidence, it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury’s assets at December 31, 2015, and 2014, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319,000 arising from the 2007 purchase of a branch office in New York State, and $2,723,000 arising from the acquisition of Riverside Bank in December 2014. See Note 8.

On an annual basis management assesses intangible assets for impairment, and for the year ending December 31, 2015, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

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

Recent Accounting Pronouncements

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016). Salisbury is currently reviewing ASU 2014-09 and 2015-14 to determine if they will have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. Salisbury adopted this guidance in 2015 and presented the costs related to the issuance of subordinated debt as a direct reduction of the carrying amount of the debt.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early application is permitted for financial statements that have not been issued. Salisbury anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. Salisbury is currently evaluating the impact of the new standard on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance related to accounting for leases.

The ASU requires that an entity recognize substantially all leasing activities on its balance sheet.  Specifically, a lessee will be required to recognize a liability to make lease payments (the lease liability) and a “right-of-use” asset representing the right to use the underlying asset for the lease term.  The asset and liability will initially be measured at the present value of the future lease payments. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. For all other entities, the ASU will be effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption will be permitted for all entities. Salisbury anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 2 – MERGERS AND ACQUISITIONS

On December 5, 2014, the Company acquired Riverside Bank. Riverside Bank operated four banking offices serving Dutchess, Ulster and Orange Counties in New York, and was merged with and into the Bank.  This business combination is an extension of the Salisbury franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Riverside’s operations.  The combination was negotiated between the companies and was approved unanimously by their respective boards of directors.

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

The assets and liabilities in the Riverside Bank acquisition were recorded at their fair value based on the utilization of third party specialists and management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of Riverside Bank’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration Paid: (In thousands)	Amount
Salisbury Bancorp common stock issued to Riverside Bank common stockholders	$27,230
Cash consideration paid for fractional shares	1
Riverside stock options, vested upon acquisition	20
Total consideration paid	$27,251

Recognized amounts of identifiable assets acquired and liabilities		Fair Value		As Recorded
assumed, at fair value:	As Acquired	Adjustment		at Acquisition
Cash and cash equivalents	$18,650	$—		$18,650
Investment securities	11,820	(78	)(a)	11,742
Loans	204,398	(8,093	)(b)	196,305
Premises and equipment	1,046	497	(c)	1,543
Other assets	7,006	—		7,006
Core deposit intangible	—	2,215		2,215
Deposits	(210,559)	(641	)(d)	(211,200)
Other liabilities	(1,733)	—		(1,733)
Total identifiable net assets	$30,628	$(6,100)		$24,528

Goodwill	—	—		$2,723

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the decrease in the book value of investments to their estimated fair value based on fair values on the date of acquisition.
(b)	The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $13.7 million at acquisition. Non-impaired loans not accounted for under ASU 310-30 had a carrying value of $190.7 million at acquisition.
(c)	The adjustment represents the appraised value of the land and building acquired in the acquisition. The land and building were recorded as fixed assets and the building will be amortized over its remaining useful life.
(d)	The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.

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

Information about the acquired loan portfolio subject to purchased credit impaired loan accounting guidance (ASC 310-30) as of December 5, 2014 (acquisition date) is as follows (in thousands):

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

(In thousands)	2015	2014
Balance at beginning of period	$1,242	$—
Acquisitions	—	1,293
Accretion	(1,109)	(51)
Reclassification from non-accretable to accretable	1,768	—
Balance at end of period	$1,901	$1,242

At December 31, 2015 and 2014, Salisbury ASC 310-30 loans had an outstanding balance totaling $10.9 million and $13.3 million, respectively. The carrying value was $8.9 million and $10.6 million, respectively.

The results of operations of Riverside Bank since the acquisition date of December 5, 2014, have been included in Salisbury’s consolidated financial statements.

The following pro forma information assumes that the acquisition occurred at the beginning of the earliest period presented.

Years ended December 31, (in thousands)	2014	2013
Total revenue	$39,841	$39,640
Net income	6,411	7,136
Net income available to common shareholders	6,245	6,975
Earnings per share
Basic	$2.26	$2.59
Diluted	2.24	2.57

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

Direct merger, acquisition and integration costs of the Riverside Bank acquisition were expensed as incurred, and totaled $2.0 million in 2014 and $312,000 in 2013.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2015
Available-for-sale
U.S. Treasury notes	$2,499	$42	$—	$2,541
U.S. Government agency notes	498	—	—	498
Municipal bonds	29,752	633	—	30,385
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	31,900	385	(83)	32,202
Collateralized mortgage obligations
U.S. Government agencies	2,002	12	—	2,014
Non-agency	4,487	468	(7)	4,948
SBA bonds	3,065	31	—	3,096
CRA mutual funds	766	—	(2)	764
Preferred stock	20	226	—	246
Total securities available-for-sale	$74,989	$1,797	$(92)	$76,694
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,176	$—	$—	$3,176

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2014
Available-for-sale
U.S. Treasury notes	$2,699	$107	$—	$2,806
U.S. Government agency notes	5,850	24	—	5,874
Municipal bonds	38,962	1,455	(65)	40,352
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	27,036	688	(15)	27,709
Collateralized mortgage obligations
U.S. Government agencies	2,657	22	—	2,679
Non-agency	6,056	552	(12)	6,596
SBA bonds	4,336	129	—	4,465
CRA mutual funds	502	2	—	504
Preferred stock	20	307	—	327
Total securities available-for-sale	$88,118	$3,286	$(92)	$91,312
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,515	$—	$—	$3,515
(1)	Net of other-than-temporary impairment write-downs recognized in prior years.

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Proceeds	$3,861	$—	$—
Gains realized	180	—	—
Losses realized	(27)	—	—
Net gains realized	153	—	—
Income tax provision	52	—	—

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2015
Available-for-sale
Mortgage-backed securities	$14,750	$83	$53	$—	$14,803	$83
Collateralized mortgage obligations
Non-agency	237	—	226	7	463	7
CRA mutual funds	764	2	—	—	764	2
Total temporarily impaired securities	$15,751	$85	$279	$7	$16,030	$92

December 31, 2014
Available-for-sale
Municipal bonds	$177	$1	$1,589	$64	$1,766	$65
Mortgage-backed securities	56	1	1,885	14	1,941	15
Collateralized mortgage obligations
Non-agency	441	7	164	5	605	12
Total temporarily impaired securities	$674	$9	$3,638	$83	$4,312	$92

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

December 31, 2015 (dollars in thousands)		Amortized cost	Fair value	Yield(1)
U.S. Treasury notes	Within 1 year	$2,499	$2,541	3.00%
	Total	2,499	2,541	3.00%
U.S. Government agency notes	After 1 year but within 5 years	498	498	0.88%
	Total	498	498	0.88%
Municipal bonds	Within 1 year	254	254	5.60%
	After 1 year but within 5 years	1,217	1,225	5.57%
	After 5 years but within 10 years	1,894	1,922	6.38%
	After 10 years but within 15 years	2,632	2,708	6.30%
	After 15 years	23,755	24,276	6.68%
	Total	29,752	30,385	6.57%
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	31,900	32,202	2.96%
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	2,002	2,014	1.02%
	Non-agency	4,487	4,948	4.20%
SBA bonds		3,065	3,096	2.93%
CRA mutual funds		766	764	2.07%
Preferred stock		20	246	2.26%
Securities available-for-sale		$74,989	$76,694	4.47%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2015.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider the sixteen securities with unrealized losses at December 31, 2015 to be OTTI.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at December 31, 2015, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2015. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

CRA mutual funds consist of an investment in a fixed income mutual fund ($764,000 in total fair value and $2,000 in total unrealized losses).  The severity of the impairment (fair value is approximately 0.26% less than cost) and the duration of the impairment correlates with interest rates in 2015.  Salisbury evaluated the near-term prospects of this fund in relation to the severity and duration of the impairment.  Based on that evaluation, Salisbury does not consider this investment to be other-than-temporarily impaired at December 31, 2015.

The Company did not recognize any OTTI during the years ended December 31, 2015, 2014 and 2013.

NOTE 4 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

Years ended December 31,	2015			2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$261,495	$7,799	$269,294	$252,258	$9,223	$261,481
Residential 5+ multifamily	6,411	6,136	12,547	5,556	8,735	14,291
Construction of residential 1-4 family	7,998	—	7,998	2,004	—	2,004
Home equity lines of credit	35,017	—	35,017	34,627	—	34,627
Residential real estate	310,921	13,935	324,856	294,445	17,958	312,403
Commercial	129,446	88,829	218,275	98,498	97,899	196,397
Construction of commercial	6,525	4,874	11,399	18,602	9,045	27,647
Commercial real estate	135,971	93,703	229,674	117,100	106,944	224,044
Farm land	3,193	—	3,193	3,239	—	3,239
Vacant land	8,563	—	8,563	9,342	—	9,342
Real estate secured	458,648	107,638	566,286	424,126	124,902	549,028
Commercial and industrial	74,657	46,764	121,421	49,204	68,714	117,918
Municipal	9,566	—	9,566	6,083	—	6,083
Consumer	6,195	77	6,272	4,334	122	4,456
Loans receivable, gross	549,066	154,479	703,545	483,747	193,738	677,485
Deferred loan origination fees and costs, net	1,189	—	1,189	1,203	—	1,203
Allowance for loan losses	(5,481)	(235)	(5,716)	(5,337)	(21)	(5,358)
Loans receivable, net	$544,774	$154,244	$699,018	$479,613	$193,717	$673,330
Loans held-for-sale
Residential 1-4 family	$763	$—	$763	$568	$—	$568

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

Salisbury also has entered into loan participation agreements with other banks and purchased a portion of the other banks’ originated loans.  Purchased amounts are accounted for as loans without recourse to the originating bank.  Salisbury and its originating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The originating banks service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.

At December 31, 2015 and 2014, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $63.0 million and $48.0 million, respectively. During 2015, Salisbury sold participation interests in 3 loans with gross outstanding loan balances of $37.3 million; retaining $13.8 million in net balances.  Additionally, Salisbury purchased a participant share in 11 loans with outstanding balances of $9.4 million. There are construction loans in the portfolio that have not been fully drawn as of December 31, 2015.

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

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$248,027	$6,933	$6,444	$91	$—	$261,495
Residential 5+ multifamily	4,507	1,815	89	—	—	6,411
Construction of residential 1-4 family	7,111	887	—	—	—	7,998
Home equity lines of credit	33,687	545	785	—	—	35,017
Residential real estate	293,332	10,180	7,318	91	—	310,921
Commercial	120,903	4,801	3,742	—	—	129,446
Construction of commercial	6,525	—	—	—	—	6,525
Commercial real estate	127,428	4,801	3,742	—	—	135,971
Farm land	2,162	—	1,031	—	—	3,193
Vacant land	5,567	69	2,927	—	—	8,563
Real estate secured	428,489	15,050	15,018	91	—	458,648
Commercial and industrial	72,887	1,214	555	1	—	74,657
Municipal	9,566	—	—	—	—	9,566
Consumer	6,171	18	6	—	—	6,195
Loans receivable, gross	$517,113	$16,282	$15,579	$92	$—	$549,066

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$6,824	$199	$776	$—	$—	$7,799
Residential 5+ multifamily	6,136	—	—	—	—	6,136
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	12,960	199	776	—	—	13,935
Commercial	80,406	4,005	4,418	—	—	88,829
Construction of commercial	4,612	—	262	—	—	4,874
Commercial real estate	85,018	4,005	4,680	—	—	93,703
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	97,978	4,204	5,456	—	—	107,638
Commercial and industrial	45,363	875	443	83	—	46,764
Municipal	—	—	—	—	—	—
Consumer	71	6	—	—	—	77
Loans receivable, gross	$143,412	$5,085	$5,899	$83	$—	$154,479
65

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$232,628	$12,350	$7,187	$93	$—	$252,258
Residential 5+ multifamily	3,420	1,072	1,064	—	—	5,556
Construction of residential 1-4 family	2,004	—	—	—	—	2,004
Home equity lines of credit	32,639	807	1,181	—	—	34,627
Residential real estate	270,691	14,229	9,432	93	—	294,445
Commercial	79,975	10,728	7,795	—	—	98,498
Construction of commercial	18,024	—	578	—	—	18,602
Commercial real estate	97,999	10,728	8,373	—	—	117,100
Farm land	772	1,361	1,106	—	—	3,239
Vacant land	6,039	140	3,163	—	—	9,342
Real estate secured	375,501	26,458	22,074	93	—	424,126
Commercial and industrial	44,903	3,527	774	—	—	49,204
Municipal	6,083	—	—	—	—	6,083
Consumer	4,271	53	10	—	—	4,334
Loans receivable, gross	$430,758	$30,038	$22,858	$93	$—	$483,747

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$9,223
Residential 5+ multifamily	8,735	—	—	—	—	8,735
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	17,958
Commercial	89,820	3,830	3,723	526	—	97,899
Construction of commercial	9,045	—	—	—	—	9,045
Commercial real estate	98,865	3,830	3,723	526	—	106,944
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	116,261	3,830	4,285	526	—	124,902
Commercial and industrial	66,098	1,675	941	—	—	68,714
Municipal	—	—	—	—	—	—
Consumer	96	7	19	—	—	122
Loans receivable, gross	$182,455	$5,512	$5,245	$526	$—	$193,738

The significant decrease, totaling $14.6 million, in Special Mention loans resulted primarily from various relationship upgrades to a pass rating. The largest relationship upgraded was $4.9 million, or 33%, of the total. The ten largest upgraded relationships equaled $10.8 million or 74% of total upgrades. Additionally, approximately $1.9 million of Special Mention loans paid off in 2015. Upgrades of smaller balance relationships, less than $300,000 each, accounted for the remainder of the change.

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
(In thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2015
Residential 1-4 family	$254,152	$1,781	$1,931	$683	$973	$1,975	$5,562	$—	$5,671
Residential 5+ multifamily	6,254	—	68	—	—	89	157	—	89
Construction of residential 1-4 family	7,826	172	—	—	—	—	—	—	—
Home equity lines of credit	33,744	363	306	101	113	390	910	—	601
Residential real estate	301,976	2,316	2,305	784	1,086	2,454	6,629	—	6,361
Commercial	126,440	1,618	474	—	233	681	1,388	—	2,349
Construction of commercial	6,525	—	—	—	—	—	—	—	—
Commercial real estate	132,965	1,618	474	—	233	681	1,388	—	2,349
Farm land	2,172	298	—	—	—	723	723	—	1,031
Vacant land	5,734	—	6	—	—	2,823	2,829	—	2,855
Real estate secured	442,847	4,232	2,785	784	1,319	6,681	11,569	—	12,596
Commercial and industrial	73,698	906	35	—	—	18	53	—	461
Municipal	9,566	—	—	—	—	—	—	—	—
Consumer	6,096	61	21	17	—	—	38	—	80
Loans receivable, gross	$532,207	$5,199	$2,841	$801	$1,319	$6,699	$11,660	$—	$13,137

Acquired Loans

		Past due
(In thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2015
Residential 1-4 family	$6,823	$—	$—	$110	$—	$866	$976	$90	$776
Residential 5+ multifamily	6,136	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	12,959	—	—	110	—	866	976	90	776
Commercial	81,140	4,848	916	—	—	1,925	2,841	—	2,000
Construction of commercial	4,612	—	—	—	—	262	262	—	262
Commercial real estate	85,752	4,848	916	—	—	2,187	3,103	—	2,262
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	98,711	4,848	916	110	—	3,053	4,079	90	3,038
Commercial and industrial	46,128	471	83	82	—	—	165	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	77	—	—	—	—	—	—	—	—
Loans receivable, gross	$144,916	$5,319	$999	$192	$—	$3,053	$4,244	$90	$3,038

Business Activities Loans

		Past due
(In thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2014
Residential 1-4 family	$241,567	$7,299	$1,250	$555	$976	$611	$3,392	$—	$2,445
Residential 5+ multifamily	5,467	—	—	—	89	—	89	—	89
Construction of residential 1-4 family	2,004	—	—	—	—	—	—	—	—
Home equity lines of credit	33,488	387	122	528	39	63	752	—	348
Residential real estate	282,526	7,686	1,372	1,083	1,104	674	4,233	—	2,882
Commercial	94,598	2,079	602	—	—	1,219	1,821	—	1,219
Construction of commercial	18,602	—	—	—	—	—	—	—	—
Commercial real estate	113,200	2,079	602	—	—	1,219	1,821	—	1,219
Farm land	2,119	—	13	723	—	384	1,120	—	384
Vacant land	6,422	51	7	—	39	2,823	2,869	—	2,862
Real estate secured	404,267	9,816	1,994	1,806	1,143	5,100	10,043	—	7,347
Commercial and industrial	48,478	582	91	17	36	—	144	17	33
Municipal	6,083	—	—	—	—	—	—	—	—
Consumer	4,274	47	8	5	—	—	13	—	—
Loans receivable, gross	$463,102	$10,445	$2,093	$1,828	$1,179	$5,100	$10,200	$17	$7,380

Acquired Loans

		Past due
(In thousands)	Current	1-29 days	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2014
Residential 1-4 family	$8,661	$—	$—	$—	$—	$562	$562	$—	$562
Residential 5+ multifamily	8,735	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	—	—	—	562	562	—	562
Commercial	95,695	1,109	167	—	285	643	1,095	—	1,931
Construction of commercial	9,045	—	—	—	—	—	—	—	—
Commercial real estate	104,740	1,109	167	—	285	643	1,095	—	1,931
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	122,136	1,109	167	—	285	1,205	1,657	—	2,493
Commercial and industrial	67,665	740	89	220	—	—	309	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	117	5	—	—	—	—	—	—	—
Loans receivable, gross	$189,918	$1,854	$256	$220	$285	$1,205	$1,966	$—	$2,493

Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2015, 2014 and 2013 had the loans been current in accordance with their original terms totaled $1,089,000, $632,000 and $487,000, respectively.

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans	December 31, 2015			December 31, 2014
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	3	$1,071	$1,071	4	$308	$308
Land	—	—	—	—	—	—
Commercial real estate	1	294	294	4	1,076	1,076
Construction of commercial	—	—	—	1	131	131
Consumer	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
HELOC	1	35	35	—	—	—
Troubled debt restructurings	5	$1,400	$1,400	9	$1,515	$1,515
Rate reduction and term extension	1	$294	$294	—	$—	$—
Interest only pursuant to sale	—	—	—	1	24	24
Interest only and term extension	—	—	—	1	48	48
Interest only pursuant to sale and term extension	—	—	—	1	230	230
Interest only	—	—	—	1	30	30
Debt consolidation and term extension	1	148	148	2	447	447
Rate reduction	—	—	—	—	—	—
Rate reduction interest only	—	—	—	—	—	—
Debt consolidation, rate reduction, term extension and note bifurcation	1	48	48	1	399	399
Rate reduction and debt consolidation	—	—	—	—	—	—
Term extension	2	910	910	2	337	337
Troubled debt restructurings	5	$1,400	$1,400	9	$1,515	$1,515
Acquired Loans	December 31, 2015			December 31, 2014
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	—	$—	$—	—	$—	$—
Land	—	—	—	—	—	—
Commercial real estate	1	184	184	1	571	571
Construction of commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
HELOC	—	—	—	—	—	—
Troubled debt restructurings	1	$184	$184	1	$571	571
Rate reduction and term extension	1	$184	$184	—	$—	$—
Interest only pursuant to sale	—	—	—	—	—	—
Interest only and term extension	—	—	—	—	—	—
Interest only pursuant to sale and term extension	—	—	—	—	—	—
Interest only	—	—	—	—	—	—
Debt consolidation and term extension	—	—	—	—	—	—
Rate reduction	—	—	—	1	571	571
Rate reduction interest only	—	—	—	—	—	—
Debt consolidation, rate reduction, term extension and note bifurcation	—	—	—	—	—	—
Rate reduction and debt consolidation	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Troubled debt restructurings	1	$184	$184	1	$571	$571

Six loans were restructured during 2015. No concessions have been made with respect to loans that subsequently defaulted in the current reporting period. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

There were no modifications made in 2015 that subsequently defaulted in 2015.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2014
	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	2	$38
Commercial real estate (1)	1	—
Total	3	$38
(1)	Loan paid off as of December 31, 2014

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

Business Activities Loans

Years ended December 31, (in thousands)	2015	2014
Non-accrual loans, excluding troubled debt restructured loans	$10,093	$6,752
Non-accrual troubled debt restructured loans	3,044	628
Accruing troubled debt restructured loans	6,802	9,189
Total impaired loans	$19,939	$16,569
Commitments to lend additional amounts to impaired borrowers	$—	$—

Acquired Loans

Years ended December 31, (in thousands)	2015	2014
Non-accrual loans, excluding troubled debt restructured loans	$3,038	$2,493
Non-accrual troubled debt restructured loans	—	—
Accruing troubled debt restructured loans	742	571
Total impaired loans	$3,780	$3,064
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
	December 31, 2015					December 31, 2015
(In thousands)	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential	$2,306	$746	$(698)	$123	$2,477	$—	$79	$—	$—	$79
Commercial	1,697	(18)	(214)	1	1,466	7	136	(16)	5	132
Land	164	157	(133)	—	188	—	—	—	—	—
Real estate	4,167	885	(1,045)	124	4,131	7	215	(16)	5	211
Commercial and industrial	583	(295)	(69)	464	683	14	(24)	—	34	24
Municipal	61	—	—	—	61	—	—	—	—	—
Consumer	117	71	(82)	18	124	—	(8)	—	8	—
Unallocated	409	73	—	—	482	—	—	—	—	—
Totals	$5,337	$734	$(1,196)	$606	$5,481	$21	$183	$(16)	$47	$235

	December 31, 2014					December 31, 2014
(In thousands)	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential	$1,938	$657	$(307)	$18	$2,306	$—	$—	$—	$—	$—
Commercial	1,385	355	(84)	41	1,697	—	7	—	—	7
Land	226	58	(121)	1	164	—	—	—	—	—
Real estate	3,549	1,070	(512)	60	4,167	—	7	—	—	7
Commercial and industrial	561	25	(19)	16	583	—	14	—	—	14
Municipal	43	18	—	—	61	—	—	—	—	—
Consumer	105	16	(28)	24	117	—	—	—	—	—
Unallocated	425	(16)	—	—	409	—	—	—	—	—
Totals	$4,683	$1,113	$(559)	$100	$5,337	$—	$21	$—	$—	$21

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$253,156	$1,415	$8,339	$610	$261,495	$2,025
Residential 5+ multifamily	4,640	33	1,771	—	6,411	33
Construction of residential 1-4 family	7,998	65	—	—	7,998	65
Home equity lines of credit	34,298	286	719	68	35,017	354
Residential real estate	300,092	1,799	10,829	678	310,921	2,477
Commercial	125,173	1,265	4,273	113	129,446	1,378
Construction of commercial	6,403	87	122	1	6,525	88
Commercial real estate	131,576	1,352	4,395	114	135,971	1,466
Farm land	2,162	23	1,031	14	3,193	37
Vacant land	5,486	122	3,077	29	8,563	151
Real estate secured	439,316	3,296	19,332	835	458,648	4,131
Commercial and industrial	74,131	673	526	10	74,657	683
Municipal	9,566	61	—	—	9,566	61
Consumer	6,115	124	80	—	6,195	124
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$7,023	$—	$776	$79	$—	$—	$7,799	$79
Residential 5+ multifamily	6,136	—	—	—	—	—	6,136	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	13,159	—	776	79	—	—	13,935	79
Commercial	81,300	19	2,742	107	4,787	2	88,829	128
Construction of commercial	4,612	4	262	—	—	—	4,874	4
Commercial real estate	85,912	23	3,004	107	4,787	2	93,703	132
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	99,071	23	3,780	186	4,787	2	107,638	211
Commercial and industrial	45,650	24	—	—	1,114	—	46,764	24
Municipal	—	—	—	—	—	—	—	—
Consumer	61	—	—	—	16	—	77	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$144,782	$47	$3,780	$186	$5,917	$2	$154,479	$235

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$245,997	$1,316	$6,261	$549	$252,258	$1,865
Residential 5+ multifamily	4,536	66	1,020	3	5,556	69
Construction of residential 1-4 family	2,004	13	—	—	2,004	13
Home equity lines of credit	34,231	350	396	9	34,627	359
Residential real estate	286,768	1,745	7,677	561	294,445	2,306
Commercial	93,784	1,018	4,714	486	98,498	1,504
Construction of commercial	18,474	193	128	—	18,602	193
Commercial real estate	112,258	1,211	4,842	486	117,100	1,697
Farm land	2,855	59	384	—	3,239	59
Vacant land	6,245	67	3,097	38	9,342	105
Real estate secured	408,126	3,082	16,000	1,085	424,126	4,167
Commercial and industrial	48,635	532	569	51	49,204	583
Municipal	6,083	61	—	—	6,083	61
Consumer	4,334	117	—	—	4,334	117
Unallocated allowance	—	—	—	—	—	409
Totals	$467,178	$3,792	$16,569	$1,136	$483,747	$5,337

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2014
Residential 1-4 family	$8,661	$—	$562	$—	$—	$—	$9,223	$—
Residential 5+ multifamily	8,735	—	—	—	—	—	8,735	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	17,396	—	562	—	—	—	17,958	—
Commercial	89,820	—	2,502	—	5,577	—	97,899	—
Construction of commercial	9,045	7	—	—	—	—	9,045	7
Commercial real estate	98,865	7	2,502	—	5,577	—	106,944	7
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	116,261	7	3,064	—	5,577	—	124,902	7
Commercial and industrial	66,874	14	—	—	1,840	—	68,714	14
Municipal	—	—	—	—	—	—	—	—
Consumer	103	—	—	—	19	—	122	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$183,238	$21	$3,064	$—	$7,436	$—	$193,738	$21

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2015 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$527,905	$4,110	$—	$—	$527,905	$4,110
Potential problem loans	1,223	44	—	—	1,223	44
Impaired loans	—	—	19,938	845	19,938	845
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2015 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$148,580	$46	$—	$—	$148,580	$46
Potential problem loans	2,119	2	—	—	2,119	2
Impaired loans	—	—	3,780	187	3,780	187
Unallocated allowance	—	—	—	—	—	—
Totals	$150,699	$48	$3,780	$187	$154,479	$235

Business Activities Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2014 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$457,744	$3,283	$—	$—	$457,744	$3,283
Potential problem loans	9,423	509	11	—	9,434	509
Impaired loans	—	—	16,569	1,136	16,569	1,136
Unallocated allowance	—	409	—	—	—	409
Totals	$467,167	$4,201	$16,580	$1,136	$483,747	$5,337

Acquired Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2014 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$187,966	$21	$—	$—	$187,966	$21
Potential problem loans	2,708	—	—	—	2,708	—
Impaired loans	—	—	3,064	—	3,064	—
Unallocated allowance	—	—	—	—	—	—
Totals	$190,674	$21	$3,064	$—	$193,738	$21

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	Recognized
December 31, 2015
Residential	$7,482	$8,094	$6,449	$610	$167	$2,628	$2,770	$3,089	$98
Home equity lines of credit	535	659	260	68	9	184	199	423	2
Residential real estate	8,017	8,753	6,709	678	176	2,812	2,969	3,512	100
Commercial	3,131	3,405	2,850	113	123	1,142	1,393	1,624	49
Construction of commercial	122	128	9	1	7	—	—	116	—
Farm land	733	773	400	14	25	298	352	461	—
Vacant land	2,870	3,836	3,015	29	3	207	241	72	9
Real estate secured	14,873	16,895	12,983	835	334	4,459	4,955	5,785	158
Commercial and industrial	95	98	145	10	4	431	481	383	22
Consumer	—	—	—	—	—	80	108	12	1
Totals	$14,968	$16,993	$13,128	$845	$338	$4,970	$5,544	$6,180	$181

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	Recognized
December 31, 2015
Residential	$599	$716	$273	$79	$—	$177	$177	$376	$7
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	599	716	273	79	—	177	177	376	7
Commercial	675	826	698	107	34	2,067	2,843	2,011	32
Construction of commercial	—	—	—	—	—	262	273	167	22
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,274	1,542	971	186	34	2,506	3,293	2,554	61
Commercial and industrial	—	—	6	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,274	$1,542	$977	$186	$34	$2,506	$3,297	$2,554	$61

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	Recognized
December 31, 2014
Residential	$5,008	$5,157	$4,547	$552	$128	$2,273	$2,395	$2,703	$57
Home equity lines of credit	9	24	91	9	—	387	405	441	4
Residential real estate	5,017	5,181	4,638	561	128	2,660	2,800	3,144	61
Commercial	3,383	3,563	3,262	486	108	1,331	1,520	1,468	54
Construction of commercial	—	—	—	—	—	128	134	123	—
Farm land	—	—	—	—	—	384	384	384	—
Vacant land	3,097	3,996	3,090	38	12	—	—	—	—
Real estate secured	11,497	12,740	10,990	1,085	248	4,503	4,838	5,119	115
Commercial and industrial	102	161	106	51	2	467	469	516	30
Consumer	—	—	—	—	—	—	—	19	—
Totals	$11,599	$12,901	$11,096	$1,136	$250	$4,970	$5,307	$5,654	$145

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	Recognized
December 31, 2014
Residential	$—	$—	$—	$—	$—	$562	$716	$562	$3
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	562	716	562	3
Commercial	—	—	—	—	—	2,502	4,014	2,502	12
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	—	—	—	—	—	3,064	4,730	3,064	15
Commercial and industrial	—	—	—	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$3,064	$4,734	$3,064	$15

NOTE 5 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2015	2014
Residential mortgage loans serviced for others	$130,816	$138,106
Fair value of mortgage servicing rights	1,315	1,568

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Mortgage Servicing Rights
Balance, beginning of period	$694	$980	$1,075
Originated	148	17	294
Amortization (1)	(356)	(303)	(389)
Balance, end of period	486	694	980
Valuation Allowance
Balance, beginning of period	—	(15)	(38)
(Increase) decrease in impairment reserve (1)	(3)	15	23
Balance, end of period	(3)	—	(15)
Mortgage servicing rights, net	$483	$694	$965
(1)	Amortization expense and changes in the impairment reserve are recorded in loan servicing fee income.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2015	2014
Securities available-for-sale (at fair value)	$67,750	$69,055
Loans receivable	153,269	157,581
Total pledged assets	$221,019	$226,636

At December 31, 2015 securities were pledged as follows: $60.4 million to secure public deposits, $7.3 million to secure repurchase agreements and $0.1 million to secure FHLBB and FRB advances. Additionally, loans receivable are pledged to secure FHLBB advances and credit facilities.

NOTE 7 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2015	2014
Land	$2,593	$2,237
Buildings and improvements	11,514	11,070
Leasehold improvements	1,682	1,953
Capital lease	425	425
Furniture, fixtures, equipment and software	6,220	5,869
Construction in progress, including land acquisition and development	185	257
Total cost	22,619	21,811
Accumulated depreciation and amortization	(8,312)	(7,380)
Bank premises and equipment, net	$14,307	$14,431

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Goodwill (1)
Balance, beginning of period	$12,552	$9,829	$9,829
Additions	—	2,723	—
Impairment	—	—	—
Balance, end of period	$12,552	$12,552	$9,829
Core Deposit Intangibles
Cost, beginning of period	$5,248	$2,543	$2,543
Union Savings branch purchase	—	490	—
Riverside Bank merger	—	2,215	—
Impairment	—	—	—
Cost, end of period	5,248	5,248	2,543
Amortization, beginning of period	(2,258)	(1,967)	(1,745)
Amortization	(652)	(291)	(222)
Amortization, end of period	(2,910)	(2,258)	(1,967)
Core deposit intangibles, net	$2,338	$2,990	$576
(1)	Not subject to amortization.

In June 2014, Salisbury acquired the Sharon, Connecticut branch office of Union Savings Bank, and assumed approximately $18.2 million in deposits and acquired approximately $63,000 in loans secured by deposits. Salisbury realized no goodwill and assigned a core deposit intangible of $490,000 to the acquisition. In December 2014, Salisbury acquired Riverside Bank of Poughkeepsie, NY, which had approximately $211.2 million in deposits and $196.3 million in loans, and a property located at 11 Garden Street, Poughkeepsie, NY. Salisbury realized goodwill of $2.7 million and assigned a core deposit intangible of $2.2 million to the acquisition.

Salisbury evaluated its goodwill and intangible assets as of December 31, 2015 and 2014, and found no impairment.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years’ digits method. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2016	$ 601
2017	461
2018	342
2019	288
2020	234
2021	180
2022	130
2023	78
2024	24

NOTE 9 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows:

Years ended December 31, (in thousands)	CD maturities
2016	$71,932
2017	20,124
2018	10,319
2019	12,220
2020	7,900
2021	1,799
Total	$124,294

The total amount and scheduled maturities of time certificates of deposit in denominations of $250,000 or more were as follows:

Years ended December 31, (in thousands)	2015	2014
Within three months	$2,520	$2,406
After three through six months	2,624	3,568
After six through twelve months	2,929	2,900
Over one year	3,195	4,248
Total	$11,268	$13,122

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (in thousands)	2015	2014
Repurchase agreements, ending balance	$3,914	$4,163
Repurchase agreements, average balance during period	4,111	4,598
Book value of collateral	7,287	10,034
Market value of collateral	7,349	10,729
Weighted average rate during period	0.17%	0.18%
Weighted average maturity	1 day	1 day

NOTE 11 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2015			December 31, 2014
Years ended December 31, (dollars in thousands)	Total	Callable (1)	Rate (2)	Total	Callable (1)	Rate (2)
2015	$—	$—	—%	$791	$—	3.88%
2016	21	—	5.06	15,022	15,000	4.05
2017	—	—	—	6,000	6,000	3.99
2018	7,000	—	3.69	7,000	—	3.69
2019	—	—	—	—	—	—
2020	14,337	—	2.08	—	—	—
2021	5,621	—	2.39	—	—
Total	$26,979	$—	2.58%	$28,813	$21,000	3.95%
(1)	Net of modification costs
(2)	Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. Callable advances are callable quarterly or one time callable by the FHLBB.
(3)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $75.6 million and access to an unused FHLBB line of credit of $3.5 million at December 31, 2015. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

In accordance with ASC 470-50, two advances were modified during the third quarter 2015. The modification extended $21 million in advances a weighted average 39 months.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2015	2014
Highest month-end balance during period	$—	$5,545
Ending balance	—	—
Average balance during period	—	664
Weighted average rate during period	0.00%	0.29%

Subordinated Debentures:

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed to Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $500 thousand to certain of Salisbury’s related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. The notes are redeemable, without penalty, on or after December 15, 2020 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury’s payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

Subordinated debentures totaled $9.764 million at December 31, 2015, which includes $236 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.24%.

NOTE 12 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Federal	$2,186	$1,057	$940
State	432	226	103
Current provision	2,618	1,283	1,043
Federal	896	(553)	215
State	49	(120)	—
Change in valuation allowance	—	—	(349)
Deferred expense (benefit)	945	(673)	(134)
Income tax provision	$3,563	$610	$909

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31,	2015	2014	2013
Income tax at statutory federal tax rate	34.00%	34.00%	34.00%
State tax, net of federal tax benefit	2.63	2.23	1.35
Tax exempt income and dividends received deduction	(7.38)	(30.22)	(18.18)
Expiration of capital loss carry forward	0.00	0.00	7.00
Merger/acquisition related costs	0.00	7.77	0.00
Other	0.39	5.71	1.04
Change in valuation allowance	0.00	0.00	(7.00)
Effective income tax rates	29.64%	19.49%	18.21%

The components of Salisbury's net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2015	2014
Allowance for loan losses	$1,877	$1,373
Interest on non-performing loans	343	236
Accrued deferred compensation	153	301
Post-retirement benefits	17	17
Other real estate owned write-downs	—	72
Restricted stock awards	147	111
Mark-to-market purchase accounting adjustments	1,109	2,180
Write-down of securities	1,497	1,497
Alternative minimum tax	—	540
Other	22	10
Gross deferred tax assets	5,165	6,337
Deferred loan costs, net	(436)	(538)
Goodwill and core deposit intangible asset	(853)	(821)
Accelerated depreciation	(1,130)	(1,209)
Mortgage servicing rights	(177)	(255)
Net unrealized holding gain on available-for-sale securities	(580)	(1,086)
Gross deferred tax liabilities	(3,176)	(3,909)
Net deferred tax asset	$1,989	$2,428

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

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2015 and 2014, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through December 31, 2015.

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank and Company. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The implementation of the capital conservation buffer is being phased in effective January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury on January 1, 2015. As of December 31, 2015, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
Salisbury	$92,030	13.51%	$54,509	8.0%	n/a	—
Bank	89,249	13.10	54,504	8.0	$68,131	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	40,878	6.0	n/a	—
Bank	83,340	12.23	40,878	6.0	54,504	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	30,659	4.5	n/a	—
Bank	83,340	12.23	30,659	4.5	44,285	6.5
Tier 1 Capital (to average assets)
Salisbury	76,120	8.56	36,102	4.0	n/a	—
Bank	83,340	9.37	35,593	4.0	44,491	5.0
December 31, 2014
Total Capital (to risk-weighted assets)
Salisbury	$89,783	14.27%	$50,334	8.0%	n/a	—
Bank	80,492	12.75	50,492	8.0	$63,116	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	84,171	13.38	25,167	4.0	n/a	—
Bank	74,881	11.86	25,246	4.0	37,869	6.0
Tier 1 Capital (to average assets)
Salisbury	84,171	12.31	27,344	4.0	n/a	—
Bank	74,881	10.95	27,345	4.0	34,181	5.0

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

Preferred Stock

In August 2011, Salisbury issued to the U.S. Secretary of the Treasury (the “Treasury”) $16 million of its Series B Preferred Stock under the Small Business Lending Fund (the “SBLF”) program. The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The Preferred Stock qualified as Tier 1 capital for regulatory purposes and ranked senior to the Common Stock.

During fourth quarter 2015, the Company completed an offering of $10 million of unsecured 6.00% fixed-to–floating rate subordinated notes due in 2025. The notes qualify as Tier II capital and are included as such within the Company's total risk-based capital ratio.

The net proceeds of the offering, along with cash on hand, were used during the fourth quarter 2015 to redeem the $16 million of Senior Non-Cumulative Perpetual Preferred Stock issued in conjunction with the Company’s participation in the U.S. Treasury’s SBLF program.

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

Years ended December 31, (in thousands)	2014	2013
Change in projected benefit obligation
Benefit obligation at beginning of year	$5,250	$6,039
Actuarial gain	(977)	(860)
Service cost	—	—
Interest cost	277	255
Curtailments and settlements	—	—
Benefits paid	(4,550)	(184)
Benefit obligation at end of year	—	5,250
Change in plan assets
Plan assets at estimated fair value at beginning of year	6,868	6,019
Actual return on plan assets	(2,318)	1,033
Contributions by employer	—	—
Curtailments and settlements	—	—
Benefits paid	(4,550)	(184)
Fair value of plan assets at end of year	—	6,868
Funded status and recognized asset
included in other assets on the balance sheet	$—	$1,618

The components of amounts recognized in accumulated other comprehensive income, before tax effect, are as follows:

Years ended December 31, (in thousands)	2014	2013
Unrecognized gain (loss)	$—	$924
Total	$—	$924

The accumulated benefit obligation for the plan was $5,250,000 at December 31, 2013. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.10% for 2013.

The components of net periodic cost are as follows:

Years ended December 31, (in thousands)	2014	2013
Service cost	$—	$—
Interest cost on benefit obligation	277	255
Expected return on plan assets	(297)	(258)
Amortization of net gain (loss)	(1)	—
Net periodic benefit cost	(21)	(3)
Additional amount recognized due to settlement or curtailment	—	—
	(21)	(3)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	923	(1,635)
Amortization of net gain (loss)	1	—
Total recognized in other comprehensive loss (income)	924	(1,635)
Total recognized in net periodic cost and other comprehensive loss (income)	$903	$(1,638)

The discount rate used to determine the net periodic benefit cost was 5.10% for 2014 and 4.35% for 2013; and the expected return on plan assets was 4.35% for 2014 and 2013.

In 2014, Salisbury terminated the Defined Benefit Pension Plan.  Excess assets in the amount of $1,018,000 were distributed to the Bank’s Defined Contribution Plan (401k) and the Employee Stock Ownership Plan (ESOP) for future allocations to employees.  The division of the excess pension assets was 66.67% to the 401k account (or $679,000) and 33.33% to the ESOP account (or $339,000).

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. Effective December 31, 2012, and simultaneously with the freezing of the pension plan, the 401(k) Plan was amended to include a safe harbor contribution of 4% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the plan.

Both the safe harbor and additional discretionary match, if any, vest immediately.

Salisbury’s 401(k) Plan contribution expense for 2015, 2014 and 2013 was $679,000, $331,000 and $657,000, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an Employee Stock Ownership Plan (ESOP) to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $323,000, $15,000, and $160,000 in 2015, 2014, and 2013, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $672,000 and $581,000 at December 31, 2015, and 2014, respectively. Expense under this arrangement was $91,000 for 2015, $53,000 for 2014, and $49,000 for 2013.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $88,000 and $105,000 at December 31, 2015, and 2014, respectively. The related expense amounted to $7,000, $8,000 and $9,000 for 2015, 2014 and 2013, respectively.

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen year period as described in the agreement. The related liability was $629,000 and $668,000 at December 31, 2015 and December 31, 2014, respectively. The related expense amounted to $21,000 and $2,000 for 2015 and 2014, respectively.

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

In 2015, 2014, and 2013, the Bank awarded six (6), seven (7) and six (6) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $39,000 in 2015, $0 in 2014, and $60,000 for 2013. In 2014, there was also a recovery of $8,000 of prior expenses from contributions in 2013. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year.

NOTE 15 - LONG TERM INCENTIVE PLAN

The Board of Directors adopted the 2011 Long Term Incentive Plan (the “Plan”) on March 25, 2011, and the shareholders approved the Plan at the 2011 Annual Meeting. The Plan was amended on January 18, 2013 and again on January 29, 2016. The purpose of the Plan is to assist Salisbury and the Bank in attracting, motivating, retaining and rewarding employees, officers and directors by enabling such persons to acquire or increase a proprietary interest in Salisbury in order to strengthen the mutuality of interests between such persons and our shareholders, and providing such persons with stock-based long-term performance incentives to expend their maximum efforts in the creation of shareholder value.

The terms of the Plan provide for grants of Directors Stock Retainer Awards, Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, Performance Awards, Deferred Stock, Dividend Equivalents, and Stock or Other Stock-Based Awards that may be settled in shares of Common Stock, cash, or other property (collectively, “Awards”).

On January 2, 2015, the Compensation Committee granted a total of 48,894 Phantom Stock Appreciation Units pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”), including 23,012 units to three Named Executive Officers. Mr. Cantele received 11,484 units, Mr. Davies received 5,963 units and Mr. White received 5,565 units. The units will vest on the third anniversary of the grant date.

Under the Plan, the total number of shares of Common Stock reserved and available for issuance in the ten years following adoption of the Plan in connection with Awards under the Plan is 84,000 shares of Common Stock, which represented less than 5% of Salisbury’s outstanding shares of Common Stock at the time the Plan was adopted. Shares of Common Stock with respect to Awards previously granted under the Plan that are cancelled, terminate without being exercised, expire, are forfeited or lapse will again be available for issuance as Awards. Also, shares of Common Stock subject to Awards settled in cash and shares of Common Stock that are surrendered in payment of any Award or any tax withholding requirements will again be available for issuance as Awards. No more than 30,000 shares of Common Stock may be issued pursuant to Awards in any one calendar year. In addition, the Plan limits the total number of shares of Common Stock that may be awarded as Incentive Stock Options (“ISOs”) to 42,000 and the total number of shares of Common Stock that may be issued as Directors Stock Retainer Awards to 15,000. The Directors stock retainer awards were increased from 120 shares per year to 240 shares per year effective January 25, 2013.  Effective January 29, 2016, the Directors stock retainer award was increased from 240 shares to 340 shares annually.

In 2015, 2014, and 2013, there were 2,660, 2,160 and 1,330 shares issued, respectively, and the related compensation expense was $81,000, $65,000 and $34,000, respectively.

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

Grants of Restricted Stock and Options

On March 27, 2015, Salisbury granted a total of 1,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to one (1) Named Executive Officer, Richard J. Cantele, Jr., President and Chief Executive Officer. The fair value of the stock as of the grant date was determined to be $29,000 and the stock vested immediately. On January 3, 2014, Salisbury granted a total of 3,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to two (2) employees, including 2,000 shares to Donald E. White, Chief Financial Officer, and 1,000 shares to Richard P. Kelly, Executive Vice President and Chief Credit Officer. The stock will be vested three years from the grant date.

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

The remaining weighted average vesting period on restricted shares as of December 31, 2015, over which unrecognized compensation cost is expected to be recognized, is 0.5 years.

Expense in 2015, 2014, and 2013 totaled $222,000, $216,000 and $142,000, respectively. Unrecognized compensation cost relating to the awards as of December 31, 2015 and 2014 totaled $110,000 and $313,000, respectively. Forfeitures in 2015, 2014, and 2013 totaled 300, 2,000, and 500 shares, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2015	2014
Balance, beginning of period	$8,060	$1,279
Additional related party loans acquired pursuant to Riverside Bank merger	—	6,828
Advances	5,045	271
Repayments	(4,985)	(318)
Balance, end of period	$8,120	$8,060

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

Years ended December 31, (in thousands)	2015	2014	2013
Net income	$8,457	$2,521	$4,083
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(1,297)	2,534	(3,743)
Reclassification of net realized gains in net income(1)	(192)	—	—
Unrealized (losses) gains on securities available-for-sale	(1,489)	2,534	(3,743)
Income tax benefit (expense)	506	(862)	1,273
Unrealized (losses) gains on securities available-for-sale, net of tax	(983)	1,672	(2,470)
Pension plan (expense) income (see Note 14)	—	(924)	1,635
Income tax benefit (expense)	—	314	(556)
Pension plan (expense) income, net of tax	—	(610)	1,079
Other comprehensive (loss) income, net of tax	(983)	1,062	(1,391)
Comprehensive income	$7,474	$3,583	$2,692

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

The components of accumulated other comprehensive income is as follows:

December 31, (in thousands)	2015	2014
Unrealized gains on securities available-for-sale, net of tax	$1,125	$2,108
Accumulated other comprehensive income	$1,125	$2,108

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Bank has entered into an agreement pursuant to which a third party is to provide the Bank with account processing services and other miscellaneous services. Under the agreement, the Bank is obligated to pay monthly processing fees through August 5, 2016. In the event the Bank chooses to cancel the agreement prior to the end of the contract term a lump sum termination fee will have to be paid. The fee shall be calculated as the average monthly billing, exclusive of pass through costs for the past twelve months, multiplied by the number of months and any portion of a month remaining in the contract term plus the total of any promotional or monthly allowances (as applicable), or discounted monthly fees, which were provided to the Bank for the affected processing services in consideration of the fulfillment of the entire term of the affected processing services, multiplied by the number of months the Bank was awarded each of those allowance(s) for; plus one half (1/2) of any migration allowance or installation allowance, as defined in the agreement. The Bank has decided not to renew the existing agreement and will go to a month to month processing fee arrangement with the current provider until an agreement with a new provider goes into effect.

On December 31, 2015, the Bank selected a new provider for account processing services and other miscellaneous services, and will switch over to the new provider in November of 2016. The new agreement will continue until the eighth anniversary of the commencement date. According to the agreement, “Commencement Date” means the first day on which any conversion services are completed and the Bank has the capability to input transactions or data for processing by the third party provider.

Salisbury leases facilities and equipment under operating leases that expire at various dates through 2023. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $295,000, $147,000 and $85,000 for 2015, 2014 and 2013, respectively.

Future minimum lease payments at December 31, 2015 are as follows:

Future minimum lease payments (in thousands)
2016	$207
2017	166
2018	93
2019	79
2020	82
2021	28
2022	28
2023	16
$699

Salisbury leases a facility under a capital lease that expires in 2029 with an option to terminate the lease in 2018. The lease has varying renewal options, requires a fixed annual rent, and provides that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The following is a schedule by years of future minimum lease payments under the capital lease with the present value of the net minimum lease payments as of December 31, 2015.

Future minimum lease payments (in thousands)
2016	$73
2017	73
2018	73
2019	84
2020	84
Thereafter	693
Total minimum lease payments	1,080
Less amount representing interest	658
$422

Contingent Liabilities

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

The parties’ submitted briefs and oral arguments were heard by Appellate Court on January 7, 2016. On March 1, 2016, the Appellate Court affirmed the trial court’s judgment and remanded the case for the setting of new Law Days. Subsequently, the defendant filed an application for review with the Connecticut Supreme Court, which denied Mr. Christophersen’s Petition For Certification on March 23, 2016. The case will be remanded to the trial court to set new law days.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or to which any of its property is subject.

NOTE 19 - FINANCIAL INSTRUMENTS

The Bank, in the normal course of business and to meet the financing needs of its customers, is a party to financial instruments with off-balance sheet risk.    These financial instruments include commitments to originate loans, letters of credit, and advance funds on loans.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there are no violations of any conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income producing properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2015 and 2014, the maximum potential amount of the Bank’s obligation was $1,401,000 and $3,422,000, respectively, for financial, commercial and standby letters of credit.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (in thousands)	2015	2014
Residential	$6,620	$3,030
Home equity lines of credit	25,912	25,882
Commercial	13,922	16,751
Land	218	5
Real estate secured	46,672	45,668
Commercial and industrial	67,725	57,905
Municipal	790	—
Consumer	1,507	1,537
Unadvanced portions of loans	116,694	105,110
Commitments to originate loans	37,688	20,953
Standby letters of credit	1,401	3,422
Total	$155,783	$129,485

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $93,000 and $115,000 as of December 31, 2015 and December 31, 2014, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2015.

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

Accrued interest receivable/payable. Carrying value approximates fair value.

Cash surrender value of life insurance. The carrying value of this asset approximates its fair value.

Deposits. The fair value of demand, non-interest bearing checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.

Borrowed funds. Advances from Federal Home Loan Bank – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities. Subordinated Debentures – The fair value is estimated by using a discounted cash flow approach and applying discount rates currently offered on similar remaining terms and maturities.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,541	$—	$2,541
U.S. Government agency notes	—	498	—	498
Municipal bonds	—	30,385	—	30,385
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	32,202	—	32,202
Collateralized mortgage obligations:
U.S. Government agencies	—	2,014	—	2,014
Non-agency	—	4,948	—	4,948
SBA bonds	—	3,096	—	3,096
CRA mutual funds	—	764	—	764
Preferred stock	246	—	—	246
Securities available-for-sale	$246	$76,448	$—	$76,694
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	15,211	15,211
Mortgage servicing rights	—	1,315	—	1,315
December 31, 2014
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,806	$—	$2,806
U.S. Government agency notes	—	5,874	—	5,874
Municipal bonds	—	40,352	—	40,352
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	27,709	—	27,709
Collateralized mortgage obligations:
U.S. Government agencies	—	2,679	—	2,679
Non-agency	—	6,596	—	6,596
SBA bonds	—	4,465	—	4,465
CRA mutual funds	—	504	—	504
Preferred stock	327	—	—	327
Securities available-for-sale	$327	$90,985	$—	$91,312
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	10,463	10,463
Mortgage servicing rights	—	1,568	—	1,568
Other real estate owned	—	—	1,002	1,002

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Cash and cash equivalents	$62,118	$62,118	$62,118	$—	$—
Securities available-for-sale	76,694	76,694	246	76,448	—
Federal Home Loan Bank stock	3,176	3,176	—	3,176	—
Loans held-for-sale	763	778	—	—	778
Loans receivable, net	699,018	707,154	—	—	707,154
Accrued interest receivable	2,307	2,307	—	—	2,307
Cash surrender value of life insurance	13,685	13,685	13,685	—	—
Financial Liabilities
Demand (non-interest-bearing)	$201,340	$201,340	$—	$—	$201,340
Demand (interest-bearing)	125,465	125,465	—	—	125,465
Money market	183,783	183,783	—	—	183,783
Savings and other	119,651	119,651	—	—	119,651
Certificates of deposit	124,294	125,437	—	—	125,437
Deposits	754,533	755,676	—	—	755,676
Repurchase agreements	3,914	3,914	—	—	3,914
FHLBB advances	26,979	28,559	—	—	28,559
Subordinated debt	9,764	9,764	—	—	9,764
Note payable	376	405	—	—	405
Capital lease liability	422	870	—	—	870
Accrued interest payable	150	150	—	—	150
December 31, 2014
Financial Assets
Cash and cash equivalents	$36,105	$36,105	$36,105	$—	$—
Securities available-for-sale	91,312	91,312	327	90,985	—
Federal Home Loan Bank stock	3,515	3,515	—	3,515	—
Loans held-for-sale	568	572	—	—	572
Loans receivable, net	673,330	683,845	—	—	683,845
Accrued interest receivable	2,334	2,334	—	—	2,334
Cash surrender value of life insurance	13,314	13,314	13,314	—	—
Financial Liabilities
Demand (non-interest-bearing)	$161,386	$161,386	$—	$—	$161,386
Demand (interest-bearing)	117,169	117,169	—	—	117,169
Money market	174,274	174,274	—	—	174,274
Savings and other	121,387	121,387	—	—	121,387
Certificates of deposit	141,210	142,261	—	—	142,261
Deposits	715,426	716,477	—	—	716,477
Repurchase agreements	4,163	4,163	—	—	4,163
FHLBB advances	28,813	30,626	—	—	30,626
Capital lease liability	424	929	—	—	929
Accrued interest payable	166	166	—	—	166

NOTE 21 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2015	2014
Assets
Cash and due from banks	$2,612	$9,436
Investment in bank subsidiary	97,794	92,531
Other assets	5	6
Total Assets	$100,411	$101,973
Liabilities and Shareholders' Equity
Subordinated debt	$9,764	$—
Other liabilities	73	152
Shareholders' equity	90,574	101,821
Total Liabilities and Shareholders' Equity	$100,411	$101,973

Statements of Income Years ended December 31, (in thousands)	2015	2014	2013
Dividends from subsidiary	$2,743	$2,143	$2,128
Interest income	19	21	27
Interest expense	35	—	—
Expenses	511	986	394
Income before taxes and equity in undistributed net income of subsidiary	2,216	1,178	1,761
Income tax benefit	192	91	—
Income before equity in undistributed net income of subsidiary	2,408	1,269	1,761
Equity in undistributed net income of subsidiary	6,049	1,252	2,322
Net income	$8,457	$2,521	$4,083

Statements of Cash Flows Years ended December 31, (in thousands)	2015	2014	2013
Net income	$8,457	$2,521	$4,083
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(6,049)	(1,252)	(2,322)
Other	(275)	85	24
Net cash provided by operating activities	2,133	1,354	1,785
Investing Activities
Investment in bank	—	(27,251)	—
Maturities (purchases) of interest-bearing time deposits of other banks	—	738	(738)
Maturities of securities available-for-sale	—	—	—
Net cash utilized by investing activities	—	(26,513)	(738)
Financing Activities
Common stock dividends paid	(3,054)	(1,918)	(1,915)
Preferred stock dividends paid	(158)	(166)	(161)
Proceeds from issuance of subordinated debt, net of issue cost	9,764	—	—
Payment to repurchase preferred stock	(16,000)	—	—
Proceeds from issuance of common stock	491	126	34
Issuance of Salisbury stock to Riverside shareholders	—	27,251	—
Net cash (utilized) provided by financing activities	(8,957)	25,293	(2,042)
(Decrease) increase in cash and cash equivalents	(6,824)	134	(995)
Cash and cash equivalents, beginning of period	9,436	9,302	10,297
Cash and cash equivalents, end of period	$2,612	$9,436	$9,302

NOTE 22 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2015	2014	2013
Net income	$8,457	$2,521	$4,083
Less: Preferred stock dividends declared	(158)	(166)	(161)
Net income available to common shareholders	8,299	2,355	3,922
Less: Undistributed earnings allocated to participating securities	(72)	(27)	(39)
Net income allocated to common stock	$8,227	$2,328	$3,883
Weighted average common shares issued	2,730	1,785	1,710
Less: Unvested restricted stock awards	(24)	(21)	(19)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,706	1,764	1,691
Add: Dilutive effect of unvested restricted stock awards	17	1	—
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,723	1,765	1,691
Earnings per common share (basic)	$3.04	$1.32	$2.30
Earnings per common share (diluted)	$3.02	$1.32	$2.30

NOTE 23 – SUBSEQUENT EVENTS

Salisbury has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The Board of Directors of Salisbury declared a $0.28 per common share quarterly cash dividend at their January 29, 2016 meeting. The dividend was paid on February 26, 2016 to shareholders of record as of February 12, 2016.

On January 29, 2016, Salisbury granted a total of 15,800 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 42 employees, including 6,000 shares to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 5,000 and John Davies, President New York Region and Chief Lending Officer and Donald E. White, Chief Financial Officer each received 500 shares. The fair value of the stock as of the grant date was determined to be $466,000 and the stock will be vested three years from the grant date.

On January 29, 2016, the Compensation Committee granted a total of 47,470 Phantom Stock Appreciation Units pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, including 23,012 units to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 11,484 units, John Davies, President New York Region and Chief Lending Officer received 5,963 units and Donald E. White, Chief Financial Officer received 5,565 units. The units will vest on the third anniversary of the grant date.

NOTE 24 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2015 and 2014 is as follows:

Year ended December 31, 2015 (in thousands, except ratios and per share amounts)	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Statement of Income
Interest and dividend income	$8,671	$8,545	$8,650	$8,705
Interest expense	745	753	753	775
Net interest and dividend income	7,926	7,792	7,897	7,930
(Benefit) provision for loan losses	(200)	196	655	266
Gains on securities, net	175	11	6	—
Trust and Wealth Advisory	822	890	798	755
Service charges and fees	731	778	798	763
Gains on sales of mortgage loans, net	93	87	47	47
Mortgage servicing, net	(40)	20	5	16
Other	115	114	115	166
Non-interest income	1,896	1,900	1,769	1,747
Non-interest expense	6,835	6,539	6,202	6,344
Income before income taxes	3,187	2,957	2,809	3,067
Income tax provision	953	885	824	901
Net income	2,234	2,072	1,985	2,166
Net income available to common shareholders	2,194	2,032	1,945	2,128
Financial Condition
Total assets	$865,037	$860,794	$904,233	$891,192
Loans, net	676,734	677,726	687,719	699,018
Allowance for loan losses	5,182	5,059	5,659	5,716
Securities	84,694	92,932	83,886	79,870
Deposits	724,910	720,734	761,479	754,533
Repurchase agreements	3,278	2,771	4,210	3,914
FHLBB advances	28,403	28,033	26,928	26,979
Shareholders' equity	103,211	104,104	105,450	90,574
Non-performing assets	14,875	14,995	16,602	16,264
Per Common Share Data
Earnings, basic	$0.81	$0.74	$0.71	$0.78
Earnings, diluted	0.80	0.74	0.71	0.77
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	31.96	32.26	32.72	33.13
Market price: (a)
High	30.39	32.30	31.74	33.70
Low	26.08	28.80	28.38	28.80
Statistical Data
Net interest margin (fully tax equivalent)	4.11%	4.01%	3.91%	3.88%
Efficiency ratio (fully tax equivalent)	65.45	62.91	60.40	63.64
Return on average assets	1.03	0.94	0.87	0.94
Return on average shareholders' equity	10.22	9.26	8.64	9.34
Weighted average common shares outstanding, basic	2,699	2,706	2,708	2,710
Weighted average common shares outstanding, diluted	2,716	2,724	2,724	2,727
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $0.10 per share ("Common Stock") trades on the NASDAQ Capital Market under the symbol: SAL. As of March 1, 2016, there were approximately 2,141 shareholders of record of the Company’s Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2014 (in thousands, except ratios and per share amounts)	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Statement of Income
Interest and dividend income	$5,443	$5,552	$5,444	$6,416
Interest expense	668	647	690	699
Net interest and dividend income	4,775	4,905	4,754	5,717
Provision for loan losses	337	314	318	165
Trust and Wealth Advisory	779	939	791	786
Service charges and fees	542	626	639	666
Gains on sales of mortgage loans, net	11	32	—	21
Mortgage servicing, net	27	11	41	15
Other	79	74	82	91
Non-interest income	1,438	1,682	1,553	1,579
Non-interest expense	5,110	5,068	5,108	6,852
Income before income taxes	766	1,205	881	279
Income tax provision	215	239	113	43
Net income	551	966	768	236
Net income available to common shareholders	505	926	728	196
Financial Condition
Total assets	$589,771	$621,476	$638,089	$855,427
Loans, net	446,518	456,627	461,913	673,330
Allowance for loan losses	4,894	5,102	5,384	5,358
Securities	98,015	92,884	88,960	94,827
Deposits	477,512	507,361	522,294	715,426
Repurchase agreements	2,643	4,344	6,500	4,163
FHLBB advances	30,017	29,619	29,218	28,813
Shareholders' equity	74,001	75,000	75,516	101,821
Non-performing assets	8,526	8,757	8,945	10,892
Per Common Share Data
Earnings, basic and diluted	$0.29	$0.54	$0.43	$0.10
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	33.90	34.44	34.74	31.54
Market price: (a)
High	27.58	30.98	30.70	28.39
Low	25.90	27.13	26.95	25.88
Statistical Data
Net interest margin (fully tax equivalent)
Efficiency ratio (fully tax equivalent)	3.72%	3.74%	3.39%	3.68%
Return on average assets	77.11	72.35	75.92	77.80
Return on average shareholders' equity	0.35	0.62	0.45	0.11
Weighted average equivalent shares outstanding, basic and diluted	1,691	1,691	1,693	1,981
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.
95

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s principal executive officer and principal financial officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2015. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Salisbury and its subsidiary are responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, Salisbury’s principal executive and principal financial officers, or persons performing similar functions, and effected by Salisbury’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

This annual report does not include an attestation report of Salisbury’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Salisbury’s registered public accounting firm pursuant to rules of the SEC that permit Salisbury to provide only Management’s Report in this annual report.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2015 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2016 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury's Proxy Statement for the 2016 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners ("Principal Shareholders")” "Directors and Nominees for Election for a Three Year Term and Director Independence" and "Executive Compensation." Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2016 Annual Meeting of Shareholders, under the captions “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2016 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Warrant to purchase Common Stock dated March 13, 2009. (incorporated by reference to Exhibit 4.1 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011). (Such Warrant was repurchased by Salisbury on November 2, 2011 and simultaneously cancelled. See Exhibit 10.8 below).
4.2	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1.of Registrant’s Form 8-K filed December 10, 2015).
10.1	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.2	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2001 Annual Report on Form 10-KSB/A filed May 8, 2002). (Such Plan expired in 2011 and was replaced by the 2011 Long Term Incentive Plan. See Exhibit 10.9 below).
10.3	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.4	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.5	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.6	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.7	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.8	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.9	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.10	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.11	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.12	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016.
10.13	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers.
10.14	Employment Agreement with John M. Davies.
10.15	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 10, 2015).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
23.2	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules
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
March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ Michael D. Gordon
Louis E. Allyn, II	Michael D. Gordon
Director	Director
March 30, 2016	March 30, 2016

/s/ Charles M. Andola	/s/ Polly Diane Hoe
Charles M. Andola	Polly Diane Hoe
Director	Director
March 30, 2016	March 30, 2016

/s/ George E. Banta	/s/ Nancy F. Humphreys
George E. Banta	Nancy F. Humphreys
Director	Director
March 30, 2016	March 30, 2016

/s/ Arthur J. Bassin	/s/ Holly J. Nelson
Arthur J. Bassin	Holly J. Nelson
Director	Director
March 30, 2016	March 30, 2016

/s/ Louise F. Brown	/s/ John F. Perotti
Louise F. Brown	John F. Perotti
Director	Director
March 30, 2016	March 30, 2016

/s/ Richard J. Cantele, Jr.	/s/ Rudolph P. Russo
Richard J. Cantele, Jr.	Rudolph P. Russo
Director, President and Chief Executive Officer	Director
March 30, 2016	March 30, 2016

/s/ Robert S. Drucker	/s/ Michael A. Varet
Robert S. Drucker	Michael A. Varet
Director	Director, Chairman of the Board
March 30, 2016	March 30, 2016

/s/ David B. Farrell	/s/ Donald E. White
David B. Farrell	Donald E. White
Director	Chief Financial Officer
March 30, 2016	and Chief Accounting Officer
March 30, 2016

