Form 10-Q
period 2016-03-31
SALISBURY BANCORP INC
filed 2016-05-16
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 16, 2016 is 2,753,426.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Cash and due from banks	$9,309	$14,891
Interest bearing demand deposits with other banks	22,194	47,227
Total cash and cash equivalents	31,503	62,118
Securities
Available-for-sale at fair value	79,034	76,694
Federal Home Loan Bank of Boston stock at cost	3,117	3,176
Loans held-for-sale	183	763
Loans receivable, net (allowance for loan losses: $5,877 and $5,716)	728,845	699,018
Bank premises and equipment, net	14,632	14,307
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $3,064 and $2,909)	2,183	2,338
Accrued interest receivable	2,451	2,307
Cash surrender value of life insurance policies	13,775	13,685
Deferred taxes	2,013	1,989
Other assets	1,516	2,245
Total Assets	$891,804	$891,192
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$192,184	$201,340
Demand (interest bearing)	122,814	125,465
Money market	192,357	183,783
Savings and other	126,214	119,651
Certificates of deposit	122,089	124,294
Total deposits	755,658	754,533
Repurchase agreements	2,620	3,914
Federal Home Loan Bank of Boston advances	27,031	26,979
Subordinated debt(1)	9,770	9,764
Note payable	365	376
Capital lease liability	420	422
Accrued interest and other liabilities	4,538	4,630
Total Liabilities	800,402	800,618
Shareholders' Equity
Common stock - $.10 per share par value
Authorized: 5,000,000
Issued: 2,753,426 and 2,733,576	275	273
Paid-in capital	41,915	41,364
Retained earnings	48,662	47,922
Unearned compensation - restricted stock awards	(529)	(110)
Accumulated other comprehensive income	1,079	1,125
Total Shareholders' Equity	91,402	90,574
Total Liabilities and Shareholders' Equity	$891,804	$891,192

 (1) Net of issuance costs, which are capitalized and amortized as a component of interest expense over a period of 10 years.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands except per share amounts)	2016	2015
Interest and dividend income
Interest and fees on loans	$7,925	$7,922
Interest on debt securities
Taxable	293	326
Tax exempt	286	390
Other interest and dividends	74	33
Total interest and dividend income	8,578	8,671
Interest expense
Deposits	508	444
Repurchase agreements	1	1
Capital lease	18	18
Note payable	5	—
Subordinated debt	156	—
Federal Home Loan Bank of Boston advances	231	282
Total interest expense	919	745
Net interest and dividend income	7,659	7,926
Provision (benefit) for loan losses	463	(200)
Net interest and dividend income after provision (benefit) for loan losses	7,196	8,126
Non-interest income
Trust and wealth advisory	784	822
Service charges and fees	730	731
Gains on sales of mortgage loans, net	39	94
Mortgage servicing, net	12	(40)
Gains on sales and calls of available-for-sale securities, net	2	175
Other	117	114
Total non-interest income	1,684	1,896
Non-interest expense
Salaries	2,574	2,540
Employee benefits	1,088	1,005
Premises and equipment	895	908
Data processing	447	474
Professional fees	380	650
Collections and OREO	157	244
FDIC insurance	134	198
Marketing and community support	200	110
Amortization of core deposit intangibles	155	169
Other	810	537
Total non-interest expense	6,840	6,835
Income before income taxes	2,040	3,187
Income tax provision	528	953
Net income	$1,512	$2,234
Net income available to common shareholders	$1,512	$2,194

Basic earnings per common share	$0.55	$0.81
Weighted average common shares outstanding, to calculate basic earnings per share	2,723	2,699
Diluted earnings per common share	$0.55	$0.80
Weighted average common shares outstanding, to calculate diluted earnings per share	2,741	2,716
Common dividends per share	$0.28	$0.28

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2016	2015
Net income	$1,512	$2,234
Other comprehensive loss
Net unrealized losses on securities available-for-sale	(68)	(193)
Reclassification of net realized gains in net income(1)	(2)	(175)
Unrealized losses on securities available-for-sale	(70)	(368)
Income tax benefit	24	128
Unrealized losses on securities available-for-sale, net of tax	(46)	(240)
Comprehensive income	$1,466	$1,994

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)	Common Stock		Preferred stock	Paid-in capital	Retained earnings	Unearned compensation - restricted stock awards	Accumulated other comp- rehensive income	Total share- holders' equity
	Shares	Amount
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income	—	—	—	—	2,234	—	—	2,234
Other comprehensive loss, net of tax	—	—	—	—	—	—	(240)	(240)
Common stock dividends declared	—	—	—	—	(761)	—	—	(761)
Preferred stock dividends declared	—	—	—	—	(40)	—	—	(40)
Stock options exercised	6,750	1	—	125	—	—	—	126
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Stock based compensation-restricted stock awards	—	—	—	—	—	42	—	42
Balances at March 31, 2015	2,728,516	$273	$16,000	$41,231	$44,110	$(271)	$1,868	$103,211
Balances at December 31, 2015	2,733,576	$273	$—	$41,364	$47,922	$(110)	$1,125	$90,574
Net income	—	—	—	—	1,512	—	—	1,512
Other comprehensive loss, net of tax	—	—	—	—	—	—	(46)	(46)
Common stock dividends declared	—	—	—	—	(772)	—	—	(772)
Stock options exercised	4,050	—	—	87	—	—	—	87
Issuance of restricted stock awards	15,800	2	—	464	—	—	—	466
Stock based compensation-restricted stock awards	—	—	—	—	—	(419)	—	(419)
Balances at March 31, 2016	2,753,426	$275	$—	$41,915	$48,662	$(529)	$1,079	$91,402

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2016	2015
Operating Activities
Net income	$1,512	$2,234
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	60	38
Bank premises and equipment	306	311
Core deposit intangible	155	169
Mortgage servicing rights	51	119
Fair value adjustment on loans	(586)	(650)
Fair value adjustment on deposits	(38)	(135)
Debt issuance costs	6	—
(Gains) and losses, including write-downs
Gain on sales and calls of securities available-for-sale, net	(2)	(175)
Gain on sales of loans, excluding capitalized servicing rights	(19)	(32)
Write-downs of other real estate owned	—	127
Loss on sale/disposals of premises and equipment	13	45
Provision (benefit) for loan losses	463	(200)
Proceeds from loans sold	1,787	2,134
Loans originated for sale	(1,188)	(1,862)
Increase in deferred loan origination fees and costs, net	(44)	(3)
Mortgage servicing rights originated	(20)	(62)
Increase in mortgage servicing rights impairment reserve	20	10
Increase in interest receivable	(144)	(22)
Deferred tax benefit	—	(13)
Decrease (increase) in prepaid expenses	47	(126)
Increase in cash surrender value of life insurance policies	(90)	(92)
Decrease in income tax receivable	506	—
Increase in income taxes payable	—	55
Decrease in other assets	125	64
Decrease in accrued expenses	(113)	(184)
Decrease in interest payable	(30)	—
Increase in other liabilities	51	161
Stock based compensation-restricted stock awards	47	71
Net cash provided by operating activities	2,875	1,982
Investing Activities
Redemption of Federal Home Loan Bank of Boston stock	59	—
Purchases of securities available-for-sale	(10,072)	(3)
Proceeds from sales of securities available-for-sale	—	3,861
Proceeds from calls of securities available-for-sale	5,351	3,740
Proceeds from maturities of securities available-for-sale	2,253	2,304
Loan originations and principal collections, net	(29,674)	(3,011)
Recoveries of loans previously charged off	14	460
Capital expenditures	(644)	(186)
Net cash (utilized) provided by investing activities	(32,713)	7,165

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

Three months ended March 31, (in thousands)	2016	2015
Financing Activities
Increase in deposit transaction accounts, net	3,330	9,556
(Decrease) increase in time deposits, net	(2,167)	63
Decrease in securities sold under agreements to repurchase, net	(1,294)	(885)
Principal payments on Federal Home Loan Bank of Boston advances	(6)	(410)
Modification fees on Federal Home Loan Bank of Boston advances	58	—
Principal payments on note payable	(11)	—
Decrease in capital lease obligation	(2)	(1)
Stock options exercised	87	126
Common stock dividends paid	(772)	(761)
Series B preferred stock dividends paid	—	(40)
Net cash (utilized) provided by financing activities	(777)	7,648
Net (decrease) increase in cash and cash equivalents	(30,615)	16,795
Cash and cash equivalents, beginning of period	62,118	36,105
Cash and cash equivalents, end of period	$31,503	$52,900
Cash paid during period
Interest	$760	$745
Income taxes	258	911

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

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

Impact of New Accounting Pronouncements Issued

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – overall (subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Salisbury does not expect ASU No. 2016-01 to have a material impact on the Company's Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating this ASU to determine the impact on its consolidated financial statements. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Salisbury is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
March 31, 2016
Available-for-sale
U.S. Treasury notes	$7,497	$33	$(1)	$7,529
Municipal bonds	24,893	495	—	25,388
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	35,328	497	(23)	35,802
Collateralized mortgage obligations:
U.S. Government agencies	1,850	12	—	1,862
Non-agency	4,198	382	(12)	4,568
SBA bonds	2,843	28	—	2,871
CRA mutual funds	770	9	—	779
Preferred stock	20	215	—	235
Total securities available-for-sale	$77,399	$1,671	$(36)	$79,034
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,117	$—	$—	$3,117

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2015
Available-for-sale
U.S. Treasury notes	$2,499	$42	$—	$2,541
U.S. Government agency notes	498	—	—	498
Municipal bonds	29,752	633	—	30,385
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	31,900	385	(83)	32,202
Collateralized mortgage obligations:
U.S. Government agencies	2,002	12	—	2,014
Non-agency	4,487	468	(7)	4,948
SBA bonds	3,065	31	—	3,096
CRA mutual funds	766	—	(2)	764
Preferred stock	20	226	—	246
Total securities available-for-sale	$74,989	$1,797	$(92)	$76,694
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,176	$—	$—	$3,176

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury did not sell any available-for-sale securities during the three month period ended March 31, 2016, and sold $3.9 million in available-for-sale securities during the three month period ended March 31, 2015, for a gain of $165,000. The after tax gain totaled $150,000.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive loss, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2016
Available-for-sale
Municipal bonds	$4,997	$(1)	$—	$—	$4,997	$(1)
Mortgage-backed securities	7,096	(18)	177	(5)	7,273	(23)
Collateralized mortgage obligations:
Non-agency	343	(2)	211	(6)	554	(8)
Total temporarily impaired securities	12,436	(21)	388	(11)	12,824	(32)
Other-than-temporarily impaired securities
Collateralized mortgage obligations:
Non-agency	217	(4)	—	—	217	(4)
Total temporarily impaired and other-than-temporarily impaired securities	$12,653	$(25)	$388	$(11)	$13,041	$(36)

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2016.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at March 31, 2016.

Municipal bonds: Contractual cash flows are performing as expected. Salisbury’s portfolio is mostly comprised of tax-exempt general obligation bonds or public-purpose revenue bonds for schools, municipal offices, sewer infrastructure and fire houses, for small towns and municipalities across the United States. In the wake of the financial crisis, most monoline bond insurers had their ratings downgraded or withdrawn because of excessive exposure to insurance for collateralized debt obligations. Where appropriate, Salisbury performs credit underwriting reviews of unrated issuers, including some that have had their ratings withdrawn and are insured by insurers that have had their ratings withdrawn, to assess default risk. For all completed reviews, pass credit risk ratings have been assigned. Management expects to recover the entire amortized cost basis of these securities. It is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be at maturity, and Salisbury does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at March 31, 2016.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2016, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2016. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost bases.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2016	2015
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2016. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	March 31, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$274,881	$7,443	$282,324	$261,495	$7,799	$269,294
Residential 5+ multifamily	8,095	6,050	14,145	6,411	6,136	12,547
Construction of residential 1-4 family	9,332	—	9,332	7,998	—	7,998
Home equity lines of credit	34,329	—	34,329	35,017	—	35,017
Residential real estate	326,637	13,493	340,130	310,921	13,935	324,856
Commercial	136,315	86,500	222,815	129,446	88,829	218,275
Construction of commercial	10,145	4,903	15,048	6,525	4,874	11,399
Commercial real estate	146,460	91,403	237,863	135,971	93,703	229,674
Farm land	4,007	—	4,007	3,193	—	3,193
Vacant land	8,198	—	8,198	8,563	—	8,563
Real estate secured	485,302	104,896	590,198	458,648	107,638	566,286
Commercial and industrial	92,528	35,517	128,045	74,657	46,764	121,421
Municipal	9,364	—	9,364	9,566	—	9,566
Consumer	5,806	76	5,882	6,195	77	6,272
Loans receivable, gross	593,000	140,489	733,489	549,066	154,479	703,545
Deferred loan origination fees and costs, net	1,233	—	1,233	1,189	—	1,189
Allowance for loan losses	(5,573)	(304)	(5,877)	(5,481)	(235)	(5,716)
Loans receivable, net	$588,660	$140,185	$728,845	$544,774	$154,244	$699,018
Loans held-for-sale
Residential 1-4 family	$183	$—	$183	$763	$—	$763

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2016
Residential 1-4 family	$260,994	$6,386	$7,411	$90	$—	$274,881
Residential 5+ multifamily	6,075	1,931	89	—	—	8,095
Construction of residential 1-4 family	8,445	887	—	—	—	9,332
Home equity lines of credit	32,954	510	865	—	—	34,329
Residential real estate	308,468	9,714	8,365	90	—	326,637
Commercial	125,703	5,269	5,343	—	—	136,315
Construction of commercial	10,025	—	120	—	—	10,145
Commercial real estate	135,728	5,269	5,463	—	—	146,460
Farm land	2,983	—	1,024	—	—	4,007
Vacant land	5,207	67	2,924	—	—	8,198
Real estate secured	452,386	15,050	17,776	90	—	485,302
Commercial and industrial	88,953	2,995	578	2	—	92,528
Municipal	9,364	—	—	—	—	9,364
Consumer	5,788	17	1	—	—	5,806
Loans receivable, gross	$556,491	$18,062	$18,355	$92	$—	$593,000

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2016
Residential 1-4 family	$6,663	$—	$780	$—	$—	$7,443
Residential 5+ multifamily	5,927	—	123	—	—	6,050
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	12,590	—	903	—	—	13,493
Commercial	77,995	3,067	5,438	—	—	86,500
Construction of commercial	4,645	—	258	—	—	4,903
Commercial real estate	82,640	3,067	5,696	—	—	91,403
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	95,230	3,067	6,599	—	—	104,896
Commercial and industrial	34,007	917	509	84	—	35,517
Municipal	—	—	—	—	—	—
Consumer	71	5	—	—	—	76
Loans receivable, gross	$129,308	$3,989	$7,108	$84	$—	$140,489

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$248,027	$6,933	$6,444	$91	$—	$261,495
Residential 5+ multifamily	4,507	1,815	89	—	—	6,411
Construction of residential 1-4 family	7,111	887	—	—	—	7,998
Home equity lines of credit	33,687	545	785	—	—	35,017
Residential real estate	293,332	10,180	7,318	91	—	310,921
Commercial	120,903	4,801	3,742	—	—	129,446
Construction of commercial	6,525	—	—	—	—	6,525
Commercial real estate	127,428	4,801	3,742	—	—	135,971
Farm land	2,162	—	1,031	—	—	3,193
Vacant land	5,567	69	2,927	—	—	8,563
Real estate secured	428,489	15,050	15,018	91	—	458,648
Commercial and industrial	72,887	1,214	555	1	—	74,657
Municipal	9,566	—	—	—	—	9,566
Consumer	6,171	18	6	—	—	6,195
Loans receivable, gross	$517,113	$16,282	$15,579	$92	$—	$549,066

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$6,824	$199	$776	$—	$—	$7,799
Residential 5+ multifamily	6,136	—	—	—	—	6,136
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	12,960	199	776	—	—	13,935
Commercial	80,406	4,005	4,418	—	—	88,829
Construction of commercial	4,612	—	262	—	—	4,874
Commercial real estate	85,018	4,005	4,680	—	—	93,703
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	97,978	4,204	5,456	—	—	107,638
Commercial and industrial	45,363	875	443	83	—	46,764
Municipal	—	—	—	—	—	—
Consumer	71	6	—	—	—	77
Loans receivable, gross	$143,412	$5,085	$5,899	$83	$—	$154,479

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
March 31, 2016
Residential 1-4 family	$267,101	$1,334	$3,509	$75	$—	$2,862	$6,446	$—	$5,834
Residential 5+ multifamily	7,946	60	—	—	—	89	89	—	—
Construction of residential 1-4 family	9,160	172	—	—	—	—	—	—	—
Home equity lines of credit	33,395	434	218	43	150	89	500	—	701
Residential real estate	317,602	2,000	3,727	118	150	3,040	7,035	—	6,535
Commercial	133,401	156	833	668	342	915	2,758	—	2,557
Construction of commercial	10,145	—	—	—	—	—	—	—	—
Commercial real estate	143,546	156	833	668	342	915	2,758	—	2,557
Farm land	2,983	301	—	—	—	723	723	—	1,024
Vacant land	5,371	—	4	—	—	2,823	2,827	—	2,854
Real estate secured	469,502	2,457	4,564	786	492	7,501	13,343	—	12,970
Commercial and industrial	90,851	398	973	288	—	18	1,279	—	447
Municipal	9,364	—	—	—	—	—	—	—	—
Consumer	5,763	24	15	4	—	—	19	—	—
Loans receivable, gross	$575,480	$2,879	$5,552	$1,078	$492	$7,519	$14,641	$—	$13,417

Acquired Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
March 31, 2016
Residential 1-4 family	$6,664	$—	$—	$—	$—	$779	$779	$—	$779
Residential 5+ multifamily	5,168	759	—	—	123	—	123	—	123
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	11,832	759	—	—	123	779	902	—	902
Commercial	80,481	2,635	1,605	—	—	1,779	3,384	—	1,839
Construction of commercial	4,645	—	—	—	—	258	258	—	258
Commercial real estate	85,126	2,635	1,605	—	—	2,037	3,642	—	2,097
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	96,958	3,394	1,605	—	123	2,816	4,544	—	2,999
Commercial and industrial	33,725	844	123	825	—	—	948	—	414
Municipal	—	—	—	—	—	—	—	—	—
Consumer	72	4	—	—	—	—	—	—	—
Loans receivable, gross	$130,755	$4,242	$1,728	$825	$123	$2,816	$5,492	$—	$3,413

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
December 31, 2015
Residential 1-4 family	$254,152	$1,781	$1,931	$683	$973	$1,975	$5,562	$—	$5,671
Residential 5+ multifamily	6,254	—	68	—	—	89	157	—	89
Construction of residential 1-4 family	7,826	172	—	—	—	—	—	—	—
Home equity lines of credit	33,744	363	306	101	113	390	910	—	601
Residential real estate	301,976	2,316	2,305	784	1,086	2,454	6,629	—	6,361
Commercial	126,440	1,618	474	—	233	681	1,388	—	2,349
Construction of commercial	6,525	—	—	—	—	—	—	—	—
Commercial real estate	132,965	1,618	474	—	233	681	1,388	—	2,349
Farm land	2,172	298	—	—	—	723	723	—	1,031
Vacant land	5,734	—	6	—	—	2,823	2,829	—	2,855
Real estate secured	442,847	4,232	2,785	784	1,319	6,681	11,569	—	12,596
Commercial and industrial	73,698	906	35	—	—	18	53	—	461
Municipal	9,566	—	—	—	—	—	—	—	—
Consumer	6,096	61	21	17	—	—	38	—	80
Loans receivable, gross	$532,207	$5,199	$2,841	$801	$1,319	$6,699	$11,660	$—	$13,137
Acquired Loans
		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
December 31, 2015
Residential 1-4 family	$6,823	$—	$—	$110	$—	$866	$976	$90	$776
Residential 5+ multifamily	6,136	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	12,959	—	—	110	—	866	976	90	776
Commercial	81,140	4,848	916	—	—	1,925	2,841	—	2,000
Construction of commercial	4,612	—	—	—	—	262	262	—	262
Commercial real estate	85,752	4,848	916	—	—	2,187	3,103	—	2,262
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	98,711	4,848	916	110	—	3,053	4,079	90	3,038
Commercial and industrial	46,128	471	83	82	—	—	165	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	77	—	—	—	—	—	—	—	—
Loans receivable, gross	$144,916	$5,319	$999	$192	$—	3,053	$4,244	$90	$3,038

Interest on non-accrual loans that would have been recorded as additional interest income for the quarters ended March 31, 2016 and 2015 had the loans been current in accordance with their original terms totaled $365,000 and $135,000, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	March 31, 2016			March 31, 2015
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	1	$89	$89	1	$51	$51
Commercial real estate	—	—	—	1	297	297
Home equity lines of credit	—	—	—	—	—	—
Troubled debt restructurings	1	$89	$89	2	$348	$348
Refinance	1	$89	$89	—	—	—
Rate reduction and term extension	—	—	—	1	$297	$297
Debt consolidation and term extension	—	—	—	—	—	—
Debt consolidation, rate reduction, term extension and note bifurcation	—	—	—	1	51	51
Term extension	—	—	—	—	—	—
Troubled debt restructurings	1	$89	$89	2	$348	$348

Acquired Loans

	March 31, 2016			March 31, 2015
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Commercial real estate	—	$—	$—	—	$—	$—
Troubled debt restructurings	—	$—	$—	—	$—	$—
Rate reduction and term extension	—	$—	$—	—	$—	$—
Troubled debt restructurings	—	$—	$—	—	$—	$—

One loan has been modified as a troubled debt restructure during 2016 and was not past due at March 31, 2016.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	March 31, 2016					March 31, 2016
	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance
Residential	$2,477	$86	$(106)	$1	$2,458	$79	$(10)	$—	$—	$69
Commercial	1,466	154	(36)	1	1,585	132	56	(96)	2	94
Land	188	(1)	(23)	—	164	—	—	—	—	—
Real estate	4,131	239	(165)	2	4,207	211	46	(96)	2	163
Commercial and industrial	683	125	(31)	4	781	24	114	(1)	4	141
Municipal	61	(2)	—	—	59	—	—	—	—	—
Consumer	124	11	(23)	2	114	—	—	—	—	—
Unallocated	482	(70)	—	—	412	—	—	—	—	—
Totals	$5,481	$303	$(219)	$8	$5,573	$235	$160	$(97)	$6	$304
17

	Business Activities Loans					Acquired Loans
(in thousands)	December 31, 2015					December 31, 2015
	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (benefit)	Charge- offs	Reco- veries	Ending balance
Residential	$2,306	$746	$(698)	$123	$2,477	$—	$79	$—	$—	$79
Commercial	1,697	(18)	(214)	1	1,466	7	136	(16)	5	132
Land	164	157	(133)	—	188	—	—	—	—	—
Real estate	4,167	885	(1,045)	124	4,131	7	215	(16)	5	211
Commercial and industrial	583	(295)	(69)	464	683	14	(24)	—	34	24
Municipal	61	—	—	—	61	—	—	—	—	—
Consumer	117	71	(82)	18	124	—	(8)	—	8	—
Unallocated	409	73	—	—	482	—	—	—	—	—
Totals	$5,337	$734	$(1,196)	$606	$5,481	$21	$183	$(16)	$47	$235

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2016
Residential 1-4 family	$266,482	$1,534	$8,399	$474	$274,881	$2,008
Residential 5+ multifamily	6,330	45	1,765	—	8,095	45
Construction of residential 1-4 family	9,332	75	—	—	9,332	75
Home equity lines of credit	33,511	309	818	21	34,329	330
Residential real estate	315,655	1,963	10,982	495	326,637	2,458
Commercial	132,084	1,377	4,231	80	136,315	1,457
Construction of commercial	10,025	127	120	1	10,145	128
Commercial real estate	142,109	1,504	4,351	81	146,460	1,585
Farm land	2,983	24	1,024	1	4,007	25
Vacant land	5,125	120	3,073	19	8,198	139
Real estate secured	465,872	3,611	19,430	596	485,302	4,207
Commercial and industrial	92,019	780	509	1	92,528	781
Municipal	9,364	59	—	—	9,364	59
Consumer	5,806	114	—	—	5,806	114
Unallocated allowance	—	412	—	—	—	412
Totals	$573,061	$4,976	$19,939	$597	$593,000	$5,573

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2016
Residential 1-4 family	$6,664	$—	$779	$69	$—	$—	$7,443	$69
Residential 5+ multifamily	5,927	—	123	—	—	—	6,050	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	12,591	—	902	69	—	—	13,493	69
Commercial	79,134	19	2,585	27	4,781	44	86,500	90
Construction of commercial	4,645	4	258	—	—	—	4,903	4
Commercial real estate	83,779	23	2,843	27	4,781	44	91,403	94
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	96,370	23	3,745	96	4,781	44	104,896	163
Commercial and industrial	34,475	21	414	114	628	6	35,517	141
Municipal	—	—	—	—	—	—	—	—
Consumer	60	—	—	—	16	—	76	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$130,905	$44	$4,159	$210	$5,425	$50	$140,489	$304

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$253,156	$1,415	$8,339	$610	$261,495	$2,025
Residential 5+ multifamily	4,640	33	1,771	—	6,411	33
Construction of residential 1-4 family	7,998	65	—	—	7,998	65
Home equity lines of credit	34,298	286	719	68	35,017	354
Residential real estate	300,092	1,799	10,829	678	310,921	2,477
Commercial	125,173	1,265	4,273	113	129,446	1,378
Construction of commercial	6,403	87	122	1	6,525	88
Commercial real estate	131,576	1,352	4,395	114	135,971	1,466
Farm land	2,162	23	1,031	14	3,193	37
Vacant land	5,486	122	3,077	29	8,563	151
Real estate secured	439,316	3,296	19,332	835	458,648	4,131
Commercial and industrial	74,131	673	526	10	74,657	683
Municipal	9,566	61	—	—	9,566	61
Consumer	6,115	124	80	—	6,195	124
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$7,023	$—	$776	$79	$—	$—	$7,799	$79
Residential 5+ multifamily	6,136	—	—	—	—	—	6,136	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	13,159	—	776	79	—	—	13,935	79
Commercial	81,300	19	2,742	107	4,787	2	88,829	128
Construction of commercial	4,612	4	262	—	—	—	4,874	4
Commercial real estate	85,912	23	3,004	107	4,787	2	93,703	132
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	99,071	23	3,780	186	4,787	2	107,638	211
Commercial and industrial	45,650	24	—	—	1,114	—	46,764	24
Municipal	—	—	—	—	—	—	—	—
Consumer	61	—	—	—	16	—	77	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$144,782	$47	$3,780	$186	$5,917	$2	$154,479	$235

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

March 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$569,493	$4,429	$—	$—	$569,493	$4,429
Potential problem loans	3,568	135	—	—	3,568	135
Impaired loans	—	—	19,939	597	19,939	597
Unallocated allowance	—	412	—	—	—	412
Totals	$573,061	$4,976	$19,939	$597	$593,000	$5,573

Acquired Loans

March 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$133,381	$51	$—	$—	$133,381	$51
Potential problem loans	2,949	42	—	—	2,949	42
Impaired loans	—	—	4,159	211	4,159	211
Unallocated allowance	—	—	—	—	—	—
Totals	$136,330	$93	$4,159	$211	$140,489	$304

Business Activities Loans

December 31, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$527,905	$4,110	$—	$—	$527,905	$4,110
Potential problem loans	1,223	44	—	—	1,223	44
Impaired loans	—	—	19,938	845	19,938	845
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481
20

Acquired Loans

December 31, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$148,580	$46	$—	$—	$148,580	$46
Potential problem loans	2,119	2	—	—	2,119	2
Impaired loans	—	—	3,780	187	3,780	187
Unallocated allowance	—	—	—	—	—	—
Totals	$150,699	$48	$3,780	$187	$154,479	$235

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2016
Residential	$7,155	$7,787	$8,032	$474	$18	$3,009	$3,230	$2,740	$20
Home equity lines of credit	488	513	503	21	—	330	347	296	—
Residential real estate	7,643	8,300	8,535	495	18	3,339	3,577	3,036	20
Commercial	3,095	3,412	3,058	80	13	1,136	1,403	1,195	7
Construction of commercial	120	126	121	1	2	—	—	—	—
Farm land	11	13	372	1	—	1,013	1,109	656	—
Vacant land	2,870	3,859	2,870	19	1	203	238	205	—
Real estate secured	13,739	15,710	14,956	596	34	5,691	6,327	5,092	27
Commercial and industrial	94	98	95	1	—	415	468	421	1
Consumer	—	—	—	—	—	—	—	20	—
Totals	$13,833	$15,808	$15,051	$597	$34	$6,106	$6,795	$5,533	$28

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2016
Residential	$602	$716	$645	$69	$—	$300	$300	$263	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	602	716	645	69	—	300	300	263	—
Commercial	331	723	547	27	4	2,255	2,853	2,176	13
Construction of commercial	—	—	—	—	—	258	271	259	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	933	1,439	1,192	96	4	2,813	3,424	2,698	13
Commercial and industrial	332	439	83	114	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,265	$1,878	$1,275	$210	$4	$2,813	$3,424	$2,698	$13

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential 1-4 family	$7,482	$8,094	$6,449	$610	$167	$2,628	$2,770	$3,089	$98
Home equity lines of credit	535	659	260	68	9	184	199	423	2
Residential real estate	8,017	8,753	6,709	678	176	2,812	2,969	3,512	100
Commercial	3,131	3,405	2,850	113	123	1,142	1,393	1,624	49
Construction of commercial	122	128	9	1	7	—	—	116	—
Farm land	733	773	400	14	25	298	352	461	—
Vacant land	2,870	3,836	3,015	29	3	207	241	72	9
Real estate secured	14,873	16,895	12,983	835	334	4,459	4,955	5,785	158
Commercial and industrial	95	98	145	10	4	431	481	383	22
Consumer	—	—	—	—	—	80	108	12	1
Totals	$14,968	$16,993	$13,128	$845	$338	$4,970	$5,544	$6,180	$181

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential 1-4 family	$599	$716	$273	$79	$—	$177	$177	$376	$7
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	599	716	273	79	—	177	177	376	7
Commercial	675	826	698	107	34	2,067	2,843	2,011	32
Construction of commercial	—	—	—	—	—	262	273	167	22
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,274	1,542	971	186	34	2,506	3,293	2,554	61
Commercial and industrial	—	—	6	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,274	$1,542	$977	$186	$34	$2,506	$3,297	$2,554	$61

NOTE 4 - MORTGAGE SERVICING RIGHTS

March 31, (in thousands)	2016	2015
Residential mortgage loans serviced for others	$129,194	$137,186
Fair value of mortgage servicing rights	1,037	1,355

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2016	2015
Mortgage Servicing Rights
Balance, beginning of period	$486	$694
Originated	20	62
Amortization (1)	(51)	(119)
Balance, end of period	$455	$637
Valuation Allowance
Balance, beginning of period	$(3)	$—
Increase in impairment reserve (1)	(20)	(9)
Balance, end of period	(23)	(9)
Mortgage servicing rights, net	$432	$628
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net, in the consolidated statements of income.

NOTE 5 - PLEDGED ASSETS

(in thousands)	March 31, 2016	December 31, 2015
Securities available-for-sale (at fair value)	$71,444	$67,750
Loans receivable	162,284	153,269
Total pledged assets	$233,728	$221,019

At March 31, 2016, securities were pledged as follows: $64.5 million to secure public deposits, $6.8 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands, except per share data)	2016	2015
Net income	$1,512	$2,234
Less: Preferred stock dividends declared	—	(40)
Net income available to common shareholders	1,512	2,194
Less: Undistributed earnings allocated to participating securities	(13)	(19)
Net income allocated to common stock	$1,499	$2,175
Weighted-average common shares issued	2,747	2,723
Less: Unvested restricted stock awards	(24)	(24)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,723	2,699
Add: Dilutive effect of stock options	18	17
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,741	2,716
Earnings per common share (basic)	$0.55	$0.81
Earnings per common share (diluted)	$0.55	$0.80

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by Salisbury and the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The implementation of the capital conservation buffer was phased in effective January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury on January 1, 2015. As of March 31, 2016, Salisbury and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

					To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital (to risk-weighted assets)
Salisbury	$93,065	12.92%	$57,633	8.0%	n/a	—
Bank	90,245	12.53	57,633	8.0	$72,042	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	77,000	10.69	43,225	6.0	n/a	—
Bank	84,180	11.68	43,225	6.0	57,633	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	77,000	10.69	40,429	4.5	n/a	—
Bank	84,180	11.68	32,419	4.5	46,827	6.5
Tier 1 Capital (to average assets)
Salisbury	77,000	8.57	35,937	4.0	n/a	—
Bank	84,180	9.51	35,403	4.0	39,828	5.0
December 31, 2015
Total Capital (to risk-weighted assets)
Salisbury	$92,030	13.51%	$54,509	8.0%	n/a	—
Bank	89,249	13.10	54,504	8.0	$68,131	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	40,878	6.0	n/a	—
Bank	83,340	12.23	40,878	6.0	54,504	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	30,659	4.5	n/a	—
Bank	83,340	12.23	30,659	4.5	44,285	6.5
Tier 1 Capital (to average assets)
Salisbury	76,120	8.56	36,102	4.0	n/a	—
Bank	83,340	9.37	35,593	4.0	44,491	5.0

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

During fourth quarter 2015, Salisbury completed an offering of $10 million of unsecured 6.00% fixed-to–floating rate subordinated notes due in 2025. The notes qualify as Tier II capital and are included as such within Salisbury's total risk-based capital ratio.

The net proceeds of the offering, along with cash on hand, were used during the fourth quarter 2015 to redeem the $16 million of Senior Non-Cumulative Perpetual Preferred Stock issued in conjunction with Salisbury’s participation in the U.S. Treasury’s SBLF program.

NOTE 8 – BENEFITS

Salisbury’s 401(k) Plan expense was $216,000 and $162,000, respectively, for the three month periods ended March 31, 2016 and 2015. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $19,000 and $18,000 for the three month periods ended March 31, 2016 and 2015, respectively.

In 2014, Salisbury terminated the Defined Benefit Pension Plan.  Excess assets in the amount of $1,018,000 were distributed to the Bank’s Defined Contribution Plan (401k) and the Employee Stock Ownership Plan (ESOP) for future allocations to employees.  The division of the excess pension assets was 66.67% to the 401k account (or $679,000) and 33.33% to the ESOP account (or $339,000).

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vest in full upon six years of qualified service.

Salisbury’s ESOP expense was $36,000 and $96,000, respectively, for the three month periods ended March 31, 2016 and 2015. First quarter 2015 included an increased ESOP accrual.

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

In 2015, 2014, and 2013, the Bank awarded six (6), seven (7) and six (6) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $11,000 for the first quarter of 2016 and $33,000 for the first quarter of 2015. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year.

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

Grants of Restricted Stock and Options

On February 16, 2016, 1,350 shares of stock options were exercised at $21.48 per share by one former Riverside Bank executive.

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

On January 26, 2016, 2,700 shares of stock options were exercised at $21.48 per share by two former Riverside Bank executives.

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

Expense in first quarter 2016 and 2015 related to stock based compensation totaled $47,000 and $71,000, respectively. Unrecognized compensation cost relating to the awards as of March 31, 2016 and 2015 totaled $275,000 and $271,000, respectively. There were no forfeitures in the first quarter of 2016 or the first quarter of 2015.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income is as follows:

(in thousands)	March 31, 2016	December 31, 2015
Unrealized gains on securities available-for-sale, net of tax	$1,079	$1,125
Accumulated other comprehensive income, net	$1,079	$1,125

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the quarter ended March 31, 2016.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2016
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$7,529	$—	$7,529
Municipal bonds	—	25,388	—	25,388
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	35,802	—	35,802
Collateralized mortgage obligations:
U.S. Government agencies	—	1,862	—	1,862
Non-agency	—	4,568	—	4,568
SBA bonds	—	2,871	—	2,871
CRA mutual funds	—	779	—	779
Preferred stock	235	—	—	235
Securities available-for-sale	$235	$78,799	$—	$79,034
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	14,290	14,290
Mortgage servicing rights	—	—	1,037	1,037
December 31, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,541	$—	$2,541
U.S. Government agency notes	—	498	—	498
Municipal bonds	—	30,385	—	30,385
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	32,202	—	32,202
Collateralized mortgage obligations:
U.S. Government agencies	—	2,014	—	2,014
Non-agency	—	4,948	—	4,948
SBA bonds	—	3,096	—	3,096
CRA mutual funds	—	764	—	764
Preferred stock	246	—	—	246
Securities available-for-sale	$246	$76,448	$—	$76,694
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	15,211	15,211
Mortgage servicing rights	—	—	1,315	1,315

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2016
Financial Assets
Cash and cash equivalents	$31,503	$31,503	$31,503	$—	$—
Securities available-for-sale	79,034	79,034	235	78,799	—
Federal Home Loan Bank stock	3,117	3,117	—	3,117	—
Loans held-for-sale	183	183	—	—	183
Loans receivable, net	728,845	732,699	—	—	732,699
Accrued interest receivable	2,451	2,451	—	—	2,451
Cash surrender value of life insurance	13,775	13,775	13,775	—	—
Financial Liabilities
Demand (non-interest-bearing)	$192,184	$192,184	$—	$—	$192,184
Demand (interest-bearing)	122,814	122,814	—	—	122,814
Money market	192,357	192,357	—	—	192,357
Savings and other	126,214	126,214	—	—	126,214
Certificates of deposit	122,089	122,952	—	—	122,952
Deposits	755,658	756,521	—	—	756,521
Repurchase agreements	2,620	2,620	—	—	2,620
FHLBB advances	27,031	29,046	—	—	29,046
Subordinated debt	9,770	10,190	—	—	10,190
Note payable	365	404	—	—	404
Capital lease liability	420	895	—	—	895
Accrued interest payable	120	120	—	—	120
December 31, 2015
Financial Assets
Cash and cash equivalents	$62,118	$62,118	$62,118	$—	$—
Securities available-for-sale	76,694	76,694	246	76,448	—
Federal Home Loan Bank stock	3,176	3,176	—	3,176	—
Loans held-for-sale	763	778	—	—	778
Loans receivable, net	699,018	707,154	—	—	707,154
Accrued interest receivable	2,307	2,307	—	—	2,307
Cash surrender value of life insurance	13,685	13,685	13,685	—	—
Financial Liabilities
Demand (non-interest-bearing)	$201,340	$201,340	$—	$—	$201,340
Demand (interest-bearing)	125,465	125,465	—	—	125,465
Money market	183,783	183,783	—	—	183,783
Savings and other	119,651	119,651	—	—	119,651
Certificates of deposit	124,294	125,437	—	—	125,437
Deposits	754,533	755,676	—	—	755,676
Repurchase agreements	3,914	3,914	—	—	3,914
FHLBB advances	26,979	28,559	—	—	28,559
Subordinated debt	9,764	9,764	—	—	9,764
Note payable	376	405	—	—	405
Capital lease liability	422	870	—	—	870
Accrued interest payable	150	150	—	—	150

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2015. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

FINANCIAL CONDITION

Overview

Total assets were $891.8 million at March 31, 2016, an increase of $0.6 million from December 31, 2015. Loans receivable, net, were $728.8 million at March 31, 2016, an increase of $29.8 million from December 31, 2015. Non-performing assets of $16.8 million at March 31, 2016, increased $0.6 million from $16.2 million at December 31, 2015. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.80%, 0.81% and 0.76%, at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Deposits increased $1.2 million to $755.7 million, up from $754.5 million at December 31, 2015.

At March 31, 2016, book value and tangible book value per common share were $33.20 and $27.84, respectively. Salisbury’s tier 1 leverage, total risk-based capital, and common equity tier 1 capital ratios were 8.57%, 12.92%, and 10.69%, respectively.

Securities and Short Term Funds

During the first quarter of 2016, securities increased $2.3 million to $79.0 million primarily as a result of the purchase of $10.0 million of mortgage backed securities and treasury bills, partially offset by calls and principal pay downs. FHLBB advances increased $0.1 million, while cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $30.6 million to $31.5 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2016.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of March 31, 2016, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $29.8 million to $728.8 million at March 31, 2016, compared with $699.0 million at December 31, 2015.

Loan Credit Quality

During the first three months of 2016, non-performing assets increased $0.6 million primarily from the addition of five relationships, and partially offset by repayments and charged off loans.

During the first quarter of 2016, total impaired and potential problem loans increased by $3.5 million to $30.6 million, or 4.2% of gross loans receivable at March 31, 2016, from $27.1 million, compared to 3.8% of gross loans receivable at December 31, 2015.

Changes in impaired and potential problem loans are as follows:

	March 31, 2016				March 31, 2015

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accural	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$1,316	$(229)	$(564)	$523	$4,892	$(2,208)	$(2,547)	$137
Loans restored to accrual status	—	—	—	—	(340)	340	—	—
Loan risk rating downgrades to substandard	—	—	3,754	3,754	—	—	40	40
Loan risk rating upgrades from substandard	—	—	—	—	—	—	(156)	(156)
Loan repayments	(492)	(46)	15	(523)	(80)	(79)	(269)	(428)
Loan charge-offs	(187)	—	(30)	(217)	(362)	—	—	(362)
Increase (decrease) in TDR loans	—	—	—	—	—	—	—	—
Real estate acquired in settlement of loans	—	—	—	—	—	—	—	—
Inter-month tax advances	18	—	—	18	17	—	—	17
Increase (decrease) in loans	$655	$(275)	$3,175	$3,555	$4,127	$(1,947)	$(2,932)	$(752)

During the first quarter of 2016, Salisbury placed $1.3 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $217,000 of loans primarily as a result of collateral deficiencies.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Troubled debt restructured loans, accruing	$7,269	$7,544
Troubled debt restructured loans, non-accrual	3,327	3,044
All other non-accrual loans	13,502	13,130
Total impaired loans	$24,098	$23,718
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $0.6 million to $16.8 million, or 1.9% of assets at March 31, 2016, from $16.2 million, or 1.8% of assets at December 31, 2015, and increased $2.0 million from $14.9 million, or 1.7% of assets at March 31, 2015.

The 3.4% increase in non-performing assets in the first three months of 2016 resulted primarily from $1.3 million of loans placed on non-accrual status. This increase was offset in part by $0.5 million in payoffs and repayments and $0.2 million charged off.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Residential 1-4 family	$6,613	$6,446
Residential 5+ multifamily	123	89
Home equity lines of credit	701	601
Commercial	4,654	4,611
Farm land	1,024	1,031
Vacant land	2,854	2,855
Real estate secured	15,969	15,633
Commercial and industrial	861	461
Consumer	—	80
Non-accruing loans	16,830	16,174
Accruing loans past due 90 days and over	—	90
Non-performing loans	16,830	16,264
Real estate acquired in settlement of loans	—	—
Non-performing assets	$16,830	$16,264

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2016	December 31, 2015
Current	$4,334	$4,496
Past due 001-029 days	357	362
Past due 030-059 days	446	306
Past due 060-089 days	743	27
Past due 090-179 days	615	1,320
Past due 180 days and over	10,335	9,753
Total non-performing loans	$16,830	$16,264

At March 31, 2016, 25.75% of non-performing loans were current with respect to loan payments, compared with 27.65% at December 31, 2015. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) where Salisbury has initiated a foreclosure action that is referred to in Item 1 of Part II, Legal Proceedings.

Troubled Debt Restructured Loans

Troubled debt restructured loans improved slightly as a percentage of gross loans during first quarter 2016 at $10.6 million, or 1.44% of gross loans receivable at March 31, 2016, compared to $10.6 million, or 1.50% of gross loans receivable at December 31, 2015.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Residential 1-4 family	$4,329	$4,351
Home equity lines of credit	117	118
Personal	—	222
Vacant land	219	122
Commercial	2,540	2,666
Real estate secured	7,205	7,479
Commercial and industrial	63	65
Accruing troubled debt restructured loans	7,268	7,544
Residential 1-4 family	1,235	1,149
Commercial	1,763	1,554
Real estate secured	2,998	2,703
Commercial and industrial	330	341
Non-accrual troubled debt restructured loans	3,328	3,044
Troubled debt restructured loans	$10,596	$10,588

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2016	December 31, 2015
Current	$6,315	$6,771
Past due 1-29 days	219	453
Past due 30-59 days	445	320
Past due 60-89 days	290	—
Accruing troubled debt restructured loans	7,269	7,544
Current	1,535	1,810
Past due 1-29 days	—	—
Past due 30-59 days	73	28
Past due 60-89 days	284	—
Past due 90-179 days	229	1,206
Past due 180 days and over	1,206	—
Non-accrual troubled debt restructured loans	3,327	3,044
Total troubled debt restructured loans	$10,596	$10,588

At March 31, 2016, 74.08% of troubled debt restructured loans were current with respect to loan payments, as compared with 81.04% at December 31, 2015.

Past Due Loans

Loans past due 30 days or more increased $4.2 million during first quarter 2016 to $20.1 million, or 2.74% of gross loans receivable at March 31, 2016, compared with $15.9 million, or 2.26% of gross loans receivable at December 31, 2015.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Past due 030-059 days	$6,835	$3,533
Past due 060-089 days	1,160	966
Past due 090-179 days	—	—
Past due 180 days and over	—	90
Accruing loans	7,995	4,589
Past due 030-059 days	446	306
Past due 060-089 days	743	27
Past due 090-179 days	615	1,320
Past due 180 days and over	10,334	9,663
Non-accrual loans	12,138	11,316
Total loans past due 30 days or greater	$20,133	$15,905

Potential Problem Loans

Potential problem loans increased $3.2 million during the three months of 2016 to $6.5 million, or 0.89% of gross loans receivable at March 31, 2016, compared with $3.3 million, or 0.48% of gross loans receivable at December 31, 2015.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Residential 1-4 family	$1,355	$655
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	130	150
Residential real estate	1,485	805
Commercial	4,839	2,030
Construction of commercial	—	—
Commercial real estate	4,839	2,030
Farm land	—	—
Vacant land	23	23
Real estate secured	6,347	2,858
Commercial and industrial	168	478
Consumer	2	6
Other classified loans receivable	$6,517	$3,342

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2016	December 31, 2015
Current	$5,183	$2,716
Past due 001-029 days	24	229
Past due 030-059 days	1,211	150
Past due 060-089 days	99	247
Past due 090-179 days	—	—
Total potential problem loans	$6,517	$3,342

At March 31, 2016, 79.53% of potential problem loans were current with respect to loan payments, as compared with 81.27% at December 31, 2015.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $1.1 million during first quarter 2016 to $755.7 million, from $754.5 million at December 31, 2015, and increased $30.8 million year-over-year from $724.9 million at March 31, 2015. Retail repurchase agreements decreased $1.3 million during first quarter 2016 to $2.6 million, compared with $3.9 million at December 31, 2015, and decreased $0.7 million for year-over-year compared with $3.3 million at March 31, 2015.

Federal Home Loan Bank of Boston (FHLBB) advances are unchanged at $27.0 million as of March 31, 2016, when compared to $27.0 million at December 31, 2015, and decreased $1.4 million year-over-year from $28.4 million at March 31, 2015. The decreases were due to amortizing payments of advances, maturities of advances that were not renewed, and in accordance with ASC 470-50 for two advances which were modified during the quarter ending September 30, 2015. The modification extended $21.0 million in advances a weighted average period of 39 months.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At March 31, 2016, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 18.08%, down from 22.67% at December 31, 2015. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2016 provided net cash of $2.9 million. Investing activities utilized net cash of $32.7 million, principally from $30.0 million of net loan originations and principal collections and $10.1 million of purchases of securities available-for-sale offset by proceeds of $7.6 million from sales, calls, and maturities of securities available-for-sale. Financing activities utilized net cash of $0.8 million, principally due common stock dividends paid totaling $0.8 million.

At March 31, 2016, Salisbury had outstanding commitments to fund new loan originations of $25.1 million and unused lines of credit of $119.4 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2016 and 2015

OVERVIEW

Net income available to common shareholders was $1.5 million, or $0.55 per common share, for the first quarter ended March 31, 2016 (first quarter 2016), compared with $2.1 million, or $0.78 per common share, for the fourth quarter ended December 31, 2015 (fourth quarter 2015), and $2.2 million, or $0.81 per common share, for the first quarter ended March 31, 2015 (first quarter 2015).

•	Earnings per common share of $0.55 decreased $0.23 versus fourth quarter 2015, and decreased $0.26, versus first quarter 2015. The earnings for the quarter were down as compared to the fourth and first quarter 2015 primarily as the result of a lesser interest income benefit from the purchased loan portfolio, increased interest expenses related to our issuance of the subordinated debt offering last December, an increase in expenses related to adjustments from sold loans serviced for others, and an increase in provision for loan losses as a result of the exceptional loan growth.
•	The net interest margin of 3.80% decreased 8 basis points versus 3.88% for the fourth quarter 2015 and decreased 31 basis points versus 4.11% for the first quarter 2015.
•	Net loans increased $29.8 million, or 4.3%, in the first quarter 2016 to $728.8 million versus the fourth quarter 2015 and increased $52.1 million, or 7.7% versus the first quarter 2015.
•	Interest income for the first quarter reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $586,000 ($443,000 net of impairments). The fourth quarter and first quarter of 2015 included similar adjustments of $691,000 ($728,000 net of impairments) and $650,000 ($650,000 net of impairments), respectively.
•	Provision for loan loss expense (benefit) was $463,000 for first quarter 2016 versus $266,000 for fourth quarter 2015, and ($200,000) for first quarter 2015. Net loan charge-offs (recoveries) were $302,000 for the first quarter 2016, $209,000 for fourth quarter 2015 and ($24,000) for the first quarter 2015. Included in the provision expense are impairments related to ASC310-30 acquired loans of $143,000 for the first quarter 2016, ($28,000) for the fourth quarter 2015, and $0 for the first quarter 2015. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.80% for the first quarter 2016, versus 0.81% for fourth quarter 2015 and 0.76% for first quarter 2015.
•	Tax equivalent net interest income for first quarter 2016 decreased $250,000, or 3.0%, versus fourth quarter 2015, and decreased $264,000 or 3.2%, versus first quarter 2015.

Net Interest Income

Tax equivalent net interest income for first quarter 2016 decreased $250,000, or 3.0%, versus fourth quarter 2015, and decreased $264,000 or 3.2%, versus first quarter 2015. Average earning assets decreased $3.2 million versus fourth quarter 2015, and increased $37.4 million versus first quarter 2015. Average total interest bearing deposits increased $3.7 million versus fourth quarter 2015 and increased $2.3 million versus first quarter 2015. The net interest margin of 3.80% decreased 8 basis points versus 3.88% for the fourth quarter 2015 and decreased 31 basis points versus 4.11% for the first quarter 2015.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Loans (a)(d)	$721,618	$681,277	$8,101	$8,029	4.47%	4.72%
Securities (c)(d)	72,964	84,356	718	921	3.94	4.37
FHLBB stock	3,157	3,515	28	15	3.55	1.78
Short term funds (b)	41,618	32,780	46	18	0.45	0.21
Total interest-earning assets	839,357	801,928	8,893	8,983	4.23	4.49
Other assets	59,079	61,078
Total assets	$898,436	$863,006
Interest-bearing demand deposits	$125,733	$117,193	77	76	0.25	0.26
Money market accounts	189,167	173,268	135	114	0.28	0.27
Savings and other	123,299	127,118	53	54	0.17	0.17
Certificates of deposit	123,207	141,568	243	200	0.79	0.83
Total interest-bearing deposits	561,406	559,147	508	444	0.36	0.32
Repurchase agreements	3,083	3,408	1	1	0.14	0.18
Note payable	373	—	5	—	5.44	0.00
Subordinated debt	9,767	—	156	—	6.39	0.00
Capital lease	421	423	18	18	17.10	16.57
FHLBB advances	27,002	28,545	231	282	3.39	3.95
Total interest-bearing liabilities	602,052	591,523	919	745	0.61	0.51
Demand deposits	196,212	160,324
Other liabilities	8,928	8,071
Shareholders’ equity	91,244	103,088
Total liabilities & shareholders’ equity	$898,436	$863,006
Net interest income			$7,974	$8,238
Spread on interest-bearing funds					3.62	3.98
Net interest margin (e)					3.80	4.11
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $315,000 and $312,000, respectively, for 2016 and 2015 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2016 versus 2015
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$464	$(392)	$72
Securities	(119)	(84)	(203)
FHLBB stock	(1)	14	13
Short term funds	7	21	28
Total	351	(441)	(90)
Interest-bearing liabilities
Deposits	(17)	81	64
Repurchase agreements	—	—	—
Note payable	3	2	5
Subordinated debt	78	78	156
Capital lease	—	—	—
FHLBB advances	(14)	(37)	(51)
Total	50	124	174
Net change in net interest income	$301	$(565)	$(264)

Interest Income

Tax equivalent interest income decreased $0.3 million to $8.0 million for first quarter 2016 as compared with first quarter 2015.

Loan income as compared to first quarter 2015 increased $0.1 million, or 0.9%, primarily due to a $40.3 million, or 5.6%, increase in average loans, partially offset by a 25 basis point decrease in the average loan yield. The first quarter of 2016 reflects the net accretion of $586,000 related to fair value adjustments of loans related to the Riverside acquisition compared to net accretion of $650,000 in first quarter 2015. Additionally, recoveries in excess of book value of previously charged off loans also contributed $34,000 to interest income in the first quarter of 2015.

Tax equivalent securities income decreased $0.2 million, or 21.9%, for first quarter 2016 as compared with first quarter 2015, primarily due to an $11.4 million, or 13.5%, decrease in average volume due to calls, prepayments of mortgage-backed securities, sales of municipal bonds and by a 43 basis point decrease in average yield.

Interest Expense

Interest expense increased $0.2 million, or 23.4%, to $0.9 million for first quarter 2016 as compared with first quarter 2015.

Interest on deposit accounts increased $0.1 million, or 14.6%, as a result of a $2.3 million increase in the average balances and by higher average deposit rates, up 4 basis points. The higher average rate resulted from the effect of market interest rates paid on interest bearing deposits and changes in product mix.

Interest expense on FHLBB borrowings decreased $0.1 million as a result of the lower average borrowing rate, down 56 basis points, and an average balance decrease of $1.5 million as compared with first quarter 2015. Interest expense on subordinated debt totaled $156,000 for first quarter 2016.

Provision and Allowance for Loan Losses

Provision for loan loss expense (benefit) was $463,000 for first quarter 2016 versus ($200,000) for first quarter 2015. Included in the provision are impairments related to ASC310-30 purchased loans of $143,000 for the first quarter 2016 and $0 for the first quarter 2015. Net loan charge-offs (recoveries) were $302,000 for the first quarter 2016 and ($24,000) for the first quarter 2015. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.80% for the first quarter 2016, versus 0.76% for first quarter 2015.

The following table details the principal categories of credit quality ratios:

March 31, (dollars in thousands)	2016	2015
Net charge-offs (recoveries) to average loans receivable, gross	0.17%	(0.01)%
Non-performing loans to loans receivable, gross	2.29	2.05
Accruing loans past due 30-89 days to loans receivable, gross	1.09	0.82
Allowance for loan losses to loans receivable, gross	0.80	0.76
Allowance for loan losses to non-performing loans	34.92	37.02
Non-performing assets to total assets	1.89	1.72

The ratio of non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) to gross loans receivable increased to 2.29% at March 31, 2016 compared to 2.05% at March 31, 2015. Such increase in non-performing loans is concentrated among a few specific relationships and is not considered to be generally indicative of any adverse trend. The ratio of accruing loans past due 30-89 days to gross loans receivable increased to 1.09% from 0.82% at March 31, 2015.

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

Impaired loans and certain potential problem loans, when warranted, are individually evaluated for impairment. Impairment is measured for each individual loan, or for a borrower’s aggregate loan exposure, using either the fair value of the collateral, less estimated costs to sell if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. A specific allowance is generally established when the collateral value or discounted cash flows of the loan is lower than the carrying value of that loan.

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during first quarter 2016.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2016.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2016	2015	2016 vs. 2015
Trust and wealth advisory fees	$784	$822	$(38)	(4.62)%
Service charges and fees	730	731	(1)	(0.14)
Gains on sales of mortgage loans, net	39	94	(55)	(58.51)
Mortgage servicing, net	12	(40)	52	130.00
Gains on sales of available-for-sale securities, net	2	175	(173)	(98.86)
Other	117	114	3	2.63
Total non-interest income	$1,684	$1,896	$(212)	(11.18)%

Non-interest income decreased $212,000, or 11.18% in 2016 versus 2015. Trust and wealth advisory revenues decreased $38,000 versus first quarter 2015. The year-over-year revenue decrease is the result of fewer estate fees collected in first quarter 2016. Service charges and fees decreased $1,000 versus first quarter 2015. Income from sales and servicing of mortgage loans decreased $3,000 versus first quarter 2015 due to a decrease in servicing values as a result of a decline in the discount rate. First quarter 2016 mortgage loans sales totaled $1.8 million versus $2.1 million for first quarter 2015. First quarter 2016 and first quarter 2015 included mortgage servicing amortization and periodic impairment charges (net) of $71,000 and $128,000, respectively. Gain on sale and calls of securities for the first quarter 2016 totaled $2,000.  Gains recognized in the first quarter of 2016 resulted from called securities, and gains in first quarter 2015 resulted from called and sold securities. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2016	2015	2016 vs. 2015
Salaries	$2,574	$2,540	$34	1.34%
Employee benefits	1,088	1,005	83	8.26
Premises and equipment	895	908	(13)	(1.43)
Data processing	447	474	(27)	(5.70)
Professional fees	380	650	(270)	(41.54)
Collections and OREO	157	244	(87)	(35.66)
FDIC insurance	134	198	(64)	(32.32)
Marketing and community support	200	110	90	81.82
Amortization of intangible assets	155	169	(14)	(8.28)
Other	810	537	273	50.84
Non-interest expense	$6,840	$6,835	$5	0.07%

Non-interest expense for first quarter 2016 increased $5,000 versus first quarter 2015. Total salaries and benefits expense increased $117,000 versus first quarter 2015. The total compensation expenses year-over-year increase of $117,000 is mainly attributable to increased staffing levels and timing differences related to the 401K match and payroll taxes associated with the prior year’s performance related compensation. Premises and equipment decreased $13,000 versus first quarter 2015, mainly related to lower fuel and utility costs. Data processing decreased $27,000 versus first quarter 2015. Tax preparation expenses totaling $18,000 were reclassified from data processing to consulting in 2016. Professional fees decreased $270,000 versus first quarter 2015, which included consulting and audit fees related to the Riverside merger. Loan related expenses decreased $87,000 versus first quarter 2015, mainly due to the write-downs associated with OREO properties in first quarter 2015. Other expense increased $273,000 versus first quarter 2015 primarily as a result of expenses related to sold loans serviced for others.

Income Taxes

The effective income tax rates for first quarter 2016 and first quarter 2015 were 25.9% and 29.9%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The sale of $3.9 million of municipal securities in first quarter 2015 contributed to the increase in the effective tax rate for that quarter.  Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

CAPITAL RESOURCES

Shareholders’ equity was $91.4 million at March 31, 2016, up $0.8 million from December 31, 2015. Book value and tangible book value per common share were $33.20 and $27.84, respectively, compared with $33.13 and $27.69, respectively, at December 31, 2015. Contributing to the increase in shareholders’ equity for year-to-date 2016 was net income of $1.5 million and issued stock of $0.1 million, partially offset by common stock dividends of $0.8 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $1.1 million as of March 31, 2016.

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

The Series B Preferred Stock paid noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial quarterly dividend period ended September 30, 2011, and each of the next nine quarterly dividend periods the Series B Preferred Stock was outstanding, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending. The dividend rate for the quarterly dividend period ended December 31, 2016, was 1.0%. For the eleventh quarterly dividend period through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock was 1.0% and after four and one-half years from its issuance the dividend rate would have been fixed at 9.0% per annum. In December 2015, Salisbury issued $10 million of subordinated debentures and used the proceeds along with other cash-on-hand to redeem all of the Series B Preferred Stock.

On February 16, 2016, 1,350 shares of stock options were exercised at $21.48 per share by one former Riverside Bank executive.

On January 26, 2016, 2,700 shares of stock options were exercised at $21.48 per share by two former Riverside Bank executives.

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

Capital Requirements

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

Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well- capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows:

	March 31, 2016		December 31, 2015
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	12.92%	12.53%	13.51%	13.10%
Tier 1 Capital (to risk-weighted assets)	10.69	11.68	11.17	12.23
Common Equity Tier 1 Capital (to risk-weighted assets)	10.69	11.68	11.17	12.23
Tier 1 Capital (to average assets)	8.57	9.51	8.56	9.37

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

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of March 31, 2016, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During the three month period ended March 31, 2016, Salisbury paid $772,000 in common stock dividends.

On April 29, 2016, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 27, 2016 to shareholders of record on May 13, 2016. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised December 31, 2015, states that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital position.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations; and
(f)	other risks detailed from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s and the Bank’s financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2016 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2016, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 57 basis points for short term rates to 77 basis points for the 10-year Treasury; and (4) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rates. As of March 31, 2016, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2016:

As of March 31, 2016	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(6.09)%	1.93%
Immediately falling interest rates (static growth assumptions)	(1.71)	(4.17)
Immediately rising interest rates (static growth assumptions)	(3.23)	3.17

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2016 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(22)	$(44)
U.S. Government agency notes	—	—
Municipal bonds	(1,145)	(2,148)
Mortgage backed securities	(800)	(1,882)
Collateralized mortgage obligations	(248)	(376)
SBA pools	(6)	(13)
Other	(22)	(40)
Total available-for-sale debt securities	$(2,243)	$(4,503)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2016.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

The parties submitted briefs and oral arguments were heard on January 7, 2016. On March 1, 2016, the Appellate Court affirmed the trial court’s judgment and remanded the case for the setting of new Law Days.  Subsequently, the defendant filed an application for review with the Connecticut Supreme Court, which denied Mr. Christophersen’s Petition For Certification on March 23, 2016. The defendant has filed motions to open the Judgment which the Bank has opposed. The Bank is currently awaiting a decision on the defendant’s motion.

On March 31, 2016 the bank filed a Motion to Set New Law Days and Update Debt in accordance with the order of the Appellate Court, which denied the defendant’s appeal, and the Supreme Court, which refused to hear the defendant’s appeal.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS
Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014.
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed December 10, 2015).
10.1	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.2	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.3	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.4	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.5	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.6	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.7	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.8	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.9	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.10	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K filed March 30, 2016).
10.11	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed March 30, 2016).
10.12	Employment Agreement with John M. Davies (incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed March 30, 2016).
10.13	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 10, 2015).
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 16, 2016	by:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 16, 2016	by:	/s/ Donald E. White
Donald E. White
Executive Vice President and Chief Financial Officer