Form 10-Q
period 2016-06-30
SALISBURY BANCORP INC
filed 2016-08-12
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 12, 2016 is 2,758,186.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Cash and due from banks	$10,961	$14,891
Interest bearing demand deposits with other banks	20,537	47,227
Total cash and cash equivalents	31,498	62,118
Securities
Available-for-sale at fair value	80,438	76,694
Federal Home Loan Bank of Boston stock at cost	3,436	3,176
Loans held-for-sale	—	763
Loans receivable, net (allowance for loan losses: $5,718 and $5,716)	749,523	699,018
Bank premises and equipment, net	14,507	14,307
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $3,216 and $2,909)	2,031	2,338
Accrued interest receivable	2,217	2,307
Cash surrender value of life insurance policies	13,862	13,685
Deferred taxes	1,998	1,989
Other assets	1,432	2,245
Total Assets	$913,494	$891,192
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$189,182	$201,340
Demand (interest bearing)	120,142	125,465
Money market	197,869	183,783
Savings and other	124,019	119,651
Certificates of deposit	123,259	124,294
Total deposits	754,471	754,533
Repurchase agreements	3,355	3,914
Federal Home Loan Bank of Boston advances	47,083	26,979
Subordinated debt(1)	9,776	9,764
Note payable	358	376
Capital lease liability	420	422
Accrued interest and other liabilities	5,447	4,630
Total Liabilities	820,910	800,618
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000
Issued: 2,758,186 and 2,733,576	276	273
Paid-in capital	42,056	41,364
Retained earnings	49,627	47,922
Unearned compensation - restricted stock awards	(483)	(110)
Accumulated other comprehensive income	1,108	1,125
Total Shareholders' Equity	92,584	90,574
Total Liabilities and Shareholders' Equity	$913,494	$891,192

(1) Net of issuance costs, which are capitalized and amortized as a component of interest expense over a period of 10 years.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands except per share amounts)	2016	2015	2016	2015
Interest and dividend income
Interest and fees on loans	$7,930	$7,850	$15,855	$15,772
Interest on debt securities
Taxable	286	298	579	624
Tax exempt	237	357	523	747
Other interest and dividends	60	40	134	73
Total interest and dividend income	8,513	8,545	17,091	17,216
Interest expense
Deposits	529	453	1,037	897
Repurchase agreements	1	2	2	3
Capital lease	17	17	35	35
Note payable	6	—	11	—
Subordinated debt	156	—	312	—
Federal Home Loan Bank of Boston advances	245	280	476	562
Total interest expense	954	752	1,873	1,497
Net interest and dividend income	7,559	7,793	15,218	15,719
Provision (benefit) for loan losses	525	196	988	(4)
Net interest and dividend income after provision (benefit) for loan losses	7,034	7,597	14,230	15,723
Non-interest income
Trust and wealth advisory	884	890	1,668	1,712
Service charges and fees	785	778	1,515	1,509
Gains on sales of mortgage loans, net	57	87	96	181
Mortgage servicing, net	21	20	33	(20)
Gains on sales and calls of available-for-sale securities, net	146	11	148	186
Other	116	114	233	228
Total non-interest income	2,009	1,900	3,693	3,796
Non-interest expense
Salaries	2,687	2,449	5,261	4,989
Employee benefits	910	960	1,998	1,965
Premises and equipment	844	913	1,739	1,821
Data processing	449	398	896	872
Professional fees	564	593	944	1,243
Collections, OREO and loan related	125	228	311	472
FDIC insurance	176	133	310	331
Marketing and community support	180	180	380	290
Amortization of core deposit intangibles	152	164	307	333
Other	552	522	1,334	1,059
Total non-interest expense	6,639	6,540	13,480	13,375
Income before income taxes	2,404	2,957	4,443	6,144
Income tax provision	669	885	1,196	1,838
Net income	$1,735	$2,072	$3,247	$4,306
Net income available to common shareholders	$1,735	$2,032	$3,247	$4,226
Basic earnings per common share	$0.63	$0.74	$1.18	$1.55
Weighted average common shares outstanding, to calculate basic earnings per share	2,735	2,706	2,729	2,703
Diluted earnings per common share	0.63	0.74	1.17	1.54
Weighted average common shares outstanding, to calculate diluted earnings per share	2,750	2,724	2,745	2,720
Common dividends per share	0.28	0.28	0.56	0.56

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2016	2015	2016	2015
Net income	$1,735	$2,072	$3,247	$4,306
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	190	(739)	122	(932)
Reclassification of net realized gains in net income(1)	(146)	(11)	(148)	(186)
Unrealized gains (losses) on securities available-for-sale	44	(750)	(26)	(1,118)
Income tax (expense) benefit	(15)	252	9	380
Unrealized gains (losses) on securities available-for-sale, net of tax	29	(498)	(17)	(738)
Comprehensive income	$1,764	$1,574	$3,230	$3,568

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

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Six months ended June 30, 2016 and 2015

(dollars in thousands)	Common Stock		Preferred stock	Paid-in capital	Retained earnings	Unearned compensation – restricted stock awards	Accumulated other comp- rehensive income	Total share- holders' equity
	Shares	Amount
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income for period	—	—	—	—	4,306	—	—	4,306
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Common stock dividends declared	—	—	—	—	(1,525)	—	—	(1,525)
Preferred stock dividends declared	—	—	—	—	(80)	—	—	(80)
Stock options exercised	6,750	1	—	125	—	—	—	126
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Issuance of common stock for directors	2,660	—	—	81	—	—	—	81
Stock based compensation – restricted stock awards	—	—	—	—	—	84	—	84
Balances at June 30, 2015	2,731,176	$273	$16,000	$41,312	$45,378	$(229)	$1,370	$104,104
Balances at December 31, 2015	2,733,576	$273	$—	$41,364	$47,922	$(110)	$1,125	$90,574
Net income for period	—	—	—	—	3,247	—	—	3,247
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17)	(17)
Common stock dividends declared	—	—	—	—	(1,542)	—	—	(1,542)
Stock options exercised	4,050	—	—	87	—	—	—	87
Issuance of restricted stock awards	15,800	2	—	464	—	(466)	—	—
Issuance of common stock for directors	4,760	1	—	141	—		—	142
Stock based compensation – restricted stock awards	—	—	—	—	—	93	—	93
Balances at June 30, 2016	2,758,186	$276	$—	$42,056	$49,627	$(483)	$1,108	$92,584

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2016	2015
Operating Activities
Net income	$3,247	$4,306
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	133	111
Bank premises and equipment	604	610
Core deposit intangible	307	333
Mortgage servicing rights	116	197
Fair value adjustment on loans	(988)	(1,305)
Fair value adjustment on deposits	(72)	(258)
(Gains) and losses, including write-downs
Gain on calls of securities available-for-sale, net	(2)	(34)
Gain on sales of securities available-for-sale, net	(146)	(152)
Gain on sales of loans, excluding capitalized servicing rights	(96)	(78)
Write-downs of other real estate owned	—	230
Loss on sale/disposals of premises and equipment	13	45
Provision (benefit) for loan losses	988	(4)
Proceeds from loans sold	2,048	5,146
Loans originated for sale	(1,189)	(4,800)
Increase in deferred loan origination costs, net	(81)	(13)
Mortgage servicing rights originated	(45)	(102)
Increase in mortgage servicing rights impairment reserve	21	3
Decrease in interest receivable	90	42
Deferred tax benefit	—	(26)
Decrease in prepaid expenses	64	116
Increase in cash surrender value of life insurance policies	(177)	(185)
Decrease (increase) in income tax receivable	414	(91)
Decrease in other assets	234	129
Decrease in accrued expenses	(32)	(146)
Modification fees on Federal Home Loan Bank advances	116	—
Amortization of debt issuance costs	12	—
Decrease in interest payable	(32)	(8)
Increase in other liabilities	890	103
Stock based compensation-restricted stock awards	93	84
Net cash provided by operating activities	6,530	4,253
Investing Activities
Purchase of Federal Home Loan Bank of Boston stock	(319)	—
Redemption of Federal Home Loan Bank of Boston stock	59	—
Purchases of securities available-for-sale	(32,536)	(4,319)
Proceeds from sales of securities available-for-sale	3,800	3,861
Proceeds from calls of securities available-for-sale	9,661	6,480
Proceeds from maturities of securities available-for-sale	15,320	4,830
Loan originations and principal collections, net	(50,488)	(3,652)
Recoveries of loans previously charged off	64	477
Proceeds from sales of other real estate owned	—	605
Capital expenditures	(817)	(244)
Net cash (used in) provided by investing activities	(55,256)	8,038

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2016	2015
Financing Activities
Increase in deposit transaction accounts, net	973	12,284
Decrease in time deposits, net	(963)	(6,718)
Decrease in securities sold under agreements to repurchase, net	(559)	(1,392)
Advances from Federal Home Loan Bank of Boston	19,994	—
Principal payments on Federal Home Loan Bank of Boston advances	(6)	(780)
Principal payments on note payable	(18)	—
Decrease in capital lease obligation	(2)	(1)
Stock options exercised	87	126
Issuance of shares for director fees	142	81
Issuance of shares for executives	—	29
Common stock dividends paid	(1,542)	(1,525)
Series B preferred stock dividends paid	—	(80)
Net cash Provided by financing activities	18,106	2,024
Net (decrease) increase in cash and cash equivalents	(30,620)	14,315
Cash and cash equivalents, beginning of period	62,118	36,105
Cash and cash equivalents, end of period	$31,498	$50,420
Cash paid during period
Interest	$1,977	$1,763
Income taxes	782	1,955
Non-cash investing and financing activities
Transfer from loans to other real estate owned	—	101

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of Salisbury and the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

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

Impact of New Accounting Pronouncements Issued

In January 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – overall (subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Salisbury does not expect ASU No. 2016-01 to have a material impact on its Consolidated Financial Statements; however, Salisbury will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Salisbury is currently evaluating this ASU to determine the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Salisbury is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Salisbury is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
June 30, 2016
Available-for-sale
U.S. Treasury notes	$9,998	$17	$—	$10,015
Municipal bonds	20,459	490	—	20,949
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	38,220	430	(9)	38,641
Collateralized mortgage obligations
U.S. Government agencies	1,732	8	—	1,740
Non-agency	3,928	395	(11)	4,312
SBA bonds	2,628	26	—	2,654
CRA mutual funds	774	14	—	788
Corporate bonds	1,000	—	(3)	997
Preferred stock	20	322	—	342
Total securities available-for-sale	$78,759	$1,702	$(23)	$80,438
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,436	$—	$—	$3,436

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
December 31, 2015
Available-for-sale
U.S. Treasury notes	$2,499	$42	$—	$2,541
U.S. Government agency notes	498	—	—	498
Municipal bonds	29,752	633	—	30,385
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	31,900	385	(83)	32,202
Collateralized mortgage obligations
U.S. Government agencies	2,002	12	—	2,014
Non-agency	4,487	468	(7)	4,948
SBA bonds	3,065	31	—	3,096
CRA mutual funds	766	—	(2)	764
Preferred stock	20	226	—	246
Total securities available-for-sale	$74,989	$1,797	$(92)	$76,694
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,176	$—	$—	$3,176
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury sold $3.6 million in securities available-for-sale during the six month period ended June 30, 2016, and sold $3.7 million in securities available-for-sale during the six month period ended June 30, 2015.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2016
Available-for-sale
Mortgage-backed securities	$255	$(3)	$218	$(6)	$473	$(9)
Collateralized mortgage obligations:
Non-agency	323	(2)	192	(4)	515	(6)
Corporate bonds	498	(3)	—	—	498	(3)
Total temporarily impaired securities	1,076	(8)	410	(10)	1,486	(18)
Other-than-temporarily impaired securities
Collateralized mortgage obligations:
Non-agency	207	(5)	—	—	207	(5)
Total temporarily impaired and other-than-temporarily impaired securities	$1,283	$(13)	$410	$(10)	$1,693	$(23)

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2016.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at June 30, 2016.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2016, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2016. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

Corporate Bonds: There is one corporate bond, which was purchased in June 2016, with an unrealized loss due to changes in interest rates. No loss on this bond is currently expected if held to maturity.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30 (in thousands)	2016	2015
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2016. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	June 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$280,253	$7,249	$287,502	$261,495	$7,799	$269,294
Residential 5+ multifamily	7,230	5,960	13,190	6,411	6,136	12,547
Construction of residential 1-4 family	10,343	—	10,343	7,998	—	7,998
Home equity lines of credit	34,767	—	34,767	35,017	—	35,017
Residential real estate	332,593	13,209	345,802	310,921	13,935	324,856
Commercial	150,669	84,115	234,784	129,446	88,829	218,275
Construction of commercial	9,350	4,110	13,460	6,525	4,874	11,399
Commercial real estate	160,019	88,225	248,244	135,971	93,703	229,674
Farm land	4,036	—	4,036	3,193	—	3,193
Vacant land	8,149	—	8,149	8,563	—	8,563
Real estate secured	504,797	101,434	606,231	458,648	107,638	566,286
Commercial and industrial	101,109	31,941	133,050	74,657	46,764	121,421
Municipal	9,005	—	9,005	9,566	—	9,566
Consumer	5,617	68	5,685	6,195	77	6,272
Loans receivable, gross	620,528	133,443	753,971	549,066	154,479	703,545
Deferred loan origination costs, net	1,270	—	1,270	1,189	—	1,189
Allowance for loan losses	(5,478)	(240)	(5,718)	(5,481)	(235)	(5,716)
Loans receivable, net	$616,320	$133,203	$749,523	$544,774	$154,244	$699,018
Loans held-for-sale
Residential 1-4 family	$—	$—	$—	$763	$—	$763

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Residential 1-4 family	$269,086	$6,418	$4,659	$90	$—	$280,253
Residential 5+ multifamily	5,219	1,922	89	—	—	7,230
Construction of residential 1-4 family	10,343	—	—	—	—	10,343
Home equity credit	33,341	573	853	—	—	34,767
Residential real estate	317,989	8,913	5,601	90	—	332,593
Commercial	139,570	3,707	7,392	—	—	150,669
Construction of commercial	9,232	—	118	—	—	9,350
Commercial real estate	148,802	3,707	7,510	—	—	160,019
Farm land	3,018	—	1,018	—	—	4,036
Vacant land	5,232	65	2,852	—	—	8,149
Real estate secured	475,041	12,685	16,981	90	—	504,797
Commercial and industrial	97,051	3,402	654	2	—	101,109
Municipal	9,005	—	—	—	—	9,005
Consumer	5,582	34	1	—	—	5,617
Loans receivable, gross	$586,679	$16,121	$17,636	$92	$—	$620,528

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Residential 1-4 family	$6,470	$1	$778	$—	$—	$7,249
Residential 5+ multifamily	5,837	—	123	—	—	5,960
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity credit	—	—	—	—	—	—
Residential real estate	12,307	1	901	—	—	13,209
Commercial	76,876	2,631	4,608	—	—	84,115
Construction of commercial	3,852	—	258	—	—	4,110
Commercial real estate	80,728	2,631	4,866	—	—	88,225
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	93,035	2,632	5,767	—	—	101,434
Commercial and industrial	31,652	233	56	—	—	31,941
Municipal	—	—	—	—	—	—
Consumer	65	3	—	—	—	68
Loans receivable, gross	$124,752	$2,868	$5,823	$—	$—	$133,443

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$248,027	$6,933	$6,444	$91	$—	$261,495
Residential 5+ multifamily	4,507	1,815	89	—	—	6,411
Construction of residential 1-4 family	7,111	887	—	—	—	7,998
Home equity lines credit	33,687	545	785	—	—	35,017
Residential real estate	293,332	10,180	7,318	91	—	310,921
Commercial	120,903	4,801	3,742	—	—	129,446
Construction of commercial	6,525	—	—	—	—	6,525
Commercial real estate	127,428	4,801	3,742	—	—	135,971
Farm land	2,162	—	1,031	—	—	3,193
Vacant land	5,567	69	2,927	—	—	8,563
Real estate secured	428,489	15,050	15,018	91	—	458,648
Commercial and industrial	72,887	1,214	555	1	—	74,657
Municipal	9,566	—	—	—	—	9,566
Consumer	6,171	18	6	—	—	6,195
Loans receivable, gross	$517,113	$16,282	$15,579	$92	$—	$549,066

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$6,824	$199	$776	$—	$—	$7,799
Residential 5+ multifamily	6,136	—	—	—	—	6,136
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	12,960	199	776	—	—	13,935
Commercial	80,406	4,005	4,418	—	—	88,829
Construction of commercial	4,612	—	262	—	—	4,874
Commercial real estate	85,018	4,005	4,680	—	—	93,703
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	97,978	4,204	5,456	—	—	107,638
Commercial and industrial	45,363	875	443	83	—	46,764
Municipal	—	—	—	—	—	—
Consumer	71	6	—	—	—	77
Loans receivable, gross	$143,412	$5,085	$5,899	$83	$—	$154,479

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
June 30, 2016
Residential 1-4 family	$272,795	$2,791	$1,102	$521	$605	$2,439	$4,667	$—	$3,801
Residential 5+ multifamily	7,086	54	—	—	1	89	90	—	—
Construction of residential 1-4 family	10,343	—	—	—	—	—	—	—	—
Home equity lines of credit	33,739	345	453	60	10	160	683	10	693
Residential real estate	323,963	3,190	1,555	581	616	2,688	5,440	10	4,494
Commercial	148,166	918	20	254	288	1,023	1,585	288	2,869
Construction of commercial	9,350	—	—	—	—	—	—	—	—
Commercial real estate	157,516	918	20	254	288	1,023	1,585	288	2,869
Farm land	3,027	—	286	—	—	723	1,009	—	1,018
Vacant land	5,318	—	8	—	—	2,823	2,831	—	2,852
Real estate secured	489,824	4,108	1,869	835	904	7,257	10,865	298	11,233
Commercial and industrial	100,049	826	106	106	4	18	234	—	25
Municipal	9,005	—	—	—	—	—	—	—	—
Consumer	5,565	37	12	3	—	—	15	—	—
Loans receivable, gross	$604,443	$4,971	$1,987	$944	$908	$7,275	$11,114	$298	$11,258

Acquired Loans

June 30, 2016
Residential 1-4 family	$6,379	$91	$—	$—	$—	$779	$779	$—	$902
Residential 5+ multifamily	5,836	—	—	—	—	124	124		—
Construction of residential 1-4 family	—	—	—	—	—	—	—		—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	12,215	91	—	—	—	903	903	—	902
Commercial	78,259	2,753	—	1,241	321	1,541	3,103	322	1,541
Construction of commercial	3,852	—	—	—	—	258	258		258
Commercial real estate	82,111	2,753	—	1,241	321	1,799	3,361	322	1,799
Farm land	—	—	—	—	—	—	—		—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	94,326	2,844	—	1,241	321	2,702	4,264	322	2,701
Commercial and industrial	31,484	271	136	50	—	—	186	—	—
Municipal	—	—	—	—	—	—	—		—
Consumer	53	15	—	—	—	—	—		—
Loans receivable, gross	$125,863	$3,130	$136	$1,291	$321	$2,702	$4,450	$322	$2,701

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
December 31, 2015
Residential 1-4 family	$254,152	$1,781	$1,931	$683	$973	$1,975	$5,562	$—	$5,671
Residential 5+ multifamily	6,254	—	68	—	—	89	157	—	89
Construction of residential 1-4 family	7,826	172	—	—	—	—	—	—	—
Home equity lines of credit	33,744	363	306	101	113	390	910	—	601
Residential real estate	301,976	2,316	2,305	784	1,086	2,454	6,629	—	6,361
Commercial	126,440	1,618	474	—	233	681	1,388	—	2,349
Construction of commercial	6,525	—	—	—	—	—	—	—	—
Commercial real estate	132,965	1,618	474	—	233	681	1,388	—	2,349
Farm land	2,172	298	—	—	—	723	723	—	1,031
Vacant land	5,734	—	6	—	—	2,823	2,829	—	2,855
Real estate secured	442,847	4,232	2,785	784	1,319	6,681	11,569	—	12,596
Commercial and industrial	73,698	906	35	—	—	18	53	—	461
Municipal	9,566	—	—	—	—	—	—	—	—
Consumer	6,096	61	21	17	—	—	38	—	80
Loans receivable, gross	$532,207	$5,199	$2,841	$801	$1,319	$6,699	$11,660	$—	$13,137

Acquired Loans

December 31, 2015
Residential 1-4 family	$6,823	$—	$—	$110	$—	$866	$976	$90	$776
Residential 5+ multifamily	6,136	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	12,959	—	—	110	—	866	976	90	776
Commercial	81,140	4,848	916	—	—	1,925	2,841	—	2,000
Construction of commercial	4,612	—	—	—	—	262	262	—	262
Commercial real estate	85,752	4,848	916	—	—	2,187	3,103	—	2,262
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	98,711	4,848	916	110	—	3,053	4,079	90	3,038
Commercial and industrial	46,128	471	83	82	—	—	165	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	77	—	—	—	—	—	—	—	—
Loans receivable, gross	$144,916	$5,319	$999	$192	$—	$3,053	$4,244	$90	$3,038

Interest on non-accrual loans that would have been recorded as additional interest income for the six months ended June 30, 2016 and 2015 had the loans been current in accordance with their original terms totaled $578,000 and $511,000, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	Six months ended
	June 30, 2016			June 30, 2015
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	3	$316	$316	1	$875	$875
Commercial real estate	1	1,863	1,863	1	184	184
Home equity lines of credit	—	—	—	—	—	—
Troubled debt restructurings	4	$2,179	$2,179	2	$1,059	$1,059
Rate reduction and term extension	2	$262	$262	1	$184	$184
Interest only and term extension	—	—	—	—	—	—
Interest only	—	—	—	—	—	—
Debt consolidation	1	1,863	1,863	—	—	—
Term extension	1	54	54	1	875	875
Troubled debt restructurings	4	$2,179	$2,179	2	$1,059	$1,059

Acquired Loans

Six months ended
	June 30, 2016			June 30, 2015
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Troubled debt restructurings	—	$—	$—	—	$—	$—
Rate reduction and term extension	—	$—	$—	—	$—	$—
Interest only and term extension	—	—	—	—	—	—
Interest only	—	—	—	—	—	—
Debt consolidation and term extension	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Troubled debt restructurings	—	$—	$—	—	$—	$—

Four loans were modified in troubled debt restructurings during 2016, none of which were past due at June 30, 2016.

As of June 30, 2016, there were no commitments to lend additional amounts on troubled debt restructurings.

As of June 30, 2016, the Bank had $2,736,000 in loans collateralized by residential real estate property in the process of foreclosure.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended June 30, 2016					Three months ended June 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,458	$59	$(287)	$18	$2,248	$69	$—	$—	$—	$69
Commercial	1,585	149	—	—	1,734	94	40	(1)	1	134
Land	164	25	(23)	—	166	—	—	—	—	—
Real estate	4,207	233	(310)	18	4,148	163	40	(1)	1	203
Commercial and industrial	781	60	—	10	851	141	299	(414)	11	37
Municipal	59	(3)	—	—	56	—	—	—	—	—
Consumer	114	(26)	(7)	8	89	—	—	—	—	—
Unallocated	412	(78)	—	—	334	—	—	—	—	—
Totals	$5,573	$186	$(317)	$36	$5,478	$304	$339	$(415)	$12	$240
	Business Activities Loans					Acquired Loans
(in thousands)	Six months ended June 30, 2016					Six months ended June 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,477	$146	$(394)	$19	$2,248	$79	$(10)	$—	$—	$69
Commercial	1,466	302	(35)	1	1,734	132	96	(98)	4	134
Land	188	24	(46)	—	166	—	—	—	—	—
Real estate	4,131	472	(475)	20	4,148	211	86	(98)	4	203
Commercial and industrial	683	185	(32)	15	851	24	413	(415)	15	37
Municipal	61	(5)	—	—	56	—	—	—	—	—
Consumer	124	(15)	(30)	10	89	—	—	—	—	—
Unallocated	482	(148)	—	—	334	—	—	—	—	—
Totals	$5,481	$489	$(537)	$45	$5,478	$235	$499	$(513)	$19	$240

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended June 30, 2015					Three months ended June 30, 2015
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,386	$(52)	$(188)	$1	$2,147	$—	$15	$—	$—	$15
Commercial	1,355	116	(132)	—	1,339	18	59	—	—	77
Land	176	6	—	—	182	—	—	—	—	—
Real estate	3,917	70	(320)	1	3,668	18	74	—	—	92
Commercial and industrial	637	52	—	2	691	45	(3)	—	10	52
Municipal	61	3	—	—	64	—	—	—	—	—
Consumer	120	15	(16)	4	123	—	—	—	—	—
Unallocated	384	(15)	—	—	369	—	—	—	—	—
Totals	$5,119	$125	$(336)	$7	$4,915	$63	$71	$—	$10	$144
	Business Activities Loans					Acquired Loans
(in thousands)	Six months ended June 30, 2015					Six months ended June 30, 2015
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,306	$320	$(481)	$2	$2,147	$—	$15	$—	$—	$15
Commercial	1,697	(154)	(204)	—	1,339	7	70	—	—	77
Land	164	18	—	—	182	—	—	—	—	—
Real estate	4,167	184	(685)	2	3,668	7	85	—	—	92
Commercial and industrial	583	(288)	(56)	452	691	14	21	—	17	52
Municipal	61	3	—	—	64	—	—	—	—	—
Consumer	117	31	(31)	6	123	—	—	—	—	—
Unallocated	409	(40)	—	—	369	—	—	—	—	—
Totals	$5,337	$(110)	$(772)	$460	$4,915	$21	$106	$—	$17	$144
18

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2016
Residential 1-4 family	$273,585	$1,574	$6,668	$230	$280,253	$1,804
Residential 5+ multifamily	5,471	39	1,759	—	7,230	39
Construction of residential 1-4 family	10,343	77	—	—	10,343	77
Home equity lines of credit	33,958	312	809	16	34,767	328
Residential real estate	323,357	2,002	9,236	246	332,593	2,248
Commercial	146,144	1,538	4,525	76	150,669	1,614
Construction of commercial	9,232	120	118	—	9,350	120
Commercial real estate	155,376	1,658	4,643	76	160,019	1,734
Farm land	3,018	25	1,018	6	4,036	31
Vacant land	5,080	121	3,069	14	8,149	135
Real estate secured	486,831	3,806	17,966	342	504,797	4,148
Commercial and industrial	101,024	850	85	1	101,109	851
Municipal	9,005	56	—	—	9,005	56
Consumer	5,617	89	—	—	5,617	89
Unallocated allowance	—	334	—	—	—	334
Totals	$602,477	$5,135	$18,051	$343	$620,528	$5,478

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2016
Residential 1-4 family	$6,470	$—	$779	$69	$—	$—	$7,249	$69
Residential 5+ multifamily	5,837	—	123	—	—	—	5,960	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	12,307	—	902	69	—	—	13,209	69
Commercial	77,041	24	2,291	26	4,783	81	84,115	131
Construction of commercial	3,852	3	258	—	—	—	4,110	3
Commercial real estate	80,893	27	2,549	26	4,783	81	88,225	134
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	93,200	27	3,451	95	4,783	81	101,434	203
Commercial and industrial	31,592	27	—	—	349	10	31,941	37
Municipal	—	—	—	—	—	—	—	—
Consumer	52	—	—	—	16	—	68	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$124,844	$54	$3,451	$95	$5,148	$91	$133,443	$240

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$253,156	$1,415	$8,339	$610	$261,495	$2,025
Residential 5+ multifamily	4,640	33	1,771	—	6,411	33
Construction of residential 1-4 family	7,998	65	—	—	7,998	65
Home equity lines of credit	34,298	286	719	68	35,017	354
Residential real estate	300,092	1,799	10,829	678	310,921	2,477
Commercial	125,173	1,265	4,273	113	129,446	1,378
Construction of commercial	6,403	87	122	1	6,525	88
Commercial real estate	131,576	1,352	4,395	114	135,971	1,466
Farm land	2,162	23	1,031	14	3,193	37
Vacant land	5,486	122	3,077	29	8,563	151
Real estate secured	439,316	3,296	19,332	835	458,648	4,131
Commercial and industrial	74,131	673	526	10	74,657	683
Municipal	9,566	61	—	—	9,566	61
Consumer	6,115	124	80	—	6,195	124
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$7,023	$—	$776	$79	$—	$—	$7,799	$79
Residential 5+ multifamily	6,136	—	—	—	—	—	6,136	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	13,159	—	776	79	—	—	13,935	79
Commercial	81,300	19	2,742	107	4,787	2	88,829	128
Construction of commercial	4,612	4	262	—	—	—	4,874	4
Commercial real estate	85,912	23	3,004	107	4,787	2	93,703	132
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	99,071	23	3,780	186	4,787	2	107,638	211
Commercial and industrial	45,650	24	—	—	1,114	—	46,764	24
Municipal	—	—	—	—	—	—	—	—
Consumer	61	—	—	—	16	—	77	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$144,782	$47	$3,780	$186	$5,917	$2	$154,479	$235

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

June 30, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$597,508	$4,601	$—	$—	$597,508	$4,601
Potential problem loans	4,969	200	—	—	4,969	200
Impaired loans	—	—	18,051	343	18,051	343
Unallocated allowance	—	334	—	—	—	334
Totals	$602,477	$5,135	$18,051	$343	$620,528	$5,478

Acquired Loans

June 30, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$127,619	$70	$—	$—	$127,619	$70
Potential problem loans	2,373	75	—	—	2,373	75
Impaired loans	—	—	3,451	95	3,451	95
Totals	$129,992	$145	$3,451	$95	$133,443	$240

Business Activities Loans

December 31, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$527,905	$4,110	$—	$—	$527,905	$4,110
Potential problem loans	1,223	44	—	—	1,223	44
Impaired loans	—	—	19,938	845	19,938	845
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

December 31, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$148,580	$46	$—	$—	$148,580	$46
Potential problem loans	2,119	2	—	—	2,119	2
Impaired loans	—	—	3,780	187	3,780	187
Unallocated allowance	—	—	—	—	—	—
Totals	$150,699	$48	$3,780	$187	$154,479	$235

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2016
Residential 1-4 family	$5,760	$6,209	$6,738	$230	$42	$2,667	$2,883	$2,748	$39
Home equity lines of credit	416	436	485	16	1	393	421	329	2
Residential real estate	6,176	6,645	7,223	246	43	3,060	3,304	3,077	41
Commercial	3,629	3,993	3,309	76	45	896	1,152	1,068	15
Construction of commercial	—	—	103	—	—	118	125	17	4
Farm land	722	760	319	6	—	296	361	706	—
Vacant land	2,870	3,881	2,870	14	1	199	235	203	—
Real estate secured	13,397	15,279	13,824	342	89	4,569	5,177	5,071	60
Commercial and industrial	4	4	55	1	—	81	109	276	1
Consumer	—	—	—	—	—	—	—	11	—
Totals	$13,401	$15,283	$13,879	$343	$89	$4,650	$5,286	$5,358	$61

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2016
Residential 1-4 family	$602	$716	$627	$69	$3	$300	$300	$279	$—
Home equity credit lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	602	716	627	69	3	300	300	279	—
Commercial	181	283	412	26	10	2,110	2,663	2,140	65
Construction of commercial	—	—	—	—	—	258	272	259	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	783	999	1,039	95	13	2,668	3,235	2,678	65
Commercial and industrial	—	—	142	—	—	—	591	35	22
Consumer	—	—	—	—	—	—	—	—	—
Totals	$783	$999	$1,181	$95	$13	$2,668	$3,826	$2,713	$87

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential 1-4 family	$7,482	$8,094	$6,449	$610	$167	$2,628	$2,770	$3,089	$98
Home equity lines of credit	535	659	260	68	9	184	199	423	2
Residential real estate	8,017	8,753	6,709	678	176	2,812	2,969	3,512	100
Commercial	3,131	3,405	2,850	113	123	1,142	1,393	1,624	49
Construction of commercial	122	128	9	1	7	—	—	116	—
Farm land	733	773	400	14	25	298	352	461	—
Vacant land	2,870	3,836	3,015	29	3	207	241	72	9
Real estate secured	14,873	16,895	12,983	835	334	4,459	4,955	5,785	158
Commercial and industrial	95	98	145	10	4	431	481	383	22
Consumer	—	—	—	—	—	80	108	12	1
Totals	$14,968	$16,993	$13,128	$845	$338	$4,970	$5,544	$6,180	$181

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential 1-4 family	$599	$716	$273	$79	$—	$177	$177	$376	$7
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	599	716	273	79	—	177	177	376	7
Commercial	675	826	698	107	34	2,067	2,843	2,011	32
Construction of commercial	—	—	—	—	—	262	273	167	22
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,274	1,542	971	186	34	2,506	3,293	2,554	61
Commercial and industrial	—	—	6	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,274	$1,542	$977	$186	$34	$2,506	$3,297	$2,554	$61

NOTE 4 - MORTGAGE SERVICING RIGHTS

June 30, (in thousands)	2016	2015
Residential mortgage loans serviced for others	$128,141	$135,831
Fair value of mortgage servicing rights	961	1,383

Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2016	2015	2016	2015
Mortgage Servicing Rights
Balance, beginning of period	$456	$637	$487	$694
Originated	24	40	45	102
Amortization (1)	(64)	(78)	(116)	(197)
Balance, end of period	416	599	416	599
Valuation Allowance
Balance, beginning of period	(24)	(9)	(4)	—
(Increase) decrease in impairment reserve (1)	(1)	7	(21)	(2)
Balance, end of period	(25)	(2)	(25)	(2)
Loan servicing rights, net	$391	$597	$391	$597
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	June 30, 2016	December 31, 2015
Securities available-for-sale (at fair value)	$65,674	$67,750
Loans receivable	162,232	153,269
Total pledged assets	$227,906	$221,019

At June 30, 2016, securities were pledged as follows: $59.3 million to secure public deposits, $6.3 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Six months
Periods ended June 30, (in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$1,735	$2,072	$3,247	$4,306
Less: Preferred stock dividends declared	—	(40)	—	(80)
Net income available to common shareholders	1,735	2,032	3,247	4,226
Less: Undistributed earnings allocated to participating securities	(13)	(18)	(27)	(37)
Net income allocated to common stock	$1,722	$2,014	$3,220	$4,189
Weighted-average common shares issued	2,756	2,730	2,751	2,727
Less: Unvested restricted stock awards	(21)	(24)	(22)	(24)
Weighted-average common shares outstanding used to calculate basic earnings per common share	2,735	2,706	2,729	2,703
Add: Dilutive effect of stock options	15	18	16	17
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,750	2,724	2,745	2,720
Earnings per common share (basic)	$0.63	$0.74	$1.18	$1.55
Earnings per common share (diluted)	$0.63	$0.74	$1.17	$1.54

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

The Board of Governors of the Federal Reserve System (FRB) and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by Salisbury and the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of June 30, 2016, Salisbury and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

					To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total Capital (to risk-weighted assets)
Salisbury	$93,863	13.08%	$57,390	8.0%	n/a	—
Bank	91,122	12.70	57,390	8.0	71,738	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	77,922	10.86	43,042	6.0	n/a	—
Bank	85,181	11.87	43,043	6.0	57,390	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	77,922	10.86	39,997	4.5	n/a	—
Bank	85,181	11.87	39,997	4.5	57,772	6.5
Tier 1 Capital (to average assets)
Salisbury	77,922	8.77	35,553	4.0	n/a	—
Bank	85,181	9.58	35,553	4.0	44,441	5.0
December 31, 2015
Total Capital (to risk-weighted assets)
Salisbury	$92,030	13.51%	$54,509	8.0%	n/a	—
Bank	89,249	13.10	54,504	8.0	$68,131	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	40,878	6.0	n/a	—
Bank	83,340	12.23	40,878	6.0	54,504	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	30,659	4.5	n/a	—
Bank	83,340	12.23	30,659	4.5	44,285	6.5
Tier 1 Capital (to average assets)
Salisbury	76,120	8.56	36,102	4.0	n/a	—
Bank	83,340	9.37	35,593	4.0	44,491	5.0

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised December 21, 2015, notes that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the FRB and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

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

During fourth quarter 2015, Salisbury completed an offering of $10 million of unsecured 6.00% fixed-to–floating rate subordinated notes due in 2025. The notes qualify as Tier II capital and are included as such within Salisbury’s total risk-based capital ratio.

The net proceeds of the offering, along with cash on hand, were used during the fourth quarter 2015 to redeem the $16 million of Senior Non-Cumulative Perpetual Preferred Stock issued in conjunction with the Salisbury’s participation in the U.S. Treasury’s SBLF program.

NOTE 8 – BENEFITS

Salisbury’s 401(k) Plan expense was $173,000 and $189,000, respectively, for the three month periods ended June 30, 2016 and 2015, and $389,000 and $351,000, respectively, for the six month periods ended June 30, 2016 and 2015. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $19,000 and $14,000, respectively, for the three month periods ended June 30, 2016 and 2015, and $38,000 and $31,000, respectively, for the six month periods ended June 30, 2016 and 2015.

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

Salisbury’s ESOP expense was $45,000 and $96,000, respectively, for the three month periods ended June 30, 2016 and 2015, and $81,000 and $192,000, respectively, for the six month periods ended June 30, 2016 and 2015.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section of the Code.

In 2015, 2014, and 2013, the Bank awarded six (6), seven (7) and six (6) Executives, respectively, with discretionary contributions to the plan. Expenses related to this Plan amounted to $10,000 for the second quarter of 2016 and $8,000 for the second quarter of 2015. Additionally, expenses related to this plan amounted to $20,000 and $18,000 for the six months ended June 30, 2016 and 2015, respectively. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year.

On January 29, 2016, the Compensation Committee granted a total of 47,470 Phantom Stock Appreciation Units pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, including 23,012 units to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 11,484 units, John Davies, President of the New York Region and Chief Lending Officer received 5,963 units and Donald E. White, Chief Financial Officer received 5,565 units. The units will vest on the third anniversary of the grant date.

Grants of Restricted Stock and Options

On February 16, 2016, 1,350 shares of stock options were exercised at $21.48 per share by one former Riverside Bank executive.

On January 29, 2016, Salisbury granted a total of 15,800 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 42 employees, including 6,000 shares to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 5,000 and John Davies, President New York Region and Chief Lending Officer and Donald E. White, Chief Financial Officer each received 500 shares. The fair value of all such stock as of the grant date was determined to be $466,000 and the stock will be vested three years from the grant date.

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

Expense related to such grants in the three months ended June 30, 2016 and 2015 totaled $46,000 and $42,000, respectively, and for the six months ended June 30, 2016 and 2015 totaled $93,000 and $84,000, respectively. Unrecognized compensation cost relating to the awards as of June 30, 2016 and 2015 totaled $483,000 and $229,000, respectively. There were no forfeitures in the six months ended June 30, 2016 or the six months ended June 30, 2015.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Unrealized gains on securities available-for-sale, net of tax	$1,108	$1,125
Accumulated other comprehensive income, net	$1,108	$1,125

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

Accounting Standards Codification (ASC) 820-10, “Fair Value Measurement-Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the quarter ended June 30, 2016.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 2 of the fair value hierarchy.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2016
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$10,015	$—	$10,015
Municipal bonds	—	20,949	—	20,949
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	38,641	—	38,641
Collateralized mortgage obligations:
U.S. Government agencies	—	1,740	—	1,740
Non-agency	—	4,312	—	4,312
SBA bonds	—	2,654	—	2,654
CRA mutual funds	—	788	—	788
Corporate bonds	—	997	—	997
Preferred stock	342	—	—	342
Securities available-for-sale	$342	$80,096	$—	$80,438
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	13,743	13,743
Mortgage servicing rights	—	961	—	961
December 31, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,541	$—	$2,541
U.S. Government agency notes	—	498	—	498
Municipal bonds	—	30,385	—	30,385
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	32,202	—	32,202
Collateralized mortgage obligations:
U.S. Government agencies	—	2,014	—	2,014
Non-agency	—	4,948	—	4,948
SBA bonds	—	3,096	—	3,096
CRA mutual funds	—	764	—	764
Preferred stock	246	—	—	246
Securities available-for-sale	$246	$76,448	$—	$76,694
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	15,211	15,211
Mortgage servicing rights	—	1,315		1,315

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2016
Financial Assets
Cash and cash equivalents	$31,498	$31,498	$31,498	$—	$—
Securities available-for-sale	80,438	80,438	342	80,096	—
Federal Home Loan Bank stock	3,436	3,436	—	3,436	—
Loans receivable, net	749,523	754,270	—	—	754,270
Accrued interest receivable	2,217	2,217	—	—	2,217
Cash surrender value of life insurance	13,862	13,862	13,862	—	—
Mortgage servicing rights	391	961	—	961	—
Financial Liabilities
Demand (non-interest-bearing)	$189,182	$189,182	$—	$—	$189,182
Demand (interest-bearing)	120,142	120,142	—	—	120,142
Money market	197,869	197,869	—	—	197,869
Savings and other	124,019	124,019	—	—	124,019
Certificates of deposit	123,259	124,556	—	—	124,556
Deposits	754,471	755,768	—	—	755,768
Repurchase agreements	3,355	3,355	—	—	3,355
FHLBB advances	47,083	49,154	—	—	49,154
Subordinated debt	9,776	10,162	—	—	10,162
Note payable	358	385	—	—	385
Capital lease liability	420	903	—	—	903
Accrued interest payable	118	118	—	—	118
December 31, 2015
Financial Assets
Cash and cash equivalents	$62,118	$62,118	$62,118	$—	$—
Securities available-for-sale	76,694	76,694	246	76,448	—
Federal Home Loan Bank stock	3,176	3,176	—	3,176	—
Loans held-for-sale	763	778	—	—	778
Loans receivable, net	699,018	707,154	—	—	707,154
Accrued interest receivable	2,307	2,307	—	—	2,307
Cash surrender value of life insurance	13,685	13,685	13,685	—	—
Mortgage servicing rights	597	1,383	—	1,383	—
Financial Liabilities
Demand (non-interest-bearing)	$201,340	$201,340	$—	$—	$201,340
Demand (interest-bearing)	125,465	125,465	—	—	125,465
Money market	183,783	183,783	—	—	183,783
Savings and other	119,651	119,651	—	—	119,651
Certificates of deposit	124,294	125,437	—	—	125,437
Deposits	754,533	755,676	—	—	755,676
Repurchase agreements	3,914	3,914	—	—	3,914
FHLBB advances	26,979	28,559	—	—	28,559
Subordinated debt	9,764	9,764	—	—	9,764
Note payable	376	405	—	—	405
Capital lease liability	422	870	—	—	870
Accrued interest payable	150	150	—	—	150

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2015. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the management and operations of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from thirteen full-service offices in the towns of: Canaan, Lakeville, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and, Fishkill, Newburgh, Poughkeepsie, Red Oaks Mill, Dover Plains and Millerton, New York. The Bank’s trust and wealth advisory services are based in Lakeville, Connecticut. In May 2014, the Bank established a new branch in Great Barrington, Massachusetts. In June 2014, the Bank acquired a branch office and related deposits from another institution in Sharon, Connecticut and consolidated its existing Sharon office with the new branch. In December 2014, the Bank completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial lending focus to Salisbury’s New York market presence.

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

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 “Basis of Presentation” describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses are included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

Overview

Total assets were $913.5 million at June 30, 2016, up $22.3 million from December 31, 2015. Loans receivable, net, were $749.5 million at June 30, 2016, up $50.3 million, or 7.2%, from December 31, 2015. Non-performing assets were $14.6 million at June 30, 2016, down $1.7 million from $16.3 million at December 31, 2015. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.76%, 0.81% and 0.74%, at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Deposits were $754.5 million at June 30, 2016 and December 31, 2015. FHLBB advances increased $20.1 million to help fund the loan growth.

At June 30, 2016, book value and tangible book value per common share were $33.57 and $28.28, respectively. Salisbury’s Tier 1 leverage, total risk-based and common equity Tier 1 capital ratios were 8.77%, 13.08%, and 10.86%, respectively.

Securities and Short Term Funds

During the first six months of 2016, securities increased $4.0 million to $83.9 million at June 30, 2016. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $30.6 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2016.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of June 30, 2016, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $50.5 million to $749.5 million at June 30, 2016, compared with $699.0 million at December 31, 2015 and increased $71.8 million from $677.7 million at June 30, 2015.

Loan Credit Quality

During the first six months of 2016, total impaired and potential problem loans increased to $28.8 million, or 3.8% of gross loans receivable at June 30, 2016, from $27.1 million, or 3.8% of gross loans receivable at December 31, 2015 and decreased from $30.3 million at June 30, 2015. The percentage of such loans at June 30, 2016 when compared to June 30, 2015 improved from 4.4% of gross loans.

Changes in impaired and potential problem loans are as follows:

	June 30, 2016				June 30, 2015

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accural	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$680	$1	$(605)	$76	$1,888	$—	$(901)	$987
Loans restored to accrual status	(2,423)	146	2,035	(242)	(512)	—	512	—
Loan risk rating downgrades to substandard	—	—	2,303	2,303	(103)	—	—	(103)
Loan risk rating upgrades from substandard	—	—	(2,900)	(2,900)	—	—	(788)	(788)
Loan repayments	(427)	(47)	(8)	(482)	(238)	(64)	(409)	(711)
Loan charge-offs	(700)	—	—	(700)	(321)	—	—	(321)
Increase (decrease) in TDR loans	—	175	—	175	—	1,059	(766)	293
Inter-month tax advances	—	—	—	—	13	—	—	13
(Decrease) increase in loans	$(2,870)	$275	$825	$(1,770)	$727	$995	$(2,352)	$(630)

During the second quarter of 2016, Salisbury placed $0.1 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $700,000 of non-accrual loans primarily as a result of credit or collateral deficiencies.

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

Credit Risk Ratings

Salisbury assigns credit risk ratings to loans receivable in order to manage credit risk and to determine the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. Salisbury's rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are ratings (special mention, substandard, doubtful, and loss) defined by the bank's regulatory agencies, the FDIC and CTDOB. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Accruing troubled debt restructured loans	$7,543	$7,544
Non-accrual troubled debt restructured loans	3,000	3,044
Non-accrual loans, excluding troubled debt restructured loans	10,959	13,131
Total impaired loans	$21,502	$23,719
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $1.7 million to $14.6 million, or 1.6% of assets at June 30, 2016, from $16.3 million, or 1.8% of assets at December 31, 2015, and decreased $0.4 million from $15.0 million, or 1.7% of assets at June 30, 2015.

The 10% decrease in non-performing assets in 2016 resulted primarily from $2.4 million of loans reinstated to accrual status, $0.4 million in payoffs and repayments, and $0.7 million charged off. This decrease was offset in part by $0.7 million placed on non-accrual, and $0.6 million change in 90+ past due and accruing status.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Residential 1-4 family	$4,703	$6,447
Residential 5+ multifamily	—	89
Home equity lines of credit	693	601
Commercial	4,668	4,611
Farm land	1,018	1,031
Vacant land	2,852	2,855
Real estate secured	13,934	15,634
Commercial and industrial	25	461
Consumer	—	80
Non-accruing loans	13,959	16,175
Accruing loans past due 90 days and over	620	90
Non-performing loans	14,579	16,265
Real estate acquired in settlement of loans	—	—
Non-performing assets	$14,579	$16,265
The past due status of non-performing loans is as follows:
(in thousands)	June 30, 2016	December 31, 2015
Current	$2,458	$4,497
Past due 001-029 days	126	362
Past due 030-059 days	715	306
Past due 060-089 days	75	27
Past due 090-179 days	1,229	1,320
Past due 180 days and over	9,976	9,753
Total non-performing loans	$14,579	$16,265

At June 30, 2016, 16.86% of non-performing loans were current with respect to loan payments, compared with 27.65% at December 31, 2015. Loans past due 180 days include a $2.8 million loan secured by vacant land (residential building lots) with respect to which Salisbury initiated a foreclosure action which was completed in the third calendar quarter of 2016, and is discussed further in Item 1 of Part II, Legal Proceedings.

On a combined basis, the five largest non-performing loan relationships account for 49% of the non-performing assets while the combined ten largest loan relationships account for 69% of total non-performing assets. Accordingly, asset quality issues are confined to a small number of relationships and management does not consider them to be systemic. All of the ten largest non-performing relationships are secured by real estate and eight of these are actively moving through the legal process.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $0.1 million during the six (6) month period ended June 30, 2016 to $10.5 million, or 1.40% of gross loans receivable at June 30, 2016, from $10.6 million, or 1.50% of gross loans receivable at December 31, 2015.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Residential 1-4 family	$4,627	$4,351
Home equity lines of credit	116	118
Personal	—	222
Vacant land	216	122
Commercial	2,524	2,666
Real estate secured	7,483	7,479
Commercial and industrial	60	65
Accruing troubled debt restructured loans	7,543	7,544
Residential 1-4 family	925	1,149
Commercial	2,075	1,554
Real estate secured	3,000	2,703
Commercial and industrial	—	341
Non-accrual troubled debt restructured loans	3,000	3,044
Troubled debt restructured loans	$10,543	$10,588
The past due status of troubled debt restructured loans is as follows:
(in thousands)	June 30, 2016	December 31, 2015
Current	$6,808	$6,771
Past due 1-29 days	447	453
Past due 30-59 days	—	320
Past due 90-179 days	288	—
Accruing troubled debt restructured loans	7,543	7,544
Current	1,985	1,810
Past due 30-59 days	27	28
Past due 90-179 days	—	1,206
Past due 180 days and over	988	—
Non-accrual troubled debt restructured loans	3,000	3,044
Total troubled debt restructured loans	$10,543	$10,588

At June 30, 2016, 83.41% of troubled debt restructured loans were current with respect to loan payments, as compared with 81.04% at December 31, 2015.

Past Due Loans

Loans past due 30 days or more decreased $0.3 million during 2016 to $15.6 million, or 2.06% of gross loans receivable at June 30, 2016, compared with $15.9 million, or 2.26% of gross loans receivable at December 31, 2015.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Past due 030-059 days	$1,408	$3,534
Past due 060-089 days	2,160	966
Past due 090-179 days	620	—
Past due 180 days and over	—	90
Accruing loans	4,188	4,590
Past due 030-059 days	715	306
Past due 060-089 days	75	27
Past due 090-179 days	609	1,319
Past due 180 days and over	9,977	9,662
Non-accrual loans	11,376	11,314
Total loans past due 30 days or greater	$15,564	$15,904

Potential Problem Loans

Potential problem loans increased $4.0 million during the first six months of 2016 to $7.3 million, or 0.97% of gross loans receivable at June 30, 2016, compared with $3.3 million, or 0.48% of gross loans receivable at December 31, 2015.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Residential 1-4 family	$543	$655
Residential 5+ multifamily	—	—
Home equity credit	126	150
Residential real estate	669	805
Commercial real estate	6,048	2,030
Vacant land	—	23
Real estate secured	6,717	2,858
Commercial and industrial	624	478
Consumer	1	6
Other classified loans receivable	$7,342	$3,342

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2016	December 31, 2015
Current	$6,389	$2,716
Past due 001-029 days	248	229
Past due 030-059 days	85	150
Past due 060-089 days	620	247
Past due 090-179 days	—	—
Total potential problem loans	$7,342	$3,342

At June 30, 2016, 87.01% of potential problem loans were current with respect to loan payments, as compared with 81.27% at December 31, 2015.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits remained stable during the six months ended June 30, 2016 at $754.5 million for both June 30, 2016 and December 31, 2015, and increased $33.8 million year-over-year from $720.7 million at June 30, 2015. Retail repurchase agreements decreased $0.5 million during the six months ended June 30, 2016 to $3.4 million compared with $3.9 million at December 31, 2015, and increased $0.6 million for year-over-year compared with $2.8 million at June 30, 2015.

Federal Home Loan Bank of Boston (FHLBB) advances increased $20.1 million during the six months ended June 30, 2016 to $47.1 million at June 30, 2016, from $27.0 million at December 31, 2015, and increased $19.1 million for year-over-year from $28.0 million at June 30, 2015. The increases were used to fund loan growth and were partially offset by amortizing payments of advances and maturities of advances that were not renewed.

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of assets, primarily loans and available-for-sale securities.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At June 30, 2016, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 22.77%, up from 22.67% at December 31, 2015. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2016 provided net cash of $6.5 million. Investing activities used net cash of $55.3 million primarily to fund loan growth of $50.5 million and purchase investments of $32.5 million. Investment activities generated $28.9 million of funds from the sale, principal payments, calls and maturities of securities available-for-sale. Financing activities provided net cash of $18.1 million, principally due to the $20.0 million increase in FHLBB advances. Financing activities also utilized net cash of $1.5 million for the payment of common stock dividends.

At June 30, 2016, Salisbury had outstanding commitments to fund new loan originations of $12.2 million and unused lines of credit of $108.5 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2016 and 2015

OVERVIEW

Net income available to common shareholders was $1.7 million, or $0.63 per common share, for the second quarter ended June 30, 2016 (second quarter 2016), compared with $2.0 million, or $0.74 per common share, for the second quarter ended June 30, 2015 (second quarter 2015).

•	Earnings Per Share decreased 14.9% to $0.63 for the second quarter 2016 as compared with the $0.74 for the second quarter 2015.
•	Net Loans increased $20.7 million, or 2.8%, in the second quarter 2016 to $749.5 million versus the first quarter 2016 and increased $71.8 million, or 10.6% versus the second quarter 2015.
•	Book value per common share increased $0.37 to $33.57 at June 30, 2016 from $33.20 at March 31, 2016, and $1.31 as compared to $32.26 at June 30, 2015.
•	Tangible book value per common share of $28.28 at June 30, 2016 increased $0.44 from $27.84 at March 31, 2016, and $1.59 as compared to $26.69 at June 30, 2015.

Net Interest Income

Tax equivalent net interest income for second quarter 2016 decreased $101,000, or 1.3%, versus first quarter 2016, and decreased $211,000 or 2.6%, versus second quarter 2015. Average earning assets increased $7.8 million versus first quarter 2016, and increased $42.1 million versus second quarter 2015. Average total interest bearing deposits increased $4.2 million versus first quarter 2016 and increased $8.4 million versus second quarter 2015. The net interest margin of 3.71% decreased 9 basis points versus 3.80% for the first quarter 2016 and decreased 30 basis points versus 4.01% for the second quarter 2015.

Interest income for the second quarter 2016 reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $403,000 ($46,000 net of impairment). The first quarter 2016 and second quarter of 2015 included similar adjustments of $586,000 ($443,000 net of impairment) and $657,000 ($582,000 net of impairment), respectively.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Loans (a)(d)	$743,479	$683,166	$8,121	$7,953	4.35%	4.64%
Securities (c)(d)	76,185	76,791	646	843	3.39	4.39
FHLBB stock	3,392	3,515	29	15	3.42	1.74
Short term funds (b)	24,123	41,578	31	25	0.51	0.24
Total interest-earning assets	847,179	805,050	8,827	8,836	4.16	4.38
Other assets	54,821	61,258
Total assets	$902,000	$866,308
Interest-bearing demand deposits	$122,016	$118,297	79	77	0.26	0.26
Money market accounts	194,406	172,950	139	115	0.29	0.27
Savings and other	124,975	127,137	56	55	0.18	0.17
Certificates of deposit	124,161	138,792	255	206	0.83	0.59
Total interest-bearing deposits	565,558	557,176	529	453	0.38	0.33
Repurchase agreements	2,824	3,803	1	2	0.14	0.21
Note payable	366	—	6	—	6.56	—
Subordinated debt	9,773	—	156	—	6.38	—
Capital lease	420	423	17	17	16.19	16.08
FHLBB advances	37,548	28,142	245	280	2.61	3.98
Total interest-bearing liabilities	616,489	589,544	954	752	0.62	0.51
Demand deposits	183,953	164,372
Other liabilities	9,367	8,380
Shareholders’ equity	92,191	104,012
Total liabilities & shareholders’ equity	$902,000	$866,308
Net interest income			$7,873	$8,084
Spread on interest-bearing funds					3.54	3.87
Net interest margin (e)					3.71	4.01

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $314,000 and $291,000, respectively, for 2016 and 2015 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2016 versus 2015
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$681	($513)	$168
Securities	(6)	(191)	(197)
FHLBB stock	(1)	15	14
Short term funds	(17)	23	6
Total	657	(666)	(9)
Interest-bearing liabilities
Deposits	(10)	86	76
Repurchase agreements	—	(1)	(1)
Note payable	4	2	6
Subordinated debt	78	78	156
Capital lease	—	—	—
FHLBB advances	78	(113)	(35)
Total	150	52	202
Net change in net interest and dividend income	$507	($718)	($211)

Interest Income
Interest income (FTE) on loans increased $168,000 due to the $60.3 million or 8.8% increase in average volume to $743.5 million for the second quarter of 2016 compared to $683.2 million for the second quarter of 2015. The favorable impact on interest income (FTE) of the average loan growth was partially offset by the 29 basis point decrease in the loan yield from 4.64% for the second quarter of 2015 to 4.35% for the second quarter of 2016. Interest income (FTE) on securities decreased $197,000 due primarily to the 100 basis point decrease in yield from 4.39% for the second quarter of 2015 to 3.39% for the second quarter of 2016. The decrease in the yield of securities reflects the replacement of securities at lower rates than those securities which matured, prepaid or were called.

Interest Expense
Interest expense increased $202,000 or 26.9% from $752,000 for the second quarter of 2015 to $954,000 for the second quarter of 2016. Interest expense on the subordinated debt issued in December 2015 was $156,000 for the second quarter of 2016 as compared to no such expense in the second quarter of 2015. The issuance of this debt, along with cash on hand, was used to fully redeem $16.0 million of outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U. S. Treasury‘s SBLF program. Interest expense on interest bearing deposits increased $76,000 or 16.8% from $453,000 for the second quarter of 2015 to $529,000 for the second quarter of 2016. The increase in interest expense on interest bearing deposits was due to the 5 basis point increase in the average rate from 0.33% to 0.38% due to higher interest rates paid on interest bearing deposits and the change in product mix. The average volume of interest bearing deposits increased $8.4 million or 1.51% increase from $557.2 million for the second quarter of 2015 to $565.6 million for the second quarter of 2016. Interest expense on FHLB borrowings decreased $35,000 or 12.5% as the cost of these funds decreased 137 basis points from 3.98% for the second quarter of 2015 to 2.61% for the second quarter of 2016. The decrease in the average rate is attributable to the increase in short term advances, which on average are at significantly lower rates than longer term advances. The favorable impact on interest expense of the decrease the average rate on these borrowings was partially offset by the $9.4 million or 33.4% increase in the average volume of these borrowings to support loan growth.

The $19.6 million or 11.9% increase in the average volume of non-interest bearing demand deposits for the second quarter of 2016 compared to the second quarter of 2015 and the $26.9 million or 4.6% increase in interest bearing liabilities were used to support the increased average loan growth.

Provision and Allowance for Loan Losses

The provision for loan losses was $525,000 for second quarter 2016, compared with $196,000 for second quarter 2015. Included in the provision are impairments related to ASC 310-30 purchased loans of $357,000 and $75,000 for the second quarter of 2016 and 2015, respectively. Net loan charge-offs were $684,000 and $320,000 for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2016	2015
Net charge-offs to average loans receivable, gross	0.37%	0.19%
Non-performing loans to loans receivable, gross	1.93	2.16
Accruing loans past due 30-89 days to loans receivable, gross	0.47	0.41
Allowance for loan losses to loans receivable, gross	0.76	0.74
Allowance for loan losses to non-performing loans	39.22	34.35
Non-performing assets to total assets	1.60	1.74

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 0.76% at June 30, 2016 compared to 0.74% at June 30, 2015.

During the second quarter of 2016, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) amounted to $14.6 million, which represents a decline at 1.93% of gross loans receivable at June 30, 2016 compared to 2.16% at June 30, 2015. Accruing loans past due 30-89 days increased $0.8 million to $3.6 million, or 0.47% of gross loans receivable from 0.41% at June 30, 2015. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the first six months of 2016.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2016.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Trust and wealth advisory fees	$884	$890	$(6)	(0.67)%
Service charges and fees	785	778	7	0.90%
Gains on sales of mortgage loans, net	57	87	(30)	(34.48)%
Mortgage servicing, net	21	20	1	5.00%
Gains on sales and calls of available-for-sale securities, net	146	11	135	1,227.27%
Other	116	114	2	1.75%
Total non-interest income	$2,009	$1,900	$109	5.74%

Non-interest income for second quarter 2016 increased $109,000 versus second quarter 2015. Trust and wealth advisory revenues decreased $6,000 versus second quarter 2015. Service charges and fees increased $7,000 versus second quarter 2015. The second quarter increase was a result of higher fees due to increased transactional volume, mainly attributable to interchange fees. Income from sales and servicing of mortgage loans decreased $29,000 versus second quarter 2015 due to a lower volume of mortgages sold and a decrease in servicing values as a result of a decline in the discount rate. Second quarter 2016 mortgage loan sales totaled $2.5 million versus $3.0 million for second quarter 2015. Second quarter 2016, and second quarter 2015 included mortgage servicing amortization and periodic impairment charges (net) of $65,000, and $71,000, respectively. Gain on sales and calls of securities for the second quarter 2016, and second quarter 2015 totaled $146,000 and $11,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Salaries	$2,687	$2,449	$238	9.72%
Employee benefits	910	960	(50)	(5.21)%
Premises and equipment	844	913	(69)	(7.56)%
Data processing	449	398	51	12.81%
Professional fees	564	593	(29)	(4.89)%
Collections, OREO and loan related	125	228	(103)	(45.18)%
FDIC insurance	176	133	43	32.33%
Marketing and community support	180	180	—	0.00%
Amortization of intangible assets	152	164	(12)	(7.32)%
Other	552	522	30	5.75%
Non-interest expense	$6,639	$6,540	$99	1.51%

Non-interest expense for second quarter 2016 increased $99,000 versus second quarter 2015. Total compensation expense increased $188,000 versus second quarter 2015, which reflects increased staffing levels, market and merit adjustments. Premises and equipment expense decreased $69,000 versus second quarter 2015. The year-over-year decrease is mainly related to lower fuel, utilities, and building repair costs. Data processing increased $51,000 versus second quarter 2015. The increase is mainly due to expenses related to a terminated contract and imaging set-up fees. Loan related expenses decreased $103,000 versus second quarter 2015 mainly due to the write-down of OREO properties in second quarter 2015. Professional fees decreased $29,000 versus second quarter 2015. Second quarter 2016 included third party imaging, trust and wealth advisory client related tax preparation fees and increased loan review fees. Other expense increased $30,000 versus second quarter 2015 primarily as a result of expenses related to loans serviced for others.

Income Taxes

The effective income tax rates for second quarter 2016, first quarter 2016 and second quarter 2015 were 27.83%, 25.86% and 29.93%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, some tax-exempt loans and bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2016 (to date) or 2015, other than minimum state income tax, as a result of its utilization of Connecticut tax legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company (“PIC”). In accordance with this legislation, in 2004 the Bank formed a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

For the six month periods ended June 30, 2016 and 2015

Overview

Net income available to common shareholders was $3.2 million, or $1.18 per common share, for the six month period ended June 30, 2016 (six month period 2016), compared with $4.2 million, or $1.55 per common share, for the six month period ended June 30, 2015 (six month period 2015).

•	During the six (6) month period ended June 30, 2016, total shareholders’ equity increased to $92.6 million from $90.6 million at December 31, 2015.

•	Net Loans increased $50.5 million, or 7.2%, in the first six months of 2016 to $749.5 million and increased $71.8 million, or 10.6% versus the second quarter 2015.

•	Book value per common share increased $0.44 to $33.57 at June 30, 2016 from $33.13 at December 31, 2015, and $1.31 as compared to $32.26 at June 30, 2015.

•	Tangible book value per common share of $28.28 at June 30, 2016 increased $0.59 from $27.69 at December 31, 2015, and $1.59 as compared to $26.69 at June 30, 2015.

Net Interest Income

Tax equivalent net interest income for the six month period ended June 30, 2016 decreased $440,000, or 2.7%, versus the six month period ended June 30, 2015. The net interest margin decreased 29 basis points to 3.77% from 4.06%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Loans (a)(d)	$732,548	$682,225	$16,220	$15,982	4.41%	4.68%
Securities (c)(d)	74,575	80,553	1,402	1,765	3.76	4.38
FHLBB stock	3,274	3,515	56	31	3.43	1.76
Short term funds (b)	32,871	37,204	78	42	0.48	0.23
Total interest earning assets	843,268	803,497	17,756	17,820	4.20	4.43
Other assets	56,950	61,169
Total assets	$900,218	$864,666
Interest-bearing demand deposits	$123,874	$117,748	156	152	0.25	0.26
Money market accounts	191,787	173,108	273	229	0.29	0.27
Savings and other	124,137	127,128	109	109	0.18	0.17
Certificates of deposit	123,684	140,173	499	407	0.81	0.58
Total interest-bearing deposits	563,482	558,157	1,037	897	0.37	0.32
Repurchase agreements	2,953	3,606	2	3	0.15	0.17
Note payable	370	—	11	—	5.95	0.00
Subordinated debt	9,770	—	312	—	6.38	0.00
Capital lease	420	423	35	35	16.67	16.57
FHLBB advances	32,275	28,342	476	562	2.95	3.95
Total interest-bearing liabilities	609,270	590,528	1,873	1,497	0.62	0.51
Demand deposits	190,082	162,359
Other liabilities	9,148	8,227
Shareholders’ equity	91,718	103,552
Total liabilities & shareholders’ equity	$900,218	$864,666
Net interest and dividend income			$15,883	$16,323
Spread on interest-bearing funds					3.58	3.92
Net interest margin (e)					3.77	4.06
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $665,000 and $604,000, respectively for 2016 and 2015 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2016 versus 2015
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,147	($909)	$238
Securities	(122)	(241)	(363)
FHLBB stock	(3)	28	25
Short term funds	(8)	44	36
Total	1,014	(1,078)	(64)
Interest-bearing liabilities
Deposits	(26)	166	140
Repurchase agreements	—	(1)	(1)
Note payable	6	5	11
Subordinated debt	156	156	312
Capital lease	—	—	—
FHLBB advances	68	(154)	(86)
Total	204	172	376
Net change in net interest and dividend income	$810	($1,250)	($440)

Interest Income

Interest income (FTE) on loans increased $238,000 or 1.5% due to the $50.3 million or 7.4% increase in average volume from $682.2 million for the six months of 2015 compared to $732.5 million for the six months of 2016. The favorable impact on interest income (FTE) due to the increase in the average loan growth was partially offset by the 27 basis point decrease in the loan yield on a tax equivalent basis from 4.68% for the six months of 2015 to 4.41% for the six months of 2016. Interest income (FTE) on securities decreased $363,000 due both to the $6.0 million or 7.4% decrease in average volume and the 62 basis point reduction in average yield from 4.38% for the six months of 2015 to 3.76% for the six months of 2016. The decrease in the yield on securities reflects the replacement of securities at lower rates than those securities which matured, prepaid or were called.

Interest Expense

Interest expense increased $376,000 or 25.1% from $1,497,000 for the six months of 2015 to $1,873,000 for the six months of 2016. Interest expense on the subordinated debt issued in December 2015 was $312,000 for the six months of 2016 as compared to no such expense in the six months of 2015. The issuance of this debt, along with cash on hand, was used to fully redeem $16.0 million of outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U. S. Treasury‘s SBLF program. Interest expense on interest bearing deposits increased $140,000 or 15.6% from $897,000 for the six months of 2015 to $1,037,000 for the six months of 2016. The increase in interest expense on interest bearing deposits was due to the 5 basis point increase in the average rate of these deposits from 0.32% to 0.37% resulting from the higher interest rates paid on interest bearing deposits and the change in product mix. The average volume of interest bearing deposits increased $5.3 million or 0.95% from $558.2 million for the six months of 2015 to $563.5 million for the six months of 2016. Interest expense on FHLB borrowings decreased $86,000 or 15.3% as the cost of these funds decreased 100 basis points from 3.95% for the six months of 2015 to 2.95% for the six months of 2016. The decrease in the average rate is attributable to the increase in short term advances, which on average, are at significantly lower rates than longer term advances The decrease also reflects a third quarter 2015 advance modification on $21.0 million of advances, in accordance with ASC 470-50, which extended maturities to a weighted average 39 months and lowered the effective rate. The favorable impact on interest expense due to the lower rate on these borrowings was partially offset by the $3.9 million or 13.9% increase in average volume.

The $27.7 million or 17.1% increase in the average volume of non-interest bearing demand deposits and the $18.7 million or 3.2% increase in the average volume of interest bearing liabilities for the six months of 2016 compared to the six months of 2015 were used to help fund the $50.3 milion or 7.4% increase in the average loan volume over this same period.

Provision and Allowance for Loan Losses

The provision (benefit) for loan losses was $988,000 for the six month period ended June 30, 2016 and ($4,000) for the six month period ended June 30, 2015. Included in the provision are impairments related to ASC 310-30 purchased loans of $500,000 and $75,000 for the six months ended June 30, 2016 and 2015, respectively. Net loan charge-offs were $986,000 and $296,000 for the respective periods.

Reserve coverage at June 30, 2016, as measured by the ratio of allowance for loan losses to gross loans, at 0.76%, compares with 0.74% a year ago at June 30, 2015. During the first six months of 2016, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $1.7 million to $14.6 million. Such amount represents 1.93% of gross loans receivable, a decrease from 2.31% at December 31, 2015. At June 30, 2016, accruing loans past due 30-89 days decreased $0.9 million to $3.6 million or 0.47% of gross loans receivable from 0.64% at December 31, 2015. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Trust and wealth advisory fees	$1,668	$1,712	$(44)	(2.57)%
Service charges and fees	1,515	1,509	6	0.40%
Gains on sales of mortgage loans, net	96	181	(85)	(46.96)%
Mortgage servicing, net	33	(20)	53	265.00%
Gains on sales and calls of available-for-sale securities, net	148	186	(38)	(20.43)%
Other	233	228	5	2.19%
Total non-interest income	$3,693	$3,796	$(103)	(2.71)%

Non-interest income for the six month period ended June 30, 2016 decreased $103,000 versus the same period in 2015. Trust and wealth advisory revenues decreased $44,000 mainly due to fewer estate fees collected in 2016 and partially offset by higher asset management fees. Service charges and fees increased $6,000. Income from sales and servicing of mortgage loans decreased $32,000 due to the volume of fixed rate residential mortgage loan sales and mortgage servicing valuations. Mortgage loans sales totaled $4.2 million for the six month period ended June 30, 2016 and $5.1 million for the six month period ended June 30, 2015. The six month periods ended June 30, 2016 and 2015 included mortgage servicing amortization of $116,000 and $197,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Salaries	$5,261	$4,989	$272	5.45%
Employee benefits	1,998	1,965	33	1.68%
Premises and equipment	1,739	1,821	(82)	(4.50)%
Data processing	896	872	24	2.75%
Professional fees	944	1,243	(299)	(24.05)%
Collections, OREO and loan related	311	472	(161)	(34.11)%
FDIC insurance	310	331	(21)	(6.34)%
Marketing and community support	380	290	90	31.03%
Amortization of intangible assets	307	333	(26)	(7.81)%
Other	1,334	1,059	275	25.97%
Non-interest expense	$13,480	$13,375	$105	0.79%

Non-interest expense for the six month period ended June 30, 2016 increased $105,000 versus the same period in 2015. Salaries and benefits increased $305,000 primarily due to increased staffing levels, market and merit adjustments. Premises and equipment decreased $82,000 mainly due to lower fuel, utilities, and building repair costs. Data processing increased $24,000 mainly due to expenses related to a terminated contract and imaging set-up fees. Professional fees decreased $299,000 versus second quarter 2015 fees, which included due diligence on core data processing providers, IT support and the reclassification of trust tax filings from data processing to consulting. Collections, OREO and loan related expense decreased $161,000 due primarily to write-down of OREO in 2015. Salisbury had two foreclosed properties at June 30, 2015 and none at June 30, 2016. FDIC insurance decreased $21,000 due to a refund of a 2015 overpayment. Marketing and community support increased $90,000 due primarily to an increase in contributions and general marketing campaigns. Amortization of intangible assets decreased $26,000 due to the completion of the People’s branch amortization. Other expenses increased $275,000 mainly due to expenses related to loans serviced for others.

Income taxes

The effective income tax rates for the six month periods ended June 30, 2016 and June 30, 2015 were 26.92% and 29.92%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance.

CAPITAL RESOURCES

Shareholders’ equity was $92.6 million at June 30, 2016, up $2.0 million from December 31, 2015. Book value and tangible book value per common share were $33.57 and $28.28, respectively, compared with $33.13 and $27.69, respectively, at December 31, 2015. Contributing to the increase in shareholders’ equity for year-to-date 2016 was net income of $3.2 million and issued stock of $0.3 million, partially offset by other common stock dividends of $1.5 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $1.1 million as of June 30, 2016.

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

	June 30, 2016		December 31, 2015
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	13.08%	12.70%	13.51%	13.10%
Tier 1 Capital (to risk-weighted assets)	10.86	11.87	11.17	12.23
Common Equity Tier 1 Capital (to risk-weighted assets)	10.86	11.87	11.17	12.23
Tier 1 Capital (to average assets)	8.77	9.58	8.56	9.37

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

The FRB and FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank and Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was initially phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of June 30, 2016, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During the six month period ended June 30, 2016, Salisbury paid $1,542,000 in common stock dividends.

On July 29, 2016, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 26, 2016 to shareholders of record on August 12, 2016. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury’s consolidated financial statements and related notes thereto presented elsewhere in this Form 10-Q are prepared in conformity with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike some other types of companies, the financial nature of Salisbury’s consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect Salisbury to some extent because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. There is no precise method, however, to measure the effects of inflation on Salisbury’s consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation. Although not a material factor in recent years, inflation could impact earnings in future periods.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s June 30, 2016 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2016, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 57 basis points for short term rates to 107 basis points for the 10-year Treasury; and (4) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rates. As of June 30, 2016, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2016:

As of June 30, 2016	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(7.04)%	1.91%
Immediately falling interest rates (static growth assumptions)	(1.48)	(3.80)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(3.88)	2.72

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2016 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$(14)	$(27)
U.S. Government agency notes	—	—
Municipal bonds	(296)	(552)
Mortgage backed securities	(698)	(1,762)
Collateralized mortgage obligations	(101)	(216)
SBA pools	(6)	(12)
Other	(85)	(160)
Total available-for-sale debt securities	$(1,200)	$(2,729)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2016.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

The Actions involved a dispute over title to certain real property located in Westport, Connecticut that was conveyed by Erling Christophersen, as grantor, to the Trust on or about August 8, 2007.  Subsequent to this conveyance, the Bank loaned $3,387,000 to the Trust, which was secured by a commercial mortgage in favor of the Bank on the Westport property.  This mortgage was the subject of the Foreclosure Action brought by the Bank.

Following several years of litigation, the parties submitted briefs to the Appellate Court and oral arguments were heard on January 7, 2016. On March 1, 2016, the Appellate Court affirmed the trial court’s judgment and remanded the case for the setting of new Law Days.  Subsequently, the defendant filed an application for review with the Connecticut Supreme Court, which denied Mr. Christophersen’s Petition For Certification on March 23, 2016. The defendant filed motions to open the Judgment which the Bank opposed.

On March 31, 2016 the bank filed a Motion to Set New Law Days and Update Debt in accordance with the order of the Appellate Court, which denied the defendant’s appeal.

The Connecticut Supreme Court denied certiorari and the Bank subsequently took title to the property and filed a Deed of Foreclosure on August 8, 2016. The property is now in OREO held for sale. At this time, given the appraised value and current market conditions, there was no write-down required upon the transfer of this property into OREO.

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

SALISBURY BANCORP, INC.

August 12, 2016	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 12, 2016	By:	/s/ Donald E. White
Donald E. White,
Executive Vice President and Chief Financial Officer

