Form 10-Q
period 2016-09-30
SALISBURY BANCORP INC
filed 2016-11-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 14, 2016 is 2,758,086.

2

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Cash and due from banks	$13,004	$14,891
Interest bearing demand deposits with other banks	29,634	47,227
Total cash and cash equivalents	42,638	62,118
Securities:
Available-for-sale at fair value	76,801	76,694
Federal Home Loan Bank of Boston stock at cost	2,937	3,176
Loans held-for-sale	837	763
Loans receivable, net (allowance for loan losses: $5,892 and $5,716)	753,623	699,018
Other real estate owned	2,823	—
Bank premises and equipment, net	14,573	14,307
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $3,364 and $2,909)	1,883	2,338
Accrued interest receivable	2,260	2,307
Cash surrender value of life insurance policies	13,952	13,685
Deferred taxes	2,114	1,989
Other assets	1,452	2,245
Total Assets	$928,445	$891,192
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits:
Demand (non-interest bearing)	$210,396	$201,340
Demand (interest bearing)	126,064	125,465
Money market	201,504	183,783
Savings and other	127,595	119,651
Certificates of deposit	121,171	124,294
Total deposits	786,730	754,533
Repurchase agreements	3,581	3,914
Federal Home Loan Bank of Boston advances	27,134	26,979
Subordinated debt(1)	9,782	9,764
Note payable	351	376
Capital lease liability	419	422
Accrued interest and other liabilities	6,894	4,630
Total Liabilities	834,891	800,618
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000
Outstanding: 2,758,086 and 2,733,576	276	273
Paid-in capital	42,053	41,364
Retained earnings	50,773	47,922
Unearned compensation - restricted stock awards	(431)	(110)
Accumulated other comprehensive income	883	1,125
Total Shareholders' Equity	93,554	90,574
Total Liabilities and Shareholders' Equity	$928,445	$891,192

(1) Net of issuance costs, which are capitalized and amortized as a component of interest expense over a period of 10 years.

3

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands except per share amounts)	2016	2015	2016	2015
Interest and dividend income
Interest and fees on loans	$8,061	$7,955	$23,915	$23,727
Interest on debt securities:
Taxable	341	286	976	910
Tax exempt	202	351	725	1,098
Other interest and dividends	60	58	138	132
Total interest and dividend income	8,664	8,650	25,754	25,867
Interest expense
Deposits	565	463	1,603	1,359
Repurchase agreements	2	2	4	5
Capital lease	17	18	52	53
Note payable	5	1	16	1
Subordinated debt	156	—	468	—
Federal Home Loan Bank of Boston advances	237	269	714	832
Total interest expense	982	753	2,857	2,250
Net interest and dividend income	7,682	7,897	22,897	23,617
Provision for loan losses	344	655	1,332	651
Net interest and dividend income after provision for loan losses	7,338	7,242	21,565	22,966
Non-interest income
Trust and wealth advisory	849	798	2,517	2,510
Service charges and fees	840	798	2,355	2,307
Gains on sales of mortgage loans, net	55	47	152	227
Mortgage servicing, net	28	5	61	(15)
Gains on sales and calls of available-for-sale securities, net	10	6	157	192
Other	113	115	342	343
Total non-interest income	1,895	1,769	5,584	5,564
Non-interest expense
Salaries	2,757	2,531	8,017	7,520
Employee benefits	924	916	2,923	2,881
Premises and equipment	809	863	2,546	2,683
Data processing	472	404	1,369	1,276
Professional fees	459	398	1,403	1,642
Collections, OREO and loan related	109	125	420	594
FDIC insurance	164	163	474	494
Marketing and community support	144	174	524	465
Amortization of core deposit intangibles	148	161	455	494
Other	513	467	1,844	1,528
Total non-interest expense	6,499	6,202	19,975	19,577
Income before income taxes	2,734	2,809	7,174	8,953
Income tax provision	812	824	2,009	2,663
Net income	$1,922	$1,985	$5,165	$6,290
Net income applicable to common shareholders	$1,907	$1,928	$5,124	$6,116
Basic earnings per common share	$0.70	$0.71	$1.88	$2.26
Weighted average common shares outstanding, to calculate basic earnings per share	2,737	2,707	2,732	2,704
Diluted earnings per common share	0.69	0.71	1.87	2.25
Weighted average common shares outstanding, to calculate diluted earnings per share	2,751	2,724	2,747	2,721
Common dividends per share	0.28	0.28	0.84	0.84

4

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2016	2015	2016	2015
Net income	$1,922	$1,985	$5,165	$6,290
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(331)	116	(211)	(816)
Reclassification of net realized gains in net income (1)	(10)	(6)	(157)	(192)
Unrealized (losses) gains on securities available-for-sale	(341)	110	(368)	(1,008)
Income tax benefit (expense)	116	(37)	126	343
Unrealized (losses) gains on securities available-for-sale, net of tax	(225)	73	(242)	(665)
Comprehensive income	$1,697	$2,058	$4,923	$5,625

(1)Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Nine months ended September 30, 2016 and 2015

(dollars in thousands)	Common Stock		Preferred stock	Paid-in capital	Retained earnings	Unearned compensation – restricted stock awards	Accumulated other comp- rehensive income	Total share- holders' equity
	Shares	Amount
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income	—	—	—	—	6,290	—	—	6,290
Other comprehensive loss, net of tax	—	—	—	—	—	—	(665)	(665)
Common stock dividends declared	—	—	—	—	(2,289)	—	—	(2,289)
Preferred stock dividends declared	—	—	—	—	(120)	—	—	(120)
Stock options exercised	9,450	1	—	182	—	—	—	183
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Forfeiture of restricted common stock	(300)	—	—	(7)	—	7	—	—
Issuance of common stock for directors	2,660	—	—	81	—	—	—	81
Stock based compensation – restricted stock awards	—	—	—	—	—	120	—	120
Balances at September 30, 2015	2,733,576	$273	$16,000	$41,362	$46,558	$(186)	$1,443	$105,450
Balances at December 31, 2015	2,733,576	$273	$—	$41,364	$47,922	$(110)	$1,125	$90,574
Net income	—	—	—	—	5,165	—	—	5,165
Other comprehensive loss, net of tax	—	—	—	—	—	—	(242)	(242)
Common stock dividends declared	—	—	—	—	(2,314)	—	—	(2,314)
Stock options exercised	4,050	—	—	87	—	—	—	87
Issuance of restricted stock awards	15,800	2	—	464	—	(466)	—	—
Forfeiture of restricted common stock	(100)	—	—	(3)	—	3	—	—
Issuance of common stock for directors	4,760	1	—	141	—		—	142
Stock based compensation – restricted stock awards	—	—	—	—	—	142	—	142
Balances at September 30, 2016	2,758,086	$276	$—	$42,053	$50,773	$(431)	$883	$93,554

5

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2016	2015
Operating Activities
Net income	$5,165	$6,290
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	204	178
Bank premises and equipment	889	917
Core deposit intangible	455	494
Mortgage servicing rights	182	282
Fair value adjustment on loans	(1,429)	(2,031)
Fair value adjustment on deposits	(97)	(355)
(Gains) and losses, including write-downs
Gain on calls of securities available-for-sale, net	(1)	(40)
Gain on sales of securities available-for-sale, net	(156)	(152)
Gain on sales of loans, excluding capitalized servicing rights	(152)	(102)
Write-downs of other real estate owned	—	238
Loss on sale/disposals of premises and equipment	13	45
Provision for loan losses	1,332	651
Proceeds from loans sold	6,814	4,897
Loans originated for sale	(6,736)	(4,800)
(Increase) decrease in deferred loan origination costs, net	(91)	25
Mortgage servicing rights originated	(71)	(125)
Increase in mortgage servicing rights impairment reserve	13	3
Decrease in interest receivable	47	38
Deferred tax benefit	—	(17)
Decrease (increase) in prepaid expenses	18	(409)
Increase in cash surrender value of life insurance policies	(267)	(277)
Decrease in income tax receivable	433	—
Increase in income tax payable	—	271
Increase (decrease) in other assets	218	(87)
Increase (decrease) in accrued expenses	1,079	(11)
Modification fees on Federal Home Loan Bank advances	173	—
Amortization of debt issuance costs	18	—
Decrease in interest payable	(125)	(45)
Increase in other liabilities	1,310	369
Stock based compensation-restricted stock awards	142	120
Net cash provided by operating activities	9,380	6,367
Investing Activities
Purchase of Federal Home Loan Bank of Boston stock	(319)	—
Redemption of Federal Home Loan Bank of Boston stock	558	—
Purchases of securities available-for-sale	(45,317)	(9,322)
Proceeds from sales of securities available-for-sale	3,860	3,861
Proceeds from calls of securities available-for-sale	11,811	7,995
Proceeds from maturities of securities available-for-sale	29,125	7,413
Loan originations and principal collections, net	(57,351)	(13,748)
Recoveries of loans previously charged off	111	613
Proceeds from sales of other real estate owned	—	698
Capital expenditures	(1,168)	(739)
Net cash used in investing activities	(58,690)	(3,229)
6

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine months ended September 30, (in thousands)	2016	2015
Financing Activities
Increase in deposit transaction accounts, net	35,320	57,607
Decrease in time deposits, net	(3,026)	(11,199)
(Decrease) increase in securities sold under agreements to repurchase, net	(333)	47
Principal payments on Federal Home Loan Bank of Boston advances	(18)	(786)
Modification payment on Federal Home Loan Bank of Boston advances	—	(1,099)
Principal payments on note payable	(25)	—
Decrease in capital lease obligation	(3)	(2)
Stock options exercised	87	183
Issuance of shares for director fees	142	81
Issuance of shares for executives	—	29
Common stock dividends paid	(2,314)	(2,289)
Series B preferred stock dividends paid	—	(120)
Net cash provided by financing activities	29,830	42,452
Net (decrease) increase in cash and cash equivalents	(19,480)	45,590
Cash and cash equivalents, beginning of period	62,118	36,105
Cash and cash equivalents, end of period	$42,638	$81,695
Cash paid during period
Interest	$2,714	$2,650
Income taxes	842	2,409
Non-cash investing and financing activities
Transfer from loans to other real estate owned	2,823	101
Note payable to fund building purchase	—	380
7

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Salisbury is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on Salisbury’s Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
September 30, 2016
Available-for-sale
Municipal bonds	$18,252	$352	$—	$18,604
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	47,881	372	(77)	48,176
Collateralized mortgage obligations
U.S. Government agencies	1,596	8	—	1,604
Non-agency	3,619	418	(5)	4,032
SBA bonds	2,268	18	—	2,286
CRA mutual funds	828	10	—	838
Corporate bonds	1,000	20	—	1,020
Preferred stock	20	221	—	241
Total securities available-for-sale	$75,464	$1,419	$(82)	$76,801
Non-marketable securities
Federal Home Loan Bank of Boston stock	$2,937	$—	$—	$2,937

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
December 31, 2015
Available-for-sale
U.S. Treasury notes	$2,499	$42	$—	$2,541
U.S. Government agency notes	498	—	—	498
Municipal bonds	29,752	633	—	30,385
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	31,900	385	(83)	32,202
Collateralized mortgage obligations
U.S. Government agencies	2,002	12	—	2,014
Non-agency	4,487	468	(7)	4,948
SBA bonds	3,065	31	—	3,096
CRA mutual funds	766	—	(2)	764
Preferred stock	20	226	—	246
Total securities available-for-sale	$74,989	$1,797	$(92)	$76,694
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,176	$—	$—	$3,176
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury sold $3.6 million in securities available-for-sale during the nine month period ended September 30, 2016, and sold $3.7 million in securities available-for-sale during the nine month period ended September 30, 2015.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2016
Available-for-sale
Mortgage-backed securities	$27,770	$(71)	$310	$(6)	$28,080	$(77)
Collateralized mortgage obligations:
Non-agency	203	(1)	175	(4)	378	(5)
Total temporarily impaired securities	$27,973	$(72)	$485	$(10)	$28,458	$(82)

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2015
Available-for-sale
Mortgage-backed securities	$14,750	$(83)	$53	$—	$14,803	$(83)
Collateralized mortgage obligations:
Non-agency	237	—	226	(7)	463	(7)
CRA mutual funds	764	(2)	—	—	764	(2)
Total temporarily impaired securities	$15,751	$(85)	$279	$(7)	$16,030	$(92)

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2016.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these securities to be OTTI at September 30, 2016.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2016, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2016. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2016	2015
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2016. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	September 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$286,663	$7,022	$293,685	$261,495	$7,799	$269,294
Residential 5+ multifamily	7,690	5,864	13,554	6,411	6,136	12,547
Construction of residential 1-4 family	9,824	—	9,824	7,998	—	7,998
Home equity lines of credit	35,470	—	35,470	35,017	—	35,017
Residential real estate	339,647	12,886	352,533	310,921	13,935	324,856
Commercial	162,602	81,741	244,343	129,446	88,829	218,275
Construction of commercial	4,066	2,139	6,205	6,525	4,874	11,399
Commercial real estate	166,668	83,880	250,548	135,971	93,703	229,674
Farm land	4,033	—	4,033	3,193	—	3,193
Vacant land	5,830	—	5,830	8,563	—	8,563
Real estate secured	516,178	96,766	612,944	458,648	107,638	566,286
Commercial and industrial	101,146	30,009	131,155	74,657	46,764	121,421
Municipal	8,475	—	8,475	9,566	—	9,566
Consumer	5,593	68	5,661	6,195	77	6,272
Loans receivable, gross	631,392	126,843	758,235	549,066	154,479	703,545
Deferred loan origination costs, net	1,280	—	1,280	1,189	—	1,189
Allowance for loan losses	(5,613)	(279)	(5,892)	(5,481)	(235)	(5,716)
Loans receivable, net	$627,059	$126,564	$753,623	$544,774	$154,244	$699,018
Loans held-for-sale
Residential 1-4 family	$837	$—	$837	$763	$—	$763

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2016
Residential 1-4 family	$276,508	$6,111	$3,955	$89	$—	$286,663
Residential 5+ multifamily	5,611	1,912	167	—	—	7,690
Construction of residential 1-4 family	9,824	—	—	—	—	9,824
Home equity lines of credit	34,102	528	840	—	—	35,470
Residential real estate	326,045	8,551	4,962	89	—	339,647
Commercial	152,026	3,541	7,035	—	—	162,602
Construction of commercial	3,949	—	117	—	—	4,066
Commercial real estate	155,975	3,541	7,152	—	—	166,668
Farm land	3,025	—	1,008	—	—	4,033
Vacant land	5,739	63	28	—	—	5,830
Real estate secured	490,784	12,155	13,150	89	—	516,178
Commercial and industrial	98,795	1,716	635	—	—	101,146
Municipal	8,475	—	—	—	—	8,475
Consumer	5,566	27	—	—	—	5,593
Loans receivable, gross	$603,620	$13,898	$13,785	$89	$—	$631,392

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2016
Residential 1-4 family	$6,133	$110	$779	$—	$—	$7,022
Residential 5+ multifamily	5,741	—	123	—	—	5,864
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	11,874	110	902	—	—	12,886
Commercial	72,288	4,082	5,371	—	—	81,741
Construction of commercial	1,881	—	258	—	—	2,139
Commercial real estate	74,169	4,082	5,629	—	—	83,880
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	86,043	4,192	6,531	—	—	96,766
Commercial and industrial	28,566	1,238	205	—	—	30,009
Municipal	—	—	—	—	—	—
Consumer	65	3	—	—	—	68
Loans receivable, gross	$114,674	$5,433	$6,736	$—	$—	$126,843

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$248,027	$6,933	$6,444	$91	$—	$261,495
Residential 5+ multifamily	4,507	1,815	89	—	—	6,411
Construction of residential 1-4 family	7,111	887	—	—	—	7,998
Home equity lines of credit	33,687	545	785	—	—	35,017
Residential real estate	293,332	10,180	7,318	91	—	310,921
Commercial	120,903	4,801	3,742	—	—	129,446
Construction of commercial	6,525	—	—	—	—	6,525
Commercial real estate	127,428	4,801	3,742	—	—	135,971
Farm land	2,162	—	1,031	—	—	3,193
Vacant land	5,567	69	2,927	—	—	8,563
Real estate secured	428,489	15,050	15,018	91	—	458,648
Commercial and industrial	72,887	1,214	555	1	—	74,657
Municipal	9,566	—	—	—	—	9,566
Consumer	6,171	18	6	—	—	6,195
Loans receivable, gross	$517,113	$16,282	$15,579	$92	$—	$549,066

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$6,824	$199	$776	$—	$—	$7,799
Residential 5+ multifamily	6,136	—	—	—	—	6,136
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	12,960	199	776	—	—	13,935
Commercial	80,406	4,005	4,418	—	—	88,829
Construction of commercial	4,612	—	262	—	—	4,874
Commercial real estate	85,018	4,005	4,680	—	—	93,703
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	97,978	4,204	5,456	—	—	107,638
Commercial and industrial	45,363	875	443	83	—	46,764
Municipal	—	—	—	—	—	—
Consumer	71	6	—	—	—	77
Loans receivable, gross	$143,412	$5,085	$5,899	$83	$—	$154,479

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
September 30, 2016
Residential 1-4 family	$281,558	$1,892	$313	$679	$74	$2,147	$3,213	$—	$3,017
Residential 5+ multifamily	7,690	—	—	—	—	—	—	—	167
Construction of residential 1-4 family	9,824	—	—	—	—	—	—	—	—
Home equity lines of credit	34,949	69	151	90	54	157	452	—	681
Residential real estate	334,021	1,961	464	769	128	2,304	3,665	—	3,865
Commercial	158,272	1,251	1,917	252	—	910	3,079	—	2,993
Construction of commercial	4,066	—	—	—	—	—	—	—	—
Commercial real estate	162,338	1,251	1,917	252	—	910	3,079	—	2,993
Farm land	2,514	795	—	—	—	724	724	—	1,009
Vacant land	5,784	46	—	—	—	—	—	—	28
Real estate secured	504,657	4,053	2,381	1,021	128	3,938	7,468	—	7,895
Commercial and industrial	99,230	1,105	627	161	—	23	811	—	23
Municipal	8,475	—	—	—	—	—	—	—	—
Consumer	5,555	19	9	10	—	—	19	—	—
Loans receivable, gross	$617,917	$5,177	$3,017	$1,192	$128	$3,961	$8,298	$—	$7,918

Acquired Loans

September 30, 2016
Residential 1-4 family	$5,961	$282	$—	$—	$—	$779	$779	$—	$779
Residential 5+ multifamily	5,299	—	442	—	—	123	565	—	123
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity credit lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	11,260	282	442	—	—	902	1344	—	902
Commercial	74,978	2,695	1,503	—	974	1,591	4,068	365	2,199
Construction of commercial	1,881	—	—	—	—	258	258	—	258
Commercial real estate	76,859	2,695	1,503	—	974	1,849	4,326	365	2,457
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	88,119	2,977	1,945	—	974	2,751	5,670	365	3,359
Commercial and industrial	27,711	622	543	1,103	30	—	1,676	30	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	68	—	—	—	—	—	—	—	—
Loans receivable, gross	$115,898	$3,599	$2,488	$1,103	$1,004	$2,751	$7,346	$395	$3,359

Business Activities Loans

		Past due
						180	30
(in thousands)	Current	1-29	30-59	60-89	90-179	days	days	Accruing	Non-
		days	days	days	days	and	and	90 days	accrual
						over	over	and over
December 30, 2015
Residential 1-4 family	$254,152	$1,781	$1,931	$683	$973	$1,975	$5,562	$—	$5,671
Residential 5+ multifamily	6,254	—	68	—	—	89	157	—	89
Construction of residential 1-4 family	7,826	172	—	—	—	—	—	—	—
Home equity lines of credit	33,744	363	306	101	113	390	910	—	601
Residential real estate	301,976	2,316	2,305	784	1,086	2,454	6,629	—	6,361
Commercial	126,440	1,618	474	—	233	681	1,388	—	2,349
Construction of commercial	6,525	—	—	—	—	—	—	—	—
Commercial real estate	132,965	1,618	474	—	233	681	1,388	—	2,349
Farm land	2,172	298	—	—	—	723	723	—	1,031
Vacant land	5,734	—	6	—	—	2,823	2,829	—	2,855
Real estate secured	442,847	4,232	2,785	784	1,319	6,681	11,569	—	12,596
Commercial and industrial	73,698	906	35	—	—	18	53	—	461
Municipal	9,566	—	—	—	—	—	—	—	—
Consumer	6,096	61	21	17	—	—	38	—	80
Loans receivable, gross	$532,207	$5,199	$2,841	$801	$1,319	$6,699	$11,660	$—	$13,137

Acquired Loans

December 30, 2015
Residential 1-4 family	$6,823	$—	$—	$110	$—	$866	$976	$90	$776
Residential 5+ multifamily	6,136	—	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	12,959	—	—	110	—	866	976	90	776
Commercial	81,140	4,848	916	—	—	1,925	2,841	—	2,000
Construction of commercial	4,612	—	—	—	—	262	262	—	262
Commercial real estate	85,752	4,848	916	—	—	2,187	3,103	—	2,262
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	98,711	4,848	916	110	—	3,053	4,079	90	3,038
Commercial and industrial	46,128	471	83	82	—	—	165	—	—
Municipal	—	—	—	—	—	—	—	—	—
Consumer	77	—	—	—	—	—	—	—	—
Loans receivable, gross	$144,916	$5,319	$999	$192	$—	$3,053	$4,244	$90	$3,038

Interest on non-accrual loans that would have been recorded as additional interest income for the nine months ended September 30, 2016 and 2015 had the loans been current in accordance with their original terms totaled $666,000 and $609,000, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	Nine months ended
	September 30, 2016			September 30, 2015
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	4	$683	$683	2	$923	$923
Commercial real estate	2	2,123	2,123	1	294	294
Home equity lines of credit	—	—	—	1	35	35
Troubled debt restructurings	6	$2,806	$2,806	4	1,252	1,252
Rate reduction and term extension	1	$174	$174	1	$294	$294
Interest only and term extension	—	—	—	—	—	—
Debt consolidation	1	1,863	1,863	—	—	—
Debt consolidation and term extension	1	260	260	—	—	—
Note bifurcation	—	—	—	1	48	48
Term extension	3	509	509	2	910	910
Troubled debt restructurings	6	$2,806	$2,806	4	1,252	1,252

Acquired Loans

	Nine months ended
	September 30, 2016			September 30, 2015
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	1	$88	$88	—	$—	$—
Commercial real estate	—	—	—	1	184	184
Home equity lines of credit	—	—	—	—	—	—
Troubled debt restructurings	1	$88	$88	1	$184	$184
Rate reduction and term extension	1	$88	$88	1	$184	$184
Interest only and term extension	—	—	—	—	—	—
Interest only	—	—	—	—	—	—
Debt consolidation and term extension	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Troubled debt restructurings	1	$88	$88	1	$184	$184

Seven loans were modified in troubled debt restructurings during 2016, one of which was past due at September 30, 2016.

As of September 30, 2016, there were no commitments to lend additional amounts on troubled debt restructurings.

As of September 30, 2016, the Bank had $2,793,000 in loans collateralized by residential real estate property in the process of foreclosure.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended September 30, 2016					Three months ended September 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,248	$224	$(155)	$8	$2,325	$69	$5	$—	$—	$74
Commercial	1,734	29	(1)	—	1,762	134	37	—	—	171
Land	166	82	(42)	—	206	—	—	—	—	—
Real estate	4,148	335	(198)	8	4,293	203	42	—	—	245
Commercial and industrial	851	(16)	(2)	25	858	37	(11)	—	8	34
Municipal	56	(3)	—	—	53	—	—	—	—	—
Consumer	89	17	(17)	5	94	—	—	—	—	—
Unallocated	334	(19)	—	—	315	—	—	—	—	—
Totals	$5,478	$314	$(217)	$38	$5,613	$240	$31	$—	$8	$279
	Business Activities Loans					Acquired Loans
(in thousands)	Nine months ended September 30, 2016					Nine months ended September 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,477	$370	$(550)	$28	$2,325	$79	$(5)	$—	$—	$74
Commercial	1,466	332	(37)	1	1,762	132	133	(98)	4	171
Land	188	106	(88)	—	206	—	—	—	—	—
Real estate	4,131	808	(675)	29	4,293	211	128	(98)	4	245
Commercial and industrial	683	167	(32)	40	858	24	403	(416)	23	34
Municipal	61	(8)	—	—	53	—	—	—	—	—
Consumer	124	1	(46)	15	94	—	—	—	—	—
Unallocated	482	(167)	—	—	315	—	—	—	—	—
Totals	$5,481	$801	$(753)	$84	$5,613	$235	$531	$(514)	$27	$279
	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended September 30, 2015					Three months ended September 30, 2015
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,147	$632	$(92)	$111	$2,798	$15	$55	$—	$—	$70
Commercial	1,339	(102)	(10)	—	1,227	77	81	—	5	163
Land	182	168	(72)	—	278	—	—	—	—	—
Real estate	3,668	698	(174)	111	4,303	92	136	—	5	233
Commercial and industrial	691	(197)	—	4	498	52	(22)	—	10	40
Municipal	64	(16)	—	—	48	—	—	—	—	—
Consumer	123	1	(17)	6	113	—	—	—	—	—
Unallocated	369	55	—	—	424	—	—	—	—	—
Totals	$4,915	$541	$(191)	$121	$5,386	$144	$114	$—	$15	$273
	Business Activities Loans					Acquired Loans
(in thousands)	Nine months ended September 30, 2015					Nine months ended September 30, 2015
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,306	$952	$(573)	$113	$2,798	$—	$70	$—	$—	$70
Commercial	1,697	(256)	(214)	—	1,227	7	151	—	5	163
Land	164	186	(72)	—	278	—	—	—	—	—
Real estate	4,167	882	(859)	113	4,303	7	221	—	5	233
Commercial and industrial	583	(484)	(56)	455	498	14	—	—	26	40
Municipal	61	(13)	—	—	48	—	—	—	—	—
Consumer	117	30	(47)	13	113	—	—	—	—	—
Unallocated	409	15	—	—	424	—	—	—	—	—
Totals	$5,337	$430	$(962)	$581	$5,386	$21	$221	$—	$31	$273

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2016
Residential 1-4 family	$280,711	$1,698	$5,952	$147	$286,663	$1,845
Residential 5+ multifamily	5,860	54	1,830	—	7,690	54
Construction of residential 1-4 family	9,824	85	—	—	9,824	85
Home equity lines of credit	34,674	324	796	17	35,470	341
Residential real estate	331,069	2,161	8,578	164	339,647	2,325
Commercial	158,185	1,646	4,417	69	162,602	1,715
Construction of commercial	3,949	48	117	—	4,066	48
Commercial real estate	162,134	1,694	4,534	69	166,668	1,763
Farm land	3,025	27	1,008	9	4,033	36
Vacant land	5,589	166	241	4	5,830	170
Real estate secured	501,817	4,048	14,361	246	516,178	4,294
Commercial and industrial	101,063	853	83	4	101,146	857
Municipal	8,475	53	—	—	8,475	53
Consumer	5,593	94	—	—	5,593	94
Unallocated allowance	—	315	—	—	—	315
Totals	$616,948	$5,363	$14,444	$250	$631,392	$5,613

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2016
Residential 1-4 family	$6,244	$—	$779	$74	$—	$—	$7,023	$74
Residential 5+ multifamily	5,741	—	123	—	—	—	5,864	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,985	—	902	74	—	—	12,887	74
Commercial	74,858	22	2,955	82	3,928	64	81,741	168
Construction of commercial	1,881	3	258	—	—	—	2,139	3
Commercial real estate	76,739	25	3,213	82	3,928	64	83,880	171
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	88,724	25	4,115	156	3,928	64	96,767	245
Commercial and industrial	29,676	26	—	—	332	8	30,008	34
Municipal	—	—	—	—	—	—	—	—
Consumer	52	—	—	—	16	—	68	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$118,452	$51	$4,115	$156	$4,276	$72	$126,843	$279

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$253,156	$1,415	$8,339	$610	$261,495	$2,025
Residential 5+ multifamily	4,640	33	1,771	—	6,411	33
Construction of residential 1-4 family	7,998	65	—	—	7,998	65
Home equity lines of credit	34,298	286	719	68	35,017	354
Residential real estate	300,092	1,799	10,829	678	310,921	2,477
Commercial	125,173	1,265	4,273	113	129,446	1,378
Construction of commercial	6,403	87	122	1	6,525	88
Commercial real estate	131,576	1,352	4,395	114	135,971	1,466
Farm land	2,162	23	1,031	14	3,193	37
Vacant land	5,486	122	3,077	29	8,563	151
Real estate secured	439,316	3,296	19,332	835	458,648	4,131
Commercial and industrial	74,131	673	526	10	74,657	683
Municipal	9,566	61	—	—	9,566	61
Consumer	6,115	124	80	—	6,195	124
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$7,023	$—	$776	$79	$—	$—	$7,799	$79
Residential 5+ multifamily	6,136	—	—	—	—	—	6,136	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	13,159	—	776	79	—	—	13,935	79
Commercial	81,300	19	2,742	107	4,787	2	88,829	128
Construction of commercial	4,612	4	262	—	—	—	4,874	4
Commercial real estate	85,912	23	3,004	107	4,787	2	93,703	132
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	99,071	23	3,780	186	4,787	2	107,638	211
Commercial and industrial	45,650	24	—	—	1,114	—	46,764	24
Municipal	—	—	—	—	—	—	—	—
Consumer	61	—	—	—	16	—	77	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$144,782	$47	$3,780	$186	$5,917	$2	$154,479	$235

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

September 30, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$612,039	$4,849	$—	$—	$612,039	$4,849
Potential problem loans	4,909	200	—	—	4,909	200
Impaired loans	—	—	14,444	250	14,444	250
Unallocated allowance	—	315	—	—	—	315
Totals	$616,948	$5,364	$14,444	$250	$631,392	$5,614

Acquired Loans

September 30, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$120,106	$70	$—	$—	$120,106	$70
Potential problem loans	2,622	53	—	—	2,622	53
Impaired loans	—	—	4,115	156	4,115	156
Totals	$122,728	$123	$4,115	$156	$126,843	$279

Business Activities Loans

December 30, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$527,905	$4,110	$—	$—	$527,905	$4,110
Potential problem loans	1,223	44	—	—	1,223	44
Impaired loans	—	—	19,938	845	19,938	845
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

December 30, 2015 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$148,580	$46	$—	$—	$148,580	$46
Potential problem loans	2,119	2	—	—	2,119	2
Impaired loans	—	—	3,780	187	3,780	187
Unallocated allowance	—	—	—	—	—	—
Totals	$150,699	$48	$3,780	$187	$154,479	$235

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2016
Residential	$5,530	$6,080	$6,418	$147	$72	$2,252	$2,409	$2,683	$69
Home equity lines of credit	410	436	463	17	1	386	419	346	5
Residential real estate	5,940	6,516	6,881	164	73	2,638	2,828	3,029	74
Commercial	3,568	3,958	3,393	69	73	849	1,106	996	17
Construction of commercial	—	—	72	—	—	117	123	47	5
Farm land	723	784	440	9	—	286	358	580	—
Vacant land	46	46	2,305	4	2	195	232	201	8
Real estate secured	10,277	11,304	13,091	246	148	4,085	4,647	4,853	104
Commercial and industrial	4	4	40	4	—	78	106	217	2
Consumer	—	—	—	—	—	—	—	8	—
Totals	$10,281	$11,308	$13,131	$250	$148	$4,163	$4,753	$5,078	$106

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2016
Residential 1-4 family	$779	$893	$637	$74	$3	$123	$123	$267	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	779	893	637	74	3	123	123	267	—
Commercial	1,146	1,557	577	82	111	1,809	2,268	2,085	158
Construction of commercial	—	—	—	—	—	258	272	259	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,925	2,450	1,214	156	114	2,190	2,663	2,611	158
Commercial and industrial	—	—	100	—	—	—	—	24	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,925	$2,450	$1,314	$156	$114	$2,190	$2,663	$2,635	$158

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential 1-4 family	$7,482	$8,094	$6,213	$610	$109	$2,628	$2,770	$3,043	$82
Home equity lines of credit	535	659	176	68	6	184	199	611	2
Residential real estate	8,017	8,753	6,389	678	115	2,812	2,969	3,654	84
Commercial	3,131	3,405	2,629	113	113	1,142	1,393	2,130	12
Construction of commercial	122	128	—	1	—	—	—	127	6
Farm land	733	773	445	14	—	298	352	270	15
Vacant land	2,870	3,836	3,058	29	2	207	241	5	7
Real estate secured	14,873	16,895	12,521	835	230	4,459	4,955	6,186	124
Commercial and industrial	95	98	120	10	8	431	481	464	7
Consumer	—	—	—	—	—	80	108	—	—
Totals	$14,968	$16,993	$12,641	$845	$238	$4,970	$5,544	$6,650	$131

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential 1-4 family	$599	$716	$176	$79	$—	$177	$177	$436	$4
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	599	716	176	79	—	177	177	436	4
Commercial	675	826	557	107	61	2,067	2,843	2,097	10
Construction of commercial	—	—	—	—	—	262	273	138	16
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,274	1,542	733	186	61	2,506	3,293	2,671	30
Commercial and industrial	—	—	4	—	1	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,274	$1,542	$737	$186	$62	$2,506	$3,297	$2,671	$30

(1) The table above reflects the book, note and specific allowance as of December 31, 2015, while the average balances and income recognized are for the nine months ended September 30, 2015.

NOTE 4 - MORTGAGE SERVICING RIGHTS

September 30, (in thousands)	2016	2015
Residential mortgage loans serviced for others	$125,988	$132,201
Fair value of mortgage servicing rights	962	1,429

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2016	2015	2016	2015
Mortgage Servicing Rights
Balance, beginning of period	$416	$599	$487	$694
Originated	27	22	71	124
Amortization (1)	(67)	(86)	(182)	(282)
Balance, end of period	376	535	376	536
Valuation Allowance
Balance, beginning of period	(25)	(2)	(4)	1
(Increase) decrease in impairment reserve (1)	8	2	(13)	(2)
Balance, end of period	(17)	—	(17)	(1)
Loan servicing rights, net	$359	$535	$359	$535
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	September 30, 2016	December 31, 2015
Securities available-for-sale (at fair value)	$65,357	$67,750
Loans receivable	196,077	153,269
Total pledged assets	$261,434	$221,019

At September 30, 2016, securities were pledged as follows: $59.6 million to secure public deposits, $5.7 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Nine months
Periods ended September 30, (in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$1,922	$1,985	$5,165	$6,290
Less: Preferred stock dividends declared	—	(40)	—	(120)
Net income available to common shareholders	1,922	1,945	5,165	6,170
Less: Undistributed earnings allocated to participating securities	(15)	(17)	(41)	(54)
Net income allocated to common stock	$1,907	$1,928	$5,124	$6,116
Weighted-average common shares issued	2,758	2,731	2,754	2,728
Less: Unvested restricted stock awards	(21)	(24)	(22)	(24)
Weighted-average common shares outstanding used to calculate basic earnings per common share	2,737	2,707	2,732	2,704
Add: Dilutive effect of stock options	14	17	15	17
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,751	2,724	2,747	2,721
Earnings per common share (basic)	$0.70	$0.71	$1.88	$2.26
Earnings per common share (diluted)	$0.69	$0.71	$1.87	$2.25

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

As of September 30, 2016, Salisbury and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

					To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total Capital (to risk-weighted assets)
Salisbury	$94,948	13.25%	$57,330	8.0%	n/a	—
Bank	92,739	12.94	57,330	8.0	71,662	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	78,875	11.01	42,997	6.0	n/a	—
Bank	86,666	12.09	42,997	6.0	57,329	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	78,875	11.01	41,868	4.5	n/a	—
Bank	86,666	12.09	41,871	4.5	60,481	6.5
Tier 1 Capital (to average assets)
Salisbury	78,875	8.47	37,216	4.0	n/a	—
Bank	86,666	9.30	37,219	4.0	46,524	5.0
December 31, 2015
Total Capital (to risk-weighted assets)
Salisbury	$92,030	13.51%	$54,509	8.0%	n/a	—
Bank	89,249	13.10	54,504	8.0	$68,131	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	40,878	6.0	n/a	—
Bank	83,340	12.23	40,878	6.0	54,504	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	30,659	4.5	n/a	—
Bank	83,340	12.23	30,659	4.5	44,285	6.5
Tier 1 Capital (to average assets)
Salisbury	76,120	8.56	36,102	4.0	n/a	—
Bank	83,340	9.37	35,593	4.0	44,491	5.0

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

NOTE 8 – BENEFITS

Salisbury’s 401(k) Plan expense was $179,000 and $166,000, respectively, for the three month periods ended September 30, 2016 and 2015, and $568,000 and $516,000, respectively, for the nine month periods ended September 30, 2016 and 2015. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $19,000 and $22,000, respectively, for the three month periods ended September 30, 2016 and 2015, and $56,000 and $53,000, respectively, for the nine month periods ended September 30, 2016 and 2015.

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

Salisbury’s ESOP expense was $51,000 and $96,000, respectively, for the three month periods ended September 30, 2016 and 2015, and $132,000 and $287,000, respectively, for the nine month periods ended September 30, 2016 and 2015.

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

In 2015, 2014, and 2013 the Bank awarded six (6), seven (7) and six (6) Executives, respectively, with discretionary contributions to the plan. Expenses related to this Plan amounted to $56,000 for the third quarter of 2016 and $34,000 for the third quarter of 2015. Additionally, expenses related to this plan amounted to $168,000 and $95,000 for the nine months ended September 30, 2016 and 2015, respectively. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year.

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

On January 29, 2016, Salisbury granted a total of 15,800 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 42 employees, including 6,000 shares to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 5,000 and John Davies, President New York Region and Chief Lending Officer and Donald E. White, Chief Financial Officer each received 500 shares. The fair value of all such stock as of the grant date was determined to be $466,000 and the stock will be vested three years from the grant date. On July 29, 2016, the Board of Directors approved the accelerated vesting of 200 shares for a recently retired employee.

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

Expense related to such grants in the three months ended September 30, 2016 and 2015 totaled $57,000 and $52,000, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $164,000 and $167,000, respectively. Unrecognized compensation cost relating to the awards as of September 30, 2016 and 2015 totaled $431,000 and $186,000, respectively. There were 100 shares forfeited in the nine months ended September 30, 2016 and a total of 300 shares were forfeited in the nine months ended September 30, 2015.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Unrealized gains on securities available-for-sale, net of tax	$883	$1,125
Accumulated other comprehensive income, net	$883	$1,125

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the quarter ended September 30, 2016.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 2 of the fair value hierarchy.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
September 30, 2016
Assets at fair value on a recurring basis
Municipal bonds	$—	$18,604	$—	$18,604
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	48,176	—	48,176
Collateralized mortgage obligations:
U.S. Government agencies	—	1,604	—	1,604
Non-agency	—	4,032	—	4,032
SBA bonds	—	2,286	—	2,286
CRA mutual funds	—	838	—	838
Corporate bonds	—	1,020	—	1,020
Preferred stock	241	—	—	241
Securities available-for-sale	$241	$76,560	$—	$76,801
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	11,801	11,801
Mortgage servicing rights	—	962	—	962
December 31, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,541	$—	$2,541
U.S. Government agency notes	—	498	—	498
Municipal bonds	—	30,385	—	30,385
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	32,202	—	32,202
Collateralized mortgage obligations:
U.S. Government agencies	—	2,014	—	2,014
Non-agency	—	4,948	—	4,948
SBA bonds	—	3,096	—	3,096
CRA mutual funds	—	764	—	764
Preferred stock	246	—	—	246
Securities available-for-sale	$246	$76,448	$—	$76,694
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	15,211	15,211
Mortgage servicing rights	—	1,315	—	1,315

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2016
Financial Assets
Cash and cash equivalents	$42,638	$42,638	$42,638	$—	$—
Securities available-for-sale	76,801	76,801	241	76,560	—
Federal Home Loan Bank stock	2,937	2,937	—	2,937	—
Loans held-for-sale	837	852	—	—	852
Loans receivable, net	753,623	765,433	—	—	765,433
Accrued interest receivable	2,260	2,260	2,260	—	—
Cash surrender value of life insurance	13,952	13,952	13,952	—	—
Mortgage servicing rights	359	962	—	962	—
Financial Liabilities
Demand (non-interest-bearing)	$210,396	$210,396	$—	$—	$210,396
Demand (interest-bearing)	126,064	126,064	—	—	126,064
Money market	201,504	201,504	—	—	201,504
Savings and other	127,595	127,595	—	—	127,595
Certificates of deposit	121,171	122,448	—	—	122,448
Deposits	786,730	788,007	—	—	788,007
Repurchase agreements	3,581	3,581	—	—	3,581
FHLBB advances	27,134	28,004	—	—	28,004
Subordinated debt	9,782	10,432	—	—	10,432
Note payable	351	385	—	—	385
Capital lease liability	419	903	—	—	903
Accrued interest payable	275	275	275	—	—
December 31, 2015
Financial Assets
Cash and cash equivalents	$62,118	$62,118	$62,118	$—	$—
Securities available-for-sale	76,694	76,694	246	76,448	—
Federal Home Loan Bank stock	3,176	3,176	—	3,176	—
Loans held-for-sale	763	778	—	—	778
Loans receivable, net	699,018	707,154	—	—	707,154
Accrued interest receivable	2,307	2,307	2,307	—	—
Cash surrender value of life insurance	13,685	13,685	13,685	—	—
Mortgage servicing rights	597	1,383	—	1,383	—
Financial Liabilities
Demand (non-interest-bearing)	$201,340	$201,340	$—	$—	$201,340
Demand (interest-bearing)	125,465	125,465	—	—	125,465
Money market	183,783	183,783	—	—	183,783
Savings and other	119,651	119,651	—	—	119,651
Certificates of deposit	124,294	125,437	—	—	125,437
Deposits	754,533	755,676	—	—	755,676
Repurchase agreements	3,914	3,914	—	—	3,914
FHLBB advances	26,979	28,559	—	—	28,559
Subordinated debt	9,764	9,764	—	—	9,764
Note payable	376	405	—	—	405
Capital lease liability	422	870	—	—	870
Accrued interest payable	150	150	150	—	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

NOTE 11 – SUBSEQUENT EVENT

On October 28, 2016, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 25, 2016 to shareholders of record on November 11, 2016.

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

FINANCIAL CONDITION

Overview

Total assets were $928.4 million at September 30, 2016, up $37.2 million from December 31, 2015. Loans receivable, net, were $753.6 million at September 30, 2016, up $54.6 million, or 7.2%, from December 31, 2015. Non-performing assets were $14.5 million at September 30, 2016, down $1.8 million from $16.3 million at December 31, 2015. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.78%, 0.81% and 0.82%, at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Deposits were $786.7 million at September 30, 2016 and $754.5 million at December 31, 2015. FHLBB advances increased $0.1 million from December 31, 2015 to September 30, 2016.

At September 30, 2016, book value and tangible book value per common share were $33.92 and $28.69, respectively. Salisbury’s Tier 1 leverage, total risk-based and common equity Tier 1 capital ratios were 8.47%, 13.25%, and 11.01%, respectively.

Securities and Short Term Funds

During the first nine months of 2016, securities increased $0.1 million to $76.8 million at September 30, 2016. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $19.5 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting previously recognized OTTI, to be OTTI at September 30, 2016.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of September 30, 2016, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $54.6 million to $753.6 million at September 30, 2016, compared with $699.0 million at December 31, 2015 and increased $65.9 million from $687.7 million at September 30, 2015.

Loan Credit Quality

During the first nine months of 2016, total impaired and potential problem loans decreased to $26.1 million, or 3.4% of gross loans receivable at September 30, 2016, from $27.1 million, or 3.8% of gross loans receivable at December 31, 2015 and decreased from $31.7 million at September 30, 2015. The percentage of such loans at September 30, 2016 when compared to September 30, 2015 improved from 4.5% of gross loans.

Changes in impaired and potential problem loans are as follows:

	September 30, 2016				September 30, 2015

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accrual	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$877	$(289)	$(578)	$10	$2,385	$(973)	$—	$1,412
Foreclosed to OREO	(2,823)	—	—	(2,823)
Loans restored to accrual status	—	—	—	—	(325)	86	236	(3)
Loan risk rating downgrades to substandard	—	—	643	643	—	—	—	—
Loan risk rating upgrades from substandard	—	—	—	—	—	—	—	—
Loan repayments	(619)	(205)	(124)	(948)	(428)	(202)	(74)	(704)
Loan charge-offs	(116)	—	—	(116)	(175)	—	—	(175)
Increase (decrease) in TDR loans	—	231	—	231	—	35	—	35
Inter-month tax advances	—	—	—	—	—	—	—	—
(Decrease) increase in loans	$(2,681)	$(263)	$(59)	$(3,003)	$1,457	$(1,054)	$162	$565

During the third quarter of 2016, Salisbury placed $0.9 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $116,000 of non-accrual loans primarily as a result of credit or collateral deficiencies.

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

Credit Risk Ratings

Salisbury assigns credit risk ratings to loans receivable in order to manage credit risk and to determine the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. Salisbury’s rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are ratings (special mention, substandard, doubtful, and loss) defined by the banks regulatory agencies, the FDIC and CTDOB. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Accruing troubled debt restructured loans	$7,281	$7,544
Non-accrual troubled debt restructured loans	3,617	3,044
Non-accrual loans, excluding troubled debt restructured loans	7,660	13,131
Total impaired loans	$18,558	$23,719
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $1.8 million to $14.5 million, or 1.6% of assets at September 30, 2016, from $16.3 million, or 1.8% of assets at December 31, 2015, and decreased $2.1 million from $16.6 million, or 1.8% of assets at September 30, 2015.

The 11% decrease in non-performing assets in 2016 resulted primarily from $2.4 million of loans reinstated to accrual status, $1.3 million in payoffs and repayments, $0.3 million change in 90+ past due and accruing, $0.7 million inter-month tax advance, and $0.3 million charged off. This decrease was offset in part by $2.9 million placed on non-accrual status.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Residential 1-4 family	$3,918	$6,447
Residential 5+ multifamily	167	89
Home equity lines of credit	681	601
Commercial	5,451	4,611
Farm land	1,008	1,031
Vacant land	28	2,855
Real estate secured	11,253	15,634
Commercial and industrial	24	461
Consumer	—	80
Non-accruing loans	11,277	16,175
Accruing loans past due 90 days and over	396	90
Non-performing loans	11,673	16,265
Real estate acquired in settlement of loans	2,823	—
Non-performing assets	$14,496	$16,265

The past due status of non-performing loans is as follows:
(in thousands)	September 30, 2016	December 31, 2015
Current	$1,466	$4,497
Past due 001-029 days	452	362
Past due 030-059 days	1,886	306
Past due 060-089 days	26	27
Past due 090-179 days	1,133	1,320
Past due 180 days and over	6,710	9,753
Total non-performing loans	$11,673	$16,265

At September 30, 2016, 12.57% of non-performing loans were current with respect to loan payments, compared with 27.65% at December 31, 2015. Loans past due 180 days exclude a former $2.8 million loan secured by vacant land (residential building lots) as foreclosure was completed in the third quarter and the balance is now reflected in Other Real Estate Owned.

On a combined basis, the five largest non-performing loan relationships account for 49% of the non-performing assets while the combined largest ten loan relationships account for 68% of total non-performing assets. Accordingly, asset quality issues are confined to a small number of relationships and management does not consider them to be systemic. All of the ten largest non-performing relationships are secured by real estate and seven of these are actively moving through the legal process.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $0.3 million during the nine (9) month period ended September 30, 2016 to $10.9 million, or 1.40% of gross loans receivable at September 30, 2016, from $10.6 million, or 1.50% of gross loans receivable at December 31, 2015.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Residential	$4,599	$4,351
Home equity lines of credit	115	118
Personal	—	222
Vacant land	213	122
Commercial	2,295	2,666
Real estate secured	7,222	7,479
Commercial and industrial	59	65
Accruing troubled debt restructured loans	7,281	7,544
Residential	1,304	1,149
Commercial	2,313	1,554
Real estate secured	3,617	2,703
Commercial and industrial	—	341
Non-accrual troubled debt restructured loans	3,617	3,044
Troubled debt restructured loans	$10,898	$10,588
The past due status of troubled debt restructured loans is as follows:
(in thousands)	September 30, 2016	December 31, 2015
Current	$6,621	$6,771
Past due 1-29 days	589	453
Past due 30-59 days	—	320
Past due 60-89 days	71	—
Past due 90-179 days	—	—
Accruing troubled debt restructured loans	7,281	7,544
Current	739	1,810
Past due 01-29 days	53	—
Past due 30-59 days	1,811	28
Past due 60-89 days	26	—
Past due 90-179 days	—	1,206
Past due 180 days and over	988	—
Non-accrual troubled debt restructured loans	3,617	3,044
Total troubled debt restructured loans	$10,898	$10,588

At September 30, 2016, 67.54% of troubled debt restructured loans were current with respect to loan payments, as compared with 81.04% at December 31, 2015.

Past Due Loans

Loans past due 30 days or more decreased $0.3 million during 2016 to $15.6 million, or 2.06% of gross loans receivable at September 30, 2016, compared with $15.9 million, or 2.26% of gross loans receivable at December 31, 2015.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Past due 030-059 days	$3,620	$3,534
Past due 060-089 days	2,269	966
Past due 090-179 days	396	—
Past due 180 days and over	—	90
Accruing loans	6,285	4,590
Past due 030-059 days	1,886	306
Past due 060-089 days	26	27
Past due 090-179 days	737	1,319
Past due 180 days and over	6,710	9,662
Non-accrual loans	9,359	11,314
Total loans past due 30 days or greater	$15,644	$15,904

Potential Problem Loans

Potential problem loans increased $4.2 million during the first nine months of 2016 to $7.5 million, or 0.99% of gross loans receivable at September 30, 2016, compared with $3.3 million, or 0.48% of gross loans receivable at December 31, 2015.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Residential 1-4 family	$537	$655
Home equity credit	124	150
Residential real estate	661	805
Commercial real estate	6,113	2,030
Vacant land	—	23
Real estate secured	6,774	2,858
Commercial and industrial	757	478
Consumer	—	6
Other classified loans receivable	$7,531	$3,342

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2016	December 31, 2015
Current	$5,165	$2,716
Past due 001-029 days	1,003	229
Past due 030-059 days	1,020	150
Past due 060-089 days	343	247
Total potential problem loans	$7,531	$3,342

At September 30, 2016, 68.58% of potential problem loans were current with respect to loan payments, as compared with 81.27% at December 31, 2015.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits, totaling $786.7 million, increased $32.2 million during the nine months ended September 30, 2016 as compared to balances at December 31, 2015 of $754.5 million. Deposits increased $25.2 million year-over-year from $761.5 million at September 30, 2015. Retail repurchase agreements decreased $0.3 million during the nine months ended September 30, 2016 to $3.6 million compared with $3.9 million at December 31, 2015, and decreased $0.6 million for year-over-year compared with $4.2 million at September 30, 2015.

Federal Home Loan Bank of Boston (FHLBB) advances increased $0.1 million during the nine months ended September 30, 2016 to $27.1 million at September 30, 2016, from $27.0 million at December 31, 2015, and increased $0.2 million year-over-year from $26.9 million at September 30, 2015. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit primarily are secured by residential mortgage loans.  The amount of funds available from the FHLB to the Bank is reduced by any letters of credit outstanding.  At September 30, 2016, there were no municipal letters of credit outstanding.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At September 30, 2016, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 20.29%, down from 22.67% at December 31, 2015. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2016 provided net cash of $9.4 million. Investing activities used net cash of $58.7 million primarily to fund loan growth of $57.3 million and purchase investments of $45.3 million. Investment activities generated $44.8 million of funds from the sale, principal payments, calls and maturities of securities available-for-sale. Financing activities provided net cash of $29.8 million, principally due to the $35.3 million increase in deposit transaction accounts. Financing activities also utilized net cash of $2.3 million for the payment of common stock dividends.

At September 30, 2016, Salisbury had outstanding commitments to fund new loan originations of $27.2 million and unused lines of credit of $109.7 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2016 and 2015

OVERVIEW

Net income allocated to common stock was $1.9 million, or $0.70 per common share, for the third quarter ended September 30, 2016, compared with $1.9 million, or $0.71 per common share, for the third quarter ended September 30, 2015.

☐	Earnings Per Share increased 11.1% to $0.70 for the third quarter 2016 as compared with the $0.63 for the second quarter 2016.

☐	Trust and Wealth Advisory Assets under administration increased $84.9 million, or 20%, from the second quarter 2016 and have increased $159.5 million, or 46%, from third quarter 2015.

☐	Total deposits increased $32 million, or 4%, from the second quarter of 2016.

☐	Salisbury’s efficiency ratio improved to 64.13% for the quarter ended September 30, 2016 as compared to 66.51% in the prior quarter.

☐	Tangible book value per common share of $28.69 at September 30, 2016 increased $0.41 from $28.28 at June 30, 2016, and $1.42 as compared to $27.21 at September 30, 2015.

Net Interest Income

Tax equivalent net interest income for third quarter 2016 decreased $218,000, or 2.7%, versus third quarter 2015. Average earning assets increased $55.7 million versus third quarter 2015. Average total interest bearing deposits increased $37.9 million versus third quarter 2015. The net interest margin of 3.59% for the third quarter 2016 decreased by 34 basis points as compared to 3.93% for the third quarter 2015.

Interest income for the third quarter reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $440,000. The third quarter 2015 interest income was benefitted by $726,000 from a similar adjustment.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Loans (a)(d)	$757,207	$690,075	$8,250	$8,070	4.32%	4.64%
Securities (c)(d)	78,845	78,214	618	819	3.13	4.19
FHLBB stock	3,430	3,515	31	29	3.57	3.24
Short term funds (b)	47,979	59,984	60	30	0.50	0.20
Total interest-earning assets	887,461	831,788	8,959	8,948	4.01	4.27
Other assets	57,371	58,603
Total assets	$944,832	$890,391
Interest-bearing demand deposits	$125,365	$125,220	81	80	0.26	0.25
Money market accounts	225,443	181,668	160	120	0.28	0.26
Savings and other	127,553	124,405	59	57	0.18	0.18
Certificates of deposit	122,091	131,289	265	206	0.86	0.62
Total interest-bearing deposits	600,452	562,582	565	463	0.37	0.33
Repurchase agreements	5,135	5,279	2	2	0.17	0.18
Note payable	353	169	5	1	6.05	1.61
Subordinated debt	9,779	—	156	—	6.38	—
Capital lease	419	423	17	18	16.61	16.57
FHLBB advances	30,638	27,689	237	269	3.03	3.81
Total interest-bearing liabilities	646,776	596,142	982	753	0.60	0.50
Demand deposits	194,169	180,276
Other liabilities	10,596	8,705
Shareholders’ equity	93,291	105,268
Total liabilities & shareholders’ equity	$944,832	$890,391
Net interest income			$7,977	$8,195
Spread on interest-bearing funds					3.41	3.77
Net interest margin (e)					3.59	3.93

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $295,000 and $298,000, respectively, for 2016 and 2015 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2016 versus 2015
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$758	$(578)	$180
Securities	6	(207)	(201)
FHLBB stock	(1)	3	2
Short term funds	(11)	41	30
Total	752	(741)	11
Interest-bearing liabilities
Deposits	14	88	102
Repurchase agreements	—	—	—
Note payable	3	1	4
Subordinated debt	78	78	156
Capital lease	(1)	—	(1)
FHLBB advances	26	(58)	(32)
Total	120	109	229
Net change in net interest and dividend income	$632	$(850)	$(218)

Interest Income

Interest income (FTE) on loans increased $180,000 due to the $67.1 million or 9.7% increase in average volume to $757.2 million for the third quarter of 2016 compared to $690.1 million for the third quarter of 2015. The favorable impact on interest income (FTE) of the average loan growth was partially offset by the 32 basis point decrease in the loan yield from 4.64% for the third quarter of 2015 to 4.32% for the third quarter of 2016. Interest income (FTE) on securities decreased $201,000 due primarily to the 106 basis point decrease in yield from 4.19% for the third quarter of 2015 to 3.13% for the third quarter of 2016. The decrease in the yield of securities reflects the replacement of securities at lower yields as compared to those securities which comprised the September 2015 investment portfolio.

Interest Expense

Interest expense increased $229,000, or 30.4%, to $982,000 for the third quarter of 2016 as compared to $753,000 for the third quarter of 2015. Interest expense on the subordinated debt issued in December 2015 was $156,000 for the third quarter of 2016 as compared to no such expense in the third quarter of 2015. Proceeds from the issuance of the subordinated debt, along with cash on hand, was used to fully redeem $16.0 million of outstanding Series B Preferred Stock, which was issued pursuant to Salisbury’s participation in the U. S. Treasury‘s SBLF program. Interest expense on interest bearing deposits increased $102,000 or 22.0% from $463,000 for the third quarter of 2015 to $565,000 for the third quarter of 2016. The increase in interest expense related to interest bearing deposits was due to the 4 basis point increase in the average rate, from 0.33% to 0.37%, due to higher interest rates paid on interest bearing deposits and the change in product mix. The average volume of interest bearing deposits increased $37.9 million or 6.73% increase from $562.6 million for the third quarter of 2015 to $600.5 million for the third quarter of 2016. The growth in interest bearing deposits was primarily due to the $43.8 million increase in the average volume of money market accounts from $181.7 million for the third quarter of 2015 to $225.4 million for the third quarter of 2016. Interest expense on FHLB borrowings decreased $32,000 or 11.9% as the cost of these funds decreased 78 basis points from 3.81% for the third quarter of 2015 to 3.03% for the third quarter of 2016. The decrease substantially reflects a third quarter 2015 advance modification on $21.0 million of advances, in accordance with ASC 470-50, which extended maturities to a weighted average 39 months and lowered the effective rate.The favorable impact on interest expense of the decrease in the average rate on these borrowings as a result of this modification was partially offset by the $2.9 million or 10.7% increase in the average volume of these borrowings to support loan growth.

Provision and Allowance for Loan Losses

The provision for loan losses was $344,000 for third quarter 2016, compared with $655,000 for third quarter 2015. Included in the provision are impairments related to acquired loans accounted for under ASC 310-30 of $34,000 and $142,000 for the third quarter of 2016 and 2015, respectively. Net loan charge-offs were $171,000 and $55,000 for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended September 30,	2016	2015
Net charge-offs to average loans receivable, gross	0.02%	0.03%
Non-performing loans to loans receivable, gross	1.54	2.37
Accruing loans past due 30-89 days to loans receivable, gross	0.78	0.36
Allowance for loan losses to loans receivable, gross	0.78	0.82
Allowance for loan losses to non-performing loans	50.47	34.43
Non-performing assets to total assets	1.56	1.84

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, decreased to 0.78% at September 30, 2016 compared to 0.82% at September 30, 2015.

Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) amounted to $11.7 million or 1.3% of assets at September 30, 2016 as compared to 1.8% at September 30, 2015. Accruing loans past due 30-89 days increased $3.4 million to $5.9 million at September 30, 2016, or 0.8% of gross loans receivable from 0.36% at September 30, 2015. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses related to loans collectively evaluated for impairment is estimated by stratifying loans into segments as well as credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the first nine months of 2016.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2016.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Trust and wealth advisory fees	$849	$798	$51	6.40%
Service charges and fees	840	798	42	5.26%
Gains on sales of mortgage loans, net	55	47	8	17.02%
Mortgage servicing, net	28	5	23	4.60%
Gains on sales and calls of available-for-sale securities, net	10	6	4	66.66%
Other	113	115	(2)	(1.74)%
Total non-interest income	$1,895	$1,769	$126	7.12%

Non-interest income for third quarter 2016 increased $126,000 versus third quarter 2015.

Trust and wealth advisory revenues increased $51,000, or 6%, to $849,000 for the third quarter 2016 as compared to $798,000 for the third quarter 2015. Revenue generated from Managed Asset balances at September 30, 2016 was $783,000 for the third quarter, an increase of 6% from $738,000 for the third quarter 2015. Non-Managed asset revenue of $66,000 in the third quarter 2016 increased 10% from $60,000 in revenue for the third quarter 2015. Balances of $509.6 million of Assets under Administration (AUA) at September 30, 2016 increased $158.8 million, or 45%, from $350.8 million of AUA at September 30, 2015. AUA are comprised of Managed Assets and Non-Managed Assets. Managed Asset balances at September 30, 2016 of $361.3 million increased 29% as compared to balances of $280.2 million at September 30, 2015. Non-Managed asset balances of $148.2 million at September 30, 2016 increased 110% as compared to third quarter 2015 balances of $70.6 million.

Service charges and fees increased $42,000 versus third quarter 2015. The third quarter increase was a result of higher fees due to increased transactional volume, mainly attributable to interchange fees, and Master Card Enrollment fees. The Master Card Enrollment fees, which began in June 2016, were $25,000 in the third quarter of 2016, with no such fees in the third quarter 2015. Income from sales and servicing of mortgage loans increased $31,000 versus third quarter 2015 due primarily to favorable changes in the valuation of mortgage servicing which increased $23,000. Third quarter 2016 mortgage loan sales totaled $3.3 million versus $1.4 million for third quarter 2015. Third quarter 2016, and third quarter 2015 included mortgage servicing valuation charges of $42,000, and $85,000, respectively. Gains on sales and calls of securities for the third quarter 2016, and third quarter 2015 totaled $10,000 and $6,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Salaries	$2,757	$2,531	$226	8.93%
Employee benefits	924	916	8	0.87%
Premises and equipment	809	863	(54)	6.26%
Data processing	472	404	68	16.83%
Professional fees	459	398	61	15.33%
Collections, OREO and loan related	109	125	(16)	(12.80)%
FDIC insurance	164	163	1	0.61%
Marketing and community support	144	174	(30)	(17.24)%
Amortization of intangible assets	148	161	(13)	(8.07)%
Other	513	467	46	9.85%
Non-interest expense	$6,499	$6,202	$297	4.76%

Non-interest expense for third quarter 2016 increased $297,000 versus third quarter 2015. Total compensation expense increased $234,000 versus third quarter 2015, which reflects increased staffing levels, market and merit adjustments. Premises and equipment expense decreased $54,000 versus third quarter 2015. The year-over-year decrease is mainly related to lower fuel, utilities, and building repair costs. Data processing increased $68,000 versus third quarter 2015. The increase is mainly due to increases in data communications and processing. Professional fees increased $61,000 versus third quarter 2015. Third quarter 2016 included increased Trust and Wealth Advisory related investment management fees. Loan related expenses decreased $16,000 versus third quarter 2015 mainly due to lower appraisal fees, which were partially offset by increased expense related to customer delinquent taxes. Other expense increased $46,000 versus third quarter 2015 due primarily to the change in the off balance sheet provision between the two periods; the third quarter 2016 provision expense of $3,000 contrasts to a benefit of $29,000 recognized in the third quarter 2015.

Income Taxes

The effective income tax rates for third quarter 2016, second quarter 2016 and third quarter 2015 were 29.71%, 27.83% and 29.31%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance.

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

For the nine month periods ended September 30, 2016 and 2015

Overview

Net income allocated available to common stock was $5.1 million, or $1.88 per common share, for the nine month period ended September 30, 2016 (nine month period 2016), compared with $6.2 million, or $2.26 per common share, for the nine month period ended September 30, 2015 (nine month period 2015).

•	During the nine (9) month period ended September 30, 2016, total shareholders’ equity increased to $93.6 million from $90.6 million at December 31, 2015.
•	Net Loans increased $54.6 million, or 7.8%, in the first nine months of 2016 to $753.6 million and increased $65.9 million, or 9.6% versus the third quarter 2015.
•	Book value per common share increased $0.79 to $33.92 at September 30, 2016 from $33.13 at December 31, 2015, and $1.20 as compared to $32.72 at September 30, 2015.
•	Tangible book value per common share of $28.63 at September 30, 2016 increased $0.94 from $27.69 at December 31, 2015, and $1.42 as compared to $27.21 at September 30, 2015.

Net Interest Income

Tax equivalent net interest income for the nine month period ended September 30, 2016 decreased $648,000, or 2.6%, versus the nine month period ended September 30, 2015. The net interest margin decreased 32 basis points to 3.69% from 4.01%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Loans (a) (d)	$740,828	$684,870	$24,470	$24,052	4.38%	4.67%
Securities (c)(d)	76,009	79,765	2,031	2,584	3.56	4.32
FHLBB stock	3,327	3,515	87	59	3.48	2.29
Short term funds (b)	37,943	44,881	138	72	0.49	0.22
Total interest earning assets	858,107	813,031	26,726	26,767	4.13	4.38
Other assets	57,091	60,304
Total assets	$915,198	$873,335
Interest-bearing demand deposits	$124,375	$120,266	238	231	0.26	0.26
Money market accounts	203,088	175,993	433	349	0.28	0.26
Savings and other	125,284	126,210	168	166	0.18	0.18
Certificates of deposit	123,149	137,179	764	613	0.83	0.60
Total interest-bearing deposits	575,896	559,648	1,603	1,359	0.37	0.32
Repurchase agreements	3,686	4,170	4	5	0.16	0.17
Note payable	364	57	16	1	5.79	1.61
Subordinated debt	9,773	—	468	—	6.24	—
Capital lease	420	423	52	53	16.58	16.57
FHLBB advances	31,725	28,122	714	832	2.96	3.90
Total interest-bearing liabilities	621,864	592,420	2,857	2,250	0.61	0.51
Demand deposits	191,454	168,397
Other liabilities	9,634	8,387
Shareholders’ equity	92,246	104,131
Total liabilities & shareholders’ equity	$915,198	$873,335
Net interest and dividend income			$23,869	$24,517
Spread on interest-bearing funds					3.52	3.87
Net interest margin (e)					3.69	4.01
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $972,000 and $900,000, respectively for 2016 and 2015 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2016 versus 2015
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,907	$(1,489)	$418
Securities	(111)	(442)	(553)
FHLBB stock	(4)	32	28
Short term funds	(18)	84	66
Total	1,774	(1,815)	(41)
Interest-bearing liabilities
Deposits	(12)	256	244
Repurchase agreements	(1)	—	(1)
Note payable	10	5	15
Subordinated debt	234	234	468
Capital lease	(1)	—	(1)
FHLBB advances	94	(212)	(118)
Total	324	283	607
Net change in net interest and dividend income	$1,450	$(2,098)	$(648)

Interest Income

Interest income (FTE) on loans increased $418,000, or 1.7%, due to the $55.9 million (8.1%) increase in average volume from $684.9 million for the first nine months of 2015 as compared to $740.8 million for the first nine months of 2016. The favorable impact on interest income (FTE) due to the increase in the average loan growth was partially offset by the 29 basis point (FTE) decrease in the loan yield from 4.67% for the nine months of 2015 to 4.40% for the first nine months of 2016. Interest income (FTE) on securities decreased $553,000 due both to the $3.8 million (4.7%) decrease in average volume and the 76 basis point reduction in average yield which decreased from 4.32% for the first nine months of 2015 to 3.56% for the nine months of 2016. The decrease in the securities reflects the replacement of securities at lower rates than those securities which comprised the September 2015 investment portfolio.

Interest Expense

Interest expense increased $607,000 or 27.0% from $2,250,000 for the first nine months of 2015 to $2,857,000 for the first nine months of 2016. Interest expense related to the subordinated debt issued in December 2015 was $468,000 for the first nine months of 2016 as compared to no such expense in the first nine months of 2015. The issuance of this debt, along with cash on hand, was used to fully redeem $16.0 million of outstanding Series B Preferred Stock issued pursuant to the participation in the U. S. Treasury‘s SBLF program. Interest expense on interest bearing deposits increased $244,000 or 18.0% from $1,359,000 for the first nine months of 2015 to $1,603,000 for the first nine months of 2016. The interest expense increase on interest bearing deposits was due to the 5 basis point increase in the average rate of these deposits from 0.32% to 0.37% resulting from the higher interest rates paid on interest bearing deposits and the change in product mix. The average volume of interest bearing deposits increased $16.2 million or 2.9% from $559.6 million for the first nine months of 2015 to $575.9 million for the first nine months of 2016. Interest expense on FHLB borrowings decreased $118,000 or 14.2% as the cost of these funds decreased 94 basis points from 3.90% for the first nine months of 2015 to 2.96% for the first nine months of 2016. The decrease substantially reflects a third quarter 2015 advance modification on $21.0 million of advances, in accordance with ASC 470-50, which extended maturities to a weighted average 39 months and lowered the effective rate.The favorable impact on interest expense due to the lower rate on these borrowings was partially offset by the $3.6 million or 12.8% increase in average volume.

The $23.0 million or 13.7% increase in the average volume of non-interest bearing demand deposits and the $29.4 million or 5.0% increase in the average volume of interest bearing liabilities for the first nine months of 2016 compared to the first nine months of 2015 substantially provided the funding for the $56.0 million or 8.2% increase in the average loan volume over this same period.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,332,000 for the nine month period ended September 30, 2016 and $651,000 for the nine month period ended September 30, 2015. Included in the provision are impairments related to acquired loans accounted for under ASC 310-30 of $534,000 and $217,000 for the nine months ended September 30, 2016 and 2015, respectively. Net loan charge-offs were $1,156,000 and $350,000 for the respective periods.

Reserve coverage at September 30, 2016, as measured by the ratio of allowance for loan losses to gross loans, at 0.78%, compares with 0.82% a year ago at September 30, 2015. During the first nine months of 2016, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $4.6 million to $11.7 million. Such amount represents 1.54% of gross loans receivable and has declined from 2.31% at December 31, 2015. At September 30, 2016, accruing loans past due 30-89 days increased $1.4 million to $5.9 million or 0.78% of gross loans receivable from 0.64% at December 31, 2015. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Trust and wealth advisory fees	$2,517	$2,510	$7	0.28%
Service charges and fees	2,355	2,307	48	2.08%
Gains on sales of mortgage loans, net	152	227	(75)	(33.04)%
Mortgage servicing, net	61	(15)	76	506.67%
Gains on sales and calls of available-for-sale securities, net	157	192	(35)	(18.23)%
Other	342	343	(1)	(0.29)%
Total non-interest income	$5,584	$5,564	$20	0.36%

Non-interest income for the nine months ended September 30, 2016 increased $20,000 versus the same period in 2015.

Trust and wealth advisory revenues increased $7,000 to $2.5 million for the nine months ending September 30, 2016 from $2.5 million for the same nine month period in 2015. Revenue on managed assets for the first nine months of 2016 was $2.3 million, up $19,000, versus $2.3 million through the first nine months of 2015. Non-managed assets generated revenue of $171,000 for the nine months ending September 30, 2016, down $12,000, versus $183,000 the same nine month period in 2015. Ending balance information for each period is included in the quarterly comments.

Service charges and fees increased $48,000, primarily due to increased transactional volume and also as a result of higher interchange and Master Card Enrollment related fees. Income from sales and servicing of mortgage loans increased $1,000. Mortgage loans sales totaled $6.8 million for the nine months ended September 30, 2016 and $4.9 million for the nine months ended September 30, 2015. The nine months ended September 30, 2016 and 2015 included mortgage servicing amortization of $182,000 and $282,000, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2016	2015	2016 vs. 2015
Salaries	$8,017	$7,520	$497	6.61%
Employee benefits	2,923	2,881	42	1.46%
Premises and equipment	2,546	2,683	(137)	(5.11)%
Data processing	1,369	1,276	93	7.29%
Professional fees	1,403	1,642	(239)	(14.56)%
Collections, OREO and loan related	420	594	(174)	(29.29)%
FDIC insurance	474	494	(20)	(4.05)%
Marketing and community support	524	465	59	12.69%
Amortization of intangible assets	455	494	(39)	(7.89)%
Other	1,844	1,528	316	20.68%
Non-interest expense	$19,975	$19,577	$398	2.03%

Non-interest expense for the nine months ended September 30, 2016 increased $398,000 versus the same period in 2015. Salaries and benefits increased $497,000 primarily due to increased staffing levels, market and merit adjustments. Premises and equipment decreased $137,000 mainly due to lower fuel, utilities, and building repair costs. Data processing increased $93,000 mainly due to expenses related to a terminated contract and imaging set-up fees. Professional fees decreased $239,000 versus 2015 fees, which included due diligence on core data processing providers and IT support. Collections, OREO and loan related expense decreased $174,000 due primarily to write-down of OREO in 2015 and no such expense in 2016. Salisbury had no foreclosed properties at September 30, 2015 and one at September 30, 2016. The FDIC insurance assessment decreased $20,000 due to a 2015 refund of an overpayment. Marketing and community support increased $59,000 due primarily to an increase in general marketing campaigns. Amortization of intangible assets decreased $39,000 reflecting the completion of the intangible asset amortization related to the acquired People’s Bank branch. Other expenses increased $316,000 mainly due to expenses related to loans serviced for others.

Income taxes

The effective income tax rates for the nine months ended September 30, 2016 and September 30, 2015 were 28.00% and 29.70%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance.

CAPITAL RESOURCES

Shareholders’ equity was $93.6 million at September 30, 2016, up $3.0 million from December 31, 2015. Book value and tangible book value per common share were $33.92 and $28.69, respectively, compared with $33.13 and $27.69, respectively, at December 31, 2015. Contributing to the increase in shareholders’ equity for year-to-date 2016 was net income of $5.2 million and issued stock of $0.3 million, partially offset by other common stock dividends of $2.3 million, and a decrease in other comprehensive income of $0.2 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $0.9 million as of September 30, 2016.

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

On January 29, 2016, Salisbury granted a total of 15,800 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 42 employees, including 6,000 shares to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 5,000 and John Davies, President New York Region and Chief Lending Officer and Donald E. White, Chief Financial Officer each received 500 shares. The fair value of the stock as of the grant date was determined to be $466,000 and the stock will be vested three years from the grant date. On July 29, 2016, the Board of Directors approved the accelerated vesting of 200 shares for a recently retired employee.

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

Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well-capitalized”. Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows:
	September 30, 2016		December 31, 2015
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	13.25%	12.94%	13.51%	13.10%
Tier 1 Capital (to risk-weighted assets)	11.01	12.09	11.17	12.23
Common Equity Tier 1 Capital (to risk-weighted assets)	11.01	12.09	11.17	12.23
Tier 1 Capital (to average assets)	8.47	9.30	8.56	9.37

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

As of September 30, 2016, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During the nine months ended September 30, 2016, Salisbury paid $2,314,000 in common stock dividends.

On October 28, 2016, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 25, 2016 to shareholders of record on November 11, 2016. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2016 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2016, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 75 basis points for short term rates to 119 basis points for the 10-year Treasury; and (4) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to changes in general market conditions including rates. As of September 30, 2016, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2016:

As of September 30, 2016	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(3.58)%	7.18%
Immediately falling interest rates (static growth assumptions)	(2.01)	(4.77)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(1.41)	6.15

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2016 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$—	$—
U.S. Government agency notes	—	—
Municipal bonds	(268)	(518)
Mortgage backed securities	(887)	(2,238)
Collateralized mortgage obligations	(100)	(203)
SBA pools	(5)	(10)
Other	(62)	(119)
Total available-for-sale debt securities	$(1,322)	$(3,088)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2016.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising in the ordinary course of business, which management currently believes are not material, individually or in the aggregate, to the business, financial condition or operating results of Salisbury or any of its subsidiaries.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to Salisbury’s business, to which Salisbury is a party or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.	RISK FACTORS
Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed December 10, 2015).
10.2	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.3	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.4	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.5	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.6	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.7	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.8	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.9	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.10	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K filed March 30, 2016).
10.11	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed March 30, 2016).
10.12	Employment Agreement with John M. Davies (incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed March 30, 2016).
10.13	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 10, 2015).
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

November 14, 2016	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 14, 2016	By:	/s/ Donald E. White
Donald E. White,
Executive Vice President and Chief Financial Officer

