Form 10-K
period 2016-12-31
SALISBURY BANCORP INC
filed 2017-03-31
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016 was $66.5 million based on the closing sales price of $29.78 of such stock. The number of shares of the registrant's Common Stock outstanding as of March 1, 2017, was 2,770,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017, which will be filed within 120 days of fiscal year ended December 31, 2016, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2016

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain and incorporates by reference statements relating to future results of Salisbury Bancorp, Inc. (the “Company”) and its Subsidiary, Salisbury Bank and Trust Company (the “Bank”) (collectively, "Salisbury"), that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within Salisbury's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes and cybersecurity matters, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in Salisbury's filings with the Securities and Exchange Commission. See also, the “Risk Factors” set forth below.

Forward-looking statements made by Salisbury in this Annual Report on Form 10-K speaks only as of the date they are made. Events or other facts that could cause Salisbury's actual results to differ may arise from time to time, and Salisbury cannot predict all such events and factors. Salisbury undertakes no obligation to publicly update any forward-looking statement, except as may be required by law.

Item 1.	BUSINESS

Salisbury Bancorp, Inc.

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's common stock is traded on the NASDAQ Capital Market under the symbol “SAL.” Salisbury's principal business consists of its operation and control of the business of the Bank.

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

Lending Activities

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in Connecticut's Litchfield County, New York's Dutchess, Orange and Ulster Counties and Massachusetts' Berkshire County in towns proximate to the Bank's thirteen full service offices.

The majority of the Bank's loans as of December 31, 2016, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank's current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters. Loan portfolios acquired in business combinations include commercial loans acquired with Riverside Bank.

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

The retention of adjustable rate residential mortgage loans in the portfolio and the sale of longer term, fixed rate residential mortgage loans helps reduce the Bank's exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio.

Commercial Real Estate Loans

The Bank makes commercial real estate loans for the purpose of allowing borrowers to acquire, develop, construct, improve or refinance commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Among the reasons for management's continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in interest rates. These loans typically have terms/amortizations of up to ten and twenty five years, respectively, and interest rates, which adjust over periods of three to ten years, based on one of various rate indices.

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

The proceeds of commercial construction loans are disbursed in stages. Bank officers, appraisers and/or independent engineers inspect each project's progress before additional funds are disbursed to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. The typical construction phase is generally twelve months.

Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner-occupants. The repayment of commercial construction loans depends on the business, the financial condition of the borrower, and on the economic viability of the project financed. Economic events and changes in government regulations, which the Bank and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower's ability to complete projects financed and sell them for amounts anticipated at the time the projects commenced.

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

Commercial lending generally poses a higher degree of credit risk than real estate lending. Repayment of both secured and unsecured commercial loans depends substantially on the success of the borrower's underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is primarily dependent upon the success of the borrower's business.

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

Credit Risk Management and Asset Quality

One of the Bank's key objectives is to maintain a high level of asset quality. The Bank utilizes the following general practices to manage credit risk: ensuring compliance with prudent written policies; limiting the amount of credit that individual lenders may extend; establishing a process for credit approval accountability; careful initial underwriting and analysis of borrower, transaction, market and collateral risks; ongoing servicing of individual loans and lending relationships; continuous monitoring and risk rating of the portfolio, market dynamics and the economy; and periodically reevaluating the Bank's strategy and overall exposure as economic, market and other relevant conditions change.

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

The Bank's loan review activities are performed by an independent third party loan review firm that evaluates the creditworthiness of borrowers and the appropriateness of the Bank's risk rating classifications. The firm's findings are reported to Credit Administration, Senior Management, and the Board level Loan and Audit Committees.

Trust and Wealth Advisory Services

The Bank provides a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, families, businesses and institutions.

Securities

Salisbury's securities portfolio is structured to diversify the earnings, assets and risk structure of Salisbury, provide liquidity consistent with both projected and potential needs, collateralize certain types of deposits, assist with maintaining a satisfactory net interest margin and comply with regulatory capital and liquidity requirements. Types of securities in the portfolio generally include U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations and tax exempt municipal bonds, among others.

Sources of Funds

The Bank uses deposits, proceeds from loan and security maturities, repayments and sales, and borrowings to fund lending, investing and general operations. Deposits represent the Bank's primary source of funds.

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Retail and commercial deposits are primarily received through the Bank's banking offices. Additional depositor related services provided to customers include Landlord/Tenant Lease Security Accounts and Services, Merchant Services, Payroll Services, Cash Management (Remote Deposit Capture, ACH Origination, Wire Transfers and Positive Pay), ATM, Bank-by-Phone, Internet Banking, Internet Bill Pay, Person to Person Payments, Bank to Bank Transfers, Mobile Banking with remote deposit, and Online Financial Management with Account Aggregation Services.

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

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Bank's deposits. Deposit generation is a key focus for the Bank as a source of liquidity and to fund continuing asset growth. Competition for deposits has been, and is expected to, remain strong.

Borrowings

The Bank is a member of the FHLBB, which provides credit facilities for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLBB are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of their FHLBB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLBB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLBB advances may be utilized as a source of funding to meet liquidity and planning needs when the cost of these funds is favorable as compared to deposits or alternate funding sources. During 2015, Salisbury issued $10 million of subordinated debentures; See “Deposits and Borrowings” below.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston.

Acquisitions

On June 6, 2014, the Bank completed its purchase and assumption of the Sharon, Connecticut branch of Union Savings Bank, which included deposits of approximately $18 million at a premium of 2.32%. Operations of the Bank's existing Sharon, Connecticut branch were consolidated into this new location. On December 5, 2014, the Bank completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury's New York market presence. Such transaction was valued at approximately $27 million. In the merger, Riverside Bank shareholders received 1.35 shares of Salisbury Bancorp, Inc. common stock for each share of Riverside Bank common stock. In addition, in September 2016, the Bank entered into a purchase and assumption agreement with Empire State Bank, pursuant to which, pending regulatory approval, the Bank will acquire the New Paltz, New York branch of Empire State Bank and certain related deposits, loans and other assets.

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

Employees

At December 31, 2016, the Bank had 159 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP and an employee 401(k) plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut's Litchfield County. The Bank has a total of thirteen banking offices, four of which are located in Connecticut's Litchfield County; three of which are located in Massachusetts' Berkshire County; five of which are located in New York's Dutchess County, and one of which is located in New York's Orange County. The Bank's primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in these counties. The Bank also has deposit, lending and trust relationships outside of these areas.

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

Bank Holding Company Regulation

SEC and NASDAQ

Salisbury is subject to the rules and regulations of the SEC and is required to comply with the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Salisbury's common stock is listed on the NASDAQ Capital Market under the trading symbol “SAL” and, accordingly, Salisbury is also subject to the rules of NASDAQ for listed companies.

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

Dividends

Salisbury's dividends to shareholders are substantially dependent upon Salisbury's receipt of dividends from the Bank. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should be a “source of strength” to its bank subsidiary and should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated its view that, generally, it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as “undercapitalized” or if the dividend would violate applicable law or would be an unsafe or unsound banking practice.

Financial Modernization

GLBA permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” as defined in the FRB's Regulation Y, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined to be permissible by statute or by the FRB and the Treasury. Salisbury is a registered financial holding company.

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

Lending Activities

Connecticut banking laws grant commercial banks broad lending authority. With certain limited exceptions, total secured and unsecured loans made to any one obligor generally may not exceed 15% of the Bank's equity capital and reserves for loan and lease losses. However, if the loan is fully secured, such limitations generally may be increased by an additional 10%.

Dividends

The Bank may pay cash dividends only out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the CTDOB approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may also limit a bank's ability to pay dividends based upon safety and soundness considerations.

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

Assessments

Connecticut banks are required to pay assessments to the CTDOB based upon a bank's asset size to fund the CTDOB's operations. The assessments are generally made annually.

Enforcement Authority

Under Connecticut law, the CTDOB has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The CTDOB's enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

New York and Massachusetts Banking Laws and Supervision

The Bank conducts activities and operates branch offices in New York and Massachusetts as well as Connecticut. Generally, with respect to its business in New York and Massachusetts, the Bank may conduct any activity that is authorized under Connecticut law that is permissible for either New York or Massachusetts state banks or for an out-of-state national bank, at its New York and Massachusetts branch offices, respectively. The New York State Superintendent of Financial Services may exercise regulatory authority with respect to the Bank's New York branch offices. The Bank is subject to certain rules related to community reinvestment, consumer protection, fair lending, establishment of intra-state branches and the conduct of banking activities with respect to its branches located in New York State. The Massachusetts Commissioner of Banks may exercise similar authority, and the Bank is subject to similar rules under Massachusetts Banking Law with respect to the Bank's Massachusetts branch offices. Federal and state laws authorize the interstate merger of banks. Among other things, banks may establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Federal Regulations

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks, such as the Bank, that are not members of the Federal Reserve System (“state non-member banks”) are required to comply with the following minimum leverage capital requirements: common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements became effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Bank chose the opt-out election. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began phasing in January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019.

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

As of December 31, 2016, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized – at least 5% leverage capital, 6.5% Common Equity Tier 1 capital, 8% Tier 1 risk based capital and 10% total risk based capital.
•	Adequately capitalized – at least 4% leverage capital, 4.5% Common Equity Tier 1 capital, 6% Tier 1 risk based capital and 8% total risk based capital.
•	Undercapitalized – less than 4% leverage capital, 4.5% Common Equity Tier 1 capital, 6% Tier 1 risk based capital and 8% total risk based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.
10

•	Significantly undercapitalized – less than 3% leverage capital, 3% Common Equity Tier 1 capital, 4% Tier 1 risk based capital and 6% total risk based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.
•	Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA. In a holding company structure, at a minimum, the parent holding company of a bank, and any companies that are controlled by such parent holding company, are deemed affiliates of its subsidiary bank. Generally, Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

The FRA and Regulation O impose restrictions on loans to directors, executive officers, and principal shareholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors and must be made on terms substantially the same as offered in comparable transactions to other persons. The FRA imposes additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

The Bank's deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable legal limits (generally, $250,000 per depositor for each account ownership category and $250,000 for certain retirement plan accounts) and are subject to deposit insurance assessments. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. The FDIC assigns an institution to one of the following capital categories based on the institution's financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank's current annual assessment rate is approximately 5.85 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the deposit insurance funds during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)

The Dodd-Frank Act, enacted in July 2010, significantly changed the bank regulatory landscape and has impacted lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act revised the statutory authorities governing the FDIC's management of the DIF. The Dodd-Frank Act granted the FDIC new DIF management tools: maintaining a positive fund balance even during a banking crisis and maintaining moderate, steady assessment rates throughout economic and credit cycles.

Among other things, the Dodd-Frank Act: (1) raised the minimum Designated Reserve Ratio (“DRR”), which the FDIC must set each year, to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the DRR (which was formerly capped at 1.5%) and therefore on the size of the DIF; (2) required that the DIF reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016) on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminated the requirement that the FDIC provide dividends from the Fund when the reserve ratio is between 1.35% and 1.50%; and (5) continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

The Dodd-Frank Act also required that the FDIC amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Under the Dodd-Frank Act, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity.

The FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution's deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the Dodd-Frank Act's dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC's assessment rules. The FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act; made changes to assessment rates; implemented the Dodd-Frank Act's DIF dividend provisions; and revised the risk-based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. Nearly all institutions with assets less than $10 billion, including the Bank, have benefited from a reduction in their assessments as a result of this final rule.

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

The CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule ”), which became effective on January 10, 2014. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio limit for borrowers if the loan is to meet the QM definition, with some exceptions.

Federal Reserve System

All depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements currently are assessed on the depository institution's net transaction accounts (mostly checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities.

For net transaction accounts in 2016, the first $15.2 million (which may be adjusted by the FRB) was exempt from reserve requirements. A 3% reserve ratio was assessed on net transaction accounts over $15.2 million up to and including $110.2 million (which may be adjusted by the FRB). A 10% reserve ratio was assessed on net transaction accounts in excess of $110.2 million (which may be adjusted by the FRB). The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2016, the Bank had FHLBB stock of $3.2 million and FHLBB advances of $37.2 million.

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

Salisbury elected to participate in Treasury’s SBLF program and in August 25, 2011, sold to the Secretary of the Treasury $16 million of its Series B Preferred Stock under the SBLF program, while simultaneously repurchasing all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of TARP. All of the proceeds from the sale of its Series B Preferred Stock were treated as Tier 1 Capital for regulatory purposes.

Salisbury paid noncumulative dividends on its Series B Preferred Stock. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2015 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock would have been 1.0%. Salisbury redeemed all of its Series B Preferred Stock in December 2015 prior to the scheduled increase in the dividend rate on such securities. Commencing with the second quarter of 2016, four and one-half years from its issuance, the dividend rate would have been fixed at 9.0% per annum.

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

Community Reinvestment Act and Fair Lending Laws

Salisbury has a responsibility under the CRA to help meet the credit needs of our communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses the Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. The Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against the Bank by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank's most recent FDIC CRA rating was “satisfactory.”

The Electronic Funds Transfer Act, Regulation E and Related Laws

The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the Federal Reserve's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearing house (“ACH”) transactions, telephone bill-payment plans, or remote banking services. Regulation E requires consumers to opt in (affirmatively consent) to participation in a bank's overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer's account. Notice of the opt-in right must be provided to all new customers who are consumers, and the customer's affirmative consent must be obtained, before charges may be assessed on the consumer's account for paying such overdrafts.

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

Future Legislative Initiatives

In light of the recent changes in the composition of Congress and many state legislatures, it is anticipated that state legislatures and financial regulatory agencies will introduce various legislative and regulatory initiatives that may impact the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Salisbury in significant and unpredictable ways. For example, if enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Salisbury cannot predict whether any such legislation will be enacted, and, if enacted, what effects that such legislation would have on the financial condition or results of operations of Salisbury. A change in statutes, regulations, or regulatory policies applicable to Salisbury or any of its subsidiaries could have a material effect on the business of Salisbury.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and their Notes presented within this document have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Salisbury's operations. Unlike the assets and liabilities of industrial companies, nearly all of the assets and liabilities of Salisbury are monetary in nature. As a result, interest rates have a greater impact on Salisbury's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Availability of Securities and Exchange Commission Filings

Salisbury makes available free of charge on its website (salisburybank.com) a link to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after such reports are electronically filed with or furnished to the SEC. Such reports filed with the SEC are also available on its website (www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about accessing company filings can be obtained by calling 1-800-SEC-0330. Information on Salisbury's website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about Salisbury's business and operations on its website. Copies of these filings may also be obtained from Salisbury free of charge upon request.

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential	23-25
II.	Investment Portfolio	31, 62-64
III.	Loan Portfolio	32-39, 65-75
IV.	Summary of Loan Loss Experience	26-28, 71-75
V.	Deposits	39, 77-78
VI.	Return on Equity and Assets	21
VII.	Short-Term Borrowings	39, 78

Item 1A.	RISK FACTORS

Salisbury is the registered bank holding company for the Bank, its wholly-owned subsidiary. Salisbury's business and activity is currently limited to the holding of the Bank's outstanding capital stock, and the Bank is Salisbury's primary investment.

An investment in Salisbury common stock entails certain risks, some of which are inherent in the financial services industry and others of which are more specific to the Bank's business. Salisbury considers the most significant factors of which we are aware affecting risk in Salisbury common stock as those that are set forth below. These are not the only risks to which an investment in Salisbury common stock is subject, and none of the factors set forth below relates to the personal circumstances of individual investors. Investors should read this entire Form 10-K, as well as other documents and exhibits that are incorporated by reference in the 10-K and that have been filed with the SEC, in order to better understand these risks and to evaluate investment in Salisbury common stock.

Changes in interest rates and spreads could have a negative impact on earnings and financial condition.

Salisbury's earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments, and the interest rates paid on deposits and borrowings, could adversely affect Salisbury's earnings and financial condition. Salisbury cannot predict with certainty or control changes in interest rates. Global, national, regional, and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Salisbury has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates.

However, changes in interest rates still may have an adverse effect on Salisbury's profitability. For example, high interest rates could also affect the volume of loans that Salisbury originates, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower rate, to accounts with a higher rate, or experience customer attrition due to competitor pricing or disintermediation. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Salisbury is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Salisbury's net interest margin will decline.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce Salisbury's net income and profitability.

Declines in home prices, increases in delinquency and default rates, and constrained secondary credit markets affect the mortgage industry generally. Salisbury's financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, Salisbury's net income and profits may decrease.

Weakness in the secondary market for residential lending could have an adverse impact upon Salisbury's profitability. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods beyond that which is provided for in Salisbury's allowance for loan losses, which would adversely affect Salisbury's financial condition or results of operations.

Fluctuations in economic conditions and collateral values could impact the adequacy of Salisbury's allowance for loan losses.

Salisbury's business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on Salisbury's operations and financial condition. For example, declines in housing activity including declines in building permits, housing sales and home prices may make it more difficult for Salisbury's borrowers to sell their homes or refinance their debt. Slow sales could strain the resources of real estate developers and builders. The ongoing economic uncertainty has affected employment levels and could impact the ability of Salisbury's borrowers to service their debt. Bank regulatory agencies also periodically review Salisbury's allowance for loan losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses Salisbury will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Salisbury's financial condition and results of operations. Salisbury may suffer higher loan losses as a result of these factors and the resulting impact on its borrowers.

Credit market conditions may impact Salisbury's investments.

Significant credit market anomalies may impact the valuation and liquidity of Salisbury's investment securities. Illiquidity could reduce the market value of Salisbury's investments, even those with no apparent credit exposure. The valuation of Salisbury's investments requires judgment, and as market conditions change investment values may also change.

Salisbury's securities portfolio performance in difficult market conditions could have adverse effects on Salisbury's results of operations.

Under GAAP, Salisbury is required to review Salisbury's investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, Salisbury's ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require Salisbury to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to Salisbury's earnings. Market volatility may make it extremely difficult to value certain securities of Salisbury. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require Salisbury to recognize further impairments in the value of Salisbury's securities portfolio, which may have an adverse effect on Salisbury's results of operations in future periods.

If the goodwill that Salisbury has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on Salisbury's profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. At December 31, 2016, Salisbury had $12.6 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury's financial condition and results of operations.

Salisbury's ability to pay dividends substantially depends upon its receipt of dividends from the Bank.

Cash dividends from the Bank and Salisbury's liquid assets are the principal sources of funds for paying cash dividends on Salisbury's common stock and preferred stock. Unless Salisbury receives dividends from the Bank or chooses to use its liquid assets, it may not be able to pay dividends. The Bank's ability to pay dividends to Salisbury is subject to its condition and profitability as well as its regulatory requirements.

Strong competition within Salisbury's market areas may limit growth and profitability.

Competition in the banking and financial services industry is intense. Salisbury competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. As Salisbury grows, it may expand into contiguous market areas where it may not be as well-known as other institutions that have been operating in those areas for some time. In addition, larger banking institutions may become increasingly active in Salisbury's market areas, may have substantially greater resources and lending limits and may offer certain services that Salisbury does not, or cannot efficiently, provide. Salisbury's profitability depends upon its continued ability to successfully compete in its market areas. The greater resources and deposit and loan products offered by some competitors may limit its ability to grow profitably.

Salisbury and the Bank are subject to extensive federal and state regulation and supervision.

Salisbury and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Salisbury's lending practices, capital structure, investment practices, and dividend policy and growth, among other things. State and federal legislatures and regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Salisbury in substantial and unpredictable ways. Such changes could subject Salisbury to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Salisbury's business, financial condition and results of operations. While Salisbury has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1 of this report for further information.

Salisbury's stock price may be volatile.

Salisbury's stock is inactively traded and its stock price may fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in quarterly operating results
•	Recommendations by securities analysts
•	New technology used, or services offered, by competitors
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Salisbury or Salisbury's competitors
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions
•	Operating and stock price performance of other companies that investors deem comparable to Salisbury
•	News reports relating to trends, concerns and other issues in the financial services industry
•	Changes in government regulations
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts
•	Changes in the economic environment of the market areas the Bank serves

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause Salisbury's stock price to decrease regardless of Salisbury's operating results.

Salisbury's ability to attract and retain skilled personnel may impact its success.

Salisbury's success depends, in large part, on its ability to attract and retain key people. Competition for people with specialized knowledge and skills can be intense, and Salisbury may not be able to hire people or to retain them. The unexpected loss of services of one or more of Salisbury's key personnel could have a material adverse impact on the business because of their skills, knowledge of the market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Salisbury continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Salisbury's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of Salisbury's competitors have substantially greater resources to invest in technological improvements. Salisbury may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Salisbury's business and, in turn, its financial condition and results of operations.

A failure involving controls and procedures may have an adverse effect on Salisbury.

Management regularly reviews and updates Salisbury's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Salisbury's business, results of operations and financial condition.

If customer information was to be misappropriated and used fraudulently, due to a breach of our systems, or those of third party vendors or service providers, including as a result of cyberattacks, Salisbury could be exposed to potential liability and reputation risk as well as increased costs.

Risk of theft of customer information resulting from security breaches by third parties exposes banks to reputation risk and potential monetary loss. Like other financial institutions, Salisbury has exposure to fraudulent misuse of its customers' personal information resulting from its general business operations through loss or theft of the information and through misappropriation of information by third parties in connection with customer use of financial instruments, such as debit cards.

In addition, Salisbury relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communications and information exchange. Despite the safeguards instituted by Salisbury, any system is susceptible to a breach of security. In addition, Salisbury relies on the services of a variety of third party vendors to meet Salisbury's data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Salisbury's information systems or that of its vendors could damage Salisbury's reputation, result in a loss of customer business or expose Salisbury to civil litigation and possible financial loss. Such costs and/or losses could materially impact Salisbury's earnings.

Changes in accounting standards can materially impact Salisbury's financial statements.

Salisbury's accounting policies and methods are fundamental to how Salisbury records and reports its financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of Salisbury's financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, it could be required to apply a new or revised standard retroactively, resulting in Salisbury restating prior period financial statements.

Changes and interpretations of tax laws and regulations may adversely impact Salisbury's financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than Salisbury and challenge tax positions that Salisbury has taken on its tax returns. This may result in the disallowance of deductions or differences in the timing of deductions and result in the payment of additional taxes, interest or penalties that could materially affect Salisbury's performance.

The risks presented by recent or future acquisitions could adversely affect our financial condition and results of operations.

Our business strategy has included, and may continue to include, growth through acquisition from time to time. Any recent and future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things: our ability to realize anticipated cost savings; the difficulty of integrating operations and personnel; the loss of key employees; the potential disruption of our or the acquired company's ongoing business in such a way that could result in decreased revenues; the inability of our management to maximize our financial and strategic position; the inability to maintain uniform standards, controls, procedures and policies; and the impairment of relationships with the acquired company's employees and customers as a result of changes in ownership and management.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Salisbury does not directly own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through an additional twelve full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, Poughkeepsie, and Red Oaks Mill, New York. The Bank’s Trust and Wealth Advisory Services Division is based in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and six of its branch offices and its Canaan Operations office, and currently leases seven branch offices.

The Company acquired one branch in Sharon, Connecticut from Union Savings Bank on June 6, 2014, and the acquisition of Riverside Bank on December 5, 2014 added four additional full-service branch offices. In addition, in January of 2017, the Bank entered into a purchase and assumption agreement with Empire State Bank pursuant to which, pending regulatory approval, the Bank will acquire the New Paltz, New York branch of Empire State Bank, and certain related deposits, loans and other assets. Also, the bank has a lease agreement for a proposed future branch facility in Newburgh, New York.

For additional information, see Note 7, “Bank Premises and Equipment,” and Note 19, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	—
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	—
Salisbury Office	18 Main Street, Salisbury, CT	Owned	—
Sharon Office	5 Gay Street, Sharon, CT	Owned	—
Canaan Operations	94 Main Street, Canaan, CT	Owned	—
Canaan Office	100 Main Street, Canaan, CT	Owned	—
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/09/18
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	—
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	12/31/20
Millerton Office	87 Main Street, Millerton, NY	Owned	—
Poughkeepsie Office	11 Garden Street, Poughkeepsie, NY	Owned	—
Fishkill Office	1004 Main Street, Fishkill, NY	Leased	12/31/20
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	2/03/23
Newburgh Office	52 Route 17K, Newburgh, NY	Leased	3/31/18
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	7/31/17
Proposed Newburgh Office	801 Auto Park Place, Newburgh, NY	Leased	12/31/21
19

Item 3.	LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising in the ordinary course of business, which management currently believes are not material, individually or in the aggregate, to the business, financial condition or operating results of Salisbury or any of its subsidiaries.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to Salisbury's business, to which Salisbury is a party or any of its subsidiaries is a party or of which any of their property is subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Salisbury’s common stock trades on the NASDAQ Capital Market under the symbol “SAL”. The following table sets forth the high and low sales prices per share for Salisbury’s common stock for each quarterly period within the two most recent fiscal years:

Quarter	2016		2015
	High	Low	High	Low
Fourth Quarter	$38.15	$30.92	$33.70	$28.80
Third Quarter	$32.52	$29.60	$31.74	$28.38
Second Quarter	$32.75	$29.78	$32.30	$28.80
First Quarter	$34.43	$29.51	$30.39	$26.08

Holders

There were approximately 2,182 holders of record of the common stock of Salisbury as of March 1, 2017. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Dividends

For a discussion of Salisbury's dividend policy and restrictions on dividends see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption “Dividends.”

Equity Compensation Plan Information

For the information required by this item see Note 15 – “Long Term Incentive Plan” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table contains certain information concerning the financial position and results of operations of Salisbury at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2016	2015	2014	2013	2012
Statement of Income
Interest and dividend income	$34,454	$34,610	$22,855	$21,750	$22,658
Interest expense	3,849	3,026	2,704	3,062	4,282
Net interest and dividend income	30,605	31,584	20,151	18,688	18,376
Provision for loan losses	1,835	917	1,134	1,066	1,070
Gains on securities, net	584	192	—	—	279
Trust and wealth advisory	3,338	3,265	3,295	3,074	2,945
Service charges and fees	3,133	2,986	2,473	2,293	2,189
Gains on sales of mortgage loans, net	229	274	64	579	1,596
Mortgage servicing, net	156	47	94	40	(21)
Other	451	510	326	319	326
Non-interest income	7,891	7,274	6,252	6,305	7,314
Non-interest expense	27,387	25,921	22,138	18,935	19,554
Income before income taxes	9,274	12,020	3,131	4,992	5,066
Income tax provision	2,589	3,563	610	909	989
Net income	6,685	8,457	2,521	4,083	4,077
Net income allocated to common stock	6,633	8,298	2,355	3,922	3,861
Financial Condition
Total assets	$935,366	$891,192	$855,427	$587,109	$600,813
Loans receivable, net	763,184	699,018	673,330	438,178	388,758
Allowance for loan losses	6,127	5,716	5,358	4,683	4,360
Securities	82,834	79,870	94,827	99,831	132,034
Deposits	781,770	754,533	715,426	477,369	491,215
Federal Home Loan Bank of Boston advances	37,188	26,979	28,813	30,411	31,980
Repurchase agreements	5,535	3,914	4,163	2,554	1,784
Subordinated debt, net of issuance costs	9,788	9,764	—	—	—
Total shareholders' equity	94,007	90,574	101,821	72,790	71,997
Non-performing assets	12,565	16,264	10,892	7,549	10,104
Per Common Share Data
Earnings, basic	$2.43	$3.04	$1.32	$2.30	$2.28
Earnings, diluted	2.41	3.02	1.32	2.30	2.28
Cash dividends paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	28.90	27.69	25.83	27.12	26.85
Statistical Data
Net interest margin (taxable equivalent)	3.69%	3.99%	3.64%	3.57%	3.45%
Efficiency ratio (taxable equivalent)	66.74	63.03	78.41	70.70	69.38
Effective tax rate	27.92	29.64	19.49	18.21	19.49
Return on average assets	0.72	0.94	0.37	0.66	0.64
Return on average common shareholders' equity	7.16	9.36	3.88	7.01	7.22
Dividend payout ratio	46.16	36.82	81.43	48.83	49.02
Allowance for loan losses to loans receivable, gross	0.80	0.81	0.79	1.06	1.11
Non-performing assets to total assets	1.34	1.82	1.27	1.29	1.68
Tier 1 leverage capital	8.69	8.56	12.31	10.65	9.87
Total risk-based capital	13.26	13.51	14.27	16.46	16.63
Weighted average common shares outstanding, basic	2,733	2,706	1,764	1,691	1,690
Weighted average common shares outstanding, diluted	2,749	2,723	1,765	1,691	1,690

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Additionally, on December 5, 2014, Salisbury completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury's New York market presence.

Critical Accounting Policies and Estimates

Salisbury's consolidated financial statements follow GAAP as applied to the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

Salisbury's significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements, which, along with this Management's Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating Salisbury's reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of cash flows initially expected to be collected and discounting those cash flows at an appropriate market rate of interest. The Bank continues to evaluate reasonableness of the timing and the amount of cash expected to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  Such decreases may also result in recognition of additional provisions to the allowance for loan losses. For collateral dependent loans with deteriorated credit quality, the Bank estimates the fair value of the underlying collateral of the loans.  These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

Management, with the assistance of a third party, evaluates goodwill and identifiable intangible assets for impairment annually using valuation techniques that involve observations and adjustments as to comparable transactions, estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors.

For both goodwill and for the core deposit intangible, the comparable transaction methodology was used to assess, and conclude that there was no impairment at December 31,2016.

Future events, or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on the results of operations.

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

OVERVIEW AND HIGHLIGHTS

Selected 2016 highlights are as follows:

•	Net income allocated to common stock was $6.6 million, or $2.43 per common share, for December 31, 2016, compared with $8.3 million, or $3.04 per common share, for December 31, 2015
•	Total assets increased $44 million, or 5.0%, as compared with December 31, 2015
•	Net loans increased $64 million, or 9.2%, as compared to year end December 31, 2015
•	Total deposits increased $27 million, or 3.6% as compared with year end December 31, 2015
•	Non-performing loans as a percentage of gross loans receivable decreased year over year to 1.14% as compared with 2.31% at year end December 31, 2015
•	Book value per share of $34.08 increased $0.95, or 3% as compared with year end December 31, 2015
•	Tangible book value per share of $28.90 represents an increase of $1.21, or 4% as compared with year end December 31, 2015

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2016 and 2015

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) decreased $995,000 in 2016 over 2015. The net interest margin decreased 30 basis points to 3.69% from 3.99%, due to a 23 basis point decrease in the average yield on interest-earning assets and an 11 basis point increase in the average cost of interest-bearing liabilities. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Loans (a)(d) (f)	$745,957	$687,755	$473,706	$32,727	$32,208	$20,041	4.39%	4.68%	4.23%
Securities(c)(d)	76,138	78,420	86,956	2,583	3,359	3,980	3.39	4.28	4.58
FHLBB stock	3,287	3,430	4,343	121	89	71	3.68	2.59	1.63
Short term funds(b)	35,951	50,870	24,407	173	120	58	0.48	0.24	0.24
Total earning assets	861,333	820,475	589,412	35,604	35,776	24,150	4.13	4.36	4.10
Other assets	58,101	60,319	41,737
Total assets	$919,434	$880,794	$631,149
Interest-bearing demand deposits	$125,563	$121,431	$84,212	359	311	266	0.29	0.26	0.32
Money market accounts	200,760	177,956	130,618	572	472	299	0.28	0.27	0.23
Savings and other	127,539	125,181	116,524	226	220	204	0.18	0.18	0.18
Certificates of deposit	122,475	134,577	87,516	1,024	841	696	0.84	0.62	0.80
Total interest-bearing deposits	576,337	559,145	418,870	2,181	1,844	1,465	0.38	0.33	0.35
Repurchase agreements	3,770	4,111	4,598	6	7	8	0.16	0.17	0.18
Capital lease	419	423	424	70	70	47	16.71	16.57	11.08
Note payable	359	138	—	21	6	—	5.85	4.62	0.00
Subordinated Debt (net of issuance costs)	9,776	594	—	624	35	—	6.38	5.84	0.00
FHLBB advances	30,850	27,827	30,214	947	1,064	1,184	3.07	3.82	3.92
Total interest-bearing liabilities	621,511	592,238	454,106	3,849	3,026	2,704	0.62	0.51	0.60
Demand deposits	199,163	178,943	96,199
Other liabilities	6,057	5,043	4,058
Shareholders' equity	92,703	104,570	76,786
Total liabilities & shareholders' equity	$919,434	$880,794	$631,149
Net interest income (f)				$31,755	$32,750	$21,446
Spread on interest-bearing funds							3.51	3.85	3.50
Net interest margin (e)							3.69	3.99	3.64
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $1,205,000, $1,205,000 and $1,295,000, respectively for 2016, 2015 and 2014 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2016 and 2015 reflect net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $1.8 million and $2.7 million respectively.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2016 versus 2015			2015 versus 2014
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$2,640	$(2,121)	$519	$9,540	$2,627	$12,167
Securities	(88)	(688)	(776)	(378)	(243)	(621)
FHLBB stock	(4)	36	32	(19)	37	18
Short term funds	(53)	106	53	60	2	62
Interest-earning assets	2,495	(2,667)	(172)	9,203	2,423	11,626
Deposits	61	276	337	572	(193)	379
Repurchase agreements	(1)	—	(1)	(1)	—	(1)
Capital lease	(1)	1	—	—	23	23
Note payable	11	4	15	3	3	6
Subordinated Debt	564	25	589	18	17	35
FHLBB advances	104	(221)	(117)	(92)	(28)	(120)
Interest-bearing liabilities	738	85	823	500	(178)	322
Net change in net interest income	$1,757	$(2,752)	$(995)	$8,703	$2,601	$11,304

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

Interest and Dividend Income

Tax equivalent interest and dividend income decreased $0.2 million, or 0.5%, to $35.6 million in 2016.

Loan income increased $0.5 million, or 1.6%, primarily due to a $58.2 million, or 8.5%, increase in average loans, partially offset by a 29 basis point decrease in average yield. Interest income for 2016 and 2015 reflects purchase accounting adjustments consisting of net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $1.8 million and $2.7 million respectively.

Tax equivalent interest and dividend income from securities decreased $776,000, or 23.1%, in 2016, as a result of a $2.3 million decrease in average security balances, and an 89 basis point decrease in average yield. Contributing factors to the lower yield include the maturity, sale, call or pay down of higher yielding securities resulting in a remaining mix of lower yielding securities in the portfolio. Interest from short term funds increased $53,000 in 2016 as a result of a 24 basis point increase in average yield on short term funds which occurred primarily as a result of the late 2015 increase in the Fed Funds target rate, partially offset by a $14.9 million decrease in average short term balances.

Interest Expense

Interest expense increased $823,000, or 27.2%, to $3.8 million in 2016.

Interest expense on interest bearing deposit accounts increased $337,000, or 18.3%, in 2016, as a result of a $17.2 million, or 3.1%, increase in average interest bearing deposits and a 5 basis point increase in the average rate to 0.38%.

Interest expense on FHLBB advances decreased $117,000, or 11.0%, due to a $3.0 million, or 10.9%, increase in average advances, partially offset by a 75 basis point decrease in the average borrowing rate to 3.07% from 3.82%.

In December 2015, Salisbury issued $10 million of subordinated debentures. Interest expense on the subordinated debt, along with issuance costs, in 2015 totaled $35,000. In 2016 this expense totaled $624,000, which represents an increase of $589,000 as compared to 2015. The proceeds of such issuance, along with cash-on-hand, were used by Salisbury to fully redeem $16 million of its outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U.S. Treasury’s SBLF program.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,835,000 for 2016, compared with $917,000 for 2015. Net loan charge-offs were $1,424,000 and $559,000, for the respective years. The higher provision for loan losses was supported by maintaining an adequate allowance to gross loans as gross loans continue to increase.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Business Activities Loans

Years ended December 31, (dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$5,481	$5,337	$4,683	$4,360	$4,076
Provision for loan losses	1,166	734	1,113	1,066	1,070
Charge -offs
Real estate mortgages	(822)	(1,045)	(512)	(700)	(573)
Commercial and industrial	(37)	(69)	(19)	(4)	(222)
Consumer	(67)	(82)	(28)	(70)	(91)
Charge-offs	(926)	(1,196)	(559)	(774)	(886)
Recoveries
Real estate mortgages	29	124	60	6	36
Commercial and industrial	44	464	16	1	38
Consumer	22	18	24	24	26
Recoveries	95	606	100	31	100
Net charge-offs	(831)	(590)	(459)	(743)	(786)
Balance, end of period	$5,816	$5,481	$5,337	$4,683	$4,360
Acquired Loans
Years ended December 31, (dollars in thousands)	2016	2015	2014
Balance, beginning of period	$235	$21	$—
Provision for loan losses	669	183	21
Charge-offs
Real estate mortgages	(209)	(16)	—
Commercial and industrial	(415)	—	—
Charge-offs	(624)	(16)	—
Recoveries
Real estate mortgages	3	5	—
Commercial and industrial	28	34	—
Consumer	—	8	—
Recoveries	31	47	—
Net (charge-offs) recoveries	(593)	31	—
Balance, end of period	$311	$235	$21

Loans receivable, gross	768,064	703,545	677,485	441,679	392,086
Non-performing loans	8,792	16,265	9,890	7,172	9,860
Accruing loans past due 30-89 days	4,883	4,499	4,128	5,374	5,629
Ratio of allowance for loan losses:
to loans receivable, gross	0.80%	0.81%	0.79%	1.06%	1.11%
to non-performing loans	69.69	35.15	54.18	65.30	44.22
Ratio of non-performing loans
to loans receivable, gross	1.14	2.31	1.46	1.62	2.51
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.64	0.64	0.61	1.22	1.44

The reserve coverage at December 31, 2016, as measured by the ratio of allowance for loan losses to gross loans, was 0.80%, as compared with 0.81% at December 31, 2015. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $7.5 million to $8.8 million, or 1.14% of gross loans receivable, at December 31, 2016, down from 2.31% at December 31, 2015. Accruing loans past due 30-89 days increased $0.4 million to $4.9 million, or 0.64% of gross loans receivable at December 31, 2016. See “Financial Condition – Loan Credit Quality” below for further discussion and analysis.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

(in thousands)	December 31, 2016		December 31, 2015		December 31, 2014
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$636,645	$5,062	$527,905	$4,110	$457,744	$3,283
Potential problem loans	4,816	196	1,223	44	9,423	509
Unallocated	—	337	—	482	—	409
Collectively evaluated	641,461	5,595	529,128	4,636	467,167	4,201
Performing loans	—	—	—	—	—	—
Potential problem loans	—	—	—	—	11	—
Impaired loans	12,688	221	19,938	845	16,569	1,136
Individually evaluated	$12,688	$221	$19,938	$845	$16,580	$1,136
Totals	$654,149	$5,816	$549,066	$5,481	$483,747	$5,337

Acquired Loans

(in thousands)	December 31, 2016		December 31, 2015		December 31, 2014
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$107,810	$55	$148,580	$46	$187,966	$21
Potential problem loans	2,459	65	2,119	2	2,708	—
Unallocated	—	—	—	—	—	—
Collectively evaluated	110,269	120	150,699	48	190,674	21
Performing loans	—	—	—	—	—	—
Potential problem loans	—	—	—	—	—	—
Impaired loans	3,646	191	3,780	187	3,064	—
Individually evaluated	$3,646	$191	$3,780	$187	$3,064	$—
Totals	$113,915	$311	$154,479	$235	$193,738	$21

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

December 31,	2016		2015		2014		2013		2012
(dollars in thousands)(a)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Residential	$2,079	42.41%	$2,202	41.20%	$1,947	53.12%	$1,545	54.34%	$1,477	52.87%
Commercial	1,958	31.36	1,598	32.64	1,704	24.37	1,385	23.04	1,059	23.45
Construction, land & land development	198	1.37	188	1.67	164	1.91	226	2.11	300	2.71
Home equity lines of credit	348	4.62	354	4.98	359	7.20	393	7.92	457	9.03
Real estate secured	4,583	79.76	4,342	80.49	4,174	86.60	3,549	87.41	3,293	88.06
Commercial and industrial	1,079	18.42	707	17.26	597	11.25	561	10.72	499	9.94
Consumer	75	0.69	124	0.89	117	0.87	105	0.87	92	1.09
Municipal	53	1.13	61	1.36	61	1.28	43	1.00	36	0.91
General unallocated	337	—	482	—	409	—	425	—	440	—
Total allowance	$6,127	100.00%	$5,716	100.00%	$5,358	100.00%	$4,683	100.00%	$4,360	100.00%

(a) Percent of loans in each category to total loans.

The allowance for loan losses represents management's estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan, or portion of a loan, to be uncollectible. The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans are segmented into pools of loans based on similar risk characteristics such as loan product, collateral type and loan-to-value, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows or collateral value, and (3) unallocated: general loss allocations for other environmental factors.

Impaired loans and certain potential problem loans, when warranted, are individually evaluated for impairment. Impairment is measured for each individual loan, or for a borrower's aggregate loan exposure, using either the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. A specific allowance is generally established when the collateral value or discounted cash flows of the loan is lower than the carrying value of that loan.

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during 2016.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Determining the adequacy of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2016.

Management's loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the Bank is examined annually on a rotational basis by one of its two primary regulatory agencies, the FDIC and CTDOB. As an integral part of their examination process, the FDIC and CTDOB review the adequacy and methodology of the Bank's credit risk ratings and allowance for loan losses.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Gains on securities, net	$584	$192	$—	$392	204.2%	$192	—%
Trust and wealth advisory	3,338	3,265	3,295	73	2.2	(30)	(0.9)
Service charges and fees	3,133	2,986	2,431	147	4.9	555	22.8
Gains on sales of mortgage loans, net	229	274	64	(45)	(16.4)	210	328.1
Mortgage servicing, net	156	47	136	109	231.9	(89)	(65.4)
Bank-owned life insurance	353	371	245	(18)	(4.9)	126	51.4
Other	98	139	81	(41)	(29.5)	58	71.6
Total non-interest income	$7,891	$7,274	$6,252	$617	8.5%	$1,022	16.3%

Non-interest income increased $617,000, or 8.5%, in 2016 versus 2015. Trust and Wealth Advisory revenues increased $73,000 primarily due to increased market values and a higher volume of assets under management, partially offset by decreased estate fee income. Service charges and fees increased $147,000 mainly due to increased ancillary account service related fees and deposit related fee income. Gains on sales of mortgage loans decreased $45,000 due to pressure on gain on sale margins with rising interest rates. Mortgage loans sales totaled $10.3 million in 2016 versus $8.4 million in 2015. Income from servicing of mortgage loans increased $109,000 due primarily to a slowdown in amortization. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $125.2 million and $130.8 million at December 31, 2016 and 2015, respectively.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Salaries	$10,926	$10,301	$8,029	$625	6.07%	$2,272	28.30%
Employee benefits	3,891	3,729	3,136	162	4.34	593	18.91
Premises and equipment	3,375	3,541	2,831	(166)	(4.69)	710	25.08
Data processing	2,106	1,677	1,502	429	25.58	175	11.65
Professional fees	1,933	2,150	1,331	(217)	(10.09)	819	61.53
Collections, OREO, and appraisals	999	567	458	432	76.19	109	23.80
FDIC insurance	606	658	461	(52)	(7.90)	197	42.73
Marketing and community support	686	593	396	93	15.68	197	49.75
Amortization of intangibles	601	652	291	(51)	(7.82)	361	124.05
Merger and acquisition related expenses	—	—	1,974	—	—	(1,974)	(100.00)
Other	2,264	2,053	1,729	211	10.28	324	18.74
Non-interest expense	$27,387	$25,921	$22,138	$1,466	5.66%	$3,783	17.09%

Non-interest expense increased $1,466,000, or 5.66% in 2016 versus 2015. Salary expense increased $625,000 due to changes in staffing levels and mix and merit increases. Employee benefit expense increased $162,000 primarily as a result of increased deferred compensation, workmen's compensation, and taxes, partially offset by a decrease in employee stock ownership plan expenses. Premises and equipment expense decreased $166,000 primarily as a result of a decrease in building maintenance, lease expense, and utilities expenses. Data processing expense increased $429,000 mainly as a result of expenses related to the conversion of the bank's core processing system and related infrastructure. Professional fees decreased $217,000 primarily due to decreased consulting (core conversion, technology support, and imaging projects) services. Collections, OREO and appraisal expenses increased $432,000 mainly due to a write down on an OREO property. Marketing and community support increased $93,000 mainly related to an increase in general marketing campaigns. Amortization of intangibles decreased $51,000 reflecting the completion of the intangible asset amortization of an acquired branch office. All other operating expenses increased $211,000.

Income Taxes

The effective income tax rates for 2016 and 2015 were 27.92% and 29.64%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury's effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2016, 2015 or 2014, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

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

Tax equivalent interest and dividend income from securities decreased $621,000, or 15.6%, in 2015, as a result of an $8.5 million decrease in average security balances, and a 30 basis point decrease in average yield. Contributing factors to the lower yield includes the maturity, sale, call or pay down of higher yielding securities resulting in a remaining mix of lower yielding securities in the portfolio. Interest from short term funds increased $62,000 in 2015 as a result of a $26.5 million increase in average short term balances.

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

Interest expense on FHLBB advances decreased $120,000, or 10.1%, due to a $2.4 million, or 7.9%, decrease in average advances as a result of scheduled maturities as well as the modification of two advances, in accordance with ASC 470-50, during the third quarter 2015. The modification extended $21 million in advances to a weighted average remaining term of 39 months. The average borrowing rate decreased to 3.82% from 3.92%.

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

Non-Interest Income

Non-interest income increased $1,022,000, or 16.3%, in 2015 versus 2014. Trust and Wealth Advisory revenues decreased $30,000 primarily due to decreased market values and a lower volume of assets under management, partially offset by increased estate fee income. Service charges and fees increased $555,000 mainly due to the increased volume of accounts due to the Riverside Bank merger in December 2014. Gains on sales of mortgage loans increased $210,000 due to higher volume of loans sold to the FHLBB Mortgage Partnership Finance Program. Mortgage loans sales totaled $8.4 million in 2015 versus $4.4 million in 2014. Income from servicing of mortgage loans decreased $89,000 due primarily to an increase in amortization and impairment charges. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $130.8 million and $138.1 million at December 31, 2015 and 2014, respectively. BOLI income increased $126,000 reflecting the BOLI investments of Riverside Bank which Salisbury obtained as a result of the Riverside Bank acquisition.

Non-Interest Expense

Non-interest expense increased $3,783,000, or 17.1%, in 2015 versus 2014. Salary expense increased $2,272,000 due to changes in staffing levels and mix, merit increases, and increased personnel related to the Riverside Bank acquisition. Employee benefit expense increased $593,000 primarily as a result of increased personnel related to the Riverside Bank merger, partially offset by one-time 2014 expenses related to the termination of the Bank's previously frozen defined benefit pension plan. Premises and equipment expense increased $710,000 primarily as a result of the increased buildings, computers and equipment related to the Riverside Bank merger. Data processing expense increased $175,000 mainly as a result of increased volume due to the Riverside bank merger. Professional fees increased $819,000 primarily due to increased consulting (core conversion, technology support, and imaging projects), legal, and merger related auditing services. Collections, OREO and appraisal expenses increased $109,000 mainly due to delinquent real estate taxes paid on acquired loans, partially offset by lower collection costs. Amortization of intangible assets increased $361,000 reflecting the increased intangible asset related to the Sharon branch acquisition and the Riverside Bank merger. FDIC insurance increased $197,000 due to the increase in assets mainly related to the Riverside Bank merger. Marketing and community support increased $197,000 mainly related to the acquired branches. 2014 merger and acquisition related expenses were primarily related to legal fees, consulting, and data conversion expenses. All other operating expenses increased $324,000.

Income Taxes

The effective income tax rates for 2015 and 2014 were 29.64% and 19.49%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury's effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements.

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

Overview

Assets

During 2016, Salisbury’s assets increased by $44.2 million to $935.4 million, while net loans increased $64.2 million at December 31, 2016. At December 31, 2016, Salisbury’s tangible book value per common share was $28.90 and Tier 1 leverage and total risk-based capital ratios were 8.69% and 13.26%, respectively. As of December 31, 2016, the Bank was categorized as "well capitalized."

Securities and Short Term Funds

During 2016, securities increased $3.0 million to $82.8 million, while short-term funds (interest-bearing deposits with other banks) decreased $17.2 million to $30.1 million. The carrying values of securities are as follows:

Years ended December 31, (dollars in thousands)	2016	2015	2014
Available-for-Sale
U.S. Treasury notes	$—	$2,541	$2,806
U.S. Government agency notes	—	498	5,874
Municipal bonds	15,996	30,385	40,352
Mortgage-backed securities	53,301	32,202	27,709
Collateralized mortgage obligations	5,209	6,962	9,275
SBA bonds	2,064	3,096	4,465
Other	3,053	1,010	831
Non-Marketable
FHLBB stock	3,211	3,176	3,515
Total Securities	$82,834	$79,870	$94,827

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider any of its securities, other than one non-agency CMO security reflecting OTTI, to be OTTI at December 31, 2016.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury deemed the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2016. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity.

The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2016	$1,431	$1,008	$1,340
December 31, 2015	1,867	1,419	1,772
December 31, 2014	2,452	1,968	2,369

Accumulated other comprehensive income at December 31, 2016 included net unrealized holding gains, net of tax, of $0.5 million, which is a decrease of $0.6 million from December 31, 2015.

Loans

During 2016, net loans receivable increased $64.2 million, or 9.2%, to $763.2 million at December 31, 2016. Portfolio growth during 2016 reflects Salisbury's strong market presence.

Salisbury's retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2016, Salisbury originated $70.5 million of residential mortgage loans and $7.8 million of home equity loans for the portfolio, compared with $48.0 million and $8.1 million, respectively, in 2015. During 2016, total residential mortgage and home equity loans receivable grew by $36.3 million to $361.2 million at December 31, 2016, and represent 47.0% of loans receivable. During 2016, Salisbury's residential mortgage lending department also originated and sold $8.9 million of residential mortgage loans, compared with $8.4 million during 2015. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounting to $5.4 million at December 31, 2016, represent 0.7% of loans receivable.

Salisbury's commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients' credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $174.4 million of commercial loans during 2016. During 2016, total commercial real estate, commercial and industrial and municipal loans increased $29.1 million to $401.5 million at December 31, 2016, and represent 52.3% of loans receivable.

The principal categories of loans receivable and loans held-for-sale are as follows:

Business Activities Loans

December 31, (in thousands)	2016	2015	2014	2013	2012
Residential 1-4 family	$295,030	$261,495	$252,258	$231,113	$198,552
Residential 5+ multifamily	7,976	6,411	5,556	4,848	3,889
Construction of residential 1-4 family	10,951	7,998	2,004	1,876	2,379
Home equity lines of credit	35,487	35,017	34,627	34,139	34,162
Residential real estate	349,444	310,921	294,445	271,976	238,982
Commercial	155,628	129,446	98,498	91,853	87,382
Construction of commercial	3,481	6,525	18,602	10,948	5,823
Commercial real estate	159,109	135,971	117,100	102,801	93,205
Farm land	3,914	3,193	3,239	3,402	4,320
Vacant land	6,600	8,563	9,342	9,067	9,926
Real estate secured	519,067	458,648	424,126	387,246	346,433
Commercial and industrial	121,144	74,657	49,204	46,292	38,094
Municipal	8,626	9,566	6,083	4,252	3,378
Consumer	5,312	6,195	4,334	3,889	4,181
Loans receivable, gross	654,149	549,066	483,747	441,679	392,086
Deferred loan origination fees and costs, net	1,247	1,189	1,203	1,182	1,032
Allowance for loan losses	(5,816)	(5,481)	(5,337)	(4,683)	(4,360)
Loans receivable, net	$649,580	$544,774	$479,613	$438,178	$388,758
Loans held-for-sale
Residential 1-4 family	$—	$763	$568	$173	$1,879

Acquired Loans

December 31, (in thousands)	2016	2015	2014
Residential 1-4 family	$6,098	$7,799	$9,223
Residential 5+ multifamily	5,649	6,136	8,735
Construction of residential 1-4 family	—	—	—
Home equity lines of credit	—	—	—
Residential real estate	11,747	13,935	17,958
Commercial	79,854	88,829	97,899
Construction of commercial	1,917	4,874	9,045
Commercial real estate	81,771	93,703	106,944
Farm land	—	—	—
Vacant land	—	—	—
Real estate secured	93,518	107,638	124,902
Commercial and industrial	20,329	46,764	68,714
Municipal	—	—	—
Consumer	68	77	122
Loans receivable, gross	113,915	154,479	193,738
Deferred loan origination fees and costs, net	—	—	—
Allowance for loan losses	(311)	(235)	(21)
Loans receivable, net	$113,604	$154,244	$193,717
Loans held-for-sale
Residential 1-4 family	$—	$—	$—

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2016 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Residential	$6,420	$11,136	$308,148	$325,704
Home equity lines of credit	1,138	873	33,476	35,487
Commercial	23,040	59,365	153,077	235,482
Construction of commercial	1,263	580	3,555	5,398
Land	1	2,800	7,713	10,514
Real estate secured	31,862	74,754	505,969	612,585
Commercial and industrial	28,267	41,017	72,189	141,473
Municipal	5,724	(1,516)	4,418	8,626
Consumer	1,296	3,059	1,025	5,380
Loans receivable, gross	$67,149	$117,314	$583,601	$768,064

The composition of loans receivable due after one year with either fixed, variable or adjustable interest rates is as follows:
December 31, 2016 (in thousands)	Fixed interest rates	Variable or adjustable interest rates
Residential	$145,755	$179,949
Home equity lines of credit	—	35,487
Commercial	120,478	115,004
Construction of commercial	2,721	2,677
Land	722	9,792
Real estate secured	269,676	342,909
Commercial and industrial	63,182	78,291
Municipal	6,438	2,188
Consumer	4,991	389
Loans receivable, gross	$344,287	$423,777

Loan Credit Quality

During 2016, total impaired and potential problem loans decreased by $3.5 million to $23.6 million, or 3.1% of gross loans receivable at December 31, 2016, from $27.1 million, compared to 3.9% of gross loans receivable at December 31, 2015.

The credit quality segments of loans receivable and their credit risk ratings are as follows:

Business Activities Loans

December 31, (in thousands)	2016	2015
Pass	$625,437	$514,154
Special mention	11,208	13,751
Performing loans	636,645	527,905
Substandard	4,816	1,223
Doubtful	—	—
Potential problem loans	4,816	1,223
Pass
Troubled debt restructured loans, accruing	3,014	2,874
All other non-accrual loans	3	85
Special mention
Troubled debt restructured loans, accruing	2,984	2,532
Substandard
Troubled debt restructured loans, accruing	945	1,305
Troubled debt restructured loans, non-accrual	2,262	3,044
All other non-accrual loans	3,391	10,006
Doubtful
Troubled debt restructured loans, accruing	89	92
Impaired loans	12,688	19,938
Loans receivable, gross	$654,149	$549,066

 Acquired Loans

December 31, (in thousands)	2016	2015
Pass	$102,479	$143,412
Special mention	5,331	5,085
Performing loans	107,810	148,497
Substandard	2,459	2,119
Doubtful	—	83
Potential problem loans	2,459	2,202
Pass
Troubled debt restructured loans, accruing	—	—
Special mention
Troubled debt restructured loans, accruing	—	—
Substandard
Troubled debt restructured loans, accruing	767	742
Troubled debt restructured loans, non-accrual	—	—
All other non-accrual loans	2,879	3,038
Doubtful
Troubled debt restructured loans, accruing	—	—
Troubled debt restructured loans, non-accrual	—	—
All other non-accrual loans	—	—
Impaired loans	3,646	3,780
Loans receivable, gross	$113,915	$154,479

Changes in impaired and potential problem loans are as follows:

	2016				2015
Years ended December 31,	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-	Accruing	problem		Non-	Accruing	problem
	accrual		loans	Total	accrual		loans	Total
Net loans placed on non-accrual status	$3,445	$(517)	$(1,791)	$1,137	$9,695	$(3,181)	$(3,591)	$2,923
Loans restored to accrual status	(3,167)	710	2,035	(422)	(1,178)	426	748	(4)
Loan risk rating downgrades to substandard	—	—	6,701	6,701	—	—	88	88
Loan risk rating upgrades from substandard	—	—	(2,900)	(2,900)	—	—	(4,379)	(4,379)
Loan repayments	(1,826)	(345)	(82)	(2,253)	(1,288)	(555)	(789)	(2,632)
Loan charge-offs (less charge offs for delinquent taxes)	(1,125)	—	(30)	(1,155)	(825)	—	—	(825)
Increase (decrease) in troubled debt restructuring	—	405	—	405	—	1,094	(766)	328
Real estate acquired in settlement of loans	(4,965)	—	—	(4,965)	(103)	—	—	(103)
Increase (decrease) in loans	$(7,638)	$253	$3,933	$(3,452)	$6,301	$(2,216)	$(8,689)	$(4,604)

Credit risk remained a focus of management’s attention during 2016. There was a decrease in total impaired and potential problem loans, down $3.5 million in 2016. Net loans placed on non-accrual status decreased to $1.1 million in 2016 from $2.9 million in 2015 as a result of actions taken in 2015.

Loans restored to accrual status increased to $0.4 million in 2016 compared to $4 thousand in 2015. Downgrades in loan risk ratings to substandard increased to $6.7 million in 2016 from $88 thousand in 2015. $2.9 million in loans were upgraded from substandard in 2016 compared to $4.4 million in 2015. Loan repayments decreased slightly to $2.3 million in 2016 from $2.6 million in 2015. Loan charge-offs increased to $1.2 million in 2016 from $0.8 million in 2015. Troubled debt restructures increased slightly to $0.4 million in 2016 from $0.3 million in 2015. Real estate acquired in settlement of loans increased to $5.0 million in 2016 from $0.1 million in 2015 based on the movement of assets from non-performing to OREO.

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

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower's financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

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

•	Loans risk rated as "special mention" possess credit deficiencies or potential weaknesses deserving management's close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
•	Loans risk rated as "substandard" are loans where the Bank's position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.
•	Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank's loan portfolio and risk ratings are examined annually on a rotating basis by its two primary regulatory agencies, the FDIC and CTDOB.

Impaired Loans

Impaired loans decreased $7.4 million during 2016 to $16.3 million, or 2.13% of gross loans receivable at December 31, 2016, from $23.7 million, or 3.37% of gross loans receivable at December 31, 2015.

December 31, (in thousands)	2016	2015	2014
Troubled debt restructurings, accruing	$7,798	$7,544	$9,760
Troubled debt restructurings, non-accrual	2,262	3,044	628
All other non-accrual loans	6,274	13,130	9,245
Impaired loans	$16,334	$23,718	$19,633

Non-Performing Assets

Non-performing assets decreased $3.7 million to $12.6 million at December 31, 2016, or 1.34% of assets, from $16.3 million or 1.82% of assets at December 31, 2015. The components of non-performing assets are as follows:

December 31, (in thousands)	2016	2015	2014	2013	2012
Commercial	$4,901	$4,611	$3,150	$1,857	$2,235
Vacant land	—	2,855	2,862	2,870	3,995
Farm land	1,002	1,031	384	384	—
Residential 1-4 family	1,920	6,446	3,007	1,525	3,024
Residential 5+ multifamily	163	89	89	—	—
Home equity lines of credit	519	601	348	402	442
Real estate secured	8,505	15,633	9,840	7,038	9,696
Commercial and industrial	27	461	33	134	164
Consumer	4	80	—	—	—
Non-accrual loans	8,536	16,174	9,873	7,172	9,860
Accruing loans past due 90 days and over	256	90	17	—	—
Non-performing loans	8,792	16,264	9,890	7,172	9,860
Real estate acquired in settlement of loans, net	3,773	—	1,002	377	244
Non-performing assets	$12,565	$16,264	$10,892	$7,549	$10,104

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Income in accordance with original terms	$1,085	$1,416	$680
Income recognized	404	327	48
Reduction in interest income	$681	$1,089	$632

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2016	2015	2014
Current	$1,005	$4,858	$1,854
Past due 30-59 days	344	306	54
Past due 60-89 days	—	27	214
Past due 90-179 days	2,516	1,320	1,464
Past due 180 days and over	4,927	9,753	6,304
Total non-performing loans	$8,792	$16,264	$9,890

At December 31, 2016, 11.43% of non-accrual loans were current with respect to loan payments, compared with 29.87% at December 31, 2015. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosure or liquidation.

On a combined basis, the five largest non-performing assets account for 52% of the non-performing assets while the combined ten largest assets account for 71% of total non-performing assets. Accordingly asset quality issues are confined to a small number of relationships and management does not consider them to be systemic. All of the ten largest non-performing relationships are secured by real estate. Three of these are OREO held for sale, five are actively moving through the legal process, and for the remaining two the collateral will be sold.

Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $0.5 million in 2016 to $10.1 million, or 1.31% of gross loans receivable, from $10.6 million, or 1.50% of gross loans receivable at December 31, 2015. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2016	2015	2014
Residential 1-4 family	$4,869	$4,351	$4,748
Home equity lines of credit	114	118	48
Personal	—	222	—
Vacant land	210	122	235
Commercial	2,549	2,666	4,065
Real estate secured	7,742	7,479	9,096
Commercial and industrial	56	65	664
Accruing troubled debt restructured loans	7,798	7,544	9,760
Residential 1-4 family	240	1,149	295
Home equity lines of credit	—	—	88
Commercial	2,022	1,554	235
Vacant land	—	—	—
Real estate secured	2,262	2,703	618
Commercial and Industrial		341	10
Non-accrual troubled debt restructured loans	2,262	3,044	628
Troubled debt restructured loans	$10,060	$10,588	$10,388

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2016	2015	2014
Current	$7,683	$7,224	$9,218
Past due 30-59 days	115	320	542
Past due 60-89 days	—	—	—
Accruing troubled debt restructured loans	7,798	7,544	9,760
Current	240	1,810	49
Past due 30-59 days	—	28	—
Past due 60-89 days	—	—	10
Past due 90-179 days	1,793	1,206	333
Past due 180 days and over	229	—	236
Non-accrual troubled debt restructured loans	2,262	3,044	628
Total troubled debt restructured loans	$10,060	$10,588	$10,388

At December 31, 2016, 78.76% of troubled debt restructured loans were current with respect to loan payments, as compared with 85.32% at December 31, 2015.

Past Due Loans

Loans past due 30 days or more decreased $3.6 million during 2016 to $12.3 million, or 1.60% of gross loans receivable at December 31, 2016, compared with $15.9 million, or 2.26% of gross loans receivable at December 31, 2015. The components of loans past due 30 days or greater are as follows:

December 31, (in thousands)	2016	2015	2014
Past due 30-59 days	$3,733	$3,533	$2,295
Past due 60-89 days	804	966	1,834
Past due 90-179 days	256	—	17
Past due 180 days and over	—	90	—
Accruing loans	4,793	4,589	4,146
Past due 30-59 days	344	306	54
Past due 60-89 days	—	27	214
Past due 90-179 days	2,260	1,320	1,447
Past due 180 days and over	4,927	9,663	6,305
Non-accrual loans	7,531	11,316	8,020
Total loans past due 30 days and over	$12,324	$15,905	$12,166

As of December 31, 2016, 2015 and 2014, there were specific reserves on troubled debt restructured loans amounting to $208,000, $454,000 and $969,000 respectively.

Potential Problem Loans

Potential problem loans increased $4.0 million during 2016 to $7.3 million or 0.95% of gross loans receivable at December 31, 2016, compared with $3.3 million, or 0.48% of gross loans receivable at December 31, 2015. The components of potential problem loans are as follows:

December 31, (in thousands)	2016	2015	2014
Residential 1-4 family	$514	$655	$2,829
Residential 5+ multifamily	—	—	975
Construction of residential 1-4 family	—	—	—
Home equity lines of credit	123	150	786
Residential real estate	637	805	4,590
Commercial	6,057	2,030	5,139
Construction of commercial	—	—	450
Commercial real estate	6,057	2,030	5,589
Farm land	—	—	723
Vacant land	—	23	66
Real estate secured	6,694	2,858	10,968
Commercial and industrial	581	478	1,146
Consumer	—	6	28
Other classified loans receivable	$7,275	$3,342	$12,142
38

The past due status of potential problem loans is as follows:

December 31, (in thousands)	2016	2015	2014
Current	$6,383	$2,945	$10,718
Past due 30-59 days	826	150	100
Past due 60-89 days	66	247	1,324
Total potential problem loans	$7,275	$3,342	$12,142

At December 31, 2016, 87.73% of potential problem loans were current with respect to loan payments, as compared with 88.12% at December 31, 2015.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $27.3 million during 2016, or 3.6%, to $781.8 million at December 31, 2016, compared with $754.5 million at December 31, 2015. Retail repurchase agreements increased $1.6 million during 2016 to $5.5 million at December 31, 2016, compared with $3.9 million at December 31, 2015. Total deposits at December 31, 2016 include a single relationship totaling $32.2 million, or 4.14% of total deposits.

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

December 31, 2016 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$10,835	$9,427	$11,294	$37,402	$68,958

FHLBB advances increased $10.2 million during 2016 to $37.2 million at December 31, 2016, compared with $27.0 million at December 31, 2015. The increase was primarily due to an overnight loan of $10 million entered into on December 30, 2016 and maturing January 3, 2017. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At December 31, 2016, there were no such letters of credit outstanding.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2016	2015
Highest month-end balance during period	$20,000	$—
Ending balance	10,000	—
Average balance during period	3,770	—
Weighted average rate during period	0.55%	0.00%

Subordinated Debentures

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed to Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $500 thousand to certain of Salisbury's related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. The notes are redeemable, without penalty, on or after December 15, 2020 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury's payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

Subordinated debentures totaled $9.8 million at December 31, 2016, which includes $212 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.24%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2016 include operating leases, a capital lease, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 19 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2016. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2016 (in thousands) By Remaining Maturity	Within 1 year	Within 1-3 years	Within 4-5 years	After 5 years	Total
Residential	$925	$1,630	$22	$3,573	$6,150
Home equity lines of credit	47	563	—	25,881	26,491
Commercial	398	1,176	615	3,435	5,624
Land	—	—	—	116	116
Real estate secured	1,370	3,369	637	33,005	38,381
Commercial and industrial	37,107	2,592	83	16,396	56,178
Municipal	—	—	—	250	250
Consumer	—	—	—	1,464	1,464
Unadvanced portions of loans	38,477	5,961	720	51,115	96,273
Commitments to originate loans	30,428	—	—	—	30,428
Standby letters of credit	882	229	—	1	1,112
Total	$69,787	$6,190	$720	$51,116	$127,813

LIQUIDITY

Salisbury manages its liquidity position to ensure it has sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary source of liquidity is deposits and though its preferred funding strategy is to attract and retain low cost deposits, its ability to do so is affected by competitive interest rates and terms in its marketplace, and other financial market conditions. Other sources of funding include cash flows from loan and securities principal payments and maturities, funds provided by operations, and discretionary use of national market certificates of deposit and FHLBB advances. Liquidity can also be provided through sales of securities and loans.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At December 31, 2016, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 21.89%, down from 22.67% at December 31, 2015. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for 2016 provided net cash of $11.3 million. Investing activities utilized net cash of $74.0 million, principally from loan originations and principal collections of $69.2 million and purchases of securities of $56.2 million, offset by sales, calls, and maturities of securities of $52.7 million. Financing activities provided net cash of $36.1 million, principally from a net deposit increase of $33.9 million and an FHLBB advance of $10 million, offset by a non- time deposits decrease of $6.6 million.

Operating activities for 2015 provided net cash of $8.1 million. Investing activities utilized net cash of $10.3 million, principally from sales, calls and maturities of securities of $29.5 million, offset by purchases of securities available-for-sale of $16.4 million and net loan originations and purchases of $24.5 million. Financing activities provided net cash of $28.3 million, principally from a net deposit and issuance of subordinated debt increase of $49.3 million, offset by payoff of SBLF preferred stock, repurchase agreements, repayment, modifications, and maturities of FHLBB advances of $18.0 million and cash dividend payments, on common and preferred stock, of $3.3 million.

Operating activities for 2014 provided net cash of $4.4 million. Investing activities provided net cash of $12.2 million, principally from cash acquired, calls and maturities of securities of $53.9 million, offset by net loan originations and purchases of $40.6 million. Financing activities provided net cash of $6.7 million, principally from a net deposit and repurchase agreement increase of $10.4 million, offset by repayment and maturities of FHLBB advances of $1.6 million and cash dividend payments, on common and preferred stock, of $2.1 million.

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $3.4 million in 2016 to $94.0 million at December 31, 2016. Contributing to the increase in shareholders’ equity for 2016 was net income of $6.7 million and restricted stock awards and related tax benefits of $0.3 million, partially offset by common stock dividends declared of $3.1 million and an other comprehensive loss of $0.6 million.

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

Salisbury paid noncumulative dividends on the Series B Preferred Stock paid noncumulative dividends. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2015 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock would have been 1.0%. Salisbury redeemed all of its Series B Preferred Stock in December 2015 prior to the scheduled increase in the dividend rate on such securities. Commencing with the second quarter of 2016, four and one-half years from its issuance, the dividend rate would have been fixed at 9.0% per annum.

In December 2015, Salisbury issued $10 million of subordinated debentures and used the proceeds along with other cash-on-hand to redeem all of the Series B Preferred Stock.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury's and the Bank's regulatory capital ratios are as follows at December 31, 2016 and 2015 under the regulatory capital rules then in effect:

	Minimum for		Well
	Capital Adequacy		Capitalized		December 31, 2016		December 31, 2015
	2016	2015	2016	2015	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	13.26%	12.92%	13.51%	13.10%
Common Equity Tier 1 Capital	4.50	4.50	6.50	6.50	11.02	12.05	11.17	12.23
Tier 1 Capital (to risk-weighted assets)	6.00	6.00	8.00	8.00	11.02	12.05	11.17	12.23
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	8.69	9.51	8.56	9.37

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 8% or above, a Common Equity Tier 1 ratio of 6.5% or above, and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank’s safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Salisbury. The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of December 31, 2016, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

Dividends

During 2016 and 2015, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $3,086,000 and $3,054,000, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 24, 2017 to shareholders of record on February 10, 2017. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on Salisbury's consolidated financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury's consolidated financial statements and related notes thereto presented elsewhere in this Form 10-K are prepared in conformity with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike some other types of companies, the financial nature of Salisbury's consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect Salisbury to some extent because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. There is no precise method, however, to measure the effects of inflation on the Company's consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation. Although not a material factor in recent years, inflation could impact earnings in future periods.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Salisbury manages its exposure to interest rate risk through its Asset/Liability Management Committee (“ALCO”) using risk limits and policy guidelines to manage assets and funding liabilities to produce financial results that are consistent with Salisbury's liquidity, capital adequacy, growth, risk and profitability targets. Interest rate risk is the risk of a negative impact to future earnings due to changes in interest rates.

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's December 31, 2016 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management's balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

The ALCO reviews the simulation results to determine whether Salisbury's exposure to change in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Salisbury's tolerance levels for changes in net interest income in its income simulations varies depending on the magnitude of interest rate changes and level of risk-based capital. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where interest rates remain stable over the forecast horizon. The ALCO also evaluates the directional trends of net interest income, net interest margin and other financial measures over the forecast horizon for consistency with its liquidity, capital adequacy, growth, risk and profitability targets.

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2016, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for short term rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate non-parallel downward shift in market interest rates ranging from 50 basis points for short term rates to 127 basis points for the 10-year Treasury; and (4) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 200 basis points for short term rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2016, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of December 31, 2016.

December 31, 2016 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates +300bp (static growth assumptions)	(4.88)%	3.57%
Immediately falling interest rates (static growth assumptions)	(2.18)	(4.46)
Immediately rising interest rates +200bp (static growth assumptions)	(2.38)	3.83

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

While the ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the re-pricing, maturity and prepayment characteristics of financial instruments and the composition of Salisbury's balance sheet may change to a different degree than estimated. Simulation modeling assumes Salisbury's expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from those used in ALCO's estimates for income simulation. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

Salisbury also monitors the potential change in market value of its available-for-sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to Salisbury's capital and liquidity position. Results are calculated using industry-standard analytical techniques and securities data. Available-for-sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

December 31, 2016 (in thousands)	Rates up 100bp	Rates up 200bp
Municipal bonds	$(314)	$(770)
Mortgage backed securities	(1,135)	(2,645)
Collateralized mortgage obligations	(91)	(202)
SBA pools	(4)	(8)
Other	(82)	(150)
Total available-for-sale debt securities	$(1,626)	$(3,775)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	45-46
Consolidated Balance Sheets	47
Consolidated Statements of Income	48
Consolidated Statements of Comprehensive Income	49
Consolidated Statements of Changes in Shareholders' Equity	49
Consolidated Statements of Cash Flows	50-51
Notes to Consolidated Financial Statements	52-94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Salisbury Bancorp, Inc.

Lakeville, Connecticut

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salisbury Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes LLC

Peabody, Massachusetts

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Salisbury Bancorp, Inc.

Lakeville, Connecticut

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014, of Salisbury Bancorp, Inc. and Subsidiary (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Salisbury Bancorp, Inc. and Subsidiary and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.

SHATSWELL, MacLEOD & COMPANY, P.C.

Peabody, Massachusetts

March 30, 2015

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

Years ended December 31, (dollars in thousands, except par value)	2016	2015
ASSETS
Cash and due from banks	$5,434	$14,891
Interest bearing demand deposits with other banks	30,051	47,227
Total cash and cash equivalents	35,485	62,118
Securities
Available-for-sale at fair value	79,623	76,694
Federal Home Loan Bank of Boston stock at cost	3,211	3,176
Loans held-for-sale	—	763
Loans receivable, net (allowance for loan losses: $6,127 and $5,716)	763,184	699,018
Other real estate owned	3,773	—
Bank premises and equipment, net	14,398	14,307
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $3,511 and $2,910)	1,737	2,338
Accrued interest receivable	2,424	2,307
Cash surrender value of life insurance policies	14,038	13,685
Deferred taxes	1,367	1,989
Other assets	3,574	2,245
Total Assets	$935,366	$891,192
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$218,420	$201,340
Demand (interest bearing)	127,854	125,465
Money market	182,476	183,783
Savings and other	135,435	119,651
Certificates of deposit	117,585	124,294
Total deposits	781,770	754,533
Repurchase agreements	5,535	3,914
Federal Home Loan Bank of Boston advances	37,188	26,979
Subordinated debt	9,788	9,764
Note payable	344	376
Capital lease liability	418	422
Accrued interest and other liabilities	6,316	4,630
Total Liabilities	841,359	800,618
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,758,086 and 2,733,576	276	273
Unearned compensation - restricted stock awards	(352)	(110)
Paid-in capital	42,085	41,364
Retained earnings	51,521	47,922
Accumulated other comprehensive income, net	477	1,125
Total Shareholders' Equity	94,007	90,574
Total Liabilities and Shareholders' Equity	$935,366	$891,192

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2016	2015	2014
Interest and dividend income
Interest and fees on loans	$32,050	$31,791	$19,616
Interest on debt securities
Taxable	1,183	1,179	1,406
Tax exempt	927	1,431	1,704
Other interest and dividends	294	209	129
Total interest and dividend income	34,454	34,610	22,855
Interest expense
Deposits	2,181	1,844	1,465
Repurchase agreements	6	7	8
Federal Home Loan Bank of Boston advances	947	1,064	1,184
Capital lease	70	70	47
Note payable	21	6	—
Subordinated debt	624	35	—
Total interest expense	3,849	3,026	2,704
Net interest and dividend income	30,605	31,584	20,151
Provision for loan losses	1,835	917	1,134
Net interest and dividend income after provision for loan losses	28,770	30,667	19,017
Non-interest income
Gains on securities, net	584	192	—
Trust and wealth advisory	3,338	3,265	3,295
Service charges and fees	3,133	2,986	2,431
Gains on sales of mortgage loans, net	229	274	64
Mortgage servicing, net	156	47	136
Other	451	510	326
Total non-interest income	7,891	7,274	6,252
Non-interest expense
Salaries	10,926	10,301	8,029
Employee benefits	3,891	3,729	3,136
Premises and equipment	3,375	3,541	2,831
Data processing	2,106	1,677	1,502
Professional fees	1,933	2,150	1,331
Collections, OREO, and appraisals	999	567	458
FDIC insurance	606	658	461
Marketing and community support	686	593	396
Amortization of intangibles	601	652	291
Merger and acquisition related expenses	—	—	1,974
Other	2,264	2,053	1,729
Total non-interest expense	27,387	25,921	22,138
Income before income taxes	9,274	12,020	3,131
Income tax provision	2,589	3,563	610
Net income	$6,685	$8,457	$2,521
Net income allocated to common stock	$6,633	$8,227	$2,328

Basic earnings per common share	$2.43	$3.04	$1.32
Weighted average common shares outstanding, to calculate basic earnings per share	2,733	2,706	1,764
Diluted earnings per common share	2.41	3.02	1.32
Weighted average common shares outstanding, to calculate diluted earnings per share	2,749	2,723	1,765
Common dividends per share	1.12	1.12	1.12

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2016	2015	2014
Net income	$6,685	$8,457	$2,521
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(399)	(1,297)	2,534
Reclassification of net realized gains in net income	(584)	(192)	—
Unrealized (losses) gains on securities available-for-sale	(983)	(1,489)	2,534
Income tax benefit (expense)	335	506	(862)
Unrealized (losses) gains on securities available-for-sale, net of tax	(648)	(983)	1,672
Change in unrecognized pension plan expense	—	—	(924)
Income tax benefit	—	—	314
Change in unrecognized pension plan expense, net of tax	—	—	(610)
Other comprehensive (loss) income, net of tax	(648)	(983)	1,062
Comprehensive income	$6,037	$7,474	$3,583

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Unearned	Accumulated
						compensation-	other comp-	Total
	Common Stock					restricted	rehensive	share-
(in thousands,			Preferred	Paid-in	Retained	stock	income	holders’
except share amounts)	Shares	Amount	Stock	capital	earnings	awards	(loss)	equity
Balances at December 31, 2013	1,710,121	$171	$16,000	$13,668	$42,240	$(335)	$1,046	$72,790
Net income for year	—	—	—	—	2,521	—	—	2,521
Other comprehensive income, net of tax	—	—	—	—	—	—	1,062	1,062
Common stock dividends declared ($1.12 per share)	—	—	—	—	(1,918)	—	—	(1,918)
Preferred stock dividends declared	—	—	—	—	(166)	—	—	(166)
Acquisition of Riverside Bank	1,001,485	100	—	27,151	—	—	—	27,251
Issuance of common stock for executives	2,250	—	—	61	—	—	—	61
Issuance of restricted common stock	6,750	1	—	182	—	(183)	—	—
Forfeiture of restricted common stock	(2,000)	—	—	(50)	—	50	—	—
Stock based compensation-restricted stock awards	—	—	—	—	—	155	—	155
Issuance of common stock for director fees	2,160	—	—	65	—	—	—	65
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income for year	—	—	—	—	8,457	—	—	8,457
Other comprehensive loss, net of tax	—	—	—	—	—	—	(983)	(983)
Common stock dividends declared ($1.12 per share)	—	—	—	—	(3,054)	—	—	(3,054)
Preferred stock dividends declared	—	—	—	—	(158)	—	—	(158)
Stock options exercised	9,450	1	—	182	—	—	—	183
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Forfeiture of restricted common stock	(300)	—	—	(7)	—	7	—	—
Issuance of common stock for directors fees	2,660	—	—	81	—	—	—	81
Stock based compensation-restricted stock awards	—	—	—	2	—	196	—	198
Redemption of preferred stock	—	—	(16,000)	—	—	—	—	(16,000)
Balances at December 31, 2015	2,733,576	$273	$—	$41,364	$47,922	$(110)	$1,125	$90,574
Net income for year	—	—	—	—	6,685	—	—	6,685
Other comprehensive loss, net of tax	—	—	—	—	—	—	(648)	(648)
Common stock dividends declared ($1.12 per share)	—	—	—	—	(3,086)	—	—	(3,086)
Stock options exercised	4,050	—	—	87	—	—	—	87
Issuance of restricted common stock	15,800	2	—	464	—	(466)	—	—
Forfeiture of restricted common stock	(100)	—	—	(3)	—	3	—	—
Issuance of common stock for directors fees	4,760	1	—	140	—	—	—	141
Stock based compensation-restricted stock awards	—	—	—	—	—	221	—	221
Tax benefit from stock compensation	—	—	—	33	—	—	—	33
Balances at December 31, 2016	2,758,086	$276	$—	$42,085	$51,521	$(352)	$477	$94,007

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2016	2015	2014
Operating Activities
Net income	$6,685	$8,457	$2,521
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	241	240	198
Bank premises and equipment	1,181	1,234	1,031
Core deposit intangible	601	652	291
Modification fees on Federal Home Loan Bank of Boston advances	230	—	—
Subordinated debt issuance costs	24	—	—
Mortgage servicing rights	242	356	303
Fair value adjustment on loans	(1,784)	(2,725)	(181)
Fair value adjustment on deposits	(121)	(417)	(69)
(Gains) and losses, including write-downs
Gain on sales and calls of securities available-for-sale, net	(584)	(192)	—
Gain on sales of loans, excluding capitalized servicing rights	(171)	(125)	(54)
Loss on other real estate owned	435	81	99
Loss on sale/disposals of premises and equipment	13	45	6
Provision for loan losses	1,835	917	1,134
Proceeds from loans sold	10,505	8,549	4,449
Loans originated for sale	(9,571)	(8,619)	(4,790)
(Increase) decrease in deferred loan origination fees and costs, net	(58)	14	(21)
Mortgage servicing rights originated	(95)	(148)	(17)
Increase (decrease) in mortgage servicing rights impairment reserve	20	3	(15)
(Increase) decrease in interest receivable	(117)	27	(162)
Deferred tax expense (benefit)	957	945	(673)
Increase in prepaid expenses	(296)	(295)	(57)
Increase in cash surrender value of life insurance policies	(353)	(371)	(245)
Increase in income tax receivable	(178)	(512)	—
(Decrease) increase in income taxes payable	—	(86)	64
(Increase) decrease in other assets	(242)	(103)	41
Increase (decrease) in accrued expenses	660	(155)	269
Decrease in interest payable	(60)	(16)	(3)
Increase in other liabilities	1,086	107	80
Stock based compensation-restricted stock awards	221	227	216
Tax benefit from stock compensation	(33)	—	—
Net cash provided by operating activities	11,273	8,090	4,415
Investing Activities
Maturity (purchase) of interest-bearing time deposits with other banks	—	—	738
(Purchase) redemption of Federal Home Loan Bank of Boston stock	(35)	339	1,825
Purchases of securities available-for-sale	(56,229)	(16,373)	(502)
Proceeds from sales of securities available-for-sale	4,865	3,861	—
Proceeds from calls of securities available-for-sale	14,221	10,925	8,115
Proceeds from maturities of securities available-for-sale	33,574	14,668	9,644
Loan originations and principal collections, net	(69,240)	(24,481)	(37,872)
Loans purchased	—	—	(2,711)
Recoveries of loans previously charged off	126	653	101
Proceeds from sales of other real estate owned	—	855	40
Purchase of life insurance policies	—	—	(1,100)
Capital expenditures	(1,285)	(779)	(2,156)
Cash and cash equivalents acquired
Union Savings Bank branch acquisition	—	—	17,462
Riverside Bank acquisition	—	—	18,650
Net cash (utilized) provided by investing activities	(74,003)	(10,332)	12,234

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2016	2015	2014
Financing Activities
Increase in deposit transaction accounts, net	33,946	56,023	16,306
Decrease in time deposits, net	(6,588)	(16,499)	(7,552)
Increase (decrease) in securities sold under agreements to repurchase, net	1,621	(249)	1,609
Short-term Federal Home Loan Bank of Boston advances	10,000	—	—
Long-term Federal Home Loan Bank of Boston advances	—	(791)	(1,598)
Principal payments on Federal Home Loan Bank of Boston advances	(21)	—	—
Modification fees on Federal Home Loan Bank of Boston advances	—	(1,043)	—
Principal payments on note payable	(32)	—	—
Decrease in capital lease obligation	(4)	(2)	(1)
Stock options exercised	87	183	—
Tax benefit from stock compensation	33	—	—
Issuance of shares for directors' fees	141	81	65
Payoff of preferred stock	—	(16,000)	—
Issuance of subordinated debt, net of issuance costs	—	9,764	—
Common stock dividends paid	(3,086)	(3,054)	(1,918)
Series B preferred stock dividends paid	—	(158)	(166)
Net cash provided (utilized) by financing activities	36,097	28,255	6,745
Net (decrease) increase in cash and cash equivalents	(26,633)	26,013	23,394
Cash and cash equivalents, beginning of year	62,118	36,105	12,711
Cash and cash equivalents, end of year	$35,485	$62,118	$36,105
Cash paid during year
Interest	$3,777	$3,460	$2,477
Income taxes	1,238	3,216	1,258
Non-cash transfers
From other real estate owned to loans	—	167	—
Note payable to finance building purchase	—	376	—
From loans to other real estate owned	4,955	101	764
From other real estate owned to other assets	747	—	—
Union Savings Bank, N.A. branch acquisition 2014
Cash and cash equivalents acquired	—	—	17,462
Net loans acquired	—	—	63
Fixed assets acquired	—	—	158
Core deposit intangible	—	—	490
Deposits assumed	—	—	18,172
Accrued interest payable assumed	—	—	1
Riverside Bank acquisition 2014
Cash and cash equivalents acquired	—	—	18,650
Investments acquired	—	—	11,742
Net loans acquired	—	—	196,305
Fixed assets acquired	—	—	1,543
Accrued interest receivable acquired	—	—	412
Cash surrender value of life insurance policies acquired			4,440
Other assets acquired	—	—	2,154
Core deposit intangible	—	—	2,215
Deposits assumed	—	—	211,200
Accrued interest payable assumed	—	—	28
Other liabilities assumed	—	—	1,705

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) is the bank holding company for Salisbury Bank (the “Bank”), a State chartered commercial bank. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through thirteen full-service offices located in Litchfield, Berkshire and Dutchess and Orange Counties in Connecticut, Massachusetts and New York, respectively.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The following is a summary of significant accounting policies:

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

Certain reclassifications have been made to the 2015 and 2014 financial statements to make them consistent with the 2016 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks. Due to the nature of cash and cash equivalents, Salisbury estimated that the carrying amount of such instruments approximated fair value. The nature of the Bank's business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions. In 2016, a 3% reserve ratio was assessed on net transaction accounts over $15.2 million, up to and including $110.2 million (which may be adjusted by the FRB). A 10% reserve ratio was assessed on net transaction accounts in excess of $110.2 million (which may be adjusted by the FRB). In 2015, a 3% reserve ratio was assessed on net transaction accounts over $14.5 million up to and including $103.6 million. A 10% reserve ratio was assessed on net transaction accounts in excess of $103.6 million.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of December 31, 2016. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

Troubled debt restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower's financial condition. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Salisbury by increasing the ultimate probability of collection.

Troubled debt restructured loans are classified as accruing or non-accruing based on management's assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the troubled debt restructuring generally remain on non-accrual status for approximately six months before management considers such loans for return to accruing status. Accruing troubled debt restructured loans are generally placed into non-accrual status if and when the borrower fails to comply with the restructured terms.

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

For loans that meet the criteria stipulated in Accounting Standards Codification (“ASC”) 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” Salisbury recognizes the accretable yield, which is defined as the excess of all cash flows expected to be collected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan's contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, Salisbury continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows Salisbury expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Such decreases may also result in recognition of additional provisions to the allowance for loan losses. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

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

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan or portion of a loan to be uncollectible.

The determination of the adequacy of the allowance is based on management's ongoing review of numerous factors, including the growth and composition of the loan portfolio, historical loss experience over an economic cycle, probable credit losses based upon internal and external portfolio reviews, credit risk concentrations, changes in lending policy, current economic conditions, analysis of current levels and asset quality, delinquency levels and trends, estimates of the current value of underlying collateral, the performance of individual loans in relation to contract terms, and other pertinent factors.

While management believes that the allowance for loan losses is adequate, the allowance is an estimate, and ultimate losses may vary from management's estimate. Future additions to the allowance may also be necessary based on changes in assumptions and economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity lines of credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management's general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during 2016.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - Salisbury generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are collateralized primarily by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate - Loans in this segment are primarily income-producing properties throughout Salisbury's market area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. For commercial loans management annually obtains business and personal financial statements, tax returns, and, where applicable, rent rolls, and continually monitors the repayment of these loans.

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

Municipal loans – Loans in this segment are extensions of credit to municipal and other governmental entities throughout Salisbury's market area. The bank-qualified, tax-exempt loans are backed by the full faith and credit of the borrowing entity with taxing or appropriating authority, as appropriate. Maturities range from one year for bond anticipation notes to twenty years for long-term project finance. The ability of the borrower to pay may be affected by an economic downturn resulting in a severe reduction in tax or other revenues coupled with the depletion of an entity's reserve liquidity. Historical default rates for bank-qualified (small issuer) general obligation municipal credit facilities are near 0%.

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

Unallocated

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Mortgage Servicing Rights

As part of our growth and risk management strategy, we from time to time will sell whole loans. These are typically fixed rate residential loans. Our ability to sell whole loans benefits the bank by freeing up capital and funding to lend to new customers. Additionally, we typically earn a gain on the sale of loans sold and receive a servicing fee while maintaining the customer relationship. Mortgage Servicing Rights (“MSRs”), which the bank evaluates with the assistance of a third party on a quarterly basis, are included in other assets on the consolidated balance sheets and are accounted for under the amortization method. Under that method mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are taken into consideration in estimating the period of net servicing revenues.

Other Real Estate Owned (“OREO”)

Salisbury's loans collateralized by real estate and all other real estate owned (“OREO”) are located principally in northwestern Connecticut and New York and Massachusetts towns, which constitute Salisbury's service area. Accordingly, the collectability of a substantial portion of the loan portfolio and OREO is susceptible to changes in market conditions in Salisbury's service area. While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in local economic conditions, particularly in Salisbury's service area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Salisbury's allowance for loan losses and valuation of OREO. Such agencies may require Salisbury to recognize additions to the allowance or write-downs based on their judgments of information available to them at the time of their examination.

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

As of December 31, 2016 and 2015, the recorded investment in residential mortgage loans collateralized by residential real estate that were in the process of foreclosure was $2.1 million and $2.9 million, respectively.

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

Bank Premises and Equipment

Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the related leases. Guidelines for expected useful life are as follows:

•	Buildings /Improvements – 39 years
•	Land Improvements – 15 years
•	Furniture and Fixtures – 7 years
•	Computer Equipment – 5 years
•	Software – 3 years

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury's intangible assets at December 31, 2016, and 2015, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319,000 arising from the 2007 purchase of a branch office in New York State, and $2,723,000 arising from the acquisition of Riverside Bank in December 2014. See Note 8.

On an annual basis, management assesses intangible assets for impairment, and for the year ending December 31, 2016, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Stock Based Compensation

Stock based compensation expense is recognized, based on the fair value at the date of grant, adjusted for expected forfeitures, on a straight line basis over the period of time between the grant date and vesting date.

Advertising Expense

Expenses related to advertising, totaling $508,000 and $403,000 in 2016 and 2015, respectively, is expensed as incurred and is not capitalized.

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

Recent Accounting Pronouncements

In May 2014, August 2015, May 2016, and December 2016, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, 2015-14, 2016-12, and 2016-20, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016). The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but rather affect only certain narrow aspects aimed to reduce the potential for diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in ASU 2016-20 include technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. Salisbury is currently reviewing ASU 2014-09, 2015-14, 2016-12, and 2016-20 to determine if they will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.”  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter.  If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.  Salisbury has adopted this ASU for the annual period beginning January 1, 2016. The adoption did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Salisbury does not expect ASU 2016-01 to have a material impact on its consolidated financial statements; however, Salisbury will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Salisbury is currently evaluating this ASU to determine the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Salisbury is currently evaluating the provisions of ASU 2016-09 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Salisbury is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on Salisbury’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU is intended to simplify and improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the revised guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. Entities will be required to apply on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Salisbury is currently evaluating the provisions of ASU 2016-16 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU is intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set of input, processes, and outputs is not a business. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities should apply the guidance prospectively on or after the effective date. Salisbury is currently evaluating the provisions of ASU 2017-01 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU is intended to allow companies to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The FASB is researching whether similar amendments should be considered for other entities, including public business entities. ASU 2017-04 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Entities should apply the guidance prospectively. Salisbury is currently evaluating the provisions of ASU 2017-04 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” This ASU is intended to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities may apply the guidance either retrospectively or modified retrospectively. Salisbury is currently evaluating the provisions of ASU 2017-05 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

NOTE 2 – MERGERS AND ACQUISITIONS

On December 5, 2014, the Company acquired Riverside Bank. Riverside Bank operated four banking offices serving Dutchess, Ulster and Orange Counties in New York, and was merged with and into the Bank.  This business combination is an extension of the Salisbury franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Riverside's operations.  The combination was negotiated between the companies and was approved by their respective shareholders and unanimously by their respective boards of directors.

Riverside Bank shareholders received 1,001,485 shares of the Company common stock. On the acquisition date, Riverside Bank had 741,876 outstanding common shares.  Salisbury exchanged its stock in a ratio of 1.35 shares of the Company's common stock for each share of Riverside Bank stock.  The 1,001,485 shares of Salisbury common stock issued in this exchange were valued at $27.19 per share based on the closing price of Salisbury posted on December 5, 2014 resulting in consideration paid of $27 million.  Salisbury paid $1,000 in cash consideration to settle all fractional shares outstanding of Riverside Bank.

The results of Riverside Bank's operations are included in Salisbury's Consolidated Statements of Income from the date of acquisition.

The assets and liabilities in the Riverside Bank acquisition were recorded at their fair value based on the utilization of third party specialists and management's best estimate using information available at the date of acquisition.  Consideration paid, and fair values of Riverside Bank's assets acquired and liabilities assumed are summarized in the following tables:

Consideration Paid: (In thousands)	Amount
Salisbury Bancorp common stock issued to Riverside Bank common stockholders	$27,230
Cash consideration paid for fractional shares	1
Riverside stock options, vested upon acquisition	20
Total consideration paid	$27,251

Recognized amounts of identifiable assets acquired and liabilities		Fair Value		As Recorded
assumed, at fair value:	As Acquired	Adjustment		at Acquisition
Cash and cash equivalents	$18,650	$—		$18,650
Investment securities	11,820	(78	) (a)	11,742
Loans	204,398	(8,093	) (b)	196,305
Premises and equipment	1,046	497	(c)	1,543
Other assets	7,006	—		7,006
Core deposit intangible	—	2,215		2,215
Deposits	(210,559)	(641	) (d)	(211,200)
Other liabilities	(1,733)	—		(1,733)
Total identifiable net assets	$30,628	$(6,100)		$24,528

Goodwill	—	—		$2,723

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the decrease in the book value of investments to their estimated fair value based on fair values on the date of acquisition.
(b)	The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $13.7 million at acquisition. Non-impaired loans not accounted for under ASU 310-30 had a carrying value of $190.7 million at acquisition.
(c)	The adjustment represents the appraised value of the land and building acquired in the acquisition. The land and building were recorded as fixed assets and the building will be amortized over its remaining useful life.
(d)	The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Riverside Bank were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  For collateral dependent loans with deteriorated credit quality, to estimate the fair value, Salisbury analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Riverside Bank's allowance for credit losses associated with the loans that were acquired as the loans were recorded at fair value upon acquisition.

Information about the acquired loan portfolio subject to purchased credit impaired loan accounting guidance (ASC 310-30) as of December 5, 2014 (acquisition date) is as follows:

(In thousands)	ASC 310-30 Loans
Contractually required principal and interest at acquisition	$16,209
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,288)
Expected cash flows at acquisition	11,921
Interest component of expected cash flows (accretable discount)	(1,293)
Fair value of acquired loans	$10,628

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30.

(In thousands)	2016	2015
Balance at beginning of period	$1,901	$1,242
Accretion	(980)	(1,109)
Disposals	(342)	—
Reclassification from non-accretable to accretable	611	1,768
Balance at end of period	$1,190	$1,901

At December 31, 2016 and 2015, Salisbury ASC 310-30 loans had an outstanding balance totaling $8.1 million and $10.9 million, respectively. The carrying value as of December 31, 2016 and 2015 was $7.1 million and $8.9 million, respectively.

The following pro forma information assumes that the acquisition occurred at the beginning of the earliest period presented.

Years ended December 31, (in thousands)	2014
Total revenue	$39,841
Net income	6,411
Net income allocated to common stock	6,245
Earnings per share
Basic	$2.26
Diluted	2.24

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

Direct merger, acquisition and integration costs of the Riverside Bank acquisition were expensed as incurred, and totaled $2.0 million in 2014.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2016
Available-for-sale
Municipal bonds	$15,800	$197	$1	$15,996
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	53,407	229	335	53,301
Collateralized mortgage obligations
U.S. Government agencies	1,470	4	—	1,474
Non-agency	3,327	414	6	3,735
SBA bonds	2,056	9	1	2,064
CRA mutual funds	834	—	16	818
Corporate bonds	2,000	16	3	2,013
Preferred stock	7	215	—	222
Total securities available-for-sale	$78,901	$1,084	$362	$79,623
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,211	$—	$—	$3,211

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2015
Available-for-sale
U.S. Treasury notes	$2,499	$42	$—	$2,541
U.S. Government agency notes	498	—	—	498
Municipal bonds	29,752	633	—	30,385
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	31,900	385	83	32,202
Collateralized mortgage obligations
U.S. Government agencies	2,002	12	—	2,014
Non-agency	4,487	468	7	4,948
SBA bonds	3,065	31	—	3,096
CRA mutual funds	766	—	2	764
Preferred stock	20	226	—	246
Total securities available-for-sale	$74,989	$1,797	$92	$76,694
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,176	$—	$—	$3,176
(1)	Net of other-than-temporary impairment write-downs recognized in prior years.

Sales of securities available-for-sale and gains realized are as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Proceeds	$4,865	$3,861	$—
Gains realized	569	180	—
Losses realized	—	(27)	—
Net gains realized	569	153	—
Income tax provision	193	52	—

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
Municipal bonds	$517	$1	$—	$—	$517	$1
Mortgage-backed securities	34,758	329	249	6	35,007	335
Collateralized mortgage obligations
Non-agency	60	—	339	5	399	5
SBA bonds	475	1	—	—	475	1
CRA mutual funds	818	16	—	—	818	16
Corporate bonds	498	3	—	—	498	3
Total temporarily impaired securities	37,126	350	588	11	37,714	361
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	174	1			174	1
Total temporarily impaired and other-than-temporarily impaired securities	$37,300	$351	$588	$11	$37,888	$362

December 31, 2015 (in thousands)
Available-for-sale
Mortgage-backed securities	$14,750	$83	$53	$—	$14,803	$83
Collateralized mortgage obligations
Non-agency	237	—	226	7	463	7
CRA mutual funds	764	2	—	—	764	2
Total temporarily impaired and other-than-temporarily impaired securities	$15,751	$85	$279	$7	$16,030	$92

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

December 31, 2016 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
Municipal bonds	Within 1 year	$76	$76	4.92%
	After 1 year but within 5 years	873	873	5.49
	After 10 years but within 15 years	2,915	2,952	6.46
	After 15 years	11,936	12,095	6.73
	Total	15,800	15,996	6.60
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	53,407	53,301	2.33
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	1,470	1,474	1.13
	Non-agency	3,327	3,735	4.10
SBA bonds		2,056	2,064	3.19
CRA mutual funds		834	818	4.02
Corporate bonds	After 5 years but within 10 years	2,000	2,013	5.50
Preferred stock		7	222	0.00
Securities available-for-sale		$78,901	$79,623	3.36%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2016.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider the twenty-one securities with unrealized losses at December 31, 2016 to be OTTI.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature and does not consider these investments to be other-than temporarily impaired at December 31, 2016.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature and does not consider these investments to be other-than temporarily impaired at December 31, 2016.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature and does not consider these investments to be other-than temporarily impaired at December 31, 2016.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at December 31, 2016, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2016. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

CRA mutual funds consist of an investment in a fixed income mutual fund ($818,000 in total fair value and $16,000 in total unrealized losses as of December 31, 2016).  The severity of the impairment (fair value is approximately 1.92% less than cost) and the duration of the impairment correlates with interest rates in 2016.  Salisbury evaluated the near-term prospects of this fund in relation to the severity and duration of the impairment.  Based on that evaluation, Salisbury does not consider this investment to be OTTI at December 31, 2016.

NOTE 4 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

Years ended December 31,	2016			2015
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$295,030	$6,098	$301,128	$261,495	$7,799	$269,294
Residential 5+ multifamily	7,976	5,649	13,625	6,411	6,136	12,547
Construction of residential 1-4 family	10,951	—	10,951	7,998	—	7,998
Home equity lines of credit	35,487	—	35,487	35,017	—	35,017
Residential real estate	349,444	11,747	361,191	310,921	13,935	324,856
Commercial	155,628	79,854	235,482	129,446	88,829	218,275
Construction of commercial	3,481	1,917	5,398	6,525	4,874	11,399
Commercial real estate	159,109	81,771	240,880	135,971	93,703	229,674
Farm land	3,914	—	3,914	3,193	—	3,193
Vacant land	6,600	—	6,600	8,563	—	8,563
Real estate secured	519,067	93,518	612,585	458,648	107,638	566,286
Commercial and industrial	121,144	20,329	141,473	74,657	46,764	121,421
Municipal	8,626	—	8,626	9,566	—	9,566
Consumer	5,312	68	5,380	6,195	77	6,272
Loans receivable, gross	654,149	113,915	768,064	549,066	154,479	703,545
Deferred loan origination fees and costs, net	1,247	—	1,247	1,189	—	1,189
Allowance for loan losses	(5,816)	(311)	(6,127)	(5,481)	(235)	(5,716)
Loans receivable, net	$649,580	$113,604	$763,184	$544,774	$154,244	$699,018
Loans held-for-sale
Residential 1-4 family	$—	$—	$—	$763	$—	$763

Salisbury has entered into loan participation agreements with other banks and transferred a portion of its originated loans to the participating banks. Transferred amounts are accounted for as sales and excluded from Salisbury's loans receivable. Salisbury and its participating lenders share ratably in any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. Salisbury services the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.

Salisbury also has entered into loan participation agreements with other banks and purchased a portion of the other banks' originated loans.  Purchased amounts are accounted for as loans without recourse to the originating bank.  Salisbury and its originating lenders share ratably in any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan.  The originating banks service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.

At December 31, 2016 and 2015, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $59.8 million and $63.0 million, respectively. During 2016, Salisbury sold participation interests in 3 loans with gross outstanding loan balances of $31.5 million; retaining $18.0 million in net balances.  Additionally, Salisbury purchased a participant share in 4 loans with outstanding balances of $0.4 million. There are construction loans in the portfolio that have not been fully drawn as of December 31, 2016.

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in northwestern Connecticut, New York and Massachusetts towns, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury's market area.

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

Loans rated as "special mention" possess credit deficiencies or potential weaknesses deserving management's close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

Loans rated as "substandard" are loans where the Bank's position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

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

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank's loan portfolio is examined periodically by its regulatory agencies, the FDIC and the Connecticut Department of Banking.

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$285,939	$6,170	$2,832	$89	$—	$295,030
Residential 5+ multifamily	5,907	1,906	163	—	—	7,976
Construction of residential 1-4 family	10,951	—	—	—	—	10,951
Home equity lines of credit	34,299	512	676	—	—	35,487
Residential real estate	337,096	8,588	3,671	89	—	349,444
Commercial	145,849	3,759	6,020	—	—	155,628
Construction of commercial	3,366	—	115	—	—	3,481
Commercial real estate	149,215	3,759	6,135	—	—	159,109
Farm land	2,912	—	1,002	—	—	3,914
Vacant land	6,513	87	—	—	—	6,600
Real estate secured	495,736	12,434	10,808	89	—	519,067
Commercial and industrial	118,804	1,734	606	—	—	121,144
Municipal	8,626	—	—	—	—	8,626
Consumer	5,288	24	—	—	—	5,312
Loans receivable, gross	$628,454	$14,192	$11,414	$89	$—	$654,149
66

Acquired Loans
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$5,989	$109	$—	$—	$—	$6,098
Residential 5+ multifamily	5,649	—	—	—	—	5,649
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	11,638	109	—	—	—	11,747
Commercial	70,007	4,059	5,788	—	—	79,854
Construction of commercial	1,659	—	258	—	—	1,917
Commercial real estate	71,666	4,059	6,046	—	—	81,771
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	83,304	4,168	6,046	—	—	93,518
Commercial and industrial	19,110	1,160	59	—	—	20,329
Municipal	—	—	—	—	—	—
Consumer	65	3	—	—	—	68
Loans receivable, gross	$102,479	$5,331	$6,105	$—	$—	$113,915

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$248,027	$6,933	$6,444	$91	$—	$261,495
Residential 5+ multifamily	4,507	1,815	89	—	—	6,411
Construction of residential 1-4 family	7,111	887	—	—	—	7,998
Home equity lines of credit	33,687	545	785	—	—	35,017
Residential real estate	293,332	10,180	7,318	91	—	310,921
Commercial	120,903	4,801	3,742	—	—	129,446
Construction of commercial	6,525	—	—	—	—	6,525
Commercial real estate	127,428	4,801	3,742	—	—	135,971
Farm land	2,162	—	1,031	—	—	3,193
Vacant land	5,567	69	2,927	—	—	8,563
Real estate secured	428,489	15,050	15,018	91	—	458,648
Commercial and industrial	72,887	1,214	555	1	—	74,657
Municipal	9,566	—	—	—	—	9,566
Consumer	6,171	18	6	—	—	6,195
Loans receivable, gross	$517,113	$16,282	$15,579	$92	$—	$549,066
Acquired Loans
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Residential 1-4 family	$6,824	$199	$776	$—	$—	$7,799
Residential 5+ multifamily	6,136	—	—	—	—	6,136
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	12,960	199	776	—	—	13,935
Commercial	80,406	4,005	4,418	—	—	88,829
Construction of commercial	4,612	—	262	—	—	4,874
Commercial real estate	85,018	4,005	4,680	—	—	93,703
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	97,978	4,204	5,456	—	—	107,638
Commercial and industrial	45,363	875	443	83	—	46,764
Municipal	—	—	—	—	—	—
Consumer	71	6	—	—	—	77
Loans receivable, gross	$143,412	$5,085	$5,899	$83	$—	$154,479

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2016
Residential 1-4 family	$291,941	$1,161	$213	$327	$1,388	$3,089	$236	$1,920
Residential 5+ multifamily	7,976	—	—	—	—	—	—	163
Construction of residential 1-4 family	10,951	—	—	—	—	—	—	—
Home equity lines of credit	35,190	155	88	—	54	297	—	519
Residential real estate	346,058	1,316	301	327	1,442	3,386	236	2,602
Commercial	152,905	451	250	1,793	229	2,723	—	2,022
Construction of commercial	3,481	—	—	—	—	—	—	—
Commercial real estate	156,386	451	250	1,793	229	2,723	—	2,022
Farm land	2,402	789	—	—	723	1,512	—	1,002
Vacant land	6,575	25	—	—	—	25	—	—
Real estate secured	511,421	2,581	551	2,120	2,394	7,646	236	5,626
Commercial and industrial	120,719	140	239	46	—	425	20	27
Municipal	8,626	—	—	—	—	—	—	—
Consumer	5,268	26	15	3	—	44	—	4
Loans receivable, gross	$646,034	$2,747	$805	$2,169	$2,394	$8,115	$256	$5,657

Acquired Loans

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2016
Residential 1-4 family	$5,954	$144	$—	$—	$—	$144	$—	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,603	144	—	—	—	144	—	—
Commercial	76,471	762	—	346	2,275	3,383	—	2,621
Construction of commercial	1,659	—	—	—	258	258	—	258
Commercial real estate	78,130	762	—	346	2,533	3,641	—	2,879
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	89,733	906	—	346	2,533	3,785	—	2,879
Commercial and industrial	19,904	425	—	—	—	425	—	—
Municipal	—	—	—	—	—	—	—	—
Consumer	68	—	—	—	—	—	—	—
Loans receivable, gross	$109,705	$1,331	$—	$346	$2,533	$4,210	$—	$2,879

Business Activities Loans

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2015
Residential 1-4 family	$255,933	$1,931	$683	$973	$1,975	$5,562	$—	$5,671
Residential 5+ multifamily	6,254	68	—	—	89	157	—	89
Construction of residential 1-4 family	7,998	—	—	—	—	—	—	—
Home equity lines of credit	34,107	306	101	113	390	910	—	601
Residential real estate	304,292	2,305	784	1,086	2,454	6,629	—	6,361
Commercial	128,058	474	—	233	681	1,388	—	2,349
Construction of commercial	6,525	—	—	—	—	—	—	—
Commercial real estate	134,583	474	—	233	681	1,388	—	2,349
Farm land	2,470	—	—	—	723	723	—	1,031
Vacant land	5,734	6	—	—	2,823	2,829	—	2,855
Real estate secured	447,079	2,785	784	1,319	6,681	11,569	—	12,596
Commercial and industrial	74,604	35	—	—	18	53	—	461
Municipal	9,566	—	—	—	—	—	—	—
Consumer	6,157	21	17	—	—	38	—	80
Loans receivable, gross	$537,406	$2,841	$801	$1,319	$6,699	$11,660	$—	$13,137
Acquired Loans
		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2015
Residential 1-4 family	$6,823	$—	$110	$—	$866	$976	$90	$776
Residential 5+ multifamily	6,136	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	12,959	—	110	—	866	976	90	776
Commercial	85,988	916	—	—	1,925	2,841	—	2,000
Construction of commercial	4,612	—	—	—	262	262	—	262
Commercial real estate	90,600	916	—	—	2,187	3,103	—	2,262
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	103,559	916	110	—	3,053	4,079	90	3,038
Commercial and industrial	46,599	83	82	—	—	165	—	—
Municipal	—	—	—	—	—	—	—	—
Consumer	77	—	—	—	—	—	—	—
Loans receivable, gross	$150,235	$999	$192	$—	$3,053	$4,244	$90	$3,038

Interest on non-accrual loans that would have been recorded as additional interest income for the years ended December 31, 2016, 2015 and 2014 had the loans been current in accordance with their original terms totaled $681,000, $1,089,000 and $632,000, respectively.

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans	December 31, 2016			December 31, 2015
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	4	$684	$684	3	$1,071	$1,071
Land	—	—	—	—	—	—
Commercial real estate	2	2,123	2,123	1	294	294
Construction of commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
HELOC	—	—	—	1	35	35
Troubled debt restructurings	6	$2,807	$2,807	5	$1,400	$1,400
Rate reduction and term extension	1	$174	$174	1	$294	$294
Debt consolidation and term extension	1	260	260	1	148	148
Debt Consolidation	1	1,863	1,863	—	—	—
Debt consolidation, rate reduction, term extension and note bifurcation	—	—	—	1	48	48
Term extension	3	510	510	2	910	910
Troubled debt restructurings	6	$2,807	$2,807	5	$1,400	$1,400

Acquired Loans	December 31, 2016			December 31, 2015
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$88	$88	—	$—	$—
Land	—	—	—	—	—	—
Commercial real estate	—	—	—	1	184	184
Construction of commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
HELOC	—	—	—	—	—	—
Troubled debt restructurings	1	$88	$88	1	$184	$184
Rate reduction and term extension	1	$88	$88	1	$184	$184
Debt consolidation and term extension	—	—	—	—	—	—
Debt Consolidation	—	—	—	—	—	—
Debt consolidation, rate reduction, term extension and note bifurcation	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Troubled debt restructurings	1	$88	$88	1	$184	$184

Seven loans were restructured during 2016. No concessions have been made with respect to loans that subsequently defaulted in the current reporting period. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2016		For the twelve months ending December 31, 2015
	Quantity	Balance	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	1	52	2	38
Residential 5+ multifamily	1	163	—	—
Commercial real estate (1)	1	1,793	1	—
Total	3	2,008	3	38
(1)	Includes a loan that defaulted during 2015 and was paid off as of December 31, 2015. A separate commercial real estate loan defaulted during 2016 that had a balance of $1,793 as of December 31, 2016.

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

Business Activities Loans

Years ended December 31, (in thousands)	2016	2015
Non-accrual loans, excluding troubled debt restructured loans	$3,395	$10,093
Non-accrual troubled debt restructured loans	2,262	3,044
Accruing troubled debt restructured loans	7,031	6,802
Total impaired loans	$12,688	$19,939
Commitments to lend additional amounts to impaired borrowers	$—	$—

Acquired Loans

Years ended December 31, (in thousands)	2016	2015
Non-accrual loans, excluding troubled debt restructured loans	$2,879	$3,038
Non-accrual troubled debt restructured loans	—	—
Accruing troubled debt restructured loans	767	742
Total impaired loans	$3,646	$3,780
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
	December 31, 2016					December 31, 2016
(In thousands)	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential	$2,477	$619	$(697)	$28	$2,427	$79	$(20)	$(59)	$—	$—
Commercial	1,466	253	(37)	1	1,683	132	290	(150)	3	275
Land	188	98	(88)	—	198	—	—	—	—	—
Real estate	4,131	970	(822)	29	4,308	211	270	(209)	3	275
Commercial and industrial	683	353	(37)	44	1,043	24	399	(415)	28	36
Municipal	61	(8)	—	—	53	—	—	—	—	—
Consumer	124	(4)	(67)	22	75	—	—	—	—	—
Unallocated	482	(145)	—	—	337	—	—	—	—	—
Totals	$5,481	$1,166	$(926)	$95	$5,816	$235	$669	$(624)	$31	$311

	December 31, 2015					December 31, 2015
(In thousands)	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential	$2,306	$746	$(698)	$123	$2,477	$—	$79	$—	$—	$79
Commercial	1,697	(18)	(214)	1	1,466	7	136	(16)	5	132
Land	164	157	(133)	—	188	—	—	—	—	—
Real estate	4,167	885	(1,045)	124	4,131	7	215	(16)	5	211
Commercial and industrial	583	(295)	(69)	464	683	14	(24)	—	34	24
Municipal	61	—	—	—	61	—	—	—	—	—
Consumer	117	71	(82)	18	124	—	(8)	—	8	—
Unallocated	409	73	—	—	482	—	—	—	—	—
Totals	$5,337	$734	$(1,196)	$606	$5,481	$21	$183	$(16)	$47	$235

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$289,900	$1,797	$5,130	$129	$295,030	$1,926
Residential 5+ multifamily	6,153	56	1,823	6	7,976	62
Construction of residential 1-4 family	10,951	91	—	—	10,951	91
Home equity lines of credit	34,854	326	633	22	35,487	348
Residential real estate	341,858	2,270	7,586	157	349,444	2,427
Commercial	151,940	1,587	3,688	60	155,628	1,647
Construction of commercial	3,366	36	115	—	3,481	36
Commercial real estate	155,306	1,623	3,803	60	159,109	1,683
Farm land	2,912	28	1,002	—	3,914	28
Vacant land	6,390	166	210	4	6,600	170
Real estate secured	506,466	4,087	12,601	221	519,067	4,308
Commercial and industrial	121,060	1,043	84	—	121,144	1,043
Municipal	8,626	53	—	—	8,626	53
Consumer	5,309	75	3	—	5,312	75
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$6,098	$—	$—	$—	$—	$—	$6,098	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	5,649	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,747	—	—	—	—	—	11,747	—
Commercial	72,569	22	3,388	191	3,897	59	79,854	272
Construction of commercial	1,659	3	258	—	—	—	1,917	3
Commercial real estate	74,228	25	3,646	191	3,897	59	81,771	275
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	85,975	25	3,646	191	3,897	59	93,518	275
Commercial and industrial	20,020	16	—	—	309	20	20,329	36
Municipal	—	—	—	—	—	—	—	—
Consumer	52	—	—	—	16	—	68	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$106,047	$41	$3,646	$191	$4,222	$79	$113,915	$311

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$253,156	$1,415	$8,339	$610	$261,495	$2,025
Residential 5+ multifamily	4,640	33	1,771	—	6,411	33
Construction of residential 1-4 family	7,998	65	—	—	7,998	65
Home equity lines of credit	34,298	286	719	68	35,017	354
Residential real estate	300,092	1,799	10,829	678	310,921	2,477
Commercial	125,173	1,265	4,273	113	129,446	1,378
Construction of commercial	6,403	87	122	1	6,525	88
Commercial real estate	131,576	1,352	4,395	114	135,971	1,466
Farm land	2,162	23	1,031	14	3,193	37
Vacant land	5,486	122	3,077	29	8,563	151
Real estate secured	439,316	3,296	19,332	835	458,648	4,131
Commercial and industrial	74,131	673	526	10	74,657	683
Municipal	9,566	61	—	—	9,566	61
Consumer	6,115	124	80	—	6,195	124
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2015
Residential 1-4 family	$7,023	$—	$776	$79	$—	$—	$7,799	$79
Residential 5+ multifamily	6,136	—	—	—	—	—	6,136	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	13,159	—	776	79	—	—	13,935	79
Commercial	81,300	19	2,742	107	4,787	2	88,829	128
Construction of commercial	4,612	4	262	—	—	—	4,874	4
Commercial real estate	85,912	23	3,004	107	4,787	2	93,703	132
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	99,071	23	3,780	186	4,787	2	107,638	211
Commercial and industrial	45,650	24	—	—	1,114	—	46,764	24
Municipal	—	—	—	—	—	—	—	—
Consumer	61	—	—	—	16	—	77	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$144,782	$47	$3,780	$186	$5,917	$2	$154,479	$235

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2016 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$636,645	$5,062	$—	$—	$636,645	$5,062
Potential problem loans	4,816	196	—	—	4,816	196
Impaired loans	—	—	12,688	221	12,688	221
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2016 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$107,810	$55	$—	$—	$107,810	$55
Potential problem loans	2,459	65	—	—	2,459	65
Impaired loans	—	—	3,646	191	3,646	191
Unallocated allowance	—	—	—	—	—	—
Totals	$110,269	$120	$3,646	$191	$113,915	$311

Business Activities Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2015 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$527,905	$4,110	$—	$—	$527,905	$4,110
Potential problem loans	1,223	44	—	—	1,223	44
Impaired loans	—	—	19,938	845	19,938	845
Unallocated allowance	—	482	—	—	—	482
Totals	$529,128	$4,636	$19,938	$845	$549,066	$5,481

Acquired Loans

	Collectively evaluated		Individually evaluated		Total portfolio
December 31, 2015 (in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$148,580	$46	$—	$—	$148,580	$46
Potential problem loans	2,119	2	—	—	2,119	2
Impaired loans	—	—	3,780	187	3,780	187
Unallocated allowance	—	—	—	—	—	—
Totals	$150,699	$48	$3,780	$187	$154,479	$235

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2016
Residential	$3,516	$3,684	$5,907	$135	$88	$3,437	$4,031	$2,822	$94
Home equity lines of credit	406	435	462	22	2	227	277	331	3
Residential real estate	3,922	4,119	6,369	157	90	3,664	4,308	3,153	97
Commercial	3,021	3,304	3,347	60	34	667	897	934	42
Construction of commercial	—	—	56	—	—	115	121	63	8
Farm land	—	—	394	—	—	1,002	1,140	622	—
Vacant land	46	46	1,786	4	3	164	189	195	12
Real estate secured	6,989	7,469	11,952	221	127	5,612	6,655	4,967	159
Commercial and industrial	—	—	31	—	—	84	130	201	3
Consumer	—	—	—	—	—	3	16	7	—
Totals	$6,989	$7,469	$11,983	$221	$127	$5,699	$6,801	$5,175	$162

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2016
Residential	$—	$—	$504	$—	$—	$—	$—	$238	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	504	—	—	—	—	238	—
Commercial	1,254	1,628	725	191	14	2,134	2,621	2,112	38
Construction of commercial	—	—	—	—	—	258	272	258	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,254	1,628	1,229	191	14	2,392	2,893	2,608	38
Commercial and industrial	—	—	77	—	—	—	—	19	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,254	$1,628	$1,306	$191	$14	$2,392	$2,893	$2,627	$38
Business Activities Loans
	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential	$7,482	$8,094	$6,449	$610	$167	$2,628	$2,770	$3,089	$98
Home equity lines of credit	535	659	260	68	9	184	199	423	2
Residential real estate	8,017	8,753	6,709	678	176	2,812	2,969	3,512	100
Commercial	3,131	3,405	2,850	113	123	1,142	1,393	1,624	49
Construction of commercial	122	128	9	1	7	—	—	116	—
Farm land	733	773	400	14	25	298	352	461	—
Vacant land	2,870	3,836	3,015	29	3	207	241	72	9
Real estate secured	14,873	16,895	12,983	835	334	4,459	4,955	5,785	158
Commercial and industrial	95	98	145	10	4	431	481	383	22
Consumer	—	—	—	—	—	80	108	12	1
Totals	$14,968	$16,993	$13,128	$845	$338	$4,970	$5,544	$6,180	$181

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2015
Residential	$599	$716	$273	$79	$—	$177	$177	$376	$7
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	599	716	273	79	—	177	177	376	7
Commercial	675	826	698	107	34	2,067	2,843	2,011	32
Construction of commercial	—	—	—	—	—	262	273	167	22
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,274	1,542	971	186	34	2,506	3,293	2,554	61
Commercial and industrial	—	—	6	—	—	—	4	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,274	$1,542	$977	$186	$34	$2,506	$3,297	$2,554	$61

NOTE 5 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2016	2015
Residential mortgage loans serviced for others	$125,243	$130,816
Fair value of mortgage servicing rights	902	1,315

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Mortgage Servicing Rights
Balance, beginning of period	$486	$694	$980
Originated	95	148	17
Amortization (1)	(242)	(356)	(303)
Balance, end of period	339	486	694
Valuation Allowance
Balance, beginning of period	(3)	—	(15)
(Increase) decrease in impairment reserve (1)	(20)	(3)	15
Balance, end of period	(23)	(3)	—
Mortgage servicing rights, net	$316	$483	$694
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2016	2015
Securities available-for-sale (at fair value)	$63,833	$67,750
Loans receivable	137,117	153,269
Total pledged assets	$200,950	$221,019

At December 31, 2016, securities were pledged as follows: $58.2 million to secure public deposits, $5.5 million to secure repurchase agreements and $0.1 million to secure FHLBB and FRB advances. Additionally, loans receivable are pledged to secure FHLBB advances and credit facilities.

NOTE 7 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2016	2015
Land	$2,593	$2,593
Buildings and improvements	11,641	11,514
Leasehold improvements	1,697	1,682
Capital lease	425	425
Furniture, fixtures, equipment and software	6,823	6,220
Fixed assets in process	708	185
Total cost	23,887	22,619
Accumulated depreciation and amortization	(9,489)	(8,312)
Bank premises and equipment, net	$14,398	$14,307

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Goodwill (1)
Balance, beginning of period	$12,552	$12,552	$9,829
Additions	—	—	2,723
Impairment	—	—	—
Balance, end of period	$12,552	$12,552	$12,552
Core Deposit Intangibles
Cost, beginning of period	$5,248	$5,248	$2,543
Union Savings branch purchase	—	—	490
Riverside Bank merger	—	—	2,215
Impairment	—	—	—
Cost, end of period	5,248	5,248	5,248
Amortization, beginning of period	(2,910)	(2,258)	(1,967)
Amortization	(601)	(652)	(291)
Amortization, end of period	(3,511)	(2,910)	(2,258)
Core deposit intangibles, net	$1,737	$2,338	$2,990
(1)	Not subject to amortization.

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

Salisbury performed an evaluation of its goodwill and intangible assets during 2016. There was no impairment recognized as of December 31, 2016 or 2015.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years' digits method. Estimated annual amortization expense of core deposit intangibles is as follows:

Years ended December 31, (in thousands)	CDI amortization
2017	$461
2018	342
2019	288
2020	234
2021	180
2022	130
2023	78
2024	24

NOTE 9 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows:

Years ended December 31, (in thousands)	CD maturities
2017	$56,943
2018	20,014
2019	18,652
2020	10,521
2021	10,023
2022	1,432
Total	$117,585

The total amount and scheduled maturities of time certificates of deposit in denominations of $250,000 or more were as follows:

Years ended December 31, (in thousands)	2016	2015
Within three months	$1,326	$2,520
After three through six months	2,746	2,624
After six through twelve months	2,323	2,929
Over one year	7,199	3,195
Total	$13,594	$11,268

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (in thousands)	2016	2015
Repurchase agreements, ending balance	$5,535	$3,914
Repurchase agreements, average balance during period	3,770	4,111
Book value of collateral	5,507	7,287
Market value of collateral	5,540	7,349
Weighted average rate during period	0.16%	0.17%
Weighted average maturity	1 day	1 day

NOTE 11 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2016			December 31, 2015
Years ended December 31, (dollars in thousands)	Total (1)	Callable (2)	Rate (3)	Total (1)	Callable (2)	Rate (3)
Overnight	$10,000	$—	0.80%	$—	$—	-%
2016	—	—	—	21	—	5.06
2017	—	—	—	—	—	—
2018	7,000	—	3.69	7,000	—	3.69
2019	—	—	—	—	—	—
2020	14,495	—	2.08	14,337	—	2.08
2021	5,693	—	2.39	5,621	—	2.39
Total	$37,188	$—	2.09%	$26,979	$—	2.58%
(1)	Net of modification costs
(2)	Represents the portion of advances that are callable. Callable advances are presented by scheduled maturity. Callable advances are callable quarterly or one time callable by the FHLBB.
(3)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $94.5 million and access to an unused FHLBB line of credit of $3.5 million at December 31, 2016. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

Two advances were modified during the third quarter 2015, and such modifications were accounted for in accordance with ASC 470-50. The modification extended $21 million in advances a weighted average 39 months. No advances were modified during 2016.

Subordinated Debentures:

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed to Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $500 thousand to certain of Salisbury's related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. The notes are redeemable, without penalty, on or after December 15, 2020 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury's payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

Subordinated debentures totaled $9.8 million at December 31, 2016, which includes $212 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.24%.

NOTE 12 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Federal	$1,344	$2,186	$1,057
State	288	432	226
Current provision	1,632	2,618	1,283
Federal	852	896	(553)
State	105	49	(120)
Deferred expense (benefit)	957	945	(673)
Income tax provision	$2,589	$3,563	$610

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31,	2016	2015	2014
Income tax at statutory federal tax rate	34.00%	34.00%	34.00%
State tax, net of federal tax benefit	2.80	2.63	2.23
Tax exempt income and dividends received deduction	(9.07)	(7.38)	(30.22)
Merger/acquisition related costs	—	—	7.77
Other	0.19	0.39	5.71
Effective income tax rates	27.92%	29.64%	19.49%

The components of Salisbury's net deferred tax assets are as follows:

Years ended December 31, (in thousands)	2016	2015
Allowance for loan losses	$2,023	$1,877
Interest on non-performing loans	362	343
Accrued deferred compensation	268	153
Post-retirement benefits	17	17
Other real estate owned write-downs	184	—
Restricted stock awards	62	147
Mark-to-market purchase accounting adjustments	513	1,109
Write-down of securities	588	1,497
Other	64	22
Gross deferred tax assets	4,081	5,165
Deferred loan costs, net	(457)	(436)
Goodwill and core deposit intangible asset	(848)	(853)
Accelerated depreciation	(1,048)	(1,130)
Mortgage servicing rights	(116)	(177)
Net unrealized holding gain on available-for-sale securities	(245)	(580)
Gross deferred tax liabilities	(2,714)	(3,176)
Net deferred tax asset	$1,367	$1,989

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

In accordance with Connecticut legislation, in 2004, Salisbury formed a Passive Investment Company (“PIC”), SBT Mortgage Service Corporation. Salisbury does not expect to pay state income tax in the foreseeable future unless there is a change in Connecticut law.

Salisbury's policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2016 and 2015, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through December 31, 2016.

NOTE 13 – SHAREHOLDERS' EQUITY

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on Salisbury's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Salisbury and the Bank must meet specific guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Salisbury and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2016, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of December 31, 2016, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
Salisbury	$96,166	13.26%	$57,997	8.0%	n/a	—
Bank	93,690	12.92	57,996	8.0	$72,495	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	43,498	6.0	n/a	—
Bank	87,392	12.05	43,497	6.0	57,996	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	32,623	4.5	n/a	—
Bank	87,392	12.05	32,623	4.5	47,122	6.5
Tier 1 Capital (to average assets)
Salisbury	79,868	8.69	37,282	4.0	n/a	—
Bank	87,392	9.51	36,762	4.0	45,953	5.0
December 31, 2015
Total Capital (to risk-weighted assets)
Salisbury	$92,030	13.51%	$54,509	8.0%	n/a	—
Bank	89,249	13.10	54,504	8.0	$68,131	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	40,878	6.0	n/a	—
Bank	83,340	12.23	40,878	6.0	54,504	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	76,120	11.17	30,659	4.5	n/a	—
Bank	83,340	12.23	30,659	4.5	44,285	6.5
Tier 1 Capital (to average assets)
Salisbury	76,120	8.56	36,102	4.0	n/a	—
Bank	83,340	9.37	35,593	4.0	44,491	5.0

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

Preferred Stock

In August 2011, Salisbury issued to the U.S. Secretary of the Treasury (the “Treasury”) $16 million of its Series B Preferred Stock under the Small Business Lending Fund (the “SBLF”) program. Such Series B Preferred Stock was redeemed by Salisbury in December 2015. The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The Preferred Stock qualified as Tier 1 capital for regulatory purposes and ranked senior to the Common Stock.

During fourth quarter 2015, the Company completed an offering of $10 million of unsecured 6.00% fixed-to–floating rate subordinated notes due in 2025. The notes qualify as Tier II capital and are included as such within the Company's total risk-based capital ratio.

The net proceeds of the offering, along with cash on hand, were used during the fourth quarter 2015 to redeem the $16 million of Senior Non-Cumulative Perpetual Preferred Stock issued in conjunction with the Company's participation in the U.S. Treasury's SBLF program.

NOTE 14 – PENSION AND OTHER BENEFITS

Salisbury had an insured noncontributory defined benefit retirement plan which was available to employees prior to December 31, 2012 based upon age and length of service. Effective December 31, 2012, the pension plan was frozen by amending the plan to freeze retirement benefits at current levels and discontinue future benefit accruals. The plan was terminated effective October 15, 2014.  During 2012, Salisbury decided to complete its transition from providing retirement benefits under a defined benefit pension plan to a defined contribution 401(k) plan, which is discussed below.

Years ended December 31, (in thousands)	2014
Change in projected benefit obligation
Benefit obligation at beginning of year	$5,250
Actuarial gain	(977)
Service cost	—
Interest cost	277
Curtailments and settlements	—
Benefits paid	(4,550)
Benefit obligation at end of year	—
Change in plan assets
Plan assets at estimated fair value at beginning of year	6,868
Actual return on plan assets	(2,318)
Contributions by employer	—
Curtailments and settlements	—
Benefits paid	(4,550)
Fair value of plan assets at end of year	—
Funded status and recognized asset
included in other assets on the balance sheet	$—

The components of net periodic cost are as follows:

Years ended December 31, (in thousands)	2014
Service cost	$—
Interest cost on benefit obligation	277
Expected return on plan assets	(297)
Amortization of net gain	(1)
Net periodic benefit cost	(21)
Additional amount recognized due to settlement or curtailment	—
(21)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss	923
Amortization of net gain	1
Total recognized in other comprehensive loss (income)	924
Total recognized in net periodic benefit and other comprehensive loss	$903

The discount rate used to determine the net periodic benefit cost was 5.10% for 2014; and the expected return on plan assets was 4.35% for 2014.

In 2014, Salisbury terminated the Defined Benefit Pension Plan.  Excess assets in the amount of $1,018,000 were distributed to the Bank's Defined Contribution Plan (401(k)) and the Employee Stock Ownership Plan (ESOP) for future allocations to employees.  The division of the excess pension assets was 66.67% to the 401(k) account (or $679,000) and 33.33% to the ESOP account (or $339,000).

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. Effective December 31, 2012, and simultaneously with the freezing of the pension plan, the 401(k) Plan was amended to include a safe harbor contribution of 4% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan.

Both the safe harbor and additional discretionary match, if any, vest immediately.

Salisbury’s 401(k) Plan contribution expense for 2016, 2015 and 2014 was $832,000, $679,000 and $331,000, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $173,000, $323,000, and $15,000 in 2016, 2015, and 2014, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $746,000 and $672,000 at December 31, 2016, and 2015, respectively. Expense under this arrangement was $74,000 for 2016, $91,000 for 2015, and $53,000 for 2014.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $68,000 and $88,000 at December 31, 2016, and 2015, respectively. The related expense amounted to $5,000, $7,000 and $8,000 for 2016, 2015 and 2014, respectively.

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen year period as described in the agreement. The related liability was $589,000 and $629,000 at December 31, 2016 and December 31, 2015, respectively. The related expenses were immaterial for all periods presented.

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

In 2016, 2015, and 2014, the Bank awarded nine (9), six (6) and seven (7) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $46,000 in 2016, $39,000 in 2015, and $0 in 2014. In 2014, there was also a recovery of $8,000 of prior expenses from contributions in 2013. Based on the Executive’s date of retirement, the vesting schedule ranges from 7.7% per year to 50% per year.

Management Agreements: Salisbury or the Bank has entered into various management agreements with its named executive officers, including a severance agreement with Mr. Cantele, President and Chief Executive Officer, a change in control agreement with Mr. White, Executive Vice President and Chief Financial Officer, and an employment agreement with Mr. Davies, President of the New York Region and Chief Lending Officer. Such agreements are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury’s operations.

NOTE 15 - 2011 LONG TERM INCENTIVE PLAN

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

Under the Plan, the total number of shares of Common Stock reserved and available for issuance in the ten years following adoption of the Plan in connection with Awards under the Plan is 84,000 shares of Common Stock, which represented less than 5% of Salisbury’s outstanding shares of Common Stock at the time the Plan was adopted. Shares of Common Stock with respect to Awards previously granted under the Plan that are cancelled, terminate without being exercised, expire, are forfeited or lapse will again be available for issuance as Awards. Also, shares of Common Stock subject to Awards settled in cash and shares of Common Stock that are surrendered in payment of any Award or any tax withholding requirements will again be available for issuance as Awards. No more than 30,000 shares of Common Stock may be issued pursuant to Awards in any one calendar year. In addition, the Plan limits the total number of shares of Common Stock that may be awarded as Incentive Stock Options (“ISOs”) to 42,000 and the total number of shares of Common Stock that may be issued as Directors Stock Retainer Awards to 15,000. The Directors stock retainer awards were increased from 120 shares per year to 240 shares per year effective January 25, 2013. Effective January 29, 2016, the Directors stock retainer award was increased from 240 shares to 340 shares annually. In 2016, 2015, and 2014, there were 4,760, 2,660 and 2,160 shares issued, respectively, and the related compensation expense was $141,000, $81,000 and $65,000, respectively.

On January 29, 2016, the Compensation Committee granted a total of 47,470 Phantom Stock Appreciation Units pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”), including 23,012 units to three Named Executive Officers. Mr. Cantele received 11,484 units, Mr. Davies received 5,963 units and Mr. White received 5,565 units. The units will vest on the third anniversary of the grant date.

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

Grants of Restricted Stock

On January 29, 2016, Salisbury granted a total of 15,800 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to 42 employees, including 6,000 shares to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer, John Davies, President of the NY Region and Chief Lending Officer and Donald E. White, Chief Financial Officer, were granted 5,000, 500 and 500 shares, respectively. The fair value of the stock for all awards, as of the grant date, was determined to be $466,000 and the stock will become vested three years from the grant date.

On March 27, 2015, Salisbury granted a total of 1,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to one (1) Named Executive Officer, Richard J. Cantele, Jr., President and Chief Executive Officer. The fair value of the stock as of the grant date was determined to be $29,000 and the stock vested immediately. On January 3, 2014, Salisbury granted a total of 3,000 shares of restricted stock, pursuant to its 2011 Long Term Incentive Plan, to two (2) employees, including 2,000 shares to Donald E. White, Chief Financial Officer, and 1,000 shares to Richard P. Kelly, Executive Vice President and Chief Credit Officer. The stock vested in January 2017, three years from the grant date.

On December 4, 2014, Salisbury granted a total of 1,000 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, to Richard J. Cantele, Jr., President and Chief Executive Officer. These shares, with a fair value of $27,000, vested immediately.

On December 5, 2014, Salisbury granted a total of 5,000 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, to two (2) employees, including 3,000 shares to John Davies, New York Regional President and Chief Lending Officer, and 2,000 shares to Todd Rubino, Senior Vice President and Senior Commercial Loan Officer. Of these 5,000 shares, 1,250 immediately vested with a fair value of $34,000 and the remaining 3,750 shares vest over a period of 36 months.

The fair value of vested restricted stock awards during 2016 totaled $562,000. The remaining weighted average vesting period on restricted shares as of December 31, 2016, over which unrecognized compensation cost is expected to be recognized, is 1.58 years.

Expense in 2016, 2015, and 2014 totaled $215,000, $222,000 and $216,000, respectively. Unrecognized compensation cost relating to the awards as of December 31, 2016 and 2015 totaled $352,000 and $110,000, respectively. Forfeitures in 2016, 2015, and 2014 totaled 100, 300, and 2,000 shares, respectively.

NOTE 16 – STOCK OPTIONS

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. The table below reflects the remaining outstanding options related to this transaction and presents a summary of the status of Salisbury's outstanding stock options as of and for the year ended December 31, 2016:

Year ended December 31, 2016	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	64,800	$22.66
Granted	—	—
Exercised	4,050	21.48
Forfeited or expired	5,400	21.48
End of period	55,350	$22.86	4.17	$810,500

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

All options are vested and exercisable at December 31, 2016.

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $41,000, $75,000 and $0, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2016	2015
Balance, beginning of period	$8,120	$8,060
Advances	831	5,045
Repayments	(1,033)	(4,985)
Balance, end of period	$7,918	$8,120

NOTE 18 - COMPREHENSIVE INCOME

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The components of comprehensive income are as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Net income	$6,685	$8,457	$2,521
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(399)	(1,297)	2,534
Reclassification of net realized gains in net income(1)	(584)	(192)	—
Unrealized (losses) gains on securities available-for-sale	(983)	(1,489)	2,534
Income tax benefit (expense)	335	506	(862)
Unrealized (losses) gains on securities available-for-sale, net of tax	(648)	(983)	1,672
Pension plan expense (see Note 14)	—	—	(924)
Income tax benefit	—	—	314
Pension plan expense, net of tax	—	—	(610)
Other comprehensive (loss) income, net of tax	(648)	(983)	1,062
Comprehensive income	$6,037	$7,474	$3,583

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains on securities, net; the tax effect is included in the income tax provision; and the after tax amount is included in net income. The income tax expense related to reclassification of net realized gains was $199,000, $67,000, and $0 in 2016, 2015 and 2014, respectively.

The components of accumulated other comprehensive income is as follows:

December 31, (in thousands)	2016	2015
Unrealized gains on securities available-for-sale, net of tax	$477	$1,125
Accumulated other comprehensive income	$477	$1,125

NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

On December 31, 2015, the Bank selected a new provider for core account processing services and other miscellaneous services, and has completed its core systems conversion with the new provider in November of 2016. The agreement will continue until the eighth anniversary of the commencement date, which was November 14, 2016.

The Bank leases facilities and equipment under operating leases that expire at various dates through 2024. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $245,000, $295,000 and $147,000 for 2016, 2015 and 2014, respectively.

Future minimum lease payments at December 31, 2016 are as follows:

Future minimum lease payments (in thousands)
2017	$313
2018	220
2019	187
2020	190
2021	136
2022	28
2023	16
$1,090

The Bank leases a facility under a capital lease that expires in 2029 with an option to terminate the lease in 2018. The lease has varying renewal options, requires a fixed annual rent, and provides that real estate taxes, insurance, and maintenance are to be paid by the Bank. The following is a schedule by years of future minimum lease payments under the capital lease with the present value of the net minimum lease payments as of December 31, 2016.

Future minimum lease payments (in thousands)
2017	$73
2018	73
2019	84
2020	84
2021	84
Thereafter	612
Total minimum lease payments	1,010
Less amount representing interest	592
$418

Employment and Change in Control Agreements

Salisbury has entered into severance agreements with certain senior executives, including with one (1) named executive officer, Richard J. Cantele, Jr., which provide payouts ranging from 0.5 to 2.0 times base salary and other benefits. Salisbury has also entered into several change in control agreements including with named executive officers, Richard J. Cantele, Jr., and Donald E. White, and an employment agreement with named executive officer John Davies, all of which provide a severance payment ranging from 0.5 to 2.9 times base salary and other benefits in the event employment is terminated in conjunction with a defined change in control.

Contingent Liabilities

The Bank is involved in various claims and legal proceedings, which are not material, arising in the ordinary course of business.

As previously disclosed, the Bank, individually and in its capacity as a former Co-Trustee of the Erling C. Christophersen Revocable Trust (the “Trust”), was named as a defendant in litigation filed in the Connecticut Complex Litigation Docket in Stamford, captioned John Christophersen v. Erling Christophersen, et al., X08-CV-08-5009597S (the “First Action”). The Bank also was a counterclaim-defendant in related mortgage foreclosure litigation in the Connecticut Complex Litigation Docket in Stamford, captioned Salisbury Bank and Trust Company v. Erling C. Christophersen, et al., X08-CV-10-6005847-S (the “Foreclosure Action,” together with the First Action, the “Actions”). The other parties to the Actions were John R. Christophersen; Erling C. Christophersen, individually and as Co-Trustee of the Trust; Bonnie Christophersen and Elena Dreiske, individually and as Co-Trustees of the Mildred B. Blount Testamentary Trust; People's United Bank; Law Offices of Gary Oberst, P.C.; Rhoda Rudnick; and Hinckley Allen & Snyder LLP.

The Actions involved a dispute over title to certain real property located in Westport, Connecticut, which was secured by a commercial mortgage in favor of the Bank on the Westport property. This mortgage was the subject of the Foreclosure Action brought by the Bank. The Court, in 2016, ruled in favor of the bank as to the foreclosure action and as such brings this matter to a close. As a result of the foreclosure the bank has taken ownership of the property and the carrying value is reflected in the OREO balance as of December 31, 2016.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or to which any of its property is subject.

NOTE 20 - FINANCIAL INSTRUMENTS

The Bank, in the normal course of business and to meet the financing needs of its customers, is a party to financial instruments with off-balance sheet risk.    These financial instruments include commitments to originate loans, letters of credit, and unadvanced funds on loans.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2016 and 2015, the maximum potential amount of the Bank's obligation was $1,112,000 and $1,401,000, respectively, for financial, commercial and standby letters of credit.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit.  If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (in thousands)	2016	2015
Residential	$6,150	$6,620
Home equity lines of credit	26,491	25,912
Commercial	5,624	13,922
Land	116	218
Real estate secured	38,381	46,672
Commercial and industrial	56,178	67,725
Municipal	250	790
Consumer	1,464	1,507
Unadvanced portions of loans	96,273	116,694
Commitments to originate loans	30,776	37,688
Letters of credit	1,112	1,401
Total	$128,161	$155,783

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $81,000 and $93,000 as of December 31, 2016 and December 31, 2015, respectively.

NOTE 21 - FAIR VALUE MEASUREMENTS

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

In accordance with ASC 820-10, Salisbury groups its financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2016.

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

Borrowed funds. Advances from Federal Home Loan Bank – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities. Subordinated Debentures – The fair value is estimated by using the Mid Line price as indicated for the end of the period on Bloomberg.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2016
Assets at fair value on a recurring basis
Municipal bonds	$—	$15,996	$—	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	53,301	—	53,301
Collateralized mortgage obligations:
U.S. Government agencies	—	1,474	—	1,474
Non-agency	—	3,735	—	3,735
SBA bonds	—	2,064	—	2,064
CRA mutual funds	818	—	—	818
Corporate bonds	—	2,013	—	2,013
Preferred stock	222	—	—	222
Securities available-for-sale	$1,040	$78,583	$—	$79,623
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	5,256	5,256
Other real estate owned	—	—	3,773	3,773
December 31, 2015
Assets at fair value on a recurring basis
U.S. Treasury notes	$—	$2,541	$—	$2,541
U.S. Government agency notes	—	498	—	498
Municipal bonds	—	30,385	—	30,385
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	32,202	—	32,202
Collateralized mortgage obligations:
U.S. Government agencies	—	2,014	—	2,014
Non-agency	—	4,948	—	4,948
SBA bonds	—	3,096	—	3,096
CRA mutual funds	764	—	—	764
Preferred stock	246	—	—	246
Securities available-for-sale	$1,010	$75,684	$—	$76,694
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	15,211	15,211
Other real estate owned	—	—	—	—
89

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Cash and cash equivalents	$35,485	$35,485	$35,485	$—	$—
Securities available-for-sale	79,623	79,623	1,040	78,583	—
Federal Home Loan Bank stock	3,211	3,211	—	—	3,211
Loans receivable, net	763,184	774,442	—	—	774,442
Accrued interest receivable	2,424	2,424	—	—	2,424
Cash surrender value of life insurance	14,038	14,038	14,038	—	—
Financial Liabilities
Demand (non-interest-bearing)	$218,420	$218,420	$—	$—	$218,420
Demand (interest-bearing)	127,854	127,854	—	—	127,854
Money market	182,476	182,476	—	—	182,476
Savings and other	135,435	135,435	—	—	135,435
Certificates of deposit	117,585	118,610	—	—	118,610
Deposits	781,770	782,795	—	—	782,795
Repurchase agreements	5,535	5,535	—	—	5,535
FHLBB advances	37,188	38,440	—	—	38,440
Subordinated debt	9,788	10,378	—	—	10,378
Note payable	344	377	—	—	377
Capital lease liability	418	841	—	—	841
Accrued interest payable	89	89	—	—	89
December 31, 2015
Financial Assets
Cash and cash equivalents	$62,118	$62,118	$62,118	$—	$—
Securities available-for-sale	76,694	76,694	1,010	75,684	—
Federal Home Loan Bank stock	3,176	3,176	—	—	3,176
Loans held-for-sale	763	778	—	—	778
Loans receivable, net	699,018	707,154	—	—	707,154
Accrued interest receivable	2,307	2,307	—	—	2,307
Cash surrender value of life insurance	13,685	13,685	13,685	—	—
Financial Liabilities
Demand (non-interest-bearing)	$201,340	$201,340	$—	$—	$201,340
Demand (interest-bearing)	125,465	125,465	—	—	125,465
Money market	183,783	183,783	—	—	183,783
Savings and other	119,651	119,651	—	—	119,651
Certificates of deposit	124,294	125,437	—	—	125,437
Deposits	754,533	755,676	—	—	755,676
Repurchase agreements	3,914	3,914	—	—	3,914
FHLBB advances	26,979	28,559	—	—	28,559
Subordinated debt	9,764	9,764	—	—	9,764
Note payable	376	405	—	—	405
Capital lease liability	422	870	—	—	870
Accrued interest payable	150	150	—	—	150

NOTE 22 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2016	2015
Assets
Cash and due from banks	$2,681	$2,612
Investment in bank subsidiary	101,146	97,794
Other assets	11	5
Total Assets	$103,838	$100,411
Liabilities and Shareholders' Equity
Subordinated debt	$9,788	$9,764
Other liabilities	43	73
Shareholders' equity	94,007	90,574
Total Liabilities and Shareholders' Equity	$103,838	$100,411

Statements of Income Years ended December 31, (in thousands)	2016	2015	2014
Dividends from subsidiary	$3,491	$2,743	$2,143
Interest income	6	19	21
Interest expense	624	35	—
Expenses	337	511	986
Income before taxes and equity in undistributed net income of subsidiary	2,536	2,216	1,178
Income tax benefit	369	192	91
Income before equity in undistributed net income of subsidiary	2,905	2,408	1,269
Equity in undistributed net income of subsidiary	3,780	6,049	1,252
Net income	$6,685	$8,457	$2,521

Statements of Cash Flows Years ended December 31, (in thousands)	2016	2015	2014
Net income	$6,685	$8,457	$2,521
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(3,780)	(6,049)	(1,252)
Other	(13)	(275)	85
Net cash provided by operating activities	2,892	2,133	1,354
Investing Activities
Investment in bank	—	—	(27,251)
Maturities of interest-bearing time deposits of other banks	—	—	738
Net cash utilized by investing activities	—	—	(26,513)
Financing Activities
Common stock dividends paid	(3,086)	(3,054)	(1,918)
Preferred stock dividends paid	—	(158)	(166)
Proceeds from issuance of subordinated debt, net of issuance costs	—	9,764	—
Redemption of preferred stock	—	(16,000)	—
Proceeds from issuance of common stock	263	491	126
Issuance of Salisbury stock to Riverside shareholders	—	—	27,251
Net cash (utilized) provided by financing activities	(2,823)	(8,957)	25,293
Increase (decrease) in cash and cash equivalents	69	(6,824)	134
Cash and cash equivalents, beginning of period	2,612	9,436	9,302
Cash and cash equivalents, end of period	$2,681	$2,612	$9,436

NOTE 23 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2016	2015	2014
Net income	$6,685	$8,457	$2,521
Less: Preferred stock dividends declared	—	(158)	(166)
Net income allocated to common stock	6,685	8,299	2,355
Less: Undistributed earnings allocated to participating securities	(52)	(72)	(27)
Net income allocated to common stock	$6,633	$8,227	$2,328
Weighted average common shares issued	2,755	2,730	1,785
Less: Unvested restricted stock awards	(22)	(24)	(21)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,733	2,706	1,764
Add: Dilutive effect of stock options	16	17	1
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,749	2,723	1,765
Earnings per common share (basic)	$2.43	$3.04	$1.32
Earnings per common share (diluted)	$2.41	$3.02	$1.32

NOTE 24 – SUBSEQUENT EVENTS

Salisbury has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The Board of Directors of Salisbury declared a $0.28 per common share quarterly cash dividend at their January 27, 2017 meeting. The dividend was paid on February 24, 2017 to shareholders of record as of February 10, 2017.

On January 27, 2017, the Compensation Committee granted a total of 56,600 Phantom Stock Appreciation Units pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, including 23,100 units to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 11,500 units, John Davies, President New York Region and Chief Lending Officer received 6,000 units and Donald E. White, Chief Financial Officer received 5,600 units. The units will vest on the third anniversary of the grant date.

On January 17, 2017, the Bank entered into a Purchase Agreement, which is subject to Regulatory and other conditions, for an additional property to support the operations and infrastructure of the bank.

On January 12, 2017, the Bank entered into a Purchase and Assumption Agreement with Empire State Bank, pursuant to which the Bank will purchase the New Paltz, New York Branch of Empire State Bank, subject to regulatory approval and other conditions. Upon completion of the transaction the bank will assume approximately $31 million in deposits and purchase approximately $6.8 million in branch related loans. The transaction, in accordance with GAAP, will be accounted for utilizing the purchase accounting method.

On February 24, 2017 the Board of Directors approved the 2017 Long Term Incentive Plan which is subject to shareholder approval. The 2017 Long Term Incentive Plan provides the Compensation Committee the ability to grant awards of a similar nature to those available under the 2011 Long Term Incentive Plan.  Upon Shareholder approval of the 2017 Long Term Incentive Plan, no further awards will be granted under the 2011 Long Term Incentive Plan and any reserved but ungranted awards will be cancelled.

NOTE 25 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2016 and 2015 is as follows:

Year ended December 31, 2016 (in thousands, except ratios and per share amounts)	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Statement of Income
Interest and dividend income	$8,583	$8,522	$8,670	$8,679
Interest expense	919	955	9,833	992
Net interest and dividend income	7,664	7,567	7,687	7,687
Provision (benefit) for loan losses	463	525	344	503
Gains on securities, net	2	146	9	427
Trust and Wealth Advisory	784	884	849	821
Service charges and fees	702	753	822	856
Gains on sales of mortgage loans, net	39	57	55	78
Mortgage servicing, net	34	45	40	37
Other	114	116	113	108
Non-interest income	1,675	2,001	1,888	2,327
Non-interest expense	6,837	6,640	6,500	7,411
Income before income taxes	2,039	2,403	2,731	2,100
Income tax provision	527	669	812	580
Net income	1,512	1,734	1,919	1,520
Net income allocated to common stock	1,499	1,721	1,904	1,509
Financial Condition
Total assets	$891,804	$913,494	$928,445	$935,366
Loans, net	728,845	749,523	753,623	763,184
Allowance for loan losses	5,877	5,718	5,892	6,127
Securities	82,151	83,874	79,738	82,834
Deposits	755,658	754,471	786,730	781,770
Repurchase agreements	2,620	3,355	3,581	5,535
FHLBB advances	27,031	47,083	27,134	37,188
Shareholders' equity	91,402	92,584	93,554	94,007
Non-performing assets	16,829	14,579	14,496	12,565
Per Common Share Data
Earnings, basic	$0.55	$0.63	$0.70	$0.55
Earnings, diluted	0.55	0.63	0.69	0.55
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	27.84	28.28	28.63	28.90
Market price: (a)
High	34.43	32.75	32.52	38.15
Low	29.51	29.78	29.60	30.92
Statistical Data
Net interest margin (fully tax equivalent)	3.79%	3.71%	3.57%	3.45%
Efficiency ratio (fully tax equivalent)	69.28	66.51	64.13	67.08
Return on average assets	0.68	0.77	0.81	0.65
Return on average shareholders' equity	6.68	7.58	8.20	6.43
Weighted average common shares outstanding, basic	2,723	2,735	2,737	2,737
Weighted average common shares outstanding, diluted	2,741	2,749	2,751	2,755
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $0.10 per share ("Common Stock") trades on the NASDAQ Capital Market under the symbol: SAL. As of March 1, 2017, there were approximately 2,182 shareholders of record of the Company's Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2015 (in thousands, except ratios and per share amounts)	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Statement of Income
Interest and dividend income	$8,682	$8,555	$8,664	$8,709
Interest expense	744	754	753	775
Net interest and dividend income	7,938	7,801	7,911	7,934
(Benefit) provision for loan losses	(200)	196	655	266
Gains on securities, net	175	11	6	—
Trust and Wealth Advisory	822	890	798	755
Service charges and fees	710	759	773	744
Gains on sales of mortgage loans, net	94	86	47	47
Mortgage servicing, net	(30)	30	18	29
Other	114	115	115	166
Non-interest income	1,885	1,891	1,757	1,741
Non-interest expense	6,835	6,539	6,205	6,342
Income before income taxes	3,188	2,957	2,808	3,067
Income tax provision	953	886	824	900
Net income	2,234	2,071	1,984	2,167
Net income allocated to common stock	2,194	2,032	1,945	2,127
Financial Condition
Total assets	$865,037	$860,794	$904,233	$891,192
Loans, net	676,734	677,726	687,719	699,018
Allowance for loan losses	5,182	5,059	5,659	5,716
Securities	84,694	92,932	83,886	79,870
Deposits	724,910	720,734	761,479	754,533
Repurchase agreements	3,278	2,771	4,210	3,914
FHLBB advances	28,403	28,033	26,928	26,979
Shareholders' equity	103,211	104,104	105,450	90,574
Non-performing assets	14,875	14,995	16,602	16,264
Per Common Share Data
Earnings, basic	$0.81	$0.74	$0.71	$0.78
Earnings, diluted	0.80	0.74	0.71	0.77
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	31.96	32.26	32.72	33.13
Market price: (a)
High	30.39	32.30	31.74	33.70
Low	26.08	28.80	28.38	28.80
Statistical Data
Net interest margin (fully tax equivalent)	4.11%	4.01%	3.91%	3.88%
Efficiency ratio (fully tax equivalent)	65.45	62.91	60.40	63.64
Return on average assets	1.03	0.94	0.87	0.94
Return on average shareholders' equity	10.22	9.26	8.64	9.34
Weighted average common shares outstanding, basic	2,699	2,706	2,708	2,710
Weighted average common shares outstanding, diluted	2,716	2,724	2,724	2,727
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury's management, including Salisbury's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Salisbury's disclosure controls and procedures at and for the year ended December 31, 2016. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury's disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Salisbury and its subsidiary are responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, Salisbury's principal executive and principal financial officers, or persons performing similar functions, and effected by Salisbury's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Salisbury;
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of Salisbury are being made only in accordance with authorizations of management and directors of Salisbury; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Salisbury's assets that could have a material effect on the financial statements.

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2016 was effective.

This annual report does not include an attestation report of Salisbury's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Salisbury's registered public accounting firm pursuant to rules of the SEC that permit Salisbury to provide only Management's Report in this annual report.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2016 that materially affected or are reasonably likely to materially affect Salisbury's internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears in Salisbury's Proxy Statement for the 2016 Annual Meeting of Shareholders, under the captions “Executive Officers;” “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof.

Salisbury maintains a Code of Ethics and Conflicts of Interest Policy that applies to all of Salisbury's directors, officers and employees, including Salisbury's principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics and Conflicts of Interest Policy is available upon request, without charge, by writing to Shelly L. Humeston, Secretary, Salisbury Bank and Trust Company, 5 Bissell Street, P.O. Box 1868, Lakeville, Connecticut 06039.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item appears in Salisbury's Proxy Statement for the 2017 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury’s Proxy Statement for the 2017 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” “Directors and Nominees for Election for a Three Year Term” and “Director Independence” and “Executive Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2017 Annual Meeting of Shareholders, under the captions “Directors and Nominees for Election for a Three Year Term” and “Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2017 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Warrant to purchase Common Stock dated March 13, 2009. (incorporated by reference to Exhibit 4.1 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011). (Such Warrant was repurchased by Salisbury on November 2, 2011 and simultaneously cancelled. See Exhibit 10.8 below).
4.2	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed December 10, 2015).
10.1	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.2	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2001 Annual Report on Form 10-KSB/A filed May 8, 2002). (Such Plan expired in 2011 and was replaced by the 2011 Long Term Incentive Plan. See Exhibit 10.9 below).
10.3	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.4	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.5	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.6	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.7	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.8	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.9	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.10	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.11	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.12	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Form 10-K filed March 30, 2016).
10.13	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 30, 2016).
10.14	Employment Agreement with John M. Davies (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 30, 2016).
10.15	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 10, 2015). (incorporated by reference to Exhibit 10.15 of Form 10-K filed on March 30, 2016).
10.16	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and subject to approval by shareholders at Salisbury’s 2016 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s proxy filed March 20, 2017.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
23.2	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules
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
March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ Michael D. Gordon
Louis E. Allyn, II	Michael D. Gordon
Director	Director
March 31, 2017	March 31, 2017

/s/ Charles M. Andola	/s/ Polly Diane Hoe
Charles M. Andola	Polly Diane Hoe
Director	Director
March 31, 2017	March 31, 2017

/s/ George E. Banta	/s/ Nancy F. Humphreys
George E. Banta	Nancy F. Humphreys
Director	Director
March 31, 2017	March 31, 2017

/s/ Arthur J. Bassin	/s/ Holly J. Nelson
Arthur J. Bassin	Holly J. Nelson
Director	Director
March 31, 2017	March 31, 2017

/s/ Louise F. Brown	/s/ John F. Perotti
Louise F. Brown	John F. Perotti
Director	Director
March 31, 2017	March 31, 2017

/s/ Richard J. Cantele, Jr.	/s/ Rudolph P. Russo
Richard J. Cantele, Jr.	Rudolph P. Russo
Director, President and Chief Executive Officer	Director
March 31, 2017	March 31, 2017

/s/ David B. Farrell	/s/ Michael A. Varet
David B. Farrell	Michael A. Varet
Director	Director, Chairman of the Board
March 31, 2017	March 31, 2017

/s/ Donald E. White
Donald E. White
Chief Financial Officer
and Chief Accounting Officer
March 31, 2017

