Form 10-Q
period 2017-03-31
SALISBURY BANCORP INC
filed 2017-05-15
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 15, 2017 is 2,782,842.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share value)	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from banks	$6,376	$5,434
Interest bearing demand deposits with other banks	34,916	30,051
Total cash and cash equivalents	41,292	35,485
Securities
Available-for-sale at fair value	76,849	79,623
Federal Home Loan Bank of Boston stock at cost	3,510	3,211
Loans held-for-sale	53	—
Loans receivable, net (allowance for loan losses: $6,285 and $6,127)	764,665	763,184
Other real estate owned	3,833	3,773
Bank premises and equipment, net	14,574	14,398
Goodwill	12,552	12,552
Intangible assets (net of accumulated amortization: $3,638 and $3,511)	1,611	1,737
Accrued interest receivable	2,431	2,424
Cash surrender value of life insurance policies	14,126	14,038
Deferred taxes	1,361	1,367
Other assets	2,692	3,574
Total Assets	$939,549	$935,366
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$201,215	$218,420
Demand (interest bearing)	132,527	127,854
Money market	182,438	182,476
Savings and other	141,085	135,435
Certificates of deposit	115,151	117,585
Total deposits	772,416	781,770
Repurchase agreements	2,350	5,535
Federal Home Loan Bank of Boston advances	52,745	37,188
Subordinated debt	9,794	9,788
Note payable	335	344
Capital lease liability	417	418
Accrued interest and other liabilities	6,271	6,316
Total Liabilities	844,328	841,359
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,770,036 and 2,758,086	277	276
Paid-in capital	42,394	42,085
Retained earnings	52,351	51,521
Unearned compensation - restricted stock awards	(288)	(352)
Accumulated other comprehensive income, net	487	477
Total Shareholders' Equity	95,221	94,007
Total Liabilities and Shareholders' Equity	$939,549	$935,366

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands except per share amounts)	2017	2016
Interest and dividend income
Interest and fees on loans	$8,342	$7,930
Interest on debt securities
Taxable	317	293
Tax exempt	164	286
Other interest and dividends	83	74
Total interest and dividend income	8,906	8,583
Interest expense
Deposits	515	509
Repurchase agreements	1	1
Capital lease	17	17
Note payable	2	5
Subordinated debt	156	156
Federal Home Loan Bank of Boston advances	262	231
Total interest expense	953	919
Net interest and dividend income	7,953	7,664
Provision for loan losses	352	463
Net interest and dividend income after provision for loan losses	7,601	7,201
Non-interest income
Trust and wealth advisory	854	784
Service charges and fees	962	702
Gains on sales of mortgage loans, net	49	39
Mortgage servicing, net	45	34
Gains on sales and calls of available-for-sale securities, net	—	2
Other	113	114
Total non-interest income	2,023	1,675
Non-interest expense
Salaries	2,890	2,573
Employee benefits	1,088	1,088
Premises and equipment	895	892
Data processing	472	447
Professional fees	717	380
Collections and other real estate owned	301	186
FDIC insurance	149	134
Marketing and community support	251	201
Amortization of core deposit intangibles	126	155
Other	538	781
Total non-interest expense	7,427	6,837
Income before income taxes	2,197	2,039
Income tax provision	593	527
Net income	$1,604	$1,512
Net income allocated to common stock	$1,594	$1,499

Basic earnings per common share	$0.58	$0.55
Weighted average common shares outstanding, to calculate basic earnings per share	2,749	2,723
Diluted earnings per common share	$0.58	$0.55
Weighted average common shares outstanding, to calculate diluted earnings per share	2,768	2,741
Common dividends per share	$0.28	$0.28

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2017	2016
Net income	$1,604	$1,512
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	16	(68)
Reclassification of net realized gains (losses) in net income(1)	—	(2)
Unrealized gains (losses) on securities available-for-sale	16	(70)
Income tax (expense) benefit	(6)	24
Unrealized gains (losses) on securities available-for-sale, net of tax	10	(46)
Comprehensive income	$1,614	$1,466

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)	Common Stock		Paid-in capital	Retained earnings	Unearned compensation restricted stock awards	Accumulated other comp- rehensive income	Total shareholders' equity
	Shares	Amount
Balances at December 31, 2015	2,733,576	$273	$41,364	$47,922	$(110)	$1,125	$90,574
Net income	—	—	—	1,512	—	—	1,512
Other comprehensive loss, net of tax	—	—	—	—	—	(46)	(46)
Common stock dividends declared	—	—	—	(772)	—	—	(772)
Stock options exercised	4,050	—	87	—	—	—	87
Issuance of restricted stock awards	15,800	2	464	—	(466)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	47	—	47
Balances at March 31, 2016	2,753,426	$275	$41,915	$48,662	$(529)	$1,079	$91,402
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income	—	—	—	1,604	—	—	1,604
Other comprehensive loss, net of tax	—	—	—	—	—	10	10
Common stock dividends declared	—	—	—	(774)	—	—	(774)
Stock options exercised	12,150	1	312	—	—	—	313
Forfeiture of restricted stock awards	(200)	—	(3)	—	3	—	—
Stock based compensation-restricted stock awards	—	—	—	—	61	—	61
Balances at March 31, 2017	2,770,036	$277	$42,394	$52,351	$(288)	$487	$95,221

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2017	2016
Operating Activities
Net income	$1,604	$1,512
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	42	60
Bank premises and equipment	327	306
Core deposit intangible	126	155
Modification fees on Federal Home Loan Bank of Boston advances	57	58
Subordinated debt issuance costs	6	6
Mortgage servicing rights	68	51
Fair value adjustment on loans	(495)	(586)
Fair value adjustment on deposits	(24)	(38)
(Gains) and losses, including write-downs
Gain on sales and calls of securities available-for-sale, net	—	(2)
Gain on sales of loans, excluding capitalized servicing rights	(36)	(19)
Write-downs of other real estate owned	144	—
Loss on sale/disposals of premises and equipment	—	13
Provision for loan losses	352	463
Proceeds from loans sold	1,881	1,787
Loans originated for sale	(1,898)	(1,188)
Decrease (increase) in deferred loan origination fees and costs, net	152	(44)
Mortgage servicing rights originated	(25)	(20)
Increase in mortgage servicing rights impairment reserve	2	20
Increase in interest receivable	(7)	(144)
(Increase) decrease in prepaid expenses	(269)	47
Increase in cash surrender value of life insurance policies	(88)	(90)
Decrease in income tax receivable	293	506
Decrease in other assets	813	125
Decrease in accrued expenses	(130)	(113)
Increase (decrease) in interest payable	149	(30)
(Decrease) increase in other liabilities	(64)	51
Stock based compensation-restricted stock awards	61	47
Net cash provided by operating activities	3,041	2,933
Investing Activities
(Purchase) redemption of Federal Home Loan Bank of Boston stock	(299)	59
Purchases of securities available-for-sale	(5,016)	(10,072)
Proceeds from calls of securities available-for-sale	2,990	5,351
Proceeds from maturities of securities available-for-sale	4,774	2,253
Loan originations and principal collections, net	(1,777)	(29,674)
Recoveries of loans previously charged off	83	14
Capital expenditures	(503)	(644)
Net cash provided (utilized) by investing activities	252	(32,713)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

Three months ended March 31, (in thousands)	2017	2016
Financing Activities
(Decrease) increase in deposit transaction accounts, net	(6,920)	3,330
Decrease in time deposits, net	(2,410)	(2,167)
Decrease in securities sold under agreements to repurchase, net	(3,185)	(1,294)
Federal Home Loan Bank of Boston advances	15,500	—
Principal payments on Federal Home Loan Bank of Boston advances	—	(6)
Principal payments on note payable	(9)	(11)
Decrease in capital lease obligation	(1)	(2)
Stock options exercised	313	87
Common stock dividends paid	(774)	(772)
Net cash provided (utilized) by financing activities	2,514	(835)
Net increase (decrease) in cash and cash equivalents	5,807	(30,615)
Cash and cash equivalents, beginning of period	35,485	62,118
Cash and cash equivalents, end of period	$41,292	$31,503
Cash paid during period
Interest	$765	$760
Income taxes	300	258
Non-cash investing and financing activities
Transfer from loans to other real estate owned	204	—

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Adoption of ASU 2016-09 did not have a material effect on the financial results for the first quarter of 2017.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this ASU are intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set of input, processes, and outputs is not a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities should apply the guidance prospectively on or after the effective date. Salisbury is currently evaluating the provisions of ASU 2017-01 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU is intended to allow companies to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Entities should apply the guidance prospectively. Salisbury is currently evaluating the provisions of ASU 2017-04 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost and provide additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost. ASU 2017-07 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Entities should apply the guidance retrospectively. Salisbury is currently evaluating the provisions of ASU 2017-07 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU will amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Entities should apply the guidance on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Salisbury is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
March 31, 2017
Available-for-sale
Municipal bonds	$12,816	$137	$—	$12,953
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	49,217	221	229	49,209
Collateralized mortgage obligations:
U.S. Government agencies	6,360	3	—	6,363
Non-agency	2,997	419	9	3,407
SBA bonds	1,876	7	1	1,882
CRA mutual funds	838	—	16	822
Corporate bonds	2,000	41	—	2,041
Preferred stock	7	165	—	172
Total securities available-for-sale	$76,111	$993	$255	$76,849
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,510	$—	$—	$3,510
(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
December 31, 2016
Available-for-sale
Municipal bonds	$15,800	$197	$1	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	53,407	229	335	53,301
Collateralized mortgage obligations:
U.S. Government agencies	1,470	4	—	1,474
Non-agency	3,327	414	6	3,735
SBA bonds	2,056	9	1	2,064
CRA mutual funds	834	—	16	818
Corporate bonds	2,000	16	3	2,013
Preferred stock	7	215	—	222
Total securities available-for-sale	$78,901	$1,084	$362	$79,623
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,211	$—	$—	$3,211
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury did not sell any available-for-sale securities during the three month periods ended March 31, 2017 and March 31, 2016.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive loss, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

March 31, 2017 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Mortgage-backed securities	$30,690	$223	$246	$6	$30,936	$229
Collateralized mortgage obligations:
Non-agency	44	5	305	4	349	9
SBA bonds	348	1	74	—	422	1
CRA funds	822	16	—	—	822	16
Total temporarily impaired securities	$31,904	$245	$625	$10	$32,529	$255

At March 31, 2017 there were no other than temporarily impaired securities with unrealized losses.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Municipal bonds	$517	$1	$—	$—	$517	$1
Mortgage-backed securities	34,758	329	249	6	35,007	335
Collateralized mortgage obligations
Non-agency	60	—	339	5	399	5
SBA bonds	475	1	—	—	475	1
CRA mutual funds	818	16	—	—	818	16
Corporate bonds	498	3	—	—	498	3
Total temporarily impaired securities	37,126	350	588	11	37,714	361
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	174	1	—	—	174	1
Total temporarily impaired and other-than-temporarily impaired securities	$37,300	$351	$588	$11	$37,888	$362

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

March 31, 2017 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
Municipal bonds	Within 1 year	$75	$75	4.92%
	After 1 year but within 5 years	869	873	5.48
	After 10 years but within 15 years	4,478	4,522	6.64
	After 15 years	7,394	7,483	6.73
	Total	12,816	12,953	6.61
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	49,217	49,209	2.35
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	6,360	6,363	2.64
	Non-agency	2,997	3,407	4.04
SBA bonds		1,876	1,882	3.48
CRA mutual funds		838	822	4.51
Corporate bonds	After 5 years but within 10 years	2,000	2,041	5.50
Preferred stock		7	172	0.00
Securities available-for-sale		$76,111	$76,849	3.29%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2017.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider the twenty securities with unrealized losses at March 31, 2017 to be OTTI.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses on two positions were temporary in nature and does not consider these investments to be other-than temporarily impaired at March 31, 2017.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2017, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2017. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

CRA mutual funds consist of an investment in a fixed income mutual fund ($822 thousand in total fair value and $16 thousand in total unrealized losses as of March 31, 2017).  The severity of the impairment (fair value is approximately 1.91% less than cost) and the duration of the impairment correlates with interest rates in 2017.  Salisbury evaluated the near-term prospects of this fund in relation to the severity and duration of the impairment.  Based on that evaluation, Salisbury does not consider this investment to be OTTI at March 31, 2017.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2017	2016
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2017. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	March 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$297,111	$6,016	$303,127	$295,030	$6,098	$301,128
Residential 5+ multifamily	9,938	5,526	15,464	7,976	5,649	13,625
Construction of residential 1-4 family	10,990	—	10,990	10,951	—	10,951
Home equity lines of credit	35,033	—	35,033	35,487	—	35,487
Residential real estate	353,072	11,542	364,614	349,444	11,747	361,191
Commercial	176,318	72,308	248,626	155,628	79,854	235,482
Construction of commercial	4,352	1,857	6,209	3,481	1,917	5,398
Commercial real estate	180,670	74,165	254,835	159,109	81,771	240,880
Farm land	4,599	—	4,599	3,914	—	3,914
Vacant land	6,567	—	6,567	6,600	—	6,600
Real estate secured	544,908	85,707	630,615	519,067	93,518	612,585
Commercial and industrial	107,491	17,869	125,360	121,144	20,329	141,473
Municipal	8,737	—	8,737	8,626	—	8,626
Consumer	5,080	63	5,143	5,312	68	5,380
Loans receivable, gross	666,216	103,639	769,855	654,149	113,915	768,064
Deferred loan origination fees and costs, net	1,095	—	1,095	1,247	—	1,247
Allowance for loan losses	(5,966)	(319)	(6,285)	(5,816)	(311)	(6,127)
Loans receivable, net	$661,345	$103,320	$764,665	$649,580	$113,604	$763,184
Loans held-for-sale
Residential 1-4 family	$53	$—	$53	$—	$—	$—

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2017
Residential 1-4 family	$288,103	$6,112	$2,896	$—	$—	$297,111
Residential 5+ multifamily	7,928	1,849	161	—	—	9,938
Construction of residential 1-4 family	10,990	—	—	—	—	10,990
Home equity lines of credit	33,938	852	243	—	—	35,033
Residential real estate	340,959	8,813	3,300	—	—	353,072
Commercial	166,867	3,720	5,731	—	—	176,318
Construction of commercial	4,239	—	113	—	—	4,352
Commercial real estate	171,106	3,720	5,844	—	—	180,670
Farm land	3,605	—	994	—	—	4,599
Vacant land	6,484	83	—	—	—	6,567
Real estate secured	522,154	12,616	10,138	—	—	544,908
Commercial and industrial	106,007	1,286	198	—	—	107,491
Municipal	8,737	—	—	—	—	8,737
Consumer	5,060	20	—	—	—	5,080
Loans receivable, gross	$641,958	$13,922	$10,336	$—	$—	$666,216

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2017
Residential 1-4 family	$5,909	$107	$—	$—	$—	$6,016
Residential 5+ multifamily	5,526	—	—	—	—	5,526
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	11,435	107	—	—	—	11,542
Commercial	64,985	2,590	4,733	—	—	72,308
Construction of commercial	1,598	—	259	—	—	1,857
Commercial real estate	66,583	2,590	4,992	—	—	74,165
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	78,018	2,697	4,992	—	—	85,707
Commercial and industrial	16,823	987	59	—	—	17,869
Municipal	—	—	—	—	—	—
Consumer	61	2	—	—	—	63
Loans receivable, gross	$94,902	$3,686	$5,051	$—	$—	$103,639

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$285,939	$6,170	$2,832	$89	$—	$295,030
Residential 5+ multifamily	5,907	1,906	163	—	—	7,976
Construction of residential 1-4 family	10,951	—	—	—	—	10,951
Home equity lines of credit	34,299	512	676	—	—	35,487
Residential real estate	337,096	8,588	3,671	89	—	349,444
Commercial	145,849	3,759	6,020	—	—	155,628
Construction of commercial	3,366	—	115	—	—	3,481
Commercial real estate	149,215	3,759	6,135	—	—	159,109
Farm land	2,912	—	1,002	—	—	3,914
Vacant land	6,513	87	—	—	—	6,600
Real estate secured	495,736	12,434	10,808	89	—	519,067
Commercial and industrial	118,804	1,734	606	—	—	121,144
Municipal	8,626	—	—	—	—	8,626
Consumer	5,288	24	—	—	—	5,312
Loans receivable, gross	$628,454	$14,192	$11,414	$89	$—	$654,149

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$5,989	$109	$—	$—	$—	$6,098
Residential 5+ multifamily	5,649	—	—	—	—	5,649
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	11,638	109	—	—	—	11,747
Commercial	70,007	4,059	5,788	—	—	79,854
Construction of commercial	1,659	—	258	—	—	1,917
Commercial real estate	71,666	4,059	6,046	—	—	81,771
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	83,304	4,168	6,046	—	—	93,518
Commercial and industrial	19,110	1,160	59	—	—	20,329
Municipal	—	—	—	—	—	—
Consumer	65	3	—	—	—	68
Loans receivable, gross	$102,479	$5,331	$6,105	$—	$—	$113,915

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
March 31, 2017
Residential 1-4 family	$291,506	$3,624	$519	$—	$1,462	$5,605	$—	$2,138
Residential 5+ multifamily	9,814	124	—	—	—	124	—	161
Construction of residential 1-4 family	10,990	—	—	—	—	—	—	—
Home equity lines of credit	34,418	421	181	13	—	615	—	87
Residential real estate	346,728	4,169	700	13	1,462	6,344	—	2,386
Commercial	173,684	497	344	—	1,793	2,634	—	1,793
Construction of commercial	4,352	—	—	—	—	—	—	—
Commercial real estate	178,036	497	344	—	1,793	2,634	—	1,793
Farm land	3,866	10	—	—	723	733	—	994
Vacant land	6,522	45	—	—	—	45	—	—
Real estate secured	535,152	4,721	1,044	13	3,978	9,756	—	5,173
Commercial and industrial	106,963	129	343	30	26	528	30	26
Municipal	8,737	—	—	—	—	—	—	—
Consumer	5,057	16	7	—	—	23	—	4
Loans receivable, gross	$655,909	$4,866	$1,394	$43	$4,004	$10,307	$30	$5,203

Acquired Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
March 31, 2017
Residential 1-4 family	$5,920	$47	$49	$—	$—	$96	$—	$—
Residential 5+ multifamily	5,526	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,446	47	49	—	—	96	—	—
Commercial	66,214	2,349	2,179	—	1,566	6,094	—	1,566
Construction of commercial	1,493	106	—		258	364	—	258
Commercial real estate	67,707	2,455	2,179	—	1,824	6,458	—	1,824
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	79,153	2,502	2,228	—	1,824	6,554	—	1,824
Commercial and industrial	16,911	958	—	—	—	958	—	—
Municipal	—	—	—	—	—	—	—	—
Consumer	63	—	—	—	—	—	—	—
Loans receivable, gross	$96,127	$3,460	$2,228	$—	$1,824	$7,512	$—	$1,824

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
December 31, 2016
Residential 1-4 family	$291,941	$1,161	$213	$327	$1,388	$3,089	$236	$1,920
Residential 5+ multifamily	7,976	—	—	—	—	—	—	163
Construction of residential 1-4 family	10,951	—	—	—	—	—	—	—
Home equity lines of credit	35,190	155	88	—	54	297	—	519
Residential real estate	346,058	1,316	301	327	1,442	3,386	236	2,602
Commercial	152,905	451	250	1,793	229	2,723	—	2,022
Construction of commercial	3,481	—	—	—	—	—	—	—
Commercial real estate	156,386	451	250	1,793	229	2,723	—	2,022
Farm land	2,402	789	—	—	723	1,512	—	1,002
Vacant land	6,575	25	—	—	—	25	—	—
Real estate secured	511,421	2,581	551	2,120	2,394	7,646	236	5,626
Commercial and industrial	120,719	140	239	46	—	425	20	27
Municipal	8,626	—	—	—	—	—	—	—
Consumer	5,268	26	15	3	—	44	—	4
Loans receivable, gross	$646,034	$2,747	$805	$2,169	$2,394	$8,115	$256	$5,657
Acquired Loans
		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
December 31, 2016
Residential 1-4 family	$5,954	$144	$—	$—	$—	$144	$—	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,603	144	—	—	—	144	—	—
Commercial	76,471	762	—	346	2,275	3,383	—	2,621
Construction of commercial	1,659	—	—	—	258	258	—	258
Commercial real estate	78,130	762	—	346	2,533	3,641	—	2,879
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	89,733	906	—	346	2,533	3,785	—	2,879
Commercial and industrial	19,904	425	—	—	—	425	—	—
Municipal	—	—	—	—	—	—	—	—
Consumer	68	—	—	—	—	—	—	—
Loans receivable, gross	$109,705	$1,331	$—	$346	$2,533	$4,210	$—	$2,879

Interest on non-accrual loans that would have been recorded as additional interest income for the quarters ended March 31, 2017 and 2016 had the loans been current in accordance with their original terms totaled $117 thousand and $365 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	March 31, 2017			March 31, 2016
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	—	$—	$—	1	$89	$89
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Troubled debt restructurings	—	$—	$—	1	$89	$89
Refinance	—	$—	$—	1	$89	$89
Rate reduction and term extension	—	—	—	—	—	—
Debt consolidation and term extension	—	—	—	—	—	—
Debt consolidation, rate reduction, term extension and note bifurcation	—	—	—	—	—	—
Term extension	—	—	—	—	—	—
Troubled debt restructurings	—	$—	$—	1	$89	$89

No acquired loans have been modified as a troubled debt restructure during the first quarter of March 31, 2017.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended March 31, 2017					Three months ended March 31, 2017
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,427	$96	$(43)	$2	$2,482	$—	$—	$—	$—	$—
Commercial	1,683	107	(38)	—	1,752	275	118	(150)	28	271
Land	198	6	(15)	—	189	—	—	—	—	—
Real estate	4,308	209	(96)	2	4,423	275	118	(150)	28	271
Commercial and industrial	1,043	(217)	(1)	41	866	36	8	—	4	48
Municipal	53	2	—	—	55	—	—	—	—	—
Consumer	75	39	(30)	8	92	—	—	—	—	—
Unallocated	337	193	—	—	530	—	—	—	—	—
Totals	$5,816	$226	$(127)	$51	$5,966	$311	$126	$(150)	$32	$319

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended March 31, 2016					Three months ended March 31, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,477	$86	$(106)	$1	$2,458	$79	$(10)	$—	$—	$69
Commercial	1,466	154	(36)	1	1,585	132	56	(96)	2	94
Land	188	(1)	(23)	—	164	—	—	—	—	—
Real estate	4,131	239	(165)	2	4,207	211	46	(96)	2	163
Commercial and industrial	683	125	(31)	4	781	24	114	(1)	4	141
Municipal	61	(2)	—	—	59	—	—	—	—	—
Consumer	124	11	(23)	2	114	—	—	—	—	—
Unallocated	482	(70)	—	—	412	—	—	—	—	—
Totals	$5,481	$303	$(219)	$8	$5,573	$235	$160	$(97)	$6	$304

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2017
Residential 1-4 family	$291,788	$1,857	$5,323	$134	$297,111	$1,991
Residential 5+ multifamily	8,171	78	1,767	6	9,938	84
Construction of residential 1-4 family	10,990	77	—	—	10,990	77
Home equity lines of credit	34,833	329	200	1	35,033	330
Residential real estate	345,782	2,341	7,290	141	353,072	2,482
Commercial	172,875	1,692	3,443	29	176,318	1,721
Construction of commercial	4,239	31	113	—	4,352	31
Commercial real estate	177,114	1,723	3,556	29	180,670	1,752
Farm land	3,605	39	994	—	4,599	39
Vacant land	6,360	146	207	4	6,567	150
Real estate secured	532,861	4,249	12,047	174	544,908	4,423
Commercial and industrial	107,410	866	81	—	107,491	866
Municipal	8,737	55	—	—	8,737	55
Consumer	5,076	92	4	—	5,080	92
Unallocated allowance	—	530	—	—	—	530
Totals	$654,084	$5,792	$12,132	$174	$666,216	$5,966

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2017
Residential 1-4 family	$6,016	$—	$—	$—	$—	$—	$6,016	$—
Residential 5+ multifamily	5,526	—	—	—	—	—	5,526	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,542	—	—	—	—	—	11,542	—
Commercial	66,112	23	2,340	193	3,856	53	72,308	269
Construction of commercial	1,599	2	258	—	—	—	1,857	2
Commercial real estate	67,711	25	2,598	193	3,856	53	74,165	271
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	79,253	25	2,598	193	3,856	53	85,707	271
Commercial and industrial	17,736	14	—	—	133	34	17,869	48
Municipal	—	—	—	—	—	—	—	—
Consumer	48	—	—	—	15	—	63	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$97,037	$39	$2,598	$193	$4,004	$87	$103,639	$319

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$289,900	$1,797	$5,130	$129	$295,030	$1,926
Residential 5+ multifamily	6,153	56	1,823	6	7,976	62
Construction of residential 1-4 family	10,951	91	—	—	10,951	91
Home equity lines of credit	34,854	326	633	22	35,487	348
Residential real estate	341,858	2,270	7,586	157	349,444	2,427
Commercial	151,940	1,587	3,688	60	155,628	1,647
Construction of commercial	3,366	36	115	—	3,481	36
Commercial real estate	155,306	1,623	3,803	60	159,109	1,683
Farm land	2,912	28	1,002	—	3,914	28
Vacant land	6,390	166	210	4	6,600	170
Real estate secured	506,466	4,087	12,601	221	519,067	4,308
Commercial and industrial	121,060	1,043	84	—	121,144	1,043
Municipal	8,626	53	—	—	8,626	53
Consumer	5,309	75	3	—	5,312	75
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$6,098	$—	$—	$—	$—	$—	$6,098	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	5,649	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,747	—	—	—	—	—	11,747	—
Commercial	72,569	22	3,388	191	3,897	59	79,854	272
Construction of commercial	1,659	3	258	—	—	—	1,917	3
Commercial real estate	74,228	25	3,646	191	3,897	59	81,771	275
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	85,975	25	3,646	191	3,897	59	93,518	275
Commercial and industrial	20,020	16	—	—	309	20	20,329	36
Municipal	—	—	—	—	—	—	—	—
Consumer	52	—	—	—	16	—	68	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$106,047	$41	$3,646	$191	$4,222	$79	$113,915	$311

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

March 31, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$649,738	$5,088	$—	$—	$649,738	$5,088
Potential problem loans	4,346	174	—	—	4,346	174
Impaired loans	—	—	12,132	174	12,132	174
Unallocated allowance	—	530	—	—	—	530
Totals	$654,084	$5,792	$12,132	$174	$666,216	$5,966

Acquired Loans

March 31, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$98,588	$51	$—	$—	$98,588	$51
Potential problem loans	2,453	75	—	—	2,453	75
Impaired loans	—	—	2,598	193	2,598	193
Unallocated allowance	—	—	—	—	—	—
Totals	$101,041	$126	$2,598	$193	$103,639	$319

Business Activities Loans

December 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$636,645	$5,062	$—	$—	$636,645	$5,062
Potential problem loans	4,816	196	—	—	4,816	196
Impaired loans	—	—	12,688	221	12,688	221
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

December 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$107,810	$55	$—	$—	$107,810	$55
Potential problem loans	2,459	65	—	—	2,459	65
Impaired loans	—	—	3,646	191	3,646	191
Unallocated allowance	—	—	—	—	—	—
Totals	$110,269	$120	$3,646	$191	$113,915	$311

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2017
Residential	$3,450	$3,608	$3,493	$140	$34	$3,640	$3,965	$3,594	$37
Home equity lines of credit	48	47	137	1	1	152	182	214	1
Residential real estate	3,498	3,655	3,630	141	35	3,792	4,147	3,808	38
Commercial	987	1,028	2,506	29	16	2,456	2,935	1,113	15
Construction of commercial	—	—	—	—	—	113	120	114	2
Farm land	—	—	—	—	—	994	1,153	976	—
Vacant land	45	45	45	4	1	162	186	163	4
Real estate secured	4,530	4,728	6,181	174	52	7,517	8,541	6,174	59
Commercial and industrial	—	—	—	—	—	81	104	129	1
Consumer	—	—	—	—	—	4	7	4	—
Totals	$4,530	$4,728	$6,181	$174	$52	$7,602	$8,652	$6,307	$60

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2017
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—
Commercial	1,035	1,387	1,206	193	24	1,305	1,903	1,755	25
Construction of commercial	—	—	—	—	—	258	272	258	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,035	1,387	1,206	193	24	1,563	2,175	2,013	25
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,035	$1,387	$1,206	$193	$24	$1,563	$2,175	$2,013	$25

(1) The table above reflects the book, note and specific allowance as of March 31, 2017, while the average balances and income recognized are for the three months ended March 31, 2017.

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

(1) The table above reflects the book, note and specific allowance as of March 31, 2016, while the average balances and income recognized are for the three months ended March 31, 2016.

As of March 31,2017 and December 31,2016 the recorded investment in residential mortgage loans collateralized by real estate that were in the process of foreclosure was $1.0 million and $2.1 million, respectively. At March 31, 2017 and December 31, 2016, the carrying amount of foreclosed residential real estate held as a result of obtaining physical possession amounted to $3.5 million and $3.6 million respectively.

NOTE 4 - MORTGAGE SERVICING RIGHTS

(in thousands)	March 31, 2017	December 31, 2016
Residential mortgage loans serviced for others	$123,925	$125,243
Fair value of mortgage servicing rights	810	902

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2017	2016
Mortgage Servicing Rights
Balance, beginning of period	$339	$486
Originated	25	20
Amortization (1)	(68)	(51)
Balance, end of period	$296	$455
Valuation Allowance
Balance, beginning of period	$(23)	$(3)
Increase in impairment reserve (1)	(2)	(20)
Balance, end of period	(25)	(23)
Mortgage servicing rights, net	$271	$432
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net, in the consolidated statements of income.

NOTE 5 - PLEDGED ASSETS

(in thousands)	March 31, 2017	December 31, 2016
Securities available-for-sale (at fair value)	$63,904	$63,833
Loans receivable	137,500	137,117
Total pledged assets	$201,404	$200,950

At March 31, 2017, securities were pledged as follows: $58.4 million to secure public deposits, $5.5 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The Company defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that are included in computing earnings per share (EPS) using the two-class method.

The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic EPS excludes dilution and is computed by dividing income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands, except per share data)	2017	2016
Net income	$1,604	$1,512
Less: Undistributed earnings allocated to participating securities	(10)	(13)
Net income allocated to common stock	$1,594	$1,499
Weighted-average common shares issued	2,765	2,747
Less: Unvested restricted stock awards	(16)	(24)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,749	2,723
Add: Dilutive effect of stock options	19	18
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,768	2,741
Earnings per common share (basic)	$0.58	$0.55
Earnings per common share (diluted)	$0.58	$0.55

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital (to risk-weighted assets)
Salisbury	$98,021	13.34%	$58,785	8.0%	n/a	—
Bank	94,859	12.91	58,785	8.0	$73,482	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	81,585	11.10	44,089	6.0	n/a	—
Bank	88,423	12.03	44,089	6.0	58,785	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	81,585	11.10	33,067	4.5	n/a	—
Bank	88,423	12.03	33,067	4.5	47,763	6.5
Tier 1 Capital (to average assets)
Salisbury	81,585	8.83	37,498	4.0	n/a	—
Bank	88,423	9.59	37,423	4.0	46,778	5.0

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
Salisbury	$96,166	13.26%	$57,997	8.0%	n/a	—
Bank	93,690	12.92	57,996	8.0	$72,495	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	43,498	6.0	n/a	—
Bank	87,392	12.05	43,497	6.0	57,996	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	32,623	4.5	n/a	—
Bank	87,392	12.05	32,623	4.5	47,122	6.5
Tier 1 Capital (to average assets)
Salisbury	79,868	8.69	37,282	4.0	n/a	—
Bank	87,392	9.57	36,762	4.0	45,953	5.0

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

NOTE 8 –BENEFITS

Salisbury’s 401(k) Plan expense was $285 thousand and $216 thousand, respectively, for the three month periods ended March 31, 2017 and 2016. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $18 thousand and $19 thousand for the three month periods ended March 31, 2017 and 2016, respectively.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vests in full upon six years of qualified service.

Salisbury’s ESOP expense was $34 thousand and $36 thousand, respectively, for the three month periods ended March 31, 2017 and 2016.

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

In 2017, 2016, 2015, and 2014, the Bank awarded nine (9), nine (9), six (6) and seven (7) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $21 thousand for the first quarter of 2017 and $11 thousand for the first quarter of 2016. The vesting schedule is based on the Executive’s date of retirement and ranges from 7.7% per year to 50% per year with two exceptions which are both 10 year cliff vesting schedules from the date of initial award.

On January 27, 2017, the Compensation Committee granted a total of 56,600 Phantom Stock Appreciation Units pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”), including 23,100 units to three Named Executive Officers. Mr. Cantele received 11,500 units, Mr. Davies received 6,000 units and Mr. White received 5,600 units. The units will vest on the third anniversary of the grant date.

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

Expense in first quarter 2017 and 2016 related to stock based compensation totaled $61 thousand and $47 thousand respectively. Unrecognized compensation cost relating to the awards as of March 31, 2017 and 2016 totaled $288 thousand and $529 thousand, respectively. Forfeitures in the first quarter 2017 and 2016 totaled 200 and 0 shares, respectively.

The Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 LTIP”) on February 24, 2017, which is subject to shareholder approval at the 2017 Annual Meeting. Upon shareholder approval of the 2017 LTIP, no further awards will be made under the 2011 LTIP, which shall remain in existence solely for purposes of administering outstanding grants. Under the 2017 LTIP, the total number of shares of Common Stock reserved and available for issuance in the next ten years in connection with awards under the 2017 LTIP is 200,000 shares of Common Stock, which represents approximately 7% of Salisbury’s 2,770,036 outstanding shares of Common Stock as of March 20, 2017. Of the maximum shares available under the 2017 LTIP, 200,000 shares may be issued upon the exercise of stock options (all of which may be granted as incentive stock options) and 150,000 shares may be issued as restricted stock or restricted stock units (including deferred stock units), provided that, to the extent that a share is issued as a restricted stock award or a restricted stock unit, the share would no longer be available for award as a stock option, unless the restricted stock award or restricted unit is forfeited or otherwise returned to the 2017 LTIP.

On April 28, 2017, Salisbury granted a total of 10,750 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, to 37 employees, including 2,500 shares to two Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 2,000 and John Davies, President New York Region and Chief Lending Officer received 500 shares. The fair value of the stock as of the grant date was determined to be $419,250 and the stock will be vested three years from the grant date.

On April 28, 2017, Salisbury granted a total of 2,056 shares of stock to directors as a component of their annual compensation. While all directors received partial awards for their 2016 service, Louise Brown received her full award due to her pending retirement from the board. The fair value of the stock as of the grant date was determined to be $80,184.

Options

On January 9, 2017, 2,700 shares of stock options were exercised at $25.93 per share by one former Riverside Bank executive.

On February 1, 2017, 1,350 shares of stock options were exercised at $25.93 per share by one former Riverside Bank executive.

On February 9, 2017, 1,350 shares of stock options were exercised at $25.93 per share by one former Riverside Bank executive.

On February 14, 2017 and February 20, 2017, 5,400 and 1,350 shares of stock options were exercised, respectively, at $25.93 per share by two former Riverside Bank executives.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Unrealized gains on securities available-for-sale, net of tax	$487	$477
Accumulated other comprehensive income, net	$487	$477

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended March 31, 2017.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy:

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$12,953	$—	$12,953
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	49,209	—	49,209
Collateralized mortgage obligations:
U.S. Government agencies	—	6,363	—	6,363
Non-agency	—	3,407	—	3,407
SBA bonds	—	1,882	—	1,882
CRA mutual funds	822	—	—	822
Corporate bonds	—	2,041	—	2,041
Preferred stock	172	—	—	172
Securities available-for-sale	$994	$75,855	$—	$76,849
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,139	$5,139
Other real estate owned	$—	$—	$3,833	$3,833
December 31, 2016
Assets at fair value on a recurring basis
Municipal bonds	$—	$15,996	$—	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	53,301	—	53,301
Collateralized mortgage obligations:
U.S. Government agencies	—	1,474	—	1,474
Non-agency	—	3,735	—	3,735
SBA bonds	—	2,064	—	2,064
CRA mutual funds	818	—	—	818
Corporate bonds	—	2,013	—	2,013
Preferred stock	222	—	—	222
Securities available-for-sale	$1,040	$78,583	$—	$79,623
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,256	$5,256
Other real estate owned	$—	$—	$3,773	$3,773

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets
Cash and cash equivalents	$41,292	$41,292	$41,292	$—	$—
Securities available-for-sale	76,849	76,849	994	75,855	—
Federal Home Loan Bank stock	3,510	3,510	—		3,510
Loans held-for-sale	53	53	—	—	53
Loans receivable, net	764,665	777,371	—	—	777,371
Accrued interest receivable	2,431	2,431	—	—	2,431
Cash surrender value of life insurance	14,126	14,126	14,126	—	—
Financial Liabilities
Demand (non-interest-bearing)	$201,215	$201,215	$—	$—	$201,215
Demand (interest-bearing)	132,527	132,527	—	—	132,527
Money market	182,438	182,438	—	—	182,438
Savings and other	141,085	141,085	—	—	141,085
Certificates of deposit	115,151	116,305	—	—	116,305
Deposits	772,416	773,570	—	—	773,570
Repurchase agreements	2,350	2,350	—	—	2,350
FHLBB advances	52,745	53,857	—	—	53,857
Subordinated debt	9,794	10,391	—	—	10,391
Note payable	335	370	—	—	370
Capital lease liability	417	829	—	—	829
Accrued interest payable	238	238	—	—	238
December 31, 2016
Financial Assets
Cash and cash equivalents	$35,485	$35,485	$35,485	$—	$—
Securities available-for-sale	79,623	79,623	1,040	78,583	—
Federal Home Loan Bank stock	3,211	3,211	—	—	3,211
Loans receivable, net	763,184	747,442	—	—	747,442
Accrued interest receivable	2,424	2,424	—	—	2,424
Cash surrender value of life insurance	14,038	14,038	14,038	—	—
Financial Liabilities
Demand (non-interest-bearing)	$218,420	$218,420	$—	$—	$218,420
Demand (interest-bearing)	127,854	127,854	—	—	127,854
Money market	182,476	182,476	—	—	182,476
Savings and other	135,435	135,435	—	—	135,435
Certificates of deposit	117,585	118,610	—	—	118,610
Deposits	781,770	782,795	—	—	782,795
Repurchase agreements	5,535	5,535	—	—	5,535
FHLBB advances	37,188	38,440	—	—	38,440
Subordinated debt	9,788	10,378	—	—	10,378
Note payable	344	377	—	—	377
Capital lease liability	418	841	—	—	841
Accrued interest payable	89	89	—	—	89

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 11 – SUBSEQUENT EVENTS

On April 28, 2017 the Board of Directors approved the 2017 Long Term Incentive Plan, which is subject to shareholder approval. Refer to Note 8 for additional discussion.

On April 28, 2017 the Board of Directors declared a dividend of $0.28 per common share payable on May 26, 2017 to shareholders of record on May 12, 2017.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2016. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of thirteen banking offices and nine ATMs located in: Litchfield County, Connecticut; Dutchess and Orange Counties, New York; and Berkshire County, Massachusetts and through its internet website (salisburybank.com). In September 2016, the Bank entered into a purchase and assumption agreement with Empire State Bank, pursuant to which the Bank will acquire the New Paltz, New York branch of Empire State Bank and certain related deposits, loans and other assets. Such transaction has been approved by regulators and is anticipated to close in June 2017.

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

FINANCIAL CONDITION

Overview

Total assets were $939.5 million at March 31, 2017, an increase of $4.2 million from December 31, 2016. Loans receivable, net, were $764.7 million at March 31, 2017, an increase of $1.5 million from December 31, 2016. Non-performing assets of $10.9 million at March 31, 2017, decreased $1.7 million from $12.6 million at December 31, 2016. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.82%, 0.80% and 0.80%, at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Deposits decreased $9.4 million to $772.4 million, down from $781.8 million at December 31, 2016.

At March 31, 2017, book value and tangible book value per common share were $34.38 and $29.26, respectively. Salisbury’s tier 1 leverage, total risk-based capital, and common equity tier 1 capital ratios were 8.83%, 13.34%, and 11.10%, respectively.

Securities and Short Term Funds

During the first quarter of 2017, securities decreased $2.5 million to $80.4 million primarily as a result of a $7.1 million decrease of mortgage backed securities and municipal bonds, partially offset by a $4.6 million increase of collateralized mortgage obligations. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $5.8 million to $41.3 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2017. As of March 31, 2017 each of these positions reflected an unrealized gain.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of March 31, 2017, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $1.5 million to $764.7 million at March 31, 2017, compared with $763.2 million at December 31, 2016.

Loan Credit Quality

During the first three months of 2017, non-performing assets decreased $1.7 million primarily from decreases in Commercial ($1.3 million) and Home Equity Loans ($432 thousand) while OREO had a net increase of $60 thousand

During the first quarter of 2017, total impaired and potential problem loans decreased by $2.1 million to $21.5 million, or 2.8% of gross loans receivable at March 31, 2017, from $23.6 million, compared to 3.1% of gross loans receivable at December 31, 2016.

Changes in impaired and potential problem loans are as follows:

	March 31, 2017				March 31, 2016

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accrual	Accruing	loans	Total	accrual	Accruing	loans	Total
Loans placed on non-accrual status	$343	$—	$—	$343	$1,316	$(229)	$(564)	$523
Loans restored to accrual status	(452)	—	—	(452)	—	—	—	—
Loan risk rating downgrades to substandard	—	—	26	26	—	—	3,754	3,754
Loan risk rating upgrades from substandard	—	—	—	—	—	—	—	—
Loan repayments	(1,028)	(95)	(502)	(1,625)	(492)	(46)	15	(523)
Loan charge-offs	(167)	—	—	(167)	(187)	—	(30)	(217)
Increase (decrease) in TDR loans	—	—	—	—	—	—	—	—
Real estate acquired in settlement of loans	(204)	—	—	(204)	—	—	—	—
Inter-month tax advances	—	—	—	—	18	—	—	18
Increase (decrease) in loans	$(1,508)	$(95)	$(476)	$(2,079)	$655	$(275)	$3,175	$3,555

During the first quarter of 2017, Salisbury placed $343 thousand of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $277 thousand of loans primarily as a result of collateral deficiencies.

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

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments:

·	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
·	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
·	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
·	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
·	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

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

·	Loans risk rated as "special mention" possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
·	Loans risk rated as "substandard" are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.
·	Loans risk rated as "doubtful" have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
·	Loans risk rated as "loss" are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Troubled debt restructured loans, accruing	$7,702	$7,798
Troubled debt restructured loans, non-accrual	2,029	2,262
All other non-accrual loans	4,999	6,274
Total impaired loans	$14,730	$16,334
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $1.7 million to $10.9 million, or 1.2% of assets at March 31, 2017, from $12.6 million, or 1.3% of assets at December 31, 2016, and decreased $5.9 million from $16.8 million, or 1.9% of assets at March 31, 2016.

The 13.3% decrease in non-performing assets in the first three months of 2017 resulted primarily from $1.0 million in payoffs and repayments, $0.5 million reinstated to accrual, $0.2 million change in 90 + past due status, and $0.3 million charged off. This decrease was offset in part by $0.3 million of loans placed on non-accrual.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Residential 1-4 family	$2,138	$1,920
Residential 5+ multifamily	161	163
Home equity lines of credit	87	519
Commercial	3,617	4,901
Farm land	994	1,002
Vacant land	—	—
Real estate secured	6,997	8,505
Commercial and industrial	26	27
Consumer	4	4
Non-accruing loans	7,027	8,536
Accruing loans past due 90 days and over	30	256
Non-performing loans	7,057	8,792
Real estate acquired in settlement of loans	3,833	3,773
Non-performing assets	$10,890	$12,565

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2017	December 31, 2016
Current	$927	$1,005
Past due 30-59 days	184	344
Past due 60-89 days	75	—
Past due 90-179 days	43	2,516
Past due 180 days and over	5,828	4,927
Total non-performing loans	$7,057	$8,792

At March 31, 2017, 13.13% of non-performing loans were current with respect to loan payments, compared with 11.43% at December 31, 2016.

Troubled Debt Restructured Loans

Troubled debt restructured loans improved slightly as a percentage of gross loans during first quarter 2017 at $9.7 million, or 1.26% of gross loans receivable at March 31, 2017, compared to $10.1 million, or 1.31% of gross loans receivable at December 31, 2016.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Residential 1-4 family	$3,184	$4,869
Residential 5+ multifamily	1,606	—
Home equity lines of credit	113	114
Personal	—	—
Vacant land	207	210
Commercial	2,538	2,549
Real estate secured	7,648	7,742
Commercial and industrial	54	56
Accruing troubled debt restructured loans	7,702	7,798
Residential 1-4 family	75	240
Residential 5+ multifamily	161	—
Home equity lines of credit	—	—
Commercial	1,793	2,022
Vacant land	—	—
Real estate secured	2,029	2,262
Commercial and Industrial	—	—
Non-accrual troubled debt restructured loans	2,029	2,262
Troubled debt restructured loans	$9,731	$10,060

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2017	December 31, 2016
Current	$7,140	$7,683
Past due 30-59 days	527	115
Past due 60-89 days	35	—
Accruing troubled debt restructured loans	7,702	7,798
Current	211	240
Past due 30-59 days	25	—
Past due 60-89 days	—	—
Past due 90-179 days	—	1,793
Past due 180 days and over	1,793	229
Non-accrual troubled debt restructured loans	2,029	2,262
Total troubled debt restructured loans	$9,731	$10,060

At March 31, 2017, 75.54% of troubled debt restructured loans were current with respect to loan payments, as compared with 78.76% at December 31, 2016.

Past Due Loans

Loans past due 30 days or more increased $5.5 million during first quarter 2017 to $17.8 million, or 2.31% of gross loans receivable at March 31, 2017, compared with $12.3 million, or 1.60% of gross loans receivable at December 31, 2016.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Past due 30-59 days	$8,142	$3,733
Past due 60-89 days	3,547	804
Past due 90-179 days	30	256
Past due 180 days and over	—	—
Accruing loans	11,719	4,793
Past due 30-59 days	184	344
Past due 60-89 days	76	—
Past due 90-179 days	13	2,260
Past due 180 days and over	5,828	4,927
Non-accrual loans	6,101	7,531
Total loans past due 30 days or greater	$17,820	$12,324

Potential Problem Loans

Potential problem loans decreased $0.5 million during the three months of 2017 to $6.8 million, or 0.88% of gross loans receivable at March 31, 2017, compared with $7.3 million, or 0.95% of gross loans receivable at December 31, 2016.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Residential 1-4 family	$508	$514
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	122	123
Residential real estate	630	637
Commercial	5,992	6,057
Construction of commercial	—	—
Commercial real estate	5,992	6,057
Farm land	—	—
Vacant land	—	—
Real estate secured	6,622	6,694
Commercial and industrial	177	581
Consumer	—	—
Total potential problem loans	$6,799	$7,275

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2017	December 31, 2016
Current	$5,155	$6,383
Past due 30-59 days	1,001	826
Past due 60-89 days	643	66
Total potential problem loans	$6,799	$7,275

At March 31, 2017, 75.82% of potential problem loans were current with respect to loan payments, as compared with 87.74% at December 31, 2016.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits decreased $9.4 million during first quarter 2017 to $772.4 million, from $781.8 million at December 31, 2016, and increased $16.7 million year-over-year from $755.7 million at March 31, 2016. The quarter over quarter change in deposits reflects a decline in DDA accounts which was partially offset by increases in interest bearing checking and savings accounts. Deposit increases in the current quarter 2017 as compared to the first quarter 2016 in interest bearing demand, non-interest bearing demand and savings accounts more than offset comparative period declines in money market and term deposits.

Retail repurchase agreements decreased $3.1 million during first quarter 2017 to $2.4 million, compared with $5.5 million at December 31, 2016, and decreased $0.2 million for year-over-year compared with $2.6 million at March 31, 2016.

FHLBB advances increased $15.5 million during first quarter 2017 to $52.7 million as of March 31, 2017, from $37.2 million at December 31, 2016, and increased $25.7 million year-over-year from $27.0 million at March 31, 2016. The increase was primarily due changes in the mix of balance sheet funding.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At March 31, 2017, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 19.75%, down from 21.89% at December 31, 2016. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2017 provided net cash of $2.9 million. Investing activities provided net cash of $0.4 million, principally from proceeds of $7.8 million from calls and maturities of securities available-for-sale, offset by $5.3 million of purchases of securities available-for-sale and FHLBB stock, $1.7 million of net loan originations and principal collections and $0.5 million of capital expenditures. Financing activities provided net cash of $2.5 million, primarily due to $15.5 million of overnight FHLBB borrowing, offset by decrease of $6.9 million in deposit transaction accounts, a decrease of $3.2 million in securities sold under agreements to repurchase, and decrease of $2.4 million in time deposits.

At March 31, 2017, Salisbury had outstanding commitments to fund new loan originations of $31.5 million and unused lines of credit of $102.6 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2017 and 2016

OVERVIEW

Net income allocated to common stock was $1.6 million, or $0.58 per common share, for the first quarter ended March 31, 2017 (first quarter 2017), compared with $1.5 million, or $0.55 per common share, for the fourth quarter ended December 31, 2016 (fourth quarter 2016), and $1.5 million, or $0.55 per common share, for the first quarter ended March 31, 2016 (first quarter 2016).

·	Net Income per share increased to $0.58 per share from $0.55 last quarter and $0.55 for the first quarter 2016.
·	Non-Performing loans decreased to 0.92% of gross loans receivable from 2.29% at March 31, 2016.
·	Wealth assets under administration increased to $524.5 million at March 31, 2017, an increase of $101.5 million, or 24%, from first quarter 2016.
·	Book value per common share increased to $34.38 at March 31, 2017 from $34.07 at December 31, 2016, and $33.20 at March 31, 2016.
·	Tangible book value per common share increased to $29.26 at March 31, 2017 from $28.90 at December 31, 2016 and $27.84 at March 31, 2016.

Net Interest Income

Tax equivalent net interest income for first quarter 2017 increased $248 thousand, or 3.11%, versus fourth quarter 2016, and increased $240 thousand or 3.01%, versus first quarter 2016. Average earning assets increased $9.65 million versus fourth quarter 2016, and increased $41.6 million versus first quarter 2016. Average total interest bearing deposits decreased $7.71 million versus fourth quarter 2016 and increased $8.54 million versus first quarter 2016. The net interest margin of 3.74% increased 11 basis points versus 3.63% for the fourth quarter 2016 and decreased 6 basis points versus 3.80% for the first quarter 2016.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Loans (a)(d)(f)	$769,187	$721,618	$8,522	$8,101	4.43%	4.47%
Securities (c)(d)	75,902	72,964	562	718	2.96	3.94
FHLBB stock	3,549	3,157	30	28	3.43	3.55
Short term funds (b)	32,363	41,618	53	46	0.66	0.45
Total interest-earning assets	881,001	839,357	9,167	8,893	4.16	4.23
Other assets	54,540	59,079
Total assets	$935,541	$898,436
Interest-bearing demand deposits	$129,564	$125,733	63	77	0.20	0.25
Money market accounts	184,462	189,167	142	135	0.31	0.28
Savings and other	139,903	123,299	60	53	0.17	0.17
Certificates of deposit	116,015	123,207	250	243	0.88	0.79
Total interest-bearing deposits	569,944	561,406	515	508	0.37	0.36
Repurchase agreements	1,927	3,083	1	1	0.15	0.14
Capital lease	417	421	17	18	16.67	17.10
Note payable	338	373	2	5	2.14	5.44
Subordinated debt	9,790	9,767	156	156	6.37	6.39
FHLBB advances	42,924	27,002	262	231	2.44	3.39
Total interest-bearing liabilities	625,340	602,052	953	919	0.59	0.61
Demand deposits	209,061	196,212
Other liabilities	5,939	8,928
Shareholders’ equity	95,201	91,244
Total liabilities & shareholders’ equity	$935,541	$898,436
Net interest income (f)			$8,214	$7,974
Spread on interest-bearing funds					3.57	3.62
Net interest margin (e)					3.74	3.80

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $261,000 and $315,000, respectively, for 2017 and 2016 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2017 and 2016 reflect net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $495,000 and $586,000, respectively.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2017 versus 2016
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$531	$(110)	$421
Securities	25	(181)	(156)
FHLBB stock	3	(1)	2
Short term funds	(13)	20	7
Interest-earning assets	546	(272)	274
Interest-bearing liabilities
Deposits	8	(1)	7
Repurchase agreements	—	—	—
Capital lease	2	(3)	(1)
Note payable	(30)	27	(3)
Subordinated debt	—	—	—
FHLBB advances	117	(86)	31
Interest-bearing liabilities	97	(63)	34
Net change in net interest income	$449	$(209)	$240

Interest Income

Tax equivalent interest income increased $248 thousand to $8.2 million for first quarter 2017 as compared with first quarter 2016.

Loan income as compared to first quarter 2016 increased $421 thousand, or 5.2%, primarily due to a $47.5 million, or 6.6%, increase in average loans, partially offset by a 4 basis point decrease in the average loan yield. The first quarter of 2017 reflects the net accretion of $495 thousand related to fair value adjustments of loans related to the Riverside acquisition compared to net accretion of $586 thousand in first quarter 2016.

Tax equivalent securities income decreased $156 thousand, or 21.7%, for first quarter 2017 as compared with first quarter 2016, primarily due to a 98 basis point decrease in average yield, partially offset by a $2.9 million, or 4.0%, increase in average volume.

Interest Expense

Interest expense increased $34 thousand, or 3.7%, to $953 thousand for first quarter 2017 as compared with first quarter 2016.

Interest on deposit accounts increased $7 thousand, or 1.4%, as a result of an $8.5 million increase in the average balances. Average deposit rates increased 1 basis point as compared with first quarter 2016.

Interest expense on FHLBB borrowings increased $31 thousand as a result of an average balance increase of $15.9 million as compared with first quarter 2016, partially offset by a lower average borrowings rate which decreased 95 basis points. Interest expense on subordinated debt totaled $156 thousand for the first quarter in both 2017 and 2016.

Provision and Allowance for Loan Losses

Provision for loan loss expense was $352 thousand for first quarter 2017 versus $463 thousand for first quarter 2016. Included in the provision are impairments related to ASC 310-30 purchased loans of $10 thousand for the first quarter 2017 and $143 thousand for the first quarter 2016. Net loan charge-offs (recoveries) were $194 thousand for the first quarter 2017 and $302 thousand for the first quarter 2016. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.82% for the first quarter 2017, versus 0.80% for first quarter 2016.

The following table details the principal categories of credit quality ratios:

	Q1 2017	Q4 2016
Net charge-offs (recoveries) to average loans receivable, gross	0.03%	0.04%
Non-performing loans to loans receivable, gross	0.92	1.16
Accruing loans past due 30-89 days to loans receivable, gross	1.52	0.60
Allowance for loan losses to loans receivable, gross	0.82	0.80
Allowance for loan losses to non-performing loans	89.05	69.43
Non-performing assets to total assets	1.16	1.34

The ratio of non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) to gross loans receivable decreased to 0.92% at March 31, 2017 compared to 1.16% at December 31, 2016. Such increase in non-performing loans is concentrated among a few specific relationships and is not considered to be generally indicative of any adverse trend. The ratio of accruing loans past due 30-89 days to gross loans receivable increased to 1.52% from 0.60% at December 31, 2016.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during first quarter 2017.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Additionally reserves are established for off balance sheet exposures which include those related to loans serviced for others. Reserve balances related to loans serviced for others are included in other liabilities.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2017.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2017	2016	2017 vs. 2016
Trust and wealth advisory fees	$854	$784	$70	8.9%
Service charges and fees	962	702	260	37.0
Gains on sales of mortgage loans, net	49	39	10	25.6
Mortgage servicing, net	45	34	11	32.4
Gains on sales and calls of available-for-sale securities, net	—	2	(2)	(100.0)
Other	113	114	(1)	(0.9)
Total non-interest income	$2,023	$1,675	$348	20.8%

Non-interest income increased $348 thousand, or 20.8% in the first quarter of 2017 versus the first quarter of 2016. Trust and wealth advisory revenues increased $70 thousand versus first quarter 2016. The year-over-year revenue increase is the result of net growth in asset based fees. Service charges and fees increased $260 thousand versus first quarter 2016. Net fees related to NSF activity increased $100 thousand in the first quarter 2017 as compared to the first quarter 2016. Higher fees related to ATM and interchange income contributed $72 thousand. First quarter 2017 mortgage loans sales totaled $1.9 million versus $1.8 million for first quarter 2016. First quarter 2017 and first quarter 2016 included mortgage servicing amortization and periodic impairment charges (net) of $70 thousand and $71 thousand, respectively. Gain on sales and calls of securities decreased $2 thousand versus first quarter 2016.  Gains recognized in the first quarter of 2016 resulted from called securities. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2017	2016	2017 vs. 2016
Salaries	$2,890	$2,573	$317	12.32%
Employee benefits	1,088	1,088	—	—
Premises and equipment	895	892	3	(0.34)
Data processing	472	447	25	5.59
Professional fees	717	380	337	88.68
Collections and OREO	301	186	115	61.83
FDIC insurance	149	134	15	11.19
Marketing and community support	251	201	50	24.88
Amortization of core deposit intangibles	126	155	(29)	(18.71)
Other	538	781	(243)	(31.11)
Non-interest expense	$7,427	$6,837	$590	8.63%

Non-interest expense for first quarter 2017 increased $590 thousand versus first quarter 2016. The first quarter 2017 results include OREO related expenses, which are discussed below, of $232 thousand. Total salaries expense increased $317 thousand versus first quarter 2016. This increase is mainly attributable to the mix and levels of staff as well as lower deferred expense related to loan origination for the current period. Professional fees increased $337 thousand versus first quarter 2016 primarily as a result of higher consulting, investment management and legal fees. Loan related expenses increased $115 thousand versus first quarter 2016, mainly due to the write-downs associated with OREO properties in first quarter 2017. Other expense decreased $243 thousand versus first quarter 2016 primarily as a result of first quarter 2016 expenses related to sold loans serviced for others.

Income Taxes

The effective income tax rates for first quarter 2017 and first quarter 2016 were 27.0% and 25.9%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income.   Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2017 (to date) or 2016, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

CAPITAL RESOURCES

Shareholders’ equity was $95.2 million at March 31, 2017, up $1.2 million from December 31, 2016. Book value and tangible book value per common share were $34.38 and $29.26, respectively, compared with $33.13 and $27.69, respectively, at December 31, 2016. Contributing to the increase in shareholders’ equity for year-to-date 2017 was net income of $1.6 million and stock options exercised of $0.3 million, partially offset by common stock dividends of $0.8 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $0.5 million as of March 31, 2017.

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

Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well-capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows:

	March 31, 2017		December 31, 2016
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	13.34%	12.91%	13.26%	12.92%
Tier 1 Capital (to risk-weighted assets)	11.10	12.03	11.02	12.05
Common Equity Tier 1 Capital (to risk-weighted assets)	11.10	12.03	11.02	12.05
Tier 1 Capital (to average assets)	8.83	9.59	8.69	9.51

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

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of March 31, 2017, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During the three month period ended March 31, 2017, Salisbury paid $774 thousand in dividends on common stock.

On April 28, 2017, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on May 26, 2017 to shareholders of record on May 12, 2017. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2017 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2017, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for the 2-year Treasury rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate downward shift in market interest rates ranging from 100 basis points for the 2-year Treasury rates to 100 basis points for the 10-year Treasury; and (4) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 200 basis points for the 2-year Treasury rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rates. As of March 31, 2017, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of March 31, 2017:

As of March 31, 2017	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(6.27)%	2.88%
Immediately falling interest rates (static growth assumptions)	(3.16)	(5.85)
Immediately rising interest rates (static growth assumptions)	(3.13)	4.19

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2017 (in thousands)	Rates up 100bp	Rates up 200bp
Municipal bonds	(248)	(474)
Mortgage backed securities	(1,174)	(2,751)
Collateralized mortgage obligations	(388)	(738)
SBA pools	(4)	(8)
Other	(109)	(205)
Total available-for-sale debt securities	$(1,923)	$(4,176)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2017.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising in the ordinary course of business, which management currently believes are not material, individually or in the aggregate, to the business, financial condition or operating results of Salisbury or any of its subsidiaries. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS
Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed December 10, 2015).

10.1	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and subject to approval by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement filed April 10, 2017).
10.2	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
23.2	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 15, 2017	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 15, 2017	By:	/s/ Donald E. White
Donald E. White,
Executive Vice President and Chief Financial Officer

