Form 10-Q
period 2017-06-30
SALISBURY BANCORP INC
filed 2017-08-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 14, 2017 is 2,785,066.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from banks	$5,920	$5,434
Interest bearing demand deposits with other banks	55,472	30,051
Total cash and cash equivalents	61,392	35,485
Securities:
Available-for-sale at fair value	81,016	79,623
Federal Home Loan Bank of Boston stock at cost	3,452	3,211
Loans held-for-sale	594	—
Loans receivable, net (allowance for loan losses: $6,493 and $6,127)	771,850	763,184
Other real estate owned	3,854	3,773
Bank premises and equipment, net	16,149	14,398
Goodwill	13,827	12,552
Intangible assets (net of accumulated amortization: $3,764 and $3,511)	2,116	1,737
Accrued interest receivable	2,303	2,424
Cash surrender value of life insurance policies	14,211	14,038
Deferred taxes	1,320	1,367
Other assets	2,722	3,574
Total Assets	$974,806	$935,366
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits:
Demand (non-interest bearing)	$219,660	$218,420
Demand (interest bearing)	132,899	127,854
Money market	194,704	182,476
Savings and other	145,937	135,435
Certificates of deposit	118,141	117,585
Total deposits	811,341	781,770
Repurchase agreements	2,126	5,535
Federal Home Loan Bank of Boston advances	47,302	37,188
Subordinated debt	9,799	9,788
Note payable	327	344
Capital lease liability	1,987	418
Accrued interest and other liabilities	5,379	6,316
Total Liabilities	878,261	841,359
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000
Issued: 2,785,066 and 2,758,086	279	276
Paid-in capital	42,984	42,085
Retained earnings	53,453	51,521
Unearned compensation - restricted stock awards	(738)	(352)
Accumulated other comprehensive income	567	477
Total Shareholders' Equity	96,545	94,007
Total Liabilities and Shareholders' Equity	$974,806	$935,366

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share amounts)	2017	2016	2017	2016
Interest and dividend income
Interest and fees on loans	$8,235	$7,938	$16,577	$15,869
Interest on debt securities:
Taxable	354	286	672	579
Tax exempt	113	237	277	523
Other interest and dividends	94	60	176	134
Total interest and dividend income	8,796	8,521	17,702	17,105
Interest expense
Deposits	578	529	1,094	1,037
Repurchase agreements	1	1	1	2
Capital lease	20	17	37	35
Note payable	5	6	7	11
Subordinated debt	156	156	312	312
Federal Home Loan Bank of Boston advances	266	245	528	476
Total interest expense	1,026	954	1,979	1,873
Net interest and dividend income	7,770	7,567	15,723	15,232
Provision for loan losses	364	525	716	988
Net interest and dividend income after provision for loan losses	7,406	7,042	15,007	14,244
Non-interest income
Trust and wealth advisory	892	884	1,746	1,668
Service charges and fees	902	753	1,863	1,455
Gains on sales of mortgage loans, net	30	57	79	96
Mortgage servicing, net	31	45	76	79
(Loss) /gains and write-downs on sales and calls of available-for-sale securities, net	(14)	146	(14)	148
Other	110	115	223	229
Total non-interest income	1,951	2,000	3,973	3,675
Non-interest expense
Salaries	2,777	2,687	5,667	5,261
Employee benefits	831	910	1,919	1,998
Premises and equipment	907	844	1,802	1,739
Data processing	504	449	977	896
Professional fees	764	564	1,481	944
Collections, OREO and loan related	155	125	456	311
FDIC insurance	98	176	247	310
Marketing and community support	152	180	403	380
Amortization of core deposit intangibles	126	152	252	307
Other	546	551	1,081	1,330
Total non-interest expense	6,860	6,638	14,285	13,476
Income before income taxes	2,497	2,404	4,695	4,443
Income tax provision	615	669	1,208	1,196
Net income	$1,882	$1,735	$3,487	$3,247
Net income allocated to common stock	$1,867	$1,721	$3,461	$3,220
Basic earnings per common share	$0.68	$0.63	$1.26	$1.18
Weighted average common shares outstanding, to calculate basic earnings per share	2,757	2,734	2,753	2,729
Diluted earnings per common share	$0.67	$0.63	$1.25	$1.17
Weighted average common shares outstanding, to calculate diluted earnings per share	2,775	2,749	2,772	2,745
Common dividends per share	$0.28	$0.28	$0.56	$0.56

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2017	2016	2017	2016
Net income	$1,882	$1,735	$3,487	$3,247
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	106	190	122	122
Reclassification of net realized losses (gains) and write-downs in net income (1)	14	(146)	14	(148)
Unrealized gains (losses) on securities available-for-sale	120	44	136	(26)
Income tax (expense) benefit	(40)	(15)	(46)	9
Unrealized gains (losses) on securities available-for-sale, net of tax	80	29	90	(17)
Comprehensive income	$1,962	$1,764	$3,577	$3,230

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending June 30th 2017 and 2016 are $5 thousand and ($50) thousand respectively. The net tax effect for the six month periods ending June 30th are the same.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Six months ended June 30, 2017 and 2016

(dollars in thousands)	Common Stock		Paid-in capital	Retained earnings	Unearned compensation restricted stock awards	Accumulated other comp- rehensive income	Total shareholders' equity
	Shares	Amount
Balances at December 31, 2015	2,733,576	$273	$41,364	$47,922	$(110)	$1,125	$90,574
Net income for period	—	—	—	3,247	—	—	3,247
Other comprehensive loss, net of tax	—	—	—	—	—	(17)	(17)
Common stock dividends declared	—	—	—	(1,542)	—	—	(1,542)
Stock options exercised	4,050	—	87	—	—	—	87
Issuance of restricted stock awards	15,800	2	464	—	(466)	—	—
Issuance of common stock for directors	4,760	1	141	—	—	—	142
Stock based compensation- restricted stock awards	—	—	—	—	93	—	93
Balances at June 30, 2016	2,758,186	$276	$42,056	$49,627	$(483)	$1,108	$92,584
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income for period	—	—	—	3,487	—	—	3,487
Other comprehensive income, net of tax	—	—	—	—	—	90	90
Common stock dividends declared	—	—	—	(1,555)	—	—	(1,555)
Stock options exercised	12,150	1	312	—	—	—	313
Issuance of restricted stock awards	10,950	2	426	—	(428)	—	—
Forfeiture of restricted stock awards	(200)	—	(3)	—	3	—	—
Issuance of vested common stock for directors	2,056	—	81	—	—	—	81
Issuance of director’s restricted stock awards	2,024	—	83	—	(83)	—	—
Stock based compensation- restricted stock awards	—	—	—	—	122	—	122
Balances at June 30, 2017	2,785,066	$279	$42,984	$53,453	$(738)	$567	$96,545

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2017	2016
Operating Activities
Net income	$3,487	$3,247
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	77	133
Bank premises and equipment	648	604
Core deposit intangible	253	307
Modification fees on Federal Home Loan Bank of Boston advances	114	116
Subordinated debt issuance costs	11	12
Mortgage servicing rights	136	116
Fair value adjustment on loans	(744)	(988)
Fair value adjustment on deposits	(47)	(72)
(Gains) and losses, including write-downs
Loss (gain) and write-downs on sales and calls of securities available-for-sale, net	14	(148)
Gain on sales of loans, excluding capitalized servicing rights	(59)	(96)
Write-downs of other real estate owned	145	—
Loss on sale/disposals of premises and equipment	1	13
Provision for loan losses	716	988
Proceeds from loans sold	3,463	2,048
Loans originated for sale	(3,998)	(1,189)
Decrease (increase) in deferred loan origination fees and costs, net	47	(81)
Mortgage servicing rights originated	(38)	(45)
Increase in mortgage servicing rights impairment reserve	1	21
Decrease in interest receivable	133	90
(Increase) decrease in prepaid expenses	(104)	64
Increase in cash surrender value of life insurance policies	(173)	(177)
Decrease in income tax receivable	76	414
Decrease in other assets	802	234
Decrease in accrued expenses	(996)	(32)
Decrease in interest payable	(2)	(32)
Increase in other liabilities	58	890
Stock based compensation-restricted stock awards	122	93
Net cash provided by operating activities	4,143	6,530
Investing Activities
Purchase of Federal Home Loan Bank of Boston stock, net of redemptions	(241)	(260)
Purchases of securities available-for-sale	(25,116)	(32,536)
Proceeds from sales of securities available-for-sale	—	3,800
Proceeds from calls of securities available-for-sale	9,221	9,661
Proceeds from maturities of securities available-for-sale	14,547	15,320
Loan originations and principal collections, net	(2,091)	(50,488)
Recoveries of loans previously charged off	100	64
Proceeds from sales of other real estate owned	177	—
Capital expenditures	(795)	(817)
Cash and cash equivalents acquired from acquisition	22,375	—
Net cash provided (utilized) by investing activities	18,177	(55,256)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2017	2016
Financing Activities
(Decrease) increase in deposit transaction accounts, net	(2,418)	973
Increase (decrease) in time deposits, net	603	(963)
Decrease in securities sold under agreements to repurchase, net	(3,409)	(559)
Federal Home Loan Bank of Boston advances	10,000	19,994
Principal payments on Federal Home Loan Bank of Boston advances	—	(6)
Principal payments on note payable	(17)	(18)
Decrease in capital lease obligation	(11)	(2)
Stock options exercised	313	87
Issuance of shares for directors’ fees	81	142
Common stock dividends paid	(1,555)	(1,542)
Net cash provided (utilized) by financing activities	3,587	18,106
Net increase (decrease) in cash and cash equivalents	25,907	(30,620)
Cash and cash equivalents, beginning of period	35,485	62,118
Cash and cash equivalents, end of period	$61,392	$31,498
Cash paid during period
Interest	$1,903	$1,977
Income taxes	1,133	782
Non-cash transfers
From loans to other real estate owned	403	—
Empire State Bank branch acquisition 2017
Cash and cash equivalents acquired	22,375
Net loans acquired	7,097
Fixed assets acquired (including capital lease)	1,605
Accrued interest receivable acquired	12
Other assets acquired	20
Core deposit intangible	632
Goodwill	1,275
Deposits assumed	31,433
Capital lease assumed	1,580
Other liabilities assumed	3

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments –overall (subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Salisbury does not expect ASU No. 2016-01 to have a material impact on the Company's Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Salisbury has opted to recognize forfeitures as they occur as the impact is not expected to be material. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Salisbury adopted ASU 2016-09 as of January 1, 2017. Adoption did not have a material effect on the financial results for the first quarter of 2017 and contributed a $105 thousand benefit to the tax provision in the second quarter 2017.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this ASU are intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set of inputs, processes, and outputs is not a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities should apply the guidance prospectively on or after the effective date. Salisbury is currently evaluating the provisions of ASU 2017-01 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU will amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Entities should apply the guidance on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Salisbury is currently evaluating the provisions of ASU 2017-08 and does not expect that the adoption of the new standard will have a material impact on Salisbury’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU will provide clarity in the accounting guidance regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Entities should apply the guidance prospectively to an award modified on or after the adoption date. Salisbury is currently evaluating the provisions of ASU 2017-09 to determine the potential impact the new standard will have on Salisbury’s Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
June 30, 2017
Available-for-sale
Municipal bonds	$6,528	$71	$—	$6,599
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	48,866	271	173	48,964
Collateralized mortgage obligations
U.S. Government agencies	8,694	66	1	8,759
Non-agency	2,733	419	8	3,144
SBA bonds	10,488	23	3	10,508
CRA mutual funds	842	—	11	831
Corporate bonds	2,000	45	—	2,045
Preferred stock	7	159	—	166
Total securities available-for-sale	$80,158	$1,054	$196	$81,016
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,452	$—	$—	$3,452

(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
December 31, 2016
Available-for-sale
Municipal bonds	$15,800	$197	$1	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	53,407	229	335	53,301
Collateralized mortgage obligations:
U.S. Government agencies	1,470	4	—	1,474
Non-agency	3,327	414	6	3,735
SBA bonds	2,056	9	1	2,064
CRA mutual funds	834	—	16	818
Corporate bonds	2,000	16	3	2,013
Preferred stock	7	215	—	222
Total securities available-for-sale	$78,901	$1,084	$362	$79,623
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,211	$—	$—	$3,211

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury did not sell any available-for-sale securities during the six month period ended June 30, 2017. Salisbury sold $3.6 million of securities available-for-sale during the six month period ended June 30, 2016 realizing a pre-tax gain of $148 thousand and related tax expense of $50 thousand.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income (loss), the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

June 30, 2017 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Mortgage-backed securities	$15,685	$109	$10,615	$64	$26,300	$173
Collateralized mortgage obligations:
Non-agency	2,526	1	286	3	2,812	4
SBA bonds	2,669	3	44	—	2,713	3
CRA funds	831	11	—	—	831	11
Total temporarily impaired securities	21,711	124	10,945	67	32,656	191
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	120	5	—	—	120	5
Total temporarily impaired and other-than-temporarily impaired securities	$21,831	$129	$10,945	$67	$32,776	$196

December 31, 2016 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Municipal bonds	$517	$1	$—	$—	$517	$1
Mortgage-backed securities	34,758	329	249	6	35,007	335
Collateralized mortgage obligations:
Non-agency	60	—	339	5	399	5
SBA bonds	475	1	—	—	475	1
CRA funds	818	16	—	—	818	16
Corporate bonds	498	3	—	—	498	3
Total temporarily impaired securities	37,126	350	588	11	37,714	361
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	174	1	—	—	174	1
Total temporarily impaired and other-than-temporarily impaired securities	$37,300	$351	$588	$11	$37,888	$362

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

June 30, 2017 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
Municipal bonds	Within 1 year	$257	$258	4.55%
	After 1 year but within 5 years	543	547	3.25
	After 10 years but within 15 years	2,661	2,684	4.48
	After 15 years	3,067	3,110	4.51
	Total	6,528	6,599	4.40
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	48,866	48,964	2.33
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	8,694	8,759	2.64
	Non-agency	2,733	3,144	3.99
SBA bonds		10,488	10,508	2.99
CRA mutual funds		842	831	5.01
Corporate bonds	After 5 years but within 10 years	2,000	2,045	5.50
Preferred stock		7	166	5.48
Securities available-for-sale		$80,158	$81,016	2.78%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2017.

U.S. Government agency mortgage-backed securities: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider the twenty-four securities with unrealized losses at June 30, 2017 to be OTTI.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses on six positions were temporary in nature and does not consider these investments to be other-than temporarily impaired at June 30, 2017.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2017, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2017. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

CRA mutual funds consist of an investment in a fixed income mutual fund ($831 thousand in total fair value and $11 thousand in total unrealized losses as of June 30, 2017). The severity of the impairment (fair value is approximately 1.32% less than cost) and the duration of the impairment correlates with interest rates in 2017. Salisbury evaluated the near-term prospects of this fund in relation to the severity and duration of the impairment.  Based on that evaluation, Salisbury does not consider this investment to be OTTI at June 30, 2017.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30 (in thousands)	2017	2016
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2017. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	June 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$300,750	$5,687	$306,437	$295,030	$6,098	$301,128
Residential 5+ multifamily	11,472	5,456	16,928	7,976	5,649	13,625
Construction of residential 1-4 family	10,376	—	10,376	10,951	—	10,951
Home equity lines of credit	35,806	—	35,806	35,487	—	35,487
Residential real estate	358,404	11,143	369,547	349,444	11,747	361,191
Commercial	175,469	70,146	245,615	155,628	79,854	235,482
Construction of commercial	5,570	1,724	7,294	3,481	1,917	5,398
Commercial real estate	181,039	71,870	252,909	159,109	81,771	240,880
Farm land	4,453	—	4,453	3,914	—	3,914
Vacant land	6,969	—	6,969	6,600	—	6,600
Real estate secured	550,865	83,013	633,878	519,067	93,518	612,585
Commercial and industrial	110,424	15,222	125,646	121,144	20,329	141,473
Municipal	12,737	—	12,737	8,626	—	8,626
Consumer	4,826	56	4,882	5,312	68	5,380
Loans receivable, gross	678,852	98,291	777,143	654,149	113,915	768,064
Deferred loan origination fees and costs, net	1,200	—	1,200	1,247	—	1,247
Allowance for loan losses	(6,186)	(307)	(6,493)	(5,816)	(311)	(6,127)
Loans receivable, net	$673,866	$97,984	$771,850	$649,580	$113,604	$763,184
Loans held-for-sale
Residential 1-4 family	$594	$—	$594	$—	$—	$—

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Residential 1-4 family	$291,306	$6,030	$3,414	$—	$—	$300,750
Residential 5+ multifamily	9,473	1,841	158	—	—	11,472
Construction of residential 1-4 family	10,376	—	—	—	—	10,376
Home equity lines of credit	34,709	819	278	—	—	35,806
Residential real estate	345,864	8,690	3,850	—	—	358,404
Commercial	165,520	3,675	6,274	—	—	175,469
Construction of commercial	5,458	—	112	—	—	5,570
Commercial real estate	170,978	3,675	6,386	—	—	181,039
Farm land	3,467	—	986	—	—	4,453
Vacant land	6,888	81	—	—	—	6,969
Real estate secured	527,197	12,446	11,222	—	—	550,865
Commercial and industrial	108,798	1,337	289	—	—	110,424
Municipal	12,737	—	—	—	—	12,737
Consumer	4,809	17	—	—	—	4,826
Loans receivable, gross	$653,541	$13,800	$11,511	$—	$—	$678,852
14

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Residential 1-4 family	$5,534	$105	$48	$—	$—	$5,687
Residential 5+ multifamily	5,456	—	—	—	—	5,456
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	10,990	105	48	—	—	11,143
Commercial	63,060	2,539	4,547	—	—	70,146
Construction of commercial	1,466	—	258	—	—	1,724
Commercial real estate	64,526	2,539	4,805	—	—	71,870
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	75,516	2,644	4,853	—	—	83,013
Commercial and industrial	14,247	915	58	2	—	15,222
Municipal	—	—	—	—	—	—
Consumer	54	2	—	—	—	56
Loans receivable, gross	$89,817	$3,561	$4,911	$2	$—	$98,291

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$285,939	$6,170	$2,832	$89	$—	$295,030
Residential 5+ multifamily	5,907	1,906	163	—	—	7,976
Construction of residential 1-4 family	10,951	—	—	—	—	10,951
Home equity lines credit	34,299	512	676	—	—	35,487
Residential real estate	337,096	8,588	3,671	89	—	349,444
Commercial	145,849	3,759	6,020	—	—	155,628
Construction of commercial	3,366	—	115	—	—	3,481
Commercial real estate	149,215	3,759	6,135	—	—	159,109
Farm land	2,912	—	1,002	—	—	3,914
Vacant land	6,513	87	—	—	—	6,600
Real estate secured	495,736	12,434	10,808	89	—	519,067
Commercial and industrial	118,804	1,734	606	—	—	121,144
Municipal	8,626	—	—	—	—	8,626
Consumer	5,288	24	—	—	—	5,312
Loans receivable, gross	$628,454	$14,192	$11,414	$89	$—	$654,149

 Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$5,989	$109	$—	$—	$—	$6,098
Residential 5+ multifamily	5,649	—	—	—	—	5,649
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	11,638	109	—	—	—	11,747
Commercial	70,007	4,059	5,788	—	—	79,854
Construction of commercial	1,659	—	258	—	—	1,917
Commercial real estate	71,666	4,059	6,046	—	—	81,771
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	83,304	4,168	6,046	—	—	93,518
Commercial and industrial	19,110	1,160	59	—	—	20,329
Municipal	—	—	—	—	—	—
Consumer	65	3	—	—	—	68
Loans receivable, gross	$102,479	$5,331	$6,105	$—	$—	$113,915

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
June 30, 2017
Residential 1-4 family	$297,988	$184	$1,073	$160	$1,345	$2,762	$89	$1,934
Residential 5+ multifamily	11,472	—	—	—	—	—	—	158
Construction of residential 1-4 family	10,376	—	—	—	—	—	—	—
Home equity lines of credit	35,562	144	100	—	—	244	—	70
Residential real estate	355,398	328	1,173	160	1,345	3,006	89	2,162
Commercial	173,231	165	280	—	1,793	2,238	—	1,793
Construction of commercial	5,570	—	—	—	—	—	—	—
Commercial real estate	178,801	165	280	—	1,793	2,238	—	1,793
Farm land	3,730	—	—	—	723	723	—	986
Vacant land	6,969	—	—	—	—	—	—	—
Real estate secured	544,898	493	1,453	160	3,861	5,967	89	4,941
Commercial and industrial	110,097	190	—	65	72	327	—	137
Municipal	12,737	—	—	—	—	—	—	—
Consumer	4,823	1	2	—	—	3	—	—
Loans receivable, gross	$672,555	$684	$1,455	$225	$3,933	$6,297	$89	$5,078

Acquired Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
June 30, 2017
Residential 1-4 family	$5,598	$89	$—	$—	$—	$89	$—	$—
Residential 5+ multifamily	5,456	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,054	89	—	—	—	89	—	—
Commercial	67,058	—	720	1,000	1,368	3,088	1,000	1,368
Construction of commercial	1,466	—	—	—	258	258	—	258
Commercial real estate	68,524	—	720	1,000	1,626	3,346	1,000	1,626
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	79,578	89	720	1,000	1,626	3,435	1,000	1,626
Commercial and industrial	15,110	70	—	41	1	112	42	—
Municipal	—	—	—	—	—	—	—	—
Consumer	56	—	—	—	—	—	—	—
Loans receivable, gross	$94,744	$159	$720	$1,041	$1,627	$3,547	$1,042	$1,626

Business Activities Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
December 31, 2016
Residential 1-4 family	$291,941	$1,161	$213	$327	$1,388	$3,089	$236	$1,920
Residential 5+ multifamily	7,976	—	—	—	—	—	—	163
Construction of residential 1-4 family	10,951	—	—	—	—	—	—	—
Home equity lines of credit	35,190	155	88	—	54	297	—	519
Residential real estate	346,058	1,316	301	327	1,442	3,386	236	2,602
Commercial	152,905	451	250	1,793	229	2,723	—	2,022
Construction of commercial	3,481	—	—	—	—	—	—	—
Commercial real estate	156,386	451	250	1,793	229	2,723	—	2,022
Farm land	2,402	789	—	—	723	1,512	—	1,002
Vacant land	6,575	25	—	—	—	25	—	—
Real estate secured	511,421	2,581	551	2,120	2,394	7,646	236	5,626
Commercial and industrial	120,719	140	239	46	—	425	20	27
Municipal	8,626	—	—	—	—	—	—	—
Consumer	5,268	26	15	3	—	44	—	4
Loans receivable, gross	$646,034	$2,747	$805	$2,169	$2,394	$8,115	$256	$5,657

Acquired Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
December 31, 2016
Residential 1-4 family	$5,954	$144	$—	$—	$—	$144	$—	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,603	144	—	—	—	144	—	—
Commercial	76,471	762	—	346	2,275	3,383	—	2,621
Construction of commercial	1,659	—	—	—	258	258	—	258
Commercial real estate	78,130	762	—	346	2,533	3,641	—	2,879
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	89,733	906	—	346	2,533	3,785	—	2,879
Commercial and industrial	19,904	425	—	—	—	425	—	—
Municipal	—	—	—	—	—	—	—	—
Consumer	68	—	—	—	—	—	—	—
Loans receivable, gross	$109,705	$1,331	$—	$346	$2,533	$4,210	$—	$2,879

Interest on non-accrual loans that would have been recorded as additional interest income for the six months ended June 30, 2017 and 2016 had the loans been current in accordance with their original terms totaled $452 thousand and $578 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	Six months ended
	June 30, 2017			June 30, 2016
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	—	$—	$—	3	$316	$316
Commercial real estate	1	600	600	1	1,863	1,863
Troubled debt restructurings	1	$600	$600	4	$2,179	$2,179
Rate reduction and term extension	—	$—	$—	2	$262	$262
Debt consolidation	—	—	—	1	1,863	1,863
Term extension	1	600	600	1	54	54
Troubled debt restructurings	1	$600	$600	4	$2,179	$2,179

No acquired loans have been modified as a troubled debt restructure during the six months ended June 30, 2017 or June 30, 2016.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended June 30, 2017					Three months ended June 30, 2017
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,482	$(94)	$(37)	$2	$2,353	$—	$—	$—	$—	$—
Commercial	1,752	347	—	—	2,099	271	13	—	1	285
Land	189	(35)	—	—	154	—	—	—	—	—
Real estate	4,423	218	(37)	2	4,606	271	13	—	1	285
Commercial and industrial	866	162	(56)	7	979	48	33	(64)	5	22
Municipal	55	(37)	—	—	18	—	—	—	—	—
Consumer	92	(9)	(15)	1	69	—	—	—	—	—
Unallocated	530	(16)	—	—	514	—	—	—	—	—
Totals	$5,966	$318	$(108)	$10	$6,186	$319	$46	$(64)	$6	$307

	Business Activities Loans					Acquired Loans
(in thousands)	Six months ended June 30, 2017					Six months ended June 30, 2017
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,427	$2	$(80)	$4	$2,353	$—	$—	$—	$—	$—
Commercial	1,683	454	(38)	—	2,099	275	131	(150)	29	285
Land	198	(29)	(15)	—	154	—	—	—	—	—
Real estate	4,308	427	(133)	4	4,606	275	131	(150)	29	285
Commercial and industrial	1,043	(56)	(57)	49	979	36	41	(64)	9	22
Municipal	53	(35)	—	—	18	—	—	—	—	—
Consumer	75	31	(46)	9	69	—	—	—	—	—
Unallocated	337	177	—	—	514	—	—	—	—	—
Totals	$5,816	$544	$(236)	$62	$6,186	$311	$172	$(214)	$38	$307

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended June 30, 2016					Three months ended June 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,458	$59	$(287)	$18	$2,248	$69	$—	$—	$—	69
Commercial	1,585	149	—	—	1,734	94	40	(1)	1	134
Land	164	25	(23)	—	166	—	—	—	—	—
Real estate	4,207	233	(310)	18	4,148	163	40	(1)	1	203
Commercial and industrial	781	60	—	10	851	141	299	(414)	11	37
Municipal	59	(3)	—	—	56	—	—	—	—	—
Consumer	114	(26)	(7)	8	89	—	—	—	—	—
Unallocated	412	(78)	—	—	334	—	—	—	—	—
Totals	$5,573	$186	$(317)	$36	$5,478	$304	$339	$(415)	$12	$240

	Business Activities Loans					Acquired Loans
(in thousands)	Six months ended June 30, 2016					Six months ended June 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,477	$146	$(394)	$19	$2,248	$79	$(10)	$—	$—	$69
Commercial	1,466	302	(35)	1	1,734	132	96	(98)	4	134
Land	188	24	(46)	—	166	—	—	—	—	—
Real estate	4,131	472	(475)	20	4,148	211	86	(98)	4	203
Commercial and industrial	683	185	(32)	15	851	24	413	(415)	15	37
Municipal	61	(5)	—	—	56	—	—	—	—	—
Consumer	124	(15)	(30)	10	89	—	—	—	—	—
Unallocated	482	(148)	—	—	334	—	—	—	—	—
Totals	$5,481	$489	$(537)	$45	$5,478	$235	$499	$(513)	$19	$240

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2017
Residential 1-4 family	$295,656	$1,782	$5,094	$135	$300,750	$1,917
Residential 5+ multifamily	9,712	114	1,760	2	11,472	116
Construction of residential 1-4 family	10,376	71	—	—	10,376	71
Home equity lines of credit	35,624	248	182	1	35,806	249
Residential real estate	351,368	2,215	7,036	138	358,404	2,353
Commercial	171,448	1,990	4,021	64	175,469	2,054
Construction of commercial	5,458	44	112	—	5,570	44
Commercial real estate	176,906	2,034	4,133	64	181,039	2,098
Farm land	3,467	23	986	—	4,453	23
Vacant land	6,765	128	204	3	6,969	131
Real estate secured	538,506	4,400	12,359	205	550,865	4,605
Commercial and industrial	110,234	947	190	32	110,424	979
Municipal	12,737	18	—	—	12,737	18
Consumer	4,826	69	—	—	4,826	69
Unallocated allowance	—	514	—	—	—	514
Totals	$666,303	$5,948	$12,549	$237	$678,852	$6,185

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2017
Residential 1-4 family	$5,687	$—	$—	$—	$—	$—	$5,687	$—
Residential 5+ multifamily	5,456	—	—	—	—	—	5,456	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,143	—	—	—	—	—	11,143	—
Commercial	64,212	28	2,147	186	3,787	69	70,146	283
Construction of commercial	1,466	2	258	—	—	—	1,724	2
Commercial real estate	65,678	30	2,405	186	3,787	69	71,870	285
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	76,821	30	2,405	186	3,787	69	83,013	285
Commercial and industrial	15,097	11	—	—	125	11	15,222	22
Municipal	—	—	—	—	—	—	—	—
Consumer	41	—	—	—	15	—	56	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$91,959	$41	$2,405	$186	$3,927	$80	$98,291	$307

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$289,900	$1,797	$5,130	$129	$295,030	$1,926
Residential 5+ multifamily	6,153	56	1,823	6	7,976	62
Construction of residential 1-4 family	10,951	91	—	—	10,951	91
Home equity lines of credit	34,854	326	633	22	35,487	348
Residential real estate	341,858	2,270	7,586	157	349,444	2,427
Commercial	151,940	1,587	3,688	60	155,628	1,647
Construction of commercial	3,366	36	115	—	3,481	36
Commercial real estate	155,306	1,623	3,803	60	159,109	1,683
Farm land	2,912	28	1,002	—	3,914	28
Vacant land	6,390	166	210	4	6,600	170
Real estate secured	506,466	4,087	12,601	221	519,067	4,308
Commercial and industrial	121,060	1,043	84	—	121,144	1,043
Municipal	8,626	53	—	—	8,626	53
Consumer	5,309	75	3	—	5,312	75
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$6,098	$—	$—	$—	$—	$—	$6,098	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	5,649	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,747	—	—	—	—	—	11,747	—
Commercial	72,569	22	3,388	191	3,897	59	79,854	272
Construction of commercial	1,659	3	258	—	—	—	1,917	3
Commercial real estate	74,228	25	3,646	191	3,897	59	81,771	275
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	85,975	25	3,646	191	3,897	59	93,518	275
Commercial and industrial	20,020	16	—	—	309	20	20,329	36
Municipal	—	—	—	—	—	—	—	—
Consumer	52	—	—	—	16	—	68	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$106,047	$41	$3,646	$191	$4,222	$79	$113,915	$311

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

June 30, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$661,480	$5,226	$—	$—	$661,480	$5,226
Potential problem loans	4,823	208	—	—	4,823	208
Impaired loans	—	—	12,549	238	12,549	238
Unallocated allowance	—	514	—	—	—	514
Totals	$666,303	$5,948	$12,549	$238	$678,852	$6,186

Acquired Loans

June 30, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$93,380	$55	$—	$—	$93,380	$55
Potential problem loans	2,506	66	—	—	2,506	66
Impaired loans	—	—	2,405	186	2,405	186
Unallocated allowance	—	—	—	—	—	—
Totals	$95,886	$121	$2,405	$186	$98,291	$307

Business Activities Loans

December 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$636,645	$5,062	$—	$—	$636,645	$5,062
Potential problem loans	4,816	196	—	—	4,816	196
Impaired loans	—	—	12,688	221	12,688	221
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

December 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$107,810	$55	$—	$—	$107,810	$55
Potential problem loans	2,459	65	—	—	2,459	65
Impaired loans	—	—	3,646	191	3,646	191
Unallocated allowance	—	—	—	—	—	—
Totals	$110,269	$120	$3,646	$191	$113,915	$311

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2017
Residential	$3,395	$3,501	$3,451	$137	$53	$3,460	$4,198	$3,597	$57
Home equity lines of credit	47	49	99	1	1	135	186	183	10
Residential real estate	3,442	3,550	3,550	138	54	3,595	4,384	3,780	67
Commercial	1,571	1,612	2,108	64	30	2,450	2,959	1,687	22
Construction of commercial	112	118	16	—	4	—	—	97	—
Farm land	—	—	—	—	—	986	1,151	982	—
Vacant land	45	45	45	3	1	159	184	162	6
Real estate secured	5,170	5,325	5,719	205	89	7,190	8,678	6,708	95
Commercial and industrial	110	110	16	32	—	79	112	124	4
Consumer	—	—	—	—	—	—	7	2	—
Totals	$5,280	$5,435	$5,735	$237	$89	$7,269	$8,797	$6,834	$99

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2017
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—
Commercial	833	1,186	1,104	186	7	1,314	1,896	1,564	43
Construction of commercial	—	—	—	—	—	258	272	258	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	833	1,186	1,104	186	7	1,572	2,168	1,822	43
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$833	$1,186	$1,104	$186	$7	$1,572	$2,168	$1,822	$43

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2016
Residential	$3,516	$3,684	$5,907	$135	$88	$3,437	$4,031	$2,822	$94
Home equity lines of credit	406	435	462	22	2	227	277	331	3
Residential real estate	3,922	4,119	6,369	157	90	3,664	4,308	3,153	97
Commercial	3,021	3,304	3,347	60	34	667	897	934	42
Construction of commercial	—	—	56	—	—	115	121	63	8
Farm land	—	—	394	—	—	1,002	1,140	622	—
Vacant land	46	46	1,786	4	3	164	189	195	12
Real estate secured	6,989	7,469	11,952	221	127	5,612	6,655	4,967	159
Commercial and industrial	—	—	31	—	—	84	130	201	3
Consumer	—	—	—	—	—	3	16	7	—
Totals	$6,989	$7,469	$11,983	$221	$127	$5,699	$6,801	$5,175	$162

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2016
Residential	$—	$—	$504	$—	$—	$—	$—	$238	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	504	—	—	—	—	238	—
Commercial	1,254	1,628	725	191	14	2,134	2,621	2,112	38
Construction of commercial	—	—	—	—	—	258	272	258	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,254	1,628	1,229	191	14	2,392	2,893	2,608	38
Commercial and industrial	—	—	77	—	—	—	—	19	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,254	$1,628	$1,306	$191	$14	$2,392	$2,893	$2,627	$38

As of June 30, 2017 and December 31, 2016 the recorded investment in residential mortgage loans collateralized by real estate that were in the process of foreclosure was $1.2 million and $2.1 million, respectively. At June 30, 2017 and December 31, 2016, the carrying amount of foreclosed residential real estate held as a result of obtaining physical possession amounted to $1.1 million and $3.6 million respectively.

NOTE 4 - MORTGAGE SERVICING RIGHTS

(in thousands)	June 30, 2017	December 31, 2016
Residential mortgage loans serviced for others	$122,043	$125,243
Fair value of mortgage servicing rights	916	902

Changes in mortgage servicing rights are as follows:

	Three months		Six months
Periods ended June 30, (in thousands)	2017	2016	2017	2016
Mortgage Servicing Rights
Balance, beginning of period	$296	$456	$339	$487
Originated	14	24	38	45
Amortization (1)	(69)	(64)	(136)	(116)
Balance, end of period	$241	$416	$241	$416
Valuation Allowance
Balance, beginning of period	$(25)	$(24)	$(23)	$(4)
Decrease (increase) in impairment reserve (1)	1	(1)	(1)	(21)
Balance, end of period	(24)	(25)	(24)	(25)
Mortgage servicing rights, net	$217	$391	$217	$391
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	June 30, 2017	December 31, 2016
Securities available-for-sale (at fair value)	$70,009	$63,833
Loans receivable (at book value)	193,833	203,145
Total pledged assets	$263,842	$266,978

At June 30, 2017, securities were pledged as follows: $65.0 million to secure public deposits, $4.9 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Six months
Periods ended June 30, (in thousands, except per share data)	2017	2016	2017	2016
Net income	$1,882	$1,735	$3,487	$3,247
Less: Undistributed earnings allocated to participating securities	(15)	(14)	(26)	(27)
Net income allocated to common stock	$1,867	$1,721	$3,461	$3,220
Weighted average common shares issued	2,780	2,756	2,773	2,751
Less: Unvested restricted stock awards	(23)	(22)	(20)	(22)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,757	2,734	2,753	2,729
Add: Dilutive effect of unvested restricted stock awards	18	15	19	16
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,775	2,749	2,772	2,745
Earnings per common share (basic)	$0.68	$0.63	$1.26	$1.18
Earnings per common share (diluted)	$0.67	$0.63	$1.25	$1.17

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital (to risk-weighted assets)
Salisbury	$97,802	13.10%	$59,725	8.0%	n/a	—
Bank	94,815	12.70	59,724	8.0	74,655	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	81,150	10.87	44,794	6.0	n/a	—
Bank	88,163	11.81	44,793	6.0	59,724	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	81,150	10.87	33,595	4.5	n/a	—
Bank	88,163	11.81	33,595	4.5	48,526	6.5
Tier 1 Capital (to average assets)
Salisbury	81,150	8.77	37,013	4.0	n/a	—
Bank	88,163	9.53	37,007	4.0	46,259	5.0
December 31, 2016
Total Capital (to risk-weighted assets)
Salisbury	$96,166	13.26%	$57,997	8.0%	n/a	—
Bank	93,690	12.92	57,996	8.0	$72,495	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	43,498	6.0	n/a	—
Bank	87,392	12.05	43,497	6.0	57,996	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	32,623	4.5	n/a	—
Bank	87,392	12.05	32,623	4.5	47,122	6.5
Tier 1 Capital (to average assets)
Salisbury	79,868	8.69	37,282	4.0	n/a	—
Bank	87,392	9.57	36,762	4.0	45,953	5.0

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

NOTE 8 – BENEFITS

Salisbury’s 401(k) Plan expense was $187,000 and $173,000, respectively, for the three month periods ended June 30, 2017 and 2016, and $472,000 and $389,000, respectively, for the six month periods ended June 30, 2017 and 2016. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $17,000 and $19,000, respectively, for the three month periods ended June 30, 2017 and 2016, and $36,000 and $37,000, respectively, for the six month periods ended June 30, 2017 and 2016.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vest in full upon six years of qualified service.

Salisbury’s ESOP expense was $15,000 and $45,000, respectively, for the three month periods ended June 30, 2017 and 2016, and $49,000 and $81,000, respectively, for the six month periods ended June 30, 2017 and 2016.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "NQDC Plan") was adopted effective January 1, 2013. The NQDC Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in the NQDC Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. The NQDC Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section.

In 2017, 2016, 2015, and 2014, the Bank awarded nine (9), nine (9), six (6) and seven (7) Executives, respectively, with discretionary contributions to the plan. Expenses related to the NQDC Plan amounted to $21,000 for the second quarter of 2017 and $10,000 for the second quarter of 2016. Additionally, expenses related to the NQDC plan amounted to $41,000 and $20,000 for the six months ended June 30, 2017 and 2016, respectively. The vesting schedule is based on the Executive’s date of retirement and ranges from 7.7% per year to 50% per year with two exceptions which are 10 and 15 year cliff vesting schedules from the date of initial award.

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

Grants of Restricted Stock and Options

Restricted Stock

On January 29, 2016, Salisbury granted a total of 15,800 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan (“2011 LTIP”), which was approved by shareholders at the 2011 Annual Meeting, to 42 employees, including 6,000 shares to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 5,000 and John Davies, President New York Region and Chief Lending Officer and Donald E. White, Chief Financial Officer each received 500 shares. The fair value of the stock as of the grant date was determined to be $466 thousand and the stock will be vested three years from the grant date.

Expense related to such grants in the three months ended June 30, 2017 and 2016 totaled $58 thousand and $46 thousand, respectively, and for the six months ended June 30, 2017 and 2016 totaled $122 thousand and $93 thousand, respectively. Unrecognized compensation cost relating to the awards as of June 30, 2017 and 2016 totaled $738 thousand and $483 thousand, respectively. There were no forfeitures in the three months ended June 30, 2017 and 2016, respectively. Forfeitures in the six months ended June 30, 2017 and 2016 totaled 200 and 0 shares, respectively.

The Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 LTIP”) on February 24, 2017, which was approved by shareholders at the 2017 Annual Meeting on May 17, 2017. Pursuant to the 2017 LTIP as of May 17, 2017, following shareholder approval of the 2017 LTIP, no further awards will be made under the 2011 LTIP, which shall remain in existence solely for purposes of administering outstanding grants. Under the 2017 LTIP, the total number of shares of Common Stock reserved and available for issuance in the next ten years in connection with awards under the 2017 LTIP is 200,000 shares of Common Stock, which represents approximately 7% of Salisbury’s 2,770,036 outstanding shares of Common Stock as of March 20, 2017. Of the maximum shares available under the 2017 LTIP, 200,000 shares may be issued upon the exercise of stock options (all of which may be granted as incentive stock options) and 150,000 shares may be issued as restricted stock or restricted stock units (including deferred stock units), provided that, to the extent that a share is issued as a restricted stock award or a restricted stock unit, the share would no longer be available for award as a stock option, unless the restricted stock award or restricted unit is forfeited or otherwise returned to the 2017 LTIP.

On April 28, 2017, Salisbury granted a total of 10,750 shares of restricted stock pursuant to its 2011 LTIP to 37 employees, including 2,500 shares to two Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 2,000 and John Davies, President New York Region and Chief Lending Officer received 500 shares. The fair value of the stock as of the grant date was determined to be $419,250 and the stock will be vested three years from the grant date.

On April 28, 2017, Salisbury granted a total of 2,056 shares of stock pursuant to its 2011 LTIP to directors as a component of their annual compensation. While all directors received partial awards for their 2016 service, Louise Brown received her full award due to her pending retirement from the board. The fair value of the stock as of the grant date was determined to be $80,184.

On May 26, 2017, Salisbury granted a total of 200 shares of restricted stock pursuant to its 2017 LTIP, which was approved by shareholders at the 2017 Annual Meeting, to one employee. The fair value of the stock as of the grant date was determined to be $8,200 and the stock will be vested three years from the grant date.

On May 26, 2017, Salisbury granted a total of 2,024 shares of stock pursuant to the 2017 LTIP to directors as a component of their annual compensation. The fair value of the stock as of the grant date was determined to be $82,984.

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

The following table presents the pre-tax expense associated with stock options and restricted stock awards as well as the related recognized tax benefits:

	Three months		Six months
Periods ended June 30, (in thousands)	2017	2016	2017	2016
Stock Options	$—	$—	$—	$—
Restricted stock awards	61	53	122	93
Total stock based compensation expense	$61	$53	$122	$93
Related tax benefits recognized in earnings	$21	$18	$41	$32

Not included in the above is the excess tax benefit related to the adoption of 2016-09 in the amount of $105 thousand for both the three and six month periods ending June 30,2017 respectively.

NOTE 9 – FAIR VALUE OF ASSETS AND LIABILITIES

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2017.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
28

•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$6,599	$—	$6,599
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	48,964	—	48,964
Collateralized mortgage obligations:
U.S. Government agencies	—	8,759	—	8,759
Non-agency	—	3,144	—	3,144
SBA bonds	—	10,508	—	10,508
CRA mutual funds	831	—	—	831
Corporate bonds	—	2,045	—	2,045
Preferred stock	166	—	—	166
Securities available-for-sale	$997	$80,019	$—	$81,016
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,720	$4,720
Other real estate owned	$—	$—	$3,854	$3,854
December 31, 2016
Assets at fair value on a recurring basis
Municipal bonds	$—	$15,996	$—	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	53,301	—	53,301
Collateralized mortgage obligations:
U.S. Government agencies	—	1,474	—	1,474
Non-agency	—	3,735	—	3,735
SBA bonds	—	2,064	—	2,064
CRA mutual funds	818	—	—	818
Corporate bonds	—	2,013	—	2,013
Preferred stock	222	—	—	222
Securities available-for-sale	$1,040	$78,583	$—	$79,623
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,256	$5,256
Other real estate owned	$—	$—	$3,773	$3,773

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets
Cash and cash equivalents	$61,392	$61,392	$61,392	$—	$—
Securities available-for-sale	81,016	81,016	997	80,019	—
Federal Home Loan Bank stock	3,452	3,452	—	3,452	—
Loans held-for-sale	594	594	—	—	594
Loans receivable, net	771,850	787,484	—	—	787,484
Accrued interest receivable	2,303	2,303	—	—	2,303
Cash surrender value of life insurance	14,211	14,211	14,211	—	—
Financial Liabilities
Demand (non-interest bearing)	$219,660	$219,660	$—	$—	$219,660
Demand (interest-bearing)	132,899	132,899	—	—	132,899
Money market	194,704	194,704	—	—	194,704
Savings and other	145,937	145,937	—	—	145,937
Certificates of deposit	118,141	119,107	—	—	119,107
Deposits	811,341	812,307	—	—	812,307
Repurchase agreements	2,126	2,126	—	—	2,126
FHLBB advances	47,302	48,286	—	—	48,286
Subordinated debt	9,799	10,433	—	—	10,433
Note payable	327	360	—	—	360
Capital lease liability	1,987	2,285	—	—	2,285
Accrued interest payable	88	88	—	—	88
December 31, 2016
Financial Assets
Cash and cash equivalents	$35,485	$35,485	$35,485	$—	$—
Securities available-for-sale	79,623	79,623	1,040	78,583	—
Federal Home Loan Bank stock	3,211	3,211	—	—	3,211
Loans receivable, net	763,184	774,442	—	—	774,442
Accrued interest receivable	2,424	2,424	—	—	2,424
Cash surrender value of life insurance	14,038	14,038	14,038	—	—
Financial Liabilities
Demand (non-interest bearing)	$218,420	$218,420	$—	$—	$218,420
Demand (interest-bearing)	127,854	127,854	—	—	127,854
Money market	182,476	182,476	—	—	182,476
Savings and other	135,435	135,435	—	—	135,435
Certificates of deposit	117,585	118,610	—	—	118,610
Deposits	781,770	782,795	—	—	782,795
Repurchase agreements	5,535	5,535	—	—	5,535
FHLBB advances	37,188	38,440	—	—	38,440
Subordinated debt	9,788	10,378	—	—	10,378
Note payable	344	377	—	—	377
Capital lease liability	418	841	—	—	841
Accrued interest payable	89	89	—	—	89

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2016. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the management and operations of the business of the Bank. The Bank, which formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from fourteen full-service offices in the towns of: Canaan, Lakeville, Salisbury and Sharon, Connecticut; Great Barrington, Sheffield and South Egremont, Massachusetts; and, Dover Plains, Fishkill, Millerton, Newburgh, New Paltz, Poughkeepsie, and Red Oaks Mill, New York. The Bank’s trust and wealth advisory services are based in Lakeville, Connecticut. In June 2017, the Bank acquired a branch office and related deposits from another institution in New Paltz, New York adding to Salisbury’s full service offices and a strong commercial lending focus in the New York market.

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

FINANCIAL CONDITION

Overview

Total assets were $974.8 million at June 30, 2017, up $39.4 million from December 31, 2016. Loans receivable, net, were $771.9 million at June 30, 2017, up $8.7 million from December 31, 2016. Non-performing assets were $11.7 million at June 30, 2017, down $0.9 million from $12.6 million at December 31, 2016. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.83%, 0.80% and 0.76%, at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. Deposits increased $29.6 million to $811.3 million at June 30, 2017, up from $781.8 million at December 31, 2016.

At June 30, 2017, book value and tangible book value per common share were $34.66 and $28.94, respectively. Salisbury’s Tier 1 leverage, total risk-based and common equity Tier 1 capital ratios were 8.77%, 13.12%, and 10.88%, respectively.

Securities and Short Term Funds

During the first six months of 2017, securities increased $1.6 million to $84.5 million at June 30, 2017. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $25.9 million to $61.4 million at June 30, 2017.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2017. As of June 30, 2017 one of these positions reflected a loss of $4 thousand while the remaining three positions reflected an unrealized gain of $353 thousand.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of June 30, 2017, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $8.7 million to $771.9 million at June 30, 2017, compared with $763.2 million at December 31, 2016 and increased $22.4 million from $749.5 million at June 30, 2016.

Loan Credit Quality

During the first six months of 2017, total impaired and potential problem loans decreased to $22.3 million, or 2.9% of gross loans receivable at June 30, 2017, from $23.6 million, or 3.1% of gross loans receivable at December 31, 2016, and decreased from $28.8 million at June 30, 2016. The percentage of such loans at June 30, 2017 when compared to June 30, 2016 improved from 3.8% of gross loans.

Changes in impaired and potential problem loans are as follows:

	June 30, 2017				June 30, 2016

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accrual	Accruing	loans	Total	accrual	Accruing	loans	Total
Net loans placed on non-accrual status	$687	$—	$(111)	$576	$680	$1	$605	$1,286
Loans restored to accrual status	(528)	—	—	(528)	(2,423)	146	2,035	(242)
Loan risk rating downgrades to substandard	—	—	768	768	—	—	2,303	2,303
Loan risk rating upgrades from substandard	—	—	—	—	—	—	(2,900)	(2,900)
Loan repayments	(1,392)	(147)	(558)	(2,097)	(427)	(47)	(8)	(482)
Loan charge-offs (less charge offs for delinquent taxes)	(197)	—	(45)	(242)	(700)	—	—	(700)
Increase (decrease) in troubled debt restructuring	—	600	—	600	—	175	—	175
Real estate acquired in settlement of loans	(403)	—	—	(403)	—	—	—	—
Increase (decrease) in loans	$(1,833)	$453	$54	$(1,326)	$(2,870)	$275	$2,035	$(560)

During the second quarter of 2017, Salisbury placed $344 thousand of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $30 thousand of non-accrual loans primarily as a result of credit or collateral deficiencies.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Troubled debt restructurings, accruing	$8,250	$7,798
Troubled debt restructurings, non-accrual	2,024	2,262
All other non-accrual loans	4,680	6,274
Impaired loans	$14,954	$16,334

Non-Performing Assets

Non-performing assets decreased $0.9 million to $11.7 million, or 1.2% of assets at June 30, 2017, from $12.6 million, or 1.3% of assets at December 31, 2016, and decreased $2.9 million from $14.6 million, or 1.6% of assets at June 30, 2016.

The 7% decrease in non-performing assets in 2017 resulted primarily from $1.4 million in payoffs and repayments, $0.5 million of loans reinstated to accrual status, and $0.2 million charged off. This decrease was offset in part by $0.7 million placed on non-accrual.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Residential 1-4 family	$1,934	$1,920
Residential 5+ multifamily	158	163
Home equity lines of credit	70	519
Commercial	3,419	4,901
Farm land	986	1,002
Vacant land	—	—
Real estate secured	6,567	8,505
Commercial and industrial	137	27
Consumer	—	4
Non-accrual loans	6,704	8,536
Accruing loans past due 90 days and over	1,131	256
Non-performing loans	7,835	8,792
Real estate acquired in settlement of loans, net	3,854	3,773
Non-performing assets	$11,689	$12,565

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2017	December 31, 2016
Current	$951	$1,005
Past due 30-59 days	—	344
Past due 60-89 days	58	—
Past due 90-179 days	1,266	2,516
Past due 180 days and over	5,560	4,927
Total non-performing loans	$7,835	$8,792

At June 30, 2017, 12.14% of non-performing loans were current with respect to loan payments, compared with 11.43% at December 31, 2016.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.2 million during the six month period ended June 30, 2017 to $10.3 million, or 1.33% of gross loans receivable at June 30, 2017, from $10.1 million, or 1.31% of gross loans receivable at December 31, 2016.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Residential 1-4 family	$3,160	$4,869
Residential 5+ multifamily	1,602	—
Home equity lines of credit	112	114
Personal	—	—
Vacant land	204	210
Commercial	3,119	2,549
Real estate secured	8,197	7,742
Commercial and industrial	53	56
Accruing troubled debt restructured loans	8,250	7,798
Residential 1-4 family	73	240
Residential 5+ multifamily	158	—
Home equity lines of credit	—	—
Personal	—	—
Vacant land	—	2,022
Commercial	1,793	—
Real estate secured	2,024	2,262
Commercial and Industrial	—	—
Non-accrual troubled debt restructured loans	2,024	2,262
Troubled debt restructured loans	$10,274	$10,060

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2017	December 31, 2016
Current	$8,197	$7,683
Past due 30-59 days	53	115
Accruing troubled debt restructured loans	8,250	7,798
Current	231	240
Past due 90-179 days	—	1,793
Past due 180 days and over	1,793	229
Non-accrual troubled debt restructured loans	2,024	2,262
Total troubled debt restructured loans	$10,274	$10,060

At June 30, 2017, 82% of troubled debt restructured loans were current with respect to loan payments, as compared with 79% at December 31, 2016.

Past Due Loans

Loans past due 30 days or more decreased $2.5 million during the six month period ended June 30, 2017 to $9.8 million, or 1.28% of gross loans receivable at June 30, 2017, compared with $12.3 million, or 1.60% of gross loans receivable at December 31, 2016.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Past due 30-59 days	$843	$3,733
Past due 60-89 days	2,117	804
Past due 90-179 days	1,130	256
Past due 180 days+	2	—
Accruing loans	4,092	4,793
Past due 30-59 days	—	344
Past due 60-89 days	58	—
Past due 90-179 days	136	2,260
Past due 180 days and over	5,558	4,927
Non-accrual loans	5,752	7,531
Total loans past due 30 days and over	$9,844	$12,324

Potential Problem Loans

Total potential problem loans remained unchanged during the six month period ended June 30, 2017 at $7.3 million, or 0.95% of gross loans receivable at June 30, 2017 and December 31, 2016.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Residential 1-4 family	$1,049	$514
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	174	123
Residential real estate	1,223	637
Commercial	5,948	6,057
Construction of commercial	—	—
Commercial real estate	5,948	6,057
Farm land	—	—
Vacant land	—	—
Real estate secured	7,171	6,694
Commercial and industrial	158	581
Consumer	—	—
Other classified loans receivable	$7,329	$7,275

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2017	December 31, 2016
Current	$6,135	$6,383
Past due 30-59 days	154	826
Past due 60-89 days	951	66
Past due 90-179 days	89	—
Total potential problem loans	$7,329	$7,275

At June 30, 2017, 84% of potential problem loans were current with respect to loan payments, as compared with 88% at December 31, 2016.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $29.5 million during the six months ended June 30, 2017 to $811.3 million, from $781.8 million at December 31, 2016, and increased $56.8 million year-over-year from $754.5 million at June 30, 2016. Retail repurchase agreements decreased $3.4 million during the six months ended June 30, 2017 to $2.1 million compared with $5.5 million at December 31, 2016, and decreased $1.3 million as compared with balances of $3.4 million at June 30, 2016.

Federal Home Loan Bank of Boston (FHLBB) advances increased $10.1 million during the six months ended June 30, 2017 to $47.3 million at June 30, 2017, from $37.2 million at December 31, 2016, and increased $0.2 million year-over-year from $47.1 million at June 30, 2016. The increase in short term advances was primarily due to changes in the mix of balance sheet funding.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At June 30, 2017, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 22.63%, up from 21.89% at December 31, 2016. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2017 provided net cash of $4.1 million. Investing activities provided net cash of $18.2 million principally from cash and cash equivalents related to the New Paltz, New York branch acquisition of $22.4 million and proceeds of $23.8 from calls and maturities of securities available-for-sale, offset by $25.4 million of purchases of securities available-for-sale and FHLBB stock, $2.1 million of net loan originations and principal collections and $0.8 million of capital expenditures. Financing activities provided net cash of $3.6 million, principally due to the $10.0 million increase in FHLBB advances, offset by a decrease of $3.4 million in securities sold under agreements to repurchase and a decrease of $2.4 million in deposit transaction accounts.

At June 30, 2017, Salisbury had outstanding commitments to fund new loan originations of $30.4 million and unused lines of credit of $118.1 million. Salisbury believes that these commitments can be met in the normal course of business and that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, as well as deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2017 and 2016

OVERVIEW

Net income allocated to common stock was $1.9 million, or $0.68 per common share, for the second quarter ended June 30, 2017 (second quarter 2017), compared with $1.7 million, or $0.63 per common share, for the second quarter ended June 30, 2016 (second quarter 2016), and $1.6 million, or $0.58 per common share, for the first quarter ended March 31, 2017 (first quarter 2017).

•	The previously announced acquisition of the New Paltz, New York branch closed during the second quarter adding $31 million in deposits and $7 million in loans. The New Paltz branch is Salisbury’s 14th full service branch facility and expands Salisbury’s presence in New York State, which is comprised of seven (7) branches in Dutchess, Orange and Ulster Counties in New York.
•	Earnings per share increased to $0.68 per share from $0.58 last quarter and $0.63 for the second quarter 2016.

•	Non-Performing loans decreased to 1.01% of gross loans receivable from 1.93% at June 30, 2016.

•	Wealth assets under administration increased to $585.8 million at June 30, 2017, an increase of $161.1 million, or 37.9%, from second quarter 2016.

•	Book value per common share increased to $34.66 at June 30, 2017 from $34.38 at March 31, 2017, and $33.57 at June 30, 2016.

Net Interest Income

Tax equivalent net interest income for second quarter 2017 decreased $212 thousand, or 2.58%, versus first quarter 2017, and increased $129 thousand or 1.64%, versus second quarter 2016. Average earning assets increased $3.1 million versus first quarter 2017, and increased $36.9 million versus second quarter 2016. Average total interest bearing deposits increased $6.9 million versus first quarter 2017 and increased $11.3 million versus second quarter 2016. The net interest margin of 3.63% decreased 11 basis points versus 3.74% for the first quarter 2017 and decreased 8 basis points versus 3.71% for the second quarter 2016.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Loans (a)(d)(f)	$774,028	$743,479	$8,417	$8,121	4.35%	4.35%
Securities (c)(d)	76,493	76,185	517	646	2.70	3.39
FHLBB stock	3,904	3,392	36	29	3.69	3.42
Short term funds (b)	29,627	24,123	58	31	0.78	0.51
Total earning assets	884,052	847,179	9,028	8,827	4.08	4.16
Other assets	56,109	54,821
Total assets	$940,161	$902,000
Interest-bearing demand deposits	$131,968	$122,016	81	79	0.25	0.26
Money market accounts	187,278	194,406	159	139	0.34	0.29
Savings and other	141,691	124,975	85	56	0.24	0.18
Certificates of deposit	115,882	124,161	253	255	0.87	0.83
Total interest-bearing deposits	576,819	565,558	578	529	0.40	0.38
Repurchase agreements	1,419	2,824	1	1	0.28	0.14
Capital lease	433	420	20	17	18.48	16.19
Note payable	330	366	5	6	6.06	6.56
Subordinated Debt (net of issuance costs)	9,796	9,773	156	156	6.37	6.38
FHLBB advances	40,269	37,548	266	245	2.64	2.61
Total interest-bearing liabilities	629,066	616,489	1,026	954	0.65	0.62
Demand deposits	208,670	183,953
Other liabilities	6,359	9,367
Shareholders’ equity	96,066	92,191
Total liabilities & shareholders’ equity	$940,161	$902,000
Net interest income (f)			$8,002	$7,873
Spread on interest-bearing funds					3.43	3.54
Net interest margin (e)					3.63	3.71

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $232,000 and $306,000, respectively, for 2017 and 2016 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2017 and 2016 reflect net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $250,000 and $403,000, respectively.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2017 versus 2016
Change in interest due to	Volume	Rate	Net
Loans	$333	$(37)	$296
Securities	2	(131)	(129)
FHLBB stock	5	2	7
Short term funds	9	18	27
Interest-earning assets	349	(148)	201
Deposits	11	38	49
Repurchase agreements	(1)	1	—
Capital lease	1	2	3
Note payable	(1)	—	(1)
Subordinated Debt	—	—	—
FHLBB advances	18	3	21
Interest-bearing liabilities	28	44	72
Net change in net interest income	$321	$(192)	$129

Interest Income

Tax equivalent interest income increased $201 thousand to $9.0 million for second quarter 2017 as compared with second quarter 2016.

Loan income as compared to second quarter 2016 increased $296 thousand, or 3.6%, primarily due to a $30.5 million, or 4.1%, increase in average loans. The second quarter of 2017 reflects the net accretion of $250 thousand related to fair value adjustments of loans related to the Riverside acquisition compared to $403 thousand in second quarter 2016.

Tax equivalent securities income decreased $129 thousand, or 20.0%, for second quarter 2017 as compared with second quarter 2016, primarily due to a 69 basis point decrease in average yield, partially offset by a $308 thousand, or 0.4%, increase in average volume.

Interest Expense

Interest expense increased $72 thousand, or 7.5%, to $1.0 million for second quarter 2017 as compared with second quarter 2016.

Interest on deposit accounts increased $49 thousand, or 9.3%, as a result of an $11.3 million increase in the average balances and an average increase in deposit rates of 2 basis points as compared with second quarter 2016.

Interest expense on FHLBB borrowings increased $21 thousand as a result of an average balance increase of $2.7 million as compared with second quarter 2016, as well as a higher average borrowings rate which increased 3 basis points. Interest expense on subordinated debt totaled $156 thousand for the second quarter in both 2017 and 2016.

Provision and Allowance for Loan Losses

The provision for loan losses was $364 thousand for second quarter 2017, compared with $525 thousand for second quarter 2016. Included in the provision are (recovery) / impairments related to ASC 310-30 purchased loans of $0 thousand and $357 thousand for the second quarter of 2017 and 2016, respectively. Net loan charge-offs were $156 thousand and $684 thousand for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2017	2016
Net charge-offs to average loans receivable, gross	0.02%	0.37%
Non-performing loans to loans receivable, gross	1.01	1.93
Accruing loans past due 30-89 days to loans receivable, gross	0.38	0.47
Allowance for loan losses to loans receivable, gross	0.83	0.76
Allowance for loan losses to non-performing loans	82.87	39.22
Non-performing assets to total assets	1.20	1.60

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 0.83% at June 30, 2017 compared to 0.76% at June 30, 2016.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) amounted to $7.8 million, or 1.01% of gross loans receivable at June 30, 2017 as compared to $14.6 million, or 1.93%, at June 30, 2016. Accruing loans past due 30-89 days decreased $0.6 million to $3.0 million, or 0.38% of gross loans receivable from $3.6 million, or 0.47% of gross loans receivable, at June 30, 2016. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the first six months of 2017.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2017.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Trust and wealth advisory	$892	$884	$8	0.9%
Service charges and fees	902	753	149	19.8
Gains on sales of mortgage loans, net	30	57	(27)	(47.4)
Mortgage servicing, net	31	45	(14)	(31.1)
(Loss) gains on sales, calls and write-downs of available-for-sale securities, net	(14)	146	(160)	(109.6)
Other	110	115	(5)	(4.3)
Total non-interest income	$1,951	$2,000	$(49)	(2.5)%

Non-interest income for second quarter 2017 decreased $49 thousand versus second quarter 2016. Trust and Wealth Advisory increased $8 thousand versus second quarter 2016. Revenue for Trust and Wealth Advisory Services came in higher year over year representing a net growth in asset based fees. Service charges and fees increased $149 thousand versus second quarter 2016. Income from sales and servicing of mortgage loans decreased $41 thousand versus second quarter 2016. The decrease from the second quarter 2016 is mainly attributable to lower gains on sale during the second quarter 2017 as well as lower income from servicing of loans for others. Second quarter 2017 mortgage loans sales totaled $1.6 million versus $2.5 million for second quarter 2016. Second quarter 2017 and second quarter 2016 included mortgage servicing amortization and periodic impairment charges (net) of $68 thousand and $65 thousand, respectively. (Losses)/Gains on sales of securities during the second quarter 2017 was ($14) thousand while second quarter 2016 totaled $146 thousand. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Salaries	$2,777	$2,687	$90	3.35%
Employee benefits	831	910	(79)	(8.68)
Premises and equipment	907	844	63	7.46
Data processing	504	449	55	12.25
Professional fees	764	564	200	35.46
Collections, OREO and loan related	155	125	30	24.00
FDIC insurance	98	176	(78)	(44.32)
Marketing and community support	152	180	(28)	(15.56)
Amortization of core deposit intangibles	126	152	(26)	(17.11)
Other	546	551	(5)	(0.91)
Non-interest expense	$6,860	$6,638	$222	3.34%

Non-interest expense for second quarter 2017 increased $222 thousand versus second quarter 2016. Total salary expense increased $90 thousand in the current year’s quarter as compared to the same period in the prior year. The increase is mainly attributable to the mix and levels of staff as well as lower deferred expense in the current quarter related to loan origination. Premises and equipment expense increased $63 thousand versus second quarter 2016. The year-over-year increase was substantially attributable to lease expense. Data processing expense increased $55 thousand versus second quarter 2016. The year over year increase includes a timing difference of $16 thousand as well as increased core data processing expense in the current quarter. Professional fees increased $200 thousand versus second quarter 2016. Increases over the second quarter 2016 were primarily attributable to consulting and audit related fees. Collections, OREO and loan related expenses increased $30 thousand versus second quarter 2016. The year over year increase is substantially attributable to increased OREO carrying costs. The decline in FDIC related expense is attributable to adjustments related to lower assessment rates.

Income Taxes

The effective income tax rates for second quarter 2017 and second quarter 2016 were 24.63% and 27.83%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The current quarter’s tax rate was favorably impacted by a tax benefit related to stock based compensation as detailed in note 8. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the six month periods ended June 30, 2017 and 2016

Overview

Net income allocated to common stock was $3.5 million, or $1.26 per common share, for the six month period ended June 30, 2017 (six month period 2017), compared with $3.2 million, or $1.18 per common share, for the six month period ended June 30, 2016 (six month period 2016).

•	Earnings per share increased to $1.26 per share for the six month period 2017 from $1.18 per share for the six month period 2016.

•	Non-Performing loans decreased to 1.01% of gross loans receivable from 1.93% at June 30, 2016.

•	Wealth assets under administration increased to $585.8 million at June 30, 2017, an increase of $161.1 million, or 37.9%, from second quarter 2016.

•	Book value per common share increased to $34.66 at June 30, 2017 from $34.38 at March 31, 2017, and $33.57 at June 30, 2016.

Net Interest Income

Tax equivalent net interest income for the six months of 2017 increased $333 thousand, or 2.10%, versus the six months of 2016. Average earning assets increased $39.08 million versus the six months of 2016. Average total interest bearing deposits increased $9.92 million versus the six months of 2016. The net interest margin of 3.68% decreased 9 basis points versus 3.77% for the six months of 2016.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Loans (a)(d)(f)	$771,620	$732,548	$16,940	$16,220	4.39%	4.41%
Securities (c)(d)	76,199	74,575	1,079	1,402	2.83	3.76
FHLBB stock	3,728	3,274	66	56	3.54	3.43
Short term funds (b)	30,803	32,871	111	78	0.72	0.48
Total earning assets	882,350	843,268	18,196	17,756	4.12	4.20
Other assets	55,513	56,950
Total assets	$937,863	$900,218
Interest-bearing demand deposits	$130,773	$123,874	143	156	0.22	0.25
Money market accounts	185,878	191,787	301	273	0.32	0.29
Savings and other	140,802	124,137	146	109	0.21	0.18
Certificates of deposit	115,948	123,684	504	499	0.87	0.81
Total interest-bearing deposits	573,401	563,482	1,094	1,037	0.38	0.37
Repurchase agreements	1,672	2,953	1	2	0.12	0.15
Capital lease	425	420	37	35	17.41	16.67
Note payable	334	370	7	11	4.19	5.95
Subordinated Debt (net of issuance costs)	9,793	9,770	312	312	6.37	6.38
FHLBB advances	41,589	32,275	528	476	2.54	2.95
Total interest-bearing liabilities	627,214	609,270	1,979	1,873	0.63	0.62
Demand deposits	208,865	190,082
Other liabilities	6,148	9,148
Shareholders’ equity	95,636	91,718
Total liabilities & shareholders’ equity	$937,863	$900,218
Net interest income (f)			$16,217	$15,883
Spread on interest-bearing funds					3.49	3.58
Net interest margin (e)					3.68	3.77

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $494,000 and $665,000, respectively for 2017 and 2016 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2017 and 2016 reflect net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $744,000 and $988,000, respectively.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2017 versus 2016
Change in interest due to	Volume	Rate	Net
Loans	$861	$(141)	$720
Securities	27	(350)	(323)
FHLBB stock	8	2	10
Short term funds	(6)	39	33
Interest-earning assets	890	(450)	440
Deposits	18	39	57
Repurchase agreements	(1)	—	(1)
Capital lease	—	2	2
Note payable	(1)	(3)	(4)
Subordinated Debt	1	(1)	—
FHLBB advances	128	(76)	52
Interest-bearing liabilities	145	(39)	106
Net change in net interest income	$745	$(411)	$334

Interest Income

Tax equivalent interest income increased $333 thousand to $16.2 million for the six month period 2017 as compared with the six month period 2016.

Loan income, as compared to the six months of 2016, increased $720 thousand or 4.4% primarily due to a $39.1 million, or 5.3%, increase in average loans. The increase was partially offset by a 4 basis point decrease in the average loan yield. The six month period 2017 reflects the net accretion of $744 thousand related to fair value adjustments of loans related to the Riverside acquisition compared to net accretion of $989 thousand in the six month period 2016.

Tax equivalent securities income decreased $323 thousand, or 23.0%, for the six period 2017 as compared with the six month period 2016, primarily due to a 93 basis point decrease in average yield, partially offset by a $1.6 million, or 2.2%, increase in average volume.

Interest Expense

Interest expense increased $106 thousand, or 5.7%, to $2.0 million for the six month period 2017 as compared with the six month period 2016.

Interest on deposit accounts increased $57 thousand, or 5.5%, as a result of a $9.9 million increase in the average balances. Average deposit rates increased 1 basis point as compared with the six month period 2016.

Interest expense on FHLBB borrowings increased $52 thousand as a result of an average balance increase of $9.3 million as compared with the six month period 2016, partially offset by a lower average borrowings rate which decreased 41 basis points. Interest expense on subordinated debt totaled $312 thousand for the six month periods 2017 and 2016.

Provision and Allowance for Loan Losses

The provision for loan losses was $716 thousand for the six month period ended June 30, 2017 as compared to $988 thousand for the six month period ended June 30, 2016. Included in the provision are impairments related to ASC 310-30 purchased loans of $0  and $500,000 for the six months ended June 30, 2017 and 2016, respectively. Net loan charge-offs were $350 thousand and $986 thousand for the respective periods.

Reserve coverage at June 30, 2017, as measured by the ratio of allowance for loan losses to gross loans, at 0.83%, compares with 0.76% a year ago at June 30, 2016. During the first six months of 2017, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $1 million to $7.8 million. Non-performing loans represent 1.01% of gross loans receivable, a decrease from 1.16% at December 31, 2016. At June 30, 2017, accruing loans past due 30-89 days decreased $1.5 million to $3.0 million or 0.38% of gross loans receivable from 0.60% at December 31, 2016. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Trust and wealth advisory fees	$1,746	$1,668	$78	4.7%
Service charges and fees	1,863	1,455	408	28.0
Gains on sales of mortgage loans, net	79	96	(17)	(17.7)
Mortgage servicing, net	76	79	(3)	(3.8)
(Loss) gains on sales, calls and write-downs of available-for-sale securities, net	(14)	148	(162)	(109.5)
Other	223	229	(6)	(2.6)
Total non-interest income	$3,973	$3,675	$298	8.1%

Non-interest income for the six month period ended June 30, 2017 increased $298 thousand versus the same period in 2016. Trust and wealth advisory revenues increased $78 thousand mainly due to growth in asset based fees. Service charges and fees increased $408 thousand with significant contributions coming from ATM and overdraft related fees. Income from sales and servicing of mortgage loans decreased $20 thousand substantially due to lower gains on sales of fixed rate residential mortgage loans. Mortgage loans sales totaled $3.5 million for the six month period ended June 30, 2017 and $2.0 million for the six month period ended June 30, 2016. The six month periods ended June 30, 2017 and 2016 included mortgage servicing amortization of $136 thousand and $116 thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Salaries	$5,667	$5,261	$406	7.7%
Employee benefits	1,919	1,998	(79)	(4.0)
Premises and equipment	1,802	1,739	63	3.6
Data processing	977	896	81	9.0
Professional fees	1,481	944	537	56.9
Collections, OREO and loan related	456	311	145	46.6
FDIC insurance	247	310	(63)	(20.3)
Marketing and community support	403	380	23	6.1
Amortization of core deposit intangible assets	252	307	(55)	(17.9)
Other	1,081	1,330	(249)	(18.7)
Non-interest expense	$14,285	$13,476	$809	6.0%

Non-interest expense for the six month period ended June 30, 2017 increased $809 thousand versus the same period in 2016. Salaries and benefits increased $327 thousand primarily due to increased staffing levels, market and merit adjustments as well as lower deferred expense related to the origination of loans. Premises and equipment increased $63 thousand mainly due to higher lease related expense. Data processing increased $81 thousand mainly due to expenses related to core processing, data communications as well as ATM and debit card processing related expenses. The professional fees increase of $537 thousand versus the six month period 2016 fees is substantially attributable to consulting, audit related and legal fees. Collections, OREO and loan related expense increased $145 thousand due primarily to higher levels of OREO year over year. Salisbury had five foreclosed properties at June 30, 2017 and none at June 30, 2016. FDIC insurance decreased $63 thousand due to a refund of a 2016 overpayment and lower assessment rates. Marketing and community support increased $23 thousand due primarily to an increase in general marketing campaigns. Amortization of core deposit intangible assets decreased $55 thousand due to the aging off of expenses related to previous acquisitions. Other expenses decreased $249 thousand mainly due to the reduction of expenses related to loans serviced for others which were incurred in the 2016 period.

Income taxes

The effective income tax rates for the six month periods ended June 30, 2017 and June 30, 2016 were 25.73% and 26.92%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income as well as the impact of stock based compensation related adjustments. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets.

CAPITAL RESOURCES

Shareholders’ equity was $96.5 million at June 30, 2017, up $2.5 million from December 31, 2016. Book value and tangible book value per common share were $34.66 and $28.94, respectively, compared with $34.07 and $28.90, respectively, at December 31, 2016. Contributing to the increase in shareholders’ equity for year-to-date 2017 was net income of $3.5 million and issued stock of $0.1 million, partially offset by other common stock dividends of $1.6 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $0.6 million as of June 30, 2017.

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

The FRB and FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was initially phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of June 30, 2017, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category. Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows:

	June 30, 2017		December 31, 2016
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	13.10%	12.70%	13.26%	12.92%
Tier 1 Capital (to risk-weighted assets)	10.87	11.81	11.02	12.05
Common Equity Tier 1 Capital (to risk-weighted assets)	10.87	11.81	11.02	12.05
Tier 1 Capital (to average assets)	8.77	9.53	8.69	9.51

Dividends

During the six month period ended June 30, 2017, Salisbury paid $1.555 million in common stock dividends.

On July 28, 2017, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 25, 2017 to shareholders of record on August 11, 2017. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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
46

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s June 30, 2017 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2017, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for the 2-year Treasury rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate downward shift in market interest rates ranging from 100 basis points for the 2-year Treasury rates to 100 basis points for the 10-year Treasury; and (4) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 200 basis points for the 2-year Treasury rates to 200 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rates. As of June 30, 2017, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of June 30, 2017:

As of June 30, 2017	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(5.82%)	2.05%
Immediately falling interest rates (static growth assumptions)	(2.75)	(5.88)
Immediately rising interest rates (static growth with assumption sensitivity stress testing)	(2.91)	3.36

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2017 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$—	$—
U.S. Government agency notes	—	—
Municipal bonds	(43)	(103)
Mortgage backed securities	(877)	(2,189)
Collateralized mortgage obligations	(362)	(802)
SBA pools	(481)	(892)
Other	(103)	(195)
Total available-for-sale debt securities	$(1,866)	$(4,181)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2017.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant’s Form 8-K filed December 10, 2015).
10.1

2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and approved by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement filed April 10, 2017).

10.2	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on May 15, 2017).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

August 14, 2017	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 14, 2017	By:	/s/ Donald E. White
Donald E. White,
Executive Vice President and Chief Financial Officer

