Form 10-Q
period 2017-09-30
SALISBURY BANCORP INC
filed 2017-11-14
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 14, 2017 is 2,785,916.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$6,833	$5,434
Interest bearing demand deposits with other banks	42,570	30,051
Total cash and cash equivalents	49,403	35,485
Securities
Available-for-sale at fair value	85,508	79,623
Federal Home Loan Bank of Boston stock at cost	3,038	3,211
Loans held-for-sale	561	—
Loans receivable, net (allowance for loan losses: $6,494 and $6,127)	784,136	763,184
Other real estate owned	3,944	3,773
Bank premises and equipment, net	16,329	14,398
Goodwill	13,815	12,552
Intangible assets (net of accumulated amortization: $3,906 and $3,511)	1,974	1,737
Accrued interest receivable	2,520	2,424
Cash surrender value of life insurance policies	14,297	14,038
Deferred taxes	1,326	1,367
Other assets	2,618	3,574
Total Assets	$979,469	$935,366
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$225,496	$218,420
Demand (interest bearing)	139,521	127,854
Money market	196,745	182,476
Savings and other	152,570	135,435
Certificates of deposit	117,657	117,585
Total deposits	831,989	781,770
Repurchase agreements	4,529	5,535
Federal Home Loan Bank of Boston advances	27,364	37,188
Subordinated debt	9,805	9,788
Note payable	321	344
Capital lease liability	1,859	418
Accrued interest and other liabilities	6,076	6,316
Total Liabilities	881,943	841,359
Shareholders' Equity
Common stock - $.10 per share par value
Authorized: 5,000,000;
Issued: 2,785,916 and 2,758,086	279	276
Paid-in capital	42,983	42,085
Retained earnings	54,368	51,521
Unearned compensation - restricted stock awards	(660)	(352)
Accumulated other comprehensive income	556	477
Total Shareholders' Equity	97,526	94,007
Total Liabilities and Shareholders' Equity	$979,469	$935,366

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share amounts)	2017	2016	2017	2016
Interest and dividend income
Interest and fees on loans	$8,196	$8,067	$24,544	$23,935
Interest on debt securities
Taxable	443	310	1,115	889
Tax exempt	68	202	345	725
Other interest and dividends	175	91	351	226
Total interest and dividend income	8,882	8,670	26,355	25,775
Interest expense
Deposits	682	565	1,776	1,603
Repurchase agreements	2	2	4	4
Capital lease	29	17	66	53
Note payable	6	6	13	15
Subordinated debt	156	156	468	468
Federal Home Loan Bank of Boston advances	241	237	769	714
Total interest expense	1,116	983	3,096	2,857
Net interest and dividend income	7,766	7,687	23,259	22,918
Provision for loan losses	237	344	953	1,332
Net interest and dividend income after provision for loan losses	7,529	7,343	22,306	21,586
Non-interest income
Trust and wealth advisory	874	849	2,620	2,517
Service charges and fees	935	822	2,799	2,277
Gains on sales of mortgage loans, net	25	55	104	151
Mortgage servicing, net	104	40	180	119
Gains (losses) on sales and calls of available-for-sale securities, net	—	9	(14)	157
Other	142	113	365	343
Total non-interest income	2,080	1,888	6,054	5,564
Non-interest expense
Salaries	2,829	2,757	8,266	8,018
Employee benefits	1,004	924	2,923	2,922
Premises and equipment	995	809	2,797	2,546
Data processing	545	473	1,521	1,369
Professional fees	481	459	1,962	1,403
Collections, OREO, and loan related	419	109	875	420
FDIC insurance	106	164	354	474
Marketing and community support	220	144	623	524
Amortization of intangibles	142	148	395	455
Other	479	513	1,561	1,846
Total non-interest expense	7,220	6,500	21,277	19,977
Income before income taxes	2,389	2,731	7,083	7,173
Income tax provision	695	812	1,903	2,008
Net income	$1,694	$1,919	$5,180	$5,165
Net income available to common stock	$1,678	$1,904	$5,139	$5,124

Basic earnings per common share	$0.61	$0.70	$1.87	$1.88
Weighted average common shares outstanding, to calculate basic earnings per share	2,759	2,737	2,755	2,732
Diluted earnings per common share	$0.60	$0.69	$1.85	$1.87
Weighted average common shares outstanding, to calculate diluted earnings per share	2,779	2,751	2,774	2,747
Common dividends per share	$0.28	$0.28	$0.84	$0.84

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2017	2016	2017	2016
Net income	$1,694	$1,919	$5,180	$5,165
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(16)	(332)	106	(211)
Reclassification of net realized (gains) losses and write-downs in net income (1)	—	(10)	14	(157)
Unrealized (losses) gains on securities available-for-sale	(16)	(342)	120	(368)
Income tax benefit (expense)	5	116	(41)	126
Other comprehensive (loss) income	(11)	(226)	79	(242)
Comprehensive income	$1,683	$1,693	$5,259	$4,923

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending September 30, 2017 and 2016 are $0 thousand and ($3) thousand, respectively. The net tax effect for the nine months ending September 30, 2017 and 2016 are $5 thousand and ($53) thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Nine months ended September 30, 2017 and 2016

(dollars in thousands)	Common Stock		Paid-in capital	Retained earnings	Unearned compensation restricted stock awards	Accumulated other comp- rehensive income	Total shareholders' equity
	Shares	Amount
Balances at December 31, 2015	2,733,576	$273	$41,364	$47,922	$(110)	$1,125	$90,574
Net income for period	—	—	—	5,165	—	—	5,165
Other comprehensive loss, net of tax	—	—	—	—	—	(242)	(242)
Common stock dividends declared	—	—	—	(2,314)	—	—	(2,314)
Stock options exercised	4,050	—	87	—	—	—	87
Issuance of restricted common stock	15,800	2	464	—	(466)	—	—
Forfeiture of restricted common stock	(100)	—	(3)	—	3	—	—
Issuance of vested common stock for directors	4,760	1	141	—	—	—	142
Stock based compensation-restricted stock awards	—	—	—	—	142	—	142
Balances at September 30, 2016	2,758,086	$276	$42,053	$50,773	$(431)	$883	$93,554
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income for period	—	—	—	5,180	—	—	5,180
Other comprehensive income, net of tax	—	—	—	—	—	79	79
Common stock dividends declared	—	—	—	(2,333)	—	—	(2,333)
Stock options exercised	12,150	1	311	—	—	—	312
Issuance of restricted common stock	11,800	2	426	—	(428)	—	—
Forfeiture of restricted common stock	(200)	—	(3)	—	3	—	—
Issuance of vested common stock for directors	2,056	—	81	—	—	—	81
Issuance of director’s restricted stock awards	2,024	—	83	—	(83)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	200	—	200
Balances at September 30, 2017	2,785,916	$279	$42,983	$54,368	$(660)	$556	$97,526

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2017	2016
Operating Activities
Net income	$5,180	$5,165
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	116	204
Bank premises and equipment	979	889
Core deposit intangible	395	455
Modification fees on Federal Home Loan Bank of Boston advances	176	173
Subordinated debt issuance costs	17	18
Mortgage servicing rights	149	182
Fair value adjustment on loans	(969)	(1,429)
Fair value adjustment on deposits	(64)	(97)
(Gains) and losses, including write-downs
Loss and (gain) on sales and calls of securities available-for-sale, net	14	(157)
Gain on sales of loans, excluding capitalized servicing rights	(79)	(152)
Write-downs of other real estate owned	395	—
Loss on sale/disposals of premises and equipment	1	13
Provision for loan losses	953	1,332
Proceeds from loans sold	4,495	6,814
Loans originated for sale	(4,977)	(6,736)
Increase in deferred loan origination fees and costs, net	(38)	(91)
Mortgage servicing rights originated	(53)	(71)
(Decrease) increase in mortgage servicing rights impairment reserve	(24)	13
(Increase) decrease in interest receivable	(84)	47
(Increase) decrease in prepaid expenses	(59)	18
Increase in cash surrender value of life insurance policies	(259)	(267)
Decrease in income tax receivable	43	433
Decrease in other assets	920	218
(Decrease) increase in accrued expenses	(384)	1,079
Increase (decrease) in interest payable	157	(125)
(Decrease) increase in other liabilities	(16)	1,310
Stock based compensation-restricted stock awards	200	142
Net cash provided by operating activities	7,184	9,380
Investing Activities
Redemption of Federal Home Loan Bank of Boston stock, net of purchases	173	239
Purchases of securities available-for-sale	(36,654)	(45,317)
Proceeds from sales of securities available-for-sale	—	3,860
Proceeds from calls of securities available-for-sale	11,141	11,811
Proceeds from maturities of securities available-for-sale	19,618	29,125
Loan originations and principal collections, net	(14,776)	(57,351)
Recoveries of loans previously charged off	232	111
Proceeds from sales of other real estate owned	177	—
Capital expenditures	(1,306)	(1,168)
Cash and cash equivalents acquired from acquisition	22,387	—
Net cash provided (utilized) by investing activities	992	(58,690)
Financing Activities
Increase in deposit transaction accounts, net	18,714	35,320
Increase (decrease) in time deposits, net	136	(3,026)
Decrease in securities sold under agreements to repurchase, net	(1,006)	(333)
Principal payments on Federal Home Loan Bank of Boston advances	(10,000)	(18)
Principal payments on note payable	(23)	(25)
Decrease in capital lease obligation	(139)	(3)
Stock options exercised	312	87
Issuance of shares for directors’ fees	81	142
Common stock dividends paid	(2,333)	(2,314)
Net cash provided by financing activities	5,742	29,830
Net increase (decrease) in cash and cash equivalents	13,918	(19,480)
Cash and cash equivalents, beginning of period	35,485	62,118
Cash and cash equivalents, end of period	$49,403	$42,638

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Cash paid during period
Interest	$2,810	$2,714
Income taxes	1,958	842
Non-cash transfers
From loans to other real estate owned	743	2,823
Empire State Bank branch acquisition 2017
Cash and cash equivalents acquired	22,387	—
Net loans acquired	7,097	—
Fixed assets acquired (including capital leases)	1,605	—
Accrued interest receivable acquired	12	—
Other assets acquired	20	—
Core deposit intangible	632	—
Goodwill	1,263	—
Deposits assumed	31,433	—
Capital lease assumed	1,580	—
Other liabilities assumed	3	—

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments –overall (subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Salisbury does not expect ASU No. 2016-01 to have a material impact on the Company's Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Salisbury has opted to recognize forfeitures as they occur as the impact is not expected to be material. ASU 2016-09 was effective for interim and annual reporting periods beginning after December 15, 2016. Salisbury adopted ASU 2016-09 as of January 1, 2017. Adoption contributed a $105 thousand benefit to the tax provision in the second quarter 2017 and did not have a material effect on the financial results for the nine month period ended September 30, 2017.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU will provide clarity in the accounting guidance regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Entities should apply the guidance prospectively to an award modified on or after the adoption date. Salisbury is currently evaluating the provisions of ASU 2017-09 and does not expect that the adoption of the new standard will have a material impact on Salisbury’s Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
September 30, 2017
Available-for-sale
Municipal bonds	$4,611	$30	$—	$4,641
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	49,655	274	172	49,757
Collateralized mortgage obligations:
U.S. Government agencies	10,815	39	13	10,841
Non-agency	2,464	420	16	2,868
SBA bonds	12,767	59	10	12,816
CRA mutual funds	847	—	7	840
Corporate bonds	3,500	57	—	3,557
Preferred stock	7	181	—	188
Total securities available-for-sale	$84,666	$1,060	$218	$85,508
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,038	$—	$—	$3,038

(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
December 31, 2016
Available-for-sale
Municipal bonds	$15,800	$197	$1	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	53,407	229	335	53,301
Collateralized mortgage obligations:
U.S. Government agencies	1,470	4	—	1,474
Non-agency	3,327	414	6	3,735
SBA bonds	2,056	9	1	2,064
CRA mutual funds	834	—	16	818
Corporate bonds	2,000	16	3	2,013
Preferred stock	7	215	—	222
Total securities available-for-sale	$78,901	$1,084	$362	$79,623
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,211	$—	$—	$3,211

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury did not sell any available-for-sale securities during the nine month period ended September 30, 2017. Salisbury sold $3.9 million in securities available-for-sale during the nine month period ended September 30, 2016 realizing a pre-tax gain of $148 thousand and related tax expense of $50 thousand.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income (loss), the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

September 30, 2017 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Mortgage-backed securities	$10,483	$56	$18,553	$116	$29,036	$172
Collateralized mortgage obligations:
U.S. Government agencies	4,810	13	—	—	4,810	13
Non-agency	—	—	118	3	118	3
SBA bonds	3,414	10	—	—	3,414	10
Corporate bonds	500	—	—	—	500	—
CRA mutual funds	840	7	—	—	840	7
Total temporarily impaired securities	20,047	86	18,671	119	38,718	205
Other-than-temporarily impaired securities
Collateralized mortgage obligations:
Non-agency	107	13	—	—	107	13
Total temporarily impaired and other-than-temporarily impaired securities	$20,154	$99	$18,671	$119	$38,825	$218

December 31, 2016 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Municipal bonds	$517	$1	$—	$—	$517	$1
Mortgage-backed securities	34,758	329	249	6	35,007	335
Collateralized mortgage obligations:
Non-agency	60	—	339	5	399	5
SBA bonds	475	1	—	—	475	1
CRA mutual funds	818	16	—	—	818	16
Corporate bonds	498	3	—	—	498	3
Total temporarily impaired securities	37,126	350	588	11	37,714	361
Other-than-temporarily impaired securities
Collateralized mortgage obligations:
Non-agency	174	1	—	—	174	1
Total temporarily impaired and other-than-temporarily impaired securities	$37,300	$351	$588	$11	$37,888	$362

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

September 30, 2017 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
Municipal bonds	Within 1 year	$305	$306	6.26%
	After 1 year but within 5 years	491	495	5.10
	After 10 years but within 15 years	1,839	1,852	7.01
	After 15 years	1,976	1,988	6.94
	Total	4,611	4,641	6.73
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	49,655	49,757	2.31
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	10,815	10,841	2.73
	Non-agency	2,464	2,868	3.99
SBA bonds		12,767	12,816	3.02
CRA mutual funds		847	840	2.30
Corporate bonds	After 5 years but within 10 years	3,500	3,557	5.57
Preferred stock		7	188	5.49
Securities available-for-sale		$84,666	$85,508	2.89%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2017.

U.S. Government agency mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider the twenty-four securities with unrealized losses at September 30, 2017 to be OTTI.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses on six positions were temporary in nature and does not consider these investments to be other-than temporarily impaired at September 30, 2017.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of this debt security, and concluded that the gross unrealized loss was temporary in nature and does not consider this investment- to be other-than temporarily impaired at September 30, 2017.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2017, to assess whether any of the securities were OTTI. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2017. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

CRA mutual funds consist of an investment in a fixed income mutual fund ($840 thousand in total fair value and $7 thousand in total unrealized losses as of September 30, 2017). The severity of the impairment (fair value is approximately 0.83% less than cost) and the duration of the impairment correlates with interest rates in 2017. Salisbury evaluated the near-term prospects of this fund in relation to the severity and duration of the impairment.  Based on that evaluation, Salisbury does not consider this investment to be OTTI at September 30, 2017.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2017	2016
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2017. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	September 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential 1-4 family	$304,711	$5,626	$310,337	$295,030	$6,098	$301,128
Residential 5+ multifamily	11,904	5,251	17,155	7,976	5,649	13,625
Construction of residential 1-4 family	11,582	—	11,582	10,951	—	10,951
Home equity lines of credit	35,529	—	35,529	35,487	—	35,487
Residential real estate	363,726	10,877	374,603	349,444	11,747	361,191
Commercial	180,055	67,306	247,361	155,628	79,854	235,482
Construction of commercial	8,444	809	9,253	3,481	1,917	5,398
Commercial real estate	188,499	68,115	256,614	159,109	81,771	240,880
Farm land	4,692	—	4,692	3,914	—	3,914
Vacant land	7,464	—	7,464	6,600	—	6,600
Real estate secured	564,381	78,992	643,373	519,067	93,518	612,585
Commercial and industrial	114,447	14,126	128,573	121,144	20,329	141,473
Municipal	12,499	—	12,499	8,626	—	8,626
Consumer	4,851	49	4,900	5,312	68	5,380
Loans receivable, gross	696,178	93,167	789,345	654,149	113,915	768,064
Deferred loan origination fees and costs, net	1,285	—	1,285	1,247	—	1,247
Allowance for loan losses	(6,280)	(214)	(6,494)	(5,816)	(311)	(6,127)
Loans receivable, net	$691,183	$92,953	$784,136	$649,580	$113,604	$763,184
Loans held-for-sale
Residential 1-4 family	$561	$—	$561	$—	$—	$—

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

Loan Credit Quality

The composition of loans receivable by risk rating grade is as follows:

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2017
Residential 1-4 family	$294,812	$6,657	$3,242	$—	$—	$304,711
Residential 5+ multifamily	9,917	1,834	153	—	—	11,904
Construction of residential 1-4 family	11,582	—	—	—	—	11,582
Home equity lines of credit	34,463	738	328	—	—	35,529
Residential real estate	350,774	9,229	3,723	—	—	363,726
Commercial	170,227	3,611	6,217	—	—	180,055
Construction of commercial	8,334	—	110	—	—	8,444
Commercial real estate	178,561	3,611	6,327	—	—	188,499
Farm land	3,712	—	980	—	—	4,692
Vacant land	7,349	79	36	—	—	7,464
Real estate secured	540,396	12,919	11,066	—	—	564,381
Commercial and industrial	112,799	1,225	423	—	—	114,447
Municipal	12,499	—	—	—	—	12,499
Consumer	4,812	39	—	—	—	4,851
Loans receivable, gross	$670,506	$14,183	$11,489	$—	$—	$696,178

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2017
Residential 1-4 family	$5,475	$103	$48	$—	$—	$5,626
Residential 5+ multifamily	5,251	—	—	—	—	5,251
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	10,726	103	48	—	—	10,877
Commercial	59,511	2,118	5,677	—	—	67,306
Construction of commercial	551	—	258	—	—	809
Commercial real estate	60,062	2,118	5,935	—	—	68,115
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	70,788	2,221	5,983	—	—	78,992
Commercial and industrial	13,199	844	83	—	—	14,126
Municipal	—	—	—	—	—	—
Consumer	47	2	—	—	—	49
Loans receivable, gross	$84,034	$3,067	$6,066	$—	$—	$93,167

Business Activities Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$285,939	$6,170	$2,832	$89	$—	$295,030
Residential 5+ multifamily	5,907	1,906	163	—	—	7,976
Construction of residential 1-4 family	10,951	—	—	—	—	10,951
Home equity lines credit	34,299	512	676	—	—	35,487
Residential real estate	337,096	8,588	3,671	89	—	349,444
Commercial	145,849	3,759	6,020	—	—	155,628
Construction of commercial	3,366	—	115	—	—	3,481
Commercial real estate	149,215	3,759	6,135	—	—	159,109
Farm land	2,912	—	1,002	—	—	3,914
Vacant land	6,513	87	—	—	—	6,600
Real estate secured	495,736	12,434	10,808	89	—	519,067
Commercial and industrial	118,804	1,734	606	—	—	121,144
Municipal	8,626	—	—	—	—	8,626
Consumer	5,288	24	—	—	—	5,312
Loans receivable, gross	$628,454	$14,192	$11,414	$89	$—	$654,149

Acquired Loans

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$5,989	$109	$—	$—	$—	$6,098
Residential 5+ multifamily	5,649	—	—	—	—	5,649
Construction of residential 1-4 family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Residential real estate	11,638	109	—	—	—	11,747
Commercial	70,007	4,059	5,788	—	—	79,854
Construction of commercial	1,659	—	258	—	—	1,917
Commercial real estate	71,666	4,059	6,046	—	—	81,771
Farm land	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—
Real estate secured	83,304	4,168	6,046	—	—	93,518
Commercial and industrial	19,110	1,160	59	—	—	20,329
Municipal	—	—	—	—	—	—
Consumer	65	3	—	—	—	68
Loans receivable, gross	$102,479	$5,331	$6,105	$—	$—	$113,915

The composition of loans receivable by delinquency status is as follows:

Business Activities Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
September 30, 2017
Residential 1-4 family	$301,613	$1,108	$228	$430	$1,332	$3,098	$102	$2,169
Residential 5+ multifamily	11,904	—	—	—	—	—	—	153
Construction of residential 1-4 family	11,582	—	—	—	—	—	—	—
Home equity lines of credit	34,753	293	394	89	—	776	—	209
Residential real estate	359,852	1,401	622	519	1,332	3,874	102	2,531
Commercial	177,985	276	—	—	1,793	2,069	—	1,793
Construction of commercial	8,444	—	—	—	—	—	—	—
Commercial real estate	186,429	276	—	—	1,793	2,069	—	1,793
Farm land	3,711	258	—	—	723	981	—	980
Vacant land	7,428	—	—	36	—	36	36	—
Real estate secured	557,420	1,935	622	555	3,848	6,960	138	5,304
Commercial and industrial	114,037	194	5	75	137	411	75	137
Municipal	12,499	—	—	—	—	—	—	—
Consumer	4,774	75	2	—	—	77	—	—
Loans receivable, gross	$688,730	$2,204	$629	$630	$3,985	$7,448	$213	$5,441

Acquired Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
September 30, 2017
Residential 1-4 family	$5,626	$—	$—	$—	$—	$—	$—	$—
Residential 5+ multifamily	5,251	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	10,877	—	—	—	—	—	—	—
Commercial	64,204	698	4	545	1,856	3,103	545	1,856
Construction of commercial	551	—	—	—	258	258	—	258
Commercial real estate	64,755	698	4	545	2,114	3,361	545	2,114
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	75,632	698	4	545	2,114	3,361	545	2,114
Commercial and industrial	13,754	61	310	—	—	371	—	—
Municipal	—	—	—	—	—	—	—	—
Consumer	49	—	—	—	—	—	—	—
Loans receivable, gross	$89,435	$759	$314	$545	$2,114	$3,732	$545	$2,114

Business Activities Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
December 31, 2016
Residential 1-4 family	$291,941	$1,161	$213	$327	$1,388	$3,089	$236	$1,920
Residential 5+ multifamily	7,976	—	—	—	—	—	—	163
Construction of residential 1-4 family	10,951	—	—	—	—	—	—	—
Home equity lines of credit	35,190	155	88	—	54	297	—	519
Residential real estate	346,058	1,316	301	327	1,442	3,386	236	2,602
Commercial	152,905	451	250	1,793	229	2,723	—	2,022
Construction of commercial	3,481	—	—	—	—	—	—	—
Commercial real estate	156,386	451	250	1,793	229	2,723	—	2,022
Farm land	2,402	789	—	—	723	1,512	—	1,002
Vacant land	6,575	25	—	—	—	25	—	—
Real estate secured	511,421	2,581	551	2,120	2,394	7,646	236	5,626
Commercial and industrial	120,719	140	239	46	—	425	20	27
Municipal	8,626	—	—	—	—	—	—	—
Consumer	5,268	26	15	3	—	44	—	4
Loans receivable, gross	$646,034	$2,747	$805	$2,169	$2,394	$8,115	$256	$5,657

Acquired Loans

		Past due

					180	30	Accruing
(in thousands)	Current	30-59	60-89	90-179	days	days	90 days	Non-
		days	days	days	and	and	and	accrual
					over	over	over
December 31, 2016
Residential 1-4 family	$5,954	$144	$—	$—	$—	$144	$—	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	—	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,603	144	—	—	—	144	—	—
Commercial	76,471	762	—	346	2,275	3,383	—	2,621
Construction of commercial	1,659	—	—	—	258	258	—	258
Commercial real estate	78,130	762	—	346	2,533	3,641	—	2,879
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	89,733	906	—	346	2,533	3,785	—	2,879
Commercial and industrial	19,904	425	—	—	—	425	—	—
Municipal	—	—	—	—	—	—	—	—
Consumer	68	—	—	—	—	—	—	—
Loans receivable, gross	$109,705	$1,331	$—	$346	$2,533	$4,210	$—	$2,879

Interest on non-accrual loans that would have been recorded as additional interest income for the nine months ended September 30, 2017 and 2016 had the loans been current in accordance with their original terms totaled $691 thousand and $666 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans

	Nine months ended
	September 30, 2017			September 30, 2016
(in thousands)	Quantity	Pre- modification balance	Post- modification balance	Quantity	Pre- modification balance	Post- modification balance
Residential real estate	—	$—	$—	4	$683	$683
Commercial real estate	1	600	600	2	2,123	2,123
Troubled debt restructurings	1	$600	$600	6	$2,806	$2,806
Rate reduction and term extension	—	$—	$—	1	$174	$174
Debt consolidation	—	—	—	2	2,123	2,123
Term extension	1	600	600	3	509	509
Troubled debt restructurings	1	$600	$600	6	$2,806	$2,806

Acquired Loans

No acquired loans have been modified as a troubled debt restructure during the nine months ended September 30, 2017 and September 30, 2016.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended September 30, 2017					Three months ended September 30, 2017
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,353	$34	$(93)	$4	$2,298	$—	$—	$—	$—	$—
Commercial	2,099	50	—	69	2,218	285	53	(190)	48	196
Land	154	51	(27)	—	178	—	—	—	—	—
Real estate	4,606	135	(120)	73	4,694	285	53	(190)	48	196
Commercial and industrial	979	(59)	—	1	921	22	31	(41)	6	18
Municipal	18	2	—	—	20	—	—	—	—	—
Consumer	69	12	(17)	4	68	—	—	—	—	—
Unallocated	514	63	—	—	577	—	—	—	—	—
Totals	$6,186	$153	$(137)	$78	$6,280	$307	$84	$(231)	$54	$214

	Business Activities Loans					Acquired Loans
(in thousands)	Nine months ended September 30, 2017					Nine months ended September 30, 2017
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,427	$35	$(172)	$8	$2,298	$—	$—	$—	$—	$—
Commercial	1,683	504	(38)	69	2,218	275	184	(340)	77	196
Land	198	23	(43)	—	178	—	—	—	—	—
Real estate	4,308	562	(253)	77	4,694	275	184	(340)	77	196
Commercial and industrial	1,043	(115)	(57)	50	921	36	72	(105)	15	18
Municipal	53	(33)	—	—	20	—	—	—	—	—
Consumer	75	43	(63)	13	68	—	—	—	—	—
Unallocated	337	240	—	—	577	—	—	—	—	—
Totals	$5,816	$697	$(373)	$140	$6,280	$311	$256	$(445)	$92	$214

	Business Activities Loans					Acquired Loans
(in thousands)	Three months ended September 30, 2016					Three months ended September 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,248	$224	$(155)	$8	$2,325	$69	$5	$—	$—	$74
Commercial	1,734	29	(1)	—	1,762	134	37	—	—	171
Land	166	82	(42)	—	206	—	—	—	—	—
Real estate	4,148	335	(198)	8	4,293	203	42	—	—	245
Commercial and industrial	851	(16)	(2)	25	858	37	(11)	—	8	34
Municipal	56	(3)	—	—	53	—	—	—	—	—
Consumer	89	17	(17)	5	94	—	—	—	—	—
Unallocated	334	(19)	—	—	315	—	—	—	—	—
Totals	$5,478	$314	$(217)	$38	$5,613	$240	$31	$—	$8	$279

	Business Activities Loans					Acquired Loans
(in thousands)	Nine months ended September 30, 2016					Nine months ended September 30, 2016
	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential	$2,477	$370	$(550)	$28	$2,325	$79	$(5)	$—	$—	$74
Commercial	1,466	332	(37)	1	1,762	132	133	(98)	4	171
Land	188	106	(88)	—	206	—	—	—	—	—
Real estate	4,131	808	(675)	29	4,293	211	128	(98)	4	245
Commercial and industrial	683	(167)	(32)	40	858	24	403	(416)	23	34
Municipal	61	(8)	—	—	53	—	—	—	—	—
Consumer	124	1	(46)	15	94	—	—	—	—	—
Unallocated	482	(167)	—	—	315	—	—	—	—	—
Totals	$5,481	$801	$(753)	$84	$5,613	$235	$531	$(514)	$27	$279

The composition of loans receivable and the allowance for loan losses is as follows:

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2017
Residential 1-4 family	$299,406	$1,749	$5,305	$85	$304,711	$1,833
Residential 5+ multifamily	10,152	123	1,752	1	11,904	124
Construction of residential 1-4 family	11,582	76	—	—	11,582	76
Home equity lines of credit	35,273	264	256	1	35,529	265
Residential real estate	356,413	2,211	7,313	87	363,726	2,298
Commercial	176,063	2,087	3,992	62	180,055	2,149
Construction of commercial	8,334	69	110	—	8,444	69
Commercial real estate	184,397	2,156	4,102	62	188,499	2,218
Farm land	3,712	28	980	—	4,692	28
Vacant land	7,263	147	201	3	7,464	150
Real estate secured	551,785	4,542	12,596	152	564,381	4,694
Commercial and industrial	114,260	889	187	32	114,447	921
Municipal	12,499	20	—	—	12,499	20
Consumer	4,851	68	—	—	4,851	68
Unallocated allowance	—	577	—	—	—	577
Totals	$683,395	$6,096	$12,783	$184	$696,178	$6,280

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2017
Residential 1-4 family	$5,626	$—	$—	$—	$—	$—	$5,626	$—
Residential 5+ multifamily	5,251	—	—	—	—	—	5,251	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	10,877	—	—	—	—	—	10,877	—
Commercial	60,904	27	2,645	87	3,757	81	67,306	195
Construction of commercial	551	1	258	—	—	—	809	1
Commercial real estate	61,455	28	2,903	87	3,757	81	68,115	196
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	72,332	28	2,903	87	3,757	81	78,992	196
Commercial and industrial	14,047	10	—	—	79	8	14,126	18
Municipal	—	—	—	—	—	—	—	—
Consumer	34	—	—	—	15	—	49	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$86,413	$38	$2,903	$87	$3,851	$89	$93,167	$214

Business Activities Loans

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$289,900	$1,797	$5,130	$129	$295,030	$1,926
Residential 5+ multifamily	6,153	56	1,823	6	7,976	62
Construction of residential 1-4 family	10,951	91	—	—	10,951	91
Home equity lines of credit	34,854	326	633	22	35,487	348
Residential real estate	341,858	2,270	7,586	157	349,444	2,427
Commercial	151,940	1,587	3,688	60	155,628	1,647
Construction of commercial	3,366	36	115	—	3,481	36
Commercial real estate	155,306	1,623	3,803	60	159,109	1,683
Farm land	2,912	28	1,002	—	3,914	28
Vacant land	6,390	166	210	4	6,600	170
Real estate secured	506,466	4,087	12,601	221	519,067	4,308
Commercial and industrial	121,060	1,043	84	—	121,144	1,043
Municipal	8,626	53	—	—	8,626	53
Consumer	5,309	75	3	—	5,312	75
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

(in thousands)	Collectively evaluated		Individually evaluated		ASC 310-30 loans		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$6,098	$—	$—	$—	$—	$—	$6,098	$—
Residential 5+ multifamily	5,649	—	—	—	—	—	5,649	—
Construction of residential 1-4 family	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential real estate	11,747	—	—	—	—	—	11,747	—
Commercial	72,569	22	3,388	191	3,897	59	79,854	272
Construction of commercial	1,659	3	258	—	—	—	1,917	3
Commercial real estate	74,228	25	3,646	191	3,897	59	81,771	275
Farm land	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—
Real estate secured	85,975	25	3,646	191	3,897	59	93,518	275
Commercial and industrial	20,020	16	—	—	309	20	20,329	36
Municipal	—	—	—	—	—	—	—	—
Consumer	52	—	—	—	16	—	68	—
Unallocated allowance	—	—	—	—	—	—	—	—
Totals	$106,047	$41	$3,646	$191	$4,222	$79	$113,915	$311

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

Business Activities Loans

September 30, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$678,906	$5,313	$—	$—	$678,906	$5,313
Potential problem loans	4,489	206	—	—	4,489	206
Impaired loans	—	—	12,783	184	12,783	184
Unallocated allowance	—	577	—	—	—	577
Totals	$683,395	$6,096	$12,783	$184	$696,178	$6,280

Acquired Loans

September 30, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$87,102	$48	$—	$—	$87,102	$48
Potential problem loans	3,162	79	—	—	3,162	79
Impaired loans	—	—	2,903	87	2,903	87
Unallocated allowance	—	—	—	—	—	—
Totals	$90,264	$127	$2,903	$87	$93,167	$214

Business Activities Loans

December 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$636,645	$5,062	$—	$—	$636,645	$5,062
Potential problem loans	4,816	196	—	—	4,816	196
Impaired loans	—	—	12,688	221	12,688	221
Unallocated allowance	—	337	—	—	—	337
Totals	$641,461	$5,595	$12,688	$221	$654,149	$5,816

Acquired Loans

December 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$107,810	$55	$—	$—	$107,810	$55
Potential problem loans	2,459	65	—	—	2,459	65
Impaired loans	—	—	3,646	191	3,646	191
Unallocated allowance	—	—	—	—	—	—
Totals	$110,269	$120	$3,646	$191	$113,915	$311

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2017
Residential	$3,256	$3,367	$3,388	$86	$80	$3,803	$4,641	$3,605	$89
Home equity lines of credit	47	47	88	1	1	209	264	173	6
Residential real estate	3,303	3,414	3,476	87	81	4,012	4,905	3,778	95
Commercial	1,555	1,596	1,943	62	49	2,437	2,947	1,913	33
Construction of commercial	110	116	44	—	5	—	—	68	—
Farm land	—	—	—	—	—	980	1,177	982	—
Vacant land	44	44	45	3	2	157	181	161	8
Real estate secured	5,012	5,170	5,508	152	137	7,586	9,210	6,902	136
Commercial and industrial	110	110	44	32	2	76	171	110	2
Consumer	—	—	—	—	—	—	6	2	—
Totals	$5,122	$5,280	$5,552	$184	$139	$7,662	$9,387	$7,014	$138

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2017
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—
Commercial	339	437	973	87	10	2,306	3,248	1,525	60
Construction of commercial	—	—	—	—	—	258	272	258	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	339	437	973	87	10	2,564	3,520	1,783	60
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$339	$437	$973	$87	$10	$2,564	$3,520	$1,783	$60

Business Activities Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2016
Residential	$3,516	$3,684	$5,907	$135	$88	$3,437	$4,031	$2,822	$94
Home equity lines of credit	406	435	462	22	2	227	277	331	3
Residential real estate	3,922	4,119	6,369	157	90	3,664	4,308	3,153	97
Commercial	3,021	3,304	3,347	60	34	667	897	934	42
Construction of commercial	—	—	56	—	—	115	121	63	8
Farm land	—	—	394	—	—	1,002	1,140	622	—
Vacant land	46	46	1,786	4	3	164	189	195	12
Real estate secured	6,989	7,469	11,952	221	127	5,612	6,655	4,967	159
Commercial and industrial	—	—	31	—	—	84	130	201	3
Consumer	—	—	—	—	—	3	16	7	—
Totals	$6,989	$7,469	$11,983	$221	$127	$5,699	$6,801	$5,175	$162

Acquired Loans

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2016
Residential	$—	$—	$504	$—	$—	$—	$—	$238	$—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	504	—	—	—	—	238	—
Commercial	1,254	1,628	725	191	14	2,134	2,621	2,112	38
Construction of commercial	—	—	—	—	—	258	272	258	—
Farm land	—	—	—	—	—	—	—	—	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	1,254	1,628	1,229	191	14	2,392	2,893	2,608	38
Commercial and industrial	—		77	—	—	—	—	19	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$1,254	$1,628	$1,306	$191	$14	$2,392	$2,893	$2,627	$38

As of September 30, 2017 and December 31, 2016 the recorded investment in residential mortgage loans collateralized by real estate that were in the process of foreclosure was $5.1 million and $2.1 million, respectively. At September 30, 2017 and December 31, 2016, the carrying amount of foreclosed residential real estate held as a result of obtaining physical possession amounted to $3.2 million and $3.6 million, respectively.

NOTE 4 - MORTGAGE SERVICING RIGHTS

(in thousands)	September 30, 2017	December 31, 2016
Residential mortgage loans serviced for others	$120,429	$125,243
Fair value of mortgage servicing rights	1,004	902

Changes in mortgage servicing rights are as follows:

	Three months		Nine months
Periods ended September 30, (in thousands)	2017	2016	2017	2016
Mortgage Servicing Rights
Balance, beginning of period	$241	$416	$339	$487
Originated	15	28	53	71
Amortization (1)	(13)	(67)	(149)	(181)
Balance, end of period	$243	$377	$243	$377
Valuation Allowance
Balance, beginning of period	$(25)	$(25)	$(23)	$(3)
Decrease (increase) in impairment reserve (1)	26	7	24	(17)
Balance, end of period	1	(18)	1	(20)
Mortgage servicing rights, net	$244	$359	$244	$357
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	September 30, 2017	December 31, 2016
Securities available-for-sale (at fair value)	$69,795	$63,833
Loans receivable (at book value)	190,868	203,145
Total pledged assets	$260,663	$266,978

At September 30, 2017, securities were pledged as follows: $64.6 million to secure public deposits, $5.1 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months		Nine months
Periods ended September 30, (in thousands, except per share data)	2017	2016	2017	2016
Net income	$1,694	$1,919	$5,180	$5,165
Less: Undistributed earnings allocated to participating securities	(16)	(15)	(41)	(41)
Net income allocated to common stock	$1,678	$1,904	$5,139	$5,124
Weighted average common shares issued	2,785	2,758	2,777	2,754
Less: Unvested restricted stock awards	(26)	(21)	(22)	(22)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,759	2,737	2,755	2,732
Add: Dilutive effect of stock options	20	14	19	15
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,779	2,751	2,774	2,747
Earnings per common share (basic)	$0.61	$0.70	$1.87	$1.88
Earnings per common share (diluted)	$0.60	$0.69	$1.85	$1.87

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital (to risk-weighted assets)
Salisbury	$98,246	13.20%	$59,563	8.0%	n/a	—
Bank	95,078	12.77	59,578	8.0	$74,473	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	81,576	10.96	44,672	6.0	n/a	—
Bank	88,408	11.87	44,684	6.0	59,578	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	81,576	10.96	33,504	4.5	n/a	—
Bank	88,408	11.87	33,513	4.5	48,407	6.5
Tier 1 Capital (to average assets)
Salisbury	81,576	8.49	38,442	4.0	n/a	—
Bank	88,408	9.20	38,442	4.0	48,052	5.0
December 31, 2016
Total Capital (to risk-weighted assets)
Salisbury	$96,166	13.26%	$57,997	8.0%	n/a	—
Bank	93,690	12.92	57,996	8.0	$72,495	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	43,498	6.0	n/a	—
Bank	87,392	12.05	43,497	6.0	57,996	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	32,623	4.5	n/a	—
Bank	87,392	12.05	32,623	4.5	47,122	6.5
Tier 1 Capital (to average assets)
Salisbury	79,868	8.69	37,282	4.0	n/a	—
Bank	87,392	9.51	36,762	4.0	45,953	5.0

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

NOTE 8 – BENEFITS

Salisbury’s 401(k) Plan expense was $210,000 and $179,000, respectively, for the three month periods ended September 30, 2017 and 2016, and $681,000 and $568,000, respectively, for the nine month periods ended September 30, 2017 and 2016. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $53,000 and $19,000, respectively, for the three month periods ended September 30, 2017 and 2016, and $88,000 and $56,000, respectively, for the nine month periods ended September 30, 2017 and 2016.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vest in full upon six years of qualified service.

Salisbury’s ESOP expense was $34,000 and $51,000, respectively, for the three month periods ended September 30, 2017 and 2016, and $83,000 and $132,000, respectively, for the nine month periods ended September 30, 2017 and 2016.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "NQDC Plan") was adopted effective January 1, 2013. The NQDC Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in the NQDC Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. The NQDC Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. The vesting schedule is based on the Executive’s date of retirement and ranges from 7.7% per year to 50% per year with two exceptions which are 10 year and 15 year cliff vesting schedules from the date of initial award.

Additionally, pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Phantom Stock Plan”), the Compensation Committee granted a total of 56,600 and 47,470 Phantom Stock Appreciation Units for the nine months ended September 30,2017 and 2016, respectively to certain employees, including the three Named Executive Officers. The units will vest on the third anniversary of the grant date.

Expenses related to the NQDC Plan and the Phantom Stock Plan amounted to $89,000 for the third quarter of 2017 and $56,000 for the third quarter of 2016. Additionally, expenses related to these plans amounted to $165,000 and $168,000 for the nine months ended September 30, 2017 and 2016, respectively.

Grants of Restricted Stock and Options

Restricted Stock

On January 29, 2016, Salisbury granted a total of 15,800 shares of restricted stock pursuant to its 2011 Long Term Incentive Plan (“2011 LTIP”), which was approved by shareholders at the 2011 Annual Meeting, to 42 employees, including 6,000 shares to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 5,000 shares and John Davies, President New York Region and Chief Lending Officer and Donald E. White, who served as Chief Financial Officer until October 20, 2017, each received 500 shares. The fair value of the stock as of the grant date was determined to be $466 thousand and the stock will be vested three years from the grant date.

Expense related to such grants in the three months ended September 30, 2017 and 2016 totaled $74,000 and $57,000, respectively, and for the nine months ended September 30, 2017 and 2016 totaled $194,000 and $164,000, respectively. Unrecognized compensation cost relating to the awards as of September 30, 2017 and 2016 totaled $660,000 and $431,000, respectively. There were no forfeitures in the three months ended September 30, 2017 and 2016, respectively. Forfeitures in the nine months ended September 30, 2017 and 2016 totaled 200 and 100 shares, respectively.

The Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 LTIP”) on February 24, 2017, which was approved by shareholders at the 2017 Annual Meeting on May 17, 2017. Pursuant to the 2017 LTIP, as of May 2017, following shareholder approval of the 2017 LTIP, no further awards will be made under the 2011 LTIP, which shall remain in existence solely for purposes of administering outstanding grants. Under the 2017 LTIP, the total number of shares of Common Stock reserved and available for issuance in the next ten years in connection with awards under the 2017 LTIP is 200,000 shares of Common Stock, which represents approximately 7% of Salisbury’s 2,770,036 outstanding shares of Common Stock as of March 20, 2017. Of the maximum shares available under the 2017 LTIP, 200,000 shares may be issued upon the exercise of stock options (all of which may be granted as incentive stock options) and 150,000 shares may be issued as restricted stock or restricted stock units (including deferred stock units), provided that, to the extent that a share is issued as a restricted stock award or a restricted stock unit, the share would no longer be available for award as a stock option, unless the restricted stock award or restricted unit is forfeited or otherwise returned to the 2017 LTIP.

On April 28, 2017, Salisbury granted a total of 10,750 shares of restricted stock pursuant to its 2011 LTIP, to 37 employees, including 2,500 shares to two Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 2,000 and John Davies, President New York Region and Chief Lending Officer received 500 shares. The fair value of the stock as of the grant date was determined to be $419,250 and the stock will be vested three years from the grant date.

On April 28, 2017, Salisbury granted a total of 2,056 shares of stock pursuant to its 2011 LTIP to directors as a component of their annual compensation. While all directors received partial awards for their 2016 service, Louise Brown received her full award due to her pending retirement from the board. The fair value of the stock as of the grant date was determined to be $80,000.

On May 26, 2017, Salisbury granted a total of 200 shares of restricted stock pursuant to its 2017 LTIP, which was approved by shareholders at the 2017 Annual Meeting, to one employee. The fair value of the stock as of the grant date was determined to be $8,000 and the stock will be vested three years from the grant date.

On May 26, 2017, Salisbury granted a total of 2,024 shares of stock pursuant to the 2011 LTIP to directors as a component of their annual compensation. The fair value of the stock as of the grant date was determined to be $83,000.

On August 23, 2017, Salisbury granted a total of 850 shares of restricted stock pursuant to its 2011 LTIP, to 2 employees, including 500 shares to a Named Executive Officer. Peter Albero, Executive Vice President and Chief Financial Officer received 500 shares. The fair value of the stock as of the grant date was determined to be $36,000 and the stock will be vested three years from the grant date.

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

The following table presents the pre-tax expense associated with stock options and restricted stock awards as well as the related recognized tax benefits:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2017	2016	2017	2016
Stock Options	$—	$—	$—	$—
Restricted stock awards	74	57	200	142
Total stock based compensation expense	$74	$57	$196	$142
Related tax benefits recognized in earnings	$25	$19	$68	$48

Not included in the above is the excess tax benefit related to the adoption of ASU 2016-09 in the amount of $105,000 for both the three and nine month periods ending September 30, 2017, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2017.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale. Securities available-for-sale are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
29

•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

 Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
September 30, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$4,641	$—	$4,641
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	49,757	—	49,757
Collateralized mortgage obligations:
U.S. Government agencies	—	10,841	—	10,841
Non-agency	—	2,868	—	2,868
SBA bonds	—	12,816	—	12,816
CRA mutual funds	840	—	—	840
Corporate bonds	—	3,557	—	3,557
Preferred stock	188	—	—	188
Securities available-for-sale	$1,028	$84,480	$—	$85,508
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,064	$5,064
Other real estate owned	$—	$—	$3,944	$3,944
December 31, 2016
Assets at fair value on a recurring basis
Municipal bonds	$—	$15,996	$—	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	53,301	—	53,301
Collateralized mortgage obligations:
U.S. Government agencies	—	1,474	—	1,474
Non-agency	—	3,735	—	3,735
SBA bonds	—	2,064	—	2,064
CRA mutual funds	818	—	—	818
Corporate bonds	—	2,013	—	2,013
Preferred stock	222	—	—	222
Securities available-for-sale	$1,040	$78,583	$—	$79,623
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,256	$5,256
Other real estate owned	$—	$—	$3,773	$3,773

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets
Cash and cash equivalents	$49,403	$49,403	$49,403	$—	$—
Securities available-for-sale	85,508	85,508	1,028	84,480	—
Federal Home Loan Bank stock	3,038	3,038	—	3,038	—
Loans held-for-sale	561	561	—	—	561
Loans receivable, net	784,136	798,367	—	—	798,367
Accrued interest receivable	2,520	2,520	—	—	2,520
Cash surrender value of life insurance	14,297	14,297	14,297	—	—
Financial Liabilities
Demand (non-interest bearing)	$225,496	$225,496	$—	$—	$225,496
Demand (interest-bearing)	139,521	139,521	—	—	139,521
Money market	196,745	196,745	—	—	196,745
Savings and other	152,570	152,570	—	—	152,570
Certificates of deposit	117,657	118,642	—	—	118,642
Deposits	831,989	833,439	—	—	833,439
Repurchase agreements	4,529	4,529	—	—	4,529
FHLBB advances	27,364	28,212	—	—	28,212
Subordinated debt	9,805	10,394	—	—	10,394
Note payable	321	351	—	—	351
Capital lease liability	1,859	2,249	—	—	2,249
Accrued interest payable	246	246	—	—	246
December 31, 2016
Financial Assets
Cash and cash equivalents	$35,485	$35,485	$35,485	$—	$—
Securities available-for-sale	79,623	79,623	1,040	78,583	—
Federal Home Loan Bank stock	3,211	3,211	—	—	3,211
Loans receivable, net	763,184	774,442	—	—	774,442
Accrued interest receivable	2,424	2,424	—	—	2,424
Cash surrender value of life insurance	14,038	14,038	14,038	—	—
Financial Liabilities
Demand (non-interest bearing)	$218,420	$218,420	$—	$—	$218,420
Demand (interest-bearing)	127,854	127,854	—	—	127,854
Money market	182,476	182,476	—	—	182,476
Savings and other	135,435	135,435	—	—	135,435
Certificates of deposit	117,585	118,610	—	—	118,610
Deposits	781,770	782,795	—	—	782,795
Repurchase agreements	5,535	5,535	—	—	5,535
FHLBB advances	37,188	38,440	—	—	38,440
Subordinated debt	9,788	10,378	—	—	10,378
Note payable	344	377	—	—	377
Capital lease liability	418	841	—	—	841
Accrued interest payable	89	89	—	—	89

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

Overview

Total assets were $979.5 million at September 30, 2017, up $44.1 million from December 31, 2016. Loans receivable, net, were $784.1 million at September 30, 2017, up $20.9 million from December 31, 2016. Non-performing assets were $12.3 million at September 30, 2017, down $0.3 million from $12.6 million at December 31, 2016. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.82%, 0.80% and 0.78%, at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Deposits increased $50.2 million to $832.0 million at September 30, 2017, up from $781.8 million at December 31, 2016.

At September 30, 2017, book value and tangible book value per common share were $35.01 and $29.34, respectively. Salisbury’s Tier 1 leverage, total risk-based and common equity Tier 1 capital ratios were 8.49%, 13.20%, and 10.96%, respectively.

Securities and Short Term Funds

During the first nine months of 2017, securities available-for-sale increased $5.9 million to $85.5 million at September 30, 2017. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $13.9 million to $49.4 million at September 30, 2017.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at September 30, 2017. As of September 30, 2017 one of these positions reflected an unrealized loss of $13 thousand while the remaining three positions reflected an unrealized gain of $354 thousand.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of September 30, 2017, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $20.9 million to $784.1 million at September 30, 2017, compared with $763.2 million at December 31, 2016 and increased $30.5 million from $753.6 million at September 30, 2016.

Loan Credit Quality

During the first nine months of 2017, total impaired and potential problem loans decreased to $23.3 million, or 3.0% of gross loans receivable at September 30, 2017, from $23.6 million, or 3.1% of gross loans receivable at December 31, 2016, and decreased from $26.1 million at September 30, 2016. The percentage of such loans at September 30, 2017 when compared to September 30, 2016 improved from 3.4% of gross loans.

Changes in impaired and potential problem loans are as follows:

	September 30, 2017				September 30, 2016

Three months ended	Impaired loans		Potential		Impaired loans		Potential
(in thousands)	Non-		problem		Non-		problem
	accrual	Accruing	loans	Total	accrual	Accruing	loans	Total
Net loans placed on non-accrual status	$1,559	$(35)	$(1,452)	$72	$877	$(289)	$(578)	$10
Foreclosed to OREO	(322)	—	—	(322)	(2,823)			(2,823)
Loan risk rating downgrades to substandard	—	—	1,000	1,000	—	—
Loan risk rating upgrades from substandard	—	—	—	—	—	—	643	643
Loan repayments	(143)	(83)	194	(32)	(619)	(205)	(124)	(948)
Loan charge-offs (less charge offs for delinquent taxes)	(244)	—	—	(244)	(116)	—	—	(116)
Increase (decrease) in troubled debt restructuring	—	—	—	—	—	231	—	231
Real estate acquired in settlement of loans	—	—	—	—	—	—	—	—
Increase (decrease) in loans	$850	$(118)	$(258)	$474	$(2,681)	$(263)	$(59)	$(3,003)

During the third quarter of 2017, Salisbury placed $1.6 million of loans on non-accrual status as a result of deteriorated payment and financial performance and charged-off $244 thousand of non-accrual loans primarily as a result of credit or collateral deficiencies.

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Troubled debt restructurings, accruing	$8,132	$7,798
Troubled debt restructurings, non-accrual	2,053	2,262
All other non-accrual loans	5,501	6,274
Impaired loans	$15,686	$16,334

Non-Performing Assets

Non-performing assets decreased $0.3 million to $12.3 million, or 1.3% of assets at September 30, 2017, from $12.6 million, or 1.3% of assets at December 31, 2016, and decreased $2.2 million from $14.5 million, or 1.6% of assets at September 30, 2016.

The 2.5% decrease in non-performing assets in 2017 resulted primarily from $1.5 million in payoffs and repayments, $0.5 million of loans reinstated to accrual status, and $0.4 million charged off. This decrease was offset in part by $2.2 million placed on non-accrual.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Residential 1-4 family	$2,169	$1,920
Residential 5+ multifamily	153	163
Home equity lines of credit	209	519
Commercial	3,907	4,901
Farm land	980	1,002
Vacant land	—	—
Real estate secured	7,418	8,505
Commercial and industrial	137	27
Consumer	—	4
Non-accrual loans	7,555	8,536
Accruing loans past due 90 days and over	758	256
Non-performing loans	8,313	8,792
Real estate acquired in settlement of loans, net	3,944	3,773
Non-performing assets	$12,257	$12,565

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2017	December 31, 2016
Current	$582	$1,005
Past due 30-59 days	457	344
Past due 60-89 days	—	—
Past due 90-179 days	1,175	2,516
Past due 180 days and over	6,099	4,927
Total non-performing loans	$8,313	$8,792

At September 30, 2017, 7.0% of non-performing loans were current with respect to loan payments, compared with 11.43% at December 31, 2016.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.1 million during the nine month period ended September 30, 2017 to $10.2 million, or 1.29% of gross loans receivable at September 30, 2017, from $10.1 million, or 1.31% of gross loans receivable at December 31, 2016.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Residential 1-4 family	$3,136	$3,209
Residential 5+ multifamily	1,599	1,660
Home equity lines of credit	47	114
Vacant land	201	210
Commercial	3,099	2,549
Real estate secured	8,082	7,742
Commercial and industrial	50	56
Accruing troubled debt restructured loans	8,132	7,798
Residential 1-4 family	72	77
Residential 5+ multifamily	153	163
Home equity lines of credit	35	—
Commercial	1,793	2,022
Real estate secured	2,053	2,262
Commercial and Industrial	—	—
Non-accrual troubled debt restructured loans	2,053	2,262
Troubled debt restructured loans	$10,185	$10,060

 The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2017	December 31, 2016
Current	$7,991	$7,683
Past due 30-59 days	141	115
Accruing troubled debt restructured loans	8,132	7,798
Current	225	240
Past due 90-179 days	35	1,793
Past due 180 days and over	1,793	229
Non-accrual troubled debt restructured loans	2,053	2,262
Total troubled debt restructured loans	$10,185	$10,060

At September 30, 2017, 80.7% of troubled debt restructured loans were current with respect to loan payments, as compared with 78.8% at December 31, 2016.

Total Past Due Loans

Loans past due 30 days or more decreased $1.1 million during the nine month period ended September 30, 2017 to $11.2 million, or 1.4% of gross loans receivable at September 30, 2017, compared with $12.3 million, or 1.6% of gross loans receivable at December 31, 2016.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Past due 30-59 days	$2,506	$3,733
Past due 60-89 days	943	804
Past due 90-179 days	757	256
Past due 180 days and over	—	—
Accruing loans	4,206	4,793
Past due 30-59 days	457	344
Past due 60-89 days	—	—
Past due 90-179 days	418	2,260
Past due 180 days and over	6,099	4,927
Non-accrual loans	6,974	7,531
Total loans past due 30 days and over	$11,180	$12,324

Potential Problem Loans

Total potential problem loans increased $0.4 million during the nine month period ended September 30, 2017 to $7.6 million, or 1.0% of gross loans receivable at September 30, 2017, compared with $7.3 million, or 1.0% of gross loans receivable at December 31, 2016.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Residential 1-4 family	$647	$514
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	119	123
Residential real estate	766	637
Commercial	6,530	6,057
Construction of commercial	—	—
Commercial real estate	6,530	6,057
Farm land	—	—
Vacant land	36	—
Real estate secured	7,332	6,694
Commercial and industrial	319	581
Consumer	—	—
Other classified loans receivable	$7,651	$7,275

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2017	December 31, 2016
Current	$5,707	$6,383
Past due 30-59 days	1,226	826
Past due 60-89 days	36	66
Past due 90-179 days	682	—
Total potential problem loans	$7,651	$7,275

At September 30, 2017, 74.6% of potential problem loans were current with respect to loan payments, as compared with 87.7% at December 31, 2016.

Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $50.2 million during the nine months ended September 30, 2017 to $832.0 million, from $781.8 million at December 31, 2016, and increased $45.3 million year-over-year from $786.7 million at September 30, 2016. Retail repurchase agreements decreased $1.0 million during the nine months ended September 30, 2017 to $4.5 million compared with $5.5 million at December 31, 2016, and increased $0.9 million as compared with balances of $3.6 million at September 30, 2016.

Federal Home Loan Bank of Boston (FHLBB) advances decreased $9.8 million during the nine months ended September 30, 2017 to $27.4 million at September 30, 2017, from $37.2 million at December 31, 2016, and increased $0.3 million year-over-year from $27.1 million at September 30, 2016. The increase in short term advances was primarily due to changes in the mix of balance sheet funding.

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At September 30, 2017, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 21.01%, up from 21.89% at December 31, 2016. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2017 provided net cash of $7.2 million. Investing activities provided net cash of $1.0 million principally from cash and cash equivalents related to the New Paltz, New York branch acquisition of $22.4 million and proceeds of $30.7 million from calls and maturities of securities available-for-sale, partly offset by $36.7 million of purchases of securities available-for-sale, $14.7 million of net loan originations and principal collections and $1.3 million of capital expenditures. Financing activities provided net cash of $5.7 million, principally due to an increase in transaction account deposits of $18.7 million, partly offset by the repayment of FHLBB advances of $10.0 million, the payment of common stock dividends of $2.3 million and a decrease of $1.0 million in securities sold under agreements to repurchase.

At September 30, 2017, Salisbury had outstanding commitments to fund new loan originations of $38.9 million and unused lines of credit of $117.2 million. Salisbury believes that these commitments can be met in the normal course of business and that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, as well as deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2017 and 2016

OVERVIEW

Net income allocated to common stock was $1.7 million, or $0.61 per common share, for the third quarter ended September 30, 2017 (third quarter 2017), compared with $1.9 million, or $0.70 per common share, for the third quarter ended September 30, 2016 (third quarter 2016), and $1.9 million, or $0.68 per common share, for the second quarter ended June 30, 2017 (second quarter 2017).

•	Net Income per share for the quarter was $0.61 per share compared with $0.68 last quarter and $0.70 for the third quarter 2016.
•	Results for the current quarter included a pre-tax charge of $217 thousand, or $0.05 per share, related to the pending sale of an OREO property.
•	Wealth assets under administration increased to $595 million at September 30, 2017, an increase of $9 million, or 1.5%, from second quarter 2017.
•	Book value per common share increased to $35.01 at September 30, 2017 from $34.66 at June 30, 2017, and $33.92 at September 30, 2016.

Net Interest Income

Tax equivalent net interest income for third quarter 2017 decreased $18 thousand, or 0.22%, versus second quarter 2017, and increased $3 thousand or 0.04%, versus third quarter 2016. Average earning assets increased $33.6 million versus second quarter 2017, and increased $30.2 million versus third quarter 2016. Average total interest bearing deposits increased $28.6 million versus second quarter 2017 and increased $5.0 million versus third quarter 2016. The net interest margin of 3.49% decreased 9 basis points from 3.58% in the second quarter 2017 and decreased 11 basis points from 3.60% for the third quarter 2016.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Loans (a)(d)(f)	$781,847	$757,207	$8,382	$8,250	4.29%	4.36%
Securities (c)(d)	84,804	78,845	544	618	2.57	3.14
FHLBB stock	3,442	3,430	39	31	4.53	3.62
Short term funds (b)	47,558	47,979	136	60	1.14	0.50
Total earning assets	917,651	887,461	9,101	8,959	3.97	4.04
Other assets	59,018	57,371
Total assets	$976,669	$944,832
Interest-bearing demand deposits	$139,247	$125,365	85	81	0.25	0.26
Money market accounts	197,274	225,443	187	160	0.38	0.28
Savings and other	151,668	127,553	140	59	0.37	0.19
Certificates of deposit	117,273	122,091	270	265	0.92	0.87
Total interest-bearing deposits	605,462	600,452	682	565	0.45	0.38
Repurchase agreements	4,017	5,135	2	2	0.20	0.16
Capital lease	1,907	419	29	17	6.08	16.23
Note payable	323	353	6	6	7.43	6.80
Subordinated debt (net of issuance costs)	9,802	9,779	156	156	6.37	6.38
FHLBB advances	28,630	30,638	241	237	3.37	3.09
Total interest-bearing liabilities	650,141	646,776	1,116	982	0.69	0.61
Demand deposits	223,458	194,169
Other liabilities	5,600	10,596
Shareholders’ equity	97,470	93,291
Total liabilities & shareholders’ equity	$976,669	$944,832
Net interest income (f)			$7,985	$7,977
Spread on interest-bearing funds					3.28	3.43
Net interest margin (e)					3.49	3.60

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $219,000 and $295,000, respectively, for 2017 and 2016 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2017 and 2016 reflect net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $211,000 and $406,000, respectively.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2017 versus 2016
Change in interest due to	Volume	Rate	Net
Loans	$266	$(134)	$132
Securities	42	(116)	(74)
FHLBB stock	—	8	8
Short term funds	(1)	77	76
Interest-earning assets	307	(165)	142
Deposits	5	113	118
Repurchase agreements	—	—	—
Capital lease	42	(30)	12
Note payable	—	1	1
Subordinated debt	—	—	—
FHLBB advances	(16)	20	4
Interest-bearing liabilities	31	104	135
Net change in net interest income	$276	$(269)	$7

Interest Income

Tax equivalent interest income increased $136 thousand to $9.1 million for third quarter 2017 as compared with third quarter 2016.

Loan income as compared to third quarter 2016 increased $132 thousand, or 1.6%, primarily due to a 7 basis points decrease in average yield, partially offset by a $24.6 million, or 3.3%, increase in average loans. The third quarter of 2017 reflects the net accretion of $211 thousand related to fair value adjustments of loans related to the Riverside acquisition compared to $406 thousand in third quarter 2016.

Tax equivalent securities income decreased $80 thousand, or 12.8%, for third quarter 2017 as compared with third quarter 2016, primarily due to a 56 basis point decrease in average yield, partially offset by a $6.0 million, or 7.6%, increase in average volume.

Interest Expense

Interest expense increased $133 thousand, or 13.5%, to $1.1 million for third quarter 2017 as compared with third quarter 2016.

Interest on deposit accounts increased $117 thousand, or 20.7%, as a result of a $5.2 million increase in the average balances and an average increase in deposit rates of 7 basis points as compared with third quarter 2016.

Interest expense on FHLBB borrowings increased $4 thousand as a result of a higher average borrowings rate which increased 28 basis points as compared with third quarter 2016, partially offset by an average balance decrease of $2.0 million as compared with third quarter 2016. Interest expense on subordinated debt totaled $156 thousand for the third quarter in both 2017 and 2016.

Provision and Allowance for Loan Losses

The provision for loan losses was $237 thousand for third quarter 2017, compared with $344 thousand for third quarter 2016. Included in the provision are (recovery) / impairments related to ASC 310-30 purchased loans of $18 thousand and ($34 thousand) for the third quarter of 2017 and 2016, respectively. Net loan charge-offs were $236 thousand and $171 thousand for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended September 30,	2017	2016
Net charge-offs to average loans receivable, gross	0.03%	0.02%
Non-performing loans to loans receivable, gross	1.05	1.54
Accruing loans past due 30-89 days to loans receivable, gross	0.44	0.78
Allowance for loan losses to loans receivable, gross	0.82	0.78
Allowance for loan losses to non-performing loans	78.1	50.47
Non-performing assets to total assets	1.25	1.56

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 0.82% at September 30, 2017 compared to 0.78% at September 30, 2016.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) amounted to $8.3 million, or 1.05% of gross loans receivable at September 30, 2017 as compared to $11.7 million, or 1.54%, at September 30, 2016. Accruing loans past due 30-89 days decreased $2.4 million to $3.5 million, or 0.44% of gross loans receivable from $5.9 million, or 0.78% of gross loans receivable, at September 30, 2016. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the first nine months of 2017.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2017.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Trust and wealth advisory	$874	$849	$25	3%
Service charges and fees	935	822	113	14
Gains on sales of mortgage loans, net	25	55	(30)	(55)
Mortgage servicing, net	104	40	64	160
Gains on sales and calls of available-for-sale securities, net	—	9	(9)	(100)
Other	142	113	29	26
Total non-interest income	$2,080	$1,888	$192	10%

Non-interest income for third quarter 2017 increased $192 thousand versus third quarter 2016. Trust and Wealth Advisory increased $25 thousand versus third quarter 2016. Revenue for Trust and Wealth Advisory Services came in higher year over year representing a net growth in asset based fees. Service charges and fees increased $113 thousand versus third quarter 2016. Income from sales and servicing of mortgage loans increased $34 thousand versus third quarter 2016. Third quarter 2017 and third quarter 2016 included net mortgage servicing amortization and periodic impairment (benefit) charges of $(12) thousand and $60 thousand, respectively. The benefit in the current quarter primarily reflected management’s review of the portfolio and the update of key assumptions to more closely reflect the portfolio’s historical performance. As a result of this review, the current quarter includes the reversal of a previously recorded impairment charge of $25 thousand. The impact of this change was partly offset by lower gains on the sales of mortgage loans compared with the third quarter 2016. Third quarter 2017 mortgage loans sales totaled $0.4 million versus $3.3 million for third quarter 2016. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Salaries	$2,829	$2,757	$72	3%
Employee benefits	1,004	924	80	9
Premises and equipment	995	809	186	23
Data processing	545	473	72	15
Professional fees	481	459	22	5
Collections, OREO, and loan related	419	109	310	284
FDIC insurance	106	164	(58)	(35)
Marketing and community support	220	144	76	53
Amortization of intangibles	142	148	(6)	(4)
Other	479	513	(34)	(7)
Total non-interest expense	$7,220	$6,500	$720	11%

Non-interest expense for third quarter 2017 increased $720 thousand versus third quarter 2016. Total salary and employee benefits expense increased $152 thousand in the current year’s quarter as compared to the same period in the prior year. The increase is mainly attributable to the mix and levels of staff and higher employee benefit costs as well as lower deferred expense in the current quarter related to loan origination. Premises and equipment expense increased $186 thousand versus third quarter 2016. The year-over-year increase was substantially attributable to lease expense related to the acquisition of the Newburgh and New Paltz branches. Data processing expense increased $72 thousand versus third quarter 2016. The year over year increase reflects higher core data processing and data communications charges. Professional fees increased $22 thousand versus third quarter 2016. Collections, OREO and loan related expenses increased $310 thousand versus third quarter 2016 and include the write down of $217 thousand in the current quarter related to the pending sale of an OREO property, which is expected to close in the current year. The decline in FDIC related expense is attributable to adjustments related to lower assessment rates. Marketing and community support costs increased $76 thousand compared to the prior year third quarter. The increase primarily reflected costs associated customer mailings related to the Bank’s core system conversion.

Income Taxes

The effective income tax rates for third quarter 2017 and third quarter 2016 were 29.09% and 29.74%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the nine month periods ended September 30, 2017 and 2016

Overview

Net income allocated to common stock was $5.1 million, or $1.87 per common share, for the nine month period ended September 30, 2017 (nine month period 2017), compared with $5.1 million, or $1.88 per common share, for the nine month period ended September 30, 2016 (nine month period 2016).

Net Interest Income

Tax equivalent net interest income for the nine months of 2017 increased $101 thousand, or 0.42%, versus the nine months of 2016. Average earning assets increased $36.14 million versus the nine months of 2016. Average total interest bearing deposits increased $8.38 million versus the nine months of 2016. The net interest margin of 3.57% decreased 14 basis points versus 3.71% for the nine months of 2016.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Loans (a)(d)(f)	$775,067	$740,828	$25,092	$24,469	4.32%	4.40%
Securities (c)(d)	79,099	76,009	1,623	2,031	2.74	3.56
FHLBB stock	3,631	3,327	104	88	3.82	3.53
Short term funds (b)	36,449	37,943	247	138	0.90	0.48
Total earning assets	894,246	858,107	27,066	26,726	4.04	4.15
Other assets	56,695	57,091
Total assets	$950,941	$915,198
Interest-bearing demand deposits	$133,700	$124,375	230	238	0.23	0.26
Money market accounts	189,718	203,088	487	433	0.34	0.28
Savings and other	144,464	125,284	285	168	0.26	0.18
Certificates of deposit	116,395	123,149	774	764	0.89	0.83
Total interest-bearing deposits	584,277	575,896	1,776	1,603	0.41	0.37
Repurchase agreements	2,462	3,686	4	4	0.22	0.14
Capital lease	925	420	66	53	9.51	16.82
Note payable	330	364	13	15	5.25	5.49
Subordinated debt (net of issuance costs)	9,796	9,773	468	468	6.37	6.38
FHLBB advances	37,222	31,725	769	714	2.75	3.00
Total interest-bearing liabilities	635,012	621,864	3,096	2,857	0.65	0.61
Demand deposits	213,782	191,454
Other liabilities	5,893	9,634
Shareholders’ equity	96,254	92,246
Total liabilities & shareholders’ equity	$950,941	$915,198
Net interest income (f)			$23,970	$23,869
Spread on interest-bearing funds					3.39	3.54
Net interest margin (e)					3.57	3.71

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $711,000 and $951,000, respectively for 2017 and 2016 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2017 and 2016 reflect net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $969,000 and $895,000, respectively.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2017 versus 2016
Change in interest due to	Volume	Rate	Net
Loans	$1,121	$(498)	$623
Securities	73	(481)	(408)
FHLBB stock	7	9	16
Short term funds	(8)	117	109
Interest-earning assets	1,193	(853)	340
Deposits	24	149	173
Repurchase agreements	(2)	2	—
Capital lease	48	(35)	13
Note payable	—	(2)	(2)
Subordinated Debt	1	(1)	—
FHLBB advances	119	(64)	55
Interest-bearing liabilities	190	49	239
Net change in net interest income	$1,003	$(902)	$101

Interest Income

Tax equivalent interest income increased $340 thousand to $27.1 million for the nine month period 2017 as compared with the nine month period 2016.

Loan income, as compared to the nine months of 2016, increased $622 thousand or 2.5% primarily due to a $34.3 million, or 4.6%, increase in average loans. The increase was partially offset by an 8 basis point decrease in the average loan yield. The nine month period 2017 reflects the net accretion of $969 thousand related to fair value adjustments of loans related to the Riverside acquisition compared to net accretion of $895 thousand in the nine month period 2016.

Tax equivalent securities income decreased $408 thousand, or 20.1%, for the nine month period 2017 as compared with the nine month period 2016, primarily due to an 82 basis point decrease in average yield, partially offset by a $3.1 million, or 4.1%, increase in average volume.

Interest Expense

Interest expense increased $239 thousand, or 8.4%, to $3.1 million for the nine month period 2017 as compared with the nine month period 2016.

Interest on deposit accounts increased $173 thousand, or 10.8%, as a result of an $8.4 million increase in the average balances. Average deposit rates increased 4 basis points as compared with the nine month period 2016.

Interest expense on FHLBB borrowings increased $55 thousand as a result of an average balance increase of $5.5 million as compared with the nine month period 2016, partially offset by a lower average borrowings rate which decreased 25 basis points. Interest expense on subordinated debt totaled $468 thousand for the nine month periods 2017 and 2016.

Provision and Allowance for Loan Losses

The provision for loan losses was $953 thousand for the nine month period ended September 30, 2017 as compared to $1.3 million for the nine month period ended September 30, 2016. Included in the provision are impairments related to ASC 310-30 purchased loans of $32 thousand and $534 thousand for the nine months ended September 30, 2017 and 2016, respectively. Net loan charge-offs were $586 thousand and $1.2 million for the respective periods.

Reserve coverage at September 30, 2017, as measured by the ratio of allowance for loan losses to gross loans, at 0.82%, compares with 0.78% a year ago at September 30, 2016. During the first nine months of 2017, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.5 million to $8.3 million. Non-performing loans represent 1.05% of gross loans receivable, a decrease from 1.16% at December 31, 2016. At September 30, 2017, accruing loans past due 30-89 days decreased $1.1 million to $3.4 million or 0.44% of gross loans receivable from 0.60% at December 31, 2016. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Trust and wealth advisory	$2,620	$2,517	$103	4%
Service charges and fees	2,799	2,277	522	23
Gains on sales of mortgage loans, net	104	151	(47)	(31)
Mortgage servicing, net	180	119	61	51
(Loss) gains on sales, calls and write-downs of available-for-sale securities, net	(14)	157	(171)	(109)
Other	365	343	22	6
Total non-interest income	$6,054	$5,564	$490	9%

Non-interest income for the nine month period ended September 30, 2017 increased $490 thousand versus the same period in 2016. Trust and wealth advisory revenues increased $103 thousand mainly due to growth in asset based fees. Service charges and fees increased $522 thousand primarily due to growth in overdraft and ATM fees. Income from sales and servicing of mortgage loans increased $14 thousand as a benefit in the current year for the reversal of impairment charges for mortgage servicing rights was partly offset by lower gains on sales of fixed rate residential mortgage loans. Mortgage loans sales totaled $4.4 million for the nine month period ended September 30, 2017 and $6.8 million for the nine month period ended September 30, 2016. The nine month periods ended September 30, 2017 and 2016 included mortgage servicing amortization of $149 thousand and $182 thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2017	2016	2017 vs. 2016
Salaries	$8,266	$8,018	$248	3%
Employee benefits	2,923	2,922	1	0
Premises and equipment	2,797	2,546	251	10
Data processing	1,521	1,369	152	11
Professional fees	1,962	1,403	559	40
Collections, OREO, and loan related	875	420	455	108
FDIC insurance	354	474	(120)	(25)
Marketing and community support	623	524	99	19
Amortization of intangible assets	395	455	(60)	(13)
Other	1,561	1,846	(285)	(15)
Non-interest expense	$21,277	$19,977	$1,300	7%

Non-interest expense for the nine month period ended September 30, 2017 increased $1.3 million versus the same period in 2016. Salaries and benefits increased $249 thousand primarily due to increased staffing levels and market and merit adjustments. Premises and equipment increased $251 thousand mainly due to higher lease related expense related to the Newburgh and New Paltz branches. Data processing increased $152 thousand mainly due to expenses related to core processing, data communications as well as ATM and debit card processing related expenses. The professional fees increase of $559 thousand versus the nine month period 2016 fees is substantially attributable to consulting, audit related and legal fees. Collections, OREO, and loan related expense increased $455 thousand due primarily to higher levels of OREO year over year. Salisbury had six foreclosed properties at September 30, 2017 and one at September 30, 2016. FDIC insurance decreased $120 thousand due to a refund of a 2016 overpayment and lower assessment rates. Marketing and community support increased $99 thousand due primarily to an increase in general marketing campaigns. Amortization of intangible assets decreased $60 thousand due to the aging off of expenses related to previous acquisitions. Other expenses decreased $285 thousand mainly due to the reduction of expenses related to loans serviced for others which were incurred in the 2016 period.

Income taxes

The effective income tax rates for the nine month periods ended September 30, 2017 and September 30, 2016 were 26.86% and 28.00%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income as well as the impact of stock based compensation related adjustments. Salisbury’s effective tax rate is generally less than the 34% federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets.

CAPITAL RESOURCES

Shareholders’ equity was $97.5 million at September 30, 2017, up $3.5 million from December 31, 2016. Book value and tangible book value per common share were $35.01 and $29.34, respectively, compared with $34.07 and $28.90, respectively, at December 31, 2016. Contributing to the increase in shareholders’ equity for year-to-date 2017 was net income of $5.2 million and stock options exercised of $0.3 million, partially offset by common stock dividends of $2.3 million. Accumulated other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $0.6 million as of September 30, 2017.

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

As of September 30, 2017, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows:

	September 30, 2017		December 31, 2016
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	13.20%	12.77%	13.26%	12.92%
Tier 1 Capital (to risk-weighted assets)	10.96	11.87	11.02	12.05
Common Equity Tier 1 Capital (to risk-weighted assets)	10.96	11.87	11.02	12.05
Tier 1 Capital (to average assets)	8.49	9.20	8.69	9.51

Dividends

During the nine month period ended September 30, 2017, Salisbury paid $2.3 million in common stock dividends.

On October 27, 2017, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 24, 2017 to shareholders of record on November 10, 2017. Common stock dividends, when declared, are generally paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2017 analysis, three of the simulations incorporate static growth assumptions over the simulation horizons, with allowances made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. The fourth simulation incorporates management’s balance sheet growth assumptions. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2017, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates ranging from 300 basis points for the 2-year Treasury rates to 300 basis points for the 10-year Treasury; (3) immediately falling interest rates – immediate downward shift in market interest rates ranging from 100 basis points for the 2-year Treasury rates to 100 basis points for the 10-year Treasury; and (4) gradual and non-parallel increase in interest rates –upward shift in market interest rates ranging from 352 basis points for the 2-year Treasury rates to 224 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rates. As of September 30, 2017, net interest income simulations indicated that the Bank’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using the Bank’s financial instruments as of September 30, 2017:

As of September 30, 2017	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(4.86)%	2.41%
Immediately falling interest rates (static growth assumptions)	(2.17)	(5.33)
Gradual and non-parallel increasing interest rates (with yield curve inversion)	(2.20)	(5.24)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2017 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$—	$—
U.S. Government agency notes	—	—
Municipal bonds	(34)	(87)
Mortgage backed securities	(942)	(2,322)
Collateralized mortgage obligations	(455)	(978)
SBA pools	(712)	(1,317)
Other	(106)	(199)
Total available-for-sale debt securities	$(2,249)	$(4,903)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2017.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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
51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

November 14, 2017	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 14, 2017	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

