Form 10-K
period 2017-12-31
SALISBURY BANCORP INC
filed 2018-03-15
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017 was $98.4 million based on the closing sales price of $41.05 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2018, was 2,786,566.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 16, 2018, which will be filed within 120 days of fiscal year ended December 31, 2017, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2017

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

Forward-looking statements made by Salisbury in this Annual Report on Form 10-K speak only as of the date they are made. Events or other facts that could cause Salisbury’s actual results to differ may arise from time to time, and Salisbury cannot predict all such events and factors. Salisbury undertakes no obligation to publicly update any forward-looking statement, except as may be required by law.

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

The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of fourteen banking offices and ten ATMs located in: Litchfield County, Connecticut; Dutchess, Orange and Ulster Counties, New York; and Berkshire County, Massachusetts and through its internet website (salisburybank.com).

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

Lending Activities

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in Connecticut’s Litchfield County, New York’s Dutchess, Orange and Ulster Counties and Massachusetts’ Berkshire County in towns proximate to the Bank’s fourteen full service offices.

The majority of the Bank’s loans as of December 31, 2017, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters. Loan portfolios acquired in business combinations include commercial loans acquired from Riverside Bank, Empire Bank and Orange Bank & Trust Company.

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

Borrowings

The Bank is a member of the FHLBB, which provides credit facilities for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLBB are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of their FHLBB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLBB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLBB advances may be utilized as a source of funding to meet liquidity and planning needs when the cost of these funds is favorable as compared to deposits or alternate funding sources. During 2015, Salisbury issued $10 million of subordinated debentures; See “Deposits and Borrowings” in Item 7.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston.

Acquisitions

On June 6, 2014, the Bank completed its purchase and assumption of the Sharon, Connecticut branch of Union Savings Bank, which included deposits of approximately $18 million at a premium of 2.32%. Operations of the Bank’s existing Sharon, Connecticut branch were consolidated into this new location. On December 5, 2014, the Bank completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury’s New York market presence. Such transaction was valued at approximately $27 million. In the merger, Riverside Bank shareholders received 1.35 shares of Salisbury Bancorp, Inc. common stock for each share of Riverside Bank common stock. In June 2017, the Bank completed its purchase and assumption of the New Paltz, New York branch of Empire State Bank, which included approximately $31 million in deposits and $7 million in branch related loans. In addition, in December 2017, the Bank entered into a purchase and assumption agreement with Orange Bank & Trust Company, pursuant to which the Bank will acquire the Fishkill, New York branch of Orange Bank & Trust Company and certain related deposits, loans and other assets. The Bank has received regulatory approval from the CTDOB and NYDFS and is awaiting approval from the FDIC for the transaction, which is expected to be completed during the second quarter of 2018.

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

Employees

At December 31, 2017, the Bank had 166 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP and an employee 401(k) plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut’s Litchfield County. The Bank has a total of fourteen banking offices, four of which are located in Connecticut's Litchfield County; three of which are located in Massachusetts’ Berkshire County; five of which are located in New York’s Dutchess County, one of which is located in New York’s Ulster County, and one of which is located in New York’s Orange County. The Bank’s primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in these counties. The Bank also has deposit, lending and trust relationships outside of these areas.

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

The Bank is subject to extensive regulation by the CTDOB, as its chartering agency, and by the FDIC, as its primary federal supervisory agency. The Bank is required to file reports with, and is periodically examined by, the FDIC and the CTDOB concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers.

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

State Banking Laws and Supervision

The Bank is a state-chartered commercial bank under Connecticut law and as such is subject to regulation and examination by the CTDOB. In addition, because the Bank operates branch offices in Massachusetts and New York, the Bank is also subject to certain Massachusetts and New York laws and the supervisory authority of the Massachusetts Division of Banks, and New York Department of Financial Services (“NYDFS”) with respect to its branch offices in Massachusetts and New York, respectively. The approval of the state banking regulators is generally required for, among other things, the establishment of branch offices and business combination transactions. The CTDOB conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the CTDOB, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

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

New York and Massachusetts Banking Laws and Supervision

The Bank conducts activities and operates branch offices in New York and Massachusetts as well as Connecticut. Generally, with respect to its business in New York and Massachusetts, the Bank may conduct any activity that is authorized under Connecticut law that is permissible for either New York or Massachusetts state banks or for an out-of-state national bank, at its New York and Massachusetts branch offices, respectively. The New York State Superintendent of Financial Services may exercise regulatory authority with respect to the Bank’s New York branch offices. The Bank is subject to certain rules related to community reinvestment, consumer protection, fair lending, establishment of intra-state branches and the conduct of banking activities with respect to its branches located in New York State. The Massachusetts Commissioner of Banks may exercise similar authority, and the Bank is subject to similar rules under Massachusetts Banking Law with respect to the Bank’s Massachusetts branch offices. Federal and state laws authorize the interstate merger of banks. Among other things, banks may establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

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

As of December 31, 2017, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The FDIC assigns an institution to one of the following capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank’s current annual assessment rate is approximately 5.85 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the DIF based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the DIF during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

The CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”), which became effective on January 10, 2014. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio limit for borrowers if the loan is to meet the QM definition, with some exceptions.

Federal Reserve System

All depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements currently are assessed on the depository institution's net transaction accounts (mostly checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities.

For net transaction accounts in 2017, the first $15.5 million (which may be adjusted by the FRB) was exempt from reserve requirements. A 3% reserve ratio was assessed on net transaction accounts over $15.5 million up to and including $115.1 million (which may be adjusted by the FRB). A 10% reserve ratio was assessed on net transaction accounts in excess of $115.1 million (which may be adjusted by the FRB). The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2017, the Bank had FHLBB stock of $3.8 million and FHLBB advances of $54.4 million.

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

Salisbury elected to participate in Treasury’s SBLF program and on August 25, 2011, sold to the Secretary of the Treasury $16 million of its Series B Preferred Stock under the SBLF program, while simultaneously repurchasing all of its Series A Preferred Stock sold to the Treasury in 2009 under the Capital Purchase Program, a part of TARP. All of the proceeds from the sale of its Series B Preferred Stock were treated as Tier 1 Capital for regulatory purposes.

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

As of December 31, 2017 the Bank is subject to section 404(b) of SOX, which requires public companies' annual reports to include the company's own assessment of internal control over financial reporting, and an auditor's attestation. See Item 9A “CONTROLS AND PROCEDURES” for management’s assessment of internal controls and Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA” for the auditor’s attestation.

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

Community Reinvestment Act and Fair Lending Laws

The Bank has a responsibility under the CRA to help meet the credit needs of our communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against the Bank by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s most recent FDIC CRA rating was “satisfactory.”

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential	23-24
II.	Investment Portfolio	28-29, 56-58
III.	Loan Portfolio	29-34 ,59-65
IV.	Summary of Loan Loss Experience	25, 63-65
V.	Deposits	34-35, 67
VI.	Return on Equity and Assets	21
VII.	Short-Term Borrowings	35, 68

Item 1A.	RISK FACTORS

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

Significant credit market anomalies may impact the valuation and liquidity of Salisbury’s investment securities. Illiquidity could reduce the market value of Salisbury’s investments, even those with no apparent credit exposure. The valuation of Salisbury’s investments requires judgment, and as market conditions change investment values may also change.

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

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2017, Salisbury had $13.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

Salisbury’s ability to pay dividends substantially depends upon its receipt of dividends from the Bank.

Cash dividends from the Bank and Salisbury’s liquid assets are the principal sources of funds for paying cash dividends on Salisbury’s common stock. Unless Salisbury receives dividends from the Bank or chooses to use its liquid assets, it may not be able to pay dividends. The Bank’s ability to pay dividends to Salisbury is subject to its condition and profitability as well as its regulatory requirements.

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

In addition, changes in tax law, such as the federal tax reform provisions recently enacted, may adversely affect Salisbury’s lending business and performance, especially those provisions regarding the deductibility of residential mortgage interest and state property taxes.

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

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through an additional thirteen full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, New Paltz, Poughkeepsie, and Red Oaks Mill, New York. The Bank’s Trust and Wealth Advisory Services Division is based in a separate building adjacent to the main office of the Bank in Lakeville, Connecticut. The Bank owns its main office and six of its branch offices and its Canaan Operations office, and currently leases seven branch offices.

The Company acquired one branch in Sharon, Connecticut from Union Savings Bank on June 6, 2014, and the acquisition of Riverside Bank on December 5, 2014 added four additional full-service branch offices. On June 5, 2017, the Bank completed its acquisition of the New Paltz, New York branch of Empire State Bank. In addition, in December 2017 the Bank announced that it executed a definitive agreement to acquire the Fishkill, New York branch of Orange Bank & Trust Company. The Bank has received regulatory approval for such transaction from the CTDOB and the NYDFS and is awaiting approval from the FDIC and expects to complete the transaction during the second quarter of 2018. The Bank also announced its plans to consolidate its existing Fishkill, New York branch with the proposed Fishkill, New York branch. In March 2018, the Bank will relocate its current branch in Newburgh, New York to another location in the same city. The Bank has entered into a lease agreement for the new facility and it will cease paying rent for the current location as of April 1, 2018. For additional information, see Note 7, “Bank Premises and Equipment,” and Note 19, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Main Office	5 Bissell Street, Lakeville, CT	Owned	—
Trust and Wealth Advisory Services Division	19 Bissell Street, Lakeville, CT	Owned	—
Salisbury Office	18 Main Street, Salisbury, CT	Owned	—
Sharon Office	5 Gay Street, Sharon, CT	Owned	—
Canaan Operations	94 Main Street, Canaan, CT	Owned	—
Canaan Office	100 Main Street, Canaan, CT	Owned	—
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/09/18
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	—
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	12/31/20
Millerton Office	87 Main Street, Millerton, NY	Owned	—
Poughkeepsie Office	11 Garden Street, Poughkeepsie, NY	Owned	—
Fishkill Office	1004 Main Street, Fishkill, NY	Leased	12/31/20
Proposed Fishkill Office(1)	703 Route 9, Fishkill, NY	Leased	10/30/29
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	2/03/23
Newburgh Office	52 Route 17K, Newburgh, NY	Leased	3/31/18
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	7/31/22
Proposed Newburgh Office	801 Auto Park Place, Newburgh, NY	Leased	12/31/21
New Paltz Office	275 Main Street, Paltz, NY	Leased	9/14/19
(1)	The Bank has agreed to assume the lease in connection with its acquisition of Orange Bank & Trust Company’s Fishkill, New York branch contingent upon consummation of such transaction.
19

Item 3.	LEGAL PROCEEDINGS

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

Market Information

Salisbury’s common stock trades on the NASDAQ Capital Market under the symbol “SAL”. The following table sets forth the high and low sales prices per share for Salisbury’s common stock for each quarterly period within the two most recent fiscal years:

Quarter	2017		2016
	High	Low	High	Low
Fourth Quarter	$48.35	$44.00	$38.15	$30.92
Third Quarter	$46.90	$40.40	$32.52	$29.60
Second Quarter	$41.50	$38.50	$32.75	$29.78
First Quarter	$40.00	$37.30	$34.43	$29.51

Holders

There were approximately 2,340 holders of record of the common stock of Salisbury as of March 1, 2018. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Dividends

For a discussion of Salisbury's dividend policy and restrictions on dividends see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption “Dividends.” See also, Note 13 – “Shareholders’ Equity” of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

For the information required by this item see Note 15 – “Long Term Incentive Plans” of Notes to Consolidated Financial Statements.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2017	2016	2015	2014	2013
Statement of Income
Interest and dividend income	$35,521	$34,454	$34,610	$22,855	$21,750
Interest expense	4,238	3,849	3,026	2,704	3,062
Net interest and dividend income	31,283	30,605	31,584	20,151	18,688
Provision for loan losses	1,020	1,835	917	1,134	1,066
Gains on securities, net	178	584	192	—	—
Trust and wealth advisory	3,477	3,338	3,265	3,295	3,074
Service charges and fees	3,718	3,133	2,986	2,473	2,293
Gains on sales of mortgage loans, net	125	229	274	64	579
Mortgage servicing, net	255	156	47	94	40
Other	483	451	510	326	319
Non-interest income	8,236	7,891	7,274	6,252	6,305
Non-interest expense	29,329	27,387	25,921	22,138	18,935
Income before income taxes	9,170	9,274	12,020	3,131	4,992
Income tax provision	2,914	2,589	3,563	610	909
Net income	6,256	6,685	8,457	2,521	4,083
Net income allocated to common stock	6,201	6,633	8,298	2,355	3,922
Financial Condition
Total assets	$986,984	$935,366	$891,192	$855,427	$587,109
Loans receivable, net	801,703	763,184	699,018	673,330	438,178
Allowance for loan losses	6,776	6,127	5,716	5,358	4,683
Securities	82,860	82,834	79,870	94,827	99,831
Deposits	815,495	781,770	754,533	715,426	477,369
Federal Home Loan Bank of Boston advances	54,422	37,188	26,979	28,813	30,411
Repurchase agreements	1,668	5,535	3,914	4,163	2,554
Subordinated debt, net of issuance costs	9,811	9,788	9,764	—	—
Total shareholders' equity	97,514	94,007	90,574	101,821	72,790
Non-performing assets	7,354	12,565	16,264	10,892	7,549
Per Common Share Data
Earnings, basic	$2.25	$2.43	$3.04	$1.32	$2.30
Earnings, diluted	2.24	2.41	3.02	1.32	2.30
Cash dividends declared and paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	29.39	28.90	27.69	25.83	27.12
Statistical Data
Net interest margin (taxable equivalent)	3.58%	3.69%	3.99%	3.64%	3.57%
Efficiency ratio (taxable equivalent)	66.79	66.74	63.03	78.41	70.70
Effective tax rate	31.78	27.92	29.64	19.49	18.21
Return on average assets	0.63	0.72	0.94	0.37	0.66
Return on average common shareholders' equity	6.42	7.16	9.36	3.88	7.01
Dividend payout ratio	49.76	46.16	36.82	81.43	48.83
Allowance for loan losses to loans receivable, gross	0.84	0.80	0.81	0.79	1.06
Non-performing assets to total assets	0.74	1.34	1.82	1.27	1.29
Tier 1 leverage capital	8.53	8.69	8.56	12.31	10.65
Total risk-based capital	12.94	13.26	13.51	14.27	16.46
Weighted average common shares outstanding, basic	2,755	2,733	2,706	1,764	1,691
Weighted average common shares outstanding, diluted	2,774	2,749	2,723	1,765	1,691

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Salisbury, a Connecticut corporation, formed in 1998, is the bank holding company for the Bank, a Connecticut-chartered and FDIC insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's principal business consists of the business of the Bank. The Bank, formed in 1848, is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and trust and wealth advisory services. The Bank conducts its banking business from fourteen full-service offices in the towns of: Canaan, Lakeville, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and, Fishkill, Newburgh, New Paltz, Poughkeepsie, Red Oaks Mill, Dover Plains and Millerton, New York, and its trust and wealth advisory services from offices in Lakeville, Connecticut. In May 2014, the Bank established a new branch in Great Barrington, Massachusetts. In June 2014, the Bank acquired a branch office and related deposits from another institution in Sharon, Connecticut and consolidated its existing Sharon office with the new branch.

Additionally, on December 5, 2014, Salisbury completed its acquisition of Riverside Bank of Poughkeepsie, New York, adding four new offices and a strong commercial loan focus to Salisbury’s New York market presence.

In June 2017, the Bank completed its acquisition of the New Paltz, New York branch of Empire State Bank, and in December 2017, the Bank entered into a purchase and assumption agreement to acquire the Fishkill, New York branch of Orange Bank & Trust Company, which is expected to be completed during the second quarter of 2018, pending regulatory approval.

Critical Accounting Policies and Estimates

Salisbury’s consolidated financial statements follow U. S. GAAP as applied to the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

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

For both goodwill and for the core deposit intangible, the comparable transaction methodology was used to assess, and conclude that there was no impairment at December 31, 2017.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2017 and 2016

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $446,000 in 2017 over 2016. Interest income for 2017 included interest of approximately $183,000 related to the settlement of a past due loan. The net interest margin decreased 11 basis points to 3.58% from 3.69%, due to an 8 basis point decrease in the average yield on interest-earning assets and a 4 basis point increase in the average cost of interest-bearing liabilities. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Loans (a)(d)(f)	$780,968	$745,957	$687,755	$33,824	$32,727	$32,208	4.33%	4.39%	4.68%
Securities (c)(d)	79,767	76,138	78,420	2,130	2,583	3,359	2.67	3.39	4.28
FHLBB stock	3,551	3,287	3,430	142	121	89	4.00	3.68	2.59
Short term funds (b)	36,351	35,951	50,870	343	173	120	0.94	0.48	0.24
Total earning assets	900,637	861,333	820,475	36,439	35,604	35,776	4.05	4.13	4.36
Other assets	56,859	58,101	60,319
Total assets	$957,496	$919,434	$880,794
Interest-bearing demand deposits	$135,756	$125,563	$121,431	319	359	311	0.23	0.29	0.26
Money market accounts	191,407	200,760	177,956	685	572	472	0.36	0.28	0.27
Savings and other	145,779	127,539	125,181	425	226	220	0.29	0.18	0.18
Certificates of deposit	116,608	122,475	134,577	1,054	1,024	841	0.90	0.84	0.62
Total interest-bearing deposits	589,550	576,337	559,145	2,483	2,181	1,844	0.42	0.38	0.33
Repurchase agreements	2,517	3,770	4,111	5	6	7	0.20	0.16	0.17
Capital lease	1,157	419	423	96	70	70	8.30	16.71	16.57
Note payable	327	359	138	18	21	6	5.50	5.85	4.62
Subordinated debt (net of issuance costs)	9,799	9,776	594	624	624	35	6.37	6.38	5.84
FHLBB advances	35,309	30,850	27,827	1,012	947	1,064	2.87	3.07	3.82
Total interest-bearing liabilities	638,659	621,511	592,238	4,238	3,849	3,026	0.66	0.62	0.51
Demand deposits	216,151	199,163	178,943
Other liabilities	5,937	6,057	5,043
Shareholders’ equity	96,749	92,703	104,570
Total liabilities & shareholders’ equity	$957,496	$919,434	$880,794
Net interest income (f)				$32,201	$31,755	$32,750
Spread on interest-bearing funds							3.39	3.51	3.85
Net interest margin (e)							3.58	3.69	3.99
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $921,000, $1,205,000 and $1,205,000, respectively for 2017, 2016 and 2015 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2017, 2016 and 2015 reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $1.2 million, $1.9 million and $2.7 million, respectively.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2017 versus 2016			2016 versus 2015
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$1,526	$(429)	$1,097	$2,640	$(2,121)	$519
Securities	110	(563)	(453)	(88)	(688)	(776)
FHLBB stock	10	11	21	(4)	36	32
Short term funds	3	167	170	(53)	106	53
Interest-earning assets	1,649	(814)	835	2,495	(2,667)	(172)
Deposits	53	248	301	61	276	337
Repurchase agreements	(2)	1	(1)	(1)	—	(1)
Capital lease	92	(66)	26	(1)	1	—
Note payable	(2)	(1)	(3)	11	4	15
Subordinated Debt	2	(1)	—	564	25	589
FHLBB advances	132	(67)	65	104	(221)	(117)
Interest-bearing liabilities	274	114	388	738	85	823
Net change in net interest income	$1,375	$(928)	$447	$1,757	$(2,752)	$(995)

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

Interest and Dividend Income

Tax equivalent interest and dividend income increased $835,000, or 2.3%, to $36.4 million in 2017.

Loan income increased $1.1 million, or 3.4%, to $33.8 million in 2017. The increase was primarily due to a $35.0 million, or 4.7%, increase in average loans, partially offset by a 6 basis point decrease in average yield. Interest income for 2017 and 2016 reflects purchase accounting adjustments consisting of net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $1.2 million and $1.9 million, respectively.

Tax equivalent interest and dividend income from securities decreased $453,000, or 17.5%, to $2.1 million in 2017, as a result of a $3.6 million, or 4.8%, decrease in average security balances, and a 72 basis point decrease in average yield. Contributing factors to the lower yield include the maturity, sale, call or pay down of higher yielding securities resulting in a remaining mix of lower yielding securities in the portfolio. Interest from short term funds increased $170,000 in 2017 as a result of a 46 basis point increase in average yield and $0.4 million, or 1.1%, increase in average short term balances.

Interest Expense

Interest expense increased $389,000, or 10.1%, to $4.2 million in 2017.

Interest expense on interest bearing deposit accounts increased $302,000, or 13.8%, to $2.5 million in 2017, as a result of a $13.3 million, or 2.3%, increase in average interest bearing deposits and a 4 basis point increase in the average rate to 0.42%.

Interest expense on FHLBB advances increased $65,000, or 6.9%, due to a $4.5 million, or 14.5%, increase in average advances, partially offset by a 20 basis point decrease in the average borrowing rate to 2.87%.

In December 2015, Salisbury issued $10 million of subordinated debentures. The proceeds of such issuance, along with cash-on-hand, were used by Salisbury to fully redeem $16 million of its outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U.S. Treasury’s SBLF program. Interest expense on the subordinated debt for 2017 and 2016 was $624,000 and $624,000, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,020,000 for 2017, compared with $1,835,000 for 2016. Net loan charge-offs were $371,000 and $1,424,000, for the respective years. The lower provision for loan losses in 2017 reflected lower charge-offs and higher recoveries.

The following table sets forth changes in the allowance for loan losses and other statistical data:

At or for the years ended December 31, (dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of period	$6,127	$5,716	$5,358	$4,683	$4,360
Provision for loan losses	1,020	1,835	917	1,134	1,066
Charge –offs
Real estate mortgages	(733)	(1,031)	(1,061)	(512)	(700)
Commercial and industrial	(162)	(452)	(69)	(19)	(4)
Consumer	(76)	(67)	(82)	(28)	(70)
Charge-offs	(971)	(1,550)	(1,212)	(559)	(774)
Recoveries
Real estate mortgages	286	32	129	60	6
Commercial and industrial	296	72	498	16	1
Consumer	18	22	26	24	24
Recoveries	600	126	653	100	31
Net charge-offs	(371)	(1,424)	(559)	(459)	(743)
Balance, end of period	$6,776	$6,127	$5,716	$5,358	$4,683

Loans receivable, gross	$807,190	$768,064	$703,545	$677,485	$441,679
Non-performing loans	6,635	8,792	16,265	9,890	7,172
Accruing loans past due 30-89 days	3,536	4,537	4,499	4,128	5,374
Ratio of allowance for loan losses:
to loans receivable, gross	0.84%	0.80%	0.81%	0.79%	1.06%
to non-performing loans	102.13	69.69	35.15	54.18	65.30
Ratio of non-performing loans
to loans receivable, gross	0.82	1.14	2.31	1.46	1.62
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.44	0.59	0.64	0.61	1.22

The reserve coverage at December 31, 2017, as measured by the ratio of allowance for loan losses to gross loans, was 0.84%, as compared with 0.80% at December 31, 2016. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $2.2 million to $6.6 million, or 0.82% of gross loans receivable, at December 31, 2017, down from 1.14% at December 31, 2016. Accruing loans past due 30-89 days decreased $1.0 million to $3.5 million, or 0.44% of gross loans receivable at December 31, 2017. See “Overview – Loan Credit Quality” below for further discussion and analysis.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Trust and wealth advisory	$3,477	$3,338	$3,265	$139	4.16%	$73	2.2%
Service charges and fees	3,718	3,133	2,986	585	18.67	147	4.9
Gains on sales of mortgage loans, net	125	229	274	(104)	(45.41)	(45)	(16.4)
Mortgage servicing, net	255	156	47	99	63.46	109	231.9
Gains on securities, net	178	584	192	(406)	(69.52)	392	204.20
Bank-owned life insurance	343	353	371	(10)	(2.83)	(18)	(4.9)
Other	140	98	139	42	42.86	(41)	(29.5)
Total non-interest income	$8,236	$7,891	$7,274	$345	4.37%	$617	8.50%

Non-interest income increased $345,000, or 4.4%, in 2017 versus 2016. Trust and Wealth Advisory revenues increased $139,000 primarily due to increased market values and a higher volume of assets under management, partially offset by decreased estate fee income. Service charges and fees increased $585,000 mainly due to increased ATM fees and ancillary account service related fees. Gains on sales of mortgage loans decreased $104,000 due to a decline in sales volume. Mortgage loans sales totaled $5.3 million in 2017 versus $10.3 million in 2016. Income from servicing of mortgage loans increased $99,000 due primarily to a reduction in the amortization of mortgage servicing rights. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $117.5 million and $125.2 million at December 31, 2017 and 2016, respectively.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Salaries	$11,135	$10,926	$10,301	$209	1.91%	$625	6.07%
Employee benefits	3,767	3,891	3,729	(124)	(3.19)	162	4.34
Premises and equipment	3,831	3,375	3,541	456	13.51	(166)	(4.69)
Data processing	2,057	2,106	1,677	(49)	(2.33)	429	25.58
Professional fees	2,499	1,933	2,150	566	29.28	(217)	(10.09)
Collections, OREO, and appraisals	2,179	999	567	1,180	118.12	432	76.19
FDIC insurance	497	606	658	(109)	(17.99)	(52)	(7.90)
Marketing and community support	793	686	593	107	15.60	93	15.68
Amortization of intangibles	533	601	652	(68)	(11.31)	(51)	(7.82)
Other	2,038	2,264	2,053	(226)	(9.98)	211	10.28
Non-interest expense	$29,329	$27,387	$25,921	$1,942	7.09%	$1,466	5.66%

Non-interest expenses of $29.3 million for 2017 included charges of $1.7 million related to the write down and loss on the sale of an OREO property compared with OREO charges of $435,000 in 2016. Excluding OREO related charges, non-interest expenses increased $660,000, or 2.45% in 2017 versus 2016. Salary expense increased $209,000 due to changes in staffing levels and mix and merit increases. Employee benefit expense decreased $124,000 primarily as a result of lower deferred compensation and a decrease in employee stock ownership plan expenses. Premises and equipment expense increased $456,000 primarily as a result of the acquisition of the New Paltz branch in June 2017 and the additional lease expense associated with the relocation of the current Newburgh, New York branch to a new location. Building maintenance and depreciation costs for computer equipment and software were also higher. Data processing expense decreased $49,000 mainly as a result of expenses incurred in 2016 related to the conversion of the bank’s core processing system and related infrastructure. The increase of $566,000 in professional fees primarily reflected higher consulting and audit fees as a result of Salisbury’s core system conversion and new general ledger implementation as well as higher legal costs due to the New Paltz branch acquisition. Collections, OREO and appraisal expenses increased $1,180,000 primarily due to the OREO charges noted above, which were partly offset by lower taxes, appraisal and litigation costs. Marketing and community support increased $107,000 mainly related to an increase in general marketing campaigns. Amortization of intangibles decreased $68,000 reflecting the completion of the intangible asset amortization of an acquired branch office. All other operating expenses decreased $226,000.

Income Taxes

The effective income tax rates for 2017 and 2016 were 31.78% and 27.92%, respectively. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax exempt income. In addition, the effective tax rate for 2017 also included a discrete charge of $445,000 related to the remeasurement of Salisbury’s net deferred tax assets as a result of the enactment of the new U.S. tax law in December 2017. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2017, 2016 or 2015, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

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

Loan income increased $0.5 million, or 1.6%, primarily due to a $58.2 million, or 8.5%, increase in average loans, partially offset by a 29 basis point decrease in average yield. Interest income for 2016 and 2015 reflects purchase accounting adjustments consisting of net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $1.8 million and $2.7 million, respectively.

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

The reserve coverage at December 31, 2016, as measured by the ratio of allowance for loan losses to gross loans, was 0.80%, as compared with 0.81% at December 31, 2015. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $7.5 million to $8.8 million, or 1.14% of gross loans receivable, at December 31, 2016, down from 2.31% at December 31, 2015. Accruing loans past due 30-89 days increased $0.4 million to $4.9 million, or 0.64% of gross loans receivable at December 31, 2016. See “Overview – Loan Credit Quality” below for further discussion and analysis.

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

Non-Interest Expense

Non-interest expense increased $1,466,000, or 5.66% in 2016 versus 2015. Salary expense increased $625,000 due to changes in staffing levels and mix and merit increases. Employee benefit expense increased $162,000 primarily as a result of increased deferred compensation, workmen's compensation, and taxes, partially offset by a decrease in employee stock ownership plan expenses. Premises and equipment expense decreased $166,000 primarily as a result of a decrease in building maintenance, lease expense, and utilities expenses. Data processing expense increased $429,000 mainly as a result of expenses related to the conversion of the bank’s core processing system and related infrastructure. Professional fees decreased $217,000 primarily due to decreased consulting (core conversion, technology support, and imaging projects) services. Collections, OREO and appraisal expenses increased $432,000 mainly due to a write down on an OREO property. Marketing and community support increased $93,000 mainly related to an increase in general marketing campaigns. Amortization of intangibles decreased $51,000 reflecting the completion of the intangible asset amortization of an acquired branch office. All other operating expenses increased $211,000.

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

Overview

Assets

During 2017, Salisbury’s assets increased by $51.5 million to $987.0 million, while net loans increased $38.5 million at December 31, 2017. At December 31, 2017, Salisbury’s tangible book value per common share was $29.39 and Tier 1 leverage and total risk-based capital ratios were 8.53% and 12.94%, respectively. As of December 31, 2017, the Bank was categorized as "well capitalized."

Securities and Short Term Funds

During 2017, securities increased $0.1 million to $82.9 million, while short-term funds (interest-bearing deposits with other banks) increased $9.0 million to $39.1 million. The carrying values of securities are as follows:

December 31, (dollars in thousands)	2017	2016	2015
Available-for-Sale
U.S. Treasury notes	$—	$—	$2,541
U.S. Government agency notes	—	—	498
Municipal bonds	3,486	15,996	30,385
Mortgage-backed securities	45,868	53,301	32,202
Collateralized mortgage obligations	13,041	5,209	6,962
SBA bonds	12,267	2,064	3,096
Other	4,385	3,053	1,010
Non-Marketable
FHLBB stock	3,813	3,211	3,176
Total Securities	$82,860	$82,834	$79,870

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

December 31, 2017 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
Municipal bonds	Within 1 year	$353	$353	6.17%
	After 1 year but within 5 years	439	440	5.03%
	After 10 years but within 15 years	1,494	1,500	7.15%
	After 15 years	1,190	1,193	7.13%
	Total	3,476	3,486	6.78%
Mortgage backed securities	U.S. Government Agency and U.S. Government-sponsored enterprises	45,983	45,868	2.33%
Collateralized mortgage obligations	U.S. Government Agency and U.S. Government-sponsored enterprises	10,462	10,377	2.76%
	Non-agency	2,271	2,664	3.97%
SBA bonds		12,278	12,267	2.99%
CRA mutual funds		851	835	2.17%
Corporate bonds	After 5 years but within 10 years	3,500	3,550	5.57%
Securities available-for-sale		$78,821	$79,047	2.87%

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider any of its securities, other than one non-agency CMO security reflecting OTTI, to be OTTI at December 31, 2017.

In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury deemed the four remaining securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2017. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity.

The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2017	$1,055	$651	$981
December 31, 2016	1,431	1,008	1,340
December 31, 2015	1,867	1.419	1,772

Accumulated other comprehensive income at December 31, 2017 included net unrealized holding gains, net of tax, of $0.2 million, which is a decrease of $0.3 million from December 31, 2016.

Loans

During 2017, net loans receivable increased $38.5 million, or 5%, to $801.7 million at December 31, 2017. Portfolio growth during 2017 reflects the acquisition of the New Paltz branch and Salisbury’s strong market presence.

Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2017, Salisbury originated $51.3 million of residential mortgage loans and $8.3 million of home equity loans for the portfolio, compared with $70.5 million and $7.8 million, respectively, in 2016. During 2017, total residential mortgage and home equity loans receivable grew by $19.5 million to $380.7 million at December 31, 2017, and represent 47.2% of gross loans receivable. During 2017, Salisbury’s residential mortgage lending department also originated and sold $5.4 million of residential mortgage loans, compared with $10.5 million during 2016. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounting to $4.8 million at December 31, 2017, represent 0.6% of gross loans receivable.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients’ credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $169.0 million of commercial loans during 2017 compared with $155.3 million in 2016. Total commercial loans, which include commercial real estate, commercial and industrial and municipal loans, increased $18.5 million to $409.5 million at December 31, 2017, and represent 50.7% of loans receivable.

Change in Presentation of Loan Balances and Related Credit Metrics

As a result of Salisbury’s acquisition of Riverside Bank in 2014, Salisbury previously disclosed the loan balances, the allowance for loan and lease losses and the credit quality metrics for the acquired loans separately from its business activities loans. As the acquired loan portfolio has become a smaller percentage of Salisbury’s overall loan portfolio, all loan balances and the related credit metrics, including those for prior periods, are presented on a consolidated basis.

The principal categories of loans receivable and loans held-for-sale are as follows:

December 31, (dollars in thousands)	2017	2016	2015	2014	2013
Residential 1-4 family	$317,639	$301,128	$269,294	$261,481	$231,113
Residential 5+ multifamily	18,108	13,625	12,547	14,291	4,848
Construction of residential 1-4 family	11,197	10,951	7,998	2,004	1,876
Home equity lines of credit	33,771	35,487	35,017	34,627	34,139
Residential real estate	380,715	361,191	324,856	312,403	271,976
Commercial	249,311	235,482	218,275	196,397	91,853
Construction of commercial	9,988	5,398	11,399	27,647	10,948
Commercial real estate	259,299	240,880	229,674	224,044	102,801
Farm land	4,274	3,914	3,193	3,239	3,402
Vacant land	7,883	6,600	8,563	9,342	9,067
Real estate secured	652,171	612,585	566,286	549,028	387,246
Commercial and industrial	132,731	141,473	121,421	117,918	46,292
Municipal	17,494	8,626	9,566	6,083	4,252
Consumer	4,794	5,380	6,272	4,456	3,889
Loans receivable, gross	807,190	768,064	703,545	677,485	441,679
Deferred loan origination fees and costs, net	1,289	1,247	1,189	1,203	1,182
Allowance for loan losses	(6,776)	(6,127)	(5,716)	(5,358)	(4,683)
Loans receivable, net	$801,703	$763,184	$699,018	$673,330	$438,178
Loans held for-sale
Residential 1-4 family	669	—	763	568	173

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2017 (in thousands)	Within 1 year	Within 2-5 years	After 5 years	Total
Residential	$3,426	$9,019	$334,499	$346,944
Home equity lines of credit	1,302	288	32,181	33,771
Commercial	21,072	32,656	195,583	249,311
Construction of commercial	350	441	9,197	9,988
Land	2,469	174	9,514	12,157
Real estate secured	28,619	42,578	580,974	652,171
Commercial and industrial	22,542	34,236	75,953	132,731
Municipal	9,393	1,399	6,702	17,494
Consumer	1,012	2,576	1,206	4,794
Loans receivable, gross	$61,566	$80,789	$664,835	$807,190

The composition of loans receivable with either fixed, variable or adjustable interest rates is as follows:

December 31, 2017 (in thousands)	Fixed interest rates	Variable or adjustable interest rates	Total Loans
Residential	$156,789	$190,155	$346,944
Home equity lines of credit	—	33,771	33,771
Commercial	115,087	134,224	249,311
Construction of commercial	2,833	7,155	9,988
Land	1,811	10,346	12,157
Real estate secured	276,520	375,651	652,172
Commercial and industrial	49,744	82,987	132,731
Municipal	14,784	2,710	17,494
Consumer	4,336	458	4,794
Loans receivable, gross	$345,384	$461,806	$807,190

Loan Credit Quality

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

Past Due Loans

Loans past due 30 days or more decreased $3.2 million during 2017 to $9.1 million, or 1.13% of gross loans receivable at December 31, 2017, compared with $12.3 million, or 1.60% of gross loans receivable at December 31, 2016. The components of loans past due 30 days or greater are as follows:

(in thousands)	2017	2016	2015
Past due 30-59 days	$2,594	$3,733	$3,533
Past due 60-89 days	942	804	966
Past due 90-179 days	31	256	—
Past due 180 days+	—	—	90
Accruing loans	3,567	4,793	4,589
Past due 30-59 days	1,186	344	306
Past due 60-89 days	684	—	27
Past due 90-179 days	516	2,260	1,320
Past due 180 days and over	3,164	4,927	9,663
Non-accrual loans	5,550	7,531	11,316
Total loans past due 30 days and over	$9,117	$12,324	$15,905

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Non-Performing Assets

Non-performing assets decreased $5.2 million to $7.4 million at December 31, 2017, or 0.74% of assets, from $12.6 million or 1.34% of assets at December 31, 2016. The components of non-performing assets are as follows:

December 31, (in thousands)	2017	2016	2015	2014	2013
Commercial	$3,622	$4,901	$4,611	$3,150	$1,857
Vacant land	—	—	2,855	2,862	2,870
Farm land	250	1,002	1,031	384	384
Residential 1-4 family	2,045	1,920	6,446	3,007	1,525
Residential 5+ multifamily	151	163	89	89	—
Home equity lines of credit	66	519	601	348	402
Real estate secured	6,134	8,505	15,633	9,840	7,038
Commercial and industrial	470	27	461	33	134
Consumer	—	4	80	—	—
Non-accrual loans	6,604	8,536	16,174	9,873	7,172
Accruing loans past due 90 days and over	31	256	90	17	—
Non-performing loans	6,635	8,792	16,264	9,890	7,172
Real estate acquired in settlement of loans, net	719	3,773	—	1,002	377
Non-performing assets	$7,354	$12,565	$16,264	$10,892	$7,549

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Income in accordance with original terms	$992	$1,085	$1,416
Income recognized	673	404	327
Reduction in interest income	$319	$681	$1,089

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2017	2016	2015
Current	$1,054	$1,005	$4,858
Past due 30-59 days	1,186	344	306
Past due 60-89 days	684	—	27
Past due 90-179 days	546	2,516	1,320
Past due 180 days and over	3,165	4,927	9,753
Total non-performing loans	$6,635	$8,792	$16,264

At December 31, 2017, 15.89% of non-performing loans were current with respect to loan payments, compared with 11.43% at December 31, 2016. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosure or liquidation.

Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $1.4 million in 2017 to $8.6 million, or 1.07% of gross loans receivable, from $10.1 million, or 1.31% of gross loans receivable at December 31, 2016. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2017	2016	2015
Residential 1-4 family	$3,138	$3,209	$2,669
Residential 5+ multifamily	1,595	1,660	1,682
Home equity lines of credit	47	114	118
Personal	—	—	222
Vacant land	199	210	122
Commercial	2,454	2,549	2,666
Real estate secured	7,433	7,742	7,479
Commercial and industrial	49	56	65
Accruing troubled debt restructured loans	7,482	7,798	7,544
Residential 1-4 family	269	77	1,149
Residential 5+ multifamily	151	163	—
Commercial	624	2,022	1,554
Real estate secured	1,044	2,262	2,703
Commercial and Industrial	110	—	341
Non-accrual troubled debt restructured loans	1,154	2,262	3,044
Troubled debt restructured loans	$8,636	$10,060	$10,588

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2017	2016	2015
Current	$7,293	$7,683	$7,224
Past due 30-59 days	189	115	320
Past due 60-89 days	—	—	—
Accruing troubled debt restructured loans	7,482	7,798	7,544
Current	530	240	1,810
Past due 30-59 days	—	—	28
Past due 60-89 days	624	—	—
Past due 90-179 days	—	1,793	1,206
Past due 180 days and over	—	229	—
Non-accrual troubled debt restructured loans	1,154	2,262	3,044
Total troubled debt restructured loans	$8,636	$10,060	$10,588

At December 31, 2017, 90.59% of troubled debt restructured loans were current with respect to loan payments, as compared with 78.76% at December 31, 2016. As of December 31, 2017, 2016 and 2015, there were specific reserves on troubled debt restructured loans amounting to $245,000, $208,000, and $454,000, respectively.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $2.6 million during 2017 to $9.9 million or 1.23% of gross loans receivable at December 31, 2017, compared with $7.3 million, or 0.95% of gross loans receivable at December 31, 2016. The components of potential problem loans are as follows:

December 31, (in thousands)	2017	2016	2015
Residential 1-4 family	$1,432	$514	$655
Residential 5+ multifamily	—	—	—
Construction of residential 1-4 family	—	—	—
Home equity lines of credit	104	123	150
Residential real estate	1,536	637	805
Commercial	7,905	6,057	2,030
Construction of commercial	—	—	—
Commercial real estate	7,905	6,057	2,030
Farm land	—	—	—
Vacant land	—	—	23
Real estate secured	9,441	6,694	2,858
Commercial and industrial	457	581	478
Consumer	—	—	6
Other classified loans receivable	$9,898	$7,275	$3,342

The past due status of potential problem loans is as follows:

December 31, (in thousands)	2017	2016	2015
Current	$8,520	$6,383	$2,945
Past due 30-59 days	1,291	826	150
Past due 60-89 days	56	66	247
Past due 90-179 days	31	—	—
Total potential problem loans	$9,898	$7,275	$3,342

At December 31, 2017, 86.08% of potential problem loans were current with respect to loan payments, as compared with 87.73% at December 31, 2016. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $33.7 million during 2017, or 4.3%, to $815.5 million at December 31, 2017, compared with $781.8 million at December 31, 2016. Retail repurchase agreements decreased $3.8 million during 2017 to $1.7 million at December 31, 2017, compared with $5.5 million at December 31, 2016. Total deposits at December 31, 2017 include a single relationship totaling $30.5 million, or 3.74% of total deposits.

The distribution of average total deposits by account type is as follows:

	December 31, 2017			December 31, 2016
(in thousands)	Average Balance	Percent	Weighted Average	Average Balance	Percent	Weighted Average
Demand deposits	$216,164	26.83%	0.00%	$199,163	25.68%	0.00%
Interest-bearing checking accounts	135,756	16.85	0.23	125,563	16.19	0.29
Regular savings accounts	145,779	18.09	0.29	127,539	16.45	0.18
Money market savings	191,407	23.76	0.36	200,760	25.89	0.28
Certificates of deposit	116,608	14.47	0.90	122,475	15.79	0.84
Total deposits	$805,714	100.00%	0.31%	$775,500	100.00%	0.28%

The classification of certificates of deposit by interest rates is as follows:

	At December 31,
Interest rates	2017	2016
Less than 1.00%	$50,226	$58,975
1.00% to 1.99%	52,558	40,993
2.00% to 2.99%	14,047	17,618
3.00% to 3.99%	—	—
4.00% to 4.99%	—	—
Total	$116,831	$117,586

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At December 31, 2017
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$42,766	$7,417	$42	$1	$50,226	42.99%
1.00% to 1.99%	13,288	18,090	9,816	11,364	52,558	44.99
2.00% to 2.99%	—	3,623	5,338	5,086	14,047	12.02
3.00% to 3.99%	—	—	—	—	—	0.00
4.00% to 4.99%	—	—	—	—	—	0.00
Total	$56,054	$29,130	$15,196	$16,451	$116,831	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

December 31, 2017 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$7,454	$7,479	$14,397	$35,555	$64,885

FHLBB advances increased $17.2 million during 2017 to $54.4 million at December 31, 2017, compared with $37.2 million at December 31, 2016. The increase was primarily due to three short term loans totaling $27 million entered into during December 2017 and maturing in January 2018. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At December 31, 2017, there were no such letters of credit outstanding.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2017	2016
Highest month-end balance during period	$30,000	$20,000
Ending balance	27,000	10,000
Average balance during period	8,013	3,770
Weighted average rate during period	1.03%	0.55%

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

Subordinated debentures totaled $9.8 million at December 31, 2017, which includes $189 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.36%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2017 include operating leases, capital leases, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 19 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2017. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2017 (in thousands)	Within	Within	Within	After
By Remaining Maturity	1 year	1-3 years	4-5 years	5 years	Total
Residential	$2,694	$6,095	$109	$7,871	$16,769
Home equity lines of credit	148	396	—	28,487	29,031
Commercial	1,263	4,900	2,727	17,255	26,145
Land	—	—	—	64	64
Real estate secured	4,105	11,391	2,836	53,677	72,009
Commercial and industrial	17,561	4,557	495	41,329	63,942
Municipal	188	—	—	—	188
Consumer	2	—	—	1,572	1,574
Unadvanced portions of loans	21,856	15,948	3,331	96,578	137,713
Commitments to originate loans	28,222	—	—	—	28,222
Standby letters of credit	2,520	2,324	—	61	4,905
Total	$52,598	$18,272	$3,331	$96,639	$170,840

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

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. At December 31, 2017, Salisbury's liquidity ratio, as represented by cash, short term available-for-sale securities and marketable assets to net deposits and short term unsecured liabilities, was 20.51%, down from 21.89% at December 31, 2016. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for 2017 provided net cash of $10.2 million. Investing activities utilized net cash of $9.9 million, principally from loan originations and principal collections of $32.5 million and purchases of securities of $36.7 million, offset by sales, calls, and maturities of securities of $36.8 million. Financing activities provided net cash of $12.7 million, principally from a net deposit increase of $2.4 million and FHLBB advances of $17 million, offset by a decrease of $3.9 million in securities sold under agreements to repurchase and common stock dividends of $3.1 million.

Operating activities for 2016 provided net cash of $11.3 million. Investing activities utilized net cash of $74.0 million, principally from loan originations and principal collections of $69.2 million and purchases of securities of $56.2 million, offset by sales, calls, and maturities of securities of $52.7 million. Financing activities provided net cash of $36.1 million, principally from a net deposit increase of $33.9 million and an FHLBB advance of $10 million, offset by a non-time deposits decrease of $6.6 million.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $3.5 million in 2017 to $97.5 million at December 31, 2017. Contributing to the increase in shareholders’ equity was net income of $6.3 million, stock options exercised of $0.3 million and restricted stock awards of $0.3 million, partially offset by common stock dividends declared of $3.1 million and a loss in other comprehensive income of $0.3 million.

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

Salisbury paid noncumulative dividends on the Series B Preferred Stock. The dividend rate on the Series B Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Bank’s Qualified Small Business Lending over a baseline amount. The dividend rate for the quarterly period ended December 31, 2015 was 1.0%. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series B Preferred Stock would have been 1.0%. Salisbury redeemed all of its Series B Preferred Stock in December 2015 prior to the scheduled increase in the dividend rate on such securities. Commencing with the second quarter of 2016, four and one-half years from its issuance, the dividend rate would have been fixed at 9.0% per annum.

In December 2015, Salisbury issued $10 million of subordinated debentures and used the proceeds along with other cash-on-hand to redeem all of the Series B Preferred Stock.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows at December 31, 2017 and 2016 under the regulatory capital rules then in effect:

	Minimum for Capital Adequacy		Well Capitalized		December 31, 2017		December 31, 2016
	2017	2016	2017	2016	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	12.94%	12.54%	13.26%	12.92%
Common Equity Tier 1 Capital	4.50	4.50	6.50	6.50	10.73	11.64	11.02	12.05
Tier 1 Capital (to risk-weighted assets)	6.00	6.00	8.00	8.00	10.73	11.64	11.02	12.05
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	8.53	9.25	8.69	9.51

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC substantially approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Salisbury. The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of December 31, 2017, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During 2017 and 2016, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $3,113,000 and $3,086,000, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 23, 2018 to shareholders of record on February 9, 2018. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2017 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2017, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel increase in interest rates – upward shift in market interest rates ranging from 372 basis points for the 2-year Treasury rates to 284 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2017, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels, except for year two in the immediately falling interest rate scenario. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2017.

December 31, 2017 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates +300bp (static growth assumptions)	(6.89)%	0.18%
Immediately falling interest rates -100bp (static growth assumptions)	(2.30)	(6.92)
Immediately rising interest rates +400bp (static growth assumptions)	(2.35)	(5.86)

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

December 31, 2017 (in thousands)	Rates up 100bp	Rates up 200bp
Municipal bonds	$(7)	$(31)
Mortgage backed securities	(867)	(2,071)
Collateralized mortgage obligations	(436)	(936)
SBA pools	(685)	(1,281)
Other	(117)	(229)
Total available-for-sale debt securities	$(2,112)	$(4,548)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	42
Consolidated Balance Sheets	43
Consolidated Statements of Income	44
Consolidated Statements of Comprehensive Income	45
Consolidated Statements of Changes in Shareholders' Equity	45
Consolidated Statements of Cash Flows	46-47
Notes to Consolidated Financial Statements	48-83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Salisbury Bancorp, Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles general accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by COSO in 2013.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ Baker Newman & Noyes LLC

Portsmouth, New Hampshire

March 15, 2018

We (or our predecessor firms) have served as the Company’s auditor consecutively since 1993.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except par value)	2017	2016
ASSETS
Cash and due from banks	$9,357	$5,434
Interest bearing demand deposits with other banks	39,129	30,051
Total cash and cash equivalents	48,486	35,485
Securities
Available-for-sale at fair value	79,047	79,623
Federal Home Loan Bank of Boston stock at cost	3,813	3,211
Loans held-for-sale	669	—
Loans receivable, net (allowance for loan losses: $6,776 and $6,127)	801,703	763,184
Other real estate owned	719	3,773
Bank premises and equipment, net	16,401	14,398
Goodwill	13,815	12,552
Intangible assets (net of accumulated amortization: $4,044 and $3,511)	1,837	1,737
Accrued interest receivable	2,665	2,424
Cash surrender value of life insurance policies	14,381	14,038
Deferred taxes	677	1,367
Other assets	2,771	3,574
Total Assets	$986,984	$935,366
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$220,536	$218,420
Demand (interest bearing)	142,575	127,854
Money market	190,953	182,476
Savings and other	144,600	135,435
Certificates of deposit	116,831	117,585
Total deposits	815,495	781,770
Repurchase agreements	1,668	5,535
Federal Home Loan Bank of Boston advances	54,422	37,188
Subordinated debt	9,811	9,788
Note payable	313	344
Capital lease liability	1,835	418
Accrued interest and other liabilities	5,926	6,316
Total Liabilities	889,470	841,359
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,872,578 and 2,859,654
Outstanding: 2,785,216 and 2,758,086	279	276
Unearned compensation - restricted stock awards	(606)	(352)
Paid-in capital	42,998	42,085
Retained earnings	54,664	51,521
Accumulated other comprehensive income, net	179	477
Total Shareholders' Equity	97,514	94,007
Total Liabilities and Shareholders' Equity	$986,984	$935,366

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2017	2016	2015
Interest and dividend income
Interest and fees on loans	$33,090	$32,050	$31,791
Interest on debt securities
Taxable	1,566	1,183	1,179
Tax exempt	380	927	1,431
Other interest and dividends	485	294	209
Total interest and dividend income	35,521	34,454	34,610
Interest expense
Deposits	2,483	2,181	1,844
Repurchase agreements	5	6	7
Capital lease	96	70	70
Note payable	18	21	6
Subordinated debt	624	624	35
Federal Home Loan Bank of Boston advances	1,012	947	1,064
Total interest expense	4,238	3,849	3,026
Net interest and dividend income	31,283	30,605	31,584
Provision for loan losses	1,020	1,835	917
Net interest and dividend income after provision for loan losses	30,263	28,770	30,667
Non-interest income
Trust and wealth advisory	3,477	3,338	3,265
Service charges and fees	3,718	3,133	2,986
Gains on sales of mortgage loans, net	125	229	274
Mortgage servicing, net	255	156	47
Gains on securities, net	178	584	192
Other	483	451	510
Total non-interest income	8,236	7,891	7,274
Non-interest expense
Salaries	11,135	10,926	10,301
Employee benefits	3,767	3,891	3,729
Premises and equipment	3,831	3,375	3,541
Data processing	2,057	2,106	1,677
Professional fees	2,499	1,933	2,150
Collections, OREO, and appraisals	2,179	999	567
FDIC insurance	497	606	658
Marketing and community support	793	686	593
Amortization of intangibles	533	601	652
Other	2,038	2,264	2,053
Total non-interest expense	29,329	27,387	25,921
Income before income taxes	9,170	9,274	12,020
Income tax provision	2,914	2,589	3,563
Net income	$6,256	$6,685	$8,457
Net income allocated to common stock	$6,201	$6,633	$8,227

Basic earnings per common share	$2.25	$2.43	$3.04
Weighted average common shares outstanding, to calculate basic earnings per share	2,755	2,733	2,706
Diluted earnings per common share	2.24	2.41	3.02
Weighted average common shares outstanding, to calculate diluted earnings per share	2,774	2,749	2,723
Common dividends per share	1.12	1.12	1.12

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands except per share amounts)	2017	2016	2015
Net income	$6,256	$6,685	$8,457
Other comprehensive (loss)
Net unrealized (losses) on securities available-for-sale	(318)	(399)	(1,297)
Reclassification of net realized gains in net income	(178)	(584)	(192)
Unrealized (losses) on securities available-for-sale	(496)	(983)	(1,489)
Income tax benefit	198	335	506
Unrealized (losses) on securities available-for-sale, net of tax	(298)	(648)	(983)
Other comprehensive (loss), net of tax	(298)	(648)	(983)
Comprehensive income	$5,958	$6,037	$7,474

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Unearned	Accumulated
						compensation-	other comp-	Total
	Common Stock					restricted	rehensive	share-
(in thousands,			Preferred	Paid-in	Retained	stock	income	holders’
except share amounts)	Shares	Amount	Stock	capital	earnings	awards	(loss)	equity
Balances at December 31, 2014	2,720,766	$272	$16,000	$41,077	$42,677	$(313)	$2,108	$101,821
Net income for year	—	—	—	—	8,457	—	—	8,457
Other comprehensive loss, net of tax	—	—	—	—	—	—	(983)	(983)
Common stock dividends declared ($1.12 per share)	—	—	—	—	(3,054)	—	—	(3,054)
Preferred stock dividends declared	—	—	—	—	(158)	—	—	(158)
Stock options exercised	9,450	1	—	182	—	—	—	183
Issuance of common stock for executives	1,000	—	—	29	—	—	—	29
Forfeiture of restricted common stock	(300)	—	—	(7)	—	7	—	—
Issuance of common stock for directors fees	2,660	—	—	81	—	—	—	81
Stock based compensation-restricted stock awards	—	—	—	2	—	196	—	198
Redemption of preferred stock	—	—	(16,000)	—	—	—	—	(16,000)
Balances at December 31, 2015	2,733,576	$273	$—	$41,364	$47,922	$(110)	$1,125	$90,574
Net income for year	—	—	—	—	6,685	—	—	6,685
Other comprehensive loss, net of tax	—	—	—	—	—	—	(648)	(648)
Common stock dividends declared ($1.12 per share)	—	—	—	—	(3,086)	—	—	(3,086)
Stock options exercised	4,050	—	—	87	—	—	—	87
Issuance of restricted common stock	15,800	2	—	464	—	(466)	—	—
Forfeiture of restricted common stock	(100)	—	—	(3)	—	3	—	—
Issuance of common stock for directors fees	4,760	1	—	140	—	—	—	141
Stock based compensation-restricted stock awards	—	—	—	—	—	221	—	221
Tax benefit from stock compensation	—	—	—	33	—	—	—	33
Balances at December 31, 2016	2,758,086	$276	$—	$42,085	$51,521	$(352)	$477	$94,007
Net income for year	—	—	—	—	6,256	—	—	6,256
Other comprehensive loss, net of tax	—	—	—	—	—	—	(298)	(298)
Common stock dividends declared ($1.12 per share)	—	—	—	—	(3,113)	—	—	(3,113)
Stock options exercised	12,150	1	—	315	—	—	—	316
Issuance of restricted common stock	11,800	2	—	462	—	(464)	—	—
Forfeiture of restricted common stock	(900)	—	—	(28)	—	28	—	—
Issuance of common stock for directors fees	2,056	—	—	81	—	—	—	81
Issuance of directors restricted stock awards	2,024	—	—	83	—	(83)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	—	265	—	265
Balances at December 31, 2017	$2,785,216	$279	$—	$42,998	$54,664	$(606)	$179	$97,514

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2017	2016	2015
Operating Activities
Net income	$6,256	$6,685	$8,457
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	145	241	240
Bank premises and equipment	1,441	1,181	1,234
Core deposit intangible	533	601	652
Modification fees on Federal Home Loan Bank of Boston advances	234	230	—
Subordinated debt issuance costs	23	24	—
Mortgage servicing rights	169	242	356
Fair value adjustment on loans	(1,207)	(1,784)	(2,725)
Fair value adjustment on deposits	(78)	(121)	(417)
(Gains) and losses, including write-downs
Gain on sales and calls of securities available-for-sale, net	(178)	(584)	(192)
Gain on sales of loans, excluding capitalized servicing rights	(95)	(171)	(125)
Loss on other real estate owned	1,717	435	81
Loss on sale/disposals of premises and equipment	1	13	45
Provision for loan losses	1,020	1,835	917
Proceeds from loans sold	5,440	10,505	8,549
Loans originated for sale	(6,014)	(9,571)	(8,619)
(Increase) decrease in deferred loan origination fees and costs, net	(42)	(58)	14
Mortgage servicing rights originated	(63)	(95)	(148)
(Decrease) increase in mortgage servicing rights impairment reserve	(23)	20	3
(Increase) decrease in interest receivable	(229)	(117)	27
Deferred tax expense	888	957	945
Decrease (increase) in prepaid expenses	123	(296)	(295)
Increase in cash surrender value of life insurance policies	(343)	(353)	(371)
Increase in income tax receivable	(173)	(178)	(512)
Decrease in income taxes payable	—	—	(86)
Decrease (increase) in other assets	790	(242)	(103)
(Decrease) increase in accrued expenses	(643)	660	(155)
Increase (decrease) in interest payable	10	(60)	(16)
Increase in other liabilities	240	1,086	107
Stock based compensation-restricted stock awards	265	221	227
Tax benefit from stock compensation	—	(33)	—
Net cash provided by operating activities	10,207	11,273	8,090
Investing Activities
(Purchase) redemption of Federal Home Loan Bank of Boston stock	(602)	(35)	339
Purchases of securities available-for-sale	(36,654)	(56,229)	(16,373)
Proceeds from sales of securities available-for-sale	199	4,865	3,861
Proceeds from calls of securities available-for-sale	16,141	14,221	10,925
Proceeds from maturities of securities available-for-sale	20,427	33,574	14,668
Loan originations and principal collections, net	(32,536)	(69,240)	(24,481)
Recoveries of loans previously charged off	600	126	653
Proceeds from sales of other real estate owned	2,080	—	855
Capital expenditures	(1,954)	(1,285)	(779)
Net cash and cash equivalents acquired in branch acquisition	22,396	—	—
Net cash (utilized) by investing activities	(9,903)	(74,003)	(10,332)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2017	2016	2015
Financing Activities
Increase in deposit transaction accounts, net	7,578	33,946	56,023
Decrease in time deposits, net	(5,208)	(6,588)	(16,499)
(Decrease) increase in securities sold under agreements to repurchase, net	(3,867)	1,621	(249)
Short-term Federal Home Loan Bank of Boston advances	17,000	10,000	—
Payments made on long-term Federal Home Loan Bank of Boston advances	—	—	(791)
Principal payments on Federal Home Loan Bank of Boston advances	—	(21)	—
Modification fees on Federal Home Loan Bank of Boston advances	—	—	(1,043)
Principal payments on note payable	(31)	(32)	—
Decrease in capital lease obligation	(59)	(4)	(2)
Stock options exercised	316	87	183
Tax benefit from stock compensation	—	33	—
Issuance of shares for directors’ fees	81	141	81
Payoff of preferred stock	—	—	(16,000)
Issuance of subordinated debt, net of issuance costs	—	—	9,764
Common stock dividends paid	(3,113)	(3,086)	(3,054)
Series B preferred stock dividends paid	—	—	(158)
Net cash provided by financing activities	12,697	36,097	28,255
Net increase (decrease) in cash and cash equivalents	13,001	(26,633)	26,013
Cash and cash equivalents, beginning of year	35,485	62,118	36,105
Cash and cash equivalents, end of year	$48,486	$35,485	$62,118
Cash paid during year
Interest	$4,049	$3,777	$3,460
Income taxes	2,291	1,238	3,216
Non-cash transfers
From other real estate owned to loans	—	—	167
Note payable to finance building purchase	—	—	376
From loans to other real estate owned	743	4,955	101
From other real estate owned to other assets	—	747	—
Empire State Bank branch acquisition 2017
Cash and cash equivalents acquired	$22,396	—	—
Net loans acquired	7,097	—	—
Fixed assets acquired	1,491	—	—
Accrued interest receivable acquired	12	—	—
Other assets acquired	20	—	—
Core deposit intangible	633	—	—
Goodwill	1,263	—	—
Deposits assumed	31,433	—	—
Capital lease assumed	1,476	—	—
Other liabilities assumed	3	—	—

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) is the bank holding company for Salisbury Bank (the “Bank”), a State chartered commercial bank. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through fourteen full-service offices located in Litchfield, Berkshire and Dutchess, Orange and Ulster Counties in Connecticut, Massachusetts and New York, respectively.

Principles of Consolidation

The consolidated financial statements include those of Salisbury and its subsidiary after elimination of all inter-company accounts and transactions.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, expected cash flows from loans acquired in a business combination, other-than-temporary impairment of securities and impairment of goodwill and intangibles.

Certain reclassifications have been made to the 2016 and 2015 consolidated financial statements to make them consistent with the 2017 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks. Due to the nature of cash and cash equivalents, Salisbury estimated that the carrying amount of such instruments approximated fair value. The nature of the Bank’s business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions. At December 31, 2017 and December 31, 2016, Salisbury maintained cash reserves of $25 million and $21 million, respectively consistent with FRB requirements.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2017. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity lines of credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management’s general loss allocation factors are based on a rolling five-year annual historical loss rate for each loan segment adjusted for qualitative factors and specific risk ratings. Qualitative factors include levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017.

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

Commercial real estate - Loans in this segment are primarily owner-occupied businesses or income-producing investment properties throughout Salisbury’s market area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by decreased sales or increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. For commercial loans management annually obtains business and personal financial statements, tax returns, and, where applicable, rent rolls, and continually monitors the repayment of these loans.

Construction loans - Loans in this segment are primarily residential construction loans which typically roll into a permanent residential mortgage loan when construction is completed, or commercial construction which consist primarily of owner occupied commercial construction projects.

Commercial and industrial loans - Loans in this segment are made to businesses and are generally secured by assets of the business, including equipment and/or inventory. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased retail or wholesale spending, has an effect on the credit quality in this segment.

Farm – Loans in this segment are made to independent agricultural businesses and may be affected by adverse weather conditions or weak commodity prices.

Vacant land – Loans in this segment are primarily dependent on the credit quality of the individual borrowers. Loan-to-value ratios for loans with vacant land for collateral are more conservative than for commercial or residential real estate loans.

Municipal loans – Loans in this segment are extensions of credit to municipal and other governmental entities throughout Salisbury’s market area. The bank-qualified, tax-exempt loans are backed by the full faith and credit of the borrowing entity with taxing or appropriating authority, as appropriate. Maturities range from one year for bond anticipation notes to twenty years for long-term project finance. The ability of the borrower to pay may be affected by an economic downturn resulting in a severe reduction in tax or other revenues coupled with the depletion of an entity’s reserve liquidity. Historical default rates for bank-qualified (small issuer) general obligation municipal credit facilities are 0% since the asset class was created in 1986.

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

Mortgage Servicing Rights

As part of our growth and risk management strategy, we from time to time will sell whole loans. These are typically fixed rate residential loans. Our ability to sell whole loans benefits the bank by freeing up capital and funding to lend to new customers. Additionally, we typically earn a gain on the sale of loans sold and receive a servicing fee while maintaining the customer relationship. Mortgage Servicing Rights (“MSRs”), which the bank evaluates with the assistance of a third party on a quarterly basis, are included in other assets on the consolidated balance sheets and are accounted for under the amortization method. Under that method mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the period of net servicing revenues.

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

As of December 31, 2017 and 2016, the recorded investment in residential mortgage loans collateralized by residential real estate that were in the process of foreclosure was $1.1 million and $2.1 million, respectively.

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

Bank Premises and Equipment

Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the related leases. Guidelines for expected useful life are as follows:

•	Buildings/Improvements – 39 years
•	Land Improvements – 15 years
•	Furniture and Fixtures – 7 years
•	Computer Equipment – 5 years
•	Software – 3 years

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury’s intangible assets at December 31, 2017, and 2016, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319,000 arising from the 2007 purchase of a branch office in New York State, $2,723,000 arising from the acquisition of Riverside Bank in December 2014 and $1,263,000 from the purchase of an additional branch office in New York in 2017. See Note 8.

On an annual basis, management assesses intangible assets for impairment, and for the year ending December 31, 2017, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Stock Based Compensation

Stock based compensation expense is recognized, based on the fair value at the date of grant on a straight line basis over the period of time between the grant date and vesting date.

Advertising Expense

Advertising costs of $613,000 and $508,000 in 2017 and 2016, respectively, are expensed as incurred and not capitalized.

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

Recent Accounting Pronouncements

In May 2014, August 2015, May 2016, and December 2016, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, 2015-14, 2016-12, and 2016-20, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016). The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but rather affect only certain narrow aspects aimed to reduce the potential for diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in ASU 2016-20 include technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. Salisbury engaged an outside consulting firm to help management assess if the implementation of Topic 606 would have a material impact on its consolidated financial statements. A significant portion of Salisbury’s revenue is outside the scope of Topic 606. For the portion of revenue within scope, management has identified three revenue streams for review: deposit-related fees, interchange fees and wealth management fees. The contracts associated with these revenue streams have been evaluated to determine if changes to Salisbury’s revenue recognition policies are required. As a result of this review management has determined that its revenue recognition policies conform to Topic 606 and that no changes will be required to Salisbury’s consolidated financial statements when the ASU is implemented in 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Salisbury does not expect ASU 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Salisbury does not expect ASU 2016-02 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Salisbury has opted to recognize forfeitures as they occur as the impact is not expected to be material. Salisbury adopted ASU 2016-09 as of January 1, 2017. Adoption contributed a $105 thousand benefit to the tax provision in the second quarter 2017 and did not have a material effect on the financial results for the twelve month period ended December 31, 2017.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU is intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set of inputs, processes, and outputs is not a business. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities should apply the guidance prospectively on or after the effective date. ASU 2017-01 is not expected to have a material impact on Salisbury’s Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU will provide clarity in the accounting guidance regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Entities should apply the guidance prospectively to an award modified on or after the adoption date. ASU 2017-09 is not expected to have a material impact on Salisbury’s Consolidated Financial Statements.

NOTE 2 – MERGERS AND ACQUISITIONS

On December 5, 2014, the Company acquired Riverside Bank. Riverside Bank operated four banking offices serving Dutchess, Ulster and Orange Counties in New York, and was merged with and into the Bank.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30.

(In thousands)	2017	2016
Balance at beginning of period	$1,190	$1,901
Acquisitions	—	—
Accretion	(541)	(980)
Disposals	(405)	(342)
Reclassification from non-accretable to accretable	273	611
Balance at end of period	$517	$1,190

At December 31, 2017 and 2016, Salisbury ASC 310-30 loans had an outstanding balance totaling $4.2 million and $8.1 million, respectively. The carrying value as of December 31, 2017 and 2016 was $3.7 million and $7.1 million, respectively.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2017
Available-for-sale
Municipal bonds	$3,476	$11	$1	$3,486
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	45,983	152	267	45,868
Collateralized mortgage obligations
U.S. Government agencies	10,462	2	87	10,377
Non-agency	2,271	410	17	2,664
SBA bonds	12,278	9	20	12,267
CRA mutual funds	851	—	16	835
Corporate bonds	3,500	59	9	3,550
Total securities available-for-sale	$78,821	$643	$417	$79,047
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,813	$—	$—	$3,813

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2016
Available-for-sale
Municipal bonds	$15,800	$197	$1	$15,996
Mortgage-backed securities
U.S. Government agencies and U.S. Government-sponsored enterprises	53,407	229	335	53,301
Collateralized mortgage obligations
U.S. Government agencies	1,470	4	—	1,474
Non-agency	3,327	414	6	3,735
SBA bonds	2,056	9	1	2,064
CRA mutual funds	834	—	16	818
Corporate bonds	2,000	16	3	2,013
Preferred stock	7	215	—	222
Total securities available-for-sale	$78,901	$1,084	$362	$79,623
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,211	$—	$—	$3,211
(1)	Net of other-than-temporary impairment write-downs recognized in prior years.

Sales of securities available-for-sale and gross gains and gross losses realized are as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Proceeds	$199	$4,865	$3,861
Gains realized	192	569	180
Losses realized	(14)	—	(27)
Net gains realized	178	569	153
Income tax provision	61	193	52

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
Municipal bonds	$479	$1	$—	$—	$479	$1
Mortgage-backed securities	15,914	99	17,892	168	33,806	267
Collateralized mortgage obligations
U.S. Government Agencies	9,317	87	—	—	9,317	87
Non-agency	—	—	77	3	77	3
SBA bonds	8,519	20	—	—	8,519	20
CRA mutual funds	835	16	—	—	835	16
Corporate bonds	1,491	9	—	—	1,491	9
Total temporarily impaired securities	36,555	232	17,969	171	54,524	403
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	101	14	—	—	101	14
Total temporarily impaired and other-than-temporarily impaired securities	$36,656	$246	$17,969	$171	$54,625	$417

December 31, 2016 (in thousands)
Available-for-sale
Municipal bonds	$517	$1	$—	$—	$517	$1
Mortgage-backed securities	34,758	329	249	6	35,007	335
Collateralized mortgage obligations
Non-agency	60	—	339	5	399	5
SBA bonds	475	1	—	—	475	1
CRA mutual funds	818	16	—	—	818	16
Corporate bonds	498	3	—	—	498	3
Total temporarily impaired securities	37,126	350	588	11	37,714	361
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	174	1	—	—	174	1
Total temporarily impaired and other-than-temporarily impaired securities	$37,300	$351	$588	$11	$37,888	$362

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

December 31, 2017 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
Municipal bonds	Within 1 year	$353	$353	6.17%
	After 1 year but within 5 years	439	440	5.03%
	After 10 years but within 15 years	1,494	1,500	7.15%
	After 15 years	1,190	1,193	7.13%
	Total	3,476	3,486	6.78%
Mortgage backed securities	U.S. Government Agency and U.S. Government-sponsored enterprises	45,983	45,868	2.33%
Collateralized mortgage obligations	U.S. Government Agency and U.S. Government-sponsored enterprises	10,462	10,377	2.76%
	Non-agency	2,271	2,664	3.97%
SBA bonds		12,278	12,267	2.99%
CRA mutual funds		851	835	2.17%
Corporate bonds	After 5 years but within 10 years	3,500	3,550	5.57%
Securities available-for-sale		$78,821	$79,047	2.87%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2017.

U.S. Government agency mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Twenty-eight securities had unrealized losses at December 31, 2017, which approximated 0.82% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Eight securities had unrealized losses at December 31, 2017, which approximated 0.24% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2017.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Six securities had unrealized losses at December 31, 2017, which approximated 0.11% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2017.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Two securities had unrealized losses at December 31, 2017, which approximated 0.58% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore management does not consider these investments to be other-than temporarily impaired at December 31, 2017.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at December 31, 2017, to assess whether any of the securities were OTTI. Two securities had unrealized losses at December 31, 2017, which approximated 8.66% of their amortized cost. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the other non-agency CMO securities not to have additional OTTI and all other CMO securities not to be OTTI as of December 31, 2017. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

CRA mutual funds consist of an investment in a fixed income mutual fund. One security had unrealized losses at December 31, 2017, which approximated 1.88% of its amortized cost. Salisbury evaluated the near-term prospects of this fund in relation to the severity and duration of the impairment.  Based on that evaluation, Salisbury does not consider this investment to be OTTI at December 31, 2017.

NOTE 4 - LOANS

Change in Presentation of Loan Balances and Related Credit Metrics

As a result of Salisbury’s acquisition of Riverside Bank in 2014, Salisbury previously disclosed the loan balances, the allowance for loan and lease losses and the credit quality metrics for the acquired loans separately from its business activities loans. As the acquired loan portfolio has become a smaller percentage of Salisbury’s overall loan portfolio, all loan balances and the related credit metrics, including those for prior periods, are presented on a consolidated basis.

The composition of loans receivable and loans held-for-sale is as follows:

December 31,	2017	2016

(in thousands)	Total Loans	Total Loans

Residential 1-4 family	$317,639	$301,128
Residential 5+ multifamily	18,108	13,625
Construction of residential 1-4 family	11,197	10,951
Home equity lines of credit	33,771	35,487
Residential real estate	380,715	361,191
Commercial	249,311	235,482
Construction of commercial	9,988	5,398
Commercial real estate	259,299	240,880
Farm land	4,274	3,914
Vacant land	7,883	6,600
Real estate secured	652,171	612,585
Commercial and industrial	132,731	141,473
Municipal	17,494	8,626
Consumer	4,794	5,380
Loans receivable, gross	807,190	768,064
Deferred loan origination fees and costs, net	1,289	1,247
Allowance for loan losses	(6,776)	(6,127)
Loans receivable, net	$801,703	$763,184
Loans held-for-sale
Residential 1-4 family	$669	$—

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

At December 31, 2017 and 2016, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $57.2 million and $59.8 million, respectively. During 2017, Salisbury sold 50% of its interest in 1 commercial construction loan with a commitment of $5.9 million. No funds were drawn against this commitment as of December 31, 2017. Additionally, Salisbury purchased a participant share in 36 loans with outstanding balances of $18.5 million.

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in northwestern Connecticut, New York and Massachusetts towns, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, installment loans, and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

Credit Quality

Salisbury uses credit risk ratings as part of its determination of the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Residential 1-4 family	$307,240	$6,452	$3,947	$—	$—	$317,639
Residential 5+ multifamily	16,129	957	1,022	—	—	18,108
Construction of residential 1-4 family	11,197	—	—	—	—	11,197
Home equity lines of credit	32,891	710	170	—	—	33,771
Residential real estate	367,457	8,119	5,139	—	—	380,715
Commercial	232,492	4,456	12,363	—	—	249,311
Construction of commercial	9,622	—	366	—	—	9,988
Commercial real estate	242,114	4,456	12,729	—	—	259,299
Farm land	4,024	—	250	—	—	4,274
Vacant land	7,806	77	—	—	—	7,883
Real estate secured	621,401	12,652	18,118	—	—	652,171
Commercial and industrial	129,219	2,536	976	—	—	132,731
Municipal	17,494	—	—	—	—	17,494
Consumer	4,744	50	—	—	—	4,794
Loans receivable, gross	$772,858	$15,238	$19,094	$—	$—	$807,190

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Residential 1-4 family	$291,928	$6,279	$2,832	$89	$—	$301,128
Residential 5+ multifamily	11,556	1,906	163	—	—	13,625
Construction of residential 1-4 family	10,951	—	—	—	—	10,951
Home equity lines of credit	34,299	512	676	—	—	35,487
Residential real estate	348,734	8,697	3,671	89	—	361,191
Commercial	215,856	7,818	11,808	—	—	235,482
Construction of commercial	5,025	—	373	—	—	5,398
Commercial real estate	220,881	7,818	12,181	—	—	240,880
Farm land	2,912	—	1,002	—	—	3,914
Vacant land	6,513	87	—	—	—	6,600
Real estate secured	579,040	16,602	16,854	89	—	612,585
Commercial and industrial	137,914	2,894	665	—	—	141,473
Municipal	8,626	—	—	—	—	8,626
Consumer	5,353	27	—	—	—	5,380
Loans receivable, gross	$730,933	$19,523	$17,519	$89	$—	$768,064

The composition of loans receivable by delinquency status is as follows:

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2017
Residential 1-4 family	$314,798	$1,410	$165	$156	$1,110	$2,841	$—	$2,045
Residential 5+ multifamily	18,108	—	—	—	—	—	—	151
Construction of residential 1-4 family	11,197	—	—	—	—	—	—	—
Home equity lines of credit	33,219	75	477	—	—	552	—	66
Residential real estate	377,322	1,485	642	156	1,110	3,393	—	2,262
Commercial	244,869	1,888	758	—	1,796	4,442	—	3,364
Construction of commercial	9,730	—	—	—	258	258	—	258
Commercial real estate	254,599	1,888	758	—	2,054	4,700	—	3,622
Farm land	4,032	242	—	—	—	242	—	250
Vacant land	7,883	—	—	—	—	—	—	—
Real estate secured	643,836	3,615	1400	156	3,164	8,335	—	6,134
Commercial and industrial	131,991	131	218	391	—	740	31	470
Municipal	17,494	—	—	—	—	—	—	—
Consumer	4,752	34	8	—	—	42	—	—
Loans receivable, gross	$798,073	$3,780	$1,626	$547	$3,164	$9,117	$31	$6,604

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2016
Residential 1-4 family	$297,895	$1,305	$213	$327	$1,388	$3,233	$236	$1,920
Residential 5+ multifamily	13,625	—	—	—	—	—	—	163
Construction of residential 1-4 family	10,951	—	—	—	—	—	—	—
Home equity lines of credit	35,190	155	88	—	54	297	—	519
Residential real estate	357,661	1,460	301	327	1,442	3,530	236	2,602
Commercial	229,376	1,213	250	2,139	2,504	6,106	—	4,643
Construction of commercial	5,140	—	—	—	258	258	—	258
Commercial real estate	234,516	1,213	250	2,139	2,762	6,364	—	4,901
Farm land	2,402	789	—	—	723	1,512	—	1,002
Vacant land	6,575	25	—	—	—	25	—	—
Real estate secured	601,154	3,487	551	2,466	4,927	11,431	236	8,505
Commercial and industrial	140,623	565	239	46	—	850	20	27
Municipal	8,626	—	—	—	—	—	—	—
Consumer	5,336	26	15	3	—	44	—	4
Loans receivable, gross	$755,739	$4,078	$805	$2,515	$4,927	$12,325	$256	$8,536

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the periods are as follows:

Business Activities Loans	December 31, 2017			December 31, 2016
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$222	$222	5	$772	$772
Land	—	—	—	—	—	—
Commercial real estate	1	600	600	2	2,123	2,123
Construction of commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial and industrial	2	182	182	—	—	—
HELOC	—	—	—	—	—	—
Troubled debt restructurings	4	$1,004	$1,004	7	$2,895	$2,895
Rate reduction and term extension	3	$404	$404	2	$262	$262
Debt consolidation and term extension	—	—	—	1	260	260
Debt Consolidation	—	—	—	1	1,863	1,863
Term extension	1	600	600	3	510	510
Troubled debt restructurings	4	$1,004	$1,004	7	$2,895	$2,895

Four loans were restructured during 2017. No concessions have been made with respect to loans that subsequently defaulted in the current reporting period. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2017		For the twelve months ending December 31, 2016
Troubled Debt Restructurings
Residential 1-4 family	—	—	1	52
Residential 5+ multifamily	—	—	1	163
Commercial real estate	—	—	1	1,793
Total	—	—	3	2,008

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

December 31, (in thousands)	2017	2016
Non-accrual loans, excluding troubled debt restructured loans	$5,450	$6,274
Non-accrual troubled debt restructured loans	1,154	2,262
Accruing troubled debt restructured loans	7,482	7,798
Total impaired loans	$14,086	$16,334
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31, 2017					December 31, 2016
(In thousands)	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential 1-4 family	$1,926	$100	$(197)	$33	$1,862	$2,132	$475	$(706)	$25	$1,926
Residential 5+ multifamily	62	93	—	—	155	33	32	(3)	—	62
Construction of residential 1-4 family	91	(16)	—	—	75	37	54	—	—	91
Home equity lines of credit	348	(115)	(4)	7	236	354	37	(47)	4	348
Residential real estate	2,427	62	(201)	40	2,328	2,556	598	(756)	29	2,427
Commercial	1,920	836	(453)	244	2,547	1,507	597	(187)	3	1,920
Construction of commercial	38	42	—	—	80	92	(54)	—	—	38
Commercial real estate	1,958	878	(453)	244	2,627	1,599	543	(187)	3	1,958
Farm land	28	45	(43)	2	32	37	15	(24)	—	28
Vacant land	170	(2)	(36)	—	132	152	82	(64)	—	170
Real estate secured	4,583	983	(733)	286	5,119	4,344	1,238	(1,031)	32	4,583
Commercial and industrial	1,079	(229)	(162)	296	984	705	754	(452)	72	1,079
Municipal	53	(23)	—	—	30	61	(8)	—	—	53
Consumer	75	63	(76)	18	80	124	(4)	(67)	22	75
Unallocated	337	226	—	—	563	482	(145)	—	—	337
Totals	$6,127	$1,020	$(971)	$600	$6,776	$5,716	$1,835	$(1,550)	$126	$6,127

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2017
Residential 1-4 family	$312,456	$1,759	$5,183	$103	$317,639	$1,862
Residential 5+ multifamily	16,361	154	1,747	1	18,108	155
Construction of residential 1-4 family	11,197	75	—	—	11,197	75
Home equity lines of credit	33,658	235	113	1	33,771	236
Residential real estate	373,672	2,223	7,043	105	380,715	2,328
Commercial	243,602	2,432	5,709	115	249,311	2,547
Construction of commercial	9,622	80	366	—	9,988	80
Commercial real estate	253,224	2,512	6,075	115	259,299	2,627
Farm land	4,024	32	250	—	4,274	32
Vacant land	7,684	129	199	3	7,883	132
Real estate secured	638,604	4,896	13,567	223	652,171	5,119
Commercial and industrial	132,212	952	519	32	132,731	984
Municipal	17,494	30	—	—	17,494	30
Consumer	4,794	80	—	—	4,794	80
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2016
Residential 1-4 family	$295,998	$1,797	$5,130	$129	$301,128	$1,926
Residential 5+ multifamily	11,802	56	1,823	6	13,625	62
Construction of residential 1-4 family	10,951	91	—	—	10,951	91
Home equity lines of credit	34,854	326	633	22	35,487	348
Residential real estate	353,605	2,270	7,586	157	361,191	2,427
Commercial	228,406	1,668	7,076	251	235,482	1,919
Construction of commercial	5,025	39	373	—	5,398	39
Commercial real estate	233,431	1,707	7,449	251	240,880	1,958
Farm land	2,912	28	1,002	—	3,914	28
Vacant land	6,390	166	210	4	6,600	170
Real estate secured	596,338	4,171	16,247	412	612,585	4,583
Commercial and industrial	141,389	1,079	84	0	141,473	1,079
Municipal	8,626	53	—	—	8,626	53
Consumer	5,377	75	3	—	5,380	75
Unallocated allowance	—	337	—	—	—	337
Totals	$751,730	$5,715	$16,334	$412	$768,064	$6,127

1 Includes ASC 310-30 loans and allowance of $2.4 million and $92,000, respectively for 2017 and $4.2 million and $79,000, respectively for 2016.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

December 31, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$783,206	$5,619	$—	$—	$783,206	$5,619
Potential problem loans [1]	9,898	339	—	—	9,898	339
Impaired loans	—	—	14,086	255	14,086	255
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

December 31, 2016 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$744,455	$5,117	$—	$—	$744,455	$5,117
Potential problem loans [1]	7,275	261	—	—	7,275	261
Impaired loans	—	—	16,334	412	16,334	412
Unallocated allowance	—	337	—	—	—	337
Totals	$751,730	$5,715	$16,334	$412	$768,064	$6,127

1 Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2017
Residential	$3,532	$3,651	$3,376	$104	$109	$3,398	$4,279	$3,597	$119
Home equity lines of credit	47	47	79	1	2	66	117	155	—
Residential real estate	3,579	3,698	3,455	105	111	3,464	4,396	3,752	119
Commercial	2,336	2,563	2,688	115	102	3,373	4,567	3,699	305
Construction of commercial	108	114	59	—	7	258	274	310	—
Farm land	—	—	—	—	—	250	450	869	—
Vacant land	44	44	45	3	3	155	179	159	11
Real estate secured	6,067	6,419	6,247	223	223	7,500	9,866	8,789	435
Commercial and industrial	110	117	59	32	—	409	502	181	15
Consumer	—	—	—	—	—	—	6	1	—
Totals	$6,177	$6,536	$6,306	$255	$223	$7,909	$10,374	$8,971	$450

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2016
Residential	$3,516	$3,684	$6,411	$135	$88	$3,437	$4,031	$3,060	$94
Home equity lines of credit	406	435	462	22	2	227	277	331	3
Residential real estate	3,922	4,119	6,873	157	90	3,664	4,308	3,391	97
Commercial	4,275	4,932	4,072	251	48	2801	3518	3046	80
Construction of commercial	—	—	56	—	—	373	393	321	8
Farm land	—	—	394	—	—	1,002	1,140	622	—
Vacant land	46	46	1,786	4	3	164	189	195	12
Real estate secured	8,243	9,097	13,181	412	141	8,004	9,548	7,575	197
Commercial and industrial	—	—	108	—	—	84	130	220	3
Consumer	—	—	—	—	—	3	16	7	—
Totals	$8,243	$9,097	$13,289	$412	$141	$8,091	$9,694	$7,802	$200

NOTE 5 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2017	2016
Residential mortgage loans serviced for others	$117,538	$125,243
Fair value of mortgage servicing rights	1,010	902

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Mortgage Servicing Rights
Balance, beginning of period	$339	$486	$694
Originated	63	95	148
Amortization (1)	(169)	(242)	(356)
Balance, end of period	233	339	486
Valuation Allowance
Balance, beginning of period	(23)	(3)	—
Decrease (increase) in impairment reserve (1)	23	(20)	(3)
Balance, end of period	—	(23)	(3)
Mortgage servicing rights, net	$233	$316	$483
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2017	2016
Securities available-for-sale (at fair value)	$67,377	$63,833
Loans receivable (at book value)	204,354	137,117
Total pledged assets	$271,731	$200,950

At December 31, 2017, securities were pledged as follows: $62.6 million to secure public deposits, $4.7 million to secure repurchase agreements and $0.1 million to secure FHLBB and FRB advances. Additionally, loans receivable are pledged to secure FHLBB advances and credit facilities.

NOTE 7 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2017	2016
Land	$2,593	$2,593
Buildings and improvements	11,679	11,641
Leasehold improvements	1,690	1,697
Capital lease	1,900	425
Furniture, fixtures, equipment and software	8,312	6,823
Fixed assets in process	1,119	708
Total cost	27,293	23,887
Accumulated depreciation and amortization	(10,892)	(9,489)
Bank premises and equipment, net	$16,401	$14,398

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Goodwill (1)
Balance, beginning of period	$12,552	$12,552	$12,552
Additions	1,263	—	—
Impairment	—	—	—
Balance, end of period	$13,815	$12,552	$12,552
Core Deposit Intangibles
Cost, beginning of period	$5,248	$5,248	$5,248
New York branch purchase	633	—	—
Impairment	—	—	—
Cost, end of period	5,881	5,248	5,248
Amortization, beginning of period	(3,511)	(2,910)	(2,258)
Amortization	(533)	(601)	(652)
Amortization, end of period	(4,044)	(3,511)	(2,910)
Core deposit intangibles, net	$1,837	$1,737	$2,338
(1)	Not subject to amortization.

In June 2017, Salisbury acquired the New Paltz, New York branch of Empire State Bank, and assumed approximately $31.4 million in deposits and acquired approximately $7.1 million in loans. Salisbury realized goodwill in the amount of $1.26 million and a core deposit intangible of $633,000 as a result of the acquisition of the New Paltz branch.

Salisbury performed an evaluation of its goodwill and intangible assets as of December 31, 2017. There was no impairment recognized during 2017 or 2016.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years’ digits method. Estimated annual amortization expense of core deposit intangibles is as follows:

December 31, (in thousands)	CDI amortization
2018	$454
2019	388
2020	321
2021	255
2022	192
2023	128
2024	61
2025	25
2026	13

NOTE 9 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows:

December 31, (in thousands)	CD maturities
2018	$56,054
2019	29,130
2020	15,196
2021	11,191
2022	5,027
2023	233
Total	$116,831

The total amount and scheduled maturities of time certificates of deposit in denominations of $250,000 or more were as follows:

Years ended December 31, (in thousands)	2017	2016
Within three months	$1,605	$1,326
After three through six months	2,791	2,746
After six through twelve months	3,769	2,323
Over one year	6,596	7,199
Total	$14,761	$13,594

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (dollars in thousands)	2017	2016
Repurchase agreements, ending balance	$1,668	$5,535
Repurchase agreements, average balance during period	2,517	3,770
Book value of collateral	4,737	5,507
Market value of collateral	4,725	5,540
Weighted average rate during period	0.20%	0.16%
Weighted average maturity	1 day	1 day

NOTE 11 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2017		December 31, 2016
Years ended December 31, (dollars in thousands)	Total (1)	Rate (2)	Total (1)	Rate (2)
Overnight	$—	—%	$10,000	0.80%
2017	—	—	—	—
2018	34,000	2.04	7,000	3.69
2019	—	—	—	—
2020	14,655	2.01	14,495	2.08
2021	5,767	2.30	5,693	2.39
Total	$54,422	2.06%	$37,188	2.09%
(1)	Net of modification costs
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $78.7 million and access to an unused FHLBB line of credit of $3.5 million at December 31, 2017. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

Two advances were modified during the third quarter 2015, and such modifications were accounted for in accordance with ASC 470-50. The modification extended $21 million in advances over a weighted average period of 39 months. No advances were modified during 2017 or 2016.

Subordinated Debentures:

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $500 thousand to certain of Salisbury’s related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. The notes are redeemable, without penalty, on or after December 15, 2020 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury’s payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

Subordinated debentures totaled $9.8 million at December 31, 2017, which includes $189 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.36%.

Notes Payable:

In October 2015, Salisbury entered into a private mortgage for $380,000 to purchase the Sharon branch property. The mortgage, which has an interest rate of 6%, will mature in September 2025. The outstanding mortgage balance at December 31, 2017 and December 31, 2016 was $313,000 and $344,000, respectively.

NOTE 12 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Federal	$1,831	$1,344	$2,186
State	195	288	432
Current provision	2,026	1,632	2,618
Federal	840	852	896
State	48	105	49
Deferred expense	888	957	945
Income tax provision	$2,914	$2,589	$3,563

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31, (in thousands)	2017	2016	2015
Income tax at statutory federal tax rate	34.00%	34.00%	34.00%
State tax, net of federal tax benefit	1.74	2.80	2.63
Tax exempt income and dividends received deduction	(7.00)	(9.07)	(7.38)
Remeasurement of net deferred tax assets	4.85	—	—
Other	(1.81)	0.19	0.39
Change in valuation allowance	—	—	—
Effective income tax rates	31.78%	27.92%	29.64%

The components of Salisbury's net deferred tax assets are as follows:

December 31, (dollars in thousands)	2017	2016
Allowance for loan losses	$1,499	$2,023
Interest on non-performing loans	210	362
Accrued deferred compensation	248	268
Post-retirement benefits	11	17
Other real estate owned write-downs	6	184
Restricted stock awards	77	62
Mark-to-market purchase accounting adjustments	122	513
Write-down of securities	154	588
Other	51	64
Gross deferred tax assets	2,378	4,081
Deferred loan costs, net	(312)	(457)
Goodwill and core deposit intangible asset	(534)	(848)
Accelerated depreciation	(752)	(1,048)
Mortgage servicing rights	(56)	(116)
Net unrealized holding gain on available-for-sale securities	(47)	(245)
Gross deferred tax liabilities	(1,701)	(2,714)
Net deferred tax asset	$677	$1,367

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. Salisbury remeasured its net deferred tax asset as of December 31, 2017 due to the enactment of the new U.S. tax law during the fourth quarter of 2017. This remeasurement resulted in a $445,000 increase in the tax provision for 2017 and a related reduction in the net deferred tax asset.

In accordance with Connecticut legislation, in 2004, Salisbury formed a Passive Investment Company (“PIC”), SBT Mortgage Service Corporation. Salisbury does not expect to pay Connecticut state income tax in the foreseeable future unless there is a change in Connecticut law.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2017 and 2016, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through December 31, 2017.

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of December 31, 2017, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
Salisbury	$98,920	12.94%	$61,154	8.0%	n/a	n/a
Bank	95,810	12.54	61,130	8.0	$76,413	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	45,865	6.0	n/a	n/a
Bank	88,924	11.64	45,848	6.0	61,130	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	34,399	4.5	n/a	n/a
Bank	88,924	11.64	34,386	4.5	49,668	6.5
Tier 1 Capital (to average assets)
Salisbury	82,034	8.53	38,461	4.0	n/a	n/a
Bank	88,924	9.25	38,461	4.0	48,076	5.0
December 31, 2016
Total Capital (to risk-weighted assets)
Salisbury	$96,166	13.26%	$57,997	8.0%	n/a	n/a
Bank	93,690	12.92	57,996	8.0	$72,495	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	43,498	6.0	n/a	n/a
Bank	87,392	12.05	43,497	6.0	57,996	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	79,868	11.02	32,623	4.5	n/a	n/a
Bank	87,392	12.05	32,623	4.5	47,122	6.5
Tier 1 Capital (to average assets)
Salisbury	79,868	8.69	37,282	4.0	n/a	n/a
Bank	87,392	9.51	36,762	4.0	45,953	5.0

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

NOTE 14 –OTHER BENEFITS

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

Salisbury’s 401(k) Plan contribution expense for 2017, 2016 and 2015 was $821,000, $832,000 and $679,000, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $132,000, $173,000, and $323,000 in 2017, 2016, and 2015, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $966,000 and $849,000 at December 31, 2017, and 2016, respectively. Expense under this arrangement was $117,000 for 2017, $74,000 for 2016, and $91,000 for 2015.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $48,000 and $68,000 at December 31, 2017, and 2016, respectively. The related expenses were immaterial for all periods presented.

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen year period as described in the agreement. The related liability was $446,000 and $486,000 at December 31, 2017 and December 31, 2016, respectively. The related expenses were immaterial for all periods presented.

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

In 2017, 2016, and 2015, the Bank awarded eight (8), nine (9) and six (6) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $80,000 in 2017, $46,000 in 2016, and $39,000 in 2015. Based on the Executive’s date of retirement, the vesting schedule ranges from 12.5% per year to 100% per year.

Management Agreements: Salisbury or the Bank has entered into various management agreements with its named executive officers, including a severance agreement with Mr. Cantele, President and Chief Executive Officer, a change in control agreement with Mr. Albero, Executive Vice President and Chief Financial Officer, and an employment agreement with Mr. Davies, President of the New York Region and Chief Lending Officer. Such agreements are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury’s operations.

NOTE 15 - LONG TERM INCENTIVE PLANS

The Board of Directors adopted the 2011 Long Term Incentive Plan (the “Plan”) on March 25, 2011, and the shareholders approved the Plan at the 2011 Annual Meeting. The Plan was amended on January 18, 2013, January 29, 2016 and again on April 28, 2017. The purpose of the Plan is to assist Salisbury and the Bank in attracting, motivating, retaining and rewarding employees, officers and directors by enabling such persons to acquire or increase a proprietary interest in Salisbury in order to strengthen the mutuality of interests between such persons and our shareholders, and providing such persons with stock-based long-term performance incentives to expend their maximum efforts in the creation of shareholder value.

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

In 2017, 2016 and 2015 Salisbury granted a total of 13,824, 15,800 and 1,000 shares of restricted stock pursuant to its 2011 and 2017 LTIP to certain employees and Directors. The fair value of the stock at grant date was determined to be $547,000, $466,000 and $29,000, respectively. The stock will be vested three years from the grant date with the exception of the 2015 grant, which vested immediately.

The following table presents the amount of cumulatively granted restricted stock awards under the 2011 and 2017 Long-Term Incentive Plans:

Year Ended December 31	2017	Weighted Average Grant Price
Beginning of year	19,750	$28.97
Granted	13,824	39.57
Vested	(5,650)	27.62
Forfeited	(900)	30.56
End of year	27,024	$34.62

The fair value of the restricted shares that vested during 2017 and 2016 was $222,000 and $562,000, respectively. Compensation expense for restricted stock awards in 2017, 2016, and 2015 was $259,000 $215,000 and $222,000, respectively. Unrecognized compensation cost relating to the restricted stock awards was $606,000 and $352,000 as of December 31, 2017 and 2016, respectively. The remaining weighted average vesting period on restricted shares as of December 31, 2017, over which unrecognized compensation cost is expected to be recognized, is 1.98 years. In 2017, Salisbury recorded a $105,000 benefit to the tax provision for the adoption of ASU 2016-09 as discussed in NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The tax benefit associated with restricted stock awards, which was recognized in earnings for 2017, 2016 and 2015, was approximately $88,000, $73,000 and $75,000, respectively.

Additionally in 2017, 2016 and 2015 the Compensation Committee granted a total of 56,600, 47,470 and 48,894 Phantom Stock Appreciation Units (“PSUs” pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”) to certain employees, including the three Named Executive Officers. The units will vest on the third anniversary of the grant date. Salisbury’s compensation expense related to the PSUs was $135,000 and $178,000 for 2017 and 2016, respectively.

NOTE 16 – STOCK OPTIONS

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. The table below reflects the remaining outstanding options related to this transaction and presents a summary of the status of Salisbury's outstanding stock options as of and for the year ended December 31, 2017:

Year ended December 31, 2017	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	55,350	$22.86
Granted	—	—
Exercised	(12,150)	25.93
Forfeited or expired	(2,700)	25.93
End of period	40,500	$21.73	4.33	$928,000

All options are vested and exercisable at December 31, 2017. The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $156,000, $41,000 and $75,000, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2017	2016
Balance, beginning of period	$7,918	$8,120
Advances	508	831
Repayments	(775)	(1,033)
Balance, end of period	$7,651	$7,918

NOTE 18 – OTHER COMPREHENSIVE LOSS

The following table presents a reconciliation of the changes in the components of other comprehensive loss for the dates indicated, including the amount of income tax benefit allocated to each component of other comprehensive loss:

Years ended December 31, (in thousands)	2017	2016	2015
Other comprehensive loss
Net unrealized losses on securities available-for-sale	$(318)	$(399)	$(1,297)
Reclassification of net realized gains in net income(1)	(178)	(584)	(192)
Unrealized losses on securities available-for-sale	(496)	(983)	(1,489)
Income tax benefit (expense)	198	335	506
Unrealized (losses) gains on securities available-for-sale, net of tax	(298)	(648)	(983)
Other comprehensive loss	$(298)	$(648)	$(983)

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains on securities, net; the tax effect is included in the income tax provision; and the after tax amount is included in net income. The income tax expense related to reclassification of net realized gains was approximately $61,000, $199,000, and $67,000 in 2017, 2016 and 2015, respectively.

The components of accumulated other comprehensive income are as follows:

December 31, (dollars in thousands)	2017	2016
Unrealized gains on securities available-for-sale, net of tax	$179	$477
Accumulated other comprehensive income	$179	$477

NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

On December 31, 2015, the Bank selected a new provider for core account processing services and other miscellaneous services, and has completed its core systems conversion with the new provider in November of 2016. The agreement will continue until the eighth anniversary of the commencement date, which was November 10, 2016. In the event the Bank chooses to cancel the agreement prior to the end of the contract term, a lump sum termination fee will have to be paid. The fee shall consist of the total amount that would have been paid or reimbursed to the service provider during the remainder of the term of the agreement.

In December 2017, the Bank entered into a purchase and assumption agreement with Orange Bank & Trust Company, pursuant to which the Bank will acquire the Fishkill, New York branch of Orange Bank & Trust Company and certain related deposits, loans and other assets. The Bank has received regulatory approval from the CTDOB and the NYDFS and is awaiting approval from the FDIC for the transaction, which is expected to be completed during the second quarter of 2018.

The Bank leases facilities and equipment under operating leases that expire at various dates through 2024. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $361,000, $245,000 and $295,000 for 2017, 2016 and 2015, respectively.

Future minimum lease payments at December 31, 2017 are as follows:

Future minimum lease payments (in thousands)
2018	$381
2019	380
2020	390
2021	336
2022	199
2023	135
2024	129
$1,950

The leases for two Bank facilities are accounted for as capital leases. These leases expire in 2028 and 2029. The capital lease expiring in 2028 includes an option to terminate the lease in 2018. Salisbury is evaluating its alternatives for the capital lease expiring in 2018.The leases have varying renewal options, require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by the Bank. The following is a schedule by years of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2017.

Future minimum lease payments (in thousands)
2018	$214
2019	234
2020	234
2021	234
2022	234
Thereafter	1,424
Total minimum lease payments	2,574
Less amount representing interest	741
$1,833

Employment and Change in Control Agreements

Salisbury has entered into severance agreements with certain senior executives, including with one (1) named executive officer, Richard J. Cantele, Jr., which provide payouts ranging from 0.5 to 2.9 times base salary and other benefits. Salisbury has also entered into several change in control agreements including with named executive officers, Peter Albero, and an employment agreement with named executive officer John Davies, all of which provide a severance payment ranging from 0.5 to 2.0 times base salary and other benefits in the event employment is terminated in conjunction with a defined change in control.

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

The Actions involved a dispute over title to certain real property located in Westport, Connecticut, which was secured by a commercial mortgage in favor of the Bank on the Westport property. This mortgage was the subject of the Foreclosure Action brought by the Bank. The Court, in 2016, ruled in favor of the Bank as to the foreclosure action and as such brings this matter to a close. As a result of the foreclosure the Bank has taken ownership of the property and the carrying value is reflected in the OREO balance as of December 31, 2016. The Bank subsequently sold this property on December 28, 2017.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2017 and 2016, the maximum potential amount of the Bank’s obligation was $4,905,000 and $1,112,000, respectively, for financial, commercial and standby letters of credit.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (dollars in thousands)	2017	2016
Residential	$16,769	$6,150
Home equity lines of credit	29,031	26,491
Commercial	26,145	5,624
Land	64	116
Real estate secured	72,009	38,381
Commercial and industrial	63,942	56,178
Municipal	188	250
Consumer	1,574	1,464
Unadvanced portions of loans	137,713	96,273
Commitments to originate loans	28,222	30,428
Letters of credit	4,905	1,112
Total	$170,840	$127,813

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $110,000 and $81,000 as of December 31, 2017 and December 31, 2016, respectively.

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

GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1. Quoted prices in active markets for identical assets. Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•	Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.
76

•	Level 3. Significant unobservable inputs. Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2017.

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

Capital lease liability. The fair value represents the present value of future lease payments. The discount rate represents the FHLB advance rate that corresponds to the remaining lease term.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$3,486	$—	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	45,868	—	45,868
Collateralized mortgage obligations:
U.S. Government agencies	—	10,377	—	10,377
Non-agency	—	2,664	—	2,664
SBA bonds	—	12,267	—	12,267
CRA mutual funds	835	—	—	835
Corporate bonds	—	3,550	—	3,550
Securities available-for-sale	$835	$78,212	$—	$79,047
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	5,863	5,863
Other real estate owned	—	—	719	719
December 31, 2016
Assets at fair value on a recurring basis
Municipal bonds	$—	$15,996	$—	$15,996
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	53,301	—	53,301
Collateralized mortgage obligations:
U.S. Government agencies	—	1,474	—	1,474
Non-agency	—	3,735	—	3,735
SBA bonds	—	2,064	—	2,064
CRA mutual funds	818	—	—	818
Corporate bonds	—	2,013	—	2,013
Preferred stock	222	—	—	222
Securities available-for-sale	$1,040	$78,583	$—	$79,623
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	—	—	5,256	5,256
Other real estate owned	—	—	3,773	3,773

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and cash equivalents	$48,486	$48,486	$48,486	$—	$—
Securities available-for-sale	79,047	79,047	835	78,212	—
Federal Home Loan Bank stock	3,813	3,813	—	—	3,813
Loans held-for-sale	669	669	—	—	669
Loans receivable, net	801,703	816,451	—	—	816,451
Accrued interest receivable	2,665	2,665	—	—	2,665
Cash surrender value of life insurance	14,381	14,381	14,381	—	—
Financial Liabilities
Demand (non-interest-bearing)	$220,536	$220,536	$—	$—	$220,536
Demand (interest-bearing)	142,575	142,575	—	—	142,575
Money market	190,953	190,953	—	—	190,953
Savings and other	144,600	144,600	—	—	144,600
Certificates of deposit	116,831	115,290	—	—	115,290
Deposits	815,495	813,954	—	—	813,954
Repurchase agreements	1,668	1,668	—	—	1,668
FHLBB advances	54,422	54,918	—	—	54,918
Subordinated debt	9,811	10,313	—	—	10,313
Note payable	313	341	—	—	341
Capital lease liability	1,835	2,161	—	—	2,161
Accrued interest payable	99	99	—	—	99
December 31, 2016
Financial Assets
Cash and cash equivalents	$35,485	$35,485	$35,485	$—	$—
Securities available-for-sale	79,623	79,623	1,040	78,583	—
Federal Home Loan Bank stock	3,211	3,211	—	—	3,211
Loans receivable, net	763,184	774,442	—	—	774,442
Accrued interest receivable	2,424	2,424	—	—	2,424
Cash surrender value of life insurance	14,038	14,038	14,038	—	—
Financial Liabilities
Demand (non-interest-bearing)	$218,420	$218,420	$—	$—	$218,420
Demand (interest-bearing)	127,854	127,854	—	—	127,854
Money market	182,476	182,476	—	—	182,476
Savings and other	135,435	135,435	—	—	135,435
Certificates of deposit	117,585	118,610	—	—	118,610
Deposits	781,770	782,795	—	—	782,795
Repurchase agreements	5,535	5,535	—	—	5,535
FHLBB advances	37,188	38,440	—	—	38,440
Subordinated debt	9,788	10,378	—	—	10,378
Note payable	344	377	—	—	377
Capital lease liability	418	841	—	—	841
Accrued interest payable	89	89	—	—	89

NOTE 22 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2017	2016
Assets
Cash and due from banks	$2,519	$2,681
Investment in bank subsidiary	104,404	101,146
Other assets	430	11
Total Assets	$107,353	$103,838
Liabilities and Shareholders' Equity
Subordinated debt	$9,811	$9,788
Other liabilities	28	43
Shareholders' equity	97,514	94,007
Total Liabilities and Shareholders' Equity	$107,353	$103,838

Statements of Income Years ended December 31, (in thousands)	2017	2016	2015
Dividends from subsidiary	$3,691	$3,491	$2,743
Interest income	8	6	19
Interest expense	624	624	35
Non-interest expenses	530	337	511
Income before taxes and equity in undistributed net income of subsidiary	2,545	2,536	2,216
Income tax benefit	421	369	192
Income before equity in undistributed net income of subsidiary	2,966	2,905	2,408
Equity in undistributed net income of subsidiary	3,290	3,780	6,049
Net income	$6,256	$6,685	$8,457

Statements of Cash Flows Years ended December 31, (in thousands)	2017	2016	2015
Net income	$6,256	$6,685	$8,457
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(3,290)	(3,780)	(6,049)
Other	(410)	(13)	(275)
Net cash provided by operating activities	2,556	2,892	2,133
Investing Activities
Investment in bank	—	—	—
Maturities of interest-bearing time deposits of other banks	—	—	—
Net cash utilized by investing activities	—	—	—
Financing Activities
Common stock dividends paid	(3,113)	(3,086)	(3,054)
Preferred stock dividends paid	—	—	(158)
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	9,764
Redemption of preferred stock	—	—	(16,000)
Proceeds from issuance of common stock	395	263	491
Net cash (utilized) provided by financing activities	(2,718)	(2,823)	(8,957)
Net (decrease) increase in cash and cash equivalents	(162)	69	(6,824)
Cash and cash equivalents, beginning of period	2,681	2,612	9,436
Cash and cash equivalents, end of period	$2,519	$2,681	$2,612

NOTE 23 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2017	2016	2015
Net income	$6,256	$6,685	$8,457
Less: Preferred stock dividends declared	—	—	(158)
Net income applicable to common shareholders	6,256	6,685	8,299
Less: Undistributed earnings allocated to participating securities	(55)	(52)	(72)
Net income allocated to common stock	$6,201	$6,633	$8,227
Weighted average common shares issued	2,779	2,755	2,730
Less: Unvested restricted stock awards	(24)	(22)	(24)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,755	2,733	2,706
Add: Dilutive effect of stock options	19	16	17
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,774	2,749	2,723
Earnings per common share (basic)	$2.25	$2.43	$3.04
Earnings per common share (diluted)	$2.24	$2.41	$3.02

NOTE 24 – SUBSEQUENT EVENTS

Salisbury has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The Board of Directors of Salisbury declared a $0.28 per common share quarterly cash dividend at their January 26, 2018 meeting. The dividend was paid on February 23, 2018 to shareholders of record as of February 9, 2018.

On January 19, 2018, the Compensation Committee granted a total of 53,500 Phantom Stock Appreciation Units pursuant to its 2013 Phantom Stock Appreciation Unit and Long Term Incentive Plan, which was approved by shareholders at the 2011 Annual Meeting, including 20,000 units to three Named Executive Officers. Richard J. Cantele, Jr., President and Chief Executive Officer received 10,000 units, John Davies, President New York Region and Chief Lending Officer received 5,000 units and Peter Albero, Chief Financial Officer received 5,000 units. The units will vest on the third anniversary of the grant date.

On January 26, 2018, Salisbury has also entered into a change in control agreement with Peter Albero, Chief Financial Officer, which provides a severance payment of 1.0 times base salary and other benefits in the event employment is terminated in conjunction with a defined change in control.

NOTE 25 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2017 and 2016 is as follows:

Year ended December 31, 2017 (in thousands, except ratios and per share amounts)	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Statement of Income
Interest and dividend income	$8,785	$8,687	$8,882	$9,167
Interest expense	953	1,026	1,116	1,143
Net interest and dividend income	7,832	7,661	7,766	8,024
Provision (benefit) for loan losses	352	364	237	67
Gains on securities, net	—	(14)	—	192
Trust and Wealth Advisory	854	892	874	857
Service charges and fees	962	902	935	919
Gains on sales of mortgage loans, net	49	30	25	21
Mortgage servicing, net	45	31	104	75
Other	113	110	142	118
Non-interest income	2,023	1,951	2,080	2,182
Non-interest expense	7,306	6,751	7,220	8,052
Income before income taxes	2,197	2,497	2,389	2,087
Income tax provision	593	615	695	1,011
Net income	1,604	1,882	1,694	1,076
Net income allocated to common stock	1,594	1,866	1,677	1,064
Financial Condition
Total assets	939,549	974,806	979,469	986,984
Loans, net	764,665	771,850	784,136	801,703
Allowance for loan losses	6,285	6,493	6,494	6,776
Securities	80,359	84,468	88,546	82,860
Deposits	772,416	811,341	831,989	815,495
Repurchase agreements	2,350	2,126	4,529	1,668
FHLBB advances	52,745	47,302	27,364	54,422
Shareholders' equity	95,221	96,545	97,526	97,514
Non-performing assets	10,890	11,690	12,257	7,354
Per Common Share Data
Earnings, basic	$0.58	$0.68	$0.61	$0.39
Earnings, diluted	0.58	0.67	0.60	0.38
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	34.38	34.66	35.01	35.01
Market price: (a)
High	40.00	41.50	46.90	48.35
Low	37.30	38.50	40.40	44.00
Statistical Data
Net interest margin (fully tax equivalent)	3.69%	3.58%	3.50%	3.58%
Efficiency ratio (fully tax equivalent)	68.68	66.56	67.18	64.90
Return on average assets	0.70	0.77	0.69	0.43
Return on average shareholders' equity	6.83	7.82	6.89	4.38
Weighted average common shares outstanding, basic	2,749	2,757	2,757	2,757
Weighted average common shares outstanding, diluted	2,768	2,775	2,777	2,778
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $0.10 per share ("Common Stock") trades on the NASDAQ Capital Market under the symbol: SAL. As of March 1, 2018, there were approximately 2,340 shareholders of record of the Company’s Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2016 (in thousands, except ratios and per share amounts)	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Statement of Income
Interest and dividend income	$8,583	$8,522	$8,670	$8,679
Interest expense	919	955	983	992
Net interest and dividend income	7,664	7,567	7,687	7,687
Provision (benefit) for loan losses	463	525	344	503
Gains on securities, net	2	146	9	427
Trust and Wealth Advisory	784	884	849	821
Service charges and fees	702	753	822	856
Gains on sales of mortgage loans, net	39	57	55	78
Mortgage servicing, net	34	45	40	37
Other	114	116	113	108
Non-interest income	1,675	2,001	1,888	2,327
Non-interest expense	6,837	6,640	6,500	7,411
Income before income taxes	2,039	2,403	2,731	2,100
Income tax provision	527	669	812	580
Net income	1,512	1,734	1,919	1,520
Net income allocated to common stock	1,499	1,721	1,904	1,509
Financial Condition
Total assets	$891,804	$913,494	$928,445	$935,366
Loans, net	728,845	749,523	753,623	763,184
Allowance for loan losses	5,877	5,718	5,892	6,127
Securities	82,151	83,874	79,738	82,834
Deposits	755,658	754,471	786,730	781,770
Repurchase agreements	2,620	3,355	3,581	5,535
FHLBB advances	27,031	47,083	27,134	37,188
Shareholders' equity	91,402	92,584	93,554	94,007
Non-performing assets	16,829	14,579	14,496	12,565
Per Common Share Data
Earnings, basic	$0.55	$0.63	$0.70	$0.55
Earnings, diluted	0.55	0.63	0.69	0.55
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	27.84	28.28	28.63	28.90
Market price: (a)
High	34.43	32.75	32.52	38.15
Low	29.51	29.78	29.60	30.92
Statistical Data
Net interest margin (fully tax equivalent)	3.79%	3.71%	3.57%	3.45%
Efficiency ratio (fully tax equivalent)	69.28	66.51	64.13	67.08
Return on average assets	0.68	0.77	0.81	0.65
Return on average shareholders' equity	6.68	7.58	8.20	6.43
Weighted average common shares outstanding, basic	2,723	2,735	2,737	2,737
Weighted average common shares outstanding, diluted	2,741	2,749	2,751	2,755
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2017. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Salisbury and its subsidiary are responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, Salisbury’s principal executive and principal financial officers, or persons performing similar functions, and effected by Salisbury’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

i.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Salisbury;
ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of Salisbury are being made only in accordance with authorizations of management and directors of Salisbury; and
iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Salisbury’s assets that could have a material effect on the financial statements.

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2017 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears in Salisbury's Proxy Statement for the 2018 Annual Meeting of Shareholders, under the captions “Executive Officers;” “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2018 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury’s Proxy Statement for the 2018 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” “Directors and Nominees for Election for a Three Year Term” and “Director Independence” and “Executive Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2018 Annual Meeting of Shareholders, under the captions “Directors and Nominees for Election for a Three Year Term” and “Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2018 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Warrant to purchase Common Stock dated March 13, 2009. (incorporated by reference to Exhibit 4.1 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011). (Such Warrant was repurchased by Salisbury on November 2, 2011 and simultaneously cancelled. See Exhibit 10.8 below).

4.2	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed December 10, 2015).
10.1	Consulting and Non-Compete Agreement dated June 1, 2009 by and between Salisbury and John F. Perotti. (incorporated by reference to Exhibit 10.2 of Registrant’s 2010 Annual Report on Form 10-K filed March 31, 2011).
10.2	2001 Director’s Stock Retainer Plan (incorporated by reference to Exhibit 10.1 of Registrant’s 2001 Annual Report on Form 10-KSB/A filed May 8, 2002). (Such Plan expired in 2011 and was replaced by the 2011 Long Term Incentive Plan. See Exhibit 10.9 below).
10.3	Securities Purchase Agreement dated August 25, 2011 with the U.S. Treasury Department relating to the Small Business Lending Fund (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 25, 2011).
10.4	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.5	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.6	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.7	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.8	Change in Control Agreement with Donald E. White dated April 1, 2013 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed May 14, 2013).
10.9	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.10	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.11	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.12	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Form 10-K filed March 30, 2016).
10.13	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 30, 2016).
10.14	Employment Agreement with John M. Davies (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 30, 2016).
10.15	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 10, 2015). (incorporated by reference to Exhibit 10.15 of Form 10-K filed on March 30, 2016).
10.16	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 approved by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s proxy filed March 20, 2017.
10.17	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).
10.18	Change in Control Agreement with Peter Albero dated January 26, 2018.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules
No financial statement schedules are required to be filed as Exhibits pursuant to Item 15(c).

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.

Richard J. Cantele, Jr.,

President and Chief Executive Officer

March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ Polly Diane Hoe
Louis E. Allyn, II	Polly Diane Hoe
Director	Director
March 15, 2018	March 15, 2018

/s/ Charles M. Andola	/s/ Nancy F. Humphreys
Charles M. Andola	Nancy F. Humphreys
Director	Director
March 15, 2018	March 15, 2018

/s/ George E. Banta	/s/ Holly J. Nelson
George E. Banta	Holly J. Nelson
Director	Director
March 15, 2018	March 15, 2018

/s/ Arthur J. Bassin	/s/ John F. Perotti
Arthur J. Bassin	John F. Perotti
Director	Director
March 15, 2018	March 15, 2018

/s/ Richard J. Cantele, Jr.	/s/ Michael A. Varet
Richard J. Cantele, Jr.	Michael A. Varet
Director, President and Chief Executive Officer	Director, Chairman of the Board
March 15, 2018	March 15, 2018

/s/ David B. Farrell	/s/ Peter Albero
David B. Farrell	Peter Albero
Director	Chief Financial Officer
March 15, 2018	and Chief Accounting Officer
March 15, 2018
/s/ Michael D. Gordon
Michael D. Gordon
Director
March 15, 2018