Form 10-Q
period 2018-03-31
SALISBURY BANCORP INC
filed 2018-05-10
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 10, 2018 is 2,786,566.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and due from banks	$5,781	$9,357
Interest bearing demand deposits with other banks	39,198	39,129
Total cash and cash equivalents	44,979	48,486
Securities
Available-for-sale at fair value	79,906	78,212
CRA mutual fund	826	835
Federal Home Loan Bank of Boston stock at cost	4,146	3,813
Loans held-for-sale	—	669
Loans receivable, net (allowance for loan losses: $7,058 and $6,776)	830,370	801,703
Other real estate owned	667	719
Bank premises and equipment, net	18,197	16,401
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,164 and $4,043)	1,716	1,837
Accrued interest receivable	2,704	2,665
Cash surrender value of life insurance policies	14,462	14,381
Deferred taxes	905	677
Other assets	2,241	2,771
Total Assets	$1,014,934	$986,984
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$220,796	$220,536
Demand (interest bearing)	146,312	142,575
Money market	185,955	190,953
Savings and other	155,630	144,600
Certificates of deposit	123,144	116,831
Total deposits	831,837	815,495
Repurchase agreements	3,962	1,668
Federal Home Loan Bank of Boston advances	62,480	54,422
Subordinated debt	9,817	9,811
Note payable	305	313
Capital lease liability	3,179	1,835
Accrued interest and other liabilities	5,257	5,926
Total Liabilities	916,837	889,470
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,872,578 and 2,872,578
Outstanding: 2,786,566 and 2,785,216	279	279
Unearned compensation - restricted stock awards	(493)	(606)
Paid-in capital	43,040	42,998
Retained earnings	55,883	54,664
Accumulated other comprehensive (loss) income, net	(612)	179
Total Shareholders' Equity	98,097	97,514
Total Liabilities and Shareholders' Equity	$1,014,934	$986,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands except per share amounts)	2018	2017
Interest and dividend income
Interest and fees on loans	$8,649	$8,221
Interest on debt securities
Taxable	460	317
Tax exempt	32	164
Other interest and dividends	159	83
Total interest and dividend income	9,300	8,785
Interest expense
Deposits	777	515
Repurchase agreements	1	1
Capital lease	35	17
Note payable	5	2
Subordinated debt	156	156
Federal Home Loan Bank of Boston advances	332	262
Total interest expense	1,306	953
Net interest and dividend income	7,994	7,832
Provision for loan losses	326	352
Net interest and dividend income after provision for loan losses	7,668	7,480
Non-interest income
Trust and wealth advisory	894	854
Service charges and fees	868	962
Gains on sales of mortgage loans, net	18	49
Mortgage servicing, net	83	45
Losses on CRA mutual fund	(13)	—
Losses on available-for-sale securities, net	(2)	—
Other	126	113
Total non-interest income	1,974	2,023
Non-interest expense
Salaries	2,846	2,769
Employee benefits	1,159	1,088
Premises and equipment	1,024	895
Data processing	486	472
Professional fees	619	717
OREO gains, losses and write-downs	52	144
Collections and other real estate owned	82	157
FDIC insurance	130	149
Marketing and community support	242	251
Amortization of core deposit intangibles	120	126
Other	422	538
Total non-interest expense	7,182	7,306
Income before income taxes	2,460	2,197
Income tax provision	445	593
Net income	$2,015	$1,604
Net income allocated to common stock	$1,995	$1,594

Basic earnings per common share	$0.72	$0.58
Weighted average common shares outstanding, to calculate basic earnings per share	2,759	2,749
Diluted earnings per common share	$0.72	$0.58
Weighted average common shares outstanding, to calculate diluted earnings per share	2,780	2,768
Common dividends per share	$0.28	$0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2018	2017
Net income	$2,015	$1,604
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(1,019)	16
Reclassification of net realized (losses) gains in net income(1)	2	—
Unrealized (losses) gains on securities available-for-sale	(1,017)	16
Income tax benefit (expense)	210	(6)
Unrealized gains (losses) on securities available-for-sale, net of tax	(807)	10
Comprehensive income	$1,208	$1,614

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comp- rehensive	Total shareholders'
	Shares	Amount	capital	earnings	awards	income	equity
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income	—	—	—	1,604	—	—	1,604
Other comprehensive loss, net of tax	—	—	—	—	—	10	10
Common stock dividends declared	—	—	—	(774)	—	—	(774)
Stock options exercised	12,150	1	312	—	—	—	313
Issuance of restricted stock awards	(200)	—	(3)	—	3	—	—
Stock based compensation-restricted stock awards	—	—	—	—	61	—	61
Balances at March 31, 2017	2,770,036	$277	$42,394	$52,351	$(288)	$487	$95,221
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income	—	—	—	2,015	—	—	2,015
Adoption of ASU 2016-01	—	—	—	(16)	—	16	—
Other comprehensive loss, net of tax	—	—	—	—	—	(807)	(807)
Common stock dividends declared	—	—	—	(780)	—	—	(780)
Stock options exercised	1,350	—	42	—	—	—	42
Stock based compensation-restricted stock awards	—	—	—	—	113	—	113
Balances at March 31, 2018	2,786,566	$279	$43,040	$55,883	$(493)	$(612)	$98,097

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2018	2017
Operating Activities
Net income	$2,015	$1,604
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	19	42
Bank premises and equipment	371	327
Core deposit intangible	121	126
Modification fees on Federal Home Loan Bank of Boston advances	58	57
Subordinated debt issuance costs	6	6
Mortgage servicing rights	11	68
Fair value adjustment on loans	(285)	(495)
Fair value adjustment on deposits	(11)	(24)
(Gains) and losses, including write-downs
Loss on CRA mutual fund	13	—
Loss on securities available-for-sale, net	2	—
Gain on sales of loans, excluding capitalized servicing rights	(10)	(36)
Write-downs of other real estate owned	52	144
Provision for loan losses	326	352
Proceeds from loans sold	679	1,881
Loans originated for sale	—	(1,898)
(Increase) decrease in deferred loan origination fees and costs, net	(92)	152
Mortgage servicing rights originated	(6)	(25)
Increase in mortgage servicing rights impairment reserve	—	2
Increase in interest receivable	(39)	(7)
Deferred tax benefit	(18)	—
Increase in prepaid expenses	(170)	(269)
Increase in cash surrender value of life insurance policies	(81)	(88)
Decrease in income tax receivable	625	293
Decrease in other assets	70	813
Decrease in accrued expenses	(821)	(130)
Increase in interest payable	208	149
Decrease in other liabilities	(56)	(64)
Stock based compensation-restricted stock awards	113	61
Net cash provided by operating activities	3,100	3,041
Investing Activities
Purchase of Federal Home Loan Bank of Boston stock	(333)	(299)
Purchases of securities available-for-sale	(7,999)	(5,016)
Reinvestment of CRA mutual fund	(4)	—
Proceeds from calls of securities available-for-sale	500	2,990
Proceeds from maturities of securities available-for-sale	4,767	4,774
Loan originations and principal collections, net	(28,630)	(1,777)
Recoveries of loans previously charged off	14	83
Capital expenditures	(794)	(503)
Net cash (utilized) provided by investing activities	(32,479)	252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
Three months ended March 31, (in thousands)	2018	2017
Financing Activities
Increase (decrease) in deposit transaction accounts, net	10,029	(6,920)
Increase (decrease) in time deposits, net	6,324	(2,410)
Increase (decrease) in securities sold under agreements to repurchase, net	2,294	(3,185)
Federal Home Loan Bank of Boston advances	35,000	15,500
Principal payments on Federal Home Loan Bank of Boston advances	(27,000)	—
Principal payments on note payable	(8)	(9)
Decrease in capital lease obligation	(29)	(1)
Stock options exercised	42	313
Common stock dividends paid	(780)	(774)
Net cash provided by financing activities	25,872	2,514
Net (decrease) increase in cash and cash equivalents	(3,507)	5,807
Cash and cash equivalents, beginning of period	48,486	35,485
Cash and cash equivalents, end of period	$44,979	$41,292
Cash paid (received) during period
Interest	$1,045	$765
Income taxes	(162)	300
Non-cash investing and financing activities
Capital lease obligation	1,373	—
Transfer from loans to other real estate owned	—	204
Adoption of ASU 2016-01	16	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

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

Impact of New Accounting Pronouncements Issued

In May 2014, August 2015, May 2016, and December 2016, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, 2015-14, 2016-12, and 2016-20, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Bank completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, and merchant income. Salisbury’s revenue recognition policies conformed to Topic 606. As a result, no changes were required to prior period financial statements due to the adoption of this ASU and no changes in revenue recognition were required in the three month period ending March 31, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Adoption of this ASU did not have a material impact on Salisbury’s financial statements. In accordance with (1) above, the Bank now presents its investments in equity securities separate from available-for-sale securities on the balance sheet with changes in fair value recognized in the statement of income ($13 thousand loss for the three month period ended March 31, 2018). In accordance with (5) above, Salisbury measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see note 10 Fair Value of Assets and Liabilities).

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Entities are required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. Salisbury adopted ASU 2016-15 on January 1, 2018. ASU 2016-15 did not have a material impact on Salisbury’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU is intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set of inputs, processes, and outputs is not a business. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities should apply the guidance prospectively on or after the effective date. Salisbury adopted ASU 2017-01 on January 1, 2018. ASU 2017-01 did not impact Salisbury’s Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides clarity in the accounting guidance regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Entities should apply the guidance prospectively to an award modified on or after the adoption date. Salisbury adopted ASU 2017-09 on January 1, 2018. ASU 2017-09 did not impact Salisbury’s Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:
(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
March 31, 2018
Available-for-sale
Municipal bonds	$2,972	$6	$—	$2,978
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	44,315	65	643	43,737
Collateralized mortgage obligations:
U.S. Government agencies	10,160	10	288	9,882
Non-agency	1,714	365	13	2,066
SBA bonds	18,020	—	256	17,764
Corporate bonds	3,500	58	79	3,479
Total securities available-for-sale	$80,681	$504	$1,279	$79,906
CRA mutual fund	$826	—	—	826
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,146	$—	$—	$4,146
(in thousands)	Amortized cost basis (1)	Gross un- realized gains	Gross un- realized losses	Fair Value
December 31, 2017
Available-for-sale
Municipal bonds	$3,476	$11	$1	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	45,983	152	267	45,868
Collateralized mortgage obligations:
U.S. Government agencies	10,462	2	87	10,377
Non-agency	2,271	410	17	2,664
SBA bonds	12,278	9	20	12,267
Corporate bonds	3,500	59	9	3,550
Total securities available-for-sale	$77,970	$643	$401	$78,212
CRA mutual fund	$835	—	—	835
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,813	$—	$—	$3,813

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury did not sell any available-for-sale securities during the three month periods ended March 31, 2018 and March 31, 2017.

The following table summarizes, for all available-for-sale securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive loss, the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

March 31, 2018 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Mortgage-backed securities	$22,537	$303	$16,091	$340	$38,628	$643
Collateralized mortgage obligations:
U.S. Government Agencies	8,860	288	—	—	8,860	288
SBA bonds	15,652	256	—	—	15,652	256
Corporate bonds	1,421	79	—	—	1,421	79
Total -temporarily impaired securities	$48,470	$926	$16,091	$340	$64,561	$1,266
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	93	13	—	—	93	13
Total temporarily impaired and other-than-temporarily impaired securities	$48,563	$939	$16,091	$340	$64,654	$1,279

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Municipal bonds	$479	$1	$—	$—	$479	$1
Mortgage-backed securities	15,914	99	17,892	168	33,806	267
Collateralized mortgage obligations
U.S. Government Agencies	9,317	87	—	—	9,317	87
Non-agency	—	—	77	3	77	3
SBA bonds	8,519	20	—	—	8,519	20
Corporate bonds	1,491	9	—	—	1,491	9
Total temporarily impaired securities	35,720	216	17,969	171	53,689	387
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	101	14	—	—	101	14
Total temporarily impaired and other-than-temporarily impaired securities	$35,821	$230	$17,969	$171	$53,790	$401

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

March 31, 2018 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
Municipal bonds	Within 1 year	$529	$530	5.01%
	After 1 year but within 5 years	259	260	3.84
	After 10 years but within 15 years	2,184	2,188	6.09
	After 15 years	—	—	—
	Total	2,972	2,978	5.70
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	44,315	43,737	2.38
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	10,160	9,882	2.80
	Non-agency	1,714	2,066	3.58
SBA bonds		18,020	17,764	3.00

Corporate bonds	After 5 years but within 10 years	3,500	3,479	5.57
Securities available-for-sale		$80,681	$79,906	2.85%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2018.

U.S. Government agency mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Forty-three securities had unrealized losses at March 31, 2018, which approximated 1.95% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Eleven securities had unrealized losses at March 31, 2018, which approximated 1.61% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2018.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Two securities had unrealized losses at March 31, 2018, which approximated 5.24% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore management does not consider these investments to be other-than temporarily impaired at March 31, 2018.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at March 31, 2018, to assess whether any of the securities were OTTI. One security had unrealized losses at March 31, 2018, which approximated 12.16% of its amortized cost. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the other non-agency CMO securities not to have additional OTTI and all other CMO securities not to be OTTI as of March 31, 2018. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Three months ended March 31 (in thousands)	2018	2017
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2018. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	March 31, 2018	December 31, 2017
(In thousands)	Total Loans	Total Loans
Residential 1-4 family	$323,425	$317,639
Residential 5+ multifamily	23,557	18,108
Construction of residential 1-4 family	11,451	11,197
Home equity lines of credit	33,162	33,771
Residential real estate	391,595	380,715
Commercial	261,600	249,311
Construction of commercial	10,737	9,988
Commercial real estate	272,337	259,299
Farm land	4,366	4,274
Vacant land	7,945	7,883
Real estate secured	676,243	652,171
Commercial and industrial	137,291	132,731
Municipal	17,994	17,494
Consumer	4,519	4,794
Loans receivable, gross	836,047	807,190
Deferred loan origination fees and costs, net	1,381	1,289
Allowance for loan losses	(7,058)	(6,776)
Loans receivable, net	$830,370	$801,703
Loans held-for-sale
Residential 1-4 family	$—	$669

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in Litchfield County, Connecticut, Dutchess, Ulster and Orange Counties, New York and Berkshire County, Massachusetts, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, installment loans and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury’s market area.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2018
Residential 1-4 family	$313,049	$5,956	$4,420	$—	$—	$323,425
Residential 5+ multifamily	21,610	933	1,014	—	—	23,557
Construction of residential 1-4 family	11,451	—	—	—	—	11,451
Home equity lines of credit	32,298	339	525	—	—	33,162
Residential real estate	378,408	7,228	5,959	—	—	391,595
Commercial	246,598	4,257	10,745	—	—	261,600
Construction of commercial	10,373	—	364	—	—	10,737
Commercial real estate	256,971	4,257	11,109	—	—	272,337
Farm land	4,125	—	241	—	—	4,366
Vacant land	7,870	75	—	—	—	7,945
Real estate secured	647,374	11,560	17,309	—	—	676,243
Commercial and industrial	134,025	2,525	741	—	—	137,291
Municipal	17,994	—	—	—	—	17,994
Consumer	4,486	33	—	—	—	4,519
Loans receivable, gross	$803,879	$14,118	$18,050	$—	$—	$836,047

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Residential 1-4 family	$307,240	$6,452	$3,947	$—	$—	$317,639
Residential 5+ multifamily	16,129	957	1,022	—	—	18,108
Construction of residential 1-4 family	11,197	—	—	—	—	11,197
Home equity lines of credit	32,891	710	170	—	—	33,771
Residential real estate	367,457	8,119	5,139	—	—	380,715
Commercial	232,492	4,456	12,363	—	—	249,311
Construction of commercial	9,622	—	366	—	—	9,988
Commercial real estate	242,114	4,456	12,729	—	—	259,299
Farm land	4,024	—	250	—	—	4,274
Vacant land	7,806	77	—	—	—	7,883
Real estate secured	621,401	12,652	18,118	—	—	652,171
Commercial and industrial	129,219	2,536	976	—	—	132,731
Municipal	17,494	—	—	—	—	17,494
Consumer	4,744	50	—	—	—	4,794
Loans receivable, gross	$772,858	$15,238	$19,094	$—	$—	$807,190

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
March 31, 2018
Residential 1-4 family	$320,999	$622	$716	$—	$1,088	$2,426	$—	$2,001
Residential 5+ multifamily	23,557	—	—	—	—	—	—	147
Construction of residential 1-4 family	11,451	—	—	—	—	—	—	—
Home equity lines of credit	33,015	71	42	34	—	147	34	63
Residential real estate	389,022	693	758	34	1,088	2,573	34	2,211
Commercial	257,734	1,434	548	1,088	796	3,866	—	1,884
Construction of commercial	10,480	—	—	—	257	257	—	257
Commercial real estate	268,214	1,434	548	1,088	1,053	4,123	—	2,141
Farm land	4,366	—	—	—	—	—	—	241
Vacant land	7,945	—	—	—	—	—	—	—
Real estate secured	669,547	2,127	1,306	1,122	2,141	6,696	34	4,593
Commercial and industrial	136,640	240	51	—	360	651	—	467
Municipal	17,994	—	—	—	—	—	—	—
Consumer	4,513	6	—	—	—	6	—	—
Loans receivable, gross	$828,694	$2,373	$1,357	$1,122	$2,501	$7,353	$34	$5,060

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2017
Residential 1-4 family	$314,798	$1,410	$165	$156	$1,110	$2,841	$—	$2,045
Residential 5+ multifamily	18,108	—	—	—	—	—	—	151
Construction of residential 1-4 family	11,197	—	—	—	—	—	—	—
Home equity lines of credit	33,219	75	477	—	—	552	—	66
Residential real estate	377,322	1,485	642	156	1,110	3,393	—	2,262
Commercial	244,869	1,888	758	—	1,796	4,442	—	3,364
Construction of commercial	9,730	—	—	—	258	258	—	258
Commercial real estate	254,599	1,888	758	—	2,054	4,700	—	3,622
Farm land	4,032	242	—	—	—	242	—	250
Vacant land	7,883	—	—	—	—	—	—	—
Real estate secured	643,836	3,615	1,400	156	3,164	8,335	—	6,134
Commercial and industrial	131,991	131	218	391	—	740	31	470
Municipal	17,494	—	—	—	—	—	—	—
Consumer	4,752	34	8	—	—	42	—	—
Loans receivable, gross	$798,073	$3,780	$1,626	$547	$3,164	$9,117	$31	$6,604

There were no troubled debt restructurings in the first quarter of 2018 or 2017.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended March 31, 2018					Three months ended March 31, 2017
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$1,862	$129	$(10)	$1	$1,982	$1,925	$107	$(43)	$1	$1,990
Residential 5+ multifamily	155	61	—	—	216	62	22	—	—	84
Construction of residential 1-4 family	75	(1)	—	—	74	91	(14)	—	—	77
Home equity lines of credit	236	(3)	—	—	233	348	(19)	—	1	330
Residential real estate	2,328	186	(10)	1	2,505	2,426	96	(43)	2	2,481
Commercial	2,547	119	—	—	2,666	1,919	230	(188)	28	1,989
Construction of commercial	80	13	—	—	93	38	(5)	—	—	33
Commercial real estate	2,627	132	—	—	2,759	1,957	225	(188)	28	2,022
Farm land	32	1	—	—	33	28	26	(15)	—	39
Vacant land	131	—	—	—	131	170	(20)	—	—	150
Real estate secured	5,118	319	(10)	1	5,428	4,581	327	(246)	30	4,692
Commercial and industrial	984	(42)	(9)	5	938	1,080	(208)	(1)	45	916
Municipal	30	—	—	—	30	53	1	—	—	54
Consumer	81	12	(40)	8	61	76	39	(30)	8	93
Unallocated	563	38	—	—	601	337	193	—	—	530
Totals	$6,776	$327	$(59)	$14	$7,058	$6,127	$352	$(277)	$83	$6,285

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2018
Residential 1-4 family	$318,121	$1,820	$5,304	$162	$323,425	$1,982
Residential 5+ multifamily	21,868	216	1,689	—	23,557	216
Construction of residential 1-4 family	11,451	74	—	—	11,451	74
Home equity lines of credit	33,051	232	111	1	33,162	233
Residential real estate	384,491	2,343	7,104	163	391,595	2,505
Commercial	257,398	2,566	4,202	100	261,600	2,666
Construction of commercial	10,373	93	364	—	10,737	93
Commercial real estate	267,771	2,659	4,566	100	272,337	2,759
Farm land	4,125	33	241	—	4,366	33
Vacant land	7,748	128	197	3	7,945	131
Real estate secured	664,135	5,162	12,108	266	676,243	5,428
Commercial and industrial	136,778	931	513	7	137,291	938
Municipal	17,994	30	—	—	17,994	30
Consumer	4,519	61	—	—	4,519	61
Unallocated allowance	—	601	—	—	—	601
Totals	$823,426	$6,785	$12,621	$273	$836,047	$7,058

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2017
Residential 1-4 family	$312,456	$1,759	$5,183	$103	$317,639	$1,862
Residential 5+ multifamily	16,361	154	1,747	1	18,108	155
Construction of residential 1-4 family	11,197	75	—	—	11,197	75
Home equity lines of credit	33,658	235	113	1	33,771	236
Residential real estate	373,672	2,223	7,043	105	380,715	2,328
Commercial	243,602	2,432	5,709	115	249,311	2,547
Construction of commercial	9,622	80	366	—	9,988	80
Commercial real estate	253,224	2,512	6,075	115	259,299	2,627
Farm land	4,024	32	250	—	4,274	32
Vacant land	7,684	129	199	3	7,883	132
Real estate secured	638,604	4,896	13,567	223	652,171	5,119
Commercial and industrial	132,212	952	519	32	132,731	984
Municipal	17,494	30	—	—	17,494	30
Consumer	4,794	80	—	—	4,794	80
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

1 Includes amounts reflecting ASC 310-30 accounting for purchased loans with deteriorated credit quality with respect to deterioration in credit quality that occurs subsequent to origination and which makes it probable that the Company will be unable to collect all contractually required payments from the borrower. ASC 310-30 loans and allowance of $2.3 million and $71,000, respectively for March 31, 2018 and $2.4 million and $92,000, respectively for December 31, 2017.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

March 31, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$813,011	$5,943	$—	$—	$813,011	$5,943
Potential problem loans [1]	10,415	241	—	—	10,415	241
Impaired loans	—	—	12,621	273	12,621	273
Unallocated allowance	—	601	—	—	—	601
Totals	$823,426	$6,785	$12,621	$273	$836,047	$7,058

December 31, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$783,206	$5,619	$—	$—	$783,206	$5,619
Potential problem loans [1]	9,898	339	—	—	9,898	339
Impaired loans	—	—	14,086	255	14,086	255
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

1 Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows as of and for the three months ended:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2018
Residential	$4,724	$5,008	$3,884	$162	$30	$2,270	$3,020	$3,015	$28
Home equity lines of credit	47	47	47	1	1	63	116	64	—
Residential real estate	4,771	5,055	3,931	163	31	2,333	3,136	3,079	28
Commercial	1,847	2,080	2,258	100	40	2,355	3,447	3,138	47
Construction of commercial	—	—	27	—	—	364	386	338	2
Farm land	—	—	—	—	—	241	447	244	—
Vacant land	44	44	44	3	1	153	176	154	3
Real estate secured	6,662	7,179	6,260	266	72	5,446	7,592	6,953	80
Commercial and industrial	106	115	108	7	—	407	498	408	1
Consumer	—	—	—	—	—	—	5	—	—
Totals	$6,768	$7,294	$6,368	$273	$72	$5,853	$8,095	$7,361	$81

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2017
Residential	$3,450	$3,608	$3,493	$140	$34	$3,640	$3,965	$3,594	$37
Home equity lines of credit	48	47	137	1	1	152	182	214	1
Residential real estate	3,498	3,655	3,630	141	35	3,792	4,147	3,808	38
Commercial	2,022	2,415	3,712	222	40	3,761	4,838	2,868	40
Construction of commercial	—	—	—	—	—	371	392	372	2
Farm land	—	—	—	—	—	994	1,153	976	—
Vacant land	45	45	45	4	1	162	186	163	4
Real estate secured	5,565	6,115	7,387	367	76	9,080	10,716	8,187	84
Commercial and industrial	—	—	—	—	—	81	104	129	1
Consumer	—	—	—	—	—	4	7	4	—
Totals	$5,565	$6,115	$7,387	$367	$76	$9,165	$10,827	$8,320	$85

NOTE 4 - MORTGAGE SERVICING RIGHTS

(in thousands)	March 31, 2018	December 31, 2017
Residential mortgage loans serviced for others	$116,096	$117,538
Fair value of mortgage servicing rights	1,048	1,010

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2018	2017
Mortgage Servicing Rights
Balance, beginning of period	$233	$339
Originated	6	25
Amortization (1)	(11)	(68)
Balance, end of period	$228	$296
Valuation Allowance
Balance, beginning of period	$—	$(23)
Increase in impairment reserve (1)	—	(2)
Balance, end of period	—	(25)
Mortgage servicing rights, net	$228	$271
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net, in the consolidated statements of income.

NOTE 5 - PLEDGED ASSETS

(in thousands)	March 31, 2018	December 31, 2017
Securities available-for-sale (at fair value)	$63,562	$67,377
Loans receivable	206,225	204,354
Total pledged assets	$269,787	$271,731

At March 31, 2018, securities were pledged as follows: $59.3 million to secure public deposits, $4.2 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 6 – EARNINGS PER SHARE

The Company defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that are included in computing earnings per share (EPS) using the two-class method.

The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic EPS excludes dilution and is computed by dividing income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in Salisbury’s earnings.

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands)	2018	2017
Net income	$2,015	$1,604
Less: Undistributed earnings allocated to participating securities	(20)	(10)
Net income allocated to common stock	$1,995	$1,594
Weighted-average common shares issued	2,786	2,765
Less: Unvested restricted stock awards	(27)	(16)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,759	2,749
Add: Dilutive effect of stock options	21	19
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,780	2,768
Earnings per common share (basic)	$0.72	$0.58
Earnings per common share (diluted)	$0.72	$0.58

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital (to risk-weighted assets)
Salisbury	$100,870	12.70%	$63,523	8.0%	n/a	—
Bank	97,862	12.32	63,523	8.0	$79,404	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	83,708	10.54	47,643	6.0	n/a	—
Bank	90,700	11.42	47,643	6.0	63,523	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	83,708	10.54	35,732	4.5	n/a	—
Bank	90,700	11.42	35,732	4.5	51,613	6.5
Tier 1 Capital (to average assets)
Salisbury	83,708	8.56	39,125	4.0	n/a	—
Bank	90,700	9.27	39,125	4.0	48,906	5.0

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
Salisbury	$98,920	12.94%	$61,154	8.0%	n/a	—
Bank	95,810	12.54	61,130	8.0	$76,413	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	45,865	6.0	n/a	—
Bank	88,924	11.64	45,848	6.0	61,130	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	34,399	4.5	n/a	—
Bank	88,924	11.64	34,386	4.5	49,668	6.5
Tier 1 Capital (to average assets)
Salisbury	82,034	8.53	38,461	4.0	n/a	—
Bank	88,924	9.25	38,461	4.0	48,076	5.0

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

NOTE 8 –BENEFITS

Salisbury’s 401(k) Plan expense was $282 thousand and $285 thousand, respectively, for the three month periods ended March 31, 2018 and 2017. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $26 thousand and $18 thousand for the three month periods ended March 31, 2018 and 2017, respectively.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vests in full upon six years of qualified service. Salisbury’s ESOP expense was $60 thousand and $34 thousand, respectively, for the three month periods ended March 31, 2018 and 2017.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury’s expense for this plan was $28 thousand and $21 thousand, respectively, for the three month periods ended March 31, 2018 and 2017.

On January 19, 2018, the Compensation Committee granted a total of 53,500 Phantom Stock Appreciation Units pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”), including 20,000 units to three Named Executive Officers. Mr. Cantele received 10,000 units, Mr. Davies received 5,000 units and Mr. Albero received 5,000 units. The units will vest on the third anniversary of the grant date. Salisbury’s expense for all Phantom Stock Appreciation Units was $60 thousand and $43 thousand, respectively, for the three month periods ended March 31, 2018 and 2017.

Grants of Restricted Stock and Options

Restricted stock

Expense in first quarter 2018 and 2017 related to stock based compensation totaled $113 thousand and $61 thousand respectively. Unrecognized compensation cost relating to the awards as of March 31, 2018 and 2017 totaled $493 thousand and $288 thousand, respectively. Forfeitures in the first quarter 2018 and 2017 totaled 0 and 200 shares, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the first quarter 2018, 1,350 stock options were exercised at $31.11 per share by one former Riverside Bank executive. In the first quarter 2017, 12,150 stock options were exercised at $25.93 by former Riverside Bank executives.

NOTE 9 –ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Unrealized (losses) gains on securities available-for-sale, net of tax	$(612)	$179
Accumulated other comprehensive (loss) income, net	$(612)	$179

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

Salisbury adopted ASC 2016-01, “Financial Instruments – overall (subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires the exit price to be used when measuring the fair value of financial instruments for disclosure. Salisbury estimated the fair value of its loan portfolio based on a loan-level assessment that incorporated probabilities of default by loan type and internal risk rating, product-level loss given defaults and prepayment rates as well as discount rates.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2018.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2018
Assets at fair value on a recurring basis
Municipal bonds	$—	$2,978	$—	$2,978
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	43,737	—	43,737
Collateralized mortgage obligations:
U.S. Government agencies	—	9,882	—	9,882
Non-agency	—	2,066	—	2,066
SBA bonds	—	17,764	—	17,764
Corporate bonds	—	3,479	—	3,479
Securities available-for-sale	$—	$79,906	$—	$79,906
CRA mutual funds	826	—	—	826
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,169	$5,169
Other real estate owned	$—	$—	$667	$667
December 31, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$3,486	$—	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	45,868	—	45,868
Collateralized mortgage obligations:
U.S. Government agencies	—	10,377	—	10,377
Non-agency	—	2,664	—	2,664
SBA bonds	—	12,267	—	12,267
Corporate bonds	—	3,550	—	3,550
Securities available-for-sale	$—	$78,212	$—	$78,212
CRA mutual funds	835	—	—	835
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,863	$5,863
Other real estate owned	$—	$—	$719	$719

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2018
Financial Assets
Cash and cash equivalents	$44,979	$44,979	$44,979	$—	$—
Securities available-for-sale, net	79,906	79,906	—	79,906	—
CRA mutual fund	826	826	826	—	—
Federal Home Loan Bank of Boston stock	4,146	4,146	—	—	4,146
Loans held-for-sale	—	—	—	—	—
Loans receivable, net[1]	830,370	813,423	—	—	813,423
Accrued interest receivable	2,704	2,704	—	—	2,704
Cash surrender value of life insurance policies	14,462	14,462	14,462	—	—
Financial Liabilities
Demand (non-interest-bearing)	$220,796	$220,796	$—	$—	$220,796
Demand (interest-bearing)	146,312	146,312	—	—	146,312
Money market	185,955	185,955	—	—	185,955
Savings and other	155,630	155,630	—	—	155,630
Certificates of deposit	123,144	120,890	—	—	120,890
Deposits	831,838	831,100	—	—	831,100
Repurchase agreements	3,962	3,962	—	—	3,962
FHLBB advances	62,480	62,697	—	—	62,697
Subordinated debt	9,817	10,193	—	—	10,193
Note payable	305	317	—	—	317
Capital lease liability	3,179	3,493	—	—	3,493
Accrued interest payable	307	307	—	—	307
December 31, 2017
Financial Assets
Cash and cash equivalents	$48,486	$48,486	$48,486	$—	$—
Securities available-for-sale, net	78,212	78,212	—	78,212	—
CRA mutual fund	835	835	835	—	—
Federal Home Loan Bank of Boston stock	3,813	3,813	—	—	3,813
Loans held-for-sale	669	669	—	—	669
Loans receivable, net[1]	801,703	816,451	—	—	816,451
Accrued interest receivable	2,665	2,665	—	—	2,665
Cash surrender value of life insurance policies	14,381	14,381	14,381	—	—
Financial Liabilities
Demand (non-interest-bearing)	$220,536	$220,536	$—	$—	$220,536
Demand (interest-bearing)	142,575	142,575	—	—	142,575
Money market	190,953	190,953	—	—	190,953
Savings and other	144,600	144,600	—	—	144,600
Certificates of deposit	116,831	115,290	—	—	115,290
Deposits	815,495	813,954	—	—	813,954
Repurchase agreements	1,668	1,668	—	—	1,668
FHLBB advances	54,422	54,918	—	—	54,918
Subordinated debt	9,811	10,313	—	—	10,313
Note payable	313	341	—	—	341
Capital lease liability	1,835	2,161	—	—	2,161
Accrued interest payable	99	99	—	—	99

1 In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 11 – SUBSEQUENT EVENTS

On April 13, 2018 the Bank announced that it completed its acquisition of the Fishkill, New York branch of Orange Bank & Trust Company, the wholly owned bank subsidiary of Orange County Bancorp, Inc. As a result of this transaction, the Bank acquired approximately $8 million in loans and increased its deposits by $16 million.

On April 27, 2018 the Board of Directors declared a dividend of $0.28 per common share payable on May 25, 2018 to shareholders of record as of May 11, 2018.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2017. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of fourteen banking offices and ten ATMs located in: Litchfield County, Connecticut; Dutchess, Orange and Ulster Counties, New York; and Berkshire County, Massachusetts and through its internet website (salisburybank.com). In April 2018, the Bank completed its purchase of the Fishkill, New York branch from Orange Bank & Trust Company and consolidated its existing Fishkill branch with the newly acquired branch.

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

Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration Salisbury expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, Salisbury estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which Salisbury expects to be entitled. Variable consideration is included in the transaction price if, in Salisbury’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of Salisbury’s anticipated performance and all information (historical, current, and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, Salisbury does not assess whether a significant financing component exists if the period between when Salisbury performs its obligations under the contract and when the customer pays is one year or less. None of the Salisbury’s contracts contained a significant financing component as of March 31, 2018.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. Salisbury determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through fee schedules provided to its customers or through past transactions, Salisbury estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are distinct from the existing contract and are accounted for as if they were a new and separate contract. The original contract is still accounted for according to its original terms.

Product revenue is generally recognized when the customer obtains control of Salisbury’s product, which occurs at a point in time, and are generally upon completion of the service based on the terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Salisbury generally measures its progress based on the right to invoice. Salisbury uses the right to invoice measure of progress when Salisbury has a right to invoice the customer for an amount that corresponds directly with the value to the customer of Salisbury’s performance to date. Under the right to invoice measure of progress, revenues are recorded equal to the amount Salisbury could invoice the customer. The right to invoice is generally determined by the passage of time during which the service is performed.

Trust and Wealth Advisory

The Trust and Wealth Advisory business generates revenue through a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, families, businesses and institutions. Revenue from these services are generally recognized over time and is typically based on a right to invoice measure of progress (output method). Certain fees, such as real estate sale fees, asset liquidation fees, special asset fees, and daily money management fees, are recorded as revenue at a point in time at the completion of the service.

Customer Deposit Fees

The Customer Deposit business offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Additional depositor related services provided to customers include Landlord/Tenant Lease Security Accounts and Services, Payroll Services, Cash Management (Remote Deposit Capture, ACH Origination, Wire Transfers and Positive Pay), ATM, Bank-by-Phone, Internet Banking, Internet Bill Pay, Person to Person Payments, Bank to Bank Transfers, Mobile Banking with remote deposit, and Online Financial Management with Account Aggregation Services. Monthly deposit account fees and account research fees are recognized over time using the right to invoice measure of progress. Overdraft protection, ATM services, cash management, bill pay, money transfers, among others, are generally recognized at point in time at the completion of the service.

Interchange Fees

Salisbury earns interchange fee revenue through customers’ use of the Bank’s debit cards. Interchange fees are generally recognized as revenue at a point in time when customers make a purchase using their debit card.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that Salisbury disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement and, therefore, Salisbury does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which Salisbury has the right to invoice for services performed. All revenue accounted for under the scope of ASC 606 meets one of these two criteria.

Loans

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

Goodwill and Intangible Assets

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

Available-For-Sale Securities

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

FINANCIAL CONDITION

Securities and Short Term Funds

During the first quarter of 2018, securities increased $2.0 million to $84.9 million primarily as a result of a $2.2 million decrease of mortgage backed securities, a decrease of $1.1 million in collateralized mortgage obligations and a $0.5 decrease in municipal holdings offset by an increase of $5.5 million in SBA bonds and an increase of $0.3 million in FHLB stock. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $3.5 million to $45.0 million.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at March 31, 2018. As of March 31, 2018 three of these positions reflected an unrealized gain.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of March 31, 2018, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $28.7 million to $830.4 million at March 31, 2018, compared with $801.7 million at December 31, 2017.

Loan Credit Quality

During the first three months of 2018, non-performing assets decreased $1.6 million primarily from the payoff of certain non-performing loans and write-downs on OREO properties of $52 thousand. During the first quarter of 2018, total impaired and potential problem loans decreased by $1.0 million to $23.0 million, or 2.7% of gross loans receivable at March 31, 2018, from $24.0 million, compared to 2.97% of gross loans receivable at December 31, 2017.

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

Past Due Loans

Loans past due 30 days or more decreased $1.8 million during first quarter 2018 to $7.4 million, or 0.88% of gross loans receivable at March 31, 2018 compared with $9.1 million, or 1.13% of gross loans receivable at December 31, 2017.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Past due 30-59 days	$2,059	$2,594
Past due 60-89 days	1,303	942
Past due 90-179 days	34	31
Past due 180 days and over	—	—
Accruing loans	3,396	3,567
Past due 30-59 days	314	1,186
Past due 60-89 days	54	684
Past due 90-179 days	1,088	516
Past due 180 days and over	2,501	3,164
Non-accrual loans	3,957	5,550
Total loans past due 30 days or greater	$7,353	$9,117

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans, excluding troubled debt restructured loans	$4,542	$5,450
Non-accrual troubled debt restructured loans	518	1,154
Accruing troubled debt restructured loans	7,560	7,482
Total impaired loans	$12,620	$14,086
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $1.6 million to $5.8 million, or 0.57% of assets at March 31, 2018, from $7.4 million, or 0.74% of assets at December 31, 2017, and decreased $5.1 million from $10.9 million, or 1.16% of assets at March 31, 2017.

The 21.6% decrease in non-performing assets in the first quarter 2018 resulted primarily from loan payoffs of $1.7 million and charge-offs of $0.05 million, partly offset by $0.1 million of loans placed on non-accrual.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Residential 1-4 family	$2,001	$2,045
Residential 5+ multifamily	147	151
Home equity lines of credit	63	66
Commercial	2,141	3,622
Farm land	241	250
Vacant land	—	—
Real estate secured	4,593	6,134
Commercial and industrial	467	470
Consumer	—	—
Non-accruing loans	5,060	6,604
Accruing loans past due 90 days and over	34	31
Non-performing loans	5,094	6,635
Real estate acquired in settlement of loans	667	719
Non-performing assets	$5,761	$7,354

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2018	December 31, 2017
Current	$1,103	$1,054
Past due 30-59 days	314	1,186
Past due 60-89 days	54	684
Past due 90-179 days	1,122	546
Past due 180 days and over	2,501	3,165
Total non-performing loans	$5,094	$6,635

At March 31, 2018, 21.65% of non-performing loans were current with respect to loan payments, compared with 15.89% at December 31, 2017.

Troubled Debt Restructured Loans

Troubled debt restructured loans improved slightly during first quarter 2018 to $8.1 million, or 0.96% of gross loans receivable at March 31, 2018, compared to $8.6 million, or 1.07% of gross loans receivable at December 31, 2017.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Residential 1-4 family	$3,304	$3,138
Residential 5+ multifamily	1,542	1,595
Home equity lines of credit	47	47
Personal	—	—
Vacant land	197	199
Commercial	2,424	2,454
Real estate secured	7,514	7,433
Commercial and industrial	46	49
Accruing troubled debt restructured loans	7,560	7,482
Residential 1-4 family	264	269
Residential 5+ multifamily	147	151
Commercial	—	624
Real estate secured	411	1,044
Commercial and Industrial	107	110
Non-accrual troubled debt restructured loans	518	1,154
Troubled debt restructured loans	$8,078	$8,636

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2018	December 31, 2017
Current	$7,560	$7,293
Past due 30-59 days	—	189
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	7,560	7,482
Current	518	530
Past due 30-59 days	—	—
Past due 60-89 days	—	624
Past due 90-179 days	—	—
Past due 180 days and over	—	—
Non-accrual troubled debt restructured loans	518	1,154
Total troubled debt restructured loans	$8,078	$8,636

At March 31, 2018, 100% of troubled debt restructured loans were current with respect to loan payments, as compared with 90.59% at December 31, 2017.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $0.5 million during the first quarter of 2018 to $10.4 million, or 1.25% of gross loans receivable at March 31, 2018, compared with $9.9 million, or 1.23% of gross loans receivable at December 31, 2017.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Residential 1-4 family	$1,953	$1,432
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	462	104
Residential real estate	2,415	1,536
Commercial	7,772	7,905
Construction of commercial	—	—
Commercial real estate	7,772	7,905
Farm land	—	—
Vacant land	—	—
Real estate secured	10,187	9,441
Commercial and industrial	228	457
Consumer	—	—
Total potential problem loans	$10,415	$9,898

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2018	December 31, 2017
Current	$7,724	$8,520
Past due 30-59 days	1,397	1,291
Past due 60-89 days	1,260	56
Past due 90-179 days	34	31
Total potential problem loans	$10,415	$9,898

At March 31, 2018, 74.16% of potential problem loans were current with respect to loan payments, as compared with 86.08% at December 31, 2017. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $16.3 million during 2018, or 2.0%, to $831.8 million at March 31, 2018, compared with $815.5 million at December 31, 2017. Retail repurchase agreements increased $2.3 million during 2018 to $4.0 million at March 31, 2018, compared with $1.7 million at December 31, 2017. Total deposits at March 31, 2018 include a single relationship totaling $19.2 million, or 2.30% of total deposits.

The distribution of average total deposits by account type is as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
Demand deposits	$216,802	26.32%	0.00%	$216,164	26.83%	0.00%
Interest-bearing checking accounts	144,999	17.60	0.26	135,756	16.85	0.23
Regular savings accounts	151,181	18.36	0.40	145,779	18.09	0.29
Money market savings	188,588	22.90	0.49	191,407	23.76	0.36
Certificates of deposit	122,100	14.82	1.02	116,608	14.47	0.90
Total deposits	$823,670	100.00%	0.52%	$805,714	100.00%	0.31%

The classification of certificates of deposit by interest rates is as follows:

Interest rates	March 31, 2018	December 31, 2017
Less than 1.00%	$51,850	$50,226
1.00% to 1.99%	55,824	52,558
2.00% to 2.99%	15,470	14,047
3.00% to 3.99%	—	—
4.00% to 4.99%	—	—
Total	$123,144	$116,831

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At March 31, 2018
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$41,484	$7,757	$2,607	$2	$51,850	42.10%
1.00% to 1.99%	24,716	13,895	6,610	10,603	55,824	45.33
2.00% to 2.99%	—	5,355	6,062	4,053	15,470	12.56
3.00% to 3.99%	—	—	—	—	—	0.00
4.00% to 4.99%	—	—	—	—	—	0.00
Total	$66,200	$27,007	$15,279	$14,658	$123,144	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

March 31, 2018 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$8,731	$8,143	$13,928	$33,090	$63,892

FHLBB advances increased $8.1 million during 2018 to $62.5 million at March 31, 2018, compared with $54.4 million at December 31, 2017. The increase was primarily due to four short term loans totaling $35 million entered into during the first quarter 2018 which mature in second and third quarters 2018 as well as the first quarter 2019. These loans were partly offset by the maturity of $27 million of loans in January 2018. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At March 31, 2018, $9 million of letters of credit were outstanding.

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

Operating activities for the three-month period ended March 31, 2018 provided net cash of $3.1 million. Investing activities utilized net cash of $32.5 million, principally due to the net loan originations of $28.6 million, the purchase of securities available-for-sale of $8.0 million and capital expenditures of $0.8 million, offset by $4.7 million of maturities of securities available-for-sale. Financing activities provided net cash of $25.9 million, primarily due to a net increase of $8.0 million in overnight FHLBB borrowing, an increase of $10.0 million in deposit transaction accounts, an increase of $2.3 million in securities sold under agreements to repurchase, and an increase of $6.3 million in time deposits.

At March 31, 2018, Salisbury had outstanding commitments to fund new loan originations of $42.2 million and unused lines of credit of $125.9 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2018 and 2017

OVERVIEW

Net income allocated to common stock was $2.0 million, or $0.72 per common share, for the first quarter ended March 31, 2018 (first quarter 2018), compared with $1.1 million, or $0.39 per common share, for the fourth quarter ended December 31, 2017 (fourth quarter 2017), and $1.6 million, or $0.58 per common share, for the first quarter ended March 31, 2017 (first quarter 2017).

Net Interest Income

Tax equivalent net interest income for first quarter 2018 increased $19 thousand, or 0.2%, versus first quarter 2017. Average earning assets increased $59.2 million versus first quarter 2017. Average total interest bearing deposits increased $37.0 million versus first quarter 2017. The net interest margin of 3.51% decreased 18 basis points versus 3.69% for the first quarter 2017.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Loans (a)(d)(e)	$820,809	$769,187	$8,758	$8,401	4.27%	4.37%
Securities (c)(d)	80,433	75,902	501	562	2.49	2.96
FHLBB stock	3,888	3,549	39	30	4.01	3.43
Short term funds (b)	35,073	32,363	120	53	1.37	0.66
Total interest-earning assets	940,203	881,001	9,418	9,046	4.01	4.11
Other assets	52,735	54,540
Total assets	$992,938	$935,541
Interest-bearing demand deposits	$144,999	$129,564	91	63	0.25	0.20
Money market accounts	188,588	184,462	228	142	0.48	0.31
Savings and other	151,180	139,903	150	60	0.40	0.17
Certificates of deposit	122,100	116,015	308	250	1.01	0.88
Total interest-bearing deposits	606,867	569,944	777	515	0.51	0.37
Repurchase agreements	2,629	1,927	1	1	0.15	0.15
Capital lease	1,958	417	35	17	7.15	16.67
Note payable	308	338	5	2	6.49	2.14
Subordinated debt	9,814	9,790	156	156	6.36	6.37
FHLBB advances	50,756	42,924	332	262	2.62	2.44
Total interest-bearing liabilities	672,332	625,340	1,306	953	0.78	0.59
Demand deposits	216,788	209,061
Other liabilities	5,883	5,939
Shareholders’ equity	97,935	95,201
Total liabilities & shareholders’ equity	$992,938	$935,541
Net interest income			$8,112	$8,093
Spread on interest-bearing funds					3.23	3.52
Net interest margin (e)					3.51	3.69

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $118,000 and $261,000, respectively, for 2018 and 2017 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2018 versus 2017
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$561	$(200)	$361
Securities	31	(92)	(61)
FHLBB stock	3	6	9
Short term funds	7	60	67
Interest-earning assets	602	(226)	376
Interest-bearing liabilities
Deposits	41	221	262
Repurchase agreements	—	—	—
Capital lease	46	(28)	18
Note payable	—	3	3
Subordinated debt	—	—	—
FHLBB advances	50	20	70
Interest-bearing liabilities	137	216	353
Net change in net interest income	$465	$(442)	$23

Interest Income

Tax equivalent interest income increased $372 thousand to $9.4 million for first quarter 2018 as compared with first quarter 2017.

Loan income as compared to first quarter 2017 increased $357 thousand, or 4%, primarily due to a $51.6 million, or 7%, increase in average loans, partially offset by a 10 basis point decrease in the average loan yield.

Tax equivalent securities income decreased $61 thousand, or 11%, for first quarter 2018 as compared with first quarter 2017, primarily due to a 47 basis point decrease in average yield, partially offset by a $31 thousand, or 6%, increase in average volume.

Income on short-term funds as compared to first quarter 2017 increased $67 thousand, or 126%, primarily due to a $2.7 million, or 8%, increase in average short-term funds and a 71 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $353 thousand, or 37%, to $1.3 million for first quarter 2018 as compared with first quarter 2017.

Interest on deposit accounts increased $262 thousand, or 51%, as a result of a $37 million increase in the average balances and a 14 basis point increase in average deposit rates as compared with first quarter 2017.

Interest expense on FHLBB borrowings increased $70 thousand as a result of an average balance increase of $8 million as compared with first quarter 2017, and an 18 basis point increase in the average borrowings rate.

Interest expense on subordinated debt totaled $156 thousand for the first quarter in both 2018 and 2017.

Provision and Allowance for Loan Losses

Provision for loan loss expense was $326 thousand for first quarter 2018 versus $352 thousand for first quarter 2017. Net loan charge-offs (recoveries) were $45 thousand for the first quarter 2018 and $194 thousand for the first quarter 2017. Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.84% for the first quarter 2018, versus 0.82% for first quarter 2017.

The following table details the principal categories of credit quality ratios:

	Q1 2018	Q4 2017
Net charge-offs (recoveries) to average loans receivable, gross	0.01%	(0.03%)
Non-performing loans to loans receivable, gross	0.61	0.82
Accruing loans past due 30-89 days to loans receivable, gross	0.40	0.44
Allowance for loan losses to loans receivable, gross	0.84	0.84
Allowance for loan losses to non-performing loans	138.56	102.13
Non-performing assets to total assets	0.57	0.74

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan, or portion of a loan, is uncollectible. The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans are segmented into pools of loans based on similar risk characteristics such as loan product, collateral type and loan-to-value, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows or collateral value, and (3) unallocated: general loss allocations for other environmental factors.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during first quarter 2018.

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

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2018.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2018	2017	2018 vs. 2017
Trust and wealth advisory fees	$894	$854	$40	5%
Service charges and fees	868	962	(94)	(10)
Gains on sales of mortgage loans, net	18	49	(31)	(63)
Mortgage servicing, net	83	45	38	84
Loss on sales and calls of available-for-sale securities, net	(2)	—	(2)	—
Loss on CRA mutual fund	(13)	—	(13)	—
Other	126	113	13	12
Total non-interest income	$1,974	$2,023	($49)	(2%)

Non-interest income decreased $49 thousand, or 2% in the first quarter of 2018 versus the first quarter of 2017. Trust and wealth advisory revenues increased $40 thousand versus first quarter 2017. The year-over-year revenue increase is the result of net growth in asset based fees. Service charges and fees decreased $94 thousand versus first quarter 2017 as lower ATM, overdraft and loan fees were partly offset by higher interchange fees. First quarter 2018 mortgage loans sales totaled $0.7 million versus $1.9 million for first quarter 2017. First quarter 2018 and first quarter 2017 included mortgage servicing amortization and periodic impairment charges (net) of $11 thousand and $70 thousand, respectively. The lower amortization charges reflected management’s review of the portfolio in the third quarter 2017 which resulted in the update of key assumptions to more closely reflect the portfolio’s historical performance. The first quarter 2018 included unrealized losses of $15 thousand on investments in CRA Funds which, upon the implementation of ASU 2016-01, were recorded in income instead of as a component of shareholders’ equity.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2018	2017	2018 vs. 2017
Salaries	$2,846	$2,769	$77	3%
Employee benefits	1,159	1,088	71	7
Premises and equipment	1,024	895	129	14
Data processing	486	472	14	3
Professional fees	619	717	(98)	(14)
OREO gains, losses and write-downs	52	144	(92)	(64)
Collections, OREO, and loan related	82	157	(75)	(48)
FDIC insurance	130	149	(19)	(13)
Marketing and community support	242	251	(9)	(4)
Amortization of core deposit intangibles	120	126	(6)	(5)
Other	422	538	(116)	(22)
Non-interest expense	$7,182	$7,306	($124)	(2%)

Non-interest expense for first quarter 2018 decreased $124 thousand versus first quarter 2017. Total compensation expense increased $148 thousand versus first quarter 2017. The increase in compensation expense reflected higher salary expense due to the mix and levels of staff. Accruals for ESOP and deferred compensation expense were also higher compared with first quarter 2017. Professional fees decreased $98 thousand versus first quarter 2017 primarily as a result of lower internal audit and legal expenses partly offset by higher audit and exam fees. The first quarter 2018 included OREO write-downs of $52 thousand compared with write-downs of $144 thousand in the first quarter 2017. Loan related expenses decreased $75 thousand versus first quarter 2017, mainly due lower carrying costs on OREO properties. Other expense decreased $116 thousand versus first quarter 2017 primarily due to reduced aggregate director fees as well as lower marketing and administrative expenses.

Income Taxes

The effective income tax rates for first quarter 2018 and first quarter 2017 were 18.09% and 27.00%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The lower tax rate primarily reflected the reduction in the federal statutory rate from 34% to 21% as a result of the Federal Tax Cuts and Jobs Act enacted in December 2017. Additionally, Salisbury’s effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2018 (to date) or 2017, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum state income tax in the foreseeable future unless there is a change in Connecticut tax law.

CAPITAL RESOURCES

Shareholders’ equity was $98.1 million at March 31, 2018, up $0.6 million from December 31, 2017. Book value and tangible book value per common share were $35.20 and $29.63, respectively, compared with $35.01 and $29.39, respectively, at December 31, 2017. Contributing to the increase in shareholders’ equity for year-to-date 2018 was net income of $2.0 million, partially offset by common stock dividends of $0.8 million. Accumulated other comprehensive loss consists of unrealized losses on securities available-for-sale, net of tax, of $0.6 million as of March 31, 2018.

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

	March 31, 2018		December 31, 2017
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	12.70%	12.32%	12.94%	12.54%
Tier 1 Capital (to risk-weighted assets)	10.54	11.42	10.73	11.64
Common Equity Tier 1 Capital (to risk-weighted assets)	10.54	11.42	10.73	11.64
Tier 1 Capital (to average assets)	8.56	9.27	8.53	9.25

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

The Federal Reserve Board (FRB) and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Salisbury. The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of March 31, 2018, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During the three month period ended March 31, 2018, Salisbury paid $780,000 in dividends on common stock.

On April 27, 2018, the Board of Directors of Salisbury declared a dividend of $0.28 per common share payable on May 25, 2018 to shareholders of record on May 11, 2018. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations; and
(f)	other risks identified from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s and the Bank’s financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2018 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2018, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel increase in interest rates – upward shift in market interest rates ranging from 360 basis points for the 2-year Treasury rates to 300 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2018, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels, except for year two in the immediately falling interest rate scenario.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of March 31, 2018.

As of March 31, 2018	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(9.57)%	2.48%
Immediately falling interest rates - 100bp (static growth assumptions)	(1.80)	(6.38)
Immediately rising interest rates + 400bp (static growth assumptions)	(3.38)	(7.82)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2018 (in thousands)	Rates up 100bp	Rates up 200bp
Municipal bonds	(93)	(180)
Mortgage backed securities	(1,067)	(2,423)
Collateralized mortgage obligations	(429)	(888)
SBA pools	(981)	(1,863)
Other	(107)	(210)
Total available-for-sale debt securities	$(2,677)	$(5,564)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2018.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

During the three months ended March 31, 2018, there were no material changes to the risk factors previously disclosed in Salisbury’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed December 10, 2015).
10.1	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and subject to approval by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement filed April 10, 2017).
10.2	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).
10.3	Change in Control Agreement with Peter Albero dated January 26, 2018 (incorporated by reference to Exhibit 10.18 of Form 10-K filed March 15, 2018).
21.1	Subsidiaries of the Registrant.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 10, 2018	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 10, 2018	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

