Form 10-Q
period 2018-06-30
SALISBURY BANCORP INC
filed 2018-08-08
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 8, 2018 is 2,804,881.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and due from banks	$5,953	$9,357
Interest bearing demand deposits with other banks	71,520	39,129
Total cash and cash equivalents	77,473	48,486
Securities
Available-for-sale at fair value	85,057	78,212
CRA mutual fund	825	835
Federal Home Loan Bank of Boston stock at cost	4,988	3,813
Loans held-for-sale	206	669
Loans receivable, net (allowance for loan losses: $7,381 and $6,776)	872,796	801,703
Other real estate owned	478	719
Bank premises and equipment, net	18,811	16,401
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,279 and $4,043)	1,601	1,837
Accrued interest receivable	3,025	2,665
Cash surrender value of life insurance policies	14,544	14,381
Deferred taxes	1,101	677
Other assets	2,060	2,771
Total Assets	$1,096,780	$986,984
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$215,149	$220,536
Demand (interest bearing)	147,120	142,575
Money market	228,918	190,953
Savings and other	172,701	144,600
Certificates of deposit	133,593	116,831
Total deposits	897,481	815,495
Repurchase agreements	1,691	1,668
Federal Home Loan Bank of Boston advances	79,538	54,422
Subordinated debt	9,823	9,811
Note payable	297	313
Capital lease liability	3,147	1,835
Accrued interest and other liabilities	5,623	5,926
Total Liabilities	997,600	889,470
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,885,788 and 2,872,578
Outstanding: 2,803,126 and 2,785,216	280	279
Unearned compensation - restricted stock awards	(983)	(606)
Paid-in capital	43,727	42,998
Retained earnings	57,002	54,664
Accumulated other comprehensive (loss) income, net	(846)	179
Total Shareholders' Equity	99,180	97,514
Total Liabilities and Shareholders' Equity	$1,096,780	$986,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share amounts)	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$9,007	$8,126	$17,656	$16,347
Interest on debt securities:
Taxable	532	354	992	672
Tax exempt	29	113	61	277
Other interest and dividends	181	94	340	176
Total interest and dividend income	9,749	8,687	19,049	17,472
Interest expense
Deposits	997	578	1,774	1,094
Repurchase agreements	1	1	3	1
Capital lease	48	20	83	37
Note payable	4	5	9	7
Subordinated debt	156	156	312	312
Federal Home Loan Bank of Boston advances	500	266	833	528
Total interest expense	1,706	1,026	3,014	1,979
Net interest and dividend income	8,043	7,661	16,035	15,493
Provision for loan losses	467	364	793	716
Net interest and dividend income after provision for loan losses	7,576	7,297	15,242	14,777
Non-interest income
Trust and wealth advisory	949	892	1,843	1,746
Service charges and fees	892	902	1,760	1,863
(Losses) gains on sales of mortgage loans, net	(1)	30	17	79
Mortgage servicing, net	84	31	167	76
Losses on CRA mutual fund	(7)	—	(20)	—
Gain (losses) on available-for-sale securities, net	17	(14)	16	(14)
Other	124	110	249	223
Total non-interest income	2,058	1,951	4,032	3,973
Non-interest expense
Salaries	2,939	2,668	5,785	5,437
Employee benefits	969	831	2,128	1,919
Premises and equipment	1,101	907	2,125	1,802
Data processing	556	504	1,042	977
Professional fees	611	764	1,230	1,481
OREO gains, (losses) and (write-downs)	1	—	53	145
Collections and other real estate owned	235	155	316	312
FDIC insurance	123	98	253	247
Marketing and community support	222	152	463	403
Amortization of core deposit intangibles	116	126	236	253
Other	544	546	965	1,079
Total non-interest expense	7,417	6,751	14,596	14,055
Income before income taxes	2,217	2,497	4,678	4,695
Income tax provision	318	615	763	1,208
Net income	$1,899	$1,882	$3,915	$3,487
Net income allocated to common stock	$1,877	$1,867	$3,873	$3,461
Basic earnings per common share	$0.68	$0.68	$1.40	$1.26
Weighted average common shares outstanding, to calculate basic earnings per share	2,762	2,757	2,760	2,753
Diluted earnings per common share	$0.68	$0.67	$1.39	$1.25
Weighted average common shares outstanding, to calculate diluted earnings per share	2,779	2,775	2,780	2,772
Common dividends per share	$0.28	$0.28	$0.56	$0.56

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2018	2017	2018	2017
Net income	$1,899	$1,882	$3,915	$3,487
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(279)	106	(1,297)	122
Reclassification of net realized losses (gains) and write-downs in net income (1)	(17)	14	(16)	14
Unrealized (losses) gains on securities available-for-sale	(296)	120	(1,313)	136
Income tax benefit (expense)	62	(40)	272	(46)
Unrealized (losses) gains on securities available-for-sale, net of tax	(234)	80	(1,041)	90
Comprehensive income	$1,665	$1,962	$2,874	$3,577

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending June 30, 2018 and 2017 are $6 thousand and $5 thousand respectively. The net tax effect for the six month periods ending June 30, 2018 and 2017 are $3 thousand and $5 thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Six months ended June 30, 2018 and 2017

(dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comp- rehensive	Total shareholders'
	Shares	Amount	capital	earnings	awards	income	equity
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income for period	—	—	—	3,487	—	—	3,487
Other comprehensive income, net of tax	—	—	—	—	—	90	90
Common stock dividends declared	—	—	—	(1,555)	—	—	(1,555)
Stock options exercised	12,150	1	312	—	—	—	313
Issuance of restricted stock awards	10,950	2	426	—	(428)	—	—
Forfeiture of restricted stock awards	(200)	—	(3)	—	3	—	—
Issuance of vested common stock for directors	2,056	—	81	—	—	—	81
Issuance of director's restricted stock awards	2,024	—	83	—	(83)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	122	—	122
Balances at June 30, 2017	2,785,066	$279	$42,984	$53,453	$(738)	$567	$96,545
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income	—	—	—	3,915	—	—	3,915
Adoption of ASU 2016-01	—	—	—	(16)	—	16	—
Other comprehensive loss, net of tax	—	—	—	—	—	(1,041)	(1,041)
Common stock dividends declared	—	—	—	(1,561)	—	—	(1,561)
Issuance of restricted stock awards	9,250	—	410	—	(410)	—	—
Stock options exercised	4,700	1	144	—	—	—	145
Issuance of director's restricted stock awards	3,960	—	175	—	(175)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	208	—	208
Balances at June 30, 2018	2,803,126	$280	$43,727	$57,002	$(983)	$(846)	$99,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2018	2017
Operating Activities
Net income	$3,915	$3,487
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	29	77
Bank premises and equipment	820	648
Core deposit intangible	236	253
Modification fees on Federal Home Loan Bank of Boston advances	116	114
Subordinated debt issuance costs	12	11
Mortgage servicing rights	23	136
Fair value adjustment on loans	(462)	(744)
Fair value adjustment on deposits	(21)	(47)
(Gains) and losses, including write-downs
(Gain) loss and write-downs on sales and calls of securities available-for-sale, net	(16)	14
Loss on CRA mutual fund	20	—
Gain on sales of loans, excluding capitalized servicing rights	(10)	(59)
Write-downs of other real estate owned	53	145
Loss on sale/disposals of premises and equipment	1	1
Provision for loan losses	793	716
Proceeds from loans sold	679	3,463
Loans originated for sale	(206)	(3,998)
(Increase) decrease in deferred loan origination fees and costs, net	(161)	47
Mortgage servicing rights originated	(7)	(38)
Increase in mortgage servicing rights impairment reserve	—	1
(Increase) decrease in interest receivable	(355)	133
Deferred tax benefit	(152)	—
Increase (decrease) in prepaid expenses	129	(104)
Increase in cash surrender value of life insurance policies	(163)	(173)
Decrease in income tax receivable	606	76
(Increase) decrease in other assets	(17)	802
Increase in accrued expenses	(317)	(996)
Increase (decrease) in interest payable	123	(2)
Increase in other liabilities	(109)	58
Stock based compensation-restricted stock awards	208	122
Net cash provided by operating activities	5,767	4,143
Investing Activities
Purchase of Federal Home Loan Bank of Boston stock, net of redemptions	(1,175)	(241)
Purchases of securities available-for-sale	(26,248)	(25,116)
Proceeds from sales of securities available-for-sale	8,410	—
Proceeds from calls of securities available-for-sale	945	9,221
Proceeds from maturities of securities available-for-sale	8,706	14,547
Reinvestment of CRA mutual fund	(10)	—
Loan originations and principal collections, net	(63,442)	(2,091)
Recoveries of loans previously charged off	27	100
Proceeds from sales of other real estate owned	188	177
Capital expenditures	(1,097)	(795)
Cash and cash equivalents (paid) acquired from acquisition	(298)	22,375
Net cash (utilized) provided by investing activities	(73,994)	18,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2018	2017
Financing Activities
Increase (decrease) in deposit transaction accounts, net	56,901	(2,418)
Increase in time deposits, net	16,783	603
Decrease in securities sold under agreements to repurchase, net	23	(3,409)
Federal Home Loan Bank of Boston advances	52,000	10,000
Principal payments on Federal Home Loan Bank of Boston advances	(27,000)	—
Principal payments on note payable	(16)	(17)
Decrease in capital lease obligation	(61)	(11)
Stock options exercised	145	313
Issuance of shares for directors' fees	—	81
Common stock dividends paid	(1,561)	(1,555)
Net cash provided by financing activities	97,214	3,587
Net increase in cash and cash equivalents	28,987	25,907
Cash and cash equivalents, beginning of period	48,486	35,485
Cash and cash equivalents, end of period	$77,473	$61,392
Cash paid during period
Interest	$2,784	$1,903
Income taxes	516	1,133
Non-cash transfers
From loans to other real estate owned	—	403
Capital lease obligation	1,373	—
Adoption of ASU 2016-01	16	—
Branch Acquisitions (1)
Cash and cash equivalents (paid) acquired	(298)	22,375
Net loans acquired	7,849	7,097
Fixed assets acquired (including capital lease in 2017)	761	1,605
Accrued interest receivable acquired	5	12
Other assets acquired	6	20
Core deposit intangible	—	632
Goodwill	—	1,275
Deposits assumed	8,323	31,433
Capital lease assumed	—	1,580
Other liabilities assumed	—	3

(1) Branch acquisition of Empire State Bank in 2017 and Orange Bank and Trust in 2018.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Salisbury and the consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

The allowance for loan losses is a significant accounting policy and is presented in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis, which provides information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

Impact of New Accounting Pronouncements Issued

In May 2014, August 2015, May 2016, and December 2016, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, 2015-14, 2016-12, and 2016-20, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Bank completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, and merchant income. Salisbury's revenue recognition policies conformed to Topic 606. As a result, no changes were required to prior period financial statements due to the adoption of this ASU and no changes in revenue recognition were required in the three and six month periods ending June 30, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Salisbury adopted the provisions of this ASU effective January 1, 2018. Adoption of this ASU did not have a material impact on Salisbury's financial statements. In accordance with (5) above, Salisbury measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion (see note 10).

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. Salisbury does not expect ASU 2016-02 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Salisbury has opted to recognize forfeitures as they occur as the impact is not expected to be material. Salisbury adopted ASU 2016-09 as of January 1, 2017. Adoption contributed a $105 thousand benefit to the tax provision in the second quarter 2017 and did not have a material effect on the financial results for the twelve month period ended December 31, 2017.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Salisbury is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on Salisbury's Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Entities are required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. Salisbury adopted ASU 2016-15 on January 1, 2018. ASU 2016-15 did not have a material impact on Salisbury's Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." This ASU is intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set of inputs, processes, and outputs is not a business. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities should apply the guidance prospectively on or after the effective date. Salisbury adopted ASU 2017-01 on January 1, 2018. ASU 2017-01 did not impact Salisbury's Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU is intended to allow companies to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The FASB is researching whether similar amendments should be considered for other entities, including public business entities. ASU 2017-04 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Entities should apply the guidance prospectively. Salisbury is currently evaluating the provisions of ASU 2017-04 to determine the potential impact the new standard will have on Salisbury's Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU will amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Entities should apply the guidance on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Salisbury is currently evaluating the provisions of ASU 2017-08 and does not expect that the adoption of the new standard will have a material impact on Salisbury's Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides clarity in the accounting guidance regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Entities should apply the guidance prospectively to an award modified on or after the adoption date. Salisbury adopted ASU 2017-09 on January 1, 2018. ASU 2017-09 did not impact Salisbury's Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
June 30, 2018
Available-for-sale
U.S. Government Agency notes	$2,497	$7	$—	$2,504
Municipal bonds	2,524	5	—	2,529
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	35,768	24	628	35,164
Collateralized mortgage obligations:
U.S. Government agencies	13,803	6	313	13,496
Non-agency	1,556	371	17	1,910
SBA bonds	26,480	32	515	25,997
Corporate bonds	3,500	30	73	3,457
Total securities available-for-sale	$86,128	$475	$1,546	$85,057
CRA mutual fund	$825	$—	$—	$825
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,988	$—	$—	$4,988
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2017
Available-for-sale
Municipal bonds	$3,476	$11	$1	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	45,983	152	267	45,868
Collateralized mortgage obligations:
U.S. Government agencies	10,462	2	87	10,377
Non-agency	2,271	410	17	2,664
SBA bonds	12,278	9	20	12,267
Corporate bonds	3,500	59	9	3,550
Total securities available-for-sale	$77,970	$643	$401	$78,212
CRA mutual fund	$835	$—	$—	$835
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,813	$—	$—	$3,813
(1)	Net of other–than-temporary impairment write-downs recognized in earnings.

Salisbury sold $8.4 million of available-for-sale securities during the six month period ended June 30, 2018 realizing a pre-tax gain of $16 thousand and a related tax expense of $3 thousand. Salisbury did not sell any available-for-sale securities during the three month period ended March 31, 2018 or the six month period ended June 30, 2017.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income (loss), the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

June 30, 2018 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Mortgage-backed securities	$13,447	$230	$18,039	$398	$31,486	$628
Collateralized mortgage obligations:
U.S. Government Agencies	8,604	313	—	—	8,604	313
Non-agency	21	1	—	—	21	1
SBA bonds	18,827	420	2,534	95	21,361	515
Corporate bonds	1,927	73	—	—	1,927	73
Total -temporarily impaired securities	$42,826	$1,037	$20,573	$493	$63,399	$1,530
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	—	—	81	16	81	16
Total temporarily impaired and other-than-temporarily impaired securities	$42,826	$1,037	$20,654	$509	$63,480	$1,546
December 31, 2017 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Municipal bonds	$479	$1	$—	$—	$479	$1
Mortgage-backed securities	15,914	99	17,892	168	33,806	267
Collateralized mortgage obligations
U.S. Government Agencies	9,317	87	—	—	9,317	87
Non-agency	—	—	77	3	77	3
SBA bonds	8,519	20	—	—	8,519	20
Corporate bonds	1,491	9	—	—	1,491	9
Total temporarily impaired securities	$35,720	$216	$17,969	$171	$53,689	$387
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	101	14	—	—	101	14
Total temporarily impaired and other-than-temporarily impaired securities	$35,821	$230	$17,969	$171	$53,790	$401

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

June 30, 2018 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government agency notes	After 5 years but within 10 years	$2,497	$2,504	3.67%
	Total	2,497	2,504	3.67
Municipal bonds	Within 1 year	277	278	4.33
	After 1 year but within 5 years	259	259	3.84
	After 10 years but within 15 years	1,988	1,992	6.13
	Total	2,524	2,529	5.69
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	35,768	35,164	2.36
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	13,803	13,496	3.07
	Non-agency	1,556	1,910	3.53
SBA bonds		26,480	25,997	3.12

Corporate bonds	After 5 years but within 10 years	3,500	3,457	5.57
Securities available-for-sale		$86,128	$85,057	3.00%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2018.

U.S. Government agency mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Twenty-eight securities had unrealized losses at June 30, 2018, which approximated 2.29% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Fourteen securities had unrealized losses at June 30, 2018, which approximated 2.36% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2018.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Three securities had unrealized losses at June 30, 2018, which approximated 3.65% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore management does not consider these investments to be other-than temporarily impaired at June 30, 2018.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at June 30, 2018, to assess whether any of the securities were OTTI. Two security had unrealized losses at June 30, 2018, which approximated 14.38% of its amortized cost. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the other non-agency CMO securities not to have additional OTTI and all other CMO securities not to be OTTI as of June 30, 2018. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Six months ended June 30 (in thousands)	2018	2017
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of June 30, 2018. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	June 30, 2018	December 31, 2017
(In thousands)	Total Loans	Total Loans
Residential 1-4 family	$335,383	$317,639
Residential 5+ multifamily	25,775	18,108
Construction of residential 1-4 family	12,035	11,197
Home equity lines of credit	33,930	33,771
Residential real estate	407,123	380,715
Commercial	272,395	249,311
Construction of commercial	11,544	9,988
Commercial real estate	283,939	259,299
Farm land	4,432	4,274
Vacant land	8,847	7,883
Real estate secured	704,341	652,171
Commercial and industrial	150,911	132,731
Municipal	18,608	17,494
Consumer	4,867	4,794
Loans receivable, gross	878,727	807,190
Deferred loan origination fees and costs, net	1,450	1,289
Allowance for loan losses	(7,381)	(6,776)
Loans receivable, net	$872,796	$801,703
Loans held-for-sale
Residential 1-4 family	$206	$669

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Residential 1-4 family	$324,483	$6,049	$4,851	$—	$—	$335,383
Residential 5+ multifamily	23,595	1,172	1,008	—	—	25,775
Construction of residential 1-4 family	12,035	—	—	—	—	12,035
Home equity lines of credit	33,086	325	519	—	—	33,930
Residential real estate	393,199	7,546	6,378	—	—	407,123
Commercial	258,580	3,272	10,543	—	—	272,395
Construction of commercial	11,182	—	362	—	—	11,544
Commercial real estate	269,762	3,272	10,905	—	—	283,939
Farm land	4,202	—	230	—	—	4,432
Vacant land	8,774	73	—	—	—	8,847
Real estate secured	675,937	10,891	17,513	—	—	704,341
Commercial and industrial	148,309	1,710	892	—	—	150,911
Municipal	18,608	—	—	—	—	18,608
Consumer	4,839	28	—	—	—	4,867
Loans receivable, gross	$847,693	$12,629	$18,405	$—	$—	$878,727
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Residential 1-4 family	$307,240	$6,452	$3,947	$—	$—	$317,639
Residential 5+ multifamily	16,129	957	1,022	—	—	18,108
Construction of residential 1-4 family	11,197	—	—	—	—	11,197
Home equity lines of credit	32,891	710	170	—	—	33,771
Residential real estate	367,457	8,119	5,139	—	—	380,715
Commercial	232,492	4,456	12,363	—	—	249,311
Construction of commercial	9,622	—	366	—	—	9,988
Commercial real estate	242,114	4,456	12,729	—	—	259,299
Farm land	4,024	—	250	—	—	4,274
Vacant land	7,806	77	—	—	—	7,883
Real estate secured	621,401	12,652	18,118	—	—	652,171
Commercial and industrial	129,219	2,536	976	—	—	132,731
Municipal	17,494	—	—	—	—	17,494
Consumer	4,744	50	—	—	—	4,794
Loans receivable, gross	$772,858	$15,238	$19,094	$—	$—	$807,190

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
June 30, 2018
Residential 1-4 family	$333,436	$370	$33	$527	$1,017	$1,947	$—	$2,052
Residential 5+ multifamily	25,546	229	—	—	—	229	—	145
Construction of residential 1-4 family	12,035	—	—	—	—	—	—	—
Home equity lines of credit	33,493	78	—	359	—	437	359	60
Residential real estate	404,510	677	33	886	1,017	2,613	359	2,257
Commercial	269,513	—	465	776	1,641	2,882	—	2,418
Construction of commercial	11,287	—	—	—	257	257	—	257
Commercial real estate	280,800	—	465	776	1,898	3,139	—	2,675
Farm land	4,432	—	—	—	—	—	—	230
Vacant land	8,847	—	—	—	—	—	—	—
Real estate secured	698,589	677	498	1,662	2,915	5,752	359	5,162
Commercial and industrial	150,198	314	39	—	360	713	—	360
Municipal	18,608	—	—	—	—	—	—	—
Consumer	4,849	16	2	—	—	18	—	—
Loans receivable, gross	$872,244	$1,007	$539	$1,662	$3,275	$6,483	$359	$5,522

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2017
Residential 1-4 family	$314,798	$1,410	$165	$156	$1,110	$2,841	$—	$2,045
Residential 5+ multifamily	18,108	—	—	—	—	—	—	151
Construction of residential 1-4 family	11,197	—	—	—	—	—	—	—
Home equity lines of credit	33,219	75	477	—	—	552	—	66
Residential real estate	377,322	1,485	642	156	1,110	3,393	—	2,262
Commercial	244,869	1,888	758	—	1,796	4,442	—	3,364
Construction of commercial	9,730	—	—	—	258	258	—	258
Commercial real estate	254,599	1,888	758	—	2,054	4,700	—	3,622
Farm land	4,032	242	—	—	—	242	—	250
Vacant land	7,883	—	—	—	—	—	—	—
Real estate secured	643,836	3,615	1,400	156	3,164	8,335	—	6,134
Commercial and industrial	131,991	131	218	391	—	740	31	470
Municipal	17,494	—	—	—	—	—	—	—
Consumer	4,752	34	8	—	—	42	—	—
Loans receivable, gross	$798,073	$3,780	$1,626	$547	$3,164	$9,117	$31	$6,604

One CRE loan of $686 thousand was modified in troubled debt restructurings for a rate reduction in the second quarter of 2018. One CRE loan of $600 thousand modified in troubled debt restructurings for term extension and amortization in the second quarter 2017.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended June 30, 2018					Three months ended June 30, 2017
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$1,982	$24	$—	$1	$2,007	$1,990	$(38)	$(37)	$2	$1,917
Residential 5+ multifamily	216	42	—	—	258	84	32	—	—	116
Construction of residential 1-4 family	74	8	—	—	82	77	(6)	—	—	71
Home equity lines of credit	233	1	—	—	234	330	(81)	—	—	249
Residential real estate	2,505	75	—	1	2,581	2,481	(93)	(37)	2	2,353
Commercial	2,666	259	(149)	—	2,776	1,989	348	—	1	2,338
Construction of commercial	93	9	—	—	102	33	13	—	—	46
Commercial real estate	2,759	268	(149)	—	2,878	2,022	361	—	1	2,384
Farm land	33	4	—	—	37	39	(16)	—	—	23
Vacant land	131	3	—	—	134	150	(19)	—	—	131
Real estate secured	5,428	350	(149)	1	5,630	4,692	233	(37)	3	4,891
Commercial and industrial	938	201	—	5	1,144	916	193	(120)	12	1,001
Municipal	30	(1)	—	—	29	54	(36)	—	—	18
Consumer	61	3	(6)	5	63	93	(10)	(15)	1	69
Unallocated	601	(86)	—	—	515	530	(16)	—	—	514
Totals	$7,058	$467	$(155)	$11	$7,381	$6,285	$364	$(172)	$16	$6,493

	Six months ended June 30, 2018					Six months ended June 30, 2017
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$1,862	$154	$(10)	$1	$2,007	$1,925	$69	$(80)	$3	$1,917
Residential 5+ multifamily	155	103	—	—	258	62	54	—	—	116
Construction of residential 1-4 family	75	7	—	—	82	91	(20)	—	—	71
Home equity lines of credit	236	(3)	—	1	234	348	(100)	—	1	249
Residential real estate	2,328	261	(10)	2	2,581	2,426	3	(80)	4	2,353
Commercial	2,547	377	(149)	1	2,776	1,919	578	(188)	29	2,338
Construction of commercial	80	22	—	—	102	38	8	—	—	46
Commercial real estate	2,627	399	(149)	1	2,878	1,957	586	(188)	29	2,384
Farm land	32	5	—	—	37	28	10	(15)	—	23
Vacant land	131	3	—	—	134	170	(39)	—	—	131
Real estate secured	5,118	668	(159)	3	5,630	4,581	560	(283)	33	4,891
Commercial and industrial	984	159	(10)	11	1,144	1,080	(16)	(121)	58	1,001
Municipal	30	(1)	—	—	29	53	(35)	—	—	18
Consumer	81	14	(45)	13	63	76	30	(46)	9	69
Unallocated	563	(48)	—	—	515	337	177	—	—	514
Totals	$6,776	$792	$(214)	$27	$7,381	$6,127	$716	$(450)	$100	$6,493

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2018
Residential 1-4 family	$329,834	$1,890	$5,549	$117	$335,383	$2,007
Residential 5+ multifamily	24,092	258	1,683	—	25,775	258
Construction of residential 1-4 family	12,035	82	—	—	12,035	82
Home equity lines of credit	33,823	232	107	2	33,930	234
Residential real estate	399,784	2,462	7,339	119	407,123	2,581
Commercial	267,118	2,633	5,277	143	272,395	2,776
Construction of commercial	11,182	102	362	—	11,544	102
Commercial real estate	278,300	2,735	5,639	143	283,939	2,878
Farm land	4,202	37	230	—	4,432	37
Vacant land	8,653	131	194	3	8,847	134
Real estate secured	690,939	5,365	13,402	265	704,341	5,630
Commercial and industrial	150,403	1,144	508	—	150,911	1,144
Municipal	18,608	29	—	—	18,608	29
Consumer	4,867	63	—	—	4,867	63
Unallocated allowance	—	515	—	—	—	515
Totals	$864,817	$7,116	$13,910	$265	$878,727	$7,381

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2017
Residential 1-4 family	$312,456	$1,759	$5,183	$103	$317,639	$1,862
Residential 5+ multifamily	16,361	154	1,747	1	18,108	155
Construction of residential 1-4 family	11,197	75	—	—	11,197	75
Home equity lines of credit	33,658	235	113	1	33,771	236
Residential real estate	373,672	2,223	7,043	105	380,715	2,328
Commercial	243,602	2,432	5,709	115	249,311	2,547
Construction of commercial	9,622	80	366	—	9,988	80
Commercial real estate	253,224	2,512	6,075	115	259,299	2,627
Farm land	4,024	32	250	—	4,274	32
Vacant land	7,684	129	199	3	7,883	132
Real estate secured	638,604	4,896	13,567	223	652,171	5,119
Commercial and industrial	132,212	952	519	32	132,731	984
Municipal	17,494	30	—	—	17,494	30
Consumer	4,794	80	—	—	4,794	80
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

1 Includes amounts reflecting ASC 310-30 accounting for purchased loans with deteriorated credit quality with respect to deterioration in credit quality that occurs subsequent to origination and which makes it probable that the Company will be unable to collect all contractually required payments from the borrower. ASC 310-30 loans and allowance were $1.8 million and $0, respectively for June 30, 2018 and $2.4 million and $92,000, respectively for December 31, 2017.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

June 30, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$855,379	$6,426	$—	$—	$855,379	$6,426
Potential problem loans [1]	9,438	175	—	—	9,438	175
Impaired loans	—	—	13,910	265	13,910	265
Unallocated allowance	—	515	—	—	—	515
Totals	$864,817	$7,116	$13,910	$265	$878,727	$7,381

December 31, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$783,206	$5,619	$—	$—	$783,206	$5,619
Potential problem loans [1]	9,898	339	—	—	9,898	339
Impaired loans	—	—	14,086	255	14,086	255
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2018
Residential	$3,331	$3,382	$3,965	$117	$57	$3,901	$4,936	$2,976	$63
Home equity lines of credit	47	47	47	2	1	60	113	63	—
Residential real estate	3,378	3,429	4,012	119	58	3,961	5,049	3,039	63
Commercial	1,818	1,843	2,026	143	30	3,459	4,941	3,027	43
Construction of commercial	—	—	15	—	—	362	386	348	3
Farm land	—	—	—	—	—	230	443	240	—
Vacant land	43	43	44	3	1	151	173	153	5
Real estate secured	5,239	5,315	6,097	265	89	8,163	10,992	6,807	114
Commercial and industrial	—	—	74	—	—	508	607	439	1
Consumer	—	—	—	—	—	—	4	—	—
Totals	$5,239	$5,315	$6,171	$265	$89	$8,671	$11,603	$7,246	$115

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2017
Residential	$3,395	$3,501	$3,451	$137	$53	$3,460	$4,198	$3,597	$57
Home equity lines of credit	47	49	99	1	1	135	186	183	10
Residential real estate	3,442	3,550	3,550	138	54	3,595	4,384	3,780	67
Commercial	2,404	2,798	3,212	250	37	3,764	4,855	3,251	65
Construction of commercial	112	118	16	—	4	258	272	355	—
Farm land	—	—	—	—	—	986	1,151	982	—
Vacant land	45	45	45	3	1	159	184	162	6
Real estate secured	6,003	6,511	6,823	391	96	8,762	10,846	8,530	138
Commercial and industrial	110	110	16	32	—	79	112	124	4
Consumer	—	—	—	—	—	—	7	2	—
Totals	$6,113	$6,621	$6,839	$423	$96	$8,841	$10,965	$8,656	$142

NOTE 4 - MORTGAGE SERVICING RIGHTS

(in thousands)	June 30, 2018	December 31, 2017
Residential mortgage loans serviced for others	$113,773	$117,538
Fair value of mortgage servicing rights	1,044	1,010

Changes in mortgage servicing rights are as follows:

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2018	2017	2018	2017
Mortgage Servicing Rights
Balance, beginning of period	$228	$296	$233	$339
Originated	—	14	7	38
Amortization (1)	(11)	(69)	(23)	(136)
Balance, end of period	$217	$241	$217	$241
Valuation Allowance
Balance, beginning of period	$—	$(25)	$—	$(23)
Decrease (increase) in impairment reserve (1)	—	1	—	(1)
Balance, end of period	—	(24)	—	(24)
Mortgage servicing rights, net	$217	$217	$217	$217
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	June 30, 2018	December 31, 2017
Securities available-for-sale (at fair value)	$70,881	$67,377
Loans receivable (at book value)	219,286	204,354
Total pledged assets	$290,167	$271,731

At June 30, 2018, securities were pledged as follows: $66.7 million to secure public deposits, $4.2 million to secure repurchase agreements and $0.1 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share data)	2018	2017	2018	2017
Net income	$1,899	$1,882	$3,915	$3,487
Less: Undistributed earnings allocated to participating securities	(22)	(15)	(42)	(26)
Net income allocated to common stock	$1,877	$1,867	$3,873	$3,461
Weighted average common shares issued	2,794	2,780	2,790	2,773
Less: Unvested restricted stock awards	(32)	(23)	(30)	(20)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,762	2,757	2,760	2,753
Add: Dilutive effect of unvested restricted stock awards	17	18	20	19
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,779	2,775	2,780	2,772
Earnings per common share (basic)	$0.68	$0.68	$1.40	$1.26
Earnings per common share (diluted)	$0.68	$0.67	$1.39	$1.25

NOTE 7 – SHAREHOLDERS' EQUITY

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

In July 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for bank holding companies and their bank subsidiaries. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Company. The rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2018
Total Capital (to risk-weighted assets)
Salisbury	$102,646	12.27%	$66,906	8.0%	$	n/a	—
Bank	99,666	11.92	66,906	8.0		83,633	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	85,138	10.18	50,180	6.0		n/a	—
Bank	92,158	11.02	50,180	6.0		66,906	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	85,138	10.18	37,635	4.5		n/a	—
Bank	92,158	11.02	37,635	4.5		54,361	6.5
Tier 1 Capital (to average assets)
Salisbury	85,138	8.30	41,048	4.0		n/a	—
Bank	92,158	8.98	41,048	4.0		51,310	5.0
December 31, 2017
Total Capital (to risk-weighted assets)
Salisbury	$98,920	12.94%	$61,154	8.0%	$	n/a	—
Bank	95,810	12.54	61,130	8.0		76,413	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	45,865	6.0		n/a	—
Bank	88,924	11.64	45,848	6.0		61,130	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	34,399	4.5		n/a	—
Bank	88,924	11.64	34,386	4.5		49,668	6.5
Tier 1 Capital (to average assets)
Salisbury	82,034	8.53	38,461	4.0		n/a	—
Bank	88,924	9.25	38,461	4.0		48,076	5.0

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

NOTE 8 – BENEFITS

Salisbury's 401(k) Plan expense was $238 thousand and $187 thousand, respectively, for the three month periods ended June 30, 2018 and 2017, and $520 thousand and $472 thousand, respectively, for the six month periods ended June 30, 2018 and 2017. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was ($24) thousand and $17 thousand, respectively, for the three month periods ended June 30, 2018 and 2017, and $2 thousand and $36 thousand, respectively, for the six month periods ended June 30, 2018 and 2017. The credit in the current quarter reflected a reduction of the Bank's liability associated with split-dollar life insurance arrangements for employees who left the Bank in 2017.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vests in full upon six years of qualified service. Salisbury's ESOP expense was $66 thousand and $15 thousand, respectively, for the three month periods ended June 30, 2018 and 2017, and $127 thousand and $49 thousand, respectively, for the six month periods ended June 30, 2018 and 2017.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $28 thousand and $21 thousand, respectively, for the three month periods ended June 30, 2018 and 2017, and $57 thousand and $41 thousand, respectively, for the six month periods ended June 30, 2018 and 2017.

On January 19, 2018, the Compensation Committee granted a total of 53,500 Phantom Stock Appreciation Units pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”), including 20,000 units to three Named Executive Officers. Mr. Cantele received 10,000 units, Mr. Davies received 5,000 units and Mr. Albero received 5,000 units. The units will vest on the third anniversary of the grant date. Salisbury's expense for all Phantom Stock Appreciation Units was $60 thousand and ($8) thousand, respectively, for the three month periods ended June 30, 2018 and 2017, and $120 thousand and $35 thousand, respectively, for the six month periods ended June 30, 2018 and 2017.

Grants of Restricted Stock and Options

Restricted stock

Restricted stock expense was $83 thousand and $61 thousand, respectively, for the three month periods ended June 30, 2018 and 2017, and $208 thousand and $120 thousand, respectively, for the six month periods ended June 30, 2018 and 2017. In second quarter 2018, Salisbury granted a total of 13,210 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was $585,000. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of June 30, 2018 and 2017 totaled $983 thousand and $738 thousand, respectively and as of March 31, 2018 and 2017 totaled $493 thousand and $288 thousand, respectively. There were no forfeitures in the second quarter of 2018 and 2017 and year to date for 2018 and 2017 there were 0 and 200 shares, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the second quarter, there were 3,350 stock options exercised at $31.11 by two employees and in the first quarter 2018, 1,350 stock options were exercised at $31.11 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury. In the first quarter 2017, 12,150 stock options were exercised at $25.93 by former Riverside Bank executives. No stock options were exercised in the second quarter 2017.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Unrealized (losses) gains on securities available-for-sale, net of tax	$(846)	$179
Accumulated other comprehensive (loss) income, net	$(846)	$179

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

Salisbury adopted ASC 2016-01, “Financial Instruments – overall (subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires the exit price notion to be used when measuring the fair value of financial instruments for disclosure. Salisbury estimated the fair value of its loan portfolio based on a loan-level assessment that incorporated probabilities of default by loan type and internal risk rating, product-level loss given defaults and prepayment rates as well as discount rates.

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2018.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2018
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$2,504	$—	$2,504
Municipal bonds	—	2,529	—	2,529
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	35,164	—	35,164
Collateralized mortgage obligations:
U.S. Government agencies	—	13,496	—	13,496
Non-agency	—	1,910	—	1,910
SBA bonds	—	25,997	—	25,997
Corporate bonds	—	3,457	—	3,457
Securities available-for-sale	$—	$85,057	$—	$85,057
CRA mutual funds	825	—	—	825
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,980	$4,980
Other real estate owned	$—	$—	$478	$478
December 31, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$3,486	$—	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	45,868	—	45,868
Collateralized mortgage obligations:
U.S. Government agencies	—	10,377	—	10,377
Non-agency	—	2,664	—	2,664
SBA bonds	—	12,267	—	12,267
Corporate bonds	—	3,550	—	3,550
Securities available-for-sale	$—	$78,212	$—	$78,212
CRA mutual funds	835	—	—	835
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,863	$5,863
Other real estate owned	$—	$—	$719	$719

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2018
Financial Assets
Cash and cash equivalents	$77,473	$77,473	$77,473	$—	$—
Securities available-for-sale, net	85,057	85,057	—	85,057	—
CRA mutual fund	825	825	825	—	—
Federal Home Loan Bank of Boston stock	4,988	4,988	—	—	4,988
Loans held-for-sale	206	208	—	—	208
Loans receivable, net[1]	872,796	850,804	—	—	850,804
Accrued interest receivable	3,025	3,025	—	—	3,025
Cash surrender value of life insurance policies	14,544	14,544	14,544	—	—
Financial Liabilities
Demand (non-interest-bearing)	$215,149	$215,149	$—	$—	$215,149
Demand (interest-bearing)	147,120	147,120	—	—	147,120
Money market	228,918	228,918	—	—	228,918
Savings and other	172,701	172,701	—	—	172,701
Certificates of deposit	133,593	133,032	—	—	133,032
Deposits	897,481	896,920	—	—	896,920
Repurchase agreements	1,691	1,691	—	—	1,691
FHLBB advances	79,538	79,647	—	—	79,647
Subordinated debt	9,823	10,098	—	—	10,098
Note payable	297	308	—	—	308
Capital lease liability	3,147	3,442	—	—	3,442
Accrued interest payable	222	222	—	—	222
December 31, 2017
Financial Assets
Cash and cash equivalents	$48,486	$48,486	$48,486	$—	$—
Securities available-for-sale, net	78,212	78,212	—	78,212	—
CRA mutual fund	835	835	835	—	—
Federal Home Loan Bank of Boston stock	3,813	3,813	—	—	3,813
Loans held-for-sale	669	669	—	—	669
Loans receivable, net[1]	801,703	816,451	—	—	816,451
Accrued interest receivable	2,665	2,665	—	—	2,665
Cash surrender value of life insurance policies	14,381	14,381	14,381	—	—
Financial Liabilities
Demand (non-interest-bearing)	$220,536	$220,536	$—	$—	$220,536
Demand (interest-bearing)	142,575	142,575	—	—	142,575
Money market	190,953	190,953	—	—	190,953
Savings and other	144,600	144,600	—	—	144,600
Certificates of deposit	116,831	115,290	—	—	115,290
Deposits	815,495	813,954	—	—	813,954
Repurchase agreements	1,668	1,668	—	—	1,668
FHLBB advances	54,422	54,918	—	—	54,918
Subordinated debt	9,811	10,313	—	—	10,313
Note payable	313	341	—	—	341
Capital lease liability	1,835	2,161	—	—	2,161
Accrued interest payable	99	99	—	—	99

1 In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 11 – SUBSEQUENT EVENTS

On July 27, 2018 the Board of Directors declared a dividend of $0.28 per common share payable on August 31, 2018 to shareholders of record as of August 11, 2018.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10 K for the year ended December 31, 2017. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Provision and Allowance for Loan Losses” section of Management's Discussion and Analysis.

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

Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration Salisbury expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, Salisbury estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which Salisbury expects to be entitled. Variable consideration is included in the transaction price if, in Salisbury's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of Salisbury's anticipated performance and all information (historical, current, and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, Salisbury does not assess whether a significant financing component exists if the period between when Salisbury performs its obligations under the contract and when the customer pays is one year or less. None of the Salisbury's contracts contained a significant financing component as of June 30, 2018.

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

Product revenue is generally recognized when the customer obtains control of Salisbury's product, which occurs at a point in time, and are generally upon completion of the service based on the terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Salisbury generally measures its progress based on the right to invoice. Salisbury uses the right to invoice measure of progress when Salisbury has a right to invoice the customer for an amount that corresponds directly with the value to the customer of Salisbury's performance to date. Under the right to invoice measure of progress, revenues are recorded equal to the amount Salisbury could invoice the customer. The right to invoice is generally determined by the passage of time during which the service is performed.

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

Interchange Fees

Salisbury earns interchange fee revenue through customers' use of the Bank's debit cards. Interchange fees are generally recognized as revenue at a point in time when customers make a purchase using their debit card.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that Salisbury disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain practical expedients that limit this requirement and, therefore, Salisbury does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which Salisbury has the right to invoice for services performed. All revenue accounted for under the scope of ASC 606 meets one of these two criteria.

FINANCIAL CONDITION

Securities and Short Term Funds

During the first six months of 2018, securities increased $8.0 million to $90.9 million at June 30, 2018. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $29.0 million to $77.5 million at June 30, 2018.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at June 30, 2018. As of June 30, 2018 one of these positions reflected a loss of $16 thousand while the remaining three positions reflected an unrealized gain of $32 thousand.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of June 30, 2018, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $71.1 million to $872.8 million at June 30, 2018, compared with $801.7 million at December 31, 2017. Gross loans receivable increased $71.5 million to $878.7 million at June 30, 2018, compared with $807 million at December 31, 2017. The increase in gross loans primarily reflected growth in the commercial real estate of $24.6 million, commercial and industrial loans of $18.2 million and residential mortgages of $26.4 million. Salisbury acquired approximately $8 million of loans as a result of the completion of its purchase of Orange Bank & Trust Company's Fishkill, N.Y. branch during the second quarter 2018.

Asset Quality

During the first six months of 2018, non-performing assets decreased $1.0 million primarily from the payoff of certain non-performing loans and write-downs on OREO properties of $54 thousand. During the first six months of 2018, total impaired and potential problem loans decreased by $0.6 million to $23.3 million, or 2.66% of gross loans receivable at June 30, 2018, from $24.0 million, or 2.97% of gross loans receivable at December 31, 2017.

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

Past Due Loans

Loans past due 30 days or more decreased $2.6 million for the six months ended June 30, 2018 to $6.5 million, or 0.74% of gross loans receivable compared with $9.1 million, or 1.13% of gross loans receivable at December 31, 2017.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Past due 30-59 days	$970	$2,594
Past due 60-89 days	539	942
Past due 90-179 days	359	31
Past due 180 days and over	—	—
Accruing loans	1,868	3,567
Past due 30-59 days	37	1,186
Past due 60-89 days	—	684
Past due 90-179 days	1,303	516
Past due 180 days and over	3,275	3,164
Non-accrual loans	4,615	5,550
Total loans past due 30 days or greater	$6,483	$9,117

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

Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans, excluding troubled debt restructured loans	$5,334	$5,450
Non-accrual troubled debt restructured loans	189	1,154
Accruing troubled debt restructured loans	8,387	7,482
Total impaired loans	$13,910	$14,086
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $1.0 million to $6.4 million, or 0.58% of assets at June 30, 2018, from $7.4 million, or 0.75% of assets at December 31, 2017.

The 13.5% decrease in non-performing assets in the first six months 2018 resulted primarily from loan payoffs of $1.8 million and a reduction of $0.2 million in real estate acquired in settlement of loans, partly offset by $1.3 million of loans placed on non-accrual.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Residential 1-4 family	$2,052	$2,045
Residential 5+ multifamily	145	151
Home equity lines of credit	60	66
Commercial	2,675	3,622
Farm land	230	250
Vacant land	—	—
Real estate secured	5,162	6,134
Commercial and industrial	360	470
Consumer	—	—
Non-accruing loans	5,522	6,604
Accruing loans past due 90 days and over	359	31
Non-performing loans	5,881	6,635
Real estate acquired in settlement of loans	478	719
Non-performing assets	$6,359	$7,354

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2018	December 31, 2017
Current	$905	$1,054
Past due 30-59 days	37	1,186
Past due 60-89 days	—	684
Past due 90-179 days	1,663	546
Past due 180 days and over	3,276	3,165
Total non-performing loans	$5,881	$6,635

At June 30, 2018, 15.39% of non-performing loans were current with respect to loan payments, compared with 15.89% at December 31, 2017.

Troubled Debt Restructured Loans

Troubled debt restructured loans improved slightly during first six months 2018 to $8.6 million, or 0.98% of gross loans receivable at June 30, 2018, compared to $8.6 million, or 1.07% of gross loans receivable at December 31, 2017.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Residential 1-4 family	$3,495	$3,138
Residential 5+ multifamily	1,539	1,595
Home equity lines of credit	47	47
Personal	—	—
Vacant land	194	199
Commercial	2,964	2,454
Real estate secured	8,239	7,433
Commercial and industrial	148	49
Accruing troubled debt restructured loans	8,387	7,482
Residential 1-4 family	44	269
Residential 5+ multifamily	145	151
Commercial	—	624
Real estate secured	189	1,044
Commercial and Industrial	—	110
Non-accrual troubled debt restructured loans	189	1,154
Troubled debt restructured loans	$8,576	$8,636

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2018	December 31, 2017
Current	$7,920	$7,293
Past due 30-59 days	467	189
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	8,387	7,482
Current	189	530
Past due 30-59 days	—	—
Past due 60-89 days	—	624
Past due 90-179 days	—	—
Past due 180 days and over	—	—
Non-accrual troubled debt restructured loans	189	1,154
Total troubled debt restructured loans	$8,576	$8,636

At June 30, 2018, 94.55% of troubled debt restructured loans were current with respect to loan payments, as compared with 90.59% at December 31, 2017.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans decreased $0.5 million during the first six months of 2018 to $9.4 million, or 1.07% of gross loans receivable at June 30, 2018, compared with $9.9 million, or 1.23% of gross loans receivable at December 31, 2017.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Residential 1-4 family	$2,120	$1,432
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	459	104
Residential real estate	2,579	1,536
Commercial	6,475	7,905
Construction of commercial	—	—
Commercial real estate	6,475	7,905
Farm land	—	—
Vacant land	—	—
Real estate secured	9,054	9,441
Commercial and industrial	384	457
Consumer	—	—
Total potential problem loans	$9,438	$9,898

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2018	December 31, 2017
Current	$8,985	$8,520
Past due 30-59 days	22	1,291
Past due 60-89 days	72	56
Past due 90-179 days	359	31
Total potential problem loans	$9,438	$9,898

At June 30, 2018, 95.2% of potential problem loans were current with respect to loan payments, as compared with 86.1% at December 31, 2017. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $82.0 million during 2018, or 10.0%, to $897.4 million at June 30, 2018, compared with $815.5 million at December 31, 2017. Retail repurchase agreements balance stayed constant at $1.7 million at June 30, 2018 and December 31, 2017. Salisbury acquired approximately $8 million in deposits as a result of the completion of its purchase of Orange Bank & Trust Company's Fishkill, N.Y branch during the second quarter 2018. Total deposits at June 30, 2018 included three relationships totaling approximately $73 million, or 8.1% of total deposits. Approximately $38 million of this total was deposited on June 28, 2018 and related to a Trust & Wealth client. These funds were expected to be used by the client to fund the purchase of securities for their account in July 2018.

The distribution of average total deposits by account type is as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
Demand deposits	$215,385	25.40%	0.00%	$216,164	26.83%	0.00%
Interest-bearing checking accounts	145,913	17.21	0.28	135,756	16.85	0.23
Regular savings accounts	176,680	20.84	0.61	145,779	18.09	0.29
Money market savings	183,620	21.66	0.60	191,407	23.76	0.36
Certificates of deposit	126,246	14.89	1.12	116,608	14.47	0.90
Total deposits	$847,844	100.00%	0.47%	$805,714	100.00%	0.31%

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	June 30, 2018	December 31, 2017
Less than 1.00%	$46,331	$50,226
1.00% to 1.99%	58,206	52,558
2.00% to 2.99%	29,056	14,047
3.00% to 3.99%	—	—
4.00% to 4.99%	—	—
Total	$133,593	$116,831

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At June 30, 2018
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$39,011	$7,317	$2	$1	$46,331	34.68%
1.00% to 1.99%	32,092	9,826	7,740	8,548	58,206	43.57
2.00% to 2.99%	10,319	7,413	5,660	5,664	29,056	21.75
3.00% to 3.99%	—	—	—	—	—	0.00
4.00% to 4.99%	—	—	—	—	—	0.00
Total	$81,422	$24,556	$13,402	$14,213	$133,593	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

June 30, 2018 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$8,017	$14,610	$16,561	$28,703	$67,891

FHLBB advances increased $25.1 million during 2018 to $79.5 million at June 30, 2018, compared with $54.4 million at December 31, 2017. The increase was primarily due to advances totaling $82.0 million entered into during the first six months of 2018 which mature in less than one year. These advances were partly offset by the maturity of $25 million of advances in 2018. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At June 30, 2018, $27 million of letters of credit were outstanding.

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

Operating activities for the six-month period ended June 30, 2018 provided net cash of $5.8 million. Investing activities utilized net cash of $74 million principally from $63.4 million of net loan originations and principal collections, $27.4 million of purchases of securities available-for-sale and FHLBB stock and $1.1 million of capital expenditures, partly offset by proceeds of $9.7 from calls and maturities of securities available-for-sale and $8.7 million from the sale of available-for-sale-securities. Financing activities provided net cash of $97.2 million, principally due to an increase in deposits of $56.9 million, FHLBB advances of $52.0 million, an increase in time deposits of $16.8 million, partly offset by principal payments on FHLBB advances of $27 million.

At June 30, 2018, Salisbury had outstanding commitments to fund new loan originations of $78.4 million and unused lines of credit of $128.3 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2018 and 2017

OVERVIEW

Net income allocated to common stock was $1.9 million, or $0.68 per common share, for the second quarter ended June 30, 2018 (second quarter 2018), compared with $1.9 million, or $0.68 per common share, for the second quarter ended June 30, 2017 (second quarter 2017), and $2.0 million, or $0.72 per common share, for the first quarter ended March 31, 2018 (first quarter 2018).

Net Interest Income

Tax equivalent net interest income for the second quarter 2018 increased $48 thousand, or 0.5%, versus first quarter 2018, and increased $267 thousand, or 3.3%, versus second quarter 2017. Average earning assets increased $46.6 million versus first quarter 2018, and increased $102.8 million versus second quarter 2017. Average total interest bearing deposits increased $25.6 million versus first quarter 2018 and increased $55.6 million versus second quarter 2017. The average total interest bearing deposits for second quarter 2018 reflected the $38 million deposit by the Trust & Wealth client deposited on June 28, 2018. The increase in average interest bearing deposits from the first quarter 2018 partly reflected the acquisition of the Fishkill N.Y. branch in April 2018, which increased deposits by approximately $8 million. The increase in average interest bearing deposits from the second quarter 2017 partly reflected the acquisition of the New Paltz, N.Y. branch in June 2017, which increased deposits by approximately $31 million. The tax equivalent net interest margin for the second quarter 2018 was 3.31% compared with 3.46% for the first quarter 2018 and 3.58% for the second quarter 2017. The decline in the net interest margin primarily reflected the higher cost of borrowing from the FHLB and the repricing of deposits at higher interest rates.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Loans (a)(d)	$860,575	$774,028	$9,116	$8,308	4.24%	4.29%
Securities (c)(d)	84,575	76,493	569	517	2.69	2.70
FHLBB stock	5,006	3,904	53	36	4.23	3.69
Short term funds (b)	36,648	29,627	128	58	1.40	0.78
Total earning assets	986,804	884,052	9,866	8,919	4.00	4.04
Other assets	54,317	56,109
Total assets	$1,041,121	$940,161
Interest-bearing demand deposits	$145,913	$131,968	101	81	0.28	0.25
Money market accounts	183,618	187,278	275	159	0.60	0.34
Savings and other	176,680	141,691	267	85	0.60	0.24
Certificates of deposit	126,246	115,882	354	253	1.12	0.87
Total interest-bearing deposits	632,457	576,819	997	578	0.63	0.40
Repurchase agreements	2,107	1,419	1	1	0.19	0.28
Capital lease	3,161	433	48	20	6.07	18.48
Note payable	300	330	4	5	5.33	6.06
Subordinated Debt (net of issuance costs)	9,820	9,796	156	156	6.35	6.37
FHLBB advances	74,886	40,269	500	266	2.67	2.64
Total interest-bearing liabilities	722,731	629,066	1,706	1,026	0.94	0.65
Demand deposits	213,926	208,670
Other liabilities	5,472	6,359
Shareholders' equity	98,992	96,066
Total liabilities & shareholders' equity	$1,041,121	$940,161
Net interest income			$8,160	$7,893
Spread on interest-bearing funds					3.05	3.38
Net interest margin (e)					3.31	3.58
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $117,000 and $121,000, respectively, for 2018 and 2017 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2018 versus 2017
Change in interest due to	Volume	Rate	Net
Loans	$923	$(115)	$808
Securities	54	(2)	52
FHLBB stock	11	6	17
Short term funds	19	51	70
Interest-earning assets	1,007	(60)	947
Deposits	72	347	419
Repurchase agreements	—	—	—
Capital lease	84	(56)	28
Note payable	—	(1)	(1)
Subordinated Debt	—	—	—
FHLBB advances	230	4	234
Interest-bearing liabilities	386	294	680
Net change in net interest income	$621	$(354)	$267

Interest Income

Tax equivalent interest income increased $947 thousand to $9.9 million for second quarter 2018 as compared with second quarter 2017. oan income as compared to second quarter 2017 increased $808 thousand, or 9.7%, primarily due to an $86.5 million, or 11.2%, increase in average loans. Tax equivalent securities income increased $52 thousand, or 10.1%, for second quarter 2018 as compared with second quarter 2017, primarily due to an $8.0 million, or 10.6%, increase in average balances. Income on short-term funds as compared to second quarter 2017 increased $70 thousand, or 120.7%, primarily due to a $7.0 million, or 23.7%, increase in average short-term funds and a 62 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $680 thousand to $1.7 million for second quarter 2018 as compared with second quarter 2017. Interest on deposit accounts increased $419 thousand, or 72.5%, as a result of a $55.6 million increase in the average balances and an average increase in deposit rates of 23 basis points as compared with second quarter 2017. Interest expense on FHLBB borrowings increased $234 thousand as a result of an average balance increase of $34.6 million as compared with second quarter 2017, as well as a higher average borrowings rate which increased 3 basis points. Interest expense on subordinated debt totaled $156 thousand for the second quarter in both 2018 and 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $467 thousand for second quarter 2018, compared with $364 thousand for second quarter 2017. Net loan charge-offs were $144 thousand and $156 thousand for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2018	2017
Net charge-offs to average loans receivable, gross	0.02%	0.02%
Non-performing loans to loans receivable, gross	0.67	1.01
Accruing loans past due 30-89 days to loans receivable, gross	0.18	0.38
Allowance for loan losses to loans receivable, gross	0.84	0.83
Allowance for loan losses to non-performing loans	125.51	82.87
Non-performing assets to total assets	0.58	1.20

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 0.84% at June 30, 2018 compared to 0.83% at June 30, 2017. The increase in the ratio of the allowance for loan losses to non-performing loans to 125.51% at June 30, 2018 from 82.87% at June 30, 2017 primarily reflected the payoff of a non-performing loan during first quarter 2018.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) amounted to $5.9 million, or 0.67% of gross loans receivable at June 30, 2018 as compared to $7.8 million, or 1.01%, at June 30, 2017. Accruing loans past due 30-89 days decreased $2.0 million to $1.5 million, or 0.18% of gross loans receivable from $3.0 million, or 0.38% of gross loans receivable, at June 30, 2017. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

Impaired loans and certain potential problem loans, when warranted, are individually evaluated for impairment. Impairment is measured for each individual loan, or for a borrower's aggregate loan exposure, using either the fair value of the collateral, less estimated costs to sell if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. A specific allowance is generally established when the collateral value or discounted cash flows of the loan is lower than the carrying value of that loan.

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during the first six months of 2018.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2018.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Trust and wealth advisory	$949	$892	$57	6.4%
Service charges and fees	892	902	(10)	(1.1)
(Losses) gains on sales of mortgage loans, net	(1)	30	(31)	(103.3)
Mortgage servicing, net	84	31	53	171.0
Losses on CRA mutual fund	(7)	—	(7)	100.00
Gain(Losses) on available-for-sale securities, net	17	(14)	31	(221.4)
Other	124	110	14	12.7
Total non-interest income	$2,058	$1,951	$107	5.5%

Non-interest income for second quarter 2018 increased $107 thousand versus second quarter 2017. Trust and Wealth Advisory increased $57 thousand versus second quarter 2017. The year-over-year increase primarily reflected higher asset-based fees and higher estate settlement fees. Assets under administration were $668 million as of June 30, 2018 compared with $600 million at March 31, 2018 and $586 million as of June 30, 2017. Service charges and fees decreased $10 thousand versus second quarter 2017 as higher interchange fees were offset by lower deposit and other fees. Income from sales of mortgage loans decreased $31 thousand versus second quarter 2017. No mortgage loans were sold during the second quarter 2018 compared with sales of $1.6 million for second quarter 2017. Mortgage servicing fees increased $53 thousand compared with second quarter 2017 on lower amortization expense for mortgage servicing rights. Second quarter 2018 and second quarter 2017 included mortgage servicing amortization and periodic impairment charges (net) of $11 thousand and $68 thousand, respectively. Gains/(losses) on sales of securities during the second quarter 2018 were $17 thousand compared with $(14) thousand in second quarter 2017. Unrealized losses on an investment in a CRA mutual fund were $(7) thousand in the current quarter. Prior to first quarter 2018, gains and losses on equity investments were included in shareholders' equity. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Salaries	$2,939	$2,668	$271	10.16%
Employee benefits	969	831	138	16.61
Premises and equipment	1,101	907	194	21.39
Data processing	556	504	52	10.32
Professional fees	611	764	(153)	(20.03)
OREO gains, losses and write-downs	1	—	1	—
Collections and other real estate owned	235	155	80	51.61
FDIC insurance	123	98	25	25.51
Marketing and community support	222	152	70	46.05
Amortization of core deposit intangibles	116	126	(10)	(7.94)
Other	544	546	(2)	(0.37)
Non-interest expense	$7,417	$6,751	$666	9.87%

Non-interest expense for second quarter 2018 increased $666 thousand versus second quarter 2017. Total compensation expense increased $409 thousand in the current year's quarter as compared to the same period in the prior year. The increase is mainly attributable to the mix and levels of staff, higher production accruals reflecting higher loan origination volume, and higher ESOP, 401K and deferred compensation expense, partly offset by lower charges related to bank owned life insurance. Premises and equipment expense increased $194 thousand versus second quarter 2017. The year-over-year increase primarily reflected lease and depreciation expense as well as other operating costs associated with the new Newburgh and Fishkill, N.Y. branches as well the New Paltz, N.Y. branch, which was acquired in June 2017. Data processing expense increased $52 thousand versus second quarter 2017. The year over year increase primarily reflected higher core system charges and higher data communications expenses, partly offset by lower Trust & Wealth data processing charges. Professional fees decreased $153 thousand versus second quarter 2017 on lower audit accruals and consultation fees. The second quarter 2018 also included one-time legal and consultation expenses of approximately $75 thousand related to the acquisition of the Fishkill, N.Y. branch from Orange Bank & Trust Company. Collections, OREO and loan related expenses increased $80 thousand versus second quarter 2017. The year over year increase is substantially attributable to delinquent real estate taxes on foreclosed properties and higher appraisal costs and mortgage taxes. The increase in marketing and community support primarily reflects costs associated with the new Newburgh, N.Y. and Fishkill, N.Y. branch locations.

Income Taxes

The effective income tax rates for second quarter 2018 and second quarter 2017 were 14.35% and 24.63%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, in December 2017, the federal statutory tax rate was reduced from 34% to 21%. Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the six month periods ended June 30, 2018 and 2017

Overview

Net income allocated to common stock was $3.9 million, or $1.40 per common share, for the six month period ended June 30, 2018 (six month period 2018), compared with $3.5 million, or $1.26 per common share, for the six month period ended June 30, 2017 (six month period 2017).

Net Interest Income

Tax equivalent net interest income for the six month period 2018 increased $284 thousand, or 1.8%, versus the six month period 2017. Average earning assets increased $79.3 million versus the six month period 2017. Average total interest bearing deposits increased $46.3 million versus the six month period 2017. The net interest margin of 3.39% decreased 25 basis points versus 3.68% for the six month period 2017. The decline in the net interest margin primarily reflected the higher cost of borrowing from the FHLB and the repricing of deposits at higher interest rates.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Loans (a)(d)	$840,802	$771,620	$17,874	$16,710	4.25%	4.33%
Securities (c)(d)	82,516	76,199	1,071	1,079	2.60	2.83
FHLBB stock	4,450	3,728	92	66	4.13	3.54
Short term funds (b)	35,864	30,803	248	111	1.38	0.72
Total earning assets	963,632	882,350	19,285	17,966	4.00	4.07
Other assets	53,530	55,513
Total assets	$1,017,162	$937,863
Interest-bearing demand deposits	$145,459	$130,773	192	143	0.26	0.22
Money market accounts	186,088	185,878	503	301	0.54	0.32
Savings and other	164,001	140,802	417	146	0.51	0.21
Certificates of deposit	124,185	115,948	662	504	1.07	0.87
Total interest-bearing deposits	619,733	573,401	1,774	1,094	0.57	0.38
Repurchase agreements	2,366	1,672	3	1	0.25	0.12
Capital lease	2,563	425	83	37	6.48	17.41
Note payable	304	334	9	7	5.92	4.19
Subordinated Debt (net of issuance costs)	9,817	9,793	312	312	6.36	6.37
FHLBB advances	62,888	41,589	833	528	2.65	2.54
Total interest-bearing liabilities	697,671	627,214	3,014	1,979	0.86	0.63
Demand deposits	215,349	208,865
Other liabilities	5,675	6,148
Shareholders' equity	98,467	95,636
Total liabilities & shareholders' equity	$1,017,162	$937,863
Net interest income			$16,271	$15,987
Spread on interest-bearing funds					3.14	3.44
Net interest margin (e)					3.38	3.62
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $236,000 and $257,000, respectively for 2018 and 2017 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2018 versus 2017
Change in interest due to	Volume	Rate	Net
Loans	$1,484	$(320)	$1,164
Securities	86	(94)	(8)
FHLBB stock	14	12	26
Short term funds	27	110	137
Interest-earning assets	1,611	(292)	1,319
Deposits	111	569	680
Repurchase agreements	1	1	2
Capital lease	128	(82)	46
Note payable	(1)	3	2
Subordinated Debt	1	(1)	—
FHLBB advances	276	29	305
Interest-bearing liabilities	516	519	1,035
Net change in net interest income	$1,095	$(811)	$284

Interest Income

Tax equivalent interest income increased $1.3 million to $19.3 million for the six month period 2018 compared with the six month period 2017. Loan income, as compared to the six months of 2017, increased $1.2 million or 7.0% primarily due to a $69.2 million, or 9.0%, increase in average loans. The increase was partially offset by an 8 basis point decrease in the average loan yield. Tax equivalent securities income decreased $8 thousand, or 7.4%, for the six month period 2018 as compared with the six month period 2017, primarily due to a 23 basis point decrease in average yield, partially offset by a $6.3 million, or 8.3%, increase in average volume. Income on short-term funds as compared to six month period 2017 increased $137 thousand, or 123.4%, primarily due to a $5.1 million, or 16.4%, increase in average short-term funds and a 66 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $1.0 million to $3.0 million for the six month period 2018 compared with the six month period 2017. Interest on deposit accounts increased $680 thousand, or 62.2%, as a result of a $46.3 million increase in the average balances. Average deposit rates increased 19 basis point compared with the six month period 2017. Interest expense on FHLBB borrowings increased $305 thousand, or 57.8%, as a result of an average balance increase of $21.3 million compared with the six month period 2017 as well as an 11 basis point increase in the average borrowings rate. Interest expense on subordinated debt totaled $312 thousand for the six month periods 2018 and 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $793 thousand for the six month period ended June 30, 2018 as compared to $716 thousand for the six month period ended June 30, 2017. Net loan charge-offs were $187 thousand and $350 thousand for the respective periods.

Reserve coverage at June 30, 2018, as measured by the ratio of allowance for loan losses to gross loans, at 0.84%, compares with 0.83% a year ago at June 30, 2017. During the first six months of 2018, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.8 million to $5.9 million. Non-performing loans represent 0.67% of gross loans receivable, a decrease from 0.82% at December 31, 2017. At June 30, 2018, accruing loans past due 30-89 days decreased $2.0 million to $1.5 million or 0.17% of gross loans receivable from 0.44% at December 31, 2017. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Trust and wealth advisory	$1,843	$1,746	$97	5.6%
Service charges and fees	1,760	1,863	(103)	(5.5)
Gains on sales of mortgage loans, net	17	79	(62)	(78.5)
Mortgage servicing, net	167	76	91	119.7
Losses on CRA mutual fund	(20)	—	(20)	—
Gain(Losses) on available-for-sale securities, net	16	(14)	30	(214.3)
Other	249	223	26	11.7
Total non-interest income	$4,032	$3,973	$59	1.5%

Non-interest income for the six month period ended June 30, 2018 increased $59 thousand versus the same period in 2017. Trust and wealth advisory revenues increased $97 thousand mainly due to growth in asset based fees and estate settlement fees. Service charges and fees decreased $103 thousand as lower ATM and other deposit fees were partly offset by higher interchange and lending-related fees. Income from sales of mortgage loans decreased $62 thousand substantially due to lower gains on sales of fixed rate residential mortgage loans. Mortgage loans sales totaled $0.7 million for the six month period ended June 30, 2018 and $3.5 million for the six month period ended June 30, 2017. The six month periods ended June 30, 2018 and 2017 included mortgage servicing amortization of $22 thousand and $136 thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Salaries	$5,785	$5,437	$348	6.4%
Employee benefits	2,128	1,919	209	10.9
Premises and equipment	2,125	1,802	323	17.9
Data processing	1,042	977	65	6.7
Professional fees	1,230	1,481	(251)	(16.9)
OREO gains, losses and write-downs	53	145	(91)	(63.2)
Collections and other real estate owned	316	312	4	1.3
FDIC insurance	253	247	6	2.4
Marketing and community support	463	403	60	14.9
Amortization of core deposit intangible assets	236	253	(16)	(6.3)
Other	965	1,079	(116)	(10.7)
Non-interest expense	$14,596	$14,055	$541	3.8%

Non-interest expense for the six month period ended June 30, 2018 increased $541 thousand versus the same period in 2017. Salaries and benefits increased $557 thousand primarily due to increased staffing levels, higher production accruals, reflecting higher loan volume, and higher ESOP, 401-K and deferred compensation accruals, partly offset by lower charges related to bank owned life insurance and health insurance. Premises and equipment increased $323 thousand primarily due to operating costs related to the new Newburgh and Fishkill, N.Y. branches as well as the New Paltz, N.Y. branch, which was acquired in June 2017. Data processing increased $65 thousand mainly due to expenses related to core processing and data communications expenses, which were partly offset by lower Trust data processing related expenses. The decrease in professional fees of $251 thousand versus the six month period 2017 primarily reflected reductions in audit, legal and consultation fees The six month period ended June 30, 2018 also included one-time legal and consultation expenses of approximately $75 thousand related to the acquisition of the Fishkill, N.Y. branch from Orange Bank & Trust Company. Collections, OREO and loan related expense decreased $87 thousand as lower OREO carrying costs were partly offset by higher write-downs on OREO properties, higher appraisal costs and higher mortgage taxes. Salisbury had three foreclosed properties at June 30, 2017 and five at June 30, 2017. Marketing and community support increased $60 thousand due primarily to an increase in general marketing campaigns. Amortization of core deposit intangible assets decreased $16 thousand due to the aging off of expenses related to previous acquisitions. Other expenses decreased $116 thousand mainly due to lower postage, printing and supply costs.

Income taxes

The effective income tax rates for the six month periods ended June 30, 2018 and June 30, 2017 were 16.31% and 25.73%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, in December 2017, the federal statutory tax rate was reduced from 34% to 21%. Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets.

CAPITAL RESOURCES

Shareholders' equity was $99.2 million at June 30, 2018, up $1.7 million from December 31, 2017. Book value and tangible book value per common share were $35.38 and $29.88, respectively, compared with $35.01 and $29.39, respectively, at December 31, 2017. Contributing to the increase in shareholders' equity for year-to-date 2018 was net income of $3.9 million and issued stock of $0.2 million, partially offset by other common stock dividends of $1.6 million. Accumulated other comprehensive income consists of unrealized losses on securities available-for-sale, net of tax, of $0.8 million as of June 30, 2018.

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

Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well- capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury's and the Bank's regulatory capital ratios are as follows:

	June 30, 2018		December 31, 2017
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	12.27%	11.92%	12.94%	12.54%
Tier 1 Capital (to risk-weighted assets)	10.18	11.02	10.73	11.64
Common Equity Tier 1 Capital (to risk-weighted assets)	10.18	11.02	10.73	11.64
Tier 1 Capital (to average assets)	8.30	8.98	8.53	9.25

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 8% or above, a Common Equity Tier 1 ratio of 6.5% or above, and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank's safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

The Federal Reserve Board (FRB) and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for bank holding companies and their bank subsidiaries. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank and Salisbury. The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of June 30, 2018, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

Dividends

Salisbury paid $1.561 million in common stock dividends during the six month period ended June 30, 2018.

On July 27, 2018, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 31, 2018 to shareholders of record on August 17, 2018. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury's consolidated financial statements and related notes thereto presented elsewhere in this Form 10-Q are prepared in conformity with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike some other types of companies, the financial nature of Salisbury's consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect Salisbury to some extent because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. There is no precise method, however, to measure the effects of inflation on Salisbury's consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation. Although not a material factor in recent years, inflation could impact earnings in future periods.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury's and the Bank's business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations; and
(f)	other risks detailed from time to time in Salisbury's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury's and the Bank's financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's June 30, 2018 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2018, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel increase in interest rates – upward shift in market interest rates ranging from 337 basis points for the 2-year Treasury rates to 284 basis points for the 10-year Treasury. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2018, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels, except for year two in the immediately falling interest rate scenario.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of June 30, 2018.

As of June 30, 2018	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(12.50)%	(6.30)%
Immediately falling interest rates - 100bp (static growth assumptions)	0.08	(4.09)
Gradual and non-parallel increase + 400bp (static growth assumptions)	(4.37)	(10.17)

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

While the ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the re-pricing, maturity and prepayment characteristics of financial instruments and the composition of Salisbury's balance sheet may change to a different degree than estimated. Simulation modeling assumes Salisbury's expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO's estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2018 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	(161)	(322)
Municipal bonds	(91)	(176)
Mortgage backed securities	(968)	(2,152)
Collateralized mortgage obligations	(616)	(1,289)
SBA pools	(1,450)	(2,742)
Other	(99)	(194)
Total available-for-sale debt securities	$(3,385)	$(6,875)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2018.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Bank is involved in various claims and legal proceedings arising in the ordinary course of business, which management currently believes are not material, individually or in the aggregate, to the business, financial condition or operating results of Salisbury or any of its subsidiaries. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the registrant's business, to which Salisbury is a party or of which any of its property is subject.

Item 1A.	RISK FACTORS

During the six months ended June 30, 2018, there were no material changes to the risk factors previously disclosed in Salisbury's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant's 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant's Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K filed December 10, 2015).
10.1	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and subject to approval by shareholders at Salisbury's 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant's definitive proxy statement filed April 10, 2017).
10.2	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).
21.1	Subsidiaries of the Registrant.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

August 8, 2018	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 8, 2018	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

