Form 10-Q
period 2018-09-30
SALISBURY BANCORP INC
filed 2018-11-08
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 8, 2018 is 2,804,881.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and due from banks	$5,860	$9,357
Interest bearing demand deposits with other banks	36,360	39,129
Total cash and cash equivalents	42,220	48,486
Securities
Available-for-sale at fair value	95,780	78,212
CRA mutual fund	823	835
Federal Home Loan Bank of Boston stock at cost	4,988	3,813
Loans held-for-sale	589	669
Loans receivable, net (allowance for loan losses: $7,745 and $6,776)	898,625	801,703
Other real estate owned	340	719
Bank premises and equipment, net	18,494	16,401
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,390 and $4,043)	1,490	1,837
Accrued interest receivable	3,317	2,665
Cash surrender value of life insurance policies	14,627	14,381
Deferred taxes	1,454	677
Other assets	2,153	2,771
Total Assets	$1,098,715	$986,984
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$233,935	$220,536
Demand (interest bearing)	151,830	142,575
Money market	202,308	190,953
Savings and other	176,415	144,600
Certificates of deposit	137,673	116,831
Total deposits	902,161	815,495
Repurchase agreements	6,658	1,668
Federal Home Loan Bank of Boston advances	67,596	54,422
Subordinated debt	9,829	9,811
Note payable	289	313
Capital lease liability	3,114	1,835
Accrued interest and other liabilities	8,301	5,926
Total Liabilities	997,948	889,470
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,885,788 and 2,872,578 at September 30, 2018 and December 31, 2017, respectively
Outstanding: 2,804,881 and 2,785,216	280	279
Unearned compensation - restricted stock awards	(857)	(606)
Paid-in capital	43,757	42,998
Retained earnings	58,561	54,664
Accumulated other comprehensive (loss) income, net	(974)	179
Total Shareholders' Equity	100,767	97,514
Total Liabilities and Shareholders' Equity	$1,098,715	$986,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands except per share data)	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$9,570	$8,196	$27,226	$24,544
Interest on debt securities
Taxable	596	443	1,588	1,115
Tax exempt	28	68	89	345
Other interest and dividends	322	175	662	351
Total interest and dividend income	10,516	8,882	29,565	26,355
Interest expense
Deposits	1,323	682	3,098	1,776
Repurchase agreements	4	2	6	4
Capital lease	48	29	130	66
Note payable	4	6	14	13
Subordinated debt	156	156	468	468
Federal Home Loan Bank of Boston advances	481	241	1,314	769
Total interest expense	2,016	1,116	5,030	3,096
Net interest and dividend income	8,500	7,766	24,535	23,259
Provision for loan losses	378	237	1,171	953
Net interest and dividend income after provision for loan losses	8,122	7,529	23,364	22,306
Non-interest income
Trust and wealth advisory	936	874	2,779	2,620
Service charges and fees	932	935	2,693	2,799
Gains on sales of mortgage loans, net	21	25	38	104
Mortgage servicing, net	84	104	251	180
Losses on CRA mutual fund	(6)	—	(26)	—
Gain(Losses) on available-for-sale securities, net	—	—	16	(14)
Other	121	142	370	365
Total non-interest income	2,088	2,080	6,121	6,054
Non-interest expense
Salaries	3,078	2,829	8,864	8,266
Employee benefits	1,065	1,004	3,192	2,923
Premises and equipment	1,036	995	3,161	2,797
Data processing	519	545	1,561	1,521
Professional fees	496	481	1,725	1,962
OREO gains, (losses) and (write-downs)	38	218	91	362
Collections and other real estate owned	116	201	432	513
FDIC insurance	141	106	394	354
Marketing and community support	167	220	630	623
Amortization of intangibles	111	142	347	395
Other	562	479	1,528	1,561
Total non-interest expense	7,329	7,220	21,925	21,277
Income before income taxes	2,881	2,389	7,560	7,083
Income tax provision	537	695	1,301	1,903
Net income	$2,344	$1,694	$6,259	$5,180
Net income available to common stock	$2,311	$1,678	$6,185	$5,139

Basic earnings per common share	$0.84	$0.61	$2.24	$1.87
Weighted average common shares outstanding, to calculate basic earnings per share	2,764	2,759	2,762	2,755
Diluted earnings per common share	$0.83	$0.60	$2.23	$1.85
Weighted average common shares outstanding, to calculate diluted earnings per share	2,779	2,779	2,780	2,774
Common dividends per share	$0.28	$0.28	$0.84	$0.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2018	2017	2018	2017
Net income	$2,344	$1,694	$6,259	$5,180
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(162)	(16)	(1,475)	106
Reclassification of net realized (gains) losses and write-downs in net income (1)	—	—	(16)	14
Unrealized (losses) gains on securities available-for-sale	(162)	(16)	(1,491)	120
Income tax benefit (expense)	34	5	322	(41)
Other comprehensive (loss) income	(128)	(11)	(1,169)	79
Comprehensive income	$2,216	$1,683	$5,090	$5,259

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the nine months ending September 30, 2018 and 2017 are ($3) thousand and $5 thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Nine months ended September 30, 2018 and 2017

(dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comp- rehensive	Total shareholders'
	Shares	Amount	capital	earnings	awards	income (loss)	equity
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income for period	—	—	—	5,180	—	—	5,180
Other comprehensive income, net of tax	—	—	—	—	—	79	79
Common stock dividends declared	—	—	—	(2,333)	—	—	(2,333)
Stock options exercised	12,150	1	311	—	—	—	312
Issuance of restricted common stock	11,800	2	426	—	(428)	—	—
Forfeiture of restricted common stock	(200)	—	(3)	—	3	—	—
Issuance of vested common stock for directors	2,056	—	81	—	—	—	81
Issuance of director’s restricted stock awards	2,024	—	83	—	(83)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	200	—	200
Balances at September 30, 2017	2,785,916	$279	$42,983	$54,368	$(660)	$556	$97,526
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income for period	—	—	—	6,259	—	—	6,259
Adoption of ASU 2016-01	—	—	—	(16)	—	16	—
Other comprehensive loss, net of tax	—	—	—		—	(1,169)	(1,169)
Common stock dividends declared	—	—	—	(2,346)	—	—	(2,346)
Stock options exercised	6,455	—	175	—	—	—	175
Issuance of restricted common stock	9,250	1	409	—	(410)	—	—
Issuance of director’s restricted stock awards	3,960	—	175	—	(175)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	334	—	334
Balances at September 30, 2018	2,804,881	$280	$43,757	$58,561	$(857)	$(974)	$100,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2018	2017
Operating Activities
Net income	$6,259	$5,180
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	32	116
Bank premises and equipment	1,249	979
Core deposit intangible	347	395
Modification fees on Federal Home Loan Bank of Boston advances	174	176
Subordinated debt issuance costs	18	17
Mortgage servicing rights	34	149
Fair value adjustment on loans	(658)	(969)
Fair value adjustment on deposits	(30)	(64)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(16)	14
CRA Mutual Fund	26	—
Sales of loans, excluding capitalized servicing rights	(28)	(79)
Other real estate owned	91	395
Sales/disposals of premises and equipment	1	1
Provision for loan losses	1,171	953
Proceeds from loans sold	1,946	4,495
Loans originated for sale	(1,838)	(4,977)
Increase in deferred loan origination fees and costs, net	(179)	(38)
Mortgage servicing rights originated	(18)	(53)
(Decrease) increase in mortgage servicing rights impairment reserve	—	(24)
Increase in interest receivable	(647)	(84)
Deferred tax benefit	(471)	—
Increase in prepaid expenses	(167)	(59)
Increase in cash surrender value of life insurance policies	(246)	(259)
Decrease in income tax receivable	839	43
(Increase) decrease in other assets	(48)	920
Increase (decrease) in accrued expenses	496	(384)
Increase in interest payable	283	157
Increase (decrease) in other liabilities	1,596	(16)
Stock based compensation-restricted stock awards	334	200
Net cash provided by operating activities	10,550	7,184
Investing Activities
(Purchases) redemption of Federal Home Loan Bank of Boston stock	(1,175)	173
Purchases of securities available-for-sale	(40,035)	(36,654)
Proceeds from sales of securities available-for-sale	8,410	—
Proceeds from calls of securities available-for-sale	995	11,141
Proceeds from maturities of securities available-for-sale	11,554	19,618
Reinvestment of CRA Mutual Fund	(14)	—
Loan originations and principal collections, net	(89,457)	(14,776)
Recoveries of loans previously charged off	50	232
Proceeds from sales of other real estate owned	288	177
Capital expenditures	(1,209)	(1,306)
Cash and cash equivalents (paid) acquired from acquisition	(298)	22,387
Net cash (used by) provided by investing activities	(110,891)	992
Financing Activities
Increase in deposit transaction accounts, net	57,502	18,714
Increase in time deposits, net	20,872	136
Increase (decrease) in securities sold under agreements to repurchase, net	4,990	(1,006)
Federal Home Loan Bank of Boston advances	82,000	—
Principal payments on Federal Home Loan Bank of Boston advances	(69,000)	(10,000)
Principal payments on note payable	(24)	(23)
Decrease in capital lease obligation	(94)	(139)
Proceeds from exercise of stock options	175	312
Issuance of shares for directors’ fees	—	81
Common stock dividends paid	(2,346)	(2,333)
Net cash provided by financing activities	94,075	5,742
Net (decrease) increase in cash and cash equivalents	(6,266)	13,918
Cash and cash equivalents, beginning of period	48,486	35,485
Cash and cash equivalents, end of period	$42,220	$49,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.
6

Salisbury Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Supplemental Cash Flow Information:
Cash paid for interest	$4,585	$2,810
Cash paid for income taxes	665	1,958
Non-cash investing and financing activity:
Transfers from loans to other real estate owned	—	743
Assets acquired under capital lease	1,373	—
Adoption of ASU 2016-01	16	—
Branch Acquisitions (1)
Cash and cash equivalents (paid) acquired	(298)	22,387
Net loans acquired	7,849	7,097
Fixed assets acquired (including capital leases)	761	1,605
Accrued interest receivable acquired	5	12
Other assets acquired	5	20
Core deposit intangible	—	632
Goodwill	—	1,263
Deposits assumed	8,322	31,433
Capital lease assumed	—	1,580
Other liabilities assumed	—	3
(1)	Includes branch acquisitions of Empire State Bank’s New Paltz, New York Branch in 2017 and Orange Bank & Trust Company’s Fishkill, New York Branch in 2018.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

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

Impact of New Accounting Pronouncements Issued

In May 2014, August 2015, May 2016, and December 2016, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, 2015-14, 2016-12, and 2016-20, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Bank completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, and merchant income. Salisbury’s revenue recognition policies conformed to Topic 606. As a result, no changes were required to be made to prior period financial statements due to the adoption of this ASU and no changes in revenue recognition were required in the three and nine month periods ending September 30, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Salisbury adopted the provisions of this ASU effective January 1, 2018. Adoption of this ASU did not have a material impact on Salisbury’s financial statements. In accordance with (5) above, Salisbury measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (see note 10).

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
September 30, 2018
Available-for-sale
U.S. Government Agency notes	$4,991	$—	$28	$4,963
Municipal bonds	5,392	5	7	5,390
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	34,845	21	467	34,399
Collateralized mortgage obligations:
U.S. Government agencies	18,255	1	404	17,852
Non-agency	1,423	395	21	1,797
SBA bonds	28,607	—	757	27,850
Corporate bonds	3,500	29	—	3,529
Total securities available-for-sale	$97,013	$451	$1,684	$95,780
CRA mutual fund	$823	$—	$—	$823
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,988	$—	$—	$4,988
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2017
Available-for-sale
Municipal bonds	$3,476	$11	$1	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	45,983	152	267	45,868
Collateralized mortgage obligations:
U.S. Government agencies	10,462	2	87	10,377
Non-agency	2,271	410	17	2,664
SBA bonds	12,278	9	20	12,267
Corporate bonds	3,500	59	9	3,550
Total securities available-for-sale	$77,970	$643	$401	$78,212
CRA mutual fund	$835	$—	$—	$835
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,813	$—	$—	$3,813
(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Salisbury sold $8.4 million in securities available-for-sale during the nine month period ended September 30, 2018 realizing a pre-tax gain of $16 thousand and related tax expense of $3 thousand. Salisbury did not sell any available-for-sale securities during the three month period ended September 30, 2018 or the nine month period ended September 30, 2017.

The following table summarizes, for all securities in an unrealized loss position, including debt securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income (loss), the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

September 30, 2018 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$4,963	$28	$—	$—	$4,963	$28
Municipal bonds	1,674	7	—	—	1,674	7
Mortgage-backed securities	12,694	210	19,584	257	32,278	467
Collateralized mortgage obligations:
U.S. Government Agencies	13,546	225	3,949	179	17,495	404
Non-agency	94	4	—	—	94	4
SBA bonds	25,346	643	2,428	114	27,774	757
Total -temporarily impaired securities	$58,317	$1,117	$25,961	$550	$84,278	$1,667
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	—	—	75	17	75	17
Total temporarily impaired and other-than-temporarily impaired securities	$58,317	$1,117	$26,036	$567	$84,343	$1,684
December 31, 2017 (in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
Municipal bonds	$479	$1	$—	$—	$479	$1
Mortgage-backed securities	15,914	99	17,892	168	33,806	267
Collateralized mortgage obligations
U.S. Government Agencies	9,317	87	—	—	9,317	87
Non-agency	—	—	77	3	77	3
SBA bonds	8,519	20	—	—	8,519	20
Corporate bonds	1,491	9	—	—	1,491	9
Total temporarily impaired securities	35,720	216	17,969	171	53,689	387
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	101	14	—	—	101	14
Total temporarily impaired and other-than-temporarily impaired securities	$35,821	$230	$17,969	$171	$53,790	$401

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

September 30, 2018 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government agency notes	After 5 years but within 10 years	$4,991	$4,963	3.59%
	Total	4,991	4,963	3.59
Municipal bonds	Within 1 year	347	347	2.37
	After 1 year but within 5 years	137	137	2.78
	After 10 years but within 15 years	4,373	4,374	4.55
	After 15 years	535	532	3.35
	Total	5,392	5,390	4.29
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	34,845	34,399	2.43
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	18,255	17,852	3.00
	Non-agency	1,423	1,797	5.36
SBA bonds		28,607	27,850	3.06

Corporate bonds	After 5 years but within 10 years	3,500	3,529	5.57
Securities available-for-sale		$97,013	$95,780	3.05%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2018.

U.S. Government agency notes: The contractual cash flows are guaranteed by U.S. government agencies. Two securities had unrealized losses at September 30, 2018, which approximated 0.57% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Municipal bonds: Salisbury regularly monitors and analyzes its municipal bond portfolio for credit quality. Eight securities had unrealized losses at September 30, 2018, which approximated 0.44% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature and does not consider these investments to be other-than temporarily impaired at September 30, 2018.

U.S. Government agency mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Thirty-four securities had unrealized losses at September 30, 2018, which approximated 1.72% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Sixteen securities had unrealized losses at September 30, 2018, which approximated 2.65% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2018.

Non-agency CMOs: Salisbury performed a detailed cash flow analysis of its non-agency CMOs at September 30, 2018, to assess whether any of the securities were OTTI. Four securities had unrealized losses at September 30, 2018, which approximated 11.20% of its amortized cost. Salisbury uses cash flow forecasts for each security based on a variety of market driven assumptions and securitization terms, including prepayment speed, default or delinquency rate, and default severity for losses including interest, legal fees, property repairs, expenses and realtor fees, that, together with the loan amount are subtracted from collateral sales proceeds to determine severity. In 2009, Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. Salisbury judged the other non-agency CMO securities not to have additional OTTI and all other CMO securities not to be OTTI as of September 30, 2018. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI for further deterioration in credit quality. Salisbury evaluates these securities for strategic fit and depending upon such factor could reduce its position in these securities, although it has no present intention to do so, and it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis.

The following table presents activity related to credit losses recognized into earnings on the non-agency CMOs held by Salisbury for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

Nine months ended September 30 (in thousands)	2018	2017
Balance, beginning of period	$1,128	$1,128
Credit component on debt securities in which OTTI was not previously recognized	—	—
Balance, end of period	$1,128	$1,128

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2018. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	September 30, 2018	December 31, 2017
(In thousands)	Total Loans	Total Loans
Residential 1-4 family	$348,218	$317,639
Residential 5+ multifamily	30,715	18,108
Construction of residential 1-4 family	13,125	11,197
Home equity lines of credit	34,863	33,771
Residential real estate	426,921	380,715
Commercial	280,640	249,311
Construction of commercial	10,685	9,988
Commercial real estate	291,325	259,299
Farm land	4,222	4,274
Vacant land	8,726	7,883
Real estate secured	731,194	652,171
Commercial and industrial	150,715	132,731
Municipal	18,388	17,494
Consumer	4,605	4,794
Loans receivable, gross	904,902	807,190
Deferred loan origination fees and costs, net	1,468	1,289
Allowance for loan losses	(7,745)	(6,776)
Loans receivable, net	$898,625	$801,703
Loans held-for-sale
Residential 1-4 family	$589	$669

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2018
Residential 1-4 family	$337,510	$4,330	$6,378	$—	$—	$348,218
Residential 5+ multifamily	28,925	787	1,003	—	—	30,715
Construction of residential 1-4 family	13,125	—	—	—	—	13,125
Home equity lines of credit	34,039	311	513	—	—	34,863
Residential real estate	413,599	5,428	7,894	—	—	426,921
Commercial	266,678	3,195	10,767	—	—	280,640
Construction of commercial	10,324	—	361	—	—	10,685
Commercial real estate	277,002	3,195	11,128	—	—	291,325
Farm land	3,998	—	224	—	—	4,222
Vacant land	8,655	71	—	—	—	8,726
Real estate secured	703,254	8,694	19,246	—	—	731,194
Commercial and industrial	147,897	1,850	968	—	—	150,715
Municipal	18,388	—	—	—	—	18,388
Consumer	4,572	33	—	—	—	4,605
Loans receivable, gross	$874,111	$10,577	$20,214	$—	$—	$904,902
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Residential 1-4 family	$307,240	$6,452	$3,947	$—	$—	$317,639
Residential 5+ multifamily	16,129	957	1,022	—	—	18,108
Construction of residential 1-4 family	11,197	—	—	—	—	11,197
Home equity lines of credit	32,891	710	170	—	—	33,771
Residential real estate	367,457	8,119	5,139	—	—	380,715
Commercial	232,492	4,456	12,363	—	—	249,311
Construction of commercial	9,622	—	366	—	—	9,988
Commercial real estate	242,114	4,456	12,729	—	—	259,299
Farm land	4,024	—	250	—	—	4,274
Vacant land	7,806	77	—	—	—	7,883
Real estate secured	621,401	12,652	18,118	—	—	652,171
Commercial and industrial	129,219	2,536	976	—	—	132,731
Municipal	17,494	—	—	—	—	17,494
Consumer	4,744	50	—	—	—	4,794
Loans receivable, gross	$772,858	$15,238	$19,094	$—	$—	$807,190

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
September 30, 2018
Residential 1-4 family	$344,342	$909	$32	$1,511	$1,424	$3,876	$—	$3,599
Residential 5+ multifamily	29,828	658	—	229	—	887	—	1,003
Construction of residential 1-4 family	13,125	—	—	—	—	—	—	—
Home equity lines of credit	34,357	107	40	—	359	506	—	413
Residential real estate	421,652	1,674	72	1,740	1,783	5,269	—	5,015
Commercial	277,924	774	179	—	1,763	2,716	—	2,221
Construction of commercial	10,428	—	—	—	257	257	—	257
Commercial real estate	288,352	774	179	—	2,020	2,973	—	2,478
Farm land	4,005	217	—	—	—	217	—	224
Vacant land	8,726	—	—	—	—	—	—	—
Real estate secured	722,735	2,665	251	1,740	3,803	8,459	—	7,717
Commercial and industrial	150,176	53	30	96	360	539	96	360
Municipal	18,388	—	—	—	—	—	—	—
Consumer	4,584	11	10	—	—	21	—	—
Loans receivable, gross	$895,883	$2,729	$291	$1,836	$4,163	$9,019	$96	$8,077

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2017
Residential 1-4 family	$314,798	$1,410	$165	$156	$1,110	$2,841	$—	$2,045
Residential 5+ multifamily	18,108	—	—	—	—	—	—	151
Construction of residential 1-4 family	11,197	—	—	—	—	—	—	—
Home equity lines of credit	33,219	75	477	—	—	552	—	66
Residential real estate	377,322	1,485	642	156	1,110	3,393	—	2,262
Commercial	244,869	1,888	758	—	1,796	4,442	—	3,364
Construction of commercial	9,730	—	—	—	258	258	—	258
Commercial real estate	254,599	1,888	758	—	2,054	4,700	—	3,622
Farm land	4,032	242	—	—	—	242	—	250
Vacant land	7,883	—	—	—	—	—	—	—
Real estate secured	643,836	3,615	1,400	156	3,164	8,335	—	6,134
Commercial and industrial	131,991	131	218	391	—	740	31	470
Municipal	17,494	—	—	—	—	—	—	—
Consumer	4,752	34	8	—	—	42	—	—
Loans receivable, gross	$798,073	$3,780	$1,626	$547	$3,164	$9,117	$31	$6,604

There were no troubled debt restructurings in the third quarter of 2018 or 2017. For the nine months ended September 2018, there was one troubled debt restructuring with a loan balance of $686 thousand and for the same period in 2017 there was one loan with a balance of $600 thousand.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended September 30, 2018					Three months ended September 30, 2017
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,007	$201	$—	$2	$2,210	$1,917	$(1)	$(88)	$4	$1,832
Residential 5+ multifamily	258	80	—	—	338	116	9	—	—	125
Construction of residential 1-4 family	82	8	—	—	90	71	5	—	—	76
Home equity lines of credit	234	21	—	—	255	249	21	(5)	—	265
Residential real estate	$2,581	$310	$—	$2	$2,893	$2,353	$34	$(93)	$4	$2,298
Commercial	2,776	211	(26)	1	2,962	2,338	78	(190)	117	2,343
Construction of commercial	102	12	—	—	114	46	25	—	—	71
Commercial real estate	2,878	223	(26)	1	3,076	2,384	103	(190)	117	2,414
Farm land	37	(12)	—	7	32	23	32	(27)	—	28
Vacant land	134	(27)	—	—	107	131	19	—	—	150
Real estate secured	5,630	494	(26)	10	6,108	4,891	188	(310)	121	4,890
Commercial and industrial	1,144	(173)	(2)	7	976	1,001	(28)	(41)	7	939
Municipal	29	(11)	—	—	18	18	2	—	—	20
Consumer	63	(9)	(10)	7	51	69	12	(17)	4	68
Unallocated	515	77	—	—	592	514	63	—	—	577
Totals	$7,381	$378	$(38)	$24	$7,745	$6,493	$237	$(368)	$132	$6,494

	Nine months ended September 30, 2018					Nine months ended September 30, 2017
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$1,862	$355	$(10)	$3	$2,210	$1,925	$67	$(167)	$7	$1,832
Residential 5+ multifamily	155	183	—	—	338	62	63	—	—	125
Construction of residential 1-4 family	75	15	—	—	90	91	(15)	—	—	76
Home equity lines of credit	236	18	—	1	255	348	(79)	(5)	1	265
Residential real estate	$2,328	$571	$(10)	$4	$2,893	$2,426	$36	$(172)	$8	$2,298
Commercial	2,547	589	(175)	1	2,962	1,919	656	(378)	146	2,343
Construction of commercial	80	34	—	—	114	38	33	—	—	71
Commercial real estate	2,627	623	(175)	1	3,076	1,957	689	(378)	146	2,414
Farm land	32	(7)	—	7	32	28	43	(43)	—	28
Vacant land	131	(24)	—	—	107	170	(20)	—	—	150
Real estate secured	5,118	1,163	(185)	12	6,108	4,581	748	(593)	154	4,890
Commercial and industrial	984	(14)	(12)	18	976	1,080	(44)	(162)	65	939
Municipal	30	(12)	—	—	18	53	(33)	—	—	20
Consumer	81	5	(55)	20	51	76	42	(63)	13	68
Unallocated	563	29	—	—	592	337	240	—	—	577
Totals	$6,776	$1,171	$(252)	$50	$7,745	$6,127	$953	$(818)	$232	$6,494

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2018
Residential 1-4 family	$341,775	$2,087	$6,443	$123	$348,218	$2,210
Residential 5+ multifamily	29,037	338	1,678	—	30,715	338
Construction of residential 1-4 family	13,125	90	—	—	13,125	90
Home equity lines of credit	34,402	234	461	21	34,863	255
Residential real estate	418,339	2,749	8,582	144	426,921	2,893
Commercial	275,564	2,808	5,076	154	280,640	2,962
Construction of commercial	10,324	114	361	—	10,685	114
Commercial real estate	285,888	2,922	5,437	154	291,325	3,076
Farm land	3,998	32	224	—	4,222	32
Vacant land	8,534	104	192	3	8,726	107
Real estate secured	716,759	5,807	14,435	301	731,194	6,108
Commercial and industrial	150,210	976	505	—	150,715	976
Municipal	18,388	18	—	—	18,388	18
Consumer	4,605	51	—	—	4,605	51
Unallocated allowance	—	592	—	—	—	592
Totals	$889,962	$7,444	$14,940	$301	$904,902	$7,745

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2017
Residential 1-4 family	$312,456	$1,759	$5,183	$103	$317,639	$1,862
Residential 5+ multifamily	16,361	154	1,747	1	18,108	155
Construction of residential 1-4 family	11,197	75	—	—	11,197	75
Home equity lines of credit	33,658	235	113	1	33,771	236
Residential real estate	373,672	2,223	7,043	105	380,715	2,328
Commercial	243,602	2,432	5,709	115	249,311	2,547
Construction of commercial	9,622	80	366	—	9,988	80
Commercial real estate	253,224	2,512	6,075	115	259,299	2,627
Farm land	4,024	32	250	—	4,274	32
Vacant land	7,684	129	199	3	7,883	132
Real estate secured	638,604	4,896	13,567	223	652,171	5,119
Commercial and industrial	132,212	952	519	32	132,731	984
Municipal	17,494	30	—	—	17,494	30
Consumer	4,794	80	—	—	4,794	80
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

1 Includes amounts reflecting ASC 310-30 accounting for purchased loans with deteriorated credit quality with respect to deterioration in credit quality that occurs subsequent to origination and which makes it probable that the Company will be unable to collect all contractually required payments from the borrower. ASC 310-30 loans and allowance were $1.7 million and $0, respectively for September 30, 2018 and $2.4 million and $92,000, respectively for December 31, 2017.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

September 30, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$880,412	$6,671	$—	$—	$880,412	$6,671
Potential problem loans [1]	9,550	181	—	—	9,550	181
Impaired loans	—	—	14,940	301	14,940	301
Unallocated allowance	—	592	—	—	—	592
Totals	$889,962	$7,444	$14,940	$301	$904,902	$7,745

December 31, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$783,206	$5,619	$—	$—	$783,206	$5,619
Potential problem loans [1]	9,898	339	—	—	9,898	339
Impaired loans	—	—	14,086	255	14,086	255
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

1 Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, if the loan is collateral dependent. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2018
Residential	$2,818	$2,864	$3,633	$123	$74	$5,303	$6,358	$3,540	$83
Home equity lines of credit	406	437	155	21	2	55	110	61	—
Residential real estate	3,224	3,301	3,788	144	76	5,358	6,468	3,601	83
Commercial	2,286	2,304	2,012	154	48	2,790	4,295	3,075	53
Construction of commercial	—	—	11	—	—	361	384	352	5
Farm land	—	—	—	—	—	224	435	236	—
Vacant land	43	43	43	3	2	149	171	152	8
Real estate secured	5,553	5,648	5,854	301	126	8,882	11,753	7,416	149
Commercial and industrial	—	—	52	—	—	505	602	459	3
Consumer	—	—	—	—	—	—	4	—	—
Totals	$5,553	$5,648	$5,906	$301	$126	$9,387	$12,359	$7,875	$152

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2017
Residential	$3,256	$3,367	$3,388	$86	$80	$3,803	$4,641	$3,605	$89
Home equity lines of credit	47	47	88	1	1	209	264	173	6
Residential real estate	3,303	3,414	3,476	87	81	4,012	4,905	3,778	95
Commercial	1,894	2,033	2,916	149	59	4,743	6,195	3,438	93
Construction of commercial	110	116	44	—	5	258	272	326	—
Farm land	—	—	—	—	—	980	1,177	982	—
Vacant land	44	44	45	3	2	157	181	161	8
Real estate secured	5,351	5,607	6,481	239	147	10,150	12,730	8,685	196
Commercial and industrial	110	110	44	32	2	76	171	110	2
Consumer	—	—	—	—	—	—	6	2	—
Totals	$5,461	$5,717	$6,525	$271	$149	$10,226	$12,907	$8,797	$198

NOTE 4 - MORTGAGE SERVICING RIGHTS

(in thousands)	September 30, 2018	December 31, 2017
Residential mortgage loans serviced for others	$111,957	$117,538
Fair value of mortgage servicing rights	1,034	1,010

Changes in mortgage servicing rights are as follows:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2018	2017	2018	2017
Mortgage Servicing Rights
Balance, beginning of period	$217	$241	$233	$339
Originated	11	15	18	53
Amortization (1)	(11)	(13)	(34)	(149)
Balance, end of period	$217	$243	$217	$243
Valuation Allowance
Balance, beginning of period	$—	$(25)	$—	$(23)
Decrease (increase) in impairment reserve (1)	—	26	—	24
Balance, end of period	$—	$1	$—	$1
Mortgage servicing rights, net	$217	$244	$217	$244
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 5 - PLEDGED ASSETS

(in thousands)	September 30, 2018	December 31, 2017
Securities available-for-sale (at fair value)	$77,498	$67,377
Loans receivable (at book value)	320,953	204,354
Total pledged assets	$398,451	$271,731

At September 30, 2018, securities were pledged as follows: $70.65 million to secure public deposits, $6.80 million to secure repurchase agreements and $0.05 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share data)	2018	2017	2018	2017
Net income	$2,344	$1,694	$6,259	$5,180
Less: Undistributed earnings allocated to participating securities	(33)	(16)	(73)	(41)
Net income allocated to common stock	$2,311	$1,678	$6,186	$5,139
Weighted average common shares issued	2,804	2,785	2,795	2,777
Less: Unvested restricted stock awards	(40)	(26)	(33)	(22)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,764	2,759	2,762	2,755
Add: Dilutive effect of stock options	15	20	18	19
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,779	2,779	2,780	2,774
Earnings per common share (basic)	$0.84	$0.61	$2.24	$1.87
Earnings per common share (diluted)	$0.83	$0.60	$2.23	$1.85

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

The requirements of the final rules approved by the Federal Reserve Bank (“FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital (to risk-weighted assets)
Salisbury	$104,815	12.26%	$68,400	8.0%	n/a	—
Bank	101,836	11.91	68,400	8.0	$85,500	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	86,961	10.17	51,300	6.0	n/a	—
Bank	93,983	10.99	51,300	6.0	68,400	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	86,961	10.17	38,475	4.5	n/a	—
Bank	93,983	10.99	38,475	4.5	55,575	6.5
Tier 1 Capital (to average assets)
Salisbury	86,961	8.02	43,396	4.0	n/a	—
Bank	93,983	8.66	43,396	4.0	54,245	5.0
December 31, 2017
Total Capital (to risk-weighted assets)
Salisbury	$98,920	12.94%	$61,154	8.0%	n/a	—
Bank	95,810	12.54	61,130	8.0	$76,413	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	45,865	6.0	n/a	—
Bank	88,924	11.64	45,848	6.0	61,130	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	34,399	4.5	n/a	—
Bank	88,924	11.64	34,386	4.5	49,668	6.5
Tier 1 Capital (to average assets)
Salisbury	82,034	8.53	38,461	4.0	n/a	—
Bank	88,924	9.25	38,461	4.0	48,076	5.0

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

NOTE 8 – BENEFITS

Salisbury’s 401(k) Plan expense was $240,000 and $210,000, respectively, for the three month periods ended September 30, 2018 and 2017, and $765,000 and $681,000, respectively, for the nine month periods ended September 30, 2018 and 2017. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $19,000 and $53,000, respectively, for the three month periods ended September 30, 2018 and 2017, and $20,000 and $88,000, respectively, for the nine month periods ended September 30, 2018 and 2017.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vest in full upon six years of qualified service. Salisbury’s ESOP expense was $62,000 and $34,000, respectively, for the three month periods ended September 30, 2018 and 2017, and $188,000 and $83,000, respectively, for the nine month periods ended September 30, 2018 and 2017.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury’s expense for this plan was $28 thousand and $36 thousand, respectively, for the three month periods ended September 30, 2018 and 2017, and $85 thousand and $77 thousand, respectively, for the nine month periods ended September 30, 2018 and 2017.

On January 19, 2018, the Compensation Committee granted a total of 53,500 Phantom Stock Appreciation Units pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”), including 20,000 units to three Named Executive Officers. Mr. Cantele received 10,000 units, Mr. Davies received 5,000 units and Mr. Albero received 5,000 units. The units will vest on the third anniversary of the grant date. Salisbury’s expense for all Phantom Stock Appreciation Units was $60 thousand and $53 thousand, respectively, for the three month periods ended September 30, 2018 and 2017, and $180 thousand and $87 thousand, respectively, for the nine month periods ended September 30, 2018 and 2017.

Grants of Restricted Stock and Options

Restricted stock

Restricted stock expense was $105 thousand and $74 thousand, respectively, for the three month periods ended September 30, 2018 and 2017, and $260 thousand and $194 thousand, respectively, for the nine month periods ended September 30, 2018 and 2017. In second quarter 2018, Salisbury granted a total of 13,210 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was $585,000. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of September 30, 2018 and 2017 totaled $857 thousand and $660 thousand, respectively. There were no forfeitures in the third quarter of 2018 or 2017, and year to date for 2018 and 2017 there were 0 and 200 shares forfeited, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the first quarter 2018, 1,350 stock options were exercised at $31.11 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury. In the second quarter 2018, there were 3,350 stock options exercised at $31.11 by two employees. In the third quarter 2018, there were 1,755 stock options exercised at $16.94 by one former Riverside employee. In the first quarter 2017, 12,150 stock options were exercised at $25.93 by former Riverside Bank executives. No stock options were exercised in the third or second quarters of 2017.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Unrealized (losses) gains on securities available-for-sale, net of tax	$(974)	$179
Accumulated other comprehensive (loss) income, net	$(974)	$179

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

Salisbury adopted ASC 820-10, “Fair Value Measurement - Overall,” which provides a framework for measuring fair value under generally accepted accounting principles. In accordance with ASC 820-10, Salisbury groups its financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1. Quoted prices in active markets for identical assets. Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 may also include U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•	Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.
•	Level 3. Significant unobservable inputs. Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2018.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
September 30, 2018
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,963	$—	$4,963
Municipal bonds	—	5,390	—	5,390
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	34,399	—	34,399
Collateralized mortgage obligations:
U.S. Government agencies	—	17,852	—	17,852
Non-agency	—	1,797	—	1,797
SBA bonds	—	27,850	—	27,850
Corporate bonds	—	3,529	—	3,529
Securities available-for-sale	$—	$95,780	$—	$95,780
CRA mutual funds	823	—	—	823
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$6,002	$6,002
Other real estate owned	$—	$—	$340	$340
December 31, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$3,486	$—	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	45,868	—	45,868
Collateralized mortgage obligations:
U.S. Government agencies	—	10,377	—	10,377
Non-agency	—	2,664	—	2,664
SBA bonds	—	12,267	—	12,267
Corporate bonds	—	3,550	—	3,550
Securities available-for-sale	$—	$78,212	$—	$78,212
CRA mutual funds	835	—	—	835
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,863	$5,863
Other real estate owned	$—	$—	$719	$719

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2018
Financial Assets
Cash and cash equivalents	$42,220	$42,220	$42,220	$—	$—
Securities available-for-sale	95,780	95,780	—	95,780	—
CRA mutual fund	823	823	823	—	—
Federal Home Loan Bank of Boston stock	4,988	4,988	—	—	4,988
Loans held-for-sale	589	599	—	—	599
Loans receivable, net[1]	898,625	873,397	—	—	873,397
Accrued interest receivable	3,317	3,317	—	—	3,317
Cash surrender value of life insurance policies	14,627	14,627	14,627	—	—
Financial Liabilities
Demand (non-interest-bearing)	$233,935	$233,935	$—	$—	$233,935
Demand (interest-bearing)	151,830	151,830	—	—	151,830
Money market	202,308	202,308	—	—	202,308
Savings and other	176,415	176,415	—	—	176,415
Certificates of deposit	137,673	137,648	—	—	137,648
Deposits	902,161	902,136	—	—	902,136
Repurchase agreements	6,658	6,658	—	—	6,658
FHLBB advances	67,596	67,589	—	—	67,589
Subordinated debt	9,829	10,063	—	—	10,063
Note payable	289	297	—	—	297
Capital lease liability	3,114	3,391	—	—	3,391
Accrued interest payable	382	382	—	—	382
December 31, 2017
Financial Assets
Cash and cash equivalents	$48,486	$48,486	$48,486	$—	$—
Securities available-for-sale	78,212	78,212	—	78,212	—
CRA mutual fund	835	835	835	—	—
Federal Home Loan Bank of Boston stock	3,813	3,813	—	—	3,813
Loans held-for-sale	669	669	—	—	669
Loans receivable, net[1]	801,703	816,451	—	—	816,451
Accrued interest receivable	2,665	2,665	—	—	2,665
Cash surrender value of life insurance policies	14,381	14,381	14,381	—	—
Financial Liabilities
Demand (non-interest-bearing)	$220,536	$220,536	$—	$—	$220,536
Demand (interest-bearing)	142,575	142,575	—	—	142,575
Money market	190,953	190,953	—	—	190,953
Savings and other	144,600	144,600	—	—	144,600
Certificates of deposit	116,831	115,290	—	—	115,290
Deposits	815,495	813,954	—	—	813,954
Repurchase agreements	1,668	1,668	—	—	1,668
FHLBB advances	54,422	54,918	—	—	54,918
Subordinated debt	9,811	10,313	—	—	10,313
Note payable	313	341	—	—	341
Capital lease liability	1,835	2,161	—	—	2,161
Accrued interest payable	99	99	—	—	99

1 In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 11 – SUBSEQUENT EVENTS

On October 26, 2018 the Board of Directors declared a dividend of $0.28 per common share payable on November 30, 2018 to shareholders of record as of November 16, 2018.

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

Revenue Recognition

Topic 606 does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP. Thus, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. Management evaluated its revenue streams and reviewed related contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, Salisbury does not assess whether a significant financing component exists if the period between when Salisbury performs its obligations under the contract and when the customer pays is one year or less. None of the Salisbury’s contracts contained a significant financing component as of September 30, 2018.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that Salisbury disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The guidance provides certain practical expedients that limit this requirement and, therefore, Salisbury does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which Salisbury has the right to invoice for services performed. All revenue accounted for under the scope of ASC 606 meets one of these two criteria.

FINANCIAL CONDITION

Securities and Short Term Funds

During the first nine months of 2018, securities available-for-sale increased $17.6 million to $95.8 million at September 30, 2018. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $6.3 million to $42.2 million at September 30, 2018.

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider any of its securities, other than four non-agency CMO securities reflecting OTTI, to be OTTI at September 30, 2018. As of September 30, 2018 one of these positions reflected an unrealized loss of $17 thousand while the remaining three positions reflected an unrealized gain of $348 thousand.

Salisbury has, and continues to monitor, CMO securities where historical recognition of losses has occurred as a result of OTTI. Salisbury determined, as of September 30, 2018, that additional recognition of OTTI was not required. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI.

Loans

Net loans receivable increased $96.9 million to $898.6 million at September 30, 2018, compared with $801.7 million at December 31, 2017 and increased $114.5 million from $784.1 million at September 30, 2017. The increase in gross loans from fourth quarter 2017 primarily reflected growth in the residential mortgages of $46.2 million, commercial real estate of $32.0 million and commercial and industrial loans of $18.0 million. The increase in gross loans from third quarter 2017 primarily reflected growth in the residential mortgages of $52.3 million, commercial real estate of $34.7 million and commercial and industrial loans of $22.1 million.

Asset Quality

During the first nine months of 2018, non-performing assets increased $1.1 million primarily from a net increase in the balance of non-performing loans of $1.5 million, partly offset by a reduction in OREO assets of $0.4 million. During the first nine months of 2018, total impaired and potential problem loans increased by $0.5 million to $24.5 million, or 2.71% of gross loans receivable at September 30, 2018, from $24.0 million, or 2.97% of gross loans receivable at December 31, 2017.

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

Past Due Loans

Loans past due 30 days or more decreased $0.1 million for the nine months ended September 30, 2018 to $9.0 million, or 1.0% of gross loans receivable compared with $9.1 million, or 1.13% of gross loans receivable at December 31, 2017.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Past due 30-59 days	$1,493	$2,594
Past due 60-89 days	291	942
Past due 90-179 days	97	31
Past due 180 days and over	—	—
Accruing loans	1,881	3,567
Past due 30-59 days	1,236	1,186
Past due 60-89 days	—	684
Past due 90-179 days	1,739	516
Past due 180 days and over	4,163	3,164
Non-accrual loans	7,138	5,550
Total loans past due 30 days or greater	$9,019	$9,117

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

 Impaired Loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all contractual principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Non-accrual loans, excluding troubled debt restructured loans	$6,846	$5,450
Non-accrual troubled debt restructured loans	1,232	1,154
Accruing troubled debt restructured loans	6,862	7,482
Total impaired loans	$14,940	$14,086
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets increased $1.1 million to $8.5 million, or 0.77% of assets at September 30, 2018, from $7.4 million, or 0.75% of assets at December 31, 2017.

The 15.8% increase in non-performing assets in the first nine months 2018 resulted primarily from $4.1 million of loans placed on non-accrual, partly offset by loan payoffs of $2.4 million, charged-offs of $0.3 million and a reduction of $0.3 million in real estate acquired in settlement of loans.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Residential 1-4 family	$3,599	$2,045
Residential 5+ multifamily	1,003	151
Home equity lines of credit	413	66
Commercial	2,478	3,622
Farm land	224	250
Vacant land	—	—
Real estate secured	7,717	6,134
Commercial and industrial	360	470
Consumer	—	—
Non-accruing loans	8,077	6,604
Accruing loans past due 90 days and over	96	31
Non-performing loans	8,173	6,635
Foreclosed assets	340	719
Non-performing assets	$8,513	$7,354

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Current	$939	$1,054
Past due 30-59 days	1,236	1,186
Past due 60-89 days	—	684
Past due 90-179 days	1,835	546
Past due 180 days and over	4,163	3,165
Total non-performing loans	$8,173	$6,635

At September 30, 2018, 11.49% of non-performing loans were current with respect to loan payments, compared with 15.89% at December 31, 2017. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosures or liquidation.

Troubled Debt Restructured Loans

Troubled debt restructured loans improved slightly during first nine months 2018 to $8.1 million, or 0.89% of gross loans receivable at September 30, 2018, compared to $8.6 million, or 1.07% of gross loans receivable at December 31, 2017.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Residential 1-4 family	$2,846	$3,138
Residential 5+ multifamily	675	1,595
Home equity lines of credit	47	47
Personal	—	—
Vacant land	192	199
Commercial	2,957	2,454
Real estate secured	6,717	7,433
Commercial and industrial	145	49
Accruing troubled debt restructured loans	6,862	7,482
Residential 1-4 family	229	269
Residential 5+ multifamily	1003	151
Commercial	—	624
Real estate secured	1,232	1,044
Commercial and Industrial	—	110
Non-accrual troubled debt restructured loans	1,232	1,154
Troubled debt restructured loans	$8,094	$8,636

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Current	$6,793	$7,293
Past due 30-59 days	69	189
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	6,862	7,482
Current	185	530
Past due 30-59 days	798	—
Past due 60-89 days	—	624
Past due 90-179 days	249	—
Past due 180 days and over	—	—
Non-accrual troubled debt restructured loans	1,232	1,154
Total troubled debt restructured loans	$8,094	$8,636

At September 30, 2018, 86.21% of troubled debt restructured loans were current with respect to loan payments, as compared with 90.59% at December 31, 2017.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans decreased $0.3 million during the first nine months of 2018 to $9.6 million, or 1.06% of gross loans receivable at September 30, 2018, compared with $9.9 million, or 1.23% of gross loans receivable at December 31, 2017.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Residential 1-4 family	$2,107	$1,432
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	99	104
Residential real estate	2,206	1,536
Commercial	6,881	7,905
Construction of commercial	—	—
Commercial real estate	6,881	7,905
Farm land	—	—
Vacant land	—	—
Real estate secured	9,087	9,441
Commercial and industrial	463	457
Consumer	—	—
Total potential problem loans	$9,550	$9,898

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Current	$8,700	$8,520
Past due 30-59 days	513	1,291
Past due 60-89 days	241	56
Past due 90-179 days	96	31
Total potential problem loans	$9,550	$9,898

At September 30, 2018, 91.1% of potential problem loans were current with respect to loan payments, as compared with 86.1% at December 31, 2017. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $86.7 million during 2018, or 10.6%, to $902.1 million at September 30, 2018, compared with $815.5 million at December 31, 2017. Retail repurchase agreements balance increased by $5.0 million to $6.7 million at September 30, 2018 compared to $1.7 million at December 31, 2017. Salisbury acquired approximately $8 million in deposits as a result of the completion of its purchase of Orange Bank & Trust Company’s Fishkill, N.Y branch during the second quarter 2018. Total deposits at September 30, 2018 included five relationships totaling approximately $86.7 million, or 9.6% of total deposits. On June 28, 2018, approximately $38 million was deposited by a Trust and Wealth Advisory customer. As part of planned distributions, approximately $29 million of these funds were withdrawn on July 12, 2018 and the remainder was withdrawn on September 27, 2018.

The distribution of average total deposits by account type is as follows:

	September 30, 2018			December 31, 2017
(in thousands)	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
Demand deposits	$220,608	24.66%	0.00%	$216,164	26.83%	0.00%
Interest-bearing checking accounts	149,749	16.74	0.30	135,756	16.85	0.23
Regular savings accounts	179,298	20.04	0.70	145,779	18.09	0.29
Money market savings	208,838	23.34	0.85	191,407	23.76	0.36
Certificates of deposit [1]	136,148	15.22	1.31	116,608	14.47	0.90
Total deposits	$894,641	100.00%	0.59%	$805,714	100.00%	0.31%

1Certificates of deposit included Certificate of Deposit Account Registry Service (“CDARS”) one-way buys of $15.2 million at September 30, 2018. CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to manage liquidity. Approximately $9.3 million of CDARS certificates of deposit mature in November 2018 and the remainder matures in August 2019. Salisbury did not enter into any CDARS one-way buys as of December 31, 2017.

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	September 30, 2018	December 31, 2017
Less than 1.00%	$42,901	$50,226
1.00% to 1.99%	52,272	52,558
2.00% to 2.99%	42,500	14,047
Total	$137,673	$116,831

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At September 30, 2018
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$36,565	$6,292	$43	$1	$42,901	31.16%
1.00% to 1.99%	23,652	12,215	6,466	9,939	52,272	37.97
2.00% to 2.99%	23,140	9,030	4,723	5,607	42,500	30.87
Total	$83,357	$27,537	$11,232	$15,547	$137,673	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

Septmber 30, 2018 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$15,030	$8,075	$13,986	$30,585	$67,675

FHLBB advances increased $13.2 million during 2018 to $67.6 million at September 30, 2018, compared with $54.4 million at December 31, 2017. The net increase reflected new advances totaling $82.0 million entered into during 2018, partly offset by the maturity of $69.0 million of advances in 2018. During the third quarter 2018, Salisbury paid off $12 million of FHLBB advances and did not enter into any new advances.

Salisbury also has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At September 30, 2018, Salisbury had $27 million of letters of credit outstanding and Salisbury’s remaining borrowing capacity at the FHLBB approximated $144 million.

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

Operating activities for the nine-month period ended September 30, 2018 provided net cash of $10.6 million. Investing activities utilized net cash of $110.9 million principally from $89.5 million of net loan originations and principal collections, $41.2 million of purchases of securities available-for-sale and FHLBB stock and $1.2 million of capital expenditures, partly offset by proceeds of $9.4 million from sale and calls of securities available-for-sale and $11.5 million from the maturity of available-for-sale-securities. Financing activities provided net cash of $94.1 million, principally due to a net increase in FHLBB advances of $13.0 million, a net increase in deposits of $57.5 million and an increase in time deposits of $20.9 million.

At September 30, 2018, Salisbury had outstanding commitments to fund new loan originations of $46.6 million and unused lines of credit of $128.4 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2018 and 2017

OVERVIEW

Net income allocated to common shareholders was $2.3 million, or $0.84 per common share, for the third quarter ended September 30, 2018 (third quarter 2018), compared with $1.7 million, or $0.61 per common share, for the third quarter ended September 30, 2017 (third quarter 2017), and $1.9 million, or $0.68 per common share, for the second quarter ended June 30, 2018 (second quarter 2018).

Net Interest Income

Tax equivalent net interest income for the third quarter 2018 increased $629 thousand, or 7.9%, versus third quarter 2017. Average earning assets increased $128.3 million versus third quarter 2017. Average total interest bearing deposits increased $68.6 million versus third quarter 2017. The average total interest bearing deposits for third quarter 2018 reflected approximately $38 million deposited by a Trust and Wealth Advisory client on June 28, 2018. Approximately $27 million of these funds were withdrawn in July, with the remainder withdrawn in September. The tax equivalent net interest margin for the third quarter 2018 was 3.29% compared with 3.49% for the third quarter 2017. The decline in the net interest margin primarily reflected the higher cost of borrowing from the FHLB and the repricing of deposits at higher interest rates.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Loans (a)(d)(f)	$896,516	$781,847	$9,678	$8,382	4.32%	4.29%
Securities (c)(d)	90,193	84,804	631	544	2.80	2.57
FHLBB stock	5,218	3,442	70	39	5.37	4.53
Short term funds (b)	54,032	47,558	252	136	1.87	1.14
Total earning assets	1,045,959	917,651	10,631	9,101	4.07	3.97
Other assets	53,846	59,018
Total assets	$1,099,805	$976,669
Interest-bearing demand deposits	$149,746	$139,247	114	85	0.30	0.25
Money market accounts	208,836	197,274	447	187	0.86	0.38
Savings and other	179,298	151,668	315	140	0.70	0.37
Certificates of deposit	136,148	117,273	448	270	1.32	0.92
Total interest-bearing deposits	674,028	605,462	1,324	682	0.79	0.45
Repurchase agreements	4,271	4,017	4	2	0.37	0.20
Capital lease	3,128	1,907	48	29	6.14	6.08
Note payable	292	323	4	6	5.48	7.43
Subordinated debt (net of issuance costs)	9,826	9,802	156	156	6.35	6.37
FHLBB advances	70,845	28,630	481	241	2.72	3.37
Total interest-bearing liabilities	762,390	650,141	2,017	1,116	1.06	0.69
Demand deposits	230,760	223,458
Other liabilities	6,254	5,600
Shareholders’ equity	100,401	97,470
Total liabilities & shareholders’ equity	$1,099,805	$976,669
Net interest income			$8,614	$7,985
Spread on interest-bearing funds					3.01	3.28
Net interest margin (e)					3.29	3.49

(a)       Includes non-accrual loans.

(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $115,000 and $219,000, respectively, for 2018 and 2017 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2018 versus 2017
Change in interest due to	Volume	Rate	Net
Loans	$1,234	$62	$1,296
Securities	36	51	87
FHLBB stock	22	9	31
Short term funds	24	92	116
Interest-earning assets	1,316	214	1,530
Deposits	106	536	642
Repurchase agreements	0	2	2
Capital lease	19	0	19
Note payable	(1)	(1)	(2)
Subordinated debt	—	—	—
FHLBB advances	321	(81)	240
Interest-bearing liabilities	445	456	901
Net change in net interest income	$871	$(242)	$629

Interest Income

Tax equivalent interest income increased $1.5 million to $10.6 million for third quarter 2018 as compared with third quarter 2017. Loan income as compared to third quarter 2017 increased $1.3 million, or 15.5%, primarily due to a $114.7 million, or 14.7%, increase in average loans. Tax equivalent securities income increased $87 thousand, or 16.0%, for third quarter 2018 as compared with third quarter 2017, primarily due to a $5.4 million, or 6.4%, increase in average balances. Income on short-term funds as compared to third quarter 2017 increased $116 thousand, or 85.3%, primarily due to a $6.4 million, or 13.6%, increase in average short-term funds and a 73 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $901 thousand to $2.0 million for third quarter 2018 as compared with third quarter 2017. Interest on deposit accounts increased $642 thousand, or 94.1%, as a result of a $68.6 million, or 11.3%, increase in the average balances and an average increase in deposit rates of 34 basis points as compared with third quarter 2017. Interest expense on FHLBB borrowings increased $240 thousand as a result of an average balance increase of $42.2 million as compared with third quarter 2017, partly offset by a lower average borrowings rate which decreased 35 basis points. Interest expense on subordinated debt totaled $156 thousand for the third quarter in both 2018 and 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $378 thousand for third quarter 2018, compared with $237 thousand for third quarter 2017. Net loan charge-offs were $14 thousand and $236 thousand for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended September 30,	2018	2017
Net charge-offs to average loans receivable, gross	0.00%	0.03%
Non-performing loans to loans receivable, gross	0.90	1.05
Accruing loans past due 30-89 days to loans receivable, gross	0.20	0.44
Allowance for loan losses to loans receivable, gross	0.86	0.82
Allowance for loan losses to non-performing loans	94.76	78.12
Non-performing assets to total assets	0.77	1.25

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 0.86% at September 30, 2018 compared to 0.82% at September 30, 2017.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $8.2 million, or 0.90% of gross loans receivable at September 30, 2018 as compared to $8.3 million, or 1.05%, at September 30, 2017. Accruing loans past due 30-89 days decreased $1.7 million to $1.8 million, or 0.20% of gross loans receivable from $3.5 million, or 0.44% of gross loans receivable, at September 30, 2017. See “Financial Condition – Asset Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during the first nine months of 2018.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2018.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Trust and wealth advisory	$936	$874	$62	7%
Service charges and fees	932	935	(3)	—
Gains on sales of mortgage loans, net	21	25	(4)	(16)
Mortgage servicing, net	84	104	(20)	(19)
Loss on CRA mutual fund	(6)	—	(6)	—
Other	121	142	(21)	(15)
Total non-interest income	$2,088	$2,080	$8	—%

Non-interest income for third quarter 2018 increased $8 thousand versus third quarter 2017. Trust and Wealth Advisory income increased $62 thousand versus third quarter 2017. The increase primarily reflected higher asset management fees as well as higher estate and retirement planning fees. Assets under administration were $690 million as of September 30, 2018 compared with $668 million at June 30, 2018 and $595 million as of September 30, 2017. Service charges and fees decreased $3 thousand versus third quarter 2017 as higher interchange fees, resulting from higher debit card volume, was offset by lower deposit and other fees. Gains on the sales of mortgages declined $4 thousand versus third quarter 2017 primarily as a result of a reduction in the capitalization rates applied to sold mortgage loans to establish the mortgage servicing asset. Third quarter 2018 mortgage loans sales totaled $1.3 million versus $1.1 million for third quarter 2017. The reduction in mortgage servicing revenue primarily reflected the reversal of a previously recorded impairment charge of $25 thousand in the third quarter 2017. Third quarter 2018 and third quarter 2017 included net mortgage servicing amortization and periodic impairment (benefit) charges of $8 thousand and ($12) thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Salaries	$3,078	$2,829	$249	9%
Employee benefits	1,065	1,004	61	6
Premises and equipment	1,036	995	41	4
Data processing	519	545	(26)	(5)
Professional fees	496	481	15	3
OREO gains, losses and write-downs	38	218	(180)	(83)
Collections, OREO, and loan related	116	201	(85)	(42)
FDIC insurance	141	106	35	33
Marketing and community support	167	220	(53)	(24)
Amortization of intangibles	111	142	(31)	(22)
Other	562	479	83	17
Total non-interest expense	$7,329	$7,220	$109	2%

Non-interest expense for third quarter 2018 increased $109 thousand versus third quarter 2017. Total salary and employee benefits expense increased $310 thousand in the current year’s quarter as compared to the same period in the prior year. The increase is mainly attributable to the mix and levels of staff and higher employee benefit costs, partly offset by higher deferred expense in the current quarter related to loan origination. Premises and equipment expense increased $41 thousand versus third quarter 2017. The year-over-year increase primarily reflected higher building depreciation and maintenance and repair costs as well as higher software expense, partly offset by lower equipment maintenance and repair costs. Data processing expense decreased $26 thousand versus third quarter 2017. The year over year decrease reflected lower Trust and Wealth Advisory data processing costs and lower ATM and debit card processing fees, partly offset by higher core data processing charges. Professional fees increased $15 thousand versus third quarter 2017 as higher internal audit fees were offset by lower consultation, investment management, audit and legal fees. OREO gains, losses and write-downs decreased $180 thousand versus third quarter 2017 due to a decline in the number of OREO properties owned by Salisbury. As of third quarter 2018, Salisbury owned one OREO property compared with six properties as of third quarter 2017. OREO and loan related expenses decreased $85 thousand versus third quarter 2017 primarily reflecting lower OREO carrying costs, lower delinquent taxes paid on foreclosed properties and lower litigation expense, partly offset by higher costs for appraisals and inspections. The increase in FDIC related expense primarily reflected asset growth. Marketing and community support costs decreased $53 thousand compared to the prior year third quarter.

Income Taxes

The effective income tax rates for third quarter 2018 and third quarter 2017 were 18.65% and 29.09%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, in December 2017, the federal statutory tax rate was reduced from 34% to 21%. Salisbury’s effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the nine month periods ended September 30, 2018 and 2017

Overview

Net income allocated to common shareholders was $6.2 million, or $2.24 per common share, for the nine month period ended September 30, 2018 (nine month period 2018), compared with $5.1 million, or $1.87 per common share, for the nine month period ended September 30, 2017 (nine month period 2017).

Net Interest Income

Tax equivalent net interest income for the nine months of 2018 increased $916 thousand, or 3.8%, versus the nine months of 2017. Average earning assets increased $97.1 million versus the nine months of 2017. Average total interest bearing deposits increased $53.8 million versus the nine months of 2017. The net interest margin of 3.36% decreased 21 basis points versus 3.57% for the nine months of 2017.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Loans (a)(d)(f)	$859,578	$775,067	$27,551	$25,092	4.27%	4.32%
Securities (c)(d)	85,103	79,099	1,702	1,623	2.67	2.74
FHLBB stock	4,709	3,631	162	104	4.59	3.82
Short term funds (b)	41,987	36,449	500	247	1.59	0.90
Total earning assets	991,377	894,246	29,915	27,066	4.02	4.04
Other assets	53,634	56,695
Total assets	$1,045,011	$950,941
Interest-bearing demand deposits	$146,904	$133,700	305	230	0.28	0.23
Money market accounts	193,754	189,718	950	487	0.65	0.34
Savings and other	169,156	144,464	732	285	0.58	0.26
Certificates of deposit	128,216	116,395	1,110	774	1.15	0.89
Total interest-bearing deposits	638,030	584,277	3,097	1,776	0.65	0.41
Repurchase agreements	3,008	2,462	6	4	0.27	0.22
Capital lease	2,753	925	130	66	6.30	9.51
Note payable	300	330	14	13	6.22	5.25
Subordinated debt (net of issuance costs)	9,820	9,796	468	468	6.35	6.37
FHLBB advances	65,569	37,222	1,314	769	2.67	2.75
Total interest-bearing liabilities	719,480	635,012	5,029	3,096	0.93	0.65
Demand deposits	220,543	213,782
Other liabilities	5,870	5,893
Shareholders’ equity	99,118	96,254
Total liabilities & shareholders’ equity	$1,045,011	$950,941
Net interest income			$24,886	$23,970
Spread on interest-bearing funds					3.09	3.39
Net interest margin (e)					3.36	3.57
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $350,000 and $711,000, respectively for 2018 and 2017 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2018 versus 2017
Change in interest due to	Volume	Rate	Net
Loans	$2,722	$(263)	$2,459
Securities	122	(43)	79
FHLBB stock	34	24	58
Short term funds	52	201	253
Interest-earning assets	2,930	(81)	2,849
Deposits	212	1,109	1,321
Repurchase agreements	1	1	2
Capital lease	108	(44)	64
Note payable	(1)	2	1
Subordinated Debt	1	(1)	—
FHLBB advances	577	(32)	545
Interest-bearing liabilities	898	1,035	1,933
Net change in net interest income	$2,032	$(1,116)	$916

Interest Income

Tax equivalent interest income increased $2.8 million to $29.9 million for the nine month period 2018 as compared with the nine month period 2017. Loan income, as compared to the nine months of 2017, increased $2.5 million or 9.8% primarily due to an $84.5 million, or 10.9%, increase in average loans. The increase was partially offset by a 5 basis point decrease in the average loan yield. The average loan yields for the nine month period 2017 reflected higher net accretion related to fair value adjustments for loans related to the Riverside acquisition.

Tax equivalent securities income increased $79 thousand, or 4.9%, for the nine month period 2018 as compared with the nine month period 2017, primarily due to a $6.0 million, or 7.6%, increase in average volume, partly offset by a 7 basis point decrease in average yield.

Interest Expense

Interest expense increased $1.9 million, or 62.4%, to $5.0 million for the nine month period 2018 as compared with the nine month period 2017. Interest on deposit accounts increased $1.3 million, or 74.3%, as a result of a $53.8 million increase in the average balances. The increase in deposit interest expense reflected growth in average deposit balances and a 24 basis point increase in average deposit rates compared with the nine month period 2017. Average deposits reflected Salisbury’s acquisition of approximately $8 million in deposits as a result of the completion of its purchase of Orange Bank & Trust Company’s Fishkill, N.Y branch during the second quarter 2018. Interest expense on FHLBB borrowings increased $545 thousand as a result of an average balance increase of $28.3 million as compared with the nine month period 2017, partially offset by a decrease in the average borrowings rate by 8 basis points. Interest expense on subordinated debt totaled $468 thousand for the nine month periods 2018 and 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,171 thousand for the nine month period ended September 30, 2018 as compared to $953 thousand for the nine month period ended September 30, 2017. Net loan charge-offs were $202 thousand and $586 thousand for the respective nine month periods.

Reserve coverage at September 30, 2018, as measured by the ratio of allowance for loan losses to gross loans, at 0.86%, compares with 0.82% a year ago at September 30, 2017. During the first nine months of 2018, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.5 million to $8.2 million. Non-performing loans represent 0.90% of gross loans receivable, an increase from 0.82% at December 31, 2017. At September 30, 2018, accruing loans past due 30-89 days decreased $1.7 million to $1.8 million or 0.20% of gross loans receivable from 0.44% at December 31, 2017. See “Financial Condition – Asset Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Trust and wealth advisory	$2,779	$2,620	$159	6%
Service charges and fees	2,693	2,799	(106)	(4)
Gains on sales of mortgage loans, net	38	104	(66)	(63)
Mortgage servicing, net	251	180	71	39
Losses on CRA mutual fund	(26)	—	(26)	n/a
Gains (losses) on sales, calls and write-downs of available-for-sale securities, net	16	(14)	30	n/a
Other	370	365	5	1
Total non-interest income	$6,121	$6,054	$67	1%

Non-interest income for the nine month period ended September 30, 2018 increased $67 thousand versus the same period in 2017. Trust and wealth advisory revenues increased $159 thousand mainly due to growth in asset based fees as well as higher estate and retirement planning fees. Assets under administration increased $95.9 million to $690.4 million as of third quarter 2018. Discretionary assets under administration increased $61.0 million to $435.4 million as of third quarter 2018. Service charges and fees decreased $106 thousand from third quarter 2017 as higher interchange fees were offset by lower ATM and other deposit fees. Income from sales and servicing of mortgage loans decreased $66 thousand due to a decrease in the number of loans sold. Mortgage loans sales totaled $1.9 million for the nine month period ended September 30, 2018 and $4.4 million for the nine month period ended September 30, 2017. Net mortgage servicing income increased $71 thousand from the third quarter 2017 primarily due to lower amortization of mortgage servicing rights, which was partly offset by a reduction in mortgage servicing fee income. The third quarter 2017 also included a benefit for the reversal of impairment charges for mortgage servicing rights. The nine month periods ended September 30, 2018 and 2017 included mortgage servicing amortization of $34 thousand and $149 thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2018	2017	2018 vs. 2017
Salaries	$8,864	$8,266	$598	7%
Employee benefits	3,192	2,923	269	9
Premises and equipment	3,161	2,797	364	13
Data processing	1,561	1,521	40	3
Professional fees	1,725	1,962	(237)	(12)
OREO gains, losses and write-downs	91	362	(271)	(75)
Collections, OREO, and loan related	432	513	(81)	(16)
FDIC insurance	394	354	40	11
Marketing and community support	630	623	7	1
Amortization of intangible assets	347	395	(48)	(12)
Other	1,528	1,561	(33)	(2)
Non-interest expense	$21,925	$21,277	$648	3%

Non-interest expense for the nine month period ended September 30, 2018 increased $648 thousand versus the same period in 2017. Salaries and benefits increased $867 thousand primarily due to increased staffing levels, merit adjustments and higher production accruals, reflecting higher loan origination volume, and higher deferred compensation accruals, partly offset by higher deferred expense in the current nine month period related to loan origination. Premises and equipment increased $364 thousand mainly due to higher lease expense, partly reflecting the acquisition of the New Paltz branch in June 2017, higher building and equipment maintenance and repair and depreciation costs. Data processing increased $40 thousand mainly due to higher core processing, data communications costs, partly offset by lower Trust and Wealth Advisory data processing costs and lower ATM and debit card processing related expenses. Professional fees decreased $237 thousand versus the nine month period 2017 reflected lower consulting, legal, audit and investment management fees. OREO gains, losses and write-downs decreased $271 thousand versus the nine month period 2017 due to a decline in the number of OREO properties owned by Salisbury. As of third quarter 2018, Salisbury owned one OREO property compared with six properties as of third quarter 2017. OREO and loan related expenses decreased $81 thousand year over year primarily reflecting lower OREO carrying costs and lower litigation expense, partly offset by higher costs for appraisals and inspections. The increase in FDIC related expense primarily reflected asset growth. Marketing and community support costs increased $7 thousand compared to the same period in 2017. Amortization of intangible assets decreased $48 thousand due to the aging off of expenses related to previous acquisitions.

Income taxes

The effective income tax rates for the nine month periods ended September 30, 2018 and September 30, 2017 were 17.21% and 26.86%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, in December 2017, the federal statutory tax rate was reduced from 34% to 21%. Salisbury’s effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets.

CAPITAL RESOURCES

Shareholders’ equity was $100.8 million at September 30, 2018, up $3.2 million from December 31, 2017. Book value and tangible book value per common share were $35.93 and $30.47, respectively, compared with $35.01 and $29.39, respectively, at December 31, 2017. Contributing to the increase in shareholders’ equity for year-to-date 2018 was net income of $6.2 million and issued stock of $.5 million, partially offset by other common stock dividends of $2.3 million. Accumulated other comprehensive income (loss) consists of unrealized losses on securities available-for-sale, net of tax, of $(1.2) million as of September 30, 2018.

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

	September 30, 2018		December 31, 2017
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	12.26%	11.91%	12.94%	12.54%
Tier 1 Capital (to risk-weighted assets)	10.17	10.99	10.73	11.64
Common Equity Tier 1 Capital (to risk-weighted assets)	10.17	10.99	10.73	11.64
Tier 1 Capital (to average assets)	8.02	8.66	8.53	9.25

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

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of September 30, 2018, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividends

During the nine month period ended September 30, 2018, Salisbury paid $2.3 million in common stock dividends.

On October 26, 2018, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 30, 2018 to shareholders of record on November 16, 2018. Common stock dividends, when declared, are generally paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2018 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2018, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel increase in interest rates – upward shift in market interest rates ranging from 68 basis points for the 2-year Treasury rates to 57 basis points for the 10-year Treasury in year one and then a gradual decline in market interest rates ranging from 149 basis points for the 2-year Treasury rates to 128 basis points for the 10-year Treasury in year two. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2018, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of September 30, 2018.

As of September 30, 2018	Months 1-12	Months 13-24
Immediately rising interest rates (static growth assumptions)	(4.0)%	2.3%
Immediately falling interest rates (static growth assumptions)	(2.1)	(5.1)
Gradual, non-parallel rising interest rates in year one, then gradual, non-parallel falling interest rates in year two	(0.7)	0.9

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2018 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury notes	$—	$—
U.S. Government agency notes	(353)	(631)
Municipal bonds	(221)	(422)
Mortgage backed securities	(1,243)	(2,210)
Collateralized mortgage obligations	(961)	(1,931)
SBA pools	(1,960)	(3,094)
Other	(116)	(219)
Total available-for-sale debt securities	$(4,854)	$(8,507)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2018.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

During the nine months ended September 30, 2018, there were no material changes to the risk factors previously disclosed in Salisbury’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

SALISBURY BANCORP, INC.

November 8, 2018	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 8, 2018	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

