Form 10-K
period 2018-12-31
SALISBURY BANCORP INC
filed 2019-03-15
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24751

SALISBURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1514263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Bissell Street, Lakeville, CT	06039
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (860) 435-9801

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.10 per share	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company” in Rule 12b-2 of the Exchange Act. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2018 was $106.3 million based on the closing sales price of $44.20 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2019, was 2,806,781.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 15, 2019, which will be filed within 120 days of fiscal year ended December 31, 2018, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2018

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

Abbreviations Used Herein

Bank	Salisbury Bank and Trust Company	FRA	Federal Reserve Act
BHC	Bank Holding Company	FRB	Federal Reserve Board
BHCA	Bank Holding Company Act	GAAP	Generally Accepted Accounting Principles in the United States of America
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act
CFPB	Consumer Financial Protection Bureau	LIBOR	London Interbank Offered Rate
CRA	Community Reinvestment Act of 1977	OREO	Other Real Estate Owned
CTDOB	State of Connecticut Department of Banking	OTTI	Other Than Temporarily Impaired
Dodd- Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PIC	Passive Investment Company
ESOP	Employee Stock Ownership Plan	Salisbury	Salisbury Bancorp, Inc. and Subsidiary
FACT Act	Fair and Accurate Credit Transactions Act	SBLF	Small Business Lending Fund
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOX	Sarbanes-Oxley Act of 2002
FHLBB	Federal Home Loan Bank of Boston	Treasury	United States Department of the Treasury

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

The majority of the Bank’s loans as of December 31, 2018, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters.

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

Municipal Loans

The Bank makes commercial loans to municipalities and municipal entities (i.e., fire districts, school districts) located within its geographic market area. The most common loans are one-year interest-only Bond Anticipation Notes. The Bank also makes medium-term amortizing loans (two to seven years) for acquisition of capital equipment. The Bank has also underwritten several long-term amortizing loans to finance municipal buildings and infrastructure. These loans, which are unsecured, are general obligations of each municipality backed by its full faith and credit and taxing authority. Most municipal borrowers maintain a strong deposit relationship with the Bank. Loans to municipalities and municipal entities are bank-qualified tax-exempt loans and are considered to be a lower credit risk relative to most other commercial loans.

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

In addition to loan review’s performed by Credit Administration, loan review activities are also performed by an independent third party loan review firm that evaluates the creditworthiness of borrowers and the appropriateness of the Bank’s risk rating classifications. The firm’s findings are reported to Credit Administration, Senior Management, and the Board level Loan and Audit Committees.

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

Acquisitions

In June 2017, the Bank completed its purchase and assumption of the New Paltz, New York branch of Empire State Bank, which included approximately $31 million in deposits and $7 million in branch related loans. In addition, in April 2018 the Bank completed its purchase and assumption of the Fishkill, New York branch of Orange Bank & Trust Company, which included approximately $8 million in deposits and $8 million in branch related loans.

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

Employees

At December 31, 2018, the Bank had 172 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP and an employee 401(k) plan. Management considers relations with its employees to be good.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

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

As of December 31, 2018, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2018, the Bank had FHLBB stock of $4.5 million and FHLBB advances of $67.2 million.

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

As of December 31, 2018 the Bank is subject to section 404(b) of SOX, which requires public companies' annual reports to include the company's own assessment of internal control over financial reporting, and an auditor's attestation. See Item 9A “CONTROLS AND PROCEDURES” for management’s assessment of internal controls and Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA” for the auditor’s attestation.

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential	18-19, 23-31
II.	Investment Portfolio	23-24, 48-50
III.	Loan Portfolio	24-29, 51-57
IV.	Summary of Loan Loss Experience	26, 51-57
V.	Deposits	29, 59-60
VI.	Return on Equity and Assets	31
VII.	Short-Term Borrowings	29-30, 60
Item 1A.	RISK FACTORS

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

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2018, Salisbury had $13.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

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

Salisbury’s accounting policies and methods are fundamental to how Salisbury records and reports its financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of Salisbury’s financial statements. These changes can be hard to predict and can materially impact how Salisbury records and reports its financial condition and results of operations. In some cases, Salisbury could be required to apply a new or revised standard retroactively, resulting in Salisbury restating prior period financial statements.

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

In June 2017, the Bank completed its acquisition of the New Paltz, New York branch of Empire State Bank. In addition, in April 2018, the Bank completed its purchase and assumption of the Fishkill, New York branch of Orange Bank & Trust Company Orange Bank & Trust Company. The Bank also consolidated its previous Fishkill, New York branch with the new Fishkill, New York branch. In March 2018, the Bank relocated its current branch in Newburgh, New York to another location in the same city. The Bank entered into a lease agreement for the new facility and it ceased paying rent for the previous location as of April 1, 2018. For additional information, see Note 7, “Bank Premises and Equipment,” and Note 19, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Lakeville Office [1]	5 Bissell Street, Lakeville, CT	Owned	—
Executive Office	19 Bissell Street, Lakeville, CT	Owned	—
Salisbury Office	18 Main Street, Salisbury, CT	Owned	—
Sharon Office	5 Gay Street, Sharon, CT	Owned	—
Canaan Operations	94 Main Street, Canaan, CT	Owned	—
Canaan Office	100 Main Street, Canaan, CT	Owned	—
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/9/20
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	—
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	12/30/28
Millerton Office	87 Main Street, Millerton, NY	Owned	—
Poughkeepsie Office	11 Garden Street, Poughkeepsie, NY	Owned	—
Fishkill Office	701 Route 9, Fishkill, NY	Leased	9/29/29
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	8/01/23
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	7/31/22
Newburgh Office	801 Auto Park Place, Newburgh, NY	Leased	12/31/21
New Paltz Office	275 Main Street, New Paltz, NY *	Leased	9/14/19

1In March 2019, the Trust and Wealth Advisory Services Division relocated to 5 Bissell Street, Lakeville, CT and the Executive Office relocated to 19 Bissell Street, Lakeville, CT.

2The Bank has entered into a letter of intent to purchase this property, which the Bank anticipates consummating in September, 2019.

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

(a) Market Information

Salisbury’s common stock trades on the NASDAQ Capital Market under the symbol “SAL”. Holders

There were approximately 2,290 holders of record of the common stock of Salisbury as of March 11, 2019. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

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

Equity Compensation Plan Information

For the information required by this item see Note 15 – “Long Term Incentive Plans” of Notes to Consolidated Financial Statements.

(b) Recent Sales of Unregistered Securities and Use of Proceeds

None.

(c ) Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table contains certain information concerning the financial position and results of operations of Salisbury at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2018	2017	2016	2015	2014
Statement of Income
Interest and dividend income	$40,372	$35,521	$34,454	$34,610	$22,855
Interest expense	7,221	4,238	3,849	3,026	2,704
Net interest and dividend income	33,151	31,283	30,605	31,584	20,151
Provision for loan losses	1,728	1,020	1,835	917	1,134
Gains on securities, net	318	178	584	192	—
Trust and wealth advisory	3,700	3,477	3,338	3,265	3,295
Service charges and fees	3,718	3,718	3,133	2,986	2,473
Gains on sales of mortgage loans, net	89	125	229	274	64
Mortgage servicing, net	308	255	156	47	94
Other	812	483	451	510	326
Non-interest income	8,945	8,236	7,891	7,274	6,252
Non-interest expense	29,835	29,329	27,387	25,921	22,138
Income before income taxes	10,533	9,170	9,274	12,020	3,131
Income tax provision	1,709	2,914	2,589	3,563	610
Net income	8,824	6,256	6,685	8,457	2,521
Net income allocated to common stock	8,713	6,201	6,633	8,298	2,355
Financial Condition
Total assets	$1,121,554	$986,984	$935,366	$891,192	$855,427
Loans receivable, net	909,279	801,703	763,184	699,018	673,330
Allowance for loan losses	7,831	6,776	6,127	5,716	5,358
Securities	97,150	82,860	82,834	79,870	94,827
Deposits	926,739	815,495	781,770	754,533	715,426
Federal Home Loan Bank of Boston advances	67,154	54,422	37,188	26,979	28,813
Repurchase agreements	4,104	1,668	5,535	3,914	4,163
Subordinated debt, net of issuance costs	9,835	9,811	9,788	9,764	—
Total shareholders' equity	103,459	97,514	94,007	90,574	101,821
Non-performing assets	8,324	7,354	12,565	16,264	10,892
Wealth assets under administration	648,027	610,218	516,350	371,012	385,316
Discretionary wealth assets under administration	398,287	394,673	366,167	299,148	301,720
Non-discretionary assets under administration	249,740	215,545	150,183	71,864	83,596
Per Common Share Data
Earnings, basic	$3.15	$2.25	$2.43	$3.04	$1.32
Earnings, diluted	3.13	2.24	2.41	3.02	1.32
Cash dividends declared and paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	31.45	29.39	28.90	27.69	25.83
Statistical Data
Net interest margin (taxable equivalent)	3.35%	3.58%	3.69%	3.99%	3.64%
Efficiency ratio (taxable equivalent)	69.13	66.79	66.74	63.03	78.41
Effective tax rate	16.23	31.78	27.92	29.64	19.49
Return on average assets	0.83	0.63	0.72	0.94	0.37
Return on average common shareholders' equity	8.84	6.42	7.16	9.36	3.88
Dividend payout ratio	35.56	49.76	46.16	36.82	81.43
Allowance for loan losses to loans receivable, gross	0.85	0.84	0.80	0.81	0.79
Non-performing assets to total assets	0.74	0.74	1.34	1.82	1.27
Tier 1 leverage capital	8.25	8.53	8.69	8.56	12.31
Total risk-based capital	12.51	12.94	13.26	13.51	14.27
Weighted average common shares outstanding, basic	2,763	2,755	2,733	2,706	1,764
Weighted average common shares outstanding, diluted	2,780	2,774	2,749	2,723	1,765

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In June 2017, the Bank completed its acquisition of the New Paltz, New York branch of Empire State Bank. In April 2018, the Bank completed its acquisition of the Fishkill, New York branch of Orange Bank & Trust Company and consolidated its existing Fishkill branch into that new location.

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

For both goodwill and for the core deposit intangible, the comparable transaction methodology was used to assess, and conclude that there was no impairment at December 31, 2018.

Future events, or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on the results of operations.

Management evaluates securities for other-than-temporary impairment giving consideration to the extent to which the fair value has been less than cost, estimates of future cash flows, delinquencies and default severity, the intent and ability of Salisbury to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and the likelihood that Salisbury will be required to sell the security before recovery in fair value to meet liquidity needs. The consideration of the above factors is subjective and involves estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2018 and 2017

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $1.4 million in 2018 over 2017. The net interest margin decreased 23 basis points to 3.35% from 3.58%, due to a 33 basis point increase in the average cost of interest-bearing liabilities partly offset by a 1 basis point increase in the average yield on interest-earning assets. The net interest margin is affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Loans (a)(d)(f)	$871,557	$780,968	$745,957	$37,504	$33,824	$32,727	4.30%	4.33%	4.39%
Securities (c)(d)	87,880	79,767	76,138	2,406	2,130	2,583	2.74	2.67	3.39
FHLBB stock	4,748	3,551	3,287	238	142	121	5.01	4.00	3.68
Short term funds (b)	41,348	36,351	35,951	695	343	173	1.68	0.94	0.48
Total earning assets	1,005,533	900,637	861,333	40,843	36,439	35,604	4.06	4.05	4.13
Other assets	53,630	56,859	58,101
Total assets	$1,059,163	$957,496	$919,434
Interest-bearing demand deposits	$147,751	$135,756	$125,563	460	319	359	0.31	0.23	0.29
Money market accounts	195,741	191,407	200,760	1,391	685	572	0.71	0.36	0.28
Savings and other	171,662	145,779	127,539	1,100	425	226	0.64	0.29	0.18
Certificates of deposit	134,057	116,608	122,475	1,706	1,054	1,024	1.27	0.90	0.84
Total interest-bearing deposits	649,211	589,550	576,337	4,657	2,483	2,181	0.72	0.42	0.38
Repurchase agreements	3,340	2,517	3,770	12	5	6	0.36	0.20	0.16
Capital lease	2,839	1,157	419	178	96	70	6.27	8.30	16.71
Note payable	296	327	359	18	18	21	6.08	5.50	5.85
Subordinated debt (net of issuance costs)	9,823	9,799	9,776	624	624	624	6.35	6.37	6.38
FHLBB advances	64,250	35,309	30,850	1,734	1,012	947	2.70	2.87	3.07
Total interest-bearing liabilities	729,759	638,659	621,511	7,223	4,238	3,849	0.99	0.66	0.62
Demand deposits	223,329	216,151	199,163
Other liabilities	6,266	5,937	6,057
Shareholders’ equity	99,809	96,749	92,703
Total liabilities & shareholders’ equity	$1,059,163	$957,496	$919,434
Net interest income (f)				$33,620	$32,201	$31,755
Spread on interest-bearing funds							3.07	3.39	3.51
Net interest margin (e)							3.35	3.58	3.69
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $471,000, $921,000 and $1,205,000, respectively for 2018, 2017 and 2016 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2018, 2017 and 2016 reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $0.8 million, $1.2 million and $1.9 million, respectively.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2018 versus 2017			2017 versus 2016
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$3,911	$(231)	$3,680	$1,526	$(429)	$1,097
Securities	219	57	276	110	(563)	(453)
FHLBB stock	54	42	96	10	11	21
Short term funds	66	286	352	3	167	170
Interest-earning assets	4,250	154	4,404	1,649	(814)	835
Deposits	340	1,834	2,174	53	248	301
Repurchase agreements	2	5	7	(2)	1	(1)
Capital lease	123	(41)	82	92	(66)	26
Note payable	(2)	2	—	(2)	(1)	(3)
Subordinated Debt	2	(2)	—	2	(1)	—
FHLBB advances	805	(83)	722	132	(67)	65
Interest-bearing liabilities	1,270	1,715	2,985	274	114	388
Net change in net interest income	$2,980	$(1,561)	$1,419	$1,375	$(928)	$447

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

Interest and Dividend Income

Tax equivalent interest and dividend income increased $4.4 million, or 12.1%, to $40.8 million in 2018.

Loan income increased $3.7 million, or 10.9%, to $37.5 million in 2018. The increase was primarily due to a $90.6 million, or 11.6%, increase in average loans, partially offset by a 3 basis point decrease in average yield. Interest income for 2018 and 2017 reflects purchase accounting adjustments consisting of net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $0.8 million and $1.2 million, respectively.

Tax equivalent interest and dividend income from securities increased $276,000, or 13.0%, to $2.4 million in 2018, as a result of a $8.1 million, or 10.2%, increase in average security balances, and a 7 basis point increase in average yield. Interest from short term funds increased $352,000 in 2018 as a result of a 74 basis point increase in average yield and $5.0 million, or 13.7%, increase in average short term balances.

Interest Expense

Interest expense increased $3.0 million, or 70.4%, to $7.2 million in 2018.

Interest expense on interest bearing deposit accounts increased $2.2 million, or 87.6%, to $4.7 million in 2018, as a result of a $59.7 million, or 10.1%, increase in average interest bearing deposits and a 30 basis point increase in the average rate to 0.72%. The increase in the certificate of deposit balance from 2017 included $20 million of brokered certificates of deposits and $19.4 million of one-way buys executed through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to fund operations and to manage liquidity.

Interest expense on FHLBB advances increased $722,000, or 71.3%, due to a $28.9 million, or 82.0%, increase in average advances, partially offset by a 17 basis point decrease in the average borrowing rate to 2.70%.

In December 2015, Salisbury issued $10 million of subordinated debentures. The proceeds of such issuance, along with cash-on-hand, were used by Salisbury to fully redeem $16 million of its outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U.S. Treasury’s SBLF program. Interest expense on the subordinated debt for 2018 and 2017 was $624,000 and $624,000, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,728,000 for 2018, compared with $1,020,000 for 2017. Net loan charge-offs were $673,000 and $371,000, for the respective years. The higher provision for loan losses in 2018 reflected lower recoveries partly offset by lower charge-offs.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of period	$6,776	$6,127	$5,716	$5,358	$4,683
Provision for loan losses	1,728	1,020	1,835	917	1,134
Charge–offs
Real estate mortgages	(558)	(733)	(1,031)	(1,061)	(512)
Commercial and industrial	(108)	(162)	(452)	(69)	(19)
Consumer	(81)	(76)	(67)	(82)	(28)
Charge-offs	(747)	(971)	(1,550)	(1,212)	(559)
Recoveries
Real estate mortgages	18	286	32	129	60
Commercial and industrial	27	296	72	498	16
Consumer	29	18	22	26	24
Recoveries	74	600	126	653	100
Net charge-offs	(673)	(371)	(1,424)	(559)	(459)
Balance, end of period	$7,831	$6,776	$6,127	$5,716	$5,358

Loans receivable, gross	$915,689	$807,190	$768,064	$703,545	$677,485
Non-performing loans	6,514	6,635	8,792	16,265	9,890
Accruing loans past due 30-89 days	2,165	3,536	4,537	4,499	4,128
Ratio of allowance for loan losses:
to loans receivable, gross	0.85%	0.84%	0.80%	0.81%	0.79%
to non-performing loans	120.21	102.13	69.69	35.15	54.18
Ratio of non-performing loans to loans receivable, gross	0.71	0.82	1.14	2.31	1.46
Ratio of accruing loans past due 30-89 days to loans receivable, gross	0.24	0.44	0.59	0.64	0.61

The reserve coverage at December 31, 2018, as measured by the ratio of allowance for loan losses to gross loans, was 0.85%, as compared with 0.84% at December 31, 2017. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.1 million to $6.5 million, or 0.71% of gross loans receivable, at December 31, 2018, down from 0.82% at December 31, 2017. Accruing loans past due 30-89 days decreased $1.4 million to $2.2 million, or 0.24% of gross loans receivable at December 31, 2018. See “Overview – Loan Credit Quality” below for further discussion and analysis.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Trust and wealth advisory	$3,700	$3,477	$3,338	$223	6.4%	$139	4.2%
Service charges and fees	3,718	3,718	3,133	—	—	585	18.7
Gains on sales of mortgage loans, net	89	125	229	(36)	(28.8)	(104)	(45.4)
Mortgage servicing, net	308	255	156	53	20.9	99	63.5
Losses on CRA mutual fund	(18)	—	—	(18)	n/a	—	n/a
Gains on securities, net	318	178	584	140	78.7	(406)	(69.5)
Bank-owned life insurance (“BOLI”) income	337	343	353	(6)	(1.7)	(10)	(2.8)
Gain on bank-owned life insurance	341	—	—	341	n/a	—	n/a
Other	152	140	98	12	8.6	42	42.9
Total non-interest income	$8,945	$8,236	$7,891	$709	8.6%	$345	4.4%

Non-interest income increased $709,000, or 8.6%, in 2018 versus 2017. Trust and Wealth Advisory revenues increased $223,000 primarily due to increased market values and a higher volume of assets under management, as well as higher estate planning fees. Service charges and fees were unchanged from 2017 as higher interchange fees were offset by lower deposit fees. Gains on sales of mortgage loans decreased $36,000 on lower sales volume. Mortgage loans sales totaled $4.5 million in 2018 versus $5.3 million in 2017. Income from servicing of mortgage loans increased $53,000 due primarily to a reduction in the amortization of mortgage servicing rights. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $111.4 million and $117.5 million at December 31, 2018 and 2017, respectively. Gains on the sale of securities increased $140,000 in 2018 versus 2017. In 2018, the Bank recorded a non-taxable gain of $341,000 related to proceeds receivable from a BOLI policy due to the death of a covered former employee.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Salaries	$12,003	$11,135	$10,926	$868	7.8%	$209	1.9%
Employee benefits	4,280	3,767	3,891	513	13.6	(124)	(3.2)
Premises and equipment	4,535	3,831	3,375	704	18.4	456	13.5
Data processing	2,119	2,057	2,106	62	3.0	(49)	(2.3)
Professional fees	2,236	2,499	1,933	(263)	(10.6)	566	29.3
Collections, OREO, and appraisals	853	2,179	999	(1,326)	(60.9)	1,180	118.1
FDIC insurance	579	497	606	82	16.5	(109)	(18.0)
Marketing and community support	815	793	686	22	2.8	107	15.6
Amortization of intangibles	454	533	601	(79)	(14.8)	(68)	(11.3)
Other	1,961	2,038	2,264	(77)	(3.8)	(226)	(9.9)
Non-interest expense	$29,835	$29,329	$27,387	$506	1.7%	$1,942	7.1%

Non-interest expenses of $29.8 million for 2018 included charges of $275,000 related to the write down of OREO properties compared with OREO charges of $1.7 million in 2017. Excluding OREO related charges, non-interest expenses increased $1.9 million, or 7.05% in 2018 versus 2017. Salaries expense increased $868 thousand due to higher base salaries, merit increases, sales production, as a result of higher loan volume, and short-term incentive accruals. Employee benefits expense increased primarily due to higher 401K, ESOP and deferred compensation expenses. Premises and equipment expense increased $704,000 from 2017. The increase included a charge of $171,000 to write-off the remainder of the lease and fixed assets related to the Bank’s previously occupied Fishkill, New York branch location as well as a charge of $95,000 to write-off the remaining term of a third party software contract. Building maintenance and depreciation costs were also higher. Data processing expense increased $62,000 mainly as a result of higher core data processing costs. The decrease of $263,000 in professional fees reflected lower legal, consulting, audit and investment management expenses. Collections, OREO and appraisal expenses decreased $1.3 million primarily due to the decline in OREO charges noted above, which were partly offset by a reduction of accruals in 2017 related to OREO carrying costs and delinquent real estate taxes on bank-owned OREO properties. Marketing and community support increased $22,000 mainly related to an increase in community donations. Amortization of intangibles and all other operating expenses decreased $79,000 and $77,000, respectively.

Income Taxes

The effective income tax rates for 2018 and 2017 were 16.23% and 31.78%, respectively. The decline in the effective tax rate from 2017 primarily reflected the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December 2017, which reduced the federal statutory tax rate from 34% to 21% for tax years beginning in 2018, and also included a discrete charge of $445,000 related to the remeasurement of Salisbury’s net deferred tax assets as a result of the enactment of the new law. Salisbury’s effective tax rate was less than the 21% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax exempt income. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2018, 2017 or 2016, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. Salisbury avails itself of this benefit through its PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

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

Income Taxes

The effective income tax rates for 2017 and 2016 were 31.78% and 27.92%, respectively. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax exempt income. In addition, the effective tax rate for 2017 also included a discrete charge of $445,000 related to the remeasurement of Salisbury’s net deferred tax assets as a result of the enactment of the TCJA in December 2017. Salisbury’s effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2017, 2016 or 2015, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. Salisbury avails itself of this benefit through its PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Overview

Assets

During 2018, Salisbury’s assets increased by $134.6 million to $1.1 billion, while net loans increased $107.6 million at December 31, 2018. At December 31, 2018, Salisbury’s tangible book value per common share was $31.45 and Tier 1 leverage and total risk-based capital ratios were 8.25% and 12.51%, respectively. As of December 31, 2018, the Bank was categorized as "well capitalized."

Securities and Short Term Funds

During 2018, securities increased $14.3 million to $97.2 million, while short-term funds (cash and due from banks and interest-bearing deposits with other banks) increased $9.9 million to $58.4 million. The carrying values of securities are as follows:

December 31, (dollars in thousands)	2018	2017	2016
Available-for-Sale
U.S. Government agency notes	$5,049	$—	$—
Municipal bonds	5,379	3,486	15,996
Mortgage-backed securities	32,327	45,868	53,301
Collateralized mortgage obligations	17,747	13,041	5,209
SBA bonds	27,740	12,267	2,064
Other	3,576	3,550	2,235
CRA mutual fund	836	835	818
Non-Marketable
FHLBB stock	4,496	3,813	3,211
Total Securities	$97,150	$82,860	$82,834

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

December 31, 2018 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government agency notes	After 5 years but within 10 years	$4,991	$5,049	3.59%
	Total	4,991	5,049	3.59
Municipal bonds	Within 1 year	296	296	1.97
	After 1 year but within 5 years	137	137	2.78
	After 10 years but within 15 years	4,368	4,410	4.79
	After 15 years	533	536	3.35
	Total	5,334	5,379	4.44
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	32,522	32,327	3.01
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	17,835	17,747	3.00

SBA bonds		27,914	27,740	3.12

Corporate bonds	After 5 years but within 10 years	3,500	3,576	5.57
Securities available-for-sale		$92,096	$91,818	3.25%

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1,128,000. In 2018 Salisbury sold its remaining non-agency CMO securities for a pre-tax gain of $302,000. Management does not consider any of its securities to be OTTI at December 31, 2018.

It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity.

The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2018	$—	$—	$—
December 31, 2017	1,055	651	981
December 31, 2016	1,431	1,008	1,340

Accumulated other comprehensive loss at December 31, 2018 included net unrealized holding losses, net of tax, of $0.2 million, which is a decrease of $0.4 million from December 31, 2017.

Loans

During 2018, net loans receivable increased $107.6 million, or 13%, to $909.3 million at December 31, 2018. Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2018, Salisbury originated $64.0 million of residential mortgage loans and $7.7 million of home equity loans for the portfolio, compared with $51.3 million and $8.3 million, respectively, in 2017. During 2018, total residential mortgage and home equity loans receivable grew by $48.1 million to $428.8 million at December 31, 2018, and represent 46.8% of gross loans receivable. During 2018, Salisbury’s residential mortgage lending department also originated and sold $4.6 million of residential mortgage loans, compared with $5.4 million during 2017. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounted to $4.5 million at December 31, 2018, represent 0.5% of gross loans receivable.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients’ credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $198.4 million of commercial loans during 2018 compared with $165.3 million in 2017. Total commercial loans, which include commercial real estate, commercial and industrial and municipal loans, increased $60.3 million to $469.8 million at December 31, 2018, and represent 51.2% of loans receivable.

The principal categories of loans receivable and loans held-for-sale are as follows:

December 31, (dollars in thousands)	2018	2017	2016	2015	2014
Residential 1-4 family	$345,862	$317,639	$301,128	$269,294	$261,481
Residential 5+ multifamily	36,510	18,108	13,625	12,547	14,291
Construction of residential 1-4 family	12,041	11,197	10,951	7,998	2,004
Home equity lines of credit	34,433	33,771	35,487	35,017	34,627
Residential real estate	428,846	380,715	361,191	324,856	312,403
Commercial	283,599	249,311	235,482	218,275	196,397
Construction of commercial	8,976	9,988	5,398	11,399	27,647
Commercial real estate	292,575	259,299	240,880	229,674	224,044
Farm land	4,185	4,274	3,914	3,193	3,239
Vacant land	8,322	7,883	6,600	8,563	9,342
Real estate secured	733,928	652,171	612,585	566,286	549,028
Commercial and industrial	162,905	132,731	141,473	121,421	117,918
Municipal	14,344	17,494	8,626	9,566	6,083
Consumer	4,512	4,794	5,380	6,272	4,456
Loans receivable, gross	915,689	807,190	768,064	703,545	677,485
Deferred loan origination fees and costs, net	1,421	1,289	1,247	1,189	1,203
Allowance for loan losses	(7,831)	(6,776)	(6,127)	(5,716)	(5,358)
Loans receivable, net	$909,279	$801,703	$763,184	$699,018	$673,330
Loans Held-for-sale
Residential 1-4 family	$—	$669	$—	$763	$568

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2018 (in thousands)	Within 1 year	Within 2-5 years	After 5 years	Total
Residential	$6,076	$9,166	$379,171	$394,413
Home equity lines of credit	1,256	359	32,818	34,433
Commercial	22,994	16,155	244,450	283,599
Construction of commercial	—	1,266	7,710	8,976
Land	2,362	60	10,085	12,507
Real estate secured	32,688	27,006	674,234	733,928
Commercial and industrial	26,990	38,856	97,059	162,905
Municipal	5,825	1,770	6,749	14,344
Consumer	790	2,299	1,423	4,512
Loans receivable, gross	$66,293	$69,931	$779,465	$915,689

The composition of loans receivable with either fixed, variable or adjustable interest rates is as follows:

December 31, 2018 (in thousands)	Fixed interest rates	Variable or adjustable interest rates	Total Loans
Residential	$163,931	$230,482	$394,413
Home equity lines of credit	—	34,433	34,433
Commercial	106,277	177,322	283,599
Construction of commercial	7,022	1,954	8,976
Land	2,081	10,426	12,507
Real estate secured	279,311	454,617	733,928
Commercial and industrial	66,002	96,903	162,905
Municipal	12,147	2,197	14,344
Consumer	3,719	793	4,512
Loans receivable, gross	$361,179	$554,510	$915,689

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

Past Due Loans

Loans past due 30 days or more decreased $1.5 million during 2018 to $7.6 million, or 0.83% of gross loans receivable at December 31, 2018, compared with $9.1 million, or 1.13% of gross loans receivable at December 31, 2017. The components of loans past due 30 days or greater are as follows:

(in thousands)	2018	2017	2016
Past due 30-59 days	$1,435	$2,594	$3,733
Past due 60-89 days	730	942	804
Past due 90-179 days	795	31	256
Accruing loans	2,960	3,567	4,793
Past due 30-59 days	208	1,186	344
Past due 60-89 days	108	684	—
Past due 90-179 days	812	516	2,260
Past due 180 days and over	3,517	3,164	4,927
Non-accrual loans	4,645	5,550	7,531
Total loans past due 30 days and over	$7,605	$9,117	$12,324

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Non-Performing Assets

Non-performing assets increased $1.0 million to $8.3 million at December 31, 2018, or 0.74% of assets, from $7.4 million or 0.74% of assets at December 31, 2017. The components of non-performing assets are as follows:

December 31, (in thousands)	2018	2017	2016	2015	2014
Commercial	$1,640	$3,622	$4,901	$4,611	$3,150
Vacant land	—	—	—	2,855	2,862
Farm land	216	250	1,002	1,031	384
Residential 1-4 family	2,092	2,045	1,920	6,446	3,007
Residential 5+ multifamily	1,000	151	163	89	89
Home equity lines of credit	411	66	519	601	348
Real estate secured	5,359	6,134	8,505	15,633	9,840
Commercial and industrial	360	470	27	461	33
Consumer	—	—	4	80	—
Non-accrual loans	5,719	6,604	8,536	16,174	9,873
Accruing loans past due 90 days and over	795	31	256	90	17
Non-performing loans	6,514	6,635	8,792	16,264	9,890
Real estate acquired in settlement of loans, net	1,810	719	3,773	—	1,002
Non-performing assets	$8,324	$7,354	$12,565	$16,264	$10,892

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2018	2017	2016
Income in accordance with original terms	$328	$992	$1,085
Income recognized	36	673	404
Reduction in interest income	$292	$319	$681

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2018	2017	2016
Current	$1,074	$1,054	$1,005
Past due 30-59 days	208	1,186	344
Past due 60-89 days	108	684	—
Past due 90-179 days	1,607	546	2,516
Past due 180 days and over	3,517	3,165	4,927
Total non-performing loans	$6,514	$6,635	$8,792

At December 31, 2018, 16.49% of non-performing loans were current with respect to loan payments, compared with 15.89% at December 31, 2017. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosure or litigation.

Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $0.5 million in 2018 to $8.1 million, or 0.88% of gross loans receivable, from $8.6 million, or 1.07% of gross loans receivable at December 31, 2017. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2018	2017	2016
Residential 1-4 family	$2,824	$3,138	$3,209
Residential 5+ multifamily	675	1,595	1,660
Home equity lines of credit	47	47	114
Vacant land	190	199	210
Commercial	2,924	2,454	2,549
Real estate secured	6,660	7,433	7,742
Commercial and industrial	141	49	56
Accruing troubled debt restructured loans	6,801	7,482	7,798
Residential 1-4 family	289	269	77
Residential 5+ multifamily	1,000	151	163
Commercial	—	624	2,022
Real estate secured	1,289	1,044	2,262
Commercial and Industrial	—	110	—
Non-accrual troubled debt restructured loans	1,289	1,154	2,262
Troubled debt restructured loans	$8,090	$8,636	$10,060

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2018	2017	2016
Current	$6,340	$7,293	$7,683
Past due 30-59 days	461	189	115
Past due 60-89 days	—	—	—
Accruing troubled debt restructured loans	6,801	7,482	7,798
Current	359	530	240
Past due 30-59 days	67	—	—
Past due 60-89 days	—	624	—
Past due 90-179 days	634	—	1,793
Past due 180 days and over	229	—	229
Non-accrual troubled debt restructured loans	1,289	1,154	2,262
Total troubled debt restructured loans	$8,090	$8,636	$10,060

At December 31, 2018, 82.82% of troubled debt restructured loans were current with respect to loan payments, as compared with 90.59% at December 31, 2017. As of December 31, 2018, 2017 and 2016, there were specific reserves on troubled debt restructured loans amounting to $252,000, $245,000, and $208,000, respectively.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans decreased $2.3 million during 2018 to $7.6 million or 0.83% of gross loans receivable at December 31, 2018, compared with $9.9 million, or 1.23% of gross loans receivable at December 31, 2017. The components of potential problem loans are as follows:

December 31, (in thousands)	2018	2017	2016
Residential 1-4 family	$1,300	$1,432	$514
Residential 5+ multifamily	—	—	—
Construction of residential 1-4 family	—	—	—
Home equity lines of credit	29	104	123
Residential real estate	1,329	1,536	637
Commercial	5,567	7,905	6,057
Construction of commercial	141	—	—
Commercial real estate	5,708	7,905	6,057
Farm land	—	—	—
Vacant land	—	—	—
Real estate secured	7,037	9,441	6,694
Commercial and industrial	605	457	581
Consumer	—	—	—
Total potential problem loans	$7,642	$9,898	$7,275
31

The past due status of potential problem loans is as follows:

December 31, (in thousands)	2018	2017	2016
Current	$6,543	$8,520	$6,383
Past due 30-59 days	78	1,291	826
Past due 60-89 days	226	56	66
Past due 90-179 days	795	31	—
Total potential problem loans	$7,642	$9,898	$7,275

At December 31, 2018, 85.62% of potential problem loans were current with respect to loan payments, as compared with 86.08% at December 31, 2017. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $111.2 million during 2018, or 13.6%, to $926.7 million at December 31, 2018, compared with $815.5 million at December 31, 2017. Retail repurchase agreements increased $2.4 million during 2018 to $4.1 million at December 31, 2018, compared with $1.7 million at December 31, 2017. Total deposits at December 31, 2018 included two separate relationships totaling $35.2 million, or 3.80% of total deposits.

The distribution of average total deposits by account type is as follows:

	December 31, 2018			December 31, 2017
(in thousands)	Average Balance	Percent	Weighted Average	Average Balance	Percent	Weighted Average
Demand deposits	$223,356	25.61%	0.00%	$216,164	26.83%	0.00%
Interest-bearing checking accounts	147,751	16.93	0.31	135,756	16.85	0.23
Regular savings accounts	171,662	19.67	0.71	145,779	18.09	0.29
Money market savings	195,741	22.43	0.64	191,407	23.76	0.36
Certificates of deposit	134,057	15.36	1.27	116,608	14.47	0.90
Total deposits	$872,567	100.00%	0.31%	$805,714	100.00%	0.31%

The classification of certificates of deposit by interest rates is as follows:

	At December 31,
Interest rates	2018	2017
Less than 1.00%	$38,992	$50,226
1.00% to 1.99%	47,175	52,558
2.00% to 2.99%	75,512	14,047
Total	$161,679	$116,831

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At December 31, 2018
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$31,394	$7,597	$1	$—	$38,992	24.12%
1.00% to 1.99%	22,946	9,740	7,173	7,315	47,175	29.18
2.00% to 2.99%	47,404	16,548	6,023	5,538	75,512	46.70
Total	$101,744	$33,885	$13,197	$12,853	$161,679	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

December 31, 2018 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$16,570	$6,548	$29,904	$11,926	$64,948

FHLBB advances increased $12.7 million during 2018 to $67.2 million at December 31, 2018, compared with $54.4 million at December 31, 2017. The net increase primarily reflected new long-term borrowings in 2018 of $37.0 million partly offset by the repayment of matured advances totaling $7 million.  Net FHLB short payoffs amounted to $17.5 million for 2018. The balance at December 31, 2018 included overnight borrowings of $9.5 million that matured on January 2, 2019.  Salisbury also has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At December 31, 2018, $33.0 million of letters of credit were outstanding and Salisbury’s borrowing capacity at the FHLB was $143.7 million. There were no letters of credit outstanding at December 31, 2017.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2018	2017
Highest month-end balance during period	$25,000	$30,000
Ending balance	9,500	27,000
Average balance during period	14,843	8,013

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

Subordinated debentures totaled $9.8 million at December 31, 2018, which includes $165 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.36%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2018 include operating leases, capital leases, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 19 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2018. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2018 (in thousands)	Within	Within	Within	After
By Remaining Maturity	1 year	1-3 years	4-5 years	5 years	Total
Residential	$315	$983	$1,217	$4,236	$6,751
Home equity lines of credit	76	405	—	29,391	29,872
Commercial	2,386	2,535	305	13,825	19,051
Land	—	—	—	14	14
Real estate secured	2,777	3,923	1,522	47,466	55,688
Commercial and industrial	27,801	2,656	408	46,354	77,219
Municipal	—	—	—	250	250
Consumer	—	—	—	1,583	1,583
Unadvanced portions of loans	30,578	6,579	1,930	95,653	134,740
Commitments to originate loans	18,397	—	—	—	18,397
Standby letters of credit	3,559	305	—	1	3,865
Total	$52,534	$6,884	$1,930	$95,654	$157,002

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

Operating activities for 2018 provided net cash of $13.3 million. Investing activities utilized net cash of $118.2 million, principally from loan originations and principal collections, net of $102.3 million and purchases of securities of $41.6 million, offset by sales, calls, and maturities of securities of $27.8 million. Financing activities provided net cash of $114.8 million, principally from a net deposit increase of $103.0 million, FHLBB advances of $37.0 million and an increase of $2.4 million in securities sold under agreements to repurchase, partly offset by net principal payments on FHLB advances of $24.5 million and common stock dividends of $3.1 million.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $5.9 million in 2018 to $103.5 million at December 31, 2018. Contributing to the increase in shareholders’ equity was net income of $8.8 million, stock options exercised of $0.2 million and restricted stock awards of $0.4 million, partially offset by common stock dividends declared of $3.1 million and a loss in other comprehensive income of $0.4 million.

Capital Requirements

Salisbury and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, Salisbury and the Bank meet all capital adequacy requirements to which they are subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with Salisbury’s and the Bank's regulatory capital ratios are as follows at December 31, 2018 and 2017 under the regulatory capital rules then in effect:

	Minimum for Capital Adequacy		Well Capitalized		December 31, 2018		December 31, 2017
	2018	2017	2018	2017	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	12.51%	12.09%	12.94%	12.54%
Common Equity Tier 1 Capital	4.50	4.50	6.50	6.50	10.43	11.17	10.73	11.64
Tier 1 Capital (to risk-weighted assets)	6.00	6.00	8.00	8.00	10.43	11.17	10.73	11.64
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	8.25	8.83	8.53	9.25

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

The FRB’s final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of December 31, 2018, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

On February 8, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published a proposal that would simplify capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank), consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”). Section 201 of EGRRCPA requires the banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for qualifying banking organizations. Under the proposal, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) (“qualifying community banking organizations”) would be eligible to use a simple on-balance sheet leverage ratio as the measure of their capital adequacy. A qualifying community banking organization with a community bank leverage ratio (“CBLR”) of greater than 9% that “elects to use the CBLR framework” would not be subject to other risk-based and leverage capital requirements and would be considered to have met the well-capitalized ratio requirements for purposes of the agencies’ Prompt Corrective Action (“PCA”) framework. The proposal also “incorporates CBLR levels as proxies for the following PCA categories: adequately capitalized, undercapitalized and significantly undercapitalized,” under each of which a CBLR banking organization would be subject to the same restrictions that currently apply to any other insured depository institution in the same PCA category. As a result, the proposal would establish three CBLR proxies for the following PCA capital categories: (a) Adequately capitalized: CBLR of 7.5% or greater; (b) Undercapitalized: CBLR of less than 7.5%; (c) and significantly undercapitalized: CBLR of less than 6%. Comments on the proposal are due by April 9, 2019. Salisbury and the Bank are evaluating the potential benefits of the additional flexibility offered by EGRRCPA and will monitor the proposed regulations.

Dividends

During 2018 and 2017, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $3,133,000 and $3,113,000, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on February 28, 2019 to shareholders of record on February 14, 2019. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2018 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2018, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates – a gradual decline in market interest rates ranging from 98 basis points for the 2-year Treasury rates to 85 basis points for the 10-year Treasury in year one and then a further decline in market interest rates ranging from 55 basis points for the 2 year treasury rate to 45 basis points for the 10-year Treasury in year two. In this scenario, the yield curve inverts between month 2 and month 7 and then normalizes in subsequent months. Deposit rates are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2018, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels, except for year two in the immediately falling interest rate scenario. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2018.

December 31, 2018 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates +300bp (static growth assumptions)	(4.10)%	0.10%
Immediately falling interest rates -100bp (static growth assumptions)	(2.80)	(5.20)
Immediately rising interest rates +400bp (static growth assumptions)	(5.60)	(0.20)

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

December 31, 2018 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	$(353)	$(631)
Municipal bonds	(221)	(422)
Mortgage backed securities	(1,243)	(2,210)
Collateralized mortgage obligations	(961)	(1,931)
SBA pools	(1,960)	(3,094)
Other	(116)	(219)
Total available-for-sale debt securities	$(4,854)	$(8,507)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	39
Consolidated Balance Sheets	41
Consolidated Statements of Income	42
Consolidated Statements of Comprehensive Income	43
Consolidated Statements of Changes in Shareholders' Equity	43
Consolidated Statements of Cash Flows	44-45
Notes to Consolidated Financial Statements	46-85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Salisbury Bancorp, Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2018, in conformity with accounting principles general accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by COSO in 2013.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

To the Board of Directors and Shareholders of Salisbury Bancorp, Inc.

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

Portsmouth, New Hampshire

March 15, 2019

We (or our predecessor firms) have served as the Company’s auditor consecutively since 1993.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except par value)	2018	2017
ASSETS
Cash and due from banks	$7,238	$9,357
Interest bearing demand deposits with other banks	51,207	39,129
Total cash and cash equivalents	58,445	48,486
Securities
Available-for-sale at fair value	91,818	78,212
CRA mutual fund	836	835
Federal Home Loan Bank of Boston stock at cost	4,496	3,813
Loans held-for-sale	—	669
Loans receivable, net (allowance for loan losses: $7,831 and $6,776)	909,279	801,703
Other real estate owned	1,810	719
Bank premises and equipment, net	18,175	16,401
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,498 and $4,044)	1,383	1,837
Accrued interest receivable	3,148	2,665
Cash surrender value of life insurance policies	14,438	14,381
Deferred taxes	1,276	677
Other assets	2,635	2,771
Total Assets	$1,121,554	$986,984
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$228,448	$220,536
Demand (interest bearing)	153,586	142,575
Money market	204,219	190,953
Savings and other	178,807	144,600
Certificates of deposit	161,679	116,831
Total deposits	926,739	815,495
Repurchase agreements	4,104	1,668
Federal Home Loan Bank of Boston advances	67,154	54,422
Subordinated debt	9,835	9,811
Note payable	280	313
Capital lease liability	3,081	1,835
Accrued interest and other liabilities	6,902	5,926
Total Liabilities	1,018,095	889,470
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,884,988 and 2,872,578
Outstanding: 2,806,781 and 2,785,216	281	279
Unearned compensation - restricted stock awards	(711)	(606)
Paid-in capital	43,770	42,998
Retained earnings	60,339	54,664
Accumulated other comprehensive (loss) income, net	(220)	179
Total Shareholders' Equity	103,459	97,514
Total Liabilities and Shareholders' Equity	$1,121,554	$986,984

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2018	2017	2016
Interest and dividend income
Interest and fees on loans	$37,072	$33,090	$32,050
Interest on debt securities
Taxable	2,231	1,566	1,183
Tax exempt	136	380	927
Other interest and dividends	933	485	294
Total interest and dividend income	40,372	35,521	34,454
Interest expense
Deposits	4,656	2,483	2,181
Repurchase agreements	12	5	6
Capital leases	178	96	70
Note payable	18	18	21
Subordinated debt	624	624	624
Federal Home Loan Bank of Boston advances	1,733	1,012	947
Total interest expense	7,221	4,238	3,849
Net interest and dividend income	33,151	31,283	30,605
Provision for loan losses	1,728	1,020	1,835
Net interest and dividend income after provision for loan losses	31,423	30,263	28,770
Non-interest income
Trust and wealth advisory	3,700	3,477	3,338
Service charges and fees	3,718	3,718	3,133
Gains on sales of mortgage loans, net	89	125	229
Mortgage servicing, net	308	255	156
Losses on CRA mutual fund	(18)	—	—
Gains on securities, net	318	178	584
BOLI income and gains	678	343	353
Other	152	140	98
Total non-interest income	8,945	8,236	7,891
Non-interest expense
Salaries	12,003	11,135	10,926
Employee benefits	4,280	3,767	3,891
Premises and equipment	4,535	3,831	3,375
Data processing	2,119	2,057	2,106
Professional fees	2,236	2,499	1,933
OREO gains, losses and writedowns, net	275	1,716	—
Collections, OREO, and appraisals	578	463	999
FDIC insurance	579	497	606
Marketing and community support	815	793	686
Amortization of intangibles	454	533	601
Other	1,961	2,038	2,264
Total non-interest expense	29,835	29,329	27,387
Income before income taxes	10,533	9,170	9,274
Income tax provision	1,709	2,914	2,589
Net income	$8,824	$6,256	$6,685
Net income allocated to common stock	$8,713	$6,201	$6,633

Basic earnings per common share	$3.15	$2.25	$2.43
Weighted average common shares outstanding, to calculate basic earnings per share	2,763	2,755	2,733
Diluted earnings per common share	3.13	2.24	2.41
Weighted average common shares outstanding, to calculate diluted earnings per share	2,780	2,774	2,749
Common dividends per share	1.12	1.12	1.12

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2018	2017	2016
Net income	$8,824	$6,256	$6,685
Other comprehensive (loss)
Net unrealized (losses) on securities available-for-sale	(202)	(318)	(399)
Reclassification of net realized gains in net income	(318)	(178)	(584)
Unrealized (losses) on securities available-for-sale	(520)	(496)	(983)
Income tax benefit	105	198	335
Unrealized (losses) on securities available-for-sale, net of tax	(415)	(298)	(648)
Other comprehensive (loss), net of tax	(415)	(298)	(648)
Comprehensive income	$8,409	$5,958	$6,037

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands,	Common Stock		Paid-in	Retained	Unearned compensation- restricted stock	Accumulated other comp- rehensive income	Total share-holders'
except share amounts)	Shares	Amount	capital	earnings	awards	(loss)	equity
Balances at December 31, 2015	2,733,576	$273	$41,364	$47,922	$(110)	$1,125	$90,574
Net income for year	—	—	—	6,685	—	—	6,685
Other comprehensive loss, net of tax	—	—	—	—	—	(648)	(648)
Common stock dividends declared ($1.12 per share)	—	—	—	(3,086)	—	—	(3,086)
Stock options exercised	4,050	—	87	—	—	—	87
Issuance of restricted common stock	15,800	2	464	—	(466)	—	—
Forfeiture of restricted common stock	(100)	—	(3)	—	3	—	—
Issuance of common stock for directors fees	4,760	1	140	—	—	—	141
Stock based compensation-restricted stock awards	—	—	—	—	221	—	221
Tax benefit from stock compensation	—	—	33	—	—	—	33
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income for year	—	—	—	6,256	—	—	6,256
Other comprehensive loss, net of tax	—	—	—	—	—	(298)	(298)
Common stock dividends declared ($1.12 per share)	—	—	—	(3,113)	—	—	(3,113)
Stock options exercised	12,150	1	315	—	—	—	316
Issuance of restricted common stock	11,800	2	462	—	(464)	—	—
Forfeiture of restricted common stock	(900)	—	(28)	—	28	—	—
Issuance of common stock for directors fees	2,056	—	81	—	—	—	81
Issuance of directors restricted stock awards	2,024	—	83	—	(83)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	265	—	265
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income for year	—	—	—	8,824	—	—	8,824
Adoption of ASU 2016-01	—	—		(16)	—	16	—
Other comprehensive loss, net of tax	—	—	—	—	—	(415)	(415)
Common stock dividends declared ($1.12 per share)	—	—	—	(3,133)	—	—	(3,133)
Stock options exercised	9,155	1	221	—	—	—	222
Issuance of restricted common stock	9,250	1	409	—	(410)	—	—
Forfeiture of restricted common stock	(800)	—	(33)	—	33	—	—
Issuance of directors restricted stock awards	3,960	—	175	—	(175)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	447	—	447
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2018	2017	2016
Operating Activities
Net income	$8,824	$6,256	$6,685
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	31	145	241
Bank premises and equipment	1,668	1,441	1,181
Core deposit intangible	454	533	601
Modification fees on Federal Home Loan Bank of Boston advances	232	234	230
Subordinated debt issuance costs	24	23	24
Mortgage servicing rights	48	169	242
Fair value adjustment on loans	(779)	(1,207)	(1,784)
Fair value adjustment on deposits	(37)	(78)	(121)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(318)	(178)	(584)
Sales of loans, excluding capitalized servicing rights	(71)	(95)	(171)
CRA Mutual Fund	18	—	—
Other real estate owned	274	1,717	435
Sales/disposals of premises and equipment	85	1	13
Gain from BOLI	(341)	—	—
Provision for loan losses	1,728	1,020	1,835
Proceeds from loans sold	4,555	5,440	10,505
Loans originated for sale	(3,815)	(6,014)	(9,571)
Increase in deferred loan origination fees and costs, net	(132)	(42)	(58)
Mortgage servicing rights originated	(43)	(63)	(95)
(Decrease) increase in mortgage servicing rights impairment reserve	—	(23)	20
Increase in interest receivable	(478)	(229)	(117)
Deferred tax (benefit) expense	(494)	888	957
(Increase) decrease in prepaid expenses	(50)	123	(296)
Increase in cash surrender value of life insurance policies	(337)	(343)	(353)
Decrease (increase) in income tax receivable	760	(173)	(178)
Decrease (increase) in other assets	48	790	(242)
Increase (decrease) in accrued expenses	769	(643)	660
Increase (decrease) in interest payable	138	10	(60)
Increase in other liabilities	69	240	1,086
Stock based compensation-restricted stock awards	447	265	221
Tax benefit from stock compensation	—	—	(33)
Net cash provided by operating activities	13,277	10,207	11,273
Investing Activities
Purchases of Federal Home Loan Bank of Boston stock	(683)	(602)	(35)
Purchases of securities available-for-sale	(41,631)	(36,654)	(56,229)
Proceeds from sales of securities available-for-sale	10,036	199	4,865
Proceeds from calls of securities available-for-sale	695	16,141	14,221
Proceeds from maturities of securities available-for-sale	17,061	20,427	33,574
Reinvestment of CRA Mutual Fund	(19)	—	—
Loan originations and principal collections, net	(102,273)	(32,536)	(69,240)
Recoveries of loans previously charged off	74	600	126
Proceeds from sales of other real estate owned	289	2,080	—
Capital expenditures	(1,393)	(1,954)	(1,285)
Net cash and cash equivalents (paid) acquired in branch acquisition	(298)	22,396	—
Net cash utilized by investing activities	(118,142)	(9,903)	(74,003)

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2018	2017	2016
Financing Activities
Increase in deposit transaction accounts, net	58,658	7,578	33,946
Increase (decrease) in time deposits, net	44,300	(5,208)	(6,588)
Increase (decrease) in securities sold under agreements to repurchase, net	2,436	(3,867)	1,621
Short-term Federal Home Loan Bank of Boston advances, net	(17,500)	17,000	10,000
Long-term Federal Home Loan Bank of Boston advances	37,000
Principal payments on Federal Home Loan Bank of Boston advances	(7,000)	—	(21)
Principal payments on note payable	(33)	(31)	(32)
Decrease in capital lease obligation	(127)	(59)	(4)
Stock options exercised	222	316	87
Tax benefit from stock compensation	—	—	33
Issuance of shares for directors’ fees	1	81	141
Common stock dividends paid	(3,133)	(3,113)	(3,086)
Net cash provided by financing activities	114,824	12,697	36,097
Net increase (decrease) in cash and cash equivalents	9,959	13,001	(26,633)
Cash and cash equivalents, beginning of year	48,486	35,485	62,118
Cash and cash equivalents, end of year	$58,445	$48,486	$35,485
Cash paid during year
Interest	$6,864	$4,049	$3,777
Income taxes	1,443	2,291	1,238
Non-cash transfers
From loans to other real estate owned	1,654	743	4,955
From other real estate owned to other assets	—	—	747
Capital Lease Obilgation	1,373	—	—
Other:
Adoption of ASU 2016-01	16	—	—
BOLI proceeds included in other assets	621	—	—
Branch acquisition (1)
Cash and cash equivalents (paid) acquired	$(298)	$22,387	—
Net loans acquired	7,849	7,097	—
Fixed assets acquired (including capital leases)	761	1,605	—
Accrued interest receivable acquired	5	12	—
Other assets acquired	6	20	—
Core deposit intangible	—	633	—
Goodwill	—	1,263	—
Deposits assumed	8,323	31,433	—
Capital lease assumed	—	1,476	—
Other liabilities assumed	—	3	—

(1)	Includes branch acquisitions of Empire State Bank’s New Paltz, New York Branch in 2017 and Orange Bank & Trust Company’s Fishkill, New York Branch in 2018.

The accompanying notes are an integral part of these audited consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include those of Salisbury and the Bank after elimination of all inter-company accounts and transactions.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, expected cash flows from loans acquired in a business combination, potential other-than-temporary impairment of securities and potential impairment of goodwill and intangibles.

Certain reclassifications have been made to the 2017 and 2016 consolidated financial statements to make them consistent with the 2018 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks and interest bearing demand deposits in other banks. Due to the nature of cash and cash equivalents, Salisbury estimated that the carrying amount of such instruments approximated fair value. The nature of the Bank’s business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions.

Securities

Securities that may be sold as part of Salisbury's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair value. Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders' equity. Securities that Salisbury has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities are reviewed regularly for other-than-temporary impairment (“OTTI”). Premiums and discounts are amortized or accreted utilizing the interest method over the life or call of the term of the investment security. For any debt security with a fair value less than its amortized cost basis, Salisbury will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, Salisbury will recognize a full impairment charge to earnings. For all other debt securities that are considered OTTI and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2018. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

Loans

Loans receivable consist of loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. Loans receivable are reported at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans and unamortized premiums on purchased loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized as an adjustment to yield over the lives of the related loans.

The Bank’s loans collateralized by real estate and all other real estate owned (“OREO”) are located principally in northwestern Connecticut and New York and Massachusetts towns, which constitute Salisbury's service area. Accordingly, the collectability of a substantial portion of the loan portfolio and OREO is susceptible to changes in market conditions in Salisbury’s service area. While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in local economic conditions, particularly in Salisbury’s service area.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity lines of credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management’s general loss allocation factors are based on a rolling five-year annual historical loss rate for each loan segment adjusted for qualitative factors and specific risk ratings. Qualitative factors include levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury’s policies or methodology pertaining to the general component of the allowance for loan losses during 2018.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - Salisbury generally does not originate loans with a loan-to-value ratio greater than 80 percent and generally does not grant subprime loans. Loans in this segment are collateralized primarily by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Mortgage Servicing Rights

As part of our growth and risk management strategy, Salisbury from time to time sells whole loans. These are typically fixed rate residential loans. Salisbury’s ability to sell whole loans benefits the Bank by freeing up capital and funding to lend to new customers. Additionally, we typically earn a gain on the sale of loans sold and receive a servicing fee while maintaining the customer relationship. Mortgage Servicing Rights (“MSRs”), which the bank evaluates with the assistance of a third party on a quarterly basis, are included in other assets on the consolidated balance sheets and are accounted for under the amortization method. Under that method mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the period of net servicing revenues.

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

As of December 31, 2018 and 2017, the recorded investment in residential mortgage loans collateralized by residential real estate that were in the process of foreclosure was $0.5 million and $1.1 million, respectively.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury’s intangible assets at December 31, 2018, and 2017, include goodwill of $2,358,000 arising from the purchase of a branch office in 2001, $7,152,000 arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319,000 arising from the 2007 purchase of a branch office in New York State, $2,723,000 arising from the acquisition of Riverside Bank in December 2014 and $1,263,000 from the purchase of an additional branch office in New York in 2017. See Note 8.

On an annual basis, management assesses intangible assets for impairment, and for the year ending December 31, 2018, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Bank-Owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are generally not subject to income taxes. The Bank reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of tier one capital and the total cash surrender value of the life insurance policies is limited to 25% of tier one capital.

Stock Based Compensation

Stock based compensation expense is recognized, based on the fair value at the date of grant on a straight line basis over the period of time between the grant date and vesting date.

Advertising Expense

Advertising costs of $608,000 and $613,000 in 2018 and 2017, respectively, are expensed as incurred and not capitalized.

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

Recent Accounting Pronouncements

In May 2014, August 2015, May 2016, and December 2016, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, 2015-14, 2016-12, and 2016-20, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Bank completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, and merchant income. Salisbury’s revenue recognition policies conformed to Topic 606. As a result, no changes were required to be made to prior period financial statements due to the adoption of this ASU and no changes in revenue recognition were required in fiscal year ended 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Salisbury adopted the provisions of this ASU effective January 1, 2018. Adoption of this ASU did not have a material impact on Salisbury’s financial statements. In accordance with (5) above, Salisbury measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see note 21).

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 which provided technical corrections to the new lease standard. In August 2018, the FASB issued ASU 2018-11 which requires entities to take a prospective approach, rather than a retrospective approach as initially prescribed, when transitioning to the new standard. Instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings, entities will now assess all lease contracts as of January 1, 2019. Salisbury estimates that its consolidated assets and liabilities will increase by approximately $1.5 million due to the recording of operating leases as a result of adopting ASU 2016-02.

In March 2016, the FASB issued ASU 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Salisbury has opted to recognize forfeitures as they occur as the impact is not expected to be material. Salisbury adopted ASU 2016-09 as of January 1, 2017. Adoption contributed a $105 thousand benefit to the tax provision in the second quarter 2017 and did not have a material effect on the financial results for the twelve month period ended December 31, 2018.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU will amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Entities should apply the guidance on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Salisbury does not expect that the adoption of the new standard will have a material impact on its Consolidated Financial Statements.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30.

(In thousands)	2018	2017
Balance at beginning of period	$517	$1,190
Acquisitions	—	—
Accretion	(164)	(541)
Disposals	(149)	(405)
Reclassification from non-accretable to accretable	—	273
Balance at end of period	$204	$517

At December 31, 2018 and 2017, Salisbury ASC 310-30 loans had an outstanding balance totaling $2.1 million and $4.2 million, respectively. The carrying value as of December 31, 2018 and 2017 was $1.9 million and $3.7 million, respectively.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2018
Available-for-sale
U.S. Government Agency notes	$4,991	$58	$—	$5,049
Municipal bonds	5,334	45	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	32,522	56	251	32,327
Collateralized mortgage obligations:
U.S. Government agencies	17,835	85	173	17,747
SBA bonds	27,914	139	313	27,740
Corporate bonds	3,500	76	—	3,576
Total securities available-for-sale	$92,096	$459	$737	$91,818
CRA mutual fund	$836	$—	$—	$836
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,496	$—	$—	$4,496
(in thousands)	Amortized cost (1)	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2017
Available-for-sale
Municipal bonds	$3,476	$11	$1	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	45,983	152	267	45,868
Collateralized mortgage obligations:
U.S. Government agencies	10,462	2	87	10,377
Non-agency	2,271	410	17	2,664
SBA bonds	12,278	9	20	12,267
Corporate bonds	3,500	59	9	3,550
Total securities available-for-sale	$77,970	$643	$401	$78,212
CRA mutual fund	$835	$—	$—	$835
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,813	$—	$—	$3,813
(1)	Net of other-than-temporary impairment write-downs recognized in prior years.

Sales of securities available-for-sale and gross gains and gross losses realized are as follows:

Years ended December 31, (in thousands)	2018	2017	2016
Proceeds	$10,036	$199	$4,865
Gains realized	361	192	569
Losses realized	(43)	(14)	—
Net gains realized	318	178	569
Income tax provision	67	61	193

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
Mortgage-backed securities	$5,754	$40	$19,973	$211	$25,727	$251
Collateralized mortgage obligations
U.S. Government Agencies	—	—	8,281	173	8,281	173
SBA bonds	7,343	135	7,336	178	14,679	313
Total temporarily impaired securities	13,097	175	35,590	562	48,687	737
Other-than-temporarily impaired securities	—	—	—	—	—	—
Total temporarily impaired and other-than-temporarily impaired securities	$13,097	$175	$35,590	$562	$48,687	$737

December 31, 2017 (in thousands)
Available-for-sale
Municipal bonds	$479	$1	$—	$—	$479	$1
Mortgage-backed securities	15,914	99	17,892	168	33,806	267
Collateralized mortgage obligations
U.S. Government Agencies	9,317	87	—	—	9,317	87
Non-agency	—	—	77	3	77	3
SBA bonds	8,519	20	—	—	8,519	20
CRA mutual funds	835	16	—	—	835	16
Corporate bonds	1,491	9	—	—	1,491	9
Total temporarily impaired securities	36,555	232	17,969	171	54,524	403
Other-than-temporarily impaired securities
Collateralized mortgage obligations
Non-agency	101	14	—	—	101	14
Total temporarily impaired and other-than-temporarily impaired securities	$36,656	$246	$17,969	$171	$54,625	$417

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

December 31, 2018 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government agency notes	After 5 years but within 10 years	$4,991	$5,049	3.59%
	Total	4,991	5,049	3.59
Municipal bonds	Within 1 year	296	296	1.97
	After 1 year but within 5 years	137	137	2.78
	After 10 years but within 15 years	4,368	4,410	4.79
	After 15 years	533	536	3.35
	Total	5,334	5,379	4.44
Mortgage-backed securities	U.S. Government agency and U.S. Government-sponsored enterprises	32,522	32,327	3.01
Collateralized mortgage obligations	U.S. Government agency and U.S. Government-sponsored enterprises	17,835	17,747	3.00

SBA bonds		27,914	27,740	3.12

Corporate bonds	After 5 years but within 10 years	3,500	3,576	5.57
Securities available-for-sale		$92,096	$91,818	3.25%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at December 31, 2018.

U.S. Government agency mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Twenty-nine securities had unrealized losses at December 31, 2018, which approximated 1.23% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

SBA bonds: The contractual cash flows are guaranteed by the U.S. government. Ten securities had unrealized losses at December 31, 2018, which approximated 2.09% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2018.

See note 6 for summary of pledged securities.

NOTE 4 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

December 31,	2018	2017

(in thousands)	Total Loans	Total Loans

Residential 1-4 family	$345,862	$317,639
Residential 5+ multifamily	36,510	18,108
Construction of residential 1-4 family	12,041	11,197
Home equity lines of credit	34,433	33,771
Residential real estate	428,846	380,715
Commercial	283,599	249,311
Construction of commercial	8,976	9,988
Commercial real estate	292,575	259,299
Farm land	4,185	4,274
Vacant land	8,322	7,883
Real estate secured	733,928	652,171
Commercial and industrial	162,905	132,731
Municipal	14,344	17,494
Consumer	4,512	4,794
Loans receivable, gross	915,689	807,190
Deferred loan origination fees and costs, net	1,421	1,289
Allowance for loan losses	(7,831)	(6,776)
Loans receivable, net	$909,279	$801,703
Loans held-for-sale
Residential 1-4 family	$—	$669

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

At December 31, 2018 and 2017, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $66.4 million and $57.2 million, respectively.

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

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio is examined periodically by its regulatory agencies, the FDIC and the CTDOB.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Residential 1-4 family	$337,520	$4,281	$4,061	$—	$—	$345,862
Residential 5+ multifamily	34,726	784	1,000	—	—	36,510
Construction of residential 1-4 family	12,041	—	—	—	—	12,041
Home equity lines of credit	33,728	265	440	—	—	34,433
Residential real estate	418,015	5,330	5,501	—	—	428,846
Commercial	270,461	4,530	8,608	—	—	283,599
Construction of commercial	8,482	—	494	—	—	8,976
Commercial real estate	278,943	4,530	9,102	—	—	292,575
Farm land	3,969	—	216	—	—	4,185
Vacant land	8,253	69	—	—	—	8,322
Real estate secured	709,180	9,929	14,819	—	—	733,928
Commercial and industrial	159,127	2,672	1,106	—	—	162,905
Municipal	14,344	—	—	—	—	14,344
Consumer	4,502	10	—	—	—	4,512
Loans receivable, gross	$887,153	$12,611	$15,925	$—	$—	$915,689

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Residential 1-4 family	$307,240	$6,452	$3,947	$—	$—	$317,639
Residential 5+ multifamily	16,129	957	1,022	—	—	18,108
Construction of residential 1-4 family	11,197	—	—	—	—	11,197
Home equity lines of credit	32,891	710	170	—	—	33,771
Residential real estate	367,457	8,119	5,139	—	—	380,715
Commercial	232,492	4,456	12,363	—	—	249,311
Construction of commercial	9,622	—	366	—	—	9,988
Commercial real estate	242,114	4,456	12,729	—	—	259,299
Farm land	4,024	—	250	—	—	4,274
Vacant land	7,806	77	—	—	—	7,883
Real estate secured	621,401	12,652	18,118	—	—	652,171
Commercial and industrial	129,219	2,536	976	—	—	132,731
Municipal	17,494	—	—	—	—	17,494
Consumer	4,744	50	—	—	—	4,794
Loans receivable, gross	$772,858	$15,238	$19,094	$—	$—	$807,190

The composition of loans receivable by delinquency status is as follows:

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2018
Residential 1-4 family	$342,881	$1,100	$521	$—	$1,360	$2,981	$—	$2,092
Residential 5+ multifamily	35,648	—	—	633	229	862	—	1,000
Construction of residential 1-4 family	12,041	—	—	—	—	—	—	—
Home equity lines of credit	33,806	235	33	—	359	627	—	411
Residential real estate	424,376	1,335	554	633	1,948	4,470	—	3,503
Commercial	281,053	264	240	833	1,209	2,546	654	1,388
Construction of commercial	8,835	—	—	141	—	141	141	252
Commercial real estate	289,888	264	240	974	1,209	2,687	795	1,640
Farm land	4,185	—	—	—	—	—	—	216
Vacant land	8,280	42	—	—	—	42	—	—
Real estate secured	726,729	1,641	794	1,607	3,157	7,199	795	5,359
Commercial and industrial	162,507	—	38	—	360	398	—	360
Municipal	14,344	—	—	—	—	—	—	—
Consumer	4,504	2	6	—	—	8	—	—
Loans receivable, gross	$908,084	$1,643	$838	$1,607	$3,517	$7,605	$795	$5,719

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2017
Residential 1-4 family	$314,798	$1,410	$165	$156	$1,110	$2,841	$—	$2,045
Residential 5+ multifamily	18,108	—	—	—	—	—	—	151
Construction of residential 1-4 family	11,197	—	—	—	—	—	—	—
Home equity lines of credit	33,219	75	477	—	—	552	—	66
Residential real estate	377,322	1,485	642	156	1,110	3,393	—	2,262
Commercial	244,869	1,888	758	—	1,796	4,442	—	3,364
Construction of commercial	9,730	—	—	—	258	258	—	258
Commercial real estate	254,599	1,888	758	—	2,054	4,700	—	3,622
Farm land	4,032	242	—	—	—	242	—	250
Vacant land	7,883	—	—	—	—	—	—	—
Real estate secured	643,836	3,615	1400	156	3,164	8,335	—	6,134
Commercial and industrial	131,991	131	218	391	—	740	31	470
Municipal	17,494	—	—	—	—	—	—	—
Consumer	4,752	34	8	—	—	42	—	—
Loans receivable, gross	$798,073	$3,780	$1,626	$547	$3,164	$9,117	$31	$6,604

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the years ended December 31, 2018 and 2017:

Business Activities Loans	December 31, 2018			December 31, 2017
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$68	$68	1	$222	$222
Commercial real estate	1	566	566	1	600	600
Commercial and industrial	—	—	—	2	182	182
Troubled debt restructurings	2	$634	$634	4	$1,004	$1,004
Rate reduction and term extension	—	$—	$—	3	$404	$404
Rate reduction	2	634	634	—	—	—
Term extension	—	—	—	1	600	600
Troubled debt restructurings	2	$634	$634	4	$1,004	$1,004

For the twelve months ended December 2018, there were two troubled debt restructurings. No concessions have been made with respect to loans that subsequently defaulted in the current reporting period. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2018		For the twelve months ending December 31, 2017
	Quantity	Balance	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	1	67	—	—
Total	1	67	—	—

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

December 31, (in thousands)	2018	2017
Non-accrual loans, excluding troubled debt restructured loans	$4,430	$5,450
Non-accrual troubled debt restructured loans	1,289	1,154
Accruing troubled debt restructured loans	6,801	7,482
Total impaired loans	$12,520	$14,086
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31, 2018					December 31, 2017
(In thousands)	Beginning		Charge-	Reco-	Ending	Beginning		Charge-	Reco-	Ending
	balance	Provision	offs	veries	balance	balance	Provision	offs	veries	balance
Residential 1-4 family	$1,862	$580	$(299)	$6	$2,149	$1,926	$100	$(197)	$33	$1,862
Residential 5+ multifamily	155	258	—	—	413	62	93	—	—	155
Construction of residential 1-4 family	75	8	—	—	83	91	(16)	—	—	75
Home equity lines of credit	236	(18)	—	1	219	348	(115)	(4)	7	236
Residential real estate	2,328	828	(299)	7	2,864	2,427	62	(201)	40	2,328
Commercial	2,547	756	(259)	4	3,048	1,920	836	(453)	244	2,547
Construction of commercial	80	42	—	—	122	38	42	—	—	80
Commercial real estate	2,627	798	(259)	4	3,170	1,958	878	(453)	244	2,627
Farm land	32	(6)	—	7	33	28	45	(43)	2	32
Vacant land	132	(32)	—	—	100	170	(2)	(36)	—	132
Real estate secured	5,119	1,588	(558)	18	6,167	4,583	983	(733)	286	5,119
Commercial and industrial	984	255	(108)	27	1,158	1,079	(229)	(162)	296	984
Municipal	30	(18)	—	—	12	53	(23)	—	—	30
Consumer	80	28	(81)	29	56	75	63	(76)	18	80
Unallocated	563	(125)	—	—	438	337	226	—	—	563
Totals	$6,776	$1,728	$(747)	$74	$7,831	$6,127	$1,020	$(971)	$600	$6,776

	December 31, 2016
(in thousands)	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
Residential 1-4 family	$2,132	$475	$(706)	$25	$1,926
Residential 5+ multifamily	33	32	(3)	—	62
Construction of residential 1-4 family	37	54	—	—	91
Home equity lines of credit	354	37	(47)	4	348
Residential real estate	2,556	598	(756)	29	2,427
Commercial	1,507	597	(187)	3	1,920
Construction of commercial	92	(54)	—	—	38
Commercial real estate	1,599	543	(187)	3	1,958
Farm land	37	15	(24)	—	28
Vacant land	152	82	(64)	—	170
Real estate secured	4,344	1,238	(1,031)	32	4,583
Commercial and industrial	705	754	(452)	72	1,079
Municipal	61	(8)	—	—	53
Consumer	124	(4)	(67)	22	75
Unallocated	482	(145)	—	—	337
Totals	$5,716	$1,835	$(1,550)	$126	$6,127

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2018
Residential 1-4 family	$340,946	$2,042	$4,916	$107	$345,862	$2,149
Residential 5+ multifamily	34,835	413	1,675	—	36,510	413
Construction of residential 1-4 family	12,041	83	—	—	12,041	83
Home equity lines of credit	33,975	213	458	6	34,433	219
Residential real estate	421,797	2,751	7,049	113	428,846	2,864
Commercial	279,389	2,907	4,210	141	283,599	3,048
Construction of commercial	8,622	106	354	16	8,976	122
Commercial real estate	288,011	3,013	4,564	157	292,575	3,170
Farm land	3,969	33	216	—	4,185	33
Vacant land	8,132	98	190	2	8,322	100
Real estate secured	721,909	5,895	12,019	272	733,928	6,167
Commercial and industrial	162,404	1,158	501	—	162,905	1,158
Municipal	14,344	12	—	—	14,344	12
Consumer	4,512	56	—	—	4,512	56
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2017
Residential 1-4 family	$312,456	$1,759	$5,183	$103	$317,639	$1,862
Residential 5+ multifamily	16,361	154	1,747	1	18,108	155
Construction of residential 1-4 family	11,197	75	—	—	11,197	75
Home equity lines of credit	33,658	235	113	1	33,771	236
Residential real estate	373,672	2,223	7,043	105	380,715	2,328
Commercial	243,602	2,432	5,709	115	249,311	2,547
Construction of commercial	9,622	80	366	—	9,988	80
Commercial real estate	253,224	2,512	6,075	115	259,299	2,627
Farm land	4,024	32	250	—	4,274	32
Vacant land	7,684	129	199	3	7,883	132
Real estate secured	638,604	4,896	13,567	223	652,171	5,119
Commercial and industrial	132,212	952	519	32	132,731	984
Municipal	17,494	30	—	—	17,494	30
Consumer	4,794	80	—	—	4,794	80
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

1 Includes ASC 310-30 loans and allowance of $1.7 million and $0, respectively for 2018 and $2.4 million and $92,000, respectively for 2017.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

December 31, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$895,527	$6,989	$—	$—	$895,527	$6,989
Potential problem loans [1]	7,642	132	—	—	7,642	132
Impaired loans	—	—	12,520	272	12,520	272
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

December 31, 2017 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$783,206	$5,619	$—	$—	$783,206	$5,619
Potential problem loans [1]	9,898	339	—	—	9,898	339
Impaired loans	—	—	14,086	255	14,086	255
Unallocated allowance	—	563	—	—	—	563
Totals	$793,104	$6,521	$14,086	$255	$807,190	$6,776

1 Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired, included in this total are purchased loans net of any purchase marks remaining on the loan.

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2018
Residential	$2,792	$2,842	$3,429	$107	$101	$3,799	$5,140	$3,726	$102
Home equity lines of credit	47	47	158	6	2	411	498	114	2
Residential real estate	2,839	2,889	3,587	113	103	4,210	5,638	3,840	104
Commercial	1,808	1,808	2,001	141	88	2,403	3,989	2,992	75
Construction of commercial	252	252	67	16	—	102	110	295	7
Farm land	—	—	—	—	—	216	432	232	—
Vacant land	42	42	43	2	3	147	168	151	10
Real estate secured	4,941	4,991	5,698	272	194	7,078	10,337	7,510	196
Commercial and industrial	—	—	40	—	—	501	596	469	5
Totals	$4,941	$4,991	$5,738	$272	$194	$7,579	$10,933	$7,979	$201

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2017
Residential	$3,532	$3,651	$3,376	$104	$109	$3,398	$4,279	$3,597	$119
Home equity lines of credit	47	47	79	1	2	66	117	155	—
Residential real estate	3,579	3,698	3,455	105	111	3,464	4,396	3,752	119
Commercial	2,336	2,563	2,688	115	102	3,373	4,567	3,699	305
Construction of commercial	108	114	59	—	7	258	274	310	—
Farm land	—	—	—	—	—	250	450	869	—
Vacant land	44	44	45	3	3	155	179	159	11
Real estate secured	6,067	6,419	6,247	223	223	7,500	9,866	8,789	435
Commercial and industrial	110	117	59	32	—	409	502	181	15
Consumer	—	—	—	—	—	—	6	1	—
Totals	$6,177	$6,536	$6,306	$255	$223	$7,909	$10,374	$8,971	$450

1 Income recognized on impaired loans for the year ending December 31, 2016 was $200 thousand.

NOTE 5 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2018	2017
Residential mortgage loans serviced for others	$111,378	$117,538
Fair value of mortgage servicing rights	951	1,010

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2018	2017	2016
Mortgage Servicing Rights
Balance, beginning of period	$233	$339	$486
Originated	43	63	95
Amortization (1)	(48)	(169)	(242)
Balance, end of period	228	233	339
Valuation Allowance
Balance, beginning of period	—	(23)	(3)
Decrease (increase) in impairment reserve (1)	—	23	(20)
Balance, end of period	—	—	(23)
Mortgage servicing rights, net	$228	$233	$316
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2018	2017
Securities available-for-sale (at fair value)	$80,991	$67,377
Loans receivable (at book value)	328,674	204,354
Total pledged assets	$409,665	$271,731

At December 31, 2018, securities were pledged as follows: $69.6 million to secure public deposits, $11.3 million to secure repurchase agreements and $0.1 million to secure FHLBB and FRB advances. Additionally, loans receivable are pledged to secure FHLBB advances and credit facilities.

NOTE 7 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2018	2017
Land	$2,593	$2,593
Buildings and improvements	13,458	11,679
Leasehold improvements	1,553	1,690
Capital lease	3,273	1,900
Furniture, fixtures, equipment and software	8,978	8,312
Fixed assets in process	790	1,119
Total cost	30,645	27,293
Accumulated depreciation and amortization	(12,470)	(10,892)
Bank premises and equipment, net	$18,175	$16,401

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2018	2017	2016
Goodwill (1)
Balance, beginning of period	$13,815	$12,552	$12,552
Additions	—	1,263	—
Impairment	—	—	—
Balance, end of period	$13,815	$13,815	$12,552
Core Deposit Intangibles
Cost, beginning of period	$5,881	$5,248	$5,248
Additions	—	633	—
Impairment	—	—	—
Cost, end of period	5,881	5,881	5,248
Amortization, beginning of period	(4,044)	(3,511)	(2,910)
Amortization	(454)	(533)	(601)
Amortization, end of period	(4,498)	(4,044)	(3,511)
Core deposit intangibles, net	$1,383	$1,837	$1,737
(1)	Not subject to amortization.

In June 2017, Salisbury acquired the New Paltz, New York branch of Empire State Bank, and assumed approximately $31.4 million in deposits and acquired approximately $7.1 million in loans. Salisbury realized goodwill in the amount of $1.26 million and a core deposit intangible of $633,000 as a result of this acquisition. Salisbury did not recognize any goodwill or a core deposit intangible as a result of its acquisition of the Fishkill, New York branch from Orange Bank and Trust Company in April 2018.

Salisbury performed an evaluation of its goodwill and intangible assets as of December 31, 2018. There was no impairment recognized during 2018 or 2017.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years’ digits method. Estimated annual amortization expense of core deposit intangibles is as follows:

December 31, (in thousands)	CDI amortization
2019	$388
2020	321
2021	255
2022	192
2023	128
2024	61
2025	25
2026	13

NOTE 9 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows:

December 31, (in thousands)	CD maturities
2019	$101,744
2020	33,885
2021	13,197
2022	5,282
2023	4,798
2024	2,773
Total	$161,679

The total amount and scheduled maturities of time certificates of deposit in denominations of $250,000 or more were as follows:

Years ended December 31, (in thousands)	2018	2017
Within three months	$1,128	$1,605
After three through six months	1,359	2,791
After six through twelve months	3,785	3,769
Over one year	9,726	6,596
Total	$15,998	$14,761

Included in certificates of deposit at December 31, 2018 and 2017 are brokered and reciprocal deposits of approximately $44.4 million and $6.6 million, respectively. Included in money market funds at December 31, 2018 and 2017 are approximately $41.1 million and $40.3 million, respectively of brokered money market accounts.

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (dollars in thousands)	2018	2017
Repurchase agreements, ending balance	$4,104	$1,668
Repurchase agreements, average balance during period	3,340	2,517
Book value of collateral	11,194	4,737
Market value of collateral	11,276	4,725
Weighted average rate during period	0.35%	0.20%
Weighted average maturity	1 day	1 day

NOTE 11 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2018		December 31, 2017
Years ended December 31, (dollars in thousands)	Total (1)	Rate (2)	Total (1)	Rate (2)
Overnight	$9,500	2.68%	$—	-%
2018	—	—	34,000	2.04
2019	37,000	2.50	—	—
2020	14,814	1.98	14,655	2.01
2021	5,840	2.27	5,767	2.30
Total	$67,154	2.39%	$54,422	2.06%
(1)	Net of modification costs
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $143.7 million and access to an unused FHLBB line of credit of $3.5 million at December 31, 2018. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

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

Subordinated debentures totaled $9.8 million at December 31, 2018 and 2017, which includes $165 thousand and $189 thousand, respectively of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.34%.

Notes Payable:

In October 2015, Salisbury entered into a private mortgage for $380,000 to purchase the Sharon branch property. The mortgage, which has an interest rate of 6%, will mature in September 2025. The outstanding mortgage balance at December 31, 2018 and December 31, 2017 was $280,000 and $313,000, respectively.

NOTE 12 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2018	2017	2016
Federal	$1,986	$1,831	$1,344
State	217	195	288
Current provision	2,203	2,026	1,632
Federal	(455)	840	852
State	(39)	48	105
Deferred (benefit) expense	(494)	888	957
Income tax provision	$1,709	$2,914	$2,589

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31,	2018	2017	2016
Income tax at statutory federal tax rate	21.00%	34.00%	34.00%
State tax, net of federal tax benefit	1.37	1.74	2.80
Tax exempt income and dividends received deduction	(3.84)	(7.00)	(9.07)
Remeasurement of net deferred tax assets	—	4.85	—
BOLI interest and gain	(1.35)	(1.34)	(1.29)
Other	(0.95)	(0.47)	1.48
Change in valuation allowance	—	—	—
Effective income tax rates	16.23%	31.78%	27.92%

The components of Salisbury's net deferred tax assets are as follows:

December 31, (in thousands)	2018	2017
Allowance for loan losses	$1,916	$1,499
Interest on non-performing loans	233	210
Accrued deferred compensation	334	248
Post-retirement benefits	11	11
Other real estate owned write-downs	—	6
Restricted stock awards	162	77
Mark-to-market purchase accounting adjustments	—	122
Net unrealized holding loss on available for sale securities	58	—
Write-down of securities	4	154
Other	282	51
Gross deferred tax assets	3,000	2,378
Deferred loan costs, net	(344)	(312)
Mark-to-market purchase accounting adjustments	(37)	—
Goodwill and core deposit intangible asset	(545)	(534)
Accelerated depreciation	(698)	(752)
Other real estate owned write-downs	(45)	—
Mortgage servicing rights	(55)	(56)
Net unrealized holding gain on available-for-sale securities	—	(47)
Gross deferred tax liabilities	(1,724)	(1,701)
Net deferred tax asset	$1,276	$677

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. Salisbury remeasured its net deferred tax asset as of December 31, 2017 due to the enactment of the Tax Cuts and Job Act during the fourth quarter of 2017. This remeasurement resulted in a $445,000 increase in the tax provision for 2017 and a related reduction in the net deferred tax asset.

In accordance with Connecticut legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay Connecticut state income tax in the foreseeable future unless there is a change in Connecticut law.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2018 and 2017, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2015 through December 31, 2018.

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

The regulatory capital rules include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of December 31, 2018, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

			To be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
Salisbury	$107,659	12.51%	$68,848	8.0%	n/a	n/a
Bank	104,013	12.09	68,848	8.0	$86,059	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	89,738	10.43	51,636	6.0	n/a	n/a
Bank	96,092	11.17	51,636	6.0	68,848	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	89,738	10.43	38,727	4.5	n/a	n/a
Bank	96,092	11.17	38,727	4.5	55,939	6.5
Tier 1 Capital (to average assets)
Salisbury	89,738	8.25	43,527	4.0	n/a	n/a
Bank	96,092	8.83	43,527	4.0	54,409	5.0
December 31, 2017
Total Capital (to risk-weighted assets)
Salisbury	$98,920	12.94%	$61,154	8.0%	n/a	n/a
Bank	95,810	12.54	61,130	8.0	$76,413	10.0%
Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	45,865	6.0	n/a	n/a
Bank	88,924	11.64	45,848	6.0	61,130	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	82,034	10.73	34,399	4.5	n/a	n/a
Bank	88,924	11.64	34,386	4.5	49,668	6.5
Tier 1 Capital (to average assets)
Salisbury	82,034	8.53	38,461	4.0	n/a	n/a
Bank	88,924	9.25	38,461	4.0	48,076	5.0

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

NOTE 14 –OTHER BENEFITS

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 4% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan.

Both the safe harbor and additional discretionary match, if any, vest immediately.

Salisbury’s 401(k) Plan contribution expense for 2018, 2017 and 2016 was $1,004,000, $821,000 and $832,000, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $358,000, $132,000, and $173,000 in 2018, 2017, and 2016, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $992,000 and $966,000 at December 31, 2018, and 2017, respectively. Expense under this arrangement was $26,000 for 2018, $117,000 for 2017, and $74,000 for 2016.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten year period as described in the agreement. The related liability was $25,000 and $48,000 at December 31, 2018, and 2017, respectively. The related expenses were immaterial for all periods presented.

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen year period as described in the agreement. The related liability was $403,000 and $446,000 at December 31, 2018 and December 31, 2017, respectively. The related expenses were immaterial for all periods presented.

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

In 2018, 2017, and 2016, the Bank awarded six (6), eight (8) and nine (9) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $115,000 in 2018, $80,000 in 2017, and $46,000 in 2016

Management Agreements: Salisbury or the Bank has entered into various management agreements with its named executive officers, including a severance agreement with Mr. Cantele, President and Chief Executive Officer, a change in control agreement with Mr. Albero, Executive Vice President and Chief Financial Officer, and an employment agreement with Mr. Davies, President of the New York Region and Chief Lending Officer. Such agreements are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury’s operations.

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

In 2018, 2017 and 2016 Salisbury granted a total of 13,210, 13,824 and 15,800 shares of restricted stock pursuant to its 2011 and 2017 LTIP to certain employees and Directors. The fair value of the stock at grant date was determined to be $585,000, $547,000 and $466,000, respectively. The stock will be vested three years from the grant date.

The following table presents the amount of cumulatively granted restricted stock awards under the 2011 and 2017 Long-Term Incentive Plans:

Year Ended December 31	2018	Weighted Average Grant Price
Beginning of year	27,024	$34.62
Granted	13,210	44.30
Vested	0	0.00
Forfeited	(800)	40.99
End of year	39,434	$37.73

The fair value of the restricted shares that vested during 2018 and 2017 was $0 and $222,000, respectively. Compensation expense for restricted stock awards in 2018, 2017, and 2016 was $412,000, $259,000 and $215,000, respectively. Unrecognized compensation cost relating to the restricted stock awards was $711,000 and $606,000 as of December 31, 2018 and 2017, respectively. The remaining weighted average vesting period on restricted shares as of December 31, 2018, over which unrecognized compensation cost is expected to be recognized, is 1.3 years. In 2017, Salisbury recorded a $105,000 benefit to the tax provision for the adoption of ASU 2016-09 as discussed in Note 1 - Summary of Significant Accounting Policies. The tax benefit associated with restricted stock awards, which was recognized in earnings for 2018, 2017 and 2016, was approximately $870, $88,000 and $73,000, respectively.

Additionally in 2018, 2017 and 2016 the Compensation Committee granted a total of 53,500, 56,600, and 47,470 Phantom Stock Appreciation Units (“PSUs” pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”) to certain employees, including the four Named Executive Officers. The units will vest on the third anniversary of the grant date. Salisbury’s compensation expense related to the PSUs was $171,000, $135,000 and $178,000 for 2018, 2017, and 2016 respectively.

NOTE 16 – STOCK OPTIONS

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. The table below reflects the remaining outstanding options related to this transaction and presents a summary of the status of Salisbury's outstanding stock options as of and for the year ended December 31, 2018:

Year ended December 31, 2018	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	40,500	$21.73
Granted	—	—
Exercised	(9,155)	24.26
Forfeited or expired	(8,800)	31.11
End of period	22,545	$17.04	5.00	$456,000

All options are vested and exercisable at December 31, 2018. The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $160,000, $156,000 and $41,000, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2018	2017
Balance, beginning of period	$7,651	$7,918
Advances	4,374	508
Repayments	(2,593)	(775)
Balance, end of period	$9,432	$7,651

NOTE 18 – OTHER COMPREHENSIVE LOSS

The following table presents a reconciliation of the changes in the components of other comprehensive loss for the dates indicated, including the amount of income tax benefit allocated to each component of other comprehensive loss:

Years ended December 31, (in thousands)	2018	2017	2016
Other comprehensive loss
Net unrealized losses on securities available-for-sale	$(202)	$(318)	$(399)
Reclassification of net realized gains in net income(1)	(318)	(178)	(584)
Unrealized losses on securities available-for-sale	(520)	(496)	(983)
Income tax benefit	105	198	335
Unrealized losses on securities available-for-sale, net of tax	(415)	(298)	(648)
Other comprehensive loss	$(415)	$(298)	$(648)

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains on securities, net; the tax effect is included in the income tax provision; and the after tax amount is included in net income. The income tax expense related to reclassification of net realized gains was approximately $67,000, $61,000, and $199,000 in 2018, 2017 and 2016, respectively.

The components of accumulated other comprehensive income are as follows:

December 31, (dollars in thousands)	2018	2017
Unrealized (losses) gains on securities available-for-sale, net of tax	$(220)	$179
Accumulated other comprehensive income	$(220)	$179

NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Bank’s agreement with the core accounting processing service provider will continue until the eighth anniversary of the commencement date, which was November 10, 2016. If the Bank cancels the agreement prior to the end of the contract term, a lump sum termination fee will have to be paid. The fee shall consist of the total amount that would have been paid or reimbursed to the service provider during the remainder of the term of the agreement.

The Bank leases facilities and equipment under operating leases that expire at various dates through 2029. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. Rent expense totaled $396,000, $361,000 and $245,000 for 2018, 2017 and 2016, respectively.

Future minimum lease payments at December 31, 2018 are as follows:

Future minimum lease payments (in thousands)
2019	$247
2020	247
2021	228
2022	199
2023	148
Thereafter	781
$1,850

The leases for three Bank branches, which are accounted for as capital leases, expire in 2020, 2028 and 2029. The leases have varying renewal options, require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by the Bank. In September 2018, Salisbury entered into a letter of intent to purchase the New Paltz, New York branch from the landlord for $1.6 million. The letter of intent will expire in the event a mutually satisfactory sales contract is not executed by March 31, 2019. Salisbury expects the sale to close upon the expiration of the lease in September 2019. The following is a schedule by years of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2018.

Future minimum lease payments (in thousands)
2019	$342
2020	342
2021	342
2022	345
2023	347
Thereafter	2,954
Total minimum lease payments	4,672
Less amount representing interest	1,591
$3,081

Employment and Change in Control Agreements

Salisbury has entered into severance agreements with certain senior executives, including with one (1) named executive officer, Richard J. Cantele, Jr., which provide payouts ranging from 0.5 to 2.9 times base salary and other benefits. Salisbury has also entered into several change in control agreements including with named executive officer Peter Albero, and an employment agreement with named executive officer John Davies, all of which provide a severance payment ranging from 0.5 to 2.0 times base salary and other benefits in the event employment is terminated in conjunction with a defined change in control.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2018 and 2017, the maximum potential amount of the Bank’s obligation was $3,865,000 and $4,905,000, respectively, for financial, commercial and standby letters of credit.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (dollars in thousands)	2018	2017
Residential	$6,751	$16,769
Home equity lines of credit	29,872	29,031
Commercial	19,051	26,145
Land	14	64
Real estate secured	55,688	72,009
Commercial and industrial	77,219	63,942
Municipal	250	188
Consumer	1,583	1,574
Unadvanced portions of loans	134,740	137,713
Commitments to originate loans	18,397	28,222
Letters of credit	3,865	4,905
Total	$157,002	$170,840

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $90,000 and $110,000 as of December 31, 2018 and December 31, 2017, respectively.

NOTE 21 - FAIR VALUE MEASUREMENTS

Salisbury uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Additionally, from time to time, other assets are recorded at fair value on a nonrecurring basis, such as loans held for sale, collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2018.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
78

•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

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

Loans, net. The carrying value of the loans in the loan portfolio is based on their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, the unamortized balance of any deferred fees or costs on originated loans and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. The Bank adopted ASU 2016-01 in fiscal 2018, which required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit priced notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For December 31, 2018, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For periods prior to fiscal year 2018, the fair value of the loans was estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

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

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2018
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$5,049	$—	$5,049
Municipal bonds	—	5,379	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	32,327	—	32,327
Collateralized mortgage obligations:
U.S. Government agencies	—	17,747	—	17,747
SBA bonds	—	27,740	—	27,740
Corporate bonds	—	3,576	—	3,576
Securities available-for-sale	$—	$91,818	$—	$91,818
CRA mutual funds	836	—	—	836
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,238	$4,238
Other real estate owned	$—	$—	$1,810	$1,810
December 31, 2017
Assets at fair value on a recurring basis
Municipal bonds	$—	$3,486	$—	$3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	45,868	—	45,868
Collateralized mortgage obligations:
U.S. Government agencies	—	10,377	—	10,377
Non-agency	—	2,664	—	2,664
SBA bonds	—	12,267	—	12,267
Corporate bonds	—	3,550	—	3,550
Securities available-for-sale	$—	$78,212	$—	$78,212
CRA mutual funds	835	—	—	835
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$5,863	$5,863
Other real estate owned	$—	$—	$719	$719

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Cash and cash equivalents	$58,445	$58,445	$58,445	$—	$—
Securities available-for-sale	91,818	91,818	—	91,818	—
CRA mutual fund	836	836	836	—	—
Federal Home Loan Bank of Boston stock	4,496	4,496	—	—	4,496
Loans receivable, net	909,279	886,222	—	—	886,222
Accrued interest receivable	3,148	3,148	—	—	3,148
Cash surrender value of life insurance policies	14,438	14,438	14,438	—	—
Financial Liabilities
Demand (non-interest-bearing)	$228,448	$228,448	$—	$—	$228,448
Demand (interest-bearing)	153,586	153,586	—	—	153,586
Money market	204,219	204,219	—	—	204,219
Savings and other	178,807	178,807	—	—	178,807
Certificates of deposit	161,679	162,013	—	—	162,013
Deposits	926,739	927,073	—	—	927,073
Repurchase agreements	4,104	4,104	—	—	4,104
FHLBB advances	67,154	67,231	—	—	67,231
Subordinated debt	9,835	10,006	—	—	10,006
Note payable	280	288	—	—	288
Capital lease liability	3,081	3,339	—	—	3,339
Accrued interest payable	237	237	—	—	237
December 31, 2017
Financial Assets
Cash and cash equivalents	$48,486	$48,486	$48,486	$—	$—
Securities available-for-sale	78,212	78,212	—	78,212	—
CRA mutual fund	835	835	835	—	—
Federal Home Loan Bank of Boston stock	3,813	3,813	—	—	3,813
Loans held-for-sale	669	669	—	—	669
Loans receivable, net	801,703	816,451	—	—	816,451
Accrued interest receivable	2,665	2,665	—	—	2,665
Cash surrender value of life insurance policies	14,381	14,381	14,381	—	—
Financial Liabilities
Demand (non-interest-bearing)	$220,536	$220,536	$—	$—	$220,536
Demand (interest-bearing)	142,575	142,575	—	—	142,575
Money market	190,953	190,953	—	—	190,953
Savings and other	144,600	144,600	—	—	144,600
Certificates of deposit	116,831	115,290	—	—	115,290
Deposits	815,495	813,954	—	—	813,954
Repurchase agreements	1,668	1,668	—	—	1,668
FHLBB advances	54,422	54,918	—	—	54,918
Subordinated debt	9,811	10,313	—	—	10,313
Note payable	313	341	—	—	341
Capital lease liability	1,835	2,161	—	—	2,161
Accrued interest payable	99	99	—	—	99

NOTE 22 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2018	2017
Assets
Cash and due from banks	$2,105	$2,519
Investment in bank subsidiary	110,525	104,404
Other assets	689	430
Total Assets	$113,319	$107,353
Liabilities and Shareholders' Equity
Subordinated debt	$9,835	$9,811
Other liabilities	25	28
Shareholders' equity	103,459	97,514
Total Liabilities and Shareholders' Equity	$113,319	$107,353

Statements of Income Years ended December 31, (in thousands)	2018	2017	2016
Dividends from subsidiary	$3,529	$3,691	$3,491
Interest income	10	8	6
Interest expense	624	624	624
Non-interest expenses	435	530	337
Income before taxes and equity in undistributed net income of subsidiary	2,480	2,545	2,536
Income tax benefit	256	421	369
Income before equity in undistributed net income of subsidiary	2,736	2,966	2,905
Equity in undistributed net income of subsidiary	6,088	3,290	3,780
Net income	$8,824	$6,256	$6,685

Statements of Cash Flows Years ended December 31, (in thousands)	2018	2017	2016
Net income	$8,824	$6,256	$6,685
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(6,088)	(3,290)	(3,780)
Other	(239)	(410)	(13)
Net cash provided by operating activities	2,497	2,556	2,892
Investing Activities
Investment in bank	—	—	—
Net cash utilized by investing activities	—	—	—
Financing Activities
Common stock dividends paid	(3,133)	(3,113)	(3,086)
Proceeds from issuance of common stock	222	395	263
Net cash (utilized) provided by financing activities	(2,911)	(2,718)	(2,823)
Net (decrease) increase in cash and cash equivalents	(414)	(162)	69
Cash and cash equivalents, beginning of period	2,519	2,681	2,612
Cash and cash equivalents, end of period	$2,105	$2,519	$2,681

NOTE 23 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2018	2017	2016
Net income applicable to common shareholders	$8,824	$6,256	$6,685
Less: Undistributed earnings allocated to participating securities	(111)	(55)	(52)
Net income allocated to common stock	$8,713	$6,201	$6,633
Weighted average common shares issued	2,798	2,779	2,755
Less: Unvested restricted stock awards	(35)	(24)	(22)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,763	2,755	2,733
Add: Dilutive effect of stock options	17	19	16
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,780	2,774	2,749
Earnings per common share (basic)	$3.15	$2.25	$2.43
Earnings per common share (diluted)	$3.13	$2.24	$2.41

NOTE 24 – SUBSEQUENT EVENTS

Salisbury has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The Board of Directors of Salisbury declared a $0.28 per common share quarterly cash dividend at their January 25, 2019 meeting. The dividend was paid on February 28, 2019 to shareholders of record as of February 14, 2019.

On February 22, 2019, Salisbury entered into a change in control agreement with Peter Albero, Chief Financial Officer, which supersedes his previous change in control agreement with Salisbury dated January 26, 2018. Such agreement provides a severance payment of 2.0 times base salary and other benefits in the event employment is terminated in conjunction with a defined change in control.

NOTE 25 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2018 and 2017 is as follows:

Year ended December 31, 2018 (in thousands, except ratios and per share amounts)	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Statement of Income
Interest and dividend income	$9,300	$9,749	$10,516	$10,807
Interest expense	1,306	1,706	2,016	2,192
Net interest and dividend income	7,993	8,043	8,500	8,615
Provision (benefit) for loan losses	325	467	378	558
Trust and Wealth Advisory	894	949	936	921
Service charges and fees	868	892	932	1,025
Gains (Losses) on sales of mortgage loans, net	18	(1)	21	51
Mortgage servicing, net	83	84	84	57
(Losses) Gains on CRA mutual fund	(13)	(7)	(6)	8
(Losses) Gains on sales of available -for-sale- securities, net	(2)	17	—	302
BOLI income and gains	82	82	83	432
Other	45	42	38	28
Non-interest income	1,975	2,058	2,088	2,824
Non-interest expense	7,180	7,417	7,329	7,909
Income before income taxes	2,463	2,217	2,881	2,972
Income tax provision	446	318	537	408
Net income	2,017	1,899	2,344	2,564
Net income allocated to common stock	1,997	1,877	2,311	2,528
Financial Condition
Total assets	1,014,934	1,096,780	1,098,715	1,121,554
Loans, net	830,370	872,796	898,625	909,279
Allowance for loan losses	7,058	7,381	7,745	7,831
Securities	84,878	90,870	101,591	97,150
Deposits	831,837	897,481	902,161	926,739
Repurchase agreements	3,962	1,691	6,658	4,104
FHLBB advances	62,480	79,538	67,596	67,154
Shareholders' equity	98,097	99,180	100,767	103,459
Non-performing assets	5,761	6,359	8,513	8,324
Per Common Share Data
Earnings, basic	$0.72	$0.68	$0.84	$0.91
Earnings, diluted	0.71	0.68	0.83	0.91
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	35.20	35.38	35.93	36.86
Market price: (a)
High	49.85	46.70	48.44	43.04
Low	44.00	38.15	40.36	35.25
Statistical Data
Net interest margin (fully tax equivalent)	3.46%	3.31%	3.29%	3.34%
Efficiency ratio (fully tax equivalent)	69.35	70.87	66.91	69.13
Return on average assets	0.81	0.69	0.85	0.92
Return on average shareholders' equity	8.33	7.68	9.26	9.99
Weighted average common shares outstanding, basic	2,759	2,761	2,764	2,766
Weighted average common shares outstanding, diluted	2,780	2,779	2,779	2,779
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $0.10 per share ("Common Stock") trades on the NASDAQ Capital Market under the symbol: SAL. As of March 11, 2019, there were approximately 2,290 shareholders of record of the Company’s Common Stock.

Selected quarterly consolidated financial data (unaudited) continued:

Year ended December 31, 2017 (in thousands, except ratios and per share amounts)	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Statement of Income
Interest and dividend income	$8,785	$8,687	$8,882	$9,167
Interest expense	953	1,026	1,116	1,143
Net interest and dividend income	7,832	7,661	7,766	8,024
Provision (benefit) for loan losses	352	364	237	67
(Losses) gains on securities, net	—	(14)	—	192
Trust and Wealth Advisory	854	892	874	857
Service charges and fees	962	902	935	919
Gains on sales of mortgage loans, net	49	30	25	21
Mortgage servicing, net	45	31	104	75
Other	113	110	142	118
Non-interest income	2,023	1,951	2,080	2,182
Non-interest expense	7,306	6,751	7,220	8,052
Income before income taxes	2,197	2,497	2,389	2,087
Income tax provision	593	615	695	1,011
Net income	1,604	1,882	1,694	1,076
Net income allocated to common stock	1,594	1,866	1,677	1,064
Financial Condition
Total assets	939,549	974,806	979,469	986,984
Loans, net	764,665	771,850	784,136	801,703
Allowance for loan losses	6,285	6,493	6,494	6,776
Securities	80,359	84,468	88,546	82,860
Deposits	772,416	811,341	831,989	815,495
Repurchase agreements	2,350	2,126	4,529	1,668
FHLBB advances	52,745	47,302	27,364	54,422
Shareholders' equity	95,221	96,545	97,526	97,514
Non-performing assets	10,890	11,690	12,257	7,354
Per Common Share Data
Earnings, basic	$0.58	$0.68	$0.61	$0.39
Earnings, diluted	0.58	0.67	0.60	0.38
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	34.38	34.66	35.01	35.01
Market price: (a)
High	40.00	41.50	46.90	48.35
Low	37.30	38.50	40.40	44.00
Statistical Data
Net interest margin (fully tax equivalent)	3.69%	3.58%	3.50%	3.58%
Efficiency ratio (fully tax equivalent)	68.68	66.56	67.18	64.90
Return on average assets	0.70	0.77	0.69	0.43
Return on average shareholders' equity	6.83	7.82	6.89	4.38
Weighted average common shares outstanding, basic	2,749	2,757	2,757	2,757
Weighted average common shares outstanding, diluted	2,768	2,775	2,777	2,778
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2018. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2018 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting. The Report of Independent Registered Public Accounting Firm is set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears in Salisbury's Proxy Statement for the 2019 Annual Meeting of Shareholders, under the captions “Executive Officers;” “Directors and Nominees for Election for a Three Year Term and Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2019 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury’s Proxy Statement for the 2019 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” “Directors and Nominees for Election for a Three Year Term” and “Director Independence” and “Executive Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2019 Annual Meeting of Shareholders, under the captions “Directors and Nominees for Election for a Three Year Term” and “Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2019 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant’s Form 8-K filed December 10, 2015).
10.1	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.2	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.3	Severance Agreement between Salisbury Bank and Trust and Mr. Richard J. Cantele, Jr. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 15, 2013).
10.4	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.5	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.6	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.7	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.8	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Form 10-K filed March 30, 2016).
10.9	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Form 10-K filed March 30, 2016).
10.1	Employment Agreement with John M. Davies. (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 30, 2016).
10.11	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 10, 2015). (incorporated by reference to Exhibit 10.15 of Form 10-K filed March 30, 2016).

10.12	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and approved by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s proxy filed March 20, 2017).
10.13	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).
10.14	Change in Control Agreement with Peter Albero dated February 22, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2019.
10.15	Change in Control Agreement with Steven M. Essex dated February 22, 2019 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 25, 2019.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules
No financial statement schedules are required to be filed as Exhibits pursuant to Item 15(c).

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.

Richard J. Cantele, Jr.,

President and Chief Executive Officer

March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis E. Allyn, II	/s/ Polly Diane Hoe
Louis E. Allyn, II	Polly Diane Hoe
Director	Director
March 15, 2019	March 15, 2019

/s/ Charles M. Andola	/s/ Nancy F. Humphreys
Charles M. Andola	Nancy F. Humphreys
Director	Director
March 15, 2019	March 15, 2019

/s/ George E. Banta	/s/ Holly J. Nelson
George E. Banta	Holly J. Nelson
Director	Director
March 15, 2019	March 15, 2019

/s/ Arthur J. Bassin	/s/ John F. Perotti
Arthur J. Bassin	John F. Perotti
Director	Director
March 15, 2019	March 15, 2019

/s/ Richard J. Cantele, Jr.	/s/ Michael A. Varet
Richard J. Cantele, Jr.	Michael A. Varet
Director, President and Chief Executive Officer	Director, Chairman of the Board
March 15, 2019	March 15, 2019

/s/ David B. Farrell	/s/ Peter Albero
David B. Farrell	Peter Albero
Director	Chief Financial Officer
March 15, 2019	and Chief Accounting Officer
March 15, 2019
/s/ Michael D. Gordon
Michael D. Gordon
Director
March 15, 2019

