Form 10-Q
period 2019-03-31
SALISBURY BANCORP INC
filed 2019-05-10
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-24751

SALISBURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1514263
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5 Bissell Street, Lakeville, CT	6039
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 10, 2019 is 2,808,706.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Cash and due from banks	$6,944	$7,238
Interest bearing demand deposits with other banks	41,685	51,207
Total cash and cash equivalents	48,629	58,445
Securities
Available-for-sale at fair value	98,255	91,818
CRA mutual fund at fair value	852	836
Federal Home Loan Bank of Boston stock at cost	3,372	4,496
Loans receivable, net (allowance for loan losses: $8,750 and $7,831)	911,188	909,279
Other real estate owned	741	1,810
Bank premises and equipment, net	17,812	18,175
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,601 and $4,497)	1,279	1,383
Accrued interest receivable	3,411	3,148
Cash surrender value of life insurance policies	15,267	14,438
Deferred taxes	766	1,276
Other assets	3,538	2,635
Total Assets	$1,118,925	$1,121,554
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$219,168	$228,448
Demand (interest bearing)	157,123	153,586
Money market	203,309	204,219
Savings and other	190,011	178,807
Certificates of deposit	172,358	161,679
Total deposits	941,969	926,739
Repurchase agreements	2,951	4,104
Federal Home Loan Bank of Boston advances	47,712	67,154
Subordinated debt	9,841	9,835
Note payable	272	280
Finance lease obligations	3,046	3,081
Accrued interest and other liabilities	7,025	6,902
Total Liabilities	1,012,816	1,018,095
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,884,888 and 2,884,988
Outstanding: 2,806,681 and 2,806,781	281	281
Unearned compensation - restricted stock awards	(606)	(711)
Paid-in capital	43,765	43,770
Retained earnings	61,989	60,339
Accumulated other comprehensive income (loss), net	680	(220)
Total Shareholders' Equity	106,109	103,459
Total Liabilities and Shareholders' Equity	$1,118,925	$1,121,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands except per share amounts)	2019	2018
Interest and dividend income
Interest and fees on loans	$9,934	$8,649
Interest on debt securities
Taxable	621	460
Tax exempt	72	32
Other interest and dividends	227	159
Total interest and dividend income	10,854	9,300
Interest expense
Deposits	1,796	777
Repurchase agreements	3	1
Finance lease	46	35
Note payable	4	5
Subordinated debt	156	156
Federal Home Loan Bank of Boston advances	412	332
Total interest expense	2,417	1,306
Net interest and dividend income	8,437	7,994
Provision for loan losses	294	326
Net interest and dividend income after provision for loan losses	8,143	7,668
Non-interest income
Trust and wealth advisory	906	894
Service charges and fees	920	868
Gains on sales of mortgage loans, net	7	18
Mortgage servicing, net	76	83
Gains (losses) on CRA mutual fund	11	(13)
Losses on available-for-sale securities, net	(9)	(2)
Other	116	126
Total non-interest income	2,027	1,974
Non-interest expense
Salaries	2,993	2,846
Employee benefits	1,185	1,159
Premises and equipment	972	1,024
Data processing	509	486
Professional fees	535	619
OREO gains, losses and write-downs	52	52
Collections and other real estate owned	130	82
FDIC insurance	163	130
Marketing and community support	156	242
Amortization of core deposit intangibles	104	120
Other	412	422
Total non-interest expense	7,211	7,182
Income before income taxes	2,959	2,460
Income tax provision	525	445
Net income	$2,434	$2,015
Net income allocated to common stock	$2,408	$1,995

Basic earnings per common share	$0.87	$0.72
Weighted average common shares outstanding, to calculate basic earnings per share	2,777	2,759
Diluted earnings per common share	$0.86	$0.72
Weighted average common shares outstanding, to calculate diluted earnings per share	2,789	2,780
Common dividends per share	$0.28	$0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2019	2018
Net income	$2,434	$2,015
Other comprehensive income
Net unrealized gains (losses) on securities available-for-sale	1,130	(1,019)
Reclassification of net realized losses in net income(1)	9	2
Unrealized gains (losses) on securities available-for-sale	1,139	(1,017)
Income tax (expense) benefit	(239)	210
Unrealized gains (losses) on securities available-for-sale, net of tax	900	(807)
Comprehensive income	$3,334	$1,208

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect, which is immaterial to Salisbury's consolidated results, is included in the income tax provision and the after tax amount is included in net income.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income	—	—	—	2,015	—	—	2,015
Adoption of ASU 2016-01	—	—	—	(16)	—	16	—
Other comprehensive loss, net of tax	—	—	—	—	—	(807)	(807)
Common stock dividends declared	—	—	—	(780)	—	—	(780)
Stock options exercised	1,350	—	42	—	—	—	42
Stock based compensation- restricted stock awards	—	—	—	—	113	—	113
Balances at March 31, 2018	2,786,566	$279	$43,040	$55,883	$(493)	$(612)	$98,097
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income	—	—	—	2,434	—	—	2,434
Other comprehensive income, net of tax	—	—	—	—	—	900	900
Common stock dividends declared	—	—	—	(784)	—	—	(784)
Forfeiture of restricted stock shares	(100)	—	(5)	—	5	—	—
Stock based compensation- restricted stock awards	—	—	—	—	100	—	100
Balances at March 31, 2019	2,806,681	$281	$43,765	$61,989	$(606)	$680	$106,109

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2019	2018
Operating Activities
Net income	$2,434	$2,015
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	12	19
Bank premises and equipment	410	371
Core deposit intangible	104	120
Modification fees on Federal Home Loan Bank of Boston advances	58	58
Subordinated debt issuance costs	6	6
Mortgage servicing rights	11	11
Fair value adjustment on loans	(64)	(285)
Fair value adjustment on deposits	(2)	(11)
(Gains) and losses, including write-downs
(Gain) loss on CRA mutual fund	(11)	13
Loss on securities available-for-sale, net	9	2
Gain on sales of loans, excluding capitalized servicing rights	(5)	(10)
Write-downs of other real estate owned	52	52
Provision for loan losses	294	326
Proceeds from loans sold	368	679
Loans originated for sale	(363)	—
Decrease (increase) in deferred loan origination fees and costs, net	88	(92)
Mortgage servicing rights originated	(4)	(6)
Increase in interest receivable	(263)	(39)
Deferred tax expense (benefit)	271	(18)
Increase in prepaid expenses	(143)	(170)
Increase in cash surrender value of life insurance policies	(79)	(81)
Decrease in income tax receivable	137	625
Decrease in other assets	649	70
Decrease in accrued expenses	(1,628)	(821)
Increase in interest payable	341	208
Decrease in other liabilities	(142)	(55)
Stock based compensation- restricted stock awards	100	113
Net cash provided by operating activities	2,640	3,100
Investing Activities
Redemption (purchase) of Federal Home Loan Bank of Boston stock	1,124	(333)
Purchases of securities available-for-sale	(9,391)	(7,999)
Proceeds from sale of securities	965	—
Reinvestment of CRA mutual fund	(5)	(4)
Proceeds from calls of securities available-for-sale	—	500
Proceeds from maturities/principal payments of securities available-for-sale	3,107	4,767
Loan originations and principal collections, net	(2,235)	(28,630)
Recoveries of loans previously charged off	7	14
Proceeds from sale of OREO	1,017	—
Purchase of life insurance (BOLI)	(750)	—
Capital expenditures	(47)	(794)
Net cash utilized provided by investing activities	(6,208)	(32,479)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

Three months ended March 31, (in thousands)	2019	2018
Financing Activities
Increase in deposit transaction accounts, net	4,551	10,029
Increase in time deposits, net	10,681	6,324
(Decrease) increase in securities sold under agreements to repurchase, net	(1,153)	2,294
Federal Home Loan Bank of Boston advances, net change in advances with maturity dates less than three months	(9,500)	35,000
Principal payments on Federal Home Loan Bank of Boston long term advances	(10,000)	(27,000)
Principal payments on note payable	(8)	(8)
Principal payments on finance lease obligations	(35)	(29)
Stock options exercised	—	42
Common stock dividends paid	(784)	(780)
Net cash (utilized) provided by financing activities	(6,248)	25,872
Net decrease in cash and cash equivalents	(9,816)	(3,507)
Cash and cash equivalents, beginning of period	58,445	48,486
Cash and cash equivalents, end of period	$48,629	$44,979
Cash paid(received) during period
Interest	$2,014	$1,045
Income taxes	81	(162)
Non-cash investing and financing activities
Finance lease obligation	—	1,373
Adoption of ASU 2016-02- Other assets	1,552	—
Adoption of ASU 2016-02- Other liabilities	(1,552)	—
Adoption of ASU 2016-01 – Recognition and measurement of financial assets and liabilities	—	16

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities and impairment of goodwill and intangibles.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. In July 2018, the FASB issued ASU 2018-10 which provided technical corrections to the new lease standard. In August 2018, the FASB issued ASU 2018-11 Leases – Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new lease standard. ASU 2018-11 has the same effective date as ASU 2016-02 (January 1, 2019 for the Company). Salisbury adopted ASU 2018-11 and elected the transition option. In March 2019, the FASB issued ASU 2019-01, the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of AU 2016-02, Salisbury elected to early adopt ASU 2019-01 on January 1, 2019. Salisbury's consolidated assets and liabilities increased by approximately $1.6 million due to the recording of operating leases as a result of adopting ASU 2016-02 effective January 1, 2019. See also note 4 for further information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Salisbury will adopt the standard in the first quarter of 2020. Salisbury will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. Salisbury has been working with a third-party vendor and is in the process of finalizing the methodologies that will be utilized. Salisbury anticipates that adoption of ASU 2016-13 will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses and the Bank continues to evaluate the extent of potential impact.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU will amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. Under previous generally accepted accounting principles, entities generally amortized the premium as an adjustment of yield over the contractual life of the instrument. On January 1, 2019, the Bank adopted the new standard, which did not have a material impact on Salisbury's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-03, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-03 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU 2018-13 only revises disclosure requirements, it will not have a material impact on the Bank's Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
March 31, 2019
Available-for-sale
U.S. Government Agency notes	$7,391	$124	$2	$7,513
Municipal bonds	9,251	240	—	9,491
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	56,009	503	153	56,359
Collateralized mortgage obligations:
U.S. Government agencies	20,493	186	74	20,605
Corporate bonds	4,250	37	—	4,287
Total securities available-for-sale	$97,394	$1,090	$229	$98,255
CRA mutual fund	$852	$—	$—	$852
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,372	$—	$—	$3,372
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2018
Available-for-sale
U.S. Government Agency notes	$7,590	$83	$3	$7,670
Municipal bonds	5,334	45	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government sponsored enterprises	57,837	170	561	57,446
Collateralized mortgage obligations:
U.S. Government agencies	17,835	85	173	17,747
Corporate bonds	3,500	76	—	3,576
Total securities available-for-sale	$92,096	$459	$737	$91,818
CRA mutual fund	$836	$—	$—	$836
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,496	$—	$—	$4,496

Salisbury sold $1.0 million in securities available-for-sale during the three month period ended March 31, 2019 realizing a pre-tax loss of $9 thousand and related tax benefit of $2 thousand. Salisbury did not sell any available-for-sale securities during the three month period ended March 31, 2018.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$448	$2	$448	$2
Mortgage- backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	1,060	13	22,957	140	24,017	153
Collateralized mortgage obligations:
U.S. Government Agencies	—	—	8,159	74	8,159	74
Total temporarily impaired securities	$1,060	$13	$31,564	$216	$32,624	$229

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$34	$—	$532	$3	$566	$3
Mortgage-backed securities:
U.S. Government agencies and U.S. Government –sponsored enterprises	13,063	175	26,777	386	39,840	561
Collateralized mortgage obligations:
U.S. Government Agencies	—	—	8,281	173	8,281	173
Total temporarily impaired securities	$13,097	$175	$35,590	$562	$48,687	$737

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

March 31, 2019 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 1 year but within 5 years	$505	$503	3.63%
	After 5 year but within 10 years	6,886	7,010	3.48
	Total	7,391	7,513	3.49
Municipal bonds	Within 1 year	257	257	2.44
	After 10 years	8,994	9,234	4.06
	Total	9,251	9,491	4.02
Mortgage-backed securities and Collateralized mortgage obligations	U.S. Government agencies	76,502	76,964	2.92

Corporate bonds	After 5 years but within 10 years	4,250	4,287	5.43
Securities available-for-sale		$97,394	$98,255	3.04%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at March 31, 2019.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Four securities had unrealized losses at March 31, 2019, which approximated 0.44% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2019.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Twenty-eight securities had unrealized losses at March 31, 2019, which approximated 0.70% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of March 31, 2019. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Residential 1-4 family	$334,357	$345,862
Residential 5+ multifamily	37,427	36,510
Construction of residential 1-4 family	11,272	12,041
Home equity credit	35,022	34,433
Residential real estate	418,078	428,846
Commercial	289,267	283,599
Construction of commercial	11,359	8,976
Commercial real estate	300,626	292,575
Farm land	4,155	4,185
Vacant land	8,164	8,322
Real estate secured	731,023	733,928
Commercial and industrial	167,503	162,905
Municipal	15,702	14,344
Consumer	4,377	4,512
Loans receivable, gross	918,605	915,689
Deferred loan origination fees and costs, net	1,333	1,421
Allowance for loan losses	(8,750)	(7,831)
Loans receivable, net	$911,188	$909,279

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2019
Residential 1-4 family	$325,934	$4,235	$4,188	$—	$—	$334,357
Residential 5+ multifamily	35,941	492	994	—	—	37,427
Construction of residential 1-4 family	11,272	—	—	—	—	11,272
Home equity lines of credit	34,351	264	407	—	—	35,022
Residential real estate	407,498	4,991	5,589	—	—	418,078
Commercial	274,021	5,485	9,761	—	—	289,267
Construction of commercial	11,010	—	349	—	—	11,359
Commercial real estate	285,031	5,485	10,110	—	—	300,626
Farm land	2,400	—	1,755	—	—	4,155
Vacant land	8,097	67	—	—	—	8,164
Real estate secured	703,026	10,543	17,454	—	—	731,023
Commercial and industrial	163,607	2,346	1,550	—	—	167,503
Municipal	15,702	—	—	—	—	15,702
Consumer	4,370	6	1	—	—	4,377
Loans receivable, gross	$886,705	$12,895	$19,005	$—	$—	$918,605
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Residential 1-4 family	$337,520	$4,281	$4,061	$—	$—	$345,862
Residential 5+ multifamily	34,726	784	1,000	—	—	36,510
Construction of residential 1-4 family	12,041	—	—	—	—	12,041
Home equity lines of credit	33,728	265	440	—	—	34,433
Residential real estate	418,015	5,330	5,501	—	—	428,846
Commercial	270,461	4,530	8,608	—	—	283,599
Construction of commercial	8,482	—	494	—	—	8,976
Commercial real estate	278,943	4,530	9,102	—	—	292,575
Farm land	3,969	—	216	—	—	4,185
Vacant land	8,253	69	—	—	—	8,322
Real estate secured	709,180	9,929	14,819	—	—	733,928
Commercial and industrial	159,127	2,672	1,106	—	—	162,905
Municipal	14,344	—	—	—	—	14,344
Consumer	4,502	10	—	—	—	4,512
Loans receivable, gross	$887,153	$12,611	$15,925	$—	$—	$915,689

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
March 31, 2019
Residential 1-4 family	$331,427	$1,120	$1,283	$—	$527	$2,930	$—	$2,040
Residential 5+ multifamily	36,566	—	—	—	861	861	—	994
Construction of residential 1-4 family	11,272	—	—	—	—	—	—	—
Home equity lines of credit	34,511	—	152	—	359	511	—	407
Residential real estate	413,776	1,120	1,435	—	1,747	4,302	—	3,441
Commercial	287,436	245	—	192	1,394	1,831	—	2,107
Construction of commercial	11,359	—	—	—	—	—	—	249
Commercial real estate	298,795	245	—	192	1,394	1,831	—	2,356
Farm land	3,536	212	407	—	—	619	—	212
Vacant land	8,122	42	—	—	—	42	—	—
Real estate secured	724,229	1,619	1,842	192	3,141	6,794	—	6,009
Commercial and industrial	167,099	3	21	20	360	404	20	360
Municipal	15,702	—	—	—	—	—	—	—
Consumer	4,362	6	8	1	—	15	1	—
Loans receivable, gross	$911,392	$1,628	$1,871	$213	$3,501	$7,213	$21	$6,369

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2018
Residential 1-4 family	$342,881	$1,100	$521	$—	$1,360	$2,981	$—	$2,092
Residential 5+ multifamily	35,648	—	—	633	229	862	—	1,000
Construction of residential 1-4 family	12,041	—	—	—	—	—	—	—
Home equity lines of credit	33,806	235	33	—	359	627	—	411
Residential real estate	424,376	1,335	554	633	1,948	4,470	—	3,503
Commercial	281,053	264	240	833	1,209	2,546	654	1,388
Construction of commercial	8,835	—	—	141	—	141	141	252
Commercial real estate	289,888	264	240	974	1,209	2,687	795	1,640
Farm land	4,185	—	—	—	—	—	—	216
Vacant land	8,280	42	—	—	—	42	—	—
Real estate secured	726,729	1,641	794	1,607	3,157	7,199	795	5,359
Commercial and industrial	162,507	—	38	—	360	398	—	360
Municipal	14,344	—	—	—	—	—	—	—
Consumer	4,504	2	6	—	—	8	—	—
Loans receivable, gross	$908,084	$1,643	$838	$1,607	$3,517	$7,605	$795	$5,719

There were no troubled debt restructurings in the first quarter of 2019 or 2018.

Allowance for Loan Losses

In first quarter 2019, Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, which is reflected in the table below as the “acquisition discount transfer, gross loans receivable and the allowance for loan losses increased by $663 thousand. The balance of net loans receivable did not change as a result of this transfer.

	Three Months ended March 31, 2019						Three Months ended March 31, 2018
(in thousands)	Beginning balance	Acquisition Discount Transfer	Provision	Charge- offs	Recoveries	Ending Balance	Beginning balance	Provision	Charge- offs	Recoveries	Ending balance
Residential 1-4 family	$2,149	$10	$(180)	$—	$1	$1,980	$1,862	$129	$(10)	$1	$1,982
Residential 5+ multifamily	413	—	53	—	—	466	155	61	—	—	216
Construction of residential 1-4 family	83	—	(6)	—	—	77	75	(1)	—	—	74
Home equity lines of credit	219	1	(11)	—	—	209	236	(3)	—	—	233
Residential real estate	2,864	11	(144)	—	1	2,732	2,328	186	(10)	1	2,505
Commercial	3,048	488	276	(9)	—	3,803	2,547	119	—	—	2,666
Construction of commercial	122	—	21	—	—	143	80	13	—	—	93
Commercial real estate	3,170	488	297	(9)	—	3,946	2,627	132	—	—	2,759
Farm land	33	—	14	—	—	47	32	1	—	—	33
Vacant land	100	—	(11)	—	—	89	131	—	—	—	131
Real estate secured	6,167	499	156	(9)	1	6,814	5,118	319	(10)	1	5,428
Commercial and industrial	1,158	164	(61)	(30)	2	1,233	984	(42)	(9)	5	938
Municipal	12	—	2	—	—	14	30	—	—	—	30
Consumer	56	—	(3)	(6)	4	51	81	12	(40)	8	61
Unallocated	438	—	200	—	—	638	563	38	—	—	601
Totals	$7,831	$663	$294	$(45)	$7	$8,750	$6,776	$327	$(59)	$14	$7,058

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2019
Residential 1-4 family	$329,513	$1,867	$4,844	$113	$334,357	$1,980
Residential 5+ multifamily	36,048	466	1,379	—	37,427	466
Construction of residential 1-4 family	11,272	77	—	—	11,272	77
Home equity lines of credit	34,570	207	452	2	35,022	209
Residential real estate	411,403	2,617	6,675	115	418,078	2,732
Commercial	284,272	3,617	4,995	186	289,267	3,803
Construction of commercial	11,010	129	349	14	11,359	143
Commercial real estate	295,282	3,746	5,344	200	300,626	3,946
Farm land	3,943	47	212	—	4,155	47
Vacant land	7,977	87	187	2	8,164	89
Real estate secured	718,605	6,497	12,418	317	731,023	6,814
Commercial and industrial	167,005	1,233	498	—	167,503	1,233
Municipal	15,702	14	—	—	15,702	14
Consumer	4,377	51	—	—	4,377	51
Unallocated allowance	—	638	—	—	—	638
Totals	$905,689	$8,433	$12,916	$317	$918,605	$8,750

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2018
Residential 1-4 family	$340,946	$2,042	$4,916	$107	$345,862	$2,149
Residential 5+ multifamily	34,835	413	1,675	—	36,510	413
Construction of residential 1-4 family	12,041	83	—	—	12,041	83
Home equity lines of credit	33,975	213	458	6	34,433	219
Residential real estate	421,797	2,751	7,049	113	428,846	2,864
Commercial	279,389	2,907	4,210	141	283,599	3,048
Construction of commercial	8,622	106	354	16	8,976	122
Commercial real estate	288,011	3,013	4,564	157	292,575	3,170
Farm land	3,969	33	216	—	4,185	33
Vacant land	8,132	98	190	2	8,322	100
Real estate secured	721,909	5,895	12,019	272	733,928	6,167
Commercial and industrial	162,404	1,158	501	—	162,905	1,158
Municipal	14,344	12	—	—	14,344	12
Consumer	4,512	56	—	—	4,512	56
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

March 31, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$895,685	$7,373	$—	$—	$895,685	$7,373
Potential problem loans [1]	10,004	422	—	—	10,004	422
Impaired loans	—	—	12,916	317	12,916	317
Unallocated allowance	—	638	—	—	—	638
Totals	$905,689	$8,433	$12,916	$317	$918,605	$8,750

December 31, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$895,527	$6,989	$—	$—	$895,527	$6,989
Potential problem loans [1]	7,642	132	—	—	7,642	132
Impaired loans	—	—	12,520	272	12,520	272
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows as of and for the three months ended:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2019
Residential	$2,769	$2,823	$2,780	$113	$27	$3,454	$4,758	$3,620	$16
Home equity lines of credit	45	45	46	2	1	407	495	409	—
Residential real estate	2,814	2,868	2,826	115	28	3,861	5,253	4,029	16
Commercial	2,568	2,568	1,993	186	24	2,427	3,912	2,748	14
Construction of commercial	249	249	251	14	—	100	108	101	2
Farm land	—	—	—	—	—	212	430	215	—
Vacant land	42	42	42	2	1	145	165	146	3
Real estate secured	5,673	5,727	5,112	317	53	6,745	9,868	7,239	35
Commercial and industrial	—	—	—	—	—	498	620	500	2
Consumer	—	—	—	—	—	—	1	—	—
Totals	$5,673	$5,727	$5,112	$317	$53	$7,243	$10,489	$7,739	$37

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2018
Residential	$4,724	$5,008	$3,884	$162	$30	$2,270	$3,020	$3,015	$28
Home equity lines of credit	47	47	47	1	1	63	116	64	—
Residential real estate	4,771	5,055	3,931	163	31	2,333	3,136	3,079	28
Commercial	1,847	2,080	2,258	100	40	2,355	3,447	3,138	47
Construction of commercial	—	—	27	—	—	364	386	338	2
Farm land	—	—	—	—	—	241	447	244	—
Vacant land	44	44	44	3	1	153	176	154	3
Real estate secured	6,662	7,179	6,260	266	72	5,446	7,592	6,953	80
Commercial and industrial	106	115	108	7	—	407	498	408	1
Consumer	—	—	—	—	—	—	5	—	—
Totals	$6,768	$7,294	$6,368	$273	$72	$5,853	$8,095	$7,361	$81

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2018:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2018
Residential	$2,792	$2,842	$3,429	$107	$101	$3,799	$5,140	$3,726	$102
Home equity lines of credit	47	47	158	6	2	411	498	114	2
Residential real estate	2,839	2,889	3,587	113	103	4,210	5,638	3,840	104
Commercial	1,808	1,808	2,001	141	88	2,403	3,989	2,992	75
Construction of commercial	252	252	67	16	—	102	110	295	7
Farm land	—	—	—	—	—	216	432	232	—
Vacant land	42	42	43	2	3	147	168	151	10
Real estate secured	4,941	4,991	5,698	272	194	7,078	10,337	7,510	196
Commercial and industrial	—	—	40	—	—	501	596	469	5
Totals	$4,941	$4,991	$5,738	$272	$194	$7,579	$10,933	$7,979	$201

NOTE 4 - LEASES

On January 1, 2019, the Bank adopted ASU 2016-02, “Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Bank leases facilities and equipment with various expiration dates through 2036. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The leases for three Bank facilities are accounted for as finance leases (previously referred to as capital leases). The remaining leases are classified as operating leases, and therefore, were previously not recognized on the Bank's Consolidated Balance Sheets. Effective January 1, 2019, the Bank recorded approximately $1.6 million of right-of-use assets and corresponding lease liability related to these operating leases. The Bank does not have any leases with related parties and equipment leases are not material to Salisbury's consolidated financial statements.

The following table provides the assets and liabilities as well as the costs of operating and financial leases which are included in the Bank's consolidated income statement for the three months ended March 31, 2019.

Three months ended (in thousands, except lease term and discount rate)	Classification	March 31, 2019
Assets
Operating	Other assets	$1,505
Finance	Bank premises and equipment [1]	2,801
Total Leased Assets		$4,306
Liabilities
Operating	Other liabilities	$1,505
Finance	Finance lease	3,046
Total lease liabilities		$4,551
[1] Net of accumulated depreciation of $472 thousand.

Lease cost	Classification	March 31, 2019
Operating leases	Premises and equipment	$61
Finance leases:
Amortization of leased assets	Premises and equipment	47
Interest on finance leases	Interest expense	46
Total lease cost		$154

Weighted Average Remaining Lease Term
Operating leases		8.7 years
Financing leases		13.2 years
Weighted Average Discount Rate [1]
Operating leases		3.7%
Financing leases		7.5%
[1] Salisbury uses the FHLB five year Advance rate as the discount rate, as our leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of March 31, 2019.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2019	$185	$254
2020	246	336
2021	228	342
2022	199	345
2023	148	347
Thereafter	782	2,956
Total future minimum lease payments	1,788	4,580
Less amount representing interest	(283)	(1,534)
Total present value of net future minimum lease payments	$1,505	$3,046

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	March 31, 2019	December 31, 2018
Residential mortgage loans serviced for others	$109,848	$111,378
Fair value of mortgage servicing rights	903	951

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2019	2018
Mortgage Servicing Rights
Balance, beginning of period	$228	$233
Originated	4	6
Amortization (1)	(11)	(11)
Balance, end of period	$221	$228

(1)Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net. There were no increases in the impairment reserve for the three months ended March 31, 2019 or March 31, 2018.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	March 31, 2019	December 31, 2018
Securities available-for-sale (at fair value)	$78,963	$80,991
Loans receivable	330,202	328,674
Total pledged assets	$409,165	$409,665

At March 31, 2019, securities were pledged as follows: $91.5 million to secure public deposits, $11.2 million to secure repurchase agreements and $0.05 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 7 - EARNINGS PER SHARE

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands, except per share data)	2019	2018
Net income	$2,434	$2,015
Less: Undistributed earnings allocated to participating securities	(26)	(20)
Net income allocated to common stock	$2,408	$1,995
Weighted-average common shares issued	2,806	2,786
Less: Unvested restricted stock awards	(29)	(27)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,777	2,759
Add: Dilutive effect of stock options	12	21
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,789	2,780
Earnings per common share (basic)	$0.87	$0.72
Earnings per common share (diluted)	$0.86	$0.72

NOTE 8 - SHAREHOLDERS' EQUITY

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

The requirements of the final rules approved by the Federal Reserve Bank (“FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. A bank can be considered “well-capitalized” even if it does not maintain the capital conservation buffer as long as it meets the “well-capitalized” levels set forth below (and provided it is not subject to any written order, agreement, capital directive, etc.). A bank with a capital conservation buffer of at least 2.5% means that it generally will not be subject to certain limitations regarding capital distributions, such as dividend payments, discretionary payments on tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers.

Salisbury's risk-weighted assets at March 31, 2019 and December 31, 2018 were $865.2 million and $860.6 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for Salisbury and the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital (to risk-weighted assets)
Salisbury	$109,676	12.68%	$69,213	8.00%	$90,842	10.50%	n/a	—
Bank	106,847	12.35	69,213	8.0	90,842	10.5	$86,516	10.00%
Tier 1 Capital (to risk-weighted assets)
Salisbury	90,833	10.50	51,910	6.0	73,539	8.5	n/a	—
Bank	98,004	11.33	51,910	6.0	73,539	8.5	69,213	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	90,833	10.50	38,932	4.5	60,561	7.0	n/a	—
Bank	98,004	11.33	38,932	4.5	60,561	7.0	56,235	6.5
Tier 1 Capital (to average assets)
Salisbury	90,833	8.32	43,688	4.0	43,688	4.0	n/a	—
Bank	98,004	8.97	43,688	4.0	43,688	4.0	54,610	5.0

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
Salisbury	$107,659	12.51%	$68,848	8.00%	$90,362	10.50%	n/a	n/a
Bank	104,013	12.09	68,848	8.0	90,362	10.5	$86,059	10.00%
Tier 1 Capital (to risk-weighted assets)
Salisbury	89,738	10.43	51,636	6.0	73,150	8.5	n/a	n/a
Bank	96,092	11.17	51,636	6.0	73,150	8.5	68,848	8.0
Common Equity Tier 1 Capital (to risk-weighted assets)
Salisbury	89,738	10.43	38,727	4.5	60,242	7.0	n/a	n/a
Bank	96,092	11.17	38,727	4.5	60,242	7.0	55,939	6.5
Tier 1 Capital (to average assets)
Salisbury	89,738	8.25	43,527	4.0	43,527	4.0	n/a	n/a
Bank	96,092	8.83	43,527	4.0	43,527	4.0	54,409	5.0

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

NOTE 9 - BENEFITS

Salisbury's 401(k) Plan expense was $239 thousand and $282 thousand, respectively, for the three month periods ended March 31, 2019 and 2018. The decrease in the expense reflected a reduction in the Bank's safe-harbor and employer match percentages. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $21 thousand and $26 thousand for the three month periods ended March 31, 2019 and 2018, respectively.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vests in full upon six years of qualified service. Salisbury's ESOP expense was $49 thousand and $60 thousand, respectively, for the three month periods ended March 31, 2019 and 2018.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $29 thousand and $28 thousand, respectively, for the three month periods ended March 31, 2019 and 2018.

Grants of Restricted Stock, Performance Based Restricted Stock Units and Options

Restricted stock

Expense in first quarter 2019 and 2018 related to stock based compensation totaled $100 thousand and $113 thousand, respectively. Unrecognized compensation cost relating to the awards as of March 31, 2019 and 2018 totaled $606 thousand and $493 thousand, respectively. Forfeitures in the first quarter 2019 and 2018 totaled 100 and 0 shares, respectively.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan. The performance goal is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022. A total of 6,800 performance-based restricted stock units were granted, including 3,500 units to three Named Executive Officers. Mr. Cantele received 1,500 units, Mr. Davies received 1,000 units and Mr. Albero received 1,000 units. No compensation expense was recorded with respect to these RSUs in the three month period ending March 31, 2019.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the first quarter 2019, 0 stock options were exercised. In the first quarter 2018, 1,350 stock options were exercised at $31.11 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Unrealized gains (losses) on securities available-for-sale, net of tax	$680	$(220)
Accumulated other comprehensive income (loss), net	$680	$(220)

NOTE 11 - FAIR VALUE OF ASSETS AND LIABILITIES

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2019.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$7,513	$—	$7,513
Municipal bonds	—	9,491	—	9,491
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	56,359	—	56,359
Collateralized mortgage obligations:
U.S. Government agencies	—	20,605	—	20,605
Corporate bonds	—	4,287	—	4,287
Securities available-for-sale	$—	$98,255	$—	$98,255
CRA mutual funds	852	—	—	852
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,599	$4,599
Other real estate owned	$—	$—	$741	$741
December 31, 2018
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$7,670	$—	$7,670
Municipal bonds	—	5,379	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	57,446	—	57,446
Collateralized mortgage obligations:
U.S. Government agencies	—	17,747	—	17,747
Corporate bonds	—	3,576	—	3,576
Securities available-for-sale	$—	$91,818	$—	$91,818
CRA mutual funds	836	—	—	836
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,238	$4,238
Other real estate owned	$—	$—	$1,810	$1,810

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2019
Financial Assets
Cash and cash equivalents	$48,629	$48,629	$48,629	$—	$—
Securities available-for-sale, net	98,255	98,255	—	98,255	—
CRA mutual fund	852	852	852	—	—
Federal Home Loan Bank of Boston stock	3,372	3,372	—	—	3,372
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	911,188	902,084	—	—	902,084
Accrued interest receivable	3,411	3,411	—	—	3,411
Cash surrender value of life insurance policies	15,267	15,267	15,267	—	—
Financial Liabilities
Demand (non-interest-bearing)	$219,168	$219,168	$—	$—	$219,168
Demand (interest-bearing)	157,123	157,123	—	—	157,123
Money market	203,309	203,309	—	—	203,309
Savings and other	190,011	190,011	—	—	190,011
Certificates of deposit	172,358	172,895	—	—	172,895
Deposits	941,969	942,506	—	—	942,506
Repurchase agreements	2,951	2,951	—	—	2,951
FHLBB advances	47,712	47,925	—	—	47,925
Subordinated debt	9,841	10,115	—	—	10,115
Note payable	272	279	—	—	279
Finance lease obligation	3,046	3,282	—	—	3,282
Accrued interest payable	578	578	—	—	578

December 31, 2018
Financial Assets
Cash and cash equivalents	$58,445	$58,445	$58,445	$—	$—
Securities available-for-sale	91,818	91,818	—	91,818	—
CRA mutual fund	836	836	836	—	—
Federal Home Loan Bank of Boston stock	4,496	4,496	—	—	4,496
Loans receivable, net	909,279	886,222	—	—	886,222
Accrued interest receivable	3,148	3,148	—	—	3,148
Cash surrender value of life insurance policies	14,438	14,438	14,438	—	—
Financial Liabilities
Demand (non-interest-bearing)	$228,448	$228,448	$—	$—	$228,448
Demand (interest-bearing)	153,586	153,586	—	—	153,586
Money market	204,219	204,219	—	—	204,219
Savings and other	178,807	178,807	—	—	178,807
Certificates of deposit	161,679	162,013	—	—	162,013
Deposits	926,739	927,073	—	—	927,073
Repurchase agreements	4,104	4,104	—	—	4,104
FHLBB advances	67,154	67,231	—	—	67,231
Subordinated debt	9,835	10,006	—	—	10,006
Note payable	280	288	—	—	288
Capital lease liability	3,081	3,339	—	—	3,339
Accrued interest payable	237	237	—	—	237

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 12 - SUBSEQUENT EVENTS

On April 26, 2019 the Board of Directors declared a dividend of $0.28 per common share payable on May 31, 2019 to shareholders of record as of May 17, 2019. In April 2019, the Bank executed a purchase and sale agreement to purchase its New Paltz, New York branch premises for $1.6 million. This transaction is expected to close in September, 2019.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2018. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

Topic 606 does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP. Thus, the new guidance, which was effective January 1, 2018, did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. Management evaluated its revenue streams and reviewed related contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, Salisbury does not assess whether a significant financing component exists if the period between when Salisbury performs its obligations under the contract and when the customer pays is one year or less. None of the Salisbury's contracts contained a significant financing component as of March 31, 2019.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that Salisbury disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. The guidance provides certain practical expedients that limit this requirement and, therefore, Salisbury does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which Salisbury has the right to invoice for services performed. All revenue accounted for under the scope of ASC 606 meets one of these two criteria.

FINANCIAL CONDITION

Securities and Short Term Funds

During the first quarter of 2019, securities increased $5.3 million to $102.5 million. The net increase reflected purchases of $4.1 million of municipal securities, $3.5 million of collateralized mortgage obligations, $1.0 million of mortgage-backed securities and $0.8 million of corporate subordinated debt, which were partly offset by $3.1million in maturities/principal payments of securities, sales of $1.0 million of mortgage-backed securities and $1.1 million in FHLB stock redemptions. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $9.8 million to $48.6 million.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at March 31, 2019.

Loans

Net loans receivable increased $1.9 million to $911.2 million at March 31, 2019, compared with $909.3 million at December 31, 2018.

Asset Quality

During the first three months of 2019, non-performing assets decreased $1.2 million primarily from the sale of other real estate owned. During the first quarter of 2019, total impaired and potential problem loans increased by $2.8 million to $22.9 million, or 2.5% of gross loans receivable at March 31, 2019, from $20.1 million, compared to 2.20% of gross loans receivable at December 31, 2018.

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

Past Due Loans

Loans past due 30 days or more decreased $0.4 million during first quarter 2019 to $7.2 million, or 0.79% of gross loans receivable at March 31, 2019 compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Past due 30-59 days	$1,344	$1,435
Past due 60-89 days	885	730
Past due 90-179 days	21	795
Accruing loans	2,250	2,960
Past due 30-59 days	284	208
Past due 60-89 days	986	108
Past due 90-179 days	192	812
Past due 180 days and over	3,501	3,517
Non-accrual loans	4,963	4,645
Total loans past due 30 days or greater	$7,213	$7,605

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans, excluding troubled debt restructured loans	$5,091	$4,430
Non-accrual troubled debt restructured loans	1,278	1,289
Accruing troubled debt restructured loans	6,547	6,801
Total impaired loans	$12,916	$12,520
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $1.2 million to $7.1 million, or 0.64% of assets at March 31, 2019, from $8.3 million, or 0.74% of assets at December 31, 2018, and increased $1.3 million from $5.8 million, or 0.57% of assets at March 31, 2018.

The 9.3% decrease in non-performing assets in the first quarter 2019 resulted primarily from loan payoff of $1.0 million of bank acquired real estate property sold.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Residential 1-4 family	$2,040	$2,092
Residential 5+ multifamily	994	1,000
Home equity lines of credit	407	411
Commercial	2,356	1,640
Farm land	212	216
Real estate secured	6,009	5,359
Commercial and industrial	360	360
Non-accruing loans	6,369	5,719
Accruing loans past due 90 days and over	21	795
Non-performing loans	6,390	6,514
Other Real Estate Owned (OREO)	741	1,810
Non-performing assets	$7,131	$8,324

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Current	$1,405	$1,074
Past due 30-59 days	284	208
Past due 60-89 days	986	108
Past due 90-179 days	213	1,607
Past due 180 days and over	3,502	3,517
Total non-performing loans	$6,390	$6,514

At March 31, 2019, 21.99% of non-performing loans were current with respect to loan payments, compared with 16.49% at December 31, 2018.

Troubled Debt Restructured Loans

Troubled debt restructured loans improved slightly during first quarter 2019 to $7.8 million, or 0.85% of gross loans receivable at March 31, 2019, compared to $8.1 million, or 0.88% of gross loans receivable at December 31, 2018.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Residential 1-4 family	$2,804	$2,824
Residential 5+ multifamily	385	675
Home equity lines of credit	45	47
Vacant land	187	190
Commercial	2,988	2,924
Real estate secured	6,409	6,660
Commercial and industrial	138	141
Accruing troubled debt restructured loans	6,547	6,801
Residential 1-4 family	284	289
Residential 5+ multifamily	994	1,000
Commercial	—	—
Real estate secured	1,278	1,289
Commercial and Industrial	—	—
Non-accrual troubled debt restructured loans	1,278	1,289
Troubled debt restructured loans	$7,825	$8,090

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Current	$6,089	$6,340
Past due 30-59 days	458	461
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	6,547	6,801
Current	417	359
Past due 30-59 days	—	67
Past due 60-89 days	—	—
Past due 90-179 days	—	634
Past due 180 days and over	861	229
Non-accrual troubled debt restructured loans	1,278	1,289
Total troubled debt restructured loans	$7,825	$8,090

At March 31, 2019, 83.14% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.82% at December 31, 2018.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $2.4 million during the first quarter of 2019 to $10.0 million, or 1.09% of gross loans receivable at March 31, 2019, compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Residential 1-4 family	$1,485	$1,300
Residential 5+ multifamily	—	—
Construction of residential 1-4 family	—	—
Home equity lines of credit	—	29
Residential real estate	1,485	1,329
Commercial	5,922	5,567
Construction of commercial	—	141
Commercial real estate	5,922	5,708
Farm land	1,543	—
Vacant land	—	—
Real estate secured	8,950	7,037
Commercial and industrial	1,053	605
Consumer	1	—
Total potential problem loans	$10,004	$7,642

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Current	$9,659	$6,543
Past due 30-59 days	219	78
Past due 60-89 days	105	226
Past due 90-179 days	21	795
Total potential problem loans	$10,004	$7,642

At March 31, 2019, 96.55% of potential problem loans were current with respect to loan payments, as compared with 85.62% at December 31, 2018. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $15.2 million during the first quarter of 2019, or 1.6%, to $942.0 million at March 31, 2019, compared with $926.7 million at December 31, 2018. Retail repurchase agreements decreased $1.2 million during 2019 to $2.9 million at March 31, 2019, compared with $4.1 million at December 31, 2018.

The distribution of average total deposits by account type is as follows:

	March 31, 2019			December 31, 2018
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$218,650	23.80%	0.00%	$223,356	25.61%	0.00%
Interest-bearing checking accounts	151,193	16.45	0.38	147,751	16.93	0.31
Regular savings accounts	184,184	20.05	0.98	171,662	19.67	0.71
Money market savings	199,741	21.74	0.95	195,741	22.43	0.64
Certificates of deposit (CD's) [1]	165,067	17.96	1.76	134,057	15.36	1.27
Total deposits	$918,835	100.00%	0.78%	$872,567	100.00%	0.31%

1CD's included Certificate of Deposit Account Registry Service (“CDARS”) one-way buys of $20.7 million at March 31, 2019 and $19.4 million at December 31, 2018. CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to manage liquidity. CD's also include brokered certificates of deposits of $29.0 million at March 31, 2019 and $20.0 million at December 31, 2018.

The classification of certificates of deposit by interest rates is as follows:

Interest rates	March 31, 2019	December 31, 2018
Less than 1.00%	$36,730	$38,992
1.00% to 1.99%	44,741	47,175
2.00% to 2.99%	90,389	75,512
3.00% to 3.99%	498	—
Total	$172,358	$161,679

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At March 31, 2019
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$30,018	$6,711	$1	$—	$36,730	21.31%
1.00% to 1.99%	21,076	9,617	6,939	7,109	44,741	25.96
2.00% to 2.99%	70,518	8,643	5,546	5,682	90,389	52.44
3.00% to 3.99%	—	—	498	—	498	0.29
Total	$121,612	$24,971	$12,984	$12,791	$172,358	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

March 31, 2019 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$28,652	$23,688	$34,698	$26,975	$114,012

FHLBB advances decreased $19.4 million during the first quarter of 2019 to $47.7 million at March 31, 2019, compared with $67.2 million at December 31, 2018. The decrease was primarily due to the maturity of overnight borrowings of $9.5 million and the maturity of a long term advance of $10.0 million during first quarter 2019. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At March 31, 2019 and December 31, 2018, $33.0 million of letters of credit were outstanding. Salisbury's borrowing capacity at the FHLB was $166.4 million at March 31, 2019.

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

Operating activities for the three-month period ended March 31, 2019 provided net cash of $2.6 million. Investing activities utilized net cash of $6.2 million, due to the purchase of securities available-for-sale of $9.4 million, net loan originations of $2.2 million and $0.8 million for the purchase of a BOLI policy for a named executive officer, partly offset by $3.1 million from the maturities/principle paydowns of available-for-sale (AFS) securities, proceeds of $1.0 million from the sale of AFS securities, proceeds of $1.1 million from the redemption of FHLBB stock and proceeds of $1.0 million from the sale of an OREO property. Financing activities utilized net cash of $6.2 million, primarily due to the maturity of $10 million in long term FHLBB borrowings, the maturity of $9.5 million in overnight FHLBB borrowings, and a decrease of $1.2 million in securities sold under agreements to repurchase, partly offset by an increase of $10.7 million in time deposits and an increase of $4.6 million in deposit transaction accounts.

At March 31, 2019, Salisbury had outstanding commitments to fund new loan originations of $23.3 million and unused lines of credit of $125.5 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2019 and 2018

OVERVIEW

Net income allocated to common stock was $2.4 million, or $0.87 per common share, for the first quarter ended March 31, 2019 (first quarter 2019), compared with $2.5 million, or $0.91 per common share, for the fourth quarter ended December 31, 2018 (fourth quarter 2018), and $2.0 million, or $0.72 per common share, for the first quarter ended March 31, 2018 (first quarter 2018).

Net Interest Income

Tax equivalent net interest income for first quarter 2019 increased $450 thousand, or 5.6%, versus first quarter 2018. Average earning assets increased $109 million versus first quarter 2018. Average total interest bearing deposits increased $93.3 million versus first quarter 2018. The net interest margin of 3.28% decreased 23 basis points versus 3.51% for the first quarter 2018.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Loans (a)(d)(e)	$918,290	$820,809	$10,036	$8,758	4.37%	4.27%
Securities (c)(d)	96,648	80,433	716	501	2.96	2.49
FHLBB stock	4,192	3,888	72	39	6.87	4.01
Short term funds (b)	30,936	35,073	155	120	2.00	1.37
Total interest-earning assets	1,050,066	940,203	10,979	9,418	4.18	4.01
Other assets	57,027	52,735
Total assets	$1,107,093	$992,938
Interest-bearing demand deposits	$151,193	$144,999	144	91	0.38	0.25
Money market accounts	199,741	188,588	474	228	0.95	0.48
Savings and other	184,184	151,180	451	150	0.98	0.40
Certificates of deposit	165,067	122,100	727	308	1.76	1.01
Total interest-bearing deposits	700,185	606,867	1,796	777	1.03	0.51
Repurchase agreements	2,740	2,629	3	1	0.44	0.15
Capital lease	4,075	1,958	46	35	4.52	7.15
Note payable	275	308	4	5	5.82	6.49
Subordinated debt	9,837	9,814	156	156	6.34	6.36
FHLBB advances	59,675	50,756	412	332	2.76	2.62
Total interest-bearing liabilities	776,787	672,332	2,417	1,306	1.24	0.78
Demand deposits	218,625	216,788
Other liabilities	7,150	5,883
Shareholders' equity	104,531	97,935
Total liabilities & shareholders' equity	$1,107,093	$992,938
Net interest income			$8,562	$8,112
Spread on interest-bearing funds					2.94	3.23
Net interest margin (e)					3.28	3.51

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $126,000 and $118,000, respectively, for 2019 and 2018 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2019 versus 2018
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$1,053	$225	$1,278
Securities	111	104	215
FHLBB stock	4	29	33
Short term funds	(17)	52	35
Interest-earning assets	1,151	410	1,561
Interest-bearing liabilities
Deposits	179	840	1,019
Repurchase agreements	—	2	2
Capital lease	31	(20)	11
Note payable	(1)	—	(1)
Subordinated debt	—	—	—
FHLBB advances	60	20	80
Interest-bearing liabilities	269	842	1,111
Net change in net interest income	$882	$(432)	$450

Interest Income

Tax equivalent interest income increased $1.5 million to $11.0 million for first quarter 2019 as compared with first quarter 2018. Loan income as compared to first quarter 2019 increased $1.3 million, or 15%, primarily due to a $89.5 million, or 12%, increase in average loans and a 10 basis point increase in the average loan yield. Tax equivalent securities income increased $215 thousand, or 43%, for first quarter 2019 as compared with first quarter 2018, primarily due to a 47 basis point increase in average yield and a $16 million, or 20%, increase in average volume. Income on short-term funds as compared to first quarter 2018 increased $35 thousand, or 29%, primarily due to a 63 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $1.1 million, or 85%, to $2.4 million for first quarter 2019 as compared with first quarter 2018. Interest on deposit accounts increased $1.0 million, or 131%, as a result of a $93.3 million increase in the average balances and a 52 basis point increase in average deposit rates as compared with first quarter 2018. Interest expense on FHLBB borrowings increased $80 thousand as a result of an average balance increase of $8.9 million as compared with first quarter 2018, and a 14 basis point increase in the average borrowings rate. Interest expense on subordinated debt totaled $156 thousand for the first quarter in both 2019 and 2018.

Provision and Allowance for Loan Losses

During the first quarter 2019, the allowance for loan losses activity included reduced charge-offs, quarterly provisions, and the transfer of the remaining unearned credit-related discount on the loans acquired in the 2014 Riverside Bank acquisition. The transfer of the unearned credit-related discount increased gross loans receivable and the allowance for loan losses by $664 thousand without changing net loans receivable. The allowance for loan losses was further increased by the provision for loan loss expense of $294 thousand for first quarter 2019 compared with $558 thousand for fourth quarter 2018 and $326 thousand for the first quarter 2018. Net loan charge-offs were $38 thousand for the first quarter 2019, $471 thousand for fourth quarter 2018 and $43 thousand for the first quarter 2018.

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 0.95% for the first quarter 2019, versus 0.85% for the fourth quarter 2018 and 0.84% for the first quarter 2018. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 137% for the first quarter of 2019, versus 120% for the fourth quarter of 2018 and 139% for the first quarter of 2018.

The following table details the principal categories of credit quality ratios:

Three months ended March 31,	2019	2018
Net charge-offs (recoveries) to average loans receivable, gross	0.00%	0.01%
Non-performing loans to loans receivable, gross	0.69	0.61
Accruing loans past due 30-89 days to loans receivable, gross	0.24	0.40
Allowance for loan losses to loans receivable, gross	0.95	0.84
Allowance for loan losses to non-performing loans	136.95	138.56
Non-performing assets to total assets	0.64	0.57

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $6.4 million, or 0.69% of gross loans receivable at March 31, 2019 as compared to $6.5 million, or 0.71% at December 31, 2018 and $5.1 million, or 0.61%, at March 31, 2018. Accruing loans past due 30-89 days were $2.2 million, or 0.24% of gross loans receivable compared with $2.2 million, or 0.24% of gross loans receivable at December 31, 2018 and $3.4 million, or 0.40% of gross loans receivable, at March 31, 2018. See “Financial Condition – Asset Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during first quarter 2019.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2019.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2019	2018	2019 vs. 2018
Trust and wealth advisory	$906	$894	$12	1%
Service charges and fees	920	868	52	6
Gains on sales of mortgage loans, net	7	18	(11)	(61)
Mortgage servicing, net	76	83	(7)	(8)
Gain on CRA mutual fund	11	(13)	24	(185)
Gain (losses) on available-for-sale securities, net	(9)	(2)	(7)	350
Other	116	126	(10)	(8)
Total non-interest income	$2,027	$1,974	$53	3%

Non-interest income increased $53 thousand, or 3% in the first quarter of 2019 versus the first quarter of 2018. Trust and wealth advisory revenues increased $12 thousand versus first quarter 2018 primarily due to higher asset based fees. Service charges and fees increased $52 thousand versus first quarter 2018 primarily due to higher deposit and interchange fees as well as higher loan prepayment penalties. First quarter 2019 gains on mortgage loans declined $11 thousand on lower volume. Mortgage sales in first quarter 2019 were $0.4 million compared with $0.7 million for first quarter 2018. Net mortgage servicing fees declined from first quarter 2018 on lower mortgage volume. The first quarter 2019 included net gains of $11 thousand on investments in CRA Funds compared with net losses of $13 thousand in first quarter 2018.  Other income primarily includes income on bank-owned life insurance policies and rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2019	2018	2019 vs. 2018
Salaries	$2,993	$2,846	$147	5%
Employee benefits	1,185	1,159	26	2
Premises and equipment	972	1,024	(52)	(5)
Data processing	509	486	23	5
Professional fees	535	619	(84)	(14)
OREO gains, losses and write-downs	52	52	—	—
Collections, OREO, and loan related	130	82	48	59
FDIC insurance	163	130	33	25
Marketing and community support	156	242	(86)	(36)
Amortization of core deposit intangibles	104	120	(16)	(13)
Other	412	422	(10)	(2)
Non-interest expense	$7,211	$7,182	$29

Non-interest expense for first quarter 2019 increased $29 thousand versus first quarter 2018. Salaries expense increased $147 thousand versus first quarter 2018. The increase primarily reflected the mix and levels of staff, the impact of annual merit increases and higher production accruals. Employee benefits expense increased $26 thousand versus first quarter 2018 primarily due to higher costs for medical insurance, which was partly offset by lower accruals for ESOP and 401k plans. Professional fees decreased $84 thousand versus first quarter 2018 primarily as a result of lower consulting and investment management fees partly offset by higher audit and exam fees. Loan and OREO related expenses increased $48 thousand versus first quarter 2018, mainly due higher carrying costs on OREO properties. Marketing and community support expense decreased $86 thousand versus first quarter 2018 primarily due to marketing costs incurred in first quarter 2018 related to the relocation of the Bank's Newburgh and Fishkill, New York branches as well as the timing of general marketing campaigns and donations.

Income Taxes

The effective income tax rates for first quarter 2019 and first quarter 2018 were 17.75% and 18.09%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2019 (to date) or 2018, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

CAPITAL RESOURCES

Shareholders' equity was $106.1 million at March 31, 2019, up $2.7 million from December 31, 2018. Book value and tangible book value per common share were $37.81 and $32.43, respectively, compared with $36.86 and $31.45, respectively, at December 31, 2018. Contributing to the increase in shareholders' equity for year-to-date 2019 was net income of $2.4 million, partially offset by common stock dividends of $0.8 million. The increase in accumulated other comprehensive income consisted of unrealized gains on securities available-for-sale, net of tax, of $0.9 million for the three month period ending March 31, 2019.

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

	March 31, 2019		December 31, 2018
	Salisbury	Bank	Salisbury	Bank
Total Capital (to risk-weighted assets)	12.68%	12.35%	12.51%	12.09%
Tier 1 Capital (to risk-weighted assets)	10.50	11.33	10.43	11.17
Common Equity Tier 1 Capital (to risk-weighted assets)	10.50	11.33	10.43	11.17
Tier 1 Capital (to average assets)	8.32	8.97	8.25	8.83

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

The FRB's final rules implementing the Basel Committee on Banking Supervision's capital guidelines for bank holding companies and their bank subsidiaries include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of March 31, 2019, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

On February 8, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published a proposal that would simplify capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank), consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”). Section 201 of EGRRCPA requires the banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for qualifying banking organizations. Under the proposal, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) (“qualifying community banking organizations”) would be eligible to use a simple on-balance sheet leverage ratio as the measure of their capital adequacy. A qualifying community banking organization with a community bank leverage ratio (“CBLR”) of greater than 9% that “elects to use the CBLR framework” would not be subject to other risk-based and leverage capital requirements and would be considered to have met the well-capitalized ratio requirements for purposes of the agencies' Prompt Corrective Action (“PCA”) framework. The proposal also “incorporates CBLR levels as proxies for the following PCA categories: adequately capitalized, undercapitalized and significantly undercapitalized,” under each of which a CBLR banking organization would be subject to the same restrictions that currently apply to any other insured depository institution in the same PCA category. As a result, the proposal would establish three CBLR proxies for the following PCA capital categories: (a) Adequately capitalized: CBLR of 7.5% or greater; (b) Undercapitalized: CBLR of less than 7.5%; (c) and significantly undercapitalized: CBLR of less than 6%. Comments on the proposal were due by April 9, 2019. Salisbury and the Bank are evaluating the potential benefits of the additional flexibility offered by EGRRCPA and will monitor the proposed regulations.

Dividends

During the three month period ended March 31, 2019, Salisbury paid $784,000 in dividends on common stock.

On April 26, 2019, the Board of Directors of Salisbury declared a dividend of $0.28 per common share payable on May 31, 2019 to shareholders of record on May 17, 2019. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury's and the Bank's business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations; and
(f)	other risks identified from time to time in Salisbury's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury's and the Bank's financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's March 31, 2019 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2019, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates – a gradual decline in market interest rates ranging from 65 basis points for the 2-year Treasury rates to 87 basis points for the 10-year Treasury in year one and then a further decline in market interest rates ranging from 65 basis points for the 2 year treasury rate to 17 basis points for the 10-year Treasury in year two. In this scenario, the yield curve inverts in the second and third quarter of 2019 and flattens in the fourth quarter of 2019 before normalizing in 2020 as short-term rates decline more than longer term rates. Ultimately, the yield curve slopes upward but at very low overall market interest rates. Deposit rates are assumed to shift by lessor amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2019, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of March 31, 2019.

As of March 31, 2019	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(6.87)%	(1.76)%
Immediately falling interest rates - 100bp (static growth assumptions)	(1.80)	(4.70)
Immediately rising interest rates + 400bp (static growth assumptions)	(9.42)	(2.85)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2019 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	(194)	(561)
Municipal bonds	(339)	(874)
Mortgage backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	(1,456)	(3,293)
Collateralized mortgage obligations:
U.S. Government agencies	(761)	(1,755)
Corporate bonds	(113)	(205)
Total available-for-sale debt securities	$(2,863)	$(6,688)
Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2019.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

During the three months ended March 31, 2019, there were no material changes to the risk factors previously disclosed in Salisbury's Annual Report on Form 10-K for the year ended December 31, 2018.

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

SALISBURY BANCORP, INC.

May 10, 2019	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 10, 2019	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

