Form 10-Q
period 2019-06-30
SALISBURY BANCORP INC
filed 2019-08-08
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-24751

SALISBURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1514263
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5 Bissell Street, Lakeville, CT	06039
(Address of principal executive offices)	(Zip code)

(860) 435-9801

(Registrant's telephone number, including area code)

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	SAL	NASDAQ Capital Market

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 8, 2019 is 2,823,812.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Cash and due from banks	$8,010	$7,238
Interest bearing demand deposits with other banks	40,503	51,207
Total cash and cash equivalents	$48,513	$58,445
Securities
Available-for-sale at fair value	100,149	91,818
CRA mutual fund	869	836
Federal Home Loan Bank of Boston stock at cost	2,839	4,496
Loans held-for-sale	403	—
Loans receivable, net (allowance for loan losses: $8,887 and $7,831)	910,573	909,279
Other real estate owned	401	1,810
Bank premises and equipment, net	17,609	18,175
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,700 and $4,497)	1,180	1,383
Accrued interest receivable	3,439	3,148
Cash surrender value of life insurance policies	15,355	14,438
Deferred taxes	707	1,276
Other assets	3,360	2,635
Total Assets	$1,119,212	$1,121,554
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$231,019	$228,448
Demand (interest bearing)	156,687	153,586
Money market	231,987	204,219
Savings and other	158,809	178,807
Certificates of deposit	172,221	161,679
Total deposits	950,723	926,739
Repurchase agreements	6,308	4,104
Federal Home Loan Bank of Boston advances	32,769	67,154
Subordinated debt	9,847	9,835
Note payable	263	280
Finance lease obligations	3,011	3,081
Accrued interest and other liabilities	7,343	6,902
Total Liabilities	$1,010,264	$1,018,095
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,899,658 and 2,884,988
Outstanding: 2,823,476 and 2,806,781	282	281
Unearned compensation - restricted stock awards	(1,075)	(711)
Paid-in capital	44,382	43,770
Retained earnings	63,905	60,339
Accumulated other comprehensive income (loss), net	1,454	(220)
Total Shareholders' Equity	108,948	103,459
Total Liabilities and Shareholders' Equity	$1,119,212	$1,121,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share amounts)	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$9,880	$9,007	$19,814	$17,656
Interest on debt securities:
Taxable	583	532	1,204	992
Tax exempt	117	29	189	61
Other interest and dividends	252	181	479	340
Total interest and dividend income	10,832	9,749	21,686	19,049
Interest expense
Deposits	1,999	997	3,795	1,774
Repurchase agreements	4	1	7	3
Finance lease	46	48	92	83
Note payable	4	4	8	9
Subordinated debt	156	156	312	312
Federal Home Loan Bank of Boston advances	279	500	691	833
Total interest expense	2,488	1,706	4,905	3,014
Net interest and dividend income	8,344	8,043	16,781	16,035
Provision for loan losses	151	467	445	793
Net interest and dividend income after provision for loan losses	8,193	7,576	16,336	15,242
Non-interest income
Trust and wealth advisory	1,044	949	1,950	1,843
Service charges and fees	1,012	892	1,932	1,760
Gains (losses) on sales of mortgage loans, net	1	(1)	8	17
Mortgage servicing, net	80	84	156	167
Gains (losses) on CRA mutual fund	12	(7)	23	(20)
Gains on available-for-sale securities, net	281	17	272	16
Other	118	124	234	249
Total non-interest income	2,548	2,058	4,575	4,032
Non-interest expense
Salaries	2,959	2,939	5,952	5,785
Employee benefits	1,042	969	2,227	2,128
Premises and equipment	1,004	1,101	1,976	2,125
Data processing	577	556	1,086	1,042
Professional fees	583	611	1,118	1,230
OREO losses and write-downs	270	1	322	53
Collections and other real estate owned	79	235	209	316
FDIC insurance	140	123	303	253
Marketing and community support	151	222	307	463
Amortization of core deposit intangibles	99	116	203	236
Other	535	544	947	965
Total non-interest expense	7,439	7,417	14,650	14,596
Income before income taxes	3,302	2,217	6,261	4,678
Income tax provision	599	318	1,124	763
Net income	$2,703	$1,899	$5,137	$3,915
Net income allocated to common stock	$2,671	$1,877	$5,079	$3,873
Basic earnings per common share	$0.96	$0.68	$1.83	$1.40
Weighted average common shares outstanding, to calculate basic earnings per share	2,780	2,762	2,779	2,760
Diluted earnings per common share	$0.95	$0.68	$1.82	$1.39
Weighted average common shares outstanding, to calculate diluted earnings per share	2,800	2,779	2,795	2,780
Common dividends per share	$0.28	$0.28	$0.56	$0.56

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2019	2018	2019	2018
Net income	$2,703	$1,899	$5,137	$3,915
Other comprehensive income(loss)
Net unrealized gains (losses) on securities available-for-sale	1,261	(279)	2,390	(1,297)
Reclassification of net realized gains in net income (1)	(281)	(17)	(272)	(16)
Unrealized gains (losses) on securities available-for-sale	980	(296)	2,118	(1,313)
Income tax (expense) benefit	(206)	62	(444)	272
Unrealized gains (losses) on securities available-for-sale, net of tax	774	(234)	1,674	(1,041)
Comprehensive income	$3,477	$1,665	$6,811	$2,874

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending June 30, 2019 and 2018 are $0 thousand and $5 thousand respectively. The net tax effect for the six month periods ending June 30, 2019 and 2018 are $0 thousand and $3 thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at March 31, 2018	2,786,566	$279	$43,040	$55,883	$(493)	$(612)	$98,097
Net income	—	—	—	1,899	—	—	1,899
Other comprehensive loss, net of tax	—	—	—	—	—	(234)	(234)
Common stock dividends declared	—	—	—	(780)	—	—	(780)
Issuance of restricted stock awards	9,250	—	410	—	(410)	—	—
Stock options exercised	3,350	1	102	—	—	—	103
Issuance of director's restricted stock awards	3,960	—	175	—	(175)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	95	—	95
Balances at June 30, 2018	2,803,126	$280	$43,727	$57,002	$(983)	$(846)	$99,180
Balances at March 31, 2019	2,806,681	$281	$43,765	$61,989	$(606)	$680	$106,109
Net income	—	—	—	2,703	—	—	2,703
Other comprehensive loss, net of tax	—	—	—	—	—	774	774
Common stock dividends declared	—	—	—	(787)	—	—	(787)
Issuance of restricted stock awards	11,530	1	457	—	(458)	—	—
Stock options exercised	2,025	—	34	—	—	—	34
Forfeiture of stock awards	(360)	—	(16)	—	16	—	—
Issuance of director's restricted stock awards	3,600	—	142	—	(142)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	115	—	115
Balances at June 30, 2019	2,823,476	$282	$44,382	$63,905	$(1,075)	$1,454	$108,948

Six months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income	—	—	—	3,915	—	—	3,915
Adoption of ASU 2016-01	—	—	—	(16)	—	16	—
Other comprehensive loss, net of tax	—	—	—	—	—	(1,041)	(1,041)
Common stock dividends declared	—	—	—	(1,561)	—	—	(1,561)
Issuance of restricted stock awards	9,250	—	410	—	(410)	—	—
Stock options exercised	4,700	1	144	—	—	—	145
Issuance of director's restricted stock awards	3,960	—	175	—	(175)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	208	—	208
Balances at June 30, 2018	2,803,126	$280	$43,727	$57,002	$(983)	$(846)	$99,180
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income	—	—	—	5,137	—	—	5,137
Other comprehensive loss, net of tax	—	—	—	—	—	1,674	1,674
Common stock dividends declared	—	—	—	(1,571)	—	—	(1,571)
Issuance of restricted stock awards	11,530	1	457	—	(458)	—	—
Stock options exercised	2,025	—	34	—	—	—	34
Forfeiture of restricted stock awards	(460)	—	(21)	—	21	—	—
Issuance of director's restricted stock awards	3,600	—	142	—	(142)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	215	—	215
Balances at June 30, 2019	2,823,476	$282	$44,382	$63,905	$(1,075)	$1,454	$108,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2019	2018
Operating Activities
Net income	$5,137	$3,915
Adjustments to reconcile net income to net cash provided by operating activities
Amortization(accretion) and depreciation
Securities	137	29
Bank premises and equipment	813	820
Core deposit intangible	203	236
Modification fees on Federal Home Loan Bank of Boston advances	115	116
Subordinated debt issuance costs	12	12
Mortgage servicing rights	24	23
Fair value adjustment on loans	(64)	(462)
Fair value adjustment on deposits	(4)	(21)
Gain on sales and calls of securities available-for-sale, net	(272)	(16)
(Gain) losses on CRA mutual fund	(23)	20
Gain on sales of loans, excluding capitalized servicing rights	(7)	(10)
OREO losses and write-downs	322	53
Loss on sale/disposals of premises and equipment	—	1
Provision for loan losses	445	793
Proceeds from loans sold	458	679
Loans originated for sale	(854)	(206)
Decrease (increase) in deferred loan origination fees and costs, net	92	(161)
Mortgage servicing rights originated	(5)	(7)
Increase in interest receivable	(291)	(355)
Decrease (increase) in deferred tax benefit	125	(152)
Decrease in prepaid expenses	101	129
Increase in cash surrender value of life insurance policies	(167)	(163)
Decrease in income tax receivable	13	606
Decrease (increase) in other assets	694	(17)
Decrease in accrued expenses	(1,072)	(317)
Increase in interest payable	339	123
Decrease in other liabilities	(378)	(109)
Stock based compensation-restricted stock awards	215	208
Net cash provided by operating activities	$6,108	$5,767
Investing Activities
Purchase of Federal Home Loan Bank of Boston stock, net of redemptions	1,657	(1,175)
Purchases of securities available-for-sale	(41,255)	(26,248)
Proceeds from sales of securities available-for-sale	28,170	8,410
Proceeds from calls of securities available-for-sale	25	945
Proceeds from maturities of securities available-for-sale	6,982	8,706
Reinvestment of CRA mutual fund	(10)	(10)
Loan originations and principal collections, net	(1,813)	(63,442)
Recoveries of loans previously charged off	46	27
Proceeds from sales of other real estate owned	1,087	188
Capital expenditures	(247)	(1,097)
Purchase of life insurance policies	(750)	—
Cash and cash equivalents (paid) acquired from acquisition	—	(298)
Net cash utilized by investing activities	$(6,108)	$(73,994)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2019	2018
Financing Activities
Increase in deposit transaction accounts, net	$13,442	$56,901
Increase in time deposits, net	10,546	16,783
Increase in securities sold under agreements to repurchase, net	2,204	23
Federal Home Loan Bank of Boston short-term advances, net change	(9,500)	52,000
Principal payments on Federal Home Loan Bank of Boston advances	(25,000)	(27,000)
Principal payments on note payable	(17)	(16)
Decrease in capital lease obligation	(70)	(61)
Stock options exercised	34	145
Common stock dividends paid	(1,571)	(1,561)
Net cash (utilized) provided by financing activities	(9,932)	97,214
Net (decrease) increase in cash and cash equivalents	(9,932)	28,987
Cash and cash equivalents, beginning of period	58,445	48,486
Cash and cash equivalents, end of period	$48,513	$77,473
Cash paid during period
Interest	$4,443	$2,784
Income taxes	986	516
Non-cash transfers
Finance lease obligation	—	1,373
Adoption of ASU 2016-02 - Other assets	1,552	—
Adoption of ASU 2016-02 – Other Liabilities	(1,552)	—
Adoption of ASU 2016-01	—	16
Branch Acquisitions (1)
Cash and cash equivalents paid	—	(298)
Net loans acquired	—	7,849
Fixed assets acquired	—	761
Accrued interest receivable acquired	—	5
Other assets acquired	—	6
Deposits assumed	—	8,323

(1) Acquisition of the Fishkill Branch of Orange Bank & Trust Company in 2018.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. On July 17, 2019 the FASB proposed to delay the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022. Salisbury meets the definition of a smaller reporting company because its public float is less than $250 million. FASB's proposal will undergo a 30-day public comment period in August 2019. If the implementation is delayed as proposed, Salisbury will evaluate when it will adopt this standard. Early adoption is permitted. Upon adoption, however, Salisbury will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. Salisbury has been working with a third-party vendor and is in the process of finalizing its methodology. Salisbury anticipates that adoption of ASU 2016-13 will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses and the Bank continues to evaluate the extent of potential impact.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in how eight particular transactions are classified in the statement of cash flows. Salisbury adopted ASU 2016-15 on January 1, 2018. ASU 2016-15 did not have a material impact on Salisbury's Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-03, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-03 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU 2018-13 only revises disclosure requirements, it will not have a material impact on Salisbury's Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
June 30, 2019
Available-for-sale
U.S. Government Agency notes	$4,771	$163	$2	$4,932
Municipal bonds	20,205	430	12	20,623
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	39,158	585	20	39,723
Collateralized mortgage obligations:
U.S. Government agencies	29,925	606	1	30,530
Corporate bonds	4,250	91	—	4,341
Total securities available-for-sale	$98,309	$1,875	$35	$100,149
CRA mutual fund	$869	$—	$—	$869
Non-marketable securities
Federal Home Loan Bank of Boston stock	$2,839	$—	$—	$2,839
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2018
Available-for-sale
U.S. Government Agency notes	$7,590	$83	$3	$7,670
Municipal bonds	5,334	45	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government sponsored enterprises	57,837	170	561	57,446
Collateralized mortgage obligations:
U.S. Government agencies	17,835	85	173	17,747
Corporate bonds	3,500	76	—	3,576
Total securities available-for-sale	$92,096	$459	$737	$91,818
CRA mutual fund	$836	$—	$—	$836
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,496	$—	$—	$4,496

Salisbury sold $28.2 million of available-for-sale securities during the six month period ended June 30, 2019 realizing a pre-tax gain of $272 thousand and a related tax expense of $57 thousand. Salisbury sold $27.2 million in securities available-for-sale during the three month period ended June 30, 2019 realizing a pre-tax gain of $281 thousand and related tax expense of $59 thousand. Salisbury sold $8.4 million of available-for-sale securities during the three and six month periods ended June 30, 2018 realizing a pre-tax gain of $16 thousand and a related tax expense of $3 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$336	$2	$336	$2
Municipal bonds	4,679	12	—	—	4,679	12
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	6,134	14	729	6	6,863	20
Collateralized mortgage obligations:
U.S. Government Agencies	—	—	1,616	1	1,616	1
Total temporarily impaired securities	$10,813	$26	$2,681	$9	$13,494	$35

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$34	$—	$532	$3	$566	$3
Mortgage-backed securities:
U.S. Government agencies and U.S. Government –sponsored enterprises	13,063	175	26,777	386	39,840	561
Collateralized mortgage obligations:
U.S. Government Agencies	—	—	8,281	173	8,281	173
Total temporarily impaired securities	$13,097	$175	$35,590	$562	$48,687	$737

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

June 30, 2019 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	Within 1 year	$22	$22	3.79%
	After 1 year but within 5 years	359	358	3.60
	After 5 year but within 10 years	4,390	4,552	3.36
	Total	4,771	4,932	3.38
Municipal bonds	Within 1 year	231	231	2.44
	After 10 years	19,974	20,392	3.66
	Total	20,205	20,623	3.65
Mortgage-backed securities and Collateralized mortgage obligations	U.S. Government agencies	69,083	70,253	2.85
Corporate bonds	After 5 years but within 10 years	4,250	4,341	5.43
Securities available-for-sale		$98,309	$100,149	3.03%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2019.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Four securities had unrealized losses at June 30, 2019, which approximated 0.56% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2019.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Eight securities had unrealized losses at June 30, 2019, which approximated 0.26% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2019.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Eight securities had unrealized losses at June 30, 2019, which approximated 0.24% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of June 30, 2019. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	June 30, 2019	December 31, 2018
(In thousands)	Total Loans	Total Loans
Residential 1-4 family	$335,479	$345,862
Residential 5+ multifamily	37,148	36,510
Construction of residential 1-4 family	12,553	12,041
Home equity lines of credit	34,631	34,433
Residential real estate	419,811	428,846
Commercial	287,946	283,599
Construction of commercial	10,175	8,976
Commercial real estate	298,121	292,575
Farm land	3,714	4,185
Vacant land	8,050	8,322
Real estate secured	729,696	733,928
Commercial and industrial	163,487	162,905
Municipal	19,782	14,344
Consumer	5,166	4,512
Loans receivable, gross	918,131	915,689
Deferred loan origination fees and costs, net	1,329	1,421
Allowance for loan losses	(8,887)	(7,831)
Loans receivable, net	$910,573	$909,279
Loans held-for-sale
Residential 1-4 family	$403	$—

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

Loans rated as "special mention" (5) possess credit deficiencies or potential weaknesses deserving management's close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

Loans rated as "substandard" (6) are loans where the Bank's position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

Loans rated "doubtful" (7) have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.

Loans classified as "loss" (8) are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank's loan portfolio is examined periodically by its regulatory agencies, the FDIC and the CTDOB.

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Residential 1-4 family	$326,478	$4,079	$4,922	$—	$—	$335,479
Residential 5+ multifamily	35,282	105	1,761	—	—	37,148
Construction of residential 1-4 family	12,553	—	—	—	—	12,553
Home equity lines of credit	33,819	329	483	—	—	34,631
Residential real estate	408,132	4,513	7,166	—	—	419,811
Commercial	268,152	11,733	7,988	73	—	287,946
Construction of commercial	9,929	—	246	—	—	10,175
Commercial real estate	278,081	11,733	8,234	73	—	298,121
Farm land	1,974	—	1,740	—	—	3,714
Vacant land	7,985	65	—	—	—	8,050
Real estate secured	696,172	16,311	17,140	73	—	729,696
Commercial and industrial	160,622	973	1,892	—	—	163,487
Municipal	19,782	—	—	—	—	19,782
Consumer	5,121	4	41	—	—	5,166
Loans receivable, gross	$881,697	$17,288	$19,073	$73	$—	$918,131
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Residential 1-4 family	$337,520	$4,281	$4,061	$—	$—	$345,862
Residential 5+ multifamily	34,726	784	1,000	—	—	36,510
Construction of residential 1-4 family	12,041	—	—	—	—	12,041
Home equity lines of credit	33,728	265	440	—	—	34,433
Residential real estate	418,015	5,330	5,501	—	—	428,846
Commercial	270,461	4,530	8,608	—	—	283,599
Construction of commercial	8,482	—	494	—	—	8,976
Commercial real estate	278,943	4,530	9,102	—	—	292,575
Farm land	3,969	—	216	—	—	4,185
Vacant land	8,253	69	—	—	—	8,322
Real estate secured	709,180	9,929	14,819	—	—	733,928
Commercial and industrial	159,127	2,672	1,106	—	—	162,905
Municipal	14,344	—	—	—	—	14,344
Consumer	4,502	10	—	—	—	4,512
Loans receivable, gross	$887,153	$12,611	$15,925	$—	$—	$915,689

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
June 30, 2019
Residential 1-4 family	$333,051	$806	$481	$1,141	$—	$2,428	$—	$2,402
Residential 5+ multifamily	36,287	—	—	—	861	861	—	988
Construction of residential 1-4 family	12,553	—	—	—	—	—	—	—
Home equity lines of credit	33,911	208	153	—	359	720	—	483
Residential real estate	415,802	1,014	634	1,141	1,220	4,009	—	3,873
Commercial	286,726	935	68	73	144	1,220	—	941
Construction of commercial	10,175	—	—	—	—	—	—	—
Commercial real estate	296,901	935	68	73	144	1,220	—	941
Farm land	3,517	197	—	—	—	197	—	204
Vacant land	8,008	42	—	—	—	42	—	—
Real estate secured	724,228	2,188	702	1,214	1,364	5,468	—	5,018
Commercial and industrial	163,338	47	99	3	—	149	—	3
Municipal	19,782	—	—	—	—	—	—	—
Consumer	5,163	3	—	—	—	3	—	41
Loans receivable, gross	$912,511	$2,238	$801	$1,217	$1,364	$5,620	$—	$5,062

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2018
Residential 1-4 family	$342,881	$1,100	$521	$—	$1,360	$2,981	$—	$2,092
Residential 5+ multifamily	35,648	—	—	633	229	862	—	1,000
Construction of residential 1-4 family	12,041	—	—	—	—	—	—	—
Home equity lines of credit	33,806	235	33	—	359	627	—	411
Residential real estate	424,376	1,335	554	633	1,948	4,470	—	3,503
Commercial	281,053	264	240	833	1,209	2,546	654	1,388
Construction of commercial	8,835	—	—	141	—	141	141	252
Commercial real estate	289,888	264	240	974	1,209	2,687	795	1,640
Farm land	4,185	—	—	—	—	—	—	216
Vacant land	8,280	42	—	—	—	42	—	—
Real estate secured	726,729	1,641	794	1,607	3,157	7,199	795	5,359
Commercial and industrial	162,507	—	38	—	360	398	—	360
Municipal	14,344	—	—	—	—	—	—	—
Consumer	4,504	2	6	—	—	8	—	—
Loans receivable, gross	$908,084	$1,643	$838	$1,607	$3,517	$7,605	$795	$5,719

For the second quarter 2019, two residential loans with a combined loan balance of $623 thousand and one consumer loan of $41 thousand were modified in troubled debt restructurings for rate reductions. One CRE loan of $686 thousand was modified for a rate reduction in the second quarter of 2018. For the six months ended June 2019, three troubled debt restructurings with a combined loan balance of $664 thousand were modified for a rate reduction and for the same period in 2018, one CRE loan of $686 thousand was modified for a rate reduction.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended June 30, 2019					Three months ended June 30, 2018
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$1,980	$95	($1)	$—	$2,074	$1,982	$24	$—	$1	$2,007
Residential 5+ multifamily	466	29	—	—	495	216	42	—	—	258
Construction of residential 1-4 family	77	2	—	—	79	74	8	—	—	82
Home equity lines of credit	209	15	—	—	224	233	1	—	—	234
Residential real estate	2,732	141	(1)	—	2,872	2,505	75	—	1	2,581
Commercial	3,803	(13)	(14)	1	3,777	2,666	259	(149)	—	2,776
Construction of commercial	143	(16)	—	—	127	93	9	—	—	102
Commercial real estate	3,946	(29)	(14)	1	3,904	2,759	268	(149)	—	2,878
Farm land	47	—	—	—	47	33	4	—	—	37
Vacant land	89	—	—	—	89	131	3	—	—	134
Real estate secured	6,814	112	(15)	1	6,912	5,428	350	(149)	1	5,630
Commercial and industrial	1,233	(67)	(19)	29	1,176	938	201	—	5	1,144
Municipal	14	16	—	—	30	30	(1)	—	—	29
Consumer	51	40	(18)	8	81	61	3	(6)	5	63
Unallocated	638	50	—	—	688	601	(86)	—	—	515
Totals	$8,750	$151	($52)	$38	$8,887	$7,058	$467	$(155)	$11	$7,381

 In first quarter 2019 Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, which is reflected in the table below as the “acquisition discount transfer, gross loans receivable and the allowance for loan losses increased by $663 thousand. The balance of net loans receivable did not change as a result of this transfer.

	Six Months ended June 30, 2019						Six Months ended June 30, 2018
(in thousands)	Beginning balance	Acquisition Discount Transfer	Provision	Charge- offs	Recoveries	Ending Balance	Beginning balance	Provision	Charge- offs	Recoveries	Ending balance
Residential 1-4 family	$2,149	$10	($85)	$(1)	$1	$2,074	$1,862	$154	($10)	$1	$2,007
Residential 5+ multifamily	413	—	82	—	—	495	155	103	—	—	258
Construction of residential 1-4 family	83	—	(4)	—	—	79	75	7	—	—	82
Home equity lines of credit	219	1	4	—	—	224	236	(3)	—	1	234
Residential real estate	2,864	11	(3)	(1)	1	2,872	2,328	261	(10)	2	2,581
Commercial	3,048	488	262	(23)	2	3,777	2,547	377	(150)	1	2,775
Construction of commercial	122	—	5	—	—	127	80	22	—	—	102
Commercial real estate	3,170	488	267	(23)	2	3,904	2,627	399	(150)	1	2,877
Farm land	33	—	14	—	—	47	32	5	—	—	37
Vacant land	100	—	(11)	—	—	89	131	3	—	—	134
Real estate secured	6,167	499	267	(24)	3	6,912	5,118	668	(160)	3	5,629
Commercial and industrial	1,158	164	(127)	(50)	31	1,176	984	159	(10)	11	1,144
Municipal	12	—	18	—	—	30	30	(1)	—	—	29
Consumer	56	—	37	(24)	12	81	81	14	(45)	13	63
Unallocated	438	—	250	—	—	688	563	(47)	—	—	516
Totals	$7,831	$663	$445	($98)	$46	$8,887	$6,776	$793	($215)	$27	$7,381

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2019
Residential 1-4 family	$329,847	$1,902	$5,632	$172	$335,479	$2,074
Residential 5+ multifamily	36,160	495	988	—	37,148	495
Construction of residential 1-4 family	12,553	79	—	—	12,553	79
Home equity lines of credit	34,105	223	526	1	34,631	224
Residential real estate	412,665	2,699	7,146	173	419,811	2,872
Commercial	284,145	3,591	3,801	186	287,946	3,777
Construction of commercial	10,175	127	—	—	10,175	127
Commercial real estate	294,320	3,718	3,801	186	298,121	3,904
Farm land	3,510	47	204	—	3,714	47
Vacant land	7,865	87	185	2	8,050	89
Real estate secured	718,360	6,551	11,336	361	729,696	6,912
Commercial and industrial	163,349	1,176	138	—	163,487	1,176
Municipal	19,782	30	—	—	19,782	30
Consumer	5,125	46	41	35	5,166	81
Unallocated allowance	—	688	—	—	—	688
Totals	$906,616	$8,491	$11,515	$396	$918,131	$8,887

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2018
Residential 1-4 family	$340,946	$2,042	$4,916	$107	$345,862	$2,149
Residential 5+ multifamily	34,835	413	1,675	—	36,510	413
Construction of residential 1-4 family	12,041	83	—	—	12,041	83
Home equity lines of credit	33,975	213	458	6	34,433	219
Residential real estate	421,797	2,751	7,049	113	428,846	2,864
Commercial	279,389	2,907	4,210	141	283,599	3,048
Construction of commercial	8,622	106	354	16	8,976	122
Commercial real estate	288,011	3,013	4,564	157	292,575	3,170
Farm land	3,969	33	216	—	4,185	33
Vacant land	8,132	98	190	2	8,322	100
Real estate secured	721,909	5,895	12,019	272	733,928	6,167
Commercial and industrial	162,404	1,158	501	—	162,905	1,158
Municipal	14,344	12	—	—	14,344	12
Consumer	4,512	56	—	—	4,512	56
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

June 30, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$895,151	$7,328	$—	$—	$895,151	$7,328
Potential problem loans [1]	11,465	475	—	—	11,465	475
Impaired loans	—	—	11,515	396	11,515	396
Unallocated allowance	—	688	—	—	—	688
Totals	$906,616	$8,491	$11,515	$396	$918,131	$8,887

December 31, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$895,527	$6,989	$—	$—	$895,527	$6,989
Potential problem loans [1]	7,642	132	—	—	7,642	132
Impaired loans	—	—	12,520	272	12,520	272
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2019
Residential	$4,629	$4,985	$3,032	$172	$66	$1,991	$2,659	$3,299	$13
Home equity lines of credit	43	43	45	1	1	483	575	442	—
Residential real estate	4,672	5,028	3,077	173	67	2,474	3,234	3,741	13
Commercial	2,565	2,571	2,239	186	51	1,236	2,519	2,287	27
Construction of commercial	—	—	143	—	—	—	3	72	—
Farm land	—	—	—	—	—	204	428	211	—
Vacant land	42	42	42	2	1	143	163	145	5
Real estate secured	7,279	7,641	5,501	361	119	4,057	6,347	6,456	45
Commercial and industrial	3	3	—	—	—	135	236	395	3
Consumer	41	41	6	35	—	—	—	6	—
Totals	$7,323	$7,685	$5,507	$396	$119	$4,192	$6,583	$6,857	$48

Note: The income recognized is for the six month period ended June 30, 2019.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2018
Residential	$3,331	$3,382	$3,965	$117	$57	$3,901	$4,936	$2,976	$63
Home equity lines of credit	47	47	47	2	1	60	113	63	—
Residential real estate	3,378	3,429	4,012	119	58	3,961	5,049	3,039	63
Commercial	1,818	1,843	2,026	143	30	3,459	4,941	3,027	43
Construction of commercial	—	—	15	—	—	362	386	348	3
Farm land	—	—	—	—	—	230	443	240	—
Vacant land	43	43	44	3	1	151	173	153	5
Real estate secured	5,239	5,315	6,097	265	89	8,163	10,992	6,807	114
Commercial and industrial	—	—	74	—	—	508	607	439	1
Consumer	—	—	—	—	—	—	4	—	—
Totals	$5,239	$5,315	$6,171	$265	$89	$8,671	$11,603	$7,246	$115

Note: The income recognized is for the six month period ended June 30, 2018.

NOTE 4 – LEASES

On January 1, 2019, the Bank adopted ASU 2016-02, “Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Bank leases facilities and equipment with various expiration dates through 2036. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The leases for three Bank facilities are accounted for as finance leases (previously referred to as capital leases). The remaining leases are classified as operating leases, and therefore, were previously not recognized on the Bank's Consolidated Balance Sheet. Effective January 1, 2019, the Bank recorded approximately $1.6 million of right-of-use assets and corresponding lease liability related to these operating leases. The Bank does not have any leases with related parties and equipment leases are not material to Salisbury's consolidated financial statements.

The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank's consolidated balance sheet as of June 30, 2019 and consolidated income statements for the six months and three months ended June 30, 2019.

($ in thousands, except lease term and discount rate)	Classification		June 30, 2019
Assets
Operating	Other assets		$1,457
Finance	Bank premises and equipment [1]		2,740
Total Leased Assets			$4,197
Liabilities
Operating	Other liabilities		$1,457
Finance	Finance lease		3,011
Total lease liabilities			$4,468
[1] Net of accumulated depreciation of $532 thousand and $472 thousand, respectively.

Lease cost	Classification	Six months ended June 30, 2019	Three months ended June 30, 2019
Operating leases	Premises and equipment	$123	$61
Finance leases:
Amortization of leased assets	Premises and equipment	120	47
Interest on finance leases	Interest expense	92	46
Total lease cost		$335	$154

Weighted Average Remaining Lease Term
Operating leases			8.6 years
Financing leases			13.1 years
Weighted Average Discount Rate [1]
Operating leases			3.70%
Financing leases			6.20%
[1] Salisbury uses the FHLBB five year Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of June 30, 2019.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2019	$123	$168
2020	246	336
2021	228	342
2022	199	345
2023	148	347
Thereafter	782	2,953
Total future minimum lease payments	1,726	4,491
Less amount representing interest	(269)	(1,480)
Total present value of net future minimum lease payments	$1,457	$3,011

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	June 30, 2019	December 31, 2018
Residential mortgage loans serviced for others	$106,868	$111,378
Fair value of mortgage servicing rights	818	951

Changes in mortgage servicing rights are as follows:

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2019	2018	2019	2018
Mortgage Servicing Rights
Balance, beginning of period	$221	$228	$228	$233
Originated	1	—	5	7
Amortization (1)	(13)	(11)	(24)	(23)
Balance, end of period	$209	$217	$209	$217
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

(in thousands)	June 30, 2019	December 31, 2018
Securities available-for-sale (at fair value)	$70,737	$80,991
Loans receivable (at book value)	316,252	328,674
Total pledged assets	$386,989	$409,665

At June 30, 2019, securities were pledged as follows: $63.4 million to secure public deposits, $7.3 million to secure repurchase agreements and $0.05 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 7 – EARNINGS PER SHARE

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share data)	2019	2018	2019	2018
Net income	$2,703	$1,899	$5,137	$3,915
Less: Undistributed earnings allocated to participating securities	(32)	(22)	(58)	(42)
Net income allocated to common stock	$2,671	$1,877	$5,079	$3,873
Weighted average common shares issued	2,813	2,794	2,810	2,790
Less: Unvested restricted stock awards	(33)	(32)	(31)	(30)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,780	2,762	2,779	2,760
Add: Dilutive effect of stock options, unvested restricted stock awards and units	20	17	16	20
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,800	2,779	2,795	2,780
Earnings per common share (basic)	$0.96	$0.68	$1.83	$1.40
Earnings per common share (diluted)	$0.95	$0.68	$1.82	$1.39

NOTE 8 – SHAREHOLDERS' EQUITY

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The requirements of the final rules approved by the Federal Reserve Bank (“FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. A bank can be considered “well-capitalized” even if it does not maintain the capital conservation buffer as long as it meets the “well-capitalized” levels set forth below (and provided it is not subject to any written order, agreement, capital directive, etc.). A bank with a capital conservation buffer of at least 2.5% means that it generally will not be subject to certain limitations regarding capital distributions, such as dividend payments, discretionary payments on tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers.

The Bank's risk-weighted assets at June 30, 2019 and December 31, 2018 were $869.2 million and $860.6 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019

Total Capital (to risk-weighted assets)	$109,272	12.57%	$69,539	8.0%	$91,270	10.5%	$86,294	10.0%

Tier 1 Capital (to risk-weighted assets)	100,293	11.54	52,154	6.0	73,885	8.5	69,539	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	100,293	11.54	39,116	4.5	60,847	7.0	56,500	6.5

Tier 1 Capital (to average assets)	$100,293	9.10	44,090	4.0	44,090	4.0	55,113	5.0
December 31, 2018

Total Capital (to risk-weighted assets)	$104,013	12.09%	$68,848	8.0%	$90,362	10.5%	$86,059	10.0%

Tier 1 Capital (to risk-weighted assets)	96,092	11.17	51,636	6.0	73,150	8.5	68,848	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	96,092	11.17	38,727	4.5	60,242	7.0	55,939	6.5

Tier 1 Capital (to average assets)	$96,092	8.83	43,527	4.0	43,527	4.0	54,409	5.0

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

NOTE 9 – BENEFITS

Salisbury's 401(k) Plan expense was $192 thousand and $238 thousand, respectively, for the three month periods ended June 30, 2019 and 2018, and $431 thousand and $520 thousand, respectively, for the six month periods ended June 30, 2019 and 2018. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $27 thousand and ($24) thousand, respectively, for the three month periods ended June 30, 2019 and 2018, and $48 thousand and $2 thousand, respectively, for the six month periods ended June 30, 2019 and 2018. The credit in the last year's second quarter reflected a reduction of the Bank's liability associated with split-dollar life insurance arrangements for employees who left the Bank in 2017.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vests in full upon six years of qualified service. Salisbury's ESOP expense was $53 thousand and $66 thousand, respectively, for the three month periods ended June 30, 2019 and 2018, and $102 thousand and $127 thousand, respectively, for the six month periods ended June 30, 2019 and 2018.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $29 thousand and $28 thousand, respectively, for the three month periods ended June 30, 2019 and 2018, and $58 thousand and $57 thousand, respectively, for the six month periods ended June 30, 2019 and 2018.

Grants of Restricted Stock and Options

Restricted stock

Restricted stock expense was $115 thousand and $95 thousand, respectively; for the three month periods ended June 30, 2019 and 2018, and $215 thousand and $208 thousand, respectively; for the six month periods ended June 30, 2019 and 2018. The tax benefit from restricted stock expense was $24 thousand and $20 thousand, respectively; for the three month periods ended June 30, 2019 and 2018, and $45 thousand and $44 thousand, respectively; for the six month periods ended June 30, 2019 and 2018. In second quarter 2019, Salisbury granted a total of 15,130 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $600 thousand. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of June 30, 2019 and 2018 totaled $1,075 thousand and $983 thousand, respectively. There were forfeitures of $16 thousand or 360 shares in the second quarter of 2019 and forfeitures of $21 thousand or 460 shares for year to date. There were no forfeitures in the second quarter or six month periods ended June 30, 2018.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan. The performance goal is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022. A total of 6,800 performance-based restricted stock units were granted, including 3,500 units to three Named Executive Officers. Mr. Cantele received 1,500 units, Mr. Davies received 1,000 units and Mr. Albero received 1,000 units. Compensation expense of $23 thousand was recorded with respect to these RSUs in the three and six month periods ended June 30, 2019. No performance-based restricted stock units were awarded prior to March 29, 2019.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the second quarter 2019, there were 2,025 stock options exercised at $17.04, by one employee and in the first quarter 2019, there were no exercised options. In the second quarter 2018, there were 3,350 stock options exercised at $31.11 by two employees and in the first quarter 2018, 1,350 stock options were exercised at $31.11 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three month period ended June 30, 2019.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,932	$—	$4,932
Municipal bonds	—	20,623	—	20,623
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	39,723	—	39,723
Collateralized mortgage obligations:
U.S. Government agencies	—	30,530	—	30,530
Corporate bonds	—	4,341	—	4,341
Securities available-for-sale	$—	$100,149	$—	$100,149
CRA mutual funds	869	—	—	869
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$2,872	$2,872
Other real estate owned	$—	$—	$401	$401
December 31, 2018
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$7,670	$—	$7,670
Municipal bonds	—	5,379	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	57,446	—	57,446
Collateralized mortgage obligations:
U.S. Government agencies	—	17,747	—	17,747
Corporate bonds	—	3,576	—	3,576
Securities available-for-sale	$—	$91,818	$—	$91,818
CRA mutual funds	836	—	—	836
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,238	$4,238
Other real estate owned	$—	$—	$1,810	$1,810

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2019
Financial Assets
Cash and cash equivalents	$48,513	$48,513	$48,513	$—	$—
Securities available-for-sale, net	100,149	100,149	—	100,149	—
CRA mutual fund	869	869	869	—	—
Federal Home Loan Bank of Boston stock	2,839	2,839	2,839	—	—
Loans held-for-sale	403	403	—	—	403
Loans receivable, net	910,573	910,149	—	—	910,149
Accrued interest receivable	3,439	3,439	3,439	—	—
Cash surrender value of life insurance policies	15,355	15,355	15,355	—	—
Financial Liabilities
Demand (non-interest-bearing)	$231,019	$231,019	$—	$231,019	$—
Demand (interest-bearing)	156,687	156,687	—	156,687	—
Money market	231,987	231,987	—	231,987	—
Savings and other	158,809	158,809	—	158,809	—
Certificates of deposit	172,221	172,865	—	172,865	—
Deposits	$950,723	$951,397	—	$951,397	$—
Repurchase agreements	6,308	6,308	—	6,308	—
FHLBB advances	32,769	33,057	—	33,057	—
Subordinated debt	9,847	10,121	10,121		—
Note payable	263	269	—	269	—
Capital lease liability	3,011	3,225	—		3,225
Accrued interest payable	576	576	576	—	—
December 31, 2018
Financial Assets
Cash and cash equivalents	$58,445	$58,445	$58,445	$—	$—
Securities available-for-sale, net	91,818	91,818	—	91,818	—
CRA mutual fund	836	836	836	—	—
Federal Home Loan Bank of Boston stock	4,496	4,496	4,496	—	—
Loans receivable, net	909,279	886,222	—	—	886,222
Accrued interest receivable	3,148	3,148	3,148	—	—
Cash surrender value of life insurance policies	14,438	14,438	14,438	—	—
Financial Liabilities
Demand (non-interest-bearing)	$228,448	$228,448	$—	$228,448	$—
Demand (interest-bearing)	153,586	153,586	—	153,586	—
Money market	204,219	204,219	—	204,219	—
Savings and other	178,807	178,807	—	178,807	—
Certificates of deposit	161,679	162,013	—	162,013	—
Deposits	926,739	927,073	—	927,073	—
Repurchase agreements	4,104	4,104	—	4,104	—
FHLBB advances	67,154	67,231	—	67,231	—
Subordinated debt	9,835	10,006	10,006	—	—
Note payable	280	288	—	288	—
Capital lease liability	3,081	3,339	—	—	3,339
Accrued interest payable	237	237	237	—	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 11 – SUBSEQUENT EVENTS

On July 26, 2019 the Board of Directors declared a dividend of $0.28 per common share payable on August 30, 2019 to shareholders of record as of August 16, 2019.

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

FINANCIAL CONDITION

Securities and Short Term Funds

During the first six months of 2019, securities increased $6.7 million to $103.9 million at June 30, 2019. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $9.9 million to $48.5 million at June 30, 2019.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at June 30, 2019.

Loans

Net loans receivable increased $1.3 million to $910.6 million at June 30, 2019, compared with $909.3 million at December 31, 2018.

Asset Quality

During the first six months of 2019, non-performing assets decreased $2.9 million primarily from the payoff of certain non-performing loans and the sale of $1.4 million of OREO properties. During the first six months of 2019, total impaired and potential problem loans increased by $2.8 million to $23.0 million, or 2.50% of gross loans receivable at June 30, 2019, from $20.1 million, or 2.20% of gross loans receivable at December 31, 2018.

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

Past Due Loans

Loans past due 30 days or more decreased $2.0 million for the six months ended June 30, 2019 to $5.6 million, or 0.61% of gross loans receivable compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Past due 30-59 days	$1,673	$1,435
Past due 60-89 days	801	730
Past due 90-179 days	—	795
Accruing loans	2,474	2,960
Past due 30-59 days	565	208
Past due 60-89 days	—	108
Past due 90-179 days	1,217	812
Past due 180 days and over	1,364	3,517
Non-accrual loans	3,146	4,645
Total loans past due 30 days or greater	$5,620	$7,605

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

•	Loans risk rated as "special mention" (5) possess credit deficiencies or potential weaknesses deserving management's close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
•	Loans risk rated as "substandard" (6) are loans where the Bank's position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.
•	Loans risk rated as "doubtful" (7) have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" (8) are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans, excluding troubled debt restructured loans	$3,597	$4,430
Non-accrual troubled debt restructured loans	1,465	1,289
Accruing troubled debt restructured loans	6,453	6,801
Total impaired loans	$11,515	$12,520
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $2.9 million to $5.4 million or 0.49% of assets at June 30, 2019, from $8.3 million, or 0.74% of assets at December 31, 2018, and decreased $1.0 million from $6.4 million, or 0.57% of assets at June 30, 2018.

The 34.4% decrease in non-performing assets in the first six months of 2019 primarily reflected the sale of OREO properties of $1.4 million and the pay-off of non-accrual loans and accruing loans past due 90 days and over of approximately $1.5 million.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Residential 1-4 family	$2,402	$2,092
Residential 5+ multifamily	988	1,000
Home equity lines of credit	483	411
Commercial	941	1,640
Farm land	204	216
Real estate secured	5,018	5,359
Commercial and industrial	3	360
Consumer	41	—
Non-accruing loans	5,062	5,719
Accruing loans past due 90 days and over	—	795
Non-performing loans	5,062	6,514
Other Real Estate Owned (OREO)	401	1,810
Non-performing assets	$5,463	$8,324

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Current	$1,915	$1,074
Past due 30-59 days	566	208
Past due 60-89 days	—	108
Past due 90-179 days	1,217	1,607
Past due 180 days and over	1,364	3,517
Total non-performing loans	$5,062	$6,514

At June 30, 2019, 37.83% of non-performing loans were current with respect to loan payments, compared with 16.49% at December 31, 2018.

Total Outstanding Troubled Debt Restructured Loans

Total outstanding troubled debt restructured loans improved slightly during the first six months of 2019 to $7.9 million, or 0.86% of gross loans receivable at June 30, 2019, compared to $8.1 million, or 0.88% of gross loans receivable at December 31, 2018.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Residential 1-4 family	$3,229	$2,824
Residential 5+ multifamily	—	675
Home equity lines of credit	43	47
Vacant land	185	190
Commercial	2,861	2,924
Real estate secured	6,318	6,660
Commercial and industrial	135	141
Accruing troubled debt restructured loans	6,453	6,801
Residential 1-4 family	435	289
Residential 5+ multifamily	988	1,000
Commercial	—	—
Real estate secured	1,423	1,289
Consumer	42	—
Non-accrual troubled debt restructured loans	1,465	1,289
Troubled debt restructured loans	$7,918	$8,090

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Current	$6,276	$6,340
Past due 30-59 days	177	461
Past due 60-89 days	—	—
Accruing troubled debt restructured loans	6,453	6,801
Current	604	359
Past due 30-59 days	—	67
Past due 60-89 days	—	—
Past due 90-179 days	—	634
Past due 180 days and over	861	229
Non-accrual troubled debt restructured loans	1,465	1,289
Total troubled debt restructured loans	$7,918	$8,090

At June 30, 2019, 86.89% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.81% at December 31, 2018.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $3.8 million during the first six months of 2019 to $11.5 million, or 1.25% of gross loans receivable at June 30, 2019, compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018. The increase in potential problem loans primarily reflected the downgrade of certain residential, commercial and industrial and farm loans totaling $4.0 million, partly offset by the pay-off of two commercial loans and the upgrade of a commercial construction loan to accrual status.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Residential 1-4 family	$1,758	$1,300
Residential 5+ multifamily	773	—
Home equity lines of credit	—	29
Residential real estate	2,531	1,329
Commercial	5,398	5,567
Construction of commercial	246	141
Commercial real estate	5,644	5,708
Farm land	1,536	—
Real estate secured	9,711	7,037
Commercial and industrial	1,754	605
Total potential problem loans	$11,465	$7,642

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Current	$11,126	$6,543
Past due 30-59 days	240	78
Past due 60-89 days	99	226
Past due 90-179 days	—	795
Total potential problem loans	$11,465	$7,642

At June 30, 2019, 97.04% of potential problem loans were current with respect to loan payments, as compared with 85.62% at December 31, 2018. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $24.0 million during the first six months of 2019, or 2.6%, to $950.7 million at June 30, 2019, compared with $926.7 million at December 31, 2018. Approximately $13.2 of this increase was attributed to additional Certificate of Deposit Account Registry Service (“CDARS”) one-way buys and brokered certificates of deposit (“brokered CDs”). The remainder of the increase reflected normal business activity. CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to manage liquidity. Salisbury utilizes CDARS and brokered CDs, in addition to other sources, to fund its operations.

Retail repurchase agreements increased $2.2 million during 2019 to $6.3 million at June 30, 2019, compared with $4.1 million at December 31, 2018.

The distribution of average total deposits by account type is as follows:

	June 30, 2019			December 31, 2018
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$219,249	23.15%	0.00%	$223,356	25.61%	0.00%
Interest-bearing checking accounts	156,597	16.53	0.39	147,751	16.93	0.31
Regular savings accounts	184,346	19.46	0.61	171,662	19.67	0.71
Money market savings	209,351	22.11	1.07	195,741	22.43	0.64
Certificates of deposit (CD's)[1]	177,535	18.75	1.88	134,057	15.36	1.27
Total deposits	$947,078	100.00%	0.77%	$872,567	100.00%	0.31%

1CD's included CDARS one-way buys of $22.7 million at June 30, 2019 and $19.4 million at December 31, 2018 and brokered certificates of deposits of $30.0 million at June 30, 2019 and $20.0 million at December 31, 2018.

The classification of certificates of deposit by interest rates is as follows:

Interest rates	June 30, 2019	December 31, 2018
Less than 1.00%	$35,748	$38,992
1.00% to 1.99%	40,305	47,175
2.00% to 2.99%	95,670	75,512
3.00% to 3.99%	498	—
Total	$172,221	$161,679

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At June 30, 2019
Interest rates (in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$29,937	$5,810	$1	$—	$35,748	20.76%
1.00% to 1.99%	18,058	7,727	7,657	6,863	40,305	23.40%
2.00% to 2.99%	77,512	7,998	4,450	5,710	95,670	55.55%
3.00% to 3.99%	—	—	498	—	498	0.29%
Total	$125,507	$21,535	$12,606	$12,573	$172,221	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

June 30, 2019 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$28,476	$25,022	$36,018	$25,388	$114,901

FHLBB advances decreased $34.4 million during the first six months of 2019 to $32.8 million at June 30, 2019, compared with $67.2 million at December 31, 2018. The decrease reflected the maturity of borrowings advanced during 2018. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At June 30, 2019, $33 million of letters of credit were outstanding.

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

Operating activities for the six-month period ended June 30, 2019 provided net cash of $6.1 million. Investing activities utilized net cash of $6.1 million principally from $1.8 million of net loan originations and principal collections, $41.3 million of purchases of securities available-for-sale and $0.2 million of capital expenditures, partly offset by proceeds of $7.0 million from calls and maturities of securities available-for-sale, $28.1 million from the sale of available-for-sale-securities and $1.7 million net redemptions of FHLBB stock. Financing activities utilized net cash of $9.9 million, principally due to repayment of FHLBB long term advances of $25.0 million and $9.5 million in short term advances, this was partially offset by an increase in deposits of $13.4 million and an increase in time deposits of $10.5 million.

At June 30, 2019, Salisbury had outstanding commitments to fund new loan originations of $20.7 million and unused lines of credit of $127.5 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2019 and 2018

OVERVIEW

Net income allocated to common stock was $2.7 million, or $0.96 per common share, for the second quarter ended June 30, 2019 (second quarter 2019), compared with $1.9 million, or $0.68 per common share, for the second quarter ended June 30, 2018 (second quarter 2018), and $2.4 million, or $0.87 per common share, for the first quarter ended March 31, 2019 (first quarter 2019).

Net Interest Income

Tax equivalent net interest income for the second quarter 2019 decreased $76 thousand, or 0.9%, versus first quarter 2019, and increased $326 thousand, or 4.1%, versus second quarter 2018. Average earning assets increased $11.6 million versus first quarter 2019, and increased $74.9 million versus second quarter 2018. Average total interest bearing deposits increased $27.6 million versus first quarter 2019 and increased $95.3 million versus second quarter 2018. The tax equivalent net interest margin for the second quarter 2019 was 3.19% compared with 3.28% for the first quarter 2019 and 3.31% for the second quarter 2018. The decline in the net interest margin primarily reflected the higher cost of borrowing from the FHLBB and the repricing of deposits at higher interest rates. In addition, net interest income for the second quarter 2019 was reduced by $140 thousand for the write-off of unamortized premiums on purchased loans which paid off during the quarter. This write-off of premiums reduced second quarter tax equivalent net interest margin by approximately 0.05%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Loans (a)(d)	$923,513	$860,575	$9,984	$9,116	4.31%	4.24%
Securities (c)(d)	99,050	84,575	738	569	2.98	2.69
FHLBB stock	3,258	5,006	66	53	8.09	4.23
Short term funds (b)	35,853	36,648	186	128	2.08	1.40
Total earning assets	1,061,674	986,804	10,974	9,866	4.13	4.00
Other assets	56,081	54,317
Total assets	$1,117,755	$1,041,121
Interest-bearing demand deposits	$156,597	$145,913	154	101	0.39	0.28
Money market accounts	209,351	183,618	558	275	1.07	0.60
Savings and other	184,346	176,680	456	267	0.99	0.60
Certificates of deposit	177,535	126,246	831	354	1.88	1.12
Total interest-bearing deposits	727,829	632,457	1,999	997	1.10	0.63
Repurchase agreements	3,334	2,107	4	1	0.47	0.19
Capital lease	4,509	3,161	46	48	4.07	6.07
Note payable	266	300	4	4	6.06	5.33
Subordinated Debt (net of issuance costs)	9,843	9,820	156	156	6.34	6.35
FHLBB advances	37,462	74,886	279	500	2.94	2.67
Total interest-bearing liabilities	783,243	722,731	2,488	1,706	1.27	0.94
Demand deposits	221,012	213,926
Other liabilities	5,862	5,472
Shareholders' equity	107,638	98,992
Total liabilities & shareholders' equity	$1,117,755	$1,041,121
Net interest income			$8,486	$8,160
Spread on interest-bearing funds					2.86	3.05
Net interest margin (e)					3.19	3.31

(a)       Includes non-accrual loans.

(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $142,000 and $117,000, respectively, for 2019 and 2018 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2019 and 2018.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2019 versus 2018
Change in interest due to	Volume	Rate	Net
Loans	$674	$194	$868
Securities	103	66	169
FHLBB stock	(27)	40	13
Short term funds	(3)	61	58
Interest-earning assets	747	361	1,108
Deposits	206	797	1,002
Repurchase agreements	1	2	3
Capital lease	17	(19)	(2)
Note payable	—	—	—
Subordinated Debt	—	—	—
FHLBB advances	(264)	42	(221)
Interest-bearing liabilities	(40)	822	782
Net change in net interest income	$787	$(461)	$326

Interest Income

Tax equivalent interest income increased $1.1 million to $11.0 million for second quarter 2019 as compared with $9.9 million in second quarter 2018. Loan income as compared to second quarter 2018 increased $868 thousand, or 9.5%, primarily due to a $62.9 million, or 7.3%, increase in average loans. Tax equivalent securities income increased $169 thousand, or 29.7%, for second quarter 2019 as compared with second quarter 2018, primarily due to a $14.5 million, or 17.1%, increase in average balances. Income on short-term funds as compared to second quarter 2018 increased $58 thousand, or 45.3%, primarily due to a 68 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $782 thousand to $2.5 million for second quarter 2019 as compared with $1.7 million in second quarter 2018. Interest on deposit accounts increased $1.0 million, or 100.5%, as a result of a $95.4 million increase in the average balances and an average increase in deposit rates of 47 basis points as compared with second quarter 2018. Interest expense on FHLBB borrowings decreased $221 thousand as a result of an average balance decrease of $37.4 million as compared with second quarter 2018, partly offset by a 27 basis point increase in the average borrowing rate. Interest expense on subordinated debt totaled $156 thousand for the second quarter in both 2019 and 2018.

Provision and Allowance for Loan Losses

The provision for loan losses was $151 thousand for second quarter 2019, compared with $467 thousand for second quarter 2018. The decline in the provision reflected lower loan growth and lower net charge-offs compared with second quarter 2018. Net loan charge-offs were $14 thousand and $144 thousand for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2019	2018
Net charge-offs to average loans receivable, gross	0.00%	0.02%
Non-performing loans to loans receivable, gross	0.55	0.67
Accruing loans past due 30-89 days to loans receivable, gross	0.27	0.18
Allowance for loan losses to loans receivable, gross	0.97	0.84
Allowance for loan losses to non-performing loans	175.56	125.51
Non-performing assets to total assets	0.49	0.58

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 0.97% at June 30, 2019 compared to 0.84% at June 30, 2018 and the ratio of the allowance for loan losses to non-performing loans increased to 175.56% at June 30, 2019 from 125.51% at June 30, 2018. In first quarter 2019, Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, gross loans receivable and the allowance for loan losses increased by $663 thousand and the coverage ratios also increased. The balance of net loans receivable did not change as a result of this transfer.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $5.1 million or 0.55% of gross loans receivable at June 30, 2019 as compared to $5.9 million, or 0.67%, at June 30, 2018. Accruing loans past due 30-89 days increased $1.0 million to $2.5 million, or 0.27% of gross loans receivable from $1.5 million, or 0.17% of gross loans receivable, at June 30, 2018. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during the first six months of 2019.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2019.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Trust and wealth advisory	$1,044	$949	$95	10%
Service charges and fees	1,012	892	120	13.5
Gains(losses) gains on sales of mortgage loans, net	1	(1)	2	n/a
Mortgage servicing, net	80	84	(4)	(4.8)
Gains (losses) on CRA mutual fund	12	(7)	19	n/a
Gains on available-for-sale securities, net	281	17	264	n/a
Other	118	124	(6)	(4.8)
Total non-interest income	$2,548	$2,058	$490	23.8%

Non-interest income for second quarter 2019 increased $490 thousand versus second quarter 2018 or $207 thousand excluding the gains on the sale of AFS securities and gains on the CRA mutual fund. Trust and Wealth Advisory increased $95 thousand versus second quarter 2018 primarily due to higher asset-based fees. Assets under administration increased $22 million from March 31, 2019 to $713 million as of June 30, 2019 and increased $45 million from June 30, 2018. Service charges and fees increased $120 thousand versus second quarter 2018 due to higher interchange, deposit and lending fees. Lending fees for the second quarter 2019 included prepayment penalty fees of $25 thousand whereas no prepayment penalty fees were recorded in the second quarter 2018. Income from sales of mortgage loans was minimal during both the second quarter 2019 and second quarter 2018. Mortgage loans of $0.3 million were sold during the second quarter 2019 whereas no mortgage loans were sold in second quarter 2018. Mortgage servicing fees decreased $4 thousand compared with second quarter 2018 on slightly lower servicing income and higher amortization expense for mortgage servicing rights. Second quarter 2019 and second quarter 2018 included mortgage servicing amortization and periodic impairment charges (net) of $13 thousand and $11 thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Salaries	$2,959	$2,939	$20	0.7%
Employee benefits	1,042	969	73	7.5
Premises and equipment	1,004	1,101	(97)	(8.8)
Data processing	577	556	21	3.8
Professional fees	583	611	(28)	(4.6)
OREO gains, losses and write-downs	270	1	269	n/a
Collections and other real estate owned	79	235	(156)	(66.4)
FDIC insurance	140	123	17	13.8
Marketing and community support	151	222	(71)	(32.0)
Amortization of core deposit intangibles	99	116	(17)	(14.7)
Other	535	544	(9)	(1.7)
Non-interest expense	$7,439	$7,417	$22	0.3%

Non-interest expense for second quarter 2019 increased $22 thousand versus second quarter 2018 or decreased $247 thousand, excluding a loss on the sale of an OREO property. Total compensation expense increased $93 thousand versus the second quarter 2018. The increase reflected the higher cost of medical benefits and lower deferred compensation expense as a result of lower loan volume. Premises and equipment expense decreased $97 thousand versus second quarter 2018. The year-over-year decrease primarily reflected lower lease and depreciation expense as well as other operating costs associated with the relocation of the Newburgh and Fishkill, N.Y. branches into new locations. Data processing expense increased $21 thousand versus second quarter 2018 primarily due to higher core system charges and higher ATM network processing fees, which were partly offset by lower data communications expenses and lower Trust & Wealth data processing charges. Professional fees decreased $28 thousand versus second quarter 2018 as lower consulting fees were partly offset by higher legal and internal audit fees. The second quarter 2018 included one-time legal and consultation expenses of approximately $75 thousand related to the acquisition of the Fishkill, N.Y. branch from Orange Bank & Trust Company. Collections, OREO and loan related expenses decreased $156 thousand versus second quarter 2018 primarily as a result of lower OREO carrying costs, delinquent real estate taxes on foreclosed properties and appraisal costs. The decrease in marketing and community support primarily reflected costs incurred in second quarter 2018 associated with the relocation of the Newburgh, N.Y. and Fishkill, N.Y. branches.

Income Taxes

The effective income tax rates for second quarter 2019 and second quarter 2018 were 18.14% and 14.35%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the six month periods ended June 30, 2019 and 2018

Overview

Net income allocated to common stock was $5.1 million, or $1.83 per common share, for the six month period ended June 30, 2019 (six month period 2019), compared with $3.9 million, or $1.40 per common share, for the six month period ended June 30, 2018 (six month period 2018).

Net Interest Income

Tax equivalent net interest income for the six month period 2019 increased $778 thousand, or 4.8%, versus the six month period 2018. Average earning assets increased $92.3 million versus the six month period 2018. Average total interest bearing deposits increased $94.3 million versus the six month period 2018. The net interest margin of 3.22% decreased 16 basis points from 3.39% for the six month period 2018. The decline in the net interest margin primarily reflected higher interest rates on interest-bearing deposits.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Loans (a)(d)	$920,915	$840,802	$20,021	$17,874	4.35%	4.25%
Securities (c)(d)	97,856	82,516	1,454	1,071	2.97	2.60
FHLBB stock	3,723	4,450	138	92	7.41	4.13
Short term funds (b)	33,408	35,864	341	248	2.04	1.38
Total earning assets	1,055,902	963,632	21,954	19,285	4.16	4.00
Other assets	56,552	53,530
Total assets	$1,112,454	$1,017,162
Interest-bearing demand deposits	$153,910	$145,459	298	192	0.39	0.26
Money market accounts	204,572	186,088	1,032	503	1.01	0.54
Savings and other	184,266	164,001	907	417	0.98	0.51
Certificates of deposit	171,334	124,185	1,558	662	1.82	1.07
Total interest-bearing deposits	714,082	619,733	3,795	1,774	1.06	0.57
Repurchase agreements	3,039	2,366	7	3	0.46	0.25
Capital lease	4,293	2,563	92	83	4.29	6.48
Note payable	271	304	8	9	5.90	5.92
Subordinated Debt (net of issuance costs)	9,841	9,817	312	312	6.34	6.36
FHLBB advances	48,507	62,888	691	833	2.85	2.65
Total interest-bearing liabilities	780,033	697,671	4,905	3,014	1.26	0.86
Demand deposits	219,825	215,349
Other liabilities	6,504	5,675
Shareholders' equity	106,092	98,467
Total liabilities & shareholders' equity	$1,112,454	$1,017,162
Net interest income			$17,049	$16,271
Spread on interest-bearing funds					2.90	3.14
Net interest margin (e)					3.22	3.38
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $268,000 and $236,000, respectively for 2019 and 2018 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2019 and 2018.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2019 versus 2018
Change in interest due to	Volume	Rate	Net
Loans	$1,722	$425	$2,147
Securities	214	169	383
FHLBB stock	(21)	67	46
Short term funds	(21)	114	93
Interest-earning assets	1,894	775	2,669
Deposits	386	1,635	2,021
Repurchase agreements	1	3	4
Capital lease	47	(38)	9
Note payable	(1)	—	(1)
Subordinated Debt	1	(1)	—
FHLBB advances	(198)	56	(142)
Interest-bearing liabilities	236	1,655	1,891
Net change in net interest income	$1,658	$(880)	$778

Interest Income

Tax equivalent interest income increased $2.7 million to $22.0 million for the six month period 2019 compared with $19.3 million for the six month period 2018. Loan income, as compared to the six months of 2018, increased $2.1 million, or 12%, primarily due to an $80.1 million, or 9.5%, increase in average loans and a 10 basis point increase in the average yield. Tax equivalent securities income increased $0.4 million, or 35.8%, for the six month period 2019 as compared with the six month period 2018, primarily due to a $15.3 million increase in average volume and a 37 basis point increase in average yield. Income on short-term funds as compared to six month period 2018 increased $93 thousand, or 37.5%, primarily due to a 66 basis point increase in the average short-term funds yields, partly offset by a $2.5 million, or 6.8%, decrease in average short-term funds.

Interest Expense

Interest expense increased $1.9 million to $4.9 million for the six month period 2019 compared with $3.0 million for the six month period 2018. Interest on deposit accounts increased $2.0 million, or 113.9%, as a result of a $94.3 million increase in the average balances and an increase in average deposit rates of 49 basis points compared with the six month period 2018. Interest expense on FHLBB borrowings decreased $142 thousand, or 17.0%, as a result of an average balance decrease of $14.4 million compared with the six month period 2018, partly offset by a 20 basis point increase in the average borrowings rate. Interest expense on subordinated debt totaled $312 thousand for the six month periods 2019 and 2018.

Provision and Allowance for Loan Losses

The provision for loan losses was $445 thousand for the six month period ended June 30, 2019 as compared to $793 thousand for the six month period ended June 30, 2018. Net loan charge-offs were $53 thousand and $187 thousand for the respective periods.

Reserve coverage at June 30, 2019, as measured by the ratio of allowance for loan losses to gross loans, at 0.97%, compares with 0.85% a year ago at June 30, 2018. The increase in the coverage ratio reflected the transfer of the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves in first quarter 2019. During the first six months of 2019, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $1.5 million to $5.1 million. Non-performing loans represent 0.55% of gross loans receivable, a decrease from 0.71% at December 31, 2018. At June 30, 2019, accruing loans past due 30-89 days increased $0.3 million to $2.5 million or 0.27% of gross loans receivable from 0.24% at December 31, 2018. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Trust and wealth advisory	$1,950	$1,843	$107	5.8%
Service charges and fees	1,932	1,760	172	9.8
Gains on sales of mortgage loans, net	8	17	(9)	(52.9)
Mortgage servicing, net	156	167	(11)	(6.6)
Gains (losses) on CRA mutual fund	23	(20)	43	n/a
Gains (losses) on available-for-sale securities, net	272	16	256	n/a
Other	234	249	(15)	(6.0)
Total non-interest income	$4,575	$4,032	$543	13.5%

Non-interest income for the six month period ended June 30, 2019 increased $543 thousand versus the same period in 2018. Excluding gains on the sale of AFS securities and gains (losses) on the CRA mutual fund, non-interest income increased $244 thousand versus second quarter 2018. Trust and wealth advisory revenues increased $107 thousand mainly due to growth in asset based fees. Service charges and fees increased $172 thousand due to higher deposit, interchange and lending-related fees. Income from sales of mortgage loans decreased $9 thousand substantially due to lower gains on sales of fixed rate residential mortgage loans. Mortgage loans sales totaled $0.5 million for the six month period ended June 30, 2019 compared with $0.7 million for the six month period ended June 30, 2018. The six month periods ended June 30, 2019 and 2018 included mortgage servicing amortization of $24 thousand and $23 thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Salaries	$5,952	$5,785	$167	2.9%
Employee benefits	2,227	2,128	99	4.7
Premises and equipment	1,976	2,125	(149)	(7.0)
Data processing	1,086	1,042	44	4.2
Professional fees	1,118	1,230	(112)	(9.1)
OREO gains, losses and write-downs	322	53	269	n/a
Collections and other real estate owned	209	316	(107)	(33.9)
FDIC insurance	303	253	50	19.8
Marketing and community support	307	463	(156)	(33.7)
Amortization of core deposit intangible assets	203	236	(33)	(14.0)
Other	947	965	(18)	(1.9)
Non-interest expense	$14,650	$14,596	$54	0.4%

Non-interest expense for the six month period ended June 30, 2019 increased $54 thousand versus the same period in 2018. Salaries increased $167 thousand primarily due to increased staffing levels and lower deferred expenses due to lower loan volume. Benefits increased $99 thousand primarily due to an increase in the cost of medical premiums partly offset by lower ESOP and 401-K accruals. Premises and equipment decreased $149 thousand primarily due to lower depreciation, software maintenance and machine maintenance and repairs expense. Data processing increased $44 thousand mainly due to expenses related to core processing and higher ATM fees, partly offset by lower data communications expenses. The decrease in professional fees of $112 thousand versus the six month period 2018 primarily reflected lower consulting and investment management expenses. The six month period ended June 30, 2018 also included one-time legal and consultation expenses of approximately $75 thousand related to the acquisition of the Fishkill, N.Y. branch from Orange Bank & Trust Company. Collections, OREO and loan related expense decreased $107 thousand on lower delinquent taxes on foreclosed properties, lower mortgage taxes and lower OREO carrying costs. FDIC insurance costs increased due to the growth in deposit balances. Marketing and community support decreased $156 thousand primarily due to marketing expenses incurred in the prior year period related to the acquisition and relocation of the Newburgh, N.Y. and Fishkill N.Y. branches. Other expenses decreased $18 thousand as higher director fees were offset by lower employee-related expenses and lower investor relations costs.

Income taxes

The effective income tax rates for the six month periods ended June 30, 2019 and June 30, 2018 were 17.95% and 16.31%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets.

CAPITAL RESOURCES

Shareholders' equity was $109.0 million at June 30, 2019, up $5.5 million from December 31, 2018. Book value and tangible book value per common share were $38.59 and $33.28, respectively, compared with $36.86 and $31.45, respectively, at December 31, 2018. Contributing to the increase in shareholders' equity for year-to-date 2019 was net income of $5.1 million and issued stock of $0.2 million, partially offset by other common stock dividends of $1.6 million. Other comprehensive income consists of unrealized gains on securities available-for-sale, net of tax, of $1.7 million for year-to-date June 30, 2019.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Bank must meet specific guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Failure to meet minimum capital requirements could result in supervisory actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.

Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well-capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows:

	June 30, 2019	December 31, 2018
Total Capital (to risk-weighted assets)	12.57%	12.09%
Tier 1 Capital (to risk-weighted assets)	11.54	11.17
Common Equity Tier 1 Capital (to risk-weighted assets)	11.54	11.17
Tier 1 Capital (to average assets)	9.10	8.83

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 8% or above, a Common Equity Tier 1 ratio of 6.5% or above, and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to the Bank's safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices.

The FRB's final rules implementing the Basel Committee on Banking Supervision's capital guidelines for bank holding companies and their bank subsidiaries include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of June 30, 2019, the Bank met each of its' capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

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

Dividends

Salisbury paid $1.571 million in common stock dividends during the six month period ended June 30, 2019.

On July 26, 2019, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on August 30, 2019 to shareholders of record on August 16, 2019. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's June 30, 2019 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2019, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates – a decline in market interest rates ranging from 124 basis points for the 2-year Treasury rates to 102 basis points for the 10-year Treasury in year one and then an increase in market interest rates ranging from 61 basis points for the 2 year treasury rate to 48 basis points for the 10-year Treasury in year two. In this scenario, the yield curve is inverted through 2019 with the Fed Funds rate being drastically cut late in 2019 and into early 2020. Ultimately, the yield curve slopes upward but at very low overall market interest rates. Deposit rates are assumed to shift by lessor amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2019, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of June 30, 2019.

As of June 30, 2019	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(8.30)%	(1.70)%
Immediately falling interest rates - 100bp (static growth assumptions)	(1.30)	(4.50)
Immediately rising increase rates + 400bp (static growth assumptions)	(11.20)	(2.60)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2019 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	(5)	(214)
Municipal bonds	(1,116)	(2,507)
Mortgage backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	(632)	(2,068)
Collateralized mortgage obligations:
U.S. Government agencies	(347)	(1,770)
Corporate bonds	(62)	(147)
Total available-for-sale debt securities	$(2,162)	$(6,706)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2019.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

Item 1A.	RISK FACTORS

During the six months ended June 30, 2019, there were no material changes to the risk factors previously disclosed in Salisbury's.

Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant's 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).

3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 11, 2009).

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 19, 2009).

3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant's Form 8-K filed on August 25, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed October 30, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).

4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant's Form 8-K filed December 10, 2015).

10.1	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and approved by shareholders at Salisbury's 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant's definitive proxy statement filed April 10, 2017).

10.2	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

August 8, 2019	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 8, 2019	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

