Form 10-Q
period 2019-09-30
SALISBURY BANCORP INC
filed 2019-11-08
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐

Accelerated filer ☑

Non-accelerated filer ☐

Smaller reporting company ☑

Emerging growth company ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 8, 2019 is 2,823,212.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Cash and due from banks	$7,670	$7,238
Interest bearing demand deposits with other banks	45,878	51,207
Total cash and cash equivalents	53,548	58,445
Interest bearing time deposits with financial institutions	786	—
Securities
Available-for-sale at fair value	94,814	91,818
CRA mutual fund	881	836
Federal Home Loan Bank of Boston stock at cost	2,575	4,496
Loans held-for-sale	506	—
Loans receivable, net (allowance for loan losses: $8,846 and $7,831)	915,083	909,279
Other real estate owned	317	1,810
Bank premises and equipment, net	17,567	18,175
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,795 and $4,498)	1,086	1,383
Accrued interest receivable	3,425	3,148
Cash surrender value of life insurance policies	20,441	14,438
Deferred taxes	941	1,276
Other assets	18,455	2,635
Total Assets	$1,144,240	$1,121,554
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$247,771	$228,448
Demand (interest bearing)	160,139	153,586
Money market	238,494	204,219
Savings and other	166,298	178,807
Certificates of deposit	153,476	161,679
Total deposits	966,178	926,739
Repurchase agreements	8,588	4,104
Federal Home Loan Bank of Boston advances	37,828	67,154
Subordinated debt	9,853	9,835
Note payable	255	280
Finance lease obligations	1,729	3,081
Accrued interest and other liabilities	8,229	6,902
Total Liabilities	1,032,660	1,018,095
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,899,408 and 2,884,988
Outstanding: 2,823,212 and 2,806,781	282	281
Unearned compensation - restricted stock awards	(887)	(711)
Paid-in capital	44,372	43,770
Retained earnings	66,104	60,339
Accumulated other comprehensive income (loss), net	1,709	(220)
Total Shareholders' Equity	111,580	103,459
Total Liabilities and Shareholders' Equity	$1,144,240	$1,121,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share amounts)	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$10,045	$9,570	$29,859	$27,226
Interest on debt securities
Taxable	530	596	1,734	1,588
Tax exempt	166	28	355	89
Other interest and dividends	282	322	761	662
Total interest and dividend income	11,023	10,516	32,709	29,565
Interest expense
Deposits	1,879	1,323	5,674	3,098
Repurchase agreements	9	4	16	6
Capital lease	43	48	135	130
Note payable	4	4	12	14
Subordinated debt	156	156	468	468
Federal Home Loan Bank of Boston advances	265	481	956	1,314
Total interest expense	2,356	2,016	7,261	5,030
Net interest and dividend income	8,667	8,500	25,448	24,535
Provision for loan losses	94	378	539	1,171
Net interest and dividend income after provision for loan losses	8,573	8,122	24,909	23,364
Non-interest income
Trust and wealth advisory	1,023	936	2,973	2,779
Service charges and fees	1,003	932	2,935	2,693
Gains on sales of mortgage loans, net	42	21	50	38
Mortgage servicing, net	76	84	232	251
Gains (losses) on CRA mutual fund	6	(6)	29	(26)
(Losses) gains on available-for-sale securities, net	(9)	—	263	16
Other	115	121	349	370
Total non-interest income	2,256	2,088	6,831	6,121
Non-interest expense
Salaries	3,042	3,078	8,994	8,864
Employee benefits	1,181	1,065	3,408	3,192
Premises and equipment	974	1,036	2,950	3,161
Data processing	534	519	1,620	1,561
Professional fees	572	496	1,690	1,725
OREO losses and write-downs	84	38	406	91
Collections and other real estate owned	119	116	328	432
FDIC insurance	(9)	141	294	394
Marketing and community support	141	167	448	630
Amortization of intangibles	93	111	297	347
Other	453	562	1,398	1,528
Total non-interest expense	7,184	7,329	21,833	21,925
Income before income taxes	3,645	2,881	9,907	7,560
Income tax provision	657	537	1,781	1,301
Net income	$2,988	$2,344	$8,126	$6,259
Net income available to common stock	$2,940	$2,311	$8,016	$6,185

Basic earnings per common share	$1.06	$0.84	$2.88	$2.24
Weighted average common shares outstanding, to calculate basic earnings per share	2,783	2,764	2,781	2,762
Diluted earnings per common share	$1.05	$0.83	$2.87	$2.23
Weighted average common shares outstanding, to calculate diluted earnings per share	2,795	2,779	2,793	2,780
Common dividends per share	$0.28	$0.28	$0.84	$0.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2019	2018	2019	2018
Net income	$2,988	$2,344	$8,126	$6,259
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	313	(162)	2,704	(1,475)
Reclassification of net realized losses (gains) and write-downs in net income (1)	9	—	(263)	(16)
Unrealized gains (losses) on securities available-for-sale	322	(162)	2,441	(1,491)
Income tax (expense) benefit	(67)	34	(512)	322
Other comprehensive income (loss)	255	(128)	1,929	(1,169)
Comprehensive income	$3,243	$2,216	$10,055	$5,089

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending September 30, 2019 was $2 thousand. The net tax effect for the nine months ending September 30, 2019 and 2018 were ($55) thousand and ($3) thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at June 30, 2018	2,803,126	$280	$43,727	$57,002	$(983)	$(846)	$99,180
Net income for period	—	—	—	2,344	—	—	2,344
Other comprehensive loss, net of tax	—	—	—	—	—	(128)	(128)
Common stock dividends declared	—	—	—	(785)	—	—	(785)
Stock options exercised	1,755	(1)	31	—	—	—	30
Issuance of restricted common stock	—	1	(1)	—	—	—	—
Stock based compensation-restricted stock awards	—	—	—	—	126	—	126
Balances at September 30, 2018	2,804,881	$280	$43,757	$58,561	$(857)	$(974)	$100,767
Balances at June 30, 2019	2,823,476	$282	$44,382	$63,905	$(1,075)	$1,454	$108,948
Net income	—	—	—	2,988	—	—	2,988
Other comprehensive loss, net of tax	—	—	—	—	—	255	255
Common stock dividends declared	—	—	—	(789)	—	—	(789)
Stock options exercised	—	—	—	—	—	—	—
Forfeiture of stock awards	(250)	—	(10)	—	10	—	—
Retired common stock	(14)	—	—	—	—	—	—
Stock based compensation-restricted stock awards	—	—	—	—	178	—	178
Balances at September 30, 2019	2,823,212	$282	$44,372	$66,104	$(887)	$1,709	$111,580
5

Nine months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income for period	—	—	—	6,259	—	—	6,259
Adoption of ASU 2016-01	—	—	—	(16)	—	16
Other comprehensive loss, net of tax	—	—	—		—	(1,169)	(1,169)
Common stock dividends declared	—	—	—	(2,346)	—	—	(2,346)
Stock options exercised	6,455	—	175	—	—	—	175
Issuance of restricted common stock	9,250	1	409	—	(410)	—	—
Issuance of director's restricted stock awards	3,960	—	175	—	(175)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	334	—	334
Balances at September 30, 2018	2,804,881	$280	$43,757	$58,561	$(857)	$(974)	$100,767
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income for period	—	—	—	8,126	—	—	8,126
Other comprehensive income, net of tax	—	—	—		—	1,929	1,929
Common stock dividends declared	—	—	—	(2,361)	—	—	(2,361)
Stock options exercised	2,025	—	34	—	—	—	34
Issuance of restricted common stock	11,530	1	457	—	(458)	—	—
Forfeiture of stock awards	(710)	—	(31)	—	31	—	—
Issuance of director's restricted stock awards	3,600	—	142	—	(142)	—	—
Retired Common Stock	(14)	—	—	—	—	—	—
Stock based compensation-restricted stock awards	—	—	—	—	393	—	393
Balances at September 30, 2019	2,823,212	$282	$44,372	$66,104	$(887)	$1,709	$111,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2019	2018
Operating Activities
Net income	$8,126	$6,259
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	238	32
Bank premises and equipment	1,210	1,249
Core deposit intangible	297	347
Modification fees on Federal Home Loan Bank of Boston advances	174	174
Subordinated debt issuance costs	18	18
Mortgage servicing rights	36	34
Fair value adjustment on loans	(64)	(658)
Fair value adjustment on deposits	(6)	(30)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(263)	(16)
CRA Mutual Fund	(29)	26
Sales of loans, excluding capitalized servicing rights	(50)	(28)
Other real estate owned	406	91
Sales/disposals of premises and equipment	—	1
Provision for loan losses	539	1,171
Proceeds from loans sold	6,107	1,946
Loans originated for sale	(6,563)	(1,838)
Decrease (increase) in deferred loan origination fees and costs, net	62	(179)
Mortgage servicing rights originated	(25)	(18)
Increase in interest receivable	(277)	(647)
Deferred tax benefit	(176)	(471)
Increase in prepaid expenses	(147)	(167)
Increase in cash surrender value of life insurance policies	(253)	(246)
Decrease in income tax receivable	137	839
Increase (decrease) in other assets	728	(48)
(Decrease) increase in accrued expenses	(348)	496
Increase in interest payable	270	283
(Decrease) increase in other liabilities	(147)	1,596
Stock based compensation-restricted stock awards	393	334
Net cash provided by operating activities	10,393	10,550
Investing Activities
Redemption (purchase) of Federal Home Loan Bank of Boston stock, net of redemptions	1,921	(1,175)
Purchases of securities available-for-sale	(51,931)	(40,035)
Purchases of interest bearing time deposits with financial institutions	(786)	—
Proceeds from sales of securities available-for-sale	41,802	8,410
Proceeds from calls of securities available-for-sale	75	995
Proceeds from principal payments and maturities of securities available-for-sale	9,523	11,554
Reinvestment of CRA Mutual Fund	(16)	(14)
Loan originations and principal collections, net	(6,405)	(89,457)
Recoveries of loans previously charged off	64	50
Proceeds from sales of other real estate owned	1,086	288
Capital expenditures	(1,760)	(1,209)
Purchase of life insurance policies	(5,750)	—
Cash and cash equivalents paid for acquisition	—	(298)
Net cash used by investing activities	(12,177)	(110,891)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine months ended September 30, (in thousands)	2019	2018
Financing Activities
Increase in deposit transaction accounts, net	47,642	57,502
(Decrease) increase in time deposits, net	(23,193)	20,872
Increase in securities sold under agreements to repurchase, net	4,484	4,990
Federal Home Loan Bank of Boston short-term advances, net change	5,500	82,000
Principal payments on Federal Home Loan Bank of Boston advances	(35,000)	(69,000)
Principal payments on note payable	(25)	(24)
Decrease in capital lease obligation	(194)	(94)
Stock options exercised	34	175
Common stock dividends paid	(2,361)	(2,346)
Net cash (applied to) provided by financing activities	(3,113)	94,075
Net decrease in cash and cash equivalents	(4,897)	(6,266)
Cash and cash equivalents, beginning of period	58,445	48,486
Cash and cash equivalents, end of period	$53,548	$42,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Supplemental Cash Flow Information:
Cash paid for interest	$6,805	$4,585
Cash paid for income taxes	1,593	665
Non-cash investing and financing activity:
Assets acquired under capital lease	—	1,373
Assets under capital lease paid off	(1,158)
Adoption of ASU 2016-02 - Other assets	1,552	—
Adoption of ASU 2016-02 – Other liabilities	(1,552)	—
Adoption of ASU 2016-01	—	16
Other Assets – Receivable from Broker	14,996	—
Branch Acquisitions (1)
Cash and cash equivalents (paid) acquired		(298)
Net loans acquired		7,849
Fixed assets acquired (including capital leases)		761
Accrued interest receivable acquired		5
Other assets acquired		6
Deposits assumed		8,323
Capital lease assumed		—
Other liabilities assumed		—
(1)	Includes the acquisition Orange Bank & Trust Company's Fishkill, New York Branch in 2018.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. In July 2018, the FASB issued ASU 2018-10 which provided technical corrections to the new lease standard. In August 2018, the FASB issued ASU 2018-11 Leases – Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new lease standard. ASU 2018-11 has the same effective date as ASU 2016-02 (January 1, 2019 for the Company). Salisbury adopted ASU 2018-11 and elected the transition option. In March 2019, the FASB issued ASU 2019-01, the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of AU 2016-02, Salisbury elected to early adopt ASU 2019-01 on January 1, 2019. Salisbury's consolidated assets and liabilities increased by approximately $1.6 million due to the recording of operating leases as a result of adopting ASU 2016-02 effective January 1, 2019. See also Note 4 to the Consolidated Financial Statement for further information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. On October 16, 2019 the FASB formally delayed the implementation of this standard for smaller reporting companies to years beginning after December 15, 2022, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company because its public float is less than $250 million. Upon adoption, Salisbury will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. Salisbury anticipates that the adoption of ASU 2016-13 will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses and the Bank will continue to evaluate the extent of the impact.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
September 30, 2019
Available-for-sale
U.S. Government Agency notes	$4,642	$165	$3	$4,804
Municipal bonds	26,604	746	45	27,305
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	30,534	624	37	31,121
Collateralized mortgage obligations:
U.S. Government agencies	26,621	626	—	27,247
Corporate bonds	4,250	87	—	4,337
Total securities available-for-sale	$92,651	$2,248	$85	$94,814
CRA mutual fund	$881	$—	$—	$881
Non-marketable securities
Federal Home Loan Bank of Boston stock	$2,575	$—	$—	$2,575
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2018
Available-for-sale
U.S. Government Agency notes	$7,590	$83	$3	$7,670
Municipal bonds	5,334	45	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government sponsored enterprises	57,837	170	561	57,446
Collateralized mortgage obligations:
U.S. Government agencies	17,835	85	173	17,747
Corporate bonds	3,500	76	—	3,576
Total securities available-for-sale	$92,096	$459	$737	$91,818
CRA mutual fund	$836	$—	$—	$836
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,496	$—	$—	$4,496

Salisbury sold $41.8 million of available-for-sale securities during the nine month period ended September 30, 2019 realizing a pre-tax gain of $263 thousand and a related tax expense of $55 thousand. Salisbury sold $13.7 million in securities available-for-sale during the three month period ended September 30, 2019 realizing a pre-tax loss of $9 thousand and related tax benefit of $2 thousand. Salisbury sold $8.4 million of available-for-sale securities during the three and nine month periods ended September 30, 2018 realizing a pre-tax gain of $16 thousand and a related tax expense of $3 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$306	$3	$306	$3
Municipal bonds	6,307	45	—	—	6,307	45
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	6,097	34	731	3	6,828	37
Total temporarily impaired securities	$12,404	$79	$1,037	$6	$13,441	$85

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$34	$—	$532	$3	$566	$3
Mortgage-backed securities:
U.S. Government agencies and U.S. Government –sponsored enterprises	13,063	175	26,777	386	39,840	561
Collateralized mortgage obligations:
U.S. Government Agencies	—	—	8,281	173	8,281	173
Total temporarily impaired securities	$13,097	$175	$35,590	$562	$48,687	$737

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

September 30, 2019 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	Within 1 year	$49	$49	3.32%
	After 1 year but within 5 years	292	290	3.88
	After 5 year but within 10 years	4,301	4,465	3.36
	Total	4,642	4,804	3.39
Municipal bonds	Within 1 year	61	61	2.63
	After 5 year but within 10 years	1,741	1,846	3.16
	After 10 years	24,802	25,398	3.48
	Total	26,604	27,305	3.46
Mortgage-backed securities and Collateralized mortgage obligations	U.S. Government agencies	57,155	58,368	2.88
Corporate bonds	After 5 years but within 10 years	4,250	4,337	5.43
Securities available-for-sale		$92,651	$94,814	3.07%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2019.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Four securities had unrealized losses at September 30, 2019, which approximated 0.89% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2019.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Eight securities had unrealized losses at September 30, 2019, which approximated 0.72% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2019.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Eight securities had unrealized losses at September 30, 2019, which approximated 0.54% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of September 30, 2019. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

	September 30, 2019	December 31, 2018
(In thousands)	Total Loans	Total Loans
Residential 1-4 family	$336,475	$345,862
Residential 5+ multifamily	38,090	36,510
Construction of residential 1-4 family	13,206	12,041
Home equity lines of credit	34,072	34,433
Residential real estate	421,843	428,846
Commercial	284,249	283,599
Construction of commercial	12,053	8,976
Commercial real estate	296,302	292,575
Farm land	3,686	4,185
Vacant land	8,111	8,322
Real estate secured	729,942	733,928
Commercial and industrial	164,078	162,905
Municipal	22,260	14,344
Consumer	6,290	4,512
Loans receivable, gross	922,570	915,689
Deferred loan origination fees and costs, net	1,359	1,421
Allowance for loan losses	(8,846)	(7,831)
Loans receivable, net	$915,083	$909,279
Loans held-for-sale
Residential 1-4 family	$506	$—

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2019
Residential 1-4 family	$327,623	$3,877	$4,975	$—	$—	$336,475
Residential 5+ multifamily	36,242	102	1,746	—	—	38,090
Construction of residential 1-4 family	13,206	—	—	—	—	13,206
Home equity lines of credit	33,287	322	463	—	—	34,072
Residential real estate	410,358	4,301	7,184	—	—	421,843
Commercial	265,825	11,400	6,953	71	—	284,249
Construction of commercial	11,809	—	244	—	—	12,053
Commercial real estate	277,634	11,400	7,197	71	—	296,302
Farm land	1,959	—	1,727	—	—	3,686
Vacant land	8,049	62	—	—	—	8,111
Real estate secured	698,000	15,763	16,108	71	—	729,942
Commercial and industrial	161,540	732	1,806	—	—	164,078
Municipal	22,260	—	—	—	—	22,260
Consumer	6,247	5	38	—	—	6,290
Loans receivable, gross	$888,047	$16,500	$17,952	$71	$—	$922,570
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Residential 1-4 family	$337,520	$4,281	$4,061	$—	$—	$345,862
Residential 5+ multifamily	34,726	784	1,000	—	—	36,510
Construction of residential 1-4 family	12,041	—	—	—	—	12,041
Home equity lines of credit	33,728	265	440	—	—	34,433
Residential real estate	418,015	5,330	5,501	—	—	428,846
Commercial	270,461	4,530	8,608	—	—	283,599
Construction of commercial	8,482	—	494	—	—	8,976
Commercial real estate	278,943	4,530	9,102	—	—	292,575
Farm land	3,969	—	216	—	—	4,185
Vacant land	8,253	69	—	—	—	8,322
Real estate secured	709,180	9,929	14,819	—	—	733,928
Commercial and industrial	159,127	2,672	1,106	—	—	162,905
Municipal	14,344	—	—	—	—	14,344
Consumer	4,502	10	—	—	—	4,512
Loans receivable, gross	$887,153	$12,611	$15,925	$—	$—	$915,689
13

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
September 30, 2019
Residential 1-4 family	$334,992	$228	$203	$269	$783	$1,483	$134	$2,331
Residential 5+ multifamily	37,229	—	—	—	861	861	—	982
Construction of residential 1-4 family	13,206	—	—	—	—	—	—	—
Home equity lines of credit	33,503	164	46	—	359	569	—	463
Residential real estate	418,930	392	249	269	2,003	2,913	134	3,776
Commercial	283,734	7	71	293	144	515	293	928
Construction of commercial	12,053	—	—	—	—	—	—	—
Commercial real estate	295,787	7	71	293	144	515	293	928
Farm land	3,494	—	192	—	—	192	—	199
Vacant land	8,070	—	41	—	—	41	—	—
Real estate secured	726,281	399	553	562	2,147	3,661	427	4,903
Commercial and industrial	163,971	6	100	1	—	107	1	—
Municipal	22,260	—	—	—	—	—	—	—
Consumer	6,288	1	1	—	—	2	—	38
Loans receivable, gross	$918,800	$406	$654	$563	$2,147	$3,770	$428	$4,941

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2018
Residential 1-4 family	$342,881	$1,100	$521	$—	$1,360	$2,981	$—	$2,092
Residential 5+ multifamily	35,648	—	—	633	229	862	—	1,000
Construction of residential 1-4 family	12,041	—	—	—	—	—	—	—
Home equity lines of credit	33,806	235	33	—	359	627	—	411
Residential real estate	424,376	1,335	554	633	1,948	4,470	—	3,503
Commercial	281,053	264	240	833	1,209	2,546	654	1,388
Construction of commercial	8,835	—	—	141	—	141	141	252
Commercial real estate	289,888	264	240	974	1,209	2,687	795	1,640
Farm land	4,185	—	—	—	—	—	—	216
Vacant land	8,280	42	—	—	—	42	—	—
Real estate secured	726,729	1,641	794	1,607	3,157	7,199	795	5,359
Commercial and industrial	162,507	—	38	—	360	398	—	360
Municipal	14,344	—	—	—	—	—	—	—
Consumer	4,504	2	6	—	—	8	—	—
Loans receivable, gross	$908,084	$1,643	$838	$1,607	$3,517	$7,605	$795	$5,719

For the third quarter 2019, one residential loan with a loan balance of $791 thousand was modified in a troubled debt restructuring for interest only payments to sell the property and one CRE loan of $274 thousand was modified for extension. There were no troubled debt restructurings in the third quarter for 2018. For the nine months ended September 2019, five troubled debt restructurings with a combined loan balance of $1.7 million were modified. $651 thousand was modified for a rate reduction and one residential loan with a loan balance of $791 thousand was modified for interest only payments to sell the property and one CRE loan of $274 thousand was modified for extension. One CRE loan of $686 thousand was modified in a troubled debt restructuring for a rate reduction for the same period in 2018.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended September 30, 2019					Three months ended September 30, 2018
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,074	$175	$(31)	$1	$2,219	$2,007	$201	$—	$2	$2,210
Residential 5+ multifamily	495	(5)	—	—	490	258	80	—	—	338
Construction of residential 1-4 family	79	4	—	—	83	82	8	—	—	90
Home equity lines of credit	224	(11)	—	—	213	234	21	—	—	255
Residential real estate	2,872	163	(31)	1	3,005	2,581	310	—	2	2,893
Commercial	3,777	(149)	(20)	—	3,608	2,776	211	(26)	1	2,962
Construction of commercial	127	23	—	—	150	102	12	—	—	114
Commercial real estate	3,904	(126)	(20)	—	3,758	2,878	223	(26)	1	3,076
Farm land	47	—	—	—	47	37	(12)	—	7	32
Vacant land	89	(14)	—	—	75	134	(27)	—	—	107
Real estate secured	6,912	23	(51)	1	6,885	5,630	494	(26)	10	6,108
Commercial and industrial	1,176	74	(97)	14	1,167	1,144	(173)	(2)	7	976
Municipal	30	17	—	—	47	29	(11)	—	—	18
Consumer	81	(26)	(5)	3	53	63	(9)	(10)	7	51
Unallocated	688	6	—	—	694	515	77	—	—	592
Totals	$8,887	$94	$(153)	$18	$8,846	$7,381	$378	$(38)	$24	$7,745

In first quarter 2019 Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, which is reflected in the table below as the “acquisition discount transfer”, gross loans receivable and the allowance for loan losses increased by $663 thousand. The balance of net loans receivable did not change as a result of this transfer.

	Nine Months ended September 30, 2019						Nine Months ended September 30, 2018
(in thousands)	Beginning balance	Acquisition Discount Transfer	Provision	Charge- offs	Recoveries	Ending Balance	Beginning balance	Provision	Charge- offs	Recoveries	Ending balance
Residential 1-4 family	$2,149	$10	$90	$(32)	$2	$2,219	$1,862	$355	$(10)	$3	$2,210
Residential 5+ multifamily	413	—	77	—	—	490	155	183	—	—	338
Construction of residential 1-4 family	83	—	—	—	—	83	75	15	—	—	90
Home equity lines of credit	219	1	(7)	—	—	213	236	18	—	1	255
Residential real estate	2,864	11	160	(32)	2	$3,005	2,328	571	(10)	4	$2,893
Commercial	3,048	488	114	(44)	2	3,608	2,547	589	(175)	1	2,962
Construction of commercial	122	—	28	—	—	150	80	34	—	—	114
Commercial real estate	3,170	488	142	(44)	2	3,758	2,627	623	(175)	1	3,076
Farm land	33	—	14	—	—	47	32	(7)	—	7	32
Vacant land	100	—	(25)	—	—	75	131	(24)	—	—	107
Real estate secured	6,167	499	291	(76)	4	6,885	5,118	1,163	(185)	12	6,108
Commercial and industrial	1,158	164	(54)	(146)	45	1,167	984	(14)	(12)	18	976
Municipal	12	—	35	—	—	47	30	(12)	—	—	18
Consumer	56	—	11	(29)	15	53	81	5	(55)	20	51
Unallocated	438	—	256	—	—	694	563	29	—	—	592
Totals	$7,831	$663	$539	$(251)	$64	$8,846	$6,776	$1,171	$(252)	$50	$7,745

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2019
Residential 1-4 family	$330,146	$1,964	$6,329	$255	$336,475	$2,219
Residential 5+ multifamily	37,108	490	982	—	38,090	490
Construction of residential 1-4 family	13,206	83	—	—	13,206	83
Home equity lines of credit	33,609	213	463	—	34,072	213
Residential real estate	414,069	2,750	7,774	255	421,843	3,005
Commercial	280,218	3,366	4,031	242	284,249	3,608
Construction of commercial	12,053	150	—	—	12,053	150
Commercial real estate	292,271	3,516	4,031	242	296,302	3,758
Farm land	3,487	47	199	—	3,686	47
Vacant land	7,929	73	182	2	8,111	75
Real estate secured	717,756	6,386	12,186	499	729,942	6,885
Commercial and industrial	163,948	1,167	130	—	164,078	1,167
Municipal	22,260	47	—	—	22,260	47
Consumer	6,252	52	38	1	6,290	53
Unallocated allowance	—	694	—	—	—	694
Totals	$910,216	$8,346	$12,354	$500	$922,570	$8,846

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2018
Residential 1-4 family	$340,946	$2,042	$4,916	$107	$345,862	$2,149
Residential 5+ multifamily	34,835	413	1,675	—	36,510	413
Construction of residential 1-4 family	12,041	83	—	—	12,041	83
Home equity lines of credit	33,975	213	458	6	34,433	219
Residential real estate	421,797	2,751	7,049	113	428,846	2,864
Commercial	279,389	2,907	4,210	141	283,599	3,048
Construction of commercial	8,622	106	354	16	8,976	122
Commercial real estate	288,011	3,013	4,564	157	292,575	3,170
Farm land	3,969	33	216	—	4,185	33
Vacant land	8,132	98	190	2	8,322	100
Real estate secured	721,909	5,895	12,019	272	733,928	6,167
Commercial and industrial	162,404	1,158	501	—	162,905	1,158
Municipal	14,344	12	—	—	14,344	12
Consumer	4,512	56	—	—	4,512	56
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

September 30, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$900,006	$7,248	$—	$—	$900,006	$7,248
Potential problem loans [1]	10,210	404	—	—	10,210	404
Impaired loans	—	—	12,354	500	12,354	500
Unallocated allowance	—	694	—	—	—	694
Totals	$910,216	$8,346	$12,354	$500	$922,570	$8,846

December 31, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$895,527	$6,989	$—	$—	$895,527	$6,989
Potential problem loans [1]	7,642	132	—	—	7,642	132
Impaired loans	—	—	12,520	272	12,520	272
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2019
Residential	$4,855	$4,956	$3,531	$255	$129	$2,455	$3,103	$3,100	$21
Home equity lines of credit	—	—	32	—	—	463	530	449	—
Residential real estate	4,855	4,956	3,563	255	129	2,918	3,633	3,549	21
Commercial	2,996	3,014	2,376	242	76	1,036	1,747	1,950	41
Construction of commercial	—	—	100	—	—	—	—	50	—
Farm land	—	—	—	—	—	199	333	208	—
Vacant land	41	41	42	2	2	141	160	144	7
Real estate secured	7,892	8,011	6,081	499	207	4,294	5,873	5,901	69
Commercial and industrial	35	39	4	—	2	95	257	322	3
Consumer	38	39	16	1	—	—	—	4	—
Totals	$7,965	$8,089	$6,101	$500	$209	$4,389	$6,130	$6,227	$72

Note: The income recognized is for the nine month period ended September 30, 2019.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2018
Residential	$2,818	$2,864	$3,633	$123	$74	$5,303	$6,358	$3,540	$83
Home equity lines of credit	406	437	155	21	2	55	110	61	—
Residential real estate	3,224	3,301	3,788	144	76	5,358	6,468	3,601	83
Commercial	2,286	2,304	2,012	154	48	2,790	4,295	3,075	53
Construction of commercial	—	—	11	—	—	361	384	352	5
Farm land	—	—	—	—	—	224	435	236	—
Vacant land	43	43	43	3	2	149	171	152	8
Real estate secured	5,553	5,648	5,854	301	126	8,882	11,753	7,416	149
Commercial and industrial	—	—	52	—	—	505	602	459	3
Consumer	—	—	—	—	—	—	4	—	—
Totals	$5,553	$5,648	$5,906	$301	$126	$9,387	$12,359	$7,875	$152

Note: The income recognized is for the nine month period ended September 30, 2018.

NOTE 4 – LEASES

On January 1, 2019, the Bank adopted ASU 2016-02, “Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Bank leases facilities and equipment with various expiration dates through 2036. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The leases for two Bank facilities were accounted for as finance leases (previously referred to as capital leases) at September 30, 2019. In September 2019, the bank completed the purchase of its Newburgh, New York branch, which had previously been treated as a finance lease. The remaining leases were classified as operating leases, and therefore, were previously not recognized on the Bank's Consolidated Balance Sheet. Effective January 1, 2019, the Bank recorded approximately $1.6 million of right-of-use assets and corresponding lease liability related to these operating leases. The Bank does not have any leases with related parties and equipment leases are material to Salisbury's consolidated financial statements.

The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank's consolidated balance sheet as of September 30, 2019 and consolidated income statements for the nine months and three months ended September 30, 2019.

($ in thousands, except lease term and discount rate)	Classification		September 30, 2019
Assets
Operating	Other assets		$1,408
Finance	Bank premises and equipment [1]		1,529
Total Leased Assets			$2,937
Liabilities
Operating	Other liabilities		$1,408
Finance	Finance lease		1,729
Total lease liabilities			$3,137
[1] Net of accumulated depreciation of $269 thousand.

Lease cost	Classification	Nine months ended September 30, 2019	Three months ended September 30, 2019
Operating leases	Premises and equipment	$193	$70
Finance leases:
Amortization of leased assets	Premises and equipment	174	54
Interest on finance leases	Interest expense	135	43
Total lease cost		$502	$167

Weighted Average Remaining Lease Term
Operating leases			8.4 years
Financing leases			16.0 years
Weighted Average Discount Rate [1]
Operating leases			3.70%
Financing leases			8.41%
[1] Salisbury uses the FHLBB five year Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of September 30, 2019.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2019	$61	$47
2020	246	186
2021	228	192
2022	199	195
2023	134	197
Thereafter	783	2,174
Total future minimum lease payments	1,651	2,991
Less amount representing interest	(243)	(1,262)
Total present value of net future minimum lease payments	$1,408	$1,729

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	September 30, 2019	December 31, 2018
Residential mortgage loans serviced for others	$106,365	$111,378
Fair value of mortgage servicing rights	765	951

Changes in mortgage servicing rights are as follows:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2019	2018	2019	2018
Mortgage Servicing Rights
Balance, beginning of period	$209	$217	$228	$233
Originated	21	11	25	18
Amortization (1)	(13)	(11)	(36)	(34)
Balance, end of period	$217	$217	$217	$217
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net on the consolidated income statement.

NOTE 6 - PLEDGED ASSETS

(in thousands)	September 30, 2019	December 31, 2018
Securities available-for-sale (at fair value)	$70,737	$80,991
Loans receivable (at book value)	311,448	328,674
Total pledged assets	$382,185	$409,665

At September 30, 2019, securities were pledged as follows: $63.4 million to secure public deposits, $7.3 million to secure repurchase agreements and $0.05 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share data)	2019	2018	2019	2018
Net income	$2,988	$2,344	$8,126	$6,259
Less: Undistributed earnings allocated to participating securities	(48)	(33)	(110)	(74)
Net income allocated to common stock	$2,940	$2,311	$8,016	$6,185
Weighted average common shares issued	2,823	2,804	2,815	2,795
Less: Unvested restricted stock awards	(40)	(40)	(34)	(33)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,783	2,764	2,781	2,762
Add: Dilutive effect of stock options, unvested restricted stock awards and units	12	15	12	18
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,795	2,779	2,793	2,780
Earnings per common share (basic)	$1.06	$0.84	$2.88	$2.24
Earnings per common share (diluted)	$1.05	$0.83	$2.87	$2.23

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

The requirements of the final rules approved by the Federal Reserve Bank (“FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. A bank can be considered “well-capitalized” even if it does not maintain the capital conservation buffer as long as it meets the “well-capitalized” levels set forth below (and provided it is not subject to any written order, agreement, capital directive, etc.). A bank with a capital conservation buffer of at least 2.5% means that it generally will not be subject to certain limitations regarding capital distributions, such as dividend payments, discretionary payments on tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers.

The Bank's risk-weighted assets at September 30, 2019 and December 31, 2018 were $888.8 million and $860.6 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019

Total Capital (to risk-weighted assets)	$111,788	12.58%	$71,102	8.0%	$93,321	10.5%	$88,877	10.0%

Tier 1 Capital (to risk-weighted assets)	102,844	11.57	53,326	6.0	75,546	8.5	71,102	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	102,844	11.57	39,995	4.5	62,214	7.0	57,770	6.5

Tier 1 Capital (to average assets)	$102,844	9.27	44,393	4.0	44,393	4.0	55,491	5.0
December 31, 2018

Total Capital (to risk-weighted assets)	$104,013	12.09%	$68,848	8.0%	$90,362	10.5%	$86,059	10.0%

Tier 1 Capital (to risk-weighted assets)	96,092	11.17	51,636	6.0	73,150	8.5	68,848	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	96,092	11.17	38,727	4.5	60,242	7.0	55,939	6.5

Tier 1 Capital (to average assets)	$96,092	8.83	$43,527	4.0	$43,527	4.0	$54,409	5.0

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

NOTE 9 – BENEFITS

Salisbury's 401(k) Plan expense was $231 thousand and $244 thousand, respectively, for the three month periods ended September 30, 2019 and 2018, and $662 thousand and $765 thousand, respectively, for the nine month periods ended September 30, 2019 and 2018. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $21 thousand and $19 thousand, respectively, for the three month periods ended September 30, 2019 and 2018, and $69 thousand and $20 thousand, respectively, for the nine month periods ended September 30, 2019 and 2018.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the Plan, Salisbury may make discretionary contributions to the Plan, which generally vests in full upon six years of qualified service. Salisbury's ESOP expense was $105 thousand and $62 thousand, respectively, for the three month periods ended September 30, 2019 and 2018, and $207 thousand and $188 thousand, respectively, for the nine month periods ended September 30, 2019 and 2018.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $29 thousand and $28 thousand, respectively, for the three month periods ended September 30, 2019 and 2018, and $87 thousand and $85 thousand, respectively, for the nine month periods ended September 30, 2019 and 2018.

Grants of Restricted Stock and Options

Restricted stock

Restricted stock expense for awards granted to employees and Directors was $131 thousand and $127 thousand, respectively, for the three month periods ended September 30, 2019 and 2018, and $348 thousand and $299 thousand, respectively for the nine month periods ended September 30, 2019 and 2018. The tax benefit from restricted stock expense was $24 thousand and $23 thousand, respectively for the three month periods ended September 30, 2019 and 2018; and $63 thousand and $54 thousand, respectively for the nine month periods ended September 30, 2019 and 2018. In second quarter 2019, Salisbury granted a total of 15,130 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $600 thousand. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of September 30, 2019 and 2018 totaled $933 thousand and $857 thousand, respectively. There were forfeitures of $10 thousand or 250 shares in the third quarter of 2019 and forfeitures of $31 thousand or 710 shares for year to date 2019. There were no forfeitures in the third quarter or nine month periods ended September 30, 2018.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan (Phantom). Salisbury will continue to record an expense for the Phantom plan until the final tranche of awards is paid out in January 2021. Salisbury's expense for the Phantom plan was $84 thousand and $56 thousand, respectively, for the three month periods ended September 30, 2019 and 2018, and $203 thousand and $180 thousand, respectively, for the nine month periods ended September 30, 2019 and 2018.

The performance goal under the RSU plan is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022. Compensation expense of $23 thousand was recorded with respect to these RSUs in the three months ended September 30, 2019 and $46 thousand for the nine months ended September 30, 2019. No performance-based restricted stock units were awarded prior to March 29, 2019.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the first and third quarters of 2019 there were no stock options exercised. In the second quarter 2019, there were 2,025 stock options exercised at $17.04, by one employee. In the first quarter 2018, 1,350 stock options were exercised at $31.11 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury. In the second quarter 2018, there were 3,350 stock options exercised at $31.11 by two employees. In the third quarter 2018, there were 1,755 stock options exercised at $16.94 by one former Riverside employee.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three month period ended September 30, 2019.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
September 30, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,804	$—	$4,804
Municipal bonds	—	27,305	—	27,305
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	31,121	—	31,121
Collateralized mortgage obligations:
U.S. Government agencies	—	27,247	—	27,247
Corporate bonds	—	4,337	—	4,337
Securities available-for-sale	$—	$94,814	$—	$94,814
CRA mutual funds	881	—	—	881
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$3,162	$3,162
Other real estate owned	$—	$—	$317	$317
December 31, 2018
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$7,670	$—	$7,670
Municipal bonds	—	5,379	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	57,446	—	57,446
Collateralized mortgage obligations:
U.S. Government agencies	—	17,747	—	17,747
Corporate bonds	—	3,576	—	3,576
Securities available-for-sale	$—	$91,818	$—	$91,818
CRA mutual funds	836	—	—	836
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,238	$4,238
Other real estate owned	$—	$—	$1,810	$1,810

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2019
Financial Assets
Cash and cash equivalents	$53,548	$53,548	$53,548	$—	$—
Interest bearing time deposits with financial institutions	786	786	786	—	—
Securities available-for-sale	94,814	94,814	—	94,814	—
CRA mutual fund	881	881	881	—	—
Federal Home Loan Bank of Boston stock	2,575	2,575	2,575	—	—
Loans held-for-sale	506	512	—	—	512
Loans receivable, net	915,083	919,524	—	—	919,524
Accrued interest receivable	3,425	3,425	3,425	—	—
Cash surrender value of life insurance policies	20,441	20,441	20,441	—	—
Financial Liabilities
Demand (non-interest-bearing)	$247,771	$247,771	$—	$247,771	$—
Demand (interest-bearing)	160,139	160,139	—	160,139	—
Money market	238,494	238,494	—	238,494	—
Savings and other	166,298	166,298	—	166,298	—
Certificates of deposit	153,476	154,205	—	154,205	—
Deposits	966,178	966,907	—	966,907	—
Repurchase agreements	8,588	8,588	—	8,588	—
FHLBB advances	37,828	38,010	—	38,010	—
Subordinated debt	9,853	10,072	10,072	—	—
Note payable	255	260	—	260	—
Finance lease liability	1,729	1,929	—	—	1,929
Accrued interest payable	508	508	508	—	—
December 31, 2018
Financial Assets
Cash and cash equivalents	$58,445	$58,445	$58,445	$—	$—
Securities available-for-sale, net	91,818	91,818	—	91,818	—
CRA mutual fund	836	836	836	—	—
Federal Home Loan Bank of Boston stock	4,496	4,496	4,496	—	—
Loans receivable, net	909,279	886,222	—	—	886,222
Accrued interest receivable	3,148	3,148	3,148	—	—
Cash surrender value of life insurance policies	14,438	14,438	14,438	—	—
Financial Liabilities
Demand (non-interest-bearing)	$228,448	$228,448	$—	$228,448	$—
Demand (interest-bearing)	153,586	153,586	—	153,586	—
Money market	204,219	204,219	—	204,219	—
Savings and other	178,807	178,807	—	178,807	—
Certificates of deposit	161,679	162,013	—	162,013	—
Deposits	926,739	927,073	—	927,073	—
Repurchase agreements	4,104	4,104	—	4,104	—
FHLBB advances	67,154	67,231	—	67,231	—
Subordinated debt	9,835	10,006	10,006	—	—
Note payable	280	288	—	288	—
Finance lease liability	3,081	3,339	—	—	3,339
Accrued interest payable	237	237	237	—	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 11 – SUBSEQUENT EVENTS

On October 25, 2019 the Board of Directors declared a dividend of $0.28 per common share payable on November 29, 2019 to shareholders of record as of November 15, 2019.

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

FINANCIAL CONDITION

Securities and Short Term Funds

During the first nine months of 2019, securities available-for-sale increased $3.0 million to $94.8 million at September 30, 2019. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $4.9 million to $53.5 million at September 30, 2019.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at September 30, 2019.

Loans

Net loans receivable increased $5.8 million to $915.1 million at September 30, 2019, compared with $909.3 million at December 31, 2018.

Asset Quality

During the first nine months of 2019, non-performing assets decreased $2.6 million primarily from a net decrease in the balance of non-performing loans of $1.1 million and a reduction in OREO assets of $1.5 million. During the first nine months of 2019, total impaired and potential problem loans increased by $2.5 million to $22.6 million, or 2.45% of gross loans receivable at September 30, 2019, from $20.1 million, or 2.20% of gross loans receivable at December 31, 2018.

Salisbury has cooperative relationships with the vast majority of its non-performing loan customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. Salisbury pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, Salisbury will generally initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

Past Due Loans

Loans past due 30 days or more decreased $3.8 million for the nine months ended September 30, 2019 to $3.8 million, or 0.41% of gross loans receivable compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Past due 30-59 days	$406	$1,435
Past due 60-89 days	392	730
Past due 90-179 days	428	795
Accruing loans	1,226	2,960
Past due 30-59 days	—	208
Past due 60-89 days	263	108
Past due 90-179 days	134	812
Past due 180 days and over	2,147	3,517
Non-accrual loans	2,544	4,645
Total loans past due 30 days or greater	$3,770	$7,605

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

Credit Quality Segments

•	Salisbury categorizes loans receivable into the following credit quality segments:
•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower's financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans, excluding troubled debt restructured loans	$3,494	$4,430
Non-accrual troubled debt restructured loans	1,447	1,289
Accruing troubled debt restructured loans	7,413	6,801
Total impaired loans	$12,354	$12,520

Non-Performing Assets

Non-performing assets decreased $2.6 million to $5.7 million, or 0.50% of assets for the nine months ended September 30, 2019, from $8.3 million, or 0.74% of assets at December 31, 2018 and decreased $2.8 million from $8.5 million, or 0.77% of assets at September 30, 2018.

The 31.7% decrease in non-performing assets in the first nine months 2019 resulted primarily from: $0.4 million of loans returned to accrual status, $1.8 million of loan payoffs, $0.1 million of charge-offs, $0.4 million of OREO write-down and $1.1 million of sale of OREO, offset by $1.4 million of loans placed on non-accrual.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Residential 1-4 family	$2,331	$2,092
Residential 5+ multifamily	982	1,000
Home equity lines of credit	463	411
Commercial	928	1,640
Farm land	199	216
Vacant land	—	—
Real estate secured	4,903	5,359
Commercial and industrial	—	360
Consumer	38	—
Non-accruing loans	4,941	5,719
Accruing loans past due 90 days and over	428	795
Non-performing loans	5,369	6,514
Foreclosed assets	317	1,810
Non-performing assets	$5,686	$8,324

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Current	$2,397	$1,074
Past due 30-59 days	—	208
Past due 60-89 days	263	108
Past due 90-179 days	563	1,607
Past due 180 days and over	2,147	3,517
Total non-performing loans	$5,370	$6,514

At September 30, 2019, 44.64% of non-performing loans were current with respect to loan payments, compared with 16.49% at December 31, 2018.

Troubled Debt Restructured Loans

Total outstanding troubled debt restructured loans increased slightly during first nine months of 2019 to $8.9 million, or 0.96% of gross loans receivable at September 30, 2019, compared to $8.1 million, or 0.88% of gross loans receivable at December 31, 2018.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Residential 1-4 family	$3,997	$2,824
Residential 5+ multifamily	—	675
Home equity lines of credit	—	47
Vacant land	182	190
Commercial	3,104	2,924
Real estate secured	7,283	6,660
Commercial and industrial	130	141
Accruing troubled debt restructured loans	7,413	6,801
Residential 1-4 family	427	289
Residential 5+ multifamily	982	1,000
Real estate secured	1,409	1,289
Consumer	38	—
Non-accrual troubled debt restructured loans	1,447	1,289
Troubled debt restructured loans	$8,860	$8,090

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Current	$6,999	$6,340
Past due 30-59 days	198	461
Past due 60-89 days	82	—
Past due 90-179 days	134	—
Accruing troubled debt restructured loans	7,413	6,801
Current	586	359
Past due 30-59 days	—	67
Past due 60-89 days	—	—
Past due 90-179 days	—	634
Past due 180 days and over	861	229
Non-accrual troubled debt restructured loans	1,447	1,289
Total troubled debt restructured loans	$8,860	$8,090

At September 30, 2019, 85.61% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.81% at December 31, 2018.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $2.6 million during the first nine months of 2019 to $10.2 million, or 1.11% of gross loans receivable at September 30, 2019, compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Residential 1-4 family	$1,887	$1,300
Residential 5+ multifamily	764	—
Home equity lines of credit	—	29
Residential real estate	2,651	1,329
Commercial	4,110	5,567
Construction of commercial	244	141
Commercial real estate	4,354	5,708
Farm land	1,529	—
Real estate secured	8,534	7,037
Commercial and industrial	1,676	605
Total potential problem loans	$10,210	$7,642

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Current	$9,717	$6,543
Past due 30-59 days	33	78
Past due 60-89 days	167	226
Past due 90-179 days	293	795
Total potential problem loans	$10,210	$7,642

At September 30, 2019, 95.17% of potential problem loans were current with respect to loan payments, as compared with 85.62% at December 31, 2018. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $39.5 million during 2019, or 4.3%, to $966.2 million at September 30, 2019, compared with $926.7 million at December 31, 2018. Compared to December 31, 2018, balances in interest-bearing demand deposit and money market accounts increased $40.8 million and balances in non-interest bearing accounts increased $19.3 million. These increases were partly offset by a decline in savings accounts and certificate of deposit balances of $12.5 million and $8.1 million, respectively. The balance fluctuations reflected normal business activity. Salisbury also utilizes Certificate of Deposit Account Registry Service (“CDARS”) one-way buys and brokered certificates of deposit (“brokered CDs”) to fund its operations. CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to manage liquidity. CDARS balances, which are included in certificates of deposit balances, declined $11.5 million from year end 2018 while balances in brokered CDs increased by $5.0 million over the same period.

Retail repurchase agreements increased $4.5 million during 2019 to $8.6 million at September 30, 2019, compared with $4.1 million at December 31, 2018.

The distribution of average total deposits by account type is as follows:

	September 30, 2019			December 31, 2018
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$221,568	23.61%	0.00%	$223,356	25.61%	0.00%
Interest-bearing checking accounts	156,803	16.71	0.40	147,751	16.93	0.31
Regular savings accounts	165,297	17.61	0.77	171,662	19.67	0.71
Money market savings	242,310	25.82	1.15	195,741	22.43	0.64
Certificates of deposit (CD's)[1]	152,475	16.25	1.81%	134,057	15.36	1.27
Total deposits	$938,453	100.00%	0.79%	$872,567	100.00%	0.31%

1CD's included CDARS one-way buys of $7.9 million at September 30, 2019 and $19.4 million at December 31, 2018 and brokered certificates of deposits of $25.0 million at September 30, 2019 and $20.0 million at December 31, 2018.

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	September 30, 2019	December 31, 2018
Less than 1.00%	$4,321	$38,992
1.00% to 1.99%	50,547	47,175
2.00% to 2.99%	79,567	75,512
3.00% to 3.99%	19,041	—
Total	$153,476	$161,679

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At September 30, 2019
Interest rates (in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$3,971	$349	$1	$—	$4,321	2.82%
1.00% to 1.99%	35,170	7,820	6,465	1,092	50,547	32.93%
2.00% to 2.99%	62,130	7,101	5,037	5,299	79,567	51.84%
3.00% to 3.99%	11,176	1,235	993	5,637	19,041	12.41%
Total	$112,447	$16,505	$12,496	$12,028	$153,476	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

September 30, 2019 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$40,554	$17,815	$19,085	$21,542	$98,996

FHLBB advances decreased $29.3 million during the first nine months of 2019 to $37.8 million at September 30, 2019, compared with $67.2 million at December 31, 2018. The decrease reflected the maturity of borrowings advanced during 2018. Salisbury recorded a receivable of $15.0 million at September 30, 2019 for brokered funds that were not received on the contractual settlement. This receivable was reported in other assets in the consolidated balance sheet for third quarter 2019. As a result of the delayed settlement of borrowed funds, Salisbury borrowed $15.0 million over night from FHLBB on September 30, 2019.

Salisbury also has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from FHLBB to the Bank is reduced by any letters of credit outstanding.  At September 30, 2019, $18.0 million of letters of credit were outstanding.

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At September 30, 2019, Salisbury's excess borrowing capacity at FHLBB was approximately $236.5 million.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2019 provided net cash of $10.4 million. Investing activities utilized net cash of $12.2 million principally from $51.9 million of purchases of available-for-sale securities and $6.4 million of net loan originations and principal collections, $5.8 million from the purchase of bank-owned life insurance policies, and $1.8 million of capital expenditures, partly offset by proceeds of $41.8 million from the sale and calls of securities available-for-sale and $9.5 million from principal payments and the maturity of available-for-sale-securities, $1.9 million from the redemption of Federal Home Loan Bank stock and $1.1 million from the sale of other real estate owned. Financing activities utilized net cash of $3.1 million, as an increase in deposits in transaction accounts of $47.6 million, a net increase of $5.5 million in FHLBB advances and a net increase in securities sold under agreements to repurchase of $4.5 million were more than offset by $35.0 million in principal repayments to the Federal Home Loan Bank Boston, a net decrease of $23.2 million in time deposits and payments of common stock dividends of $2.4 million.

At September 30, 2019, Salisbury had outstanding commitments to fund new loan originations of $39.1 million and unused lines of credit of $121.4 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2019 and 2018

OVERVIEW

Net income allocated to common stock was $2.9 million, or $1.06 per common share, for the third quarter ended September 30, 2019 (third quarter 2019), compared with $2.3 million, or $0.84 per common share, for the third quarter ended September 30, 2018 (third quarter 2018), and $2.7 million, or $0.96 per common share, for the second quarter ended June 30, 2019 (second quarter 2019).

Net Interest Income

Tax equivalent net interest income for the third quarter 2019 increased $216 thousand, or 2.5%, versus third quarter 2018. Average earning assets increased $23.4 million versus third quarter 2018. Average total interest bearing deposits increased $42.9 million versus third quarter 2018. The average total interest bearing deposits for third quarter 2018 reflected approximately $38.0 million deposited by a Trust and Wealth Advisory client on June 28, 2018. Approximately $27.0 million of these funds were withdrawn in July, with the remainder withdrawn in September. The tax equivalent net interest margin for both third quarter 2019 and third quarter 2018 was 3.29%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Loans (a)(d)(f)	$920,946	$896,516	$10,158	$9,678	4.41%	4.32%
Securities (c)(d)	96,317	90,193	747	631	3.10	2.80
FHLBB stock	3,024	5,218	46	70	6.08	5.37
Short term funds (b)	49,057	54,032	236	252	1.92	1.87
Total earning assets	1,069,344	1,045,959	11,187	10,631	4.18	4.07
Other assets	57,196	53,846
Total assets	$1,126,540	$1,099,805
Interest-bearing demand deposits	$156,803	$149,746	160	114	0.41	0.30
Money market accounts	242,310	208,836	700	447	1.16	0.86
Savings and other	165,297	179,298	323	315	0.78	0.70
Certificates of deposit	152,475	136,148	697	448	1.83	1.32
Total interest-bearing deposits	716,885	674,028	1,880	1,324	1.05	0.79
Repurchase agreements	7,266	4,271	9	4	0.50	0.37
Capital lease	4,356	3,128	42	48	3.86	6.14
Note payable	258	292	4	4	6.20	5.48
Subordinated debt (net of issuance costs)	9,849	9,826	156	156	6.34	6.35
FHLBB advances	31,983	70,845	266	481	3.33	2.72
Total interest-bearing liabilities	770,597	762,390	2,357	2,017	1.22	1.06
Demand deposits	238,689	230,760
Other liabilities	6,669	6,254
Shareholders' equity	110,585	100,401
Total liabilities & shareholders' equity	$1,126,540	$1,099,805
Net interest income			$8,830	$8,614
Spread on interest-bearing funds					2.96	3.01
Net interest margin (e)					3.29	3.29

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $164,000 and $115,000, respectively, for 2019 and 2018 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2019 versus 2018
Change in interest due to	Volume	Rate	Net
Loans	$267	$213	$480
Securities	45	71	116
FHLBB stock	(31)	7	(24)
Short term funds	(24)	8	(16)
Interest-earning assets	257	299	556
Deposits	98	458	556
Repurchase agreements	3	2	5
Capital lease	15	(21)	(6)
FHLBB advances	(294)	79	(215)
Interest-bearing liabilities	(178)	518	340
Net change in net interest income	$435	$(219)	$216

Interest Income

Tax equivalent interest income increased $0.6 million to $11.2 million for third quarter 2019 compared with third quarter 2018. Loan income compared to third quarter 2018 increased $0.5 million, or 5.0%, primarily due to a $24.4 million, or 2.7%, increase in average loans. Tax equivalent securities income increased $116 thousand, or 18.4%, for third quarter 2019 compared with third quarter 2018, primarily due to a $6.1 million, or 6.8%, increase in average balances. Income on short-term funds compared to third quarter 2018 decreased $16 thousand, or 6.3%, primarily due to a $5.0 million, or 9.3%, decrease in average short-term funds partly offset by a 5 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $340 thousand to $2.4 million for third quarter 2019 compared with third quarter 2018. Interest on deposit accounts increased $556 thousand, or 42.0%, as a result of a $42.9 million, or 6.4%, increase in average balances and an average increase in deposit rates of 26 basis points compared with third quarter 2018. Interest expense on FHLBB borrowings decreased $215 thousand, or 44.7%, as a result of a reduction in the average balance of $38.9 million, or 54.8%, compared with third quarter 2018, partly offset by an average borrowings rate which increased 61 basis points. Interest expense on subordinated debt totaled $156 thousand for the third quarter in both 2019 and 2018.

Provision and Allowance for Loan Losses

The provision for loan losses was $94 thousand for third quarter 2019, compared with $378 thousand for third quarter 2018. Net loan charge-offs were $135 thousand and $14 thousand for the respective quarters.

The following table details the principal categories of credit quality ratios:

Three months ended September 30,	2019	2018
Net charge-offs to average loans receivable, gross	0.01%	0.00%
Non-performing loans to loans receivable, gross	0.58	0.71
Accruing loans past due 30-89 days to loans receivable, gross	0.19	0.20
Allowance for loan losses to loans receivable, gross	0.96	0.86
Allowance for loan losses to non-performing loans	164.73	94.76
Non-performing assets to total assets	0.50	0.77

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 0.96% at September 30, 2019 compared to 0.86% at September 30, 2018 and the ratio of the allowance for loan losses to non-performing loans increased to 164.73% at September 30, 2019 from 94.76% at September 30, 2018. In first quarter 2019 Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, gross loans receivable and the allowance for loan losses increased by $663 thousand and the coverage ratios also increased. The balance of net loans receivable did not change as a result of this transfer.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $5.4 million, or 0.58% of gross loans receivable at September 30, 2019 as compared to $8.2 million, or 0.90%, at September 30, 2018. Accruing loans past due 30-89 days decreased $1.0 million to $0.8 million, or 0.09% of gross loans receivable from $1.8 million, or 0.20% of gross loans receivable, at September 30, 2018. See “Financial Condition – Asset Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during the first nine months of 2019.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2019.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Trust and wealth advisory	$1,023	$936	$87	9%
Service charges and fees	1,003	932	71	8
Gains on sales of mortgage loans, net	42	21	21	100
Mortgage servicing, net	76	84	(8)	(10)
Loss on sale of AFS securities	(9)	—	(9)	n/a
Gain (loss) on CRA mutual fund	6	(6)	12	n/a
Other	115	121	(6)	(5)
Total non-interest income	$2,256	$2,088	$168	8%

Non-interest income for third quarter 2019 increased $168 thousand versus third quarter 2018. Trust and Wealth Advisory income increased $87 thousand versus third quarter 2018. The increase primarily reflected higher asset management fees. Assets under administration were $752.5 million as of September 30, 2018 compared with $713.3 million at June 30, 2019 and $690.4 million as of September 30, 2018. Service charges and fees increased $71 thousand versus third quarter 2018 primarily due to higher interchange fees, resulting from higher debit card volume, and other fees. Gains on the sales of mortgages increased $21 thousand versus third quarter 2018 primarily as a result of an increase in volume. Third quarter 2019 mortgage loans sales totaled $5.6 million versus $1.3 million for third quarter 2018. The reduction in mortgage servicing revenue primarily reflected a decline in volume of participated loans for which the Bank records servicing income. Third quarter 2019 and third quarter 2018 included net mortgage servicing amortization of $13 thousand and $12 thousand, respectively. Other income includes bank owned life insurance income and rental income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Salaries	$3,042	$3,078	$(36)	(1)%
Employee benefits	1,181	1,065	116	11
Premises and equipment	974	1,036	(62)	(6)
Data processing	534	519	15	3
Professional fees	572	496	76	15
OREO losses and write-downs	84	38	46	121
Collections, OREO, and loan related	119	116	3	3
FDIC insurance	(9)	141	(150)	(106)
Marketing and community support	141	167	(26)	(16)
Amortization of intangibles	93	111	(18)	(16)
Other	453	562	(109)	(19)
Total non-interest expense	$7,184	$7,329	$(145)	(2)%

Non-interest expense for third quarter 2019 decreased $145 thousand versus third quarter 2018. Total salary and employee benefits expense increased $80 thousand in the current year's quarter as compared to the same period in the prior year. The increase was mainly attributable to higher medical insurance premiums and higher deferred compensation accruals, partly offset by lower production accruals as a result of lower loan volume. Premises and equipment expense decreased $62 thousand versus third quarter 2018. The year-over-year decrease primarily reflected lower depreciation expense and lower building maintenance and repair costs. In September 2019, Salisbury completed the purchase of its New Paltz, New York branch. This property was previously accounted for as a finance lease. Data processing expense increased $15 thousand versus third quarter 2018 due to higher data communications charges, which were mostly offset by lower core data processing charges and lower Trust and Wealth data processing costs. Professional fees increased $76 thousand versus third quarter 2018 as higher investment management and consultation fees were partly offset by lower internal audit fees. OREO gains, losses and write-downs increased $46 thousand versus third quarter 2018. As of third quarter 2019 and 2018, Salisbury owned one OREO property. OREO and loan related expenses increased $3 thousand versus third quarter 2018 as higher OREO carrying costs and litigation expense were mostly offset by lower appraisal costs. The decrease in FDIC insurance reflected an assessment credit of $120 thousand received during third quarter 2019. Marketing and community support costs decreased $26 thousand compared to the prior year third quarter on lower marketing spend. The decline in other expenses of $109 thousand primarily reflected a one-time charge of $95 thousand recorded in third quarter 2018 related to write-down of a mortgage loan previously sold to FHLBB.

Income Taxes

The effective income tax rates for third quarter 2019 and third quarter 2018 were 18.02% and 18.65%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the nine month periods ended September 30, 2019 and 2018

Overview

Net income allocated to common shareholders was $8.0 million, or $2.88 per common share, for the nine month period ended September 30, 2019 (nine month period 2019), compared with $6.2 million, or $2.24 per common share, for the nine month period ended September 30, 2018 (nine month period 2018).

Net Interest Income

Tax equivalent net interest income for the nine months of 2019 increased $992 thousand, or 3.9%, versus the nine months of 2018. Average earning assets increased $69.0 million versus the nine months of 2018. Average total interest bearing deposits increased $77.0 million versus the nine months of 2018. The net interest margin of 3.24% decreased 12 basis points versus 3.36% for the nine months of 2018.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Loans (a)(d)(f)	$920,925	$859,578	$30,179	$27,551	4.37%	4.27%
Securities (c)(d)	97,337	85,103	2,201	1,702	3.01	2.67
FHLBB stock	3,487	4,709	183	162	7.00	4.59
Short term funds (b)	38,682	41,987	577	500	1.99	1.59
Total earning assets	1,060,431	991,377	33,140	29,915	4.17	4.02
Other assets	56,769	53,634
Total assets	$1,117,200	$1,045,011
Interest-bearing demand deposits	$154,885	$146,904	458	305	0.39	0.28
Money market accounts	217,290	193,754	1,732	950	1.06	0.65
Savings and other	177,873	169,156	1,229	732	0.92	0.58
Certificates of deposit	164,979	128,216	2,255	1,110	1.82	1.15
Total interest-bearing deposits	715,027	638,030	5,674	3,097	1.06	0.65
Repurchase agreements	4,463	3,008	16	6	0.48	0.27
Capital lease	4,314	2,753	135	130	4.17	6.30
Note payable	266	300	12	14	6.02	6.22
Subordinated debt (net of issuance costs)	9,844	9,820	468	468	6.34	6.35
FHLBB advances	42,938	65,569	957	1,314	2.97	2.67
Total interest-bearing liabilities	776,852	719,480	7,262	5,029	1.25	0.93
Demand deposits	226,182	220,543
Other liabilities	6,560	5,870
Shareholders' equity	107,606	99,118
Total liabilities & shareholders' equity	$1,117,200	$1,045,011
Net interest income			$25,878	$24,886
Spread on interest-bearing funds					2.92	3.09
Net interest margin (e)					3.24	3.36
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $432,000 and $350,000, respectively for 2019 and 2018 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2019 versus 2018
Change in interest due to	Volume	Rate	Net
Loans	$1,988	$640	$2,628
Securities	261	238	499
FHLBB stock	(53)	74	21
Short term funds	(44)	121	77
Interest-earning assets	2,152	1,073	3,225
Deposits	492	2,085	2,577
Repurchase agreements	4	6	10
Capital lease	61	(56)	5
Note payable	(2)	—	(2)
Subordinated Debt	1	(1)	—
FHLBB advances	(479)	122	(357)
Interest-bearing liabilities	77	2,156	2,233
Net change in net interest income	$2,075	$(1,083)	$992

Interest Income

Tax equivalent interest income increased $3.2 million to $33.1 million for the nine month period 2019 compared with the nine month period 2018. Loan income, as compared to the nine months of 2018, increased $2.6 million, or 9.5%, primarily due to a $61.3 million, or 7.1%, increase in average loans and a 10 basis point increase in the average yield. Tax equivalent securities income increased $0.5 million, or 29.3%, for the nine month period 2019 as compared with the nine month period 2018, primarily due to a $12.2 million increase in average volume and a 34 basis point increase in average yield. Income on short-term funds as compared to nine month period 2018 increased $77 thousand, or 15.4%, primarily due to a 40 basis point increase in the average short-term funds yields, partly offset by a $3.3 million, or 7.9%, decrease in average short-term funds.

Interest Expense
Interest expense increased $2.2 million, or 44.4%, to $7.3 million for the nine month period 2019 as compared with the nine month period 2018. Interest on deposit accounts increased $2.6 million, or 83.2%, as a result of a $77.0 million increase in the average balances and a 41 basis point increase in average deposit rates. Interest expense on FHLBB borrowings decreased $357 thousand, or 27.2%, as a result of $22.6 million, or 34.5%, decrease in average balances, partly offset by a 30 basis point increase in the average borrowing rate. Interest expense on subordinated debt totaled $468 thousand for the nine month periods 2019 and 2018.

Provision and Allowance for Loan Losses

The provision for loan losses was $539 thousand for the nine month period ended September 30, 2019 as compared to $1,171 thousand for the nine month period ended September 30, 2018. The decrease in the provision primarily reflected lower loan growth for the nine month period ended September 30, 2019 compared with the same period in the prior year. Net loan charge-offs were $187 thousand and $202 thousand for the respective nine month periods.

Reserve coverage at September 30, 2019, as measured by the ratio of allowance for loan losses to gross loans, at 0.96%, compares with 0.86% a year ago at September 30, 2018. During the first nine months of 2019, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $1.1 million to $5.4 million. Non-performing loans represent 0.58% of gross loans receivable, a decrease from 0.71% at December 31, 2018. At September 30, 2019, accruing loans past due 30-89 days decreased $1.4 million to $0.8 million or 0.09% of gross loans receivable from 0.24% at December 31, 2018. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Trust and wealth advisory	$2,973	$2,779	$194	7%
Service charges and fees	2,935	2,693	242	9
Gains on sales of mortgage loans, net	50	38	12	32
Mortgage servicing, net	232	251	(19)	(8)
Gain (loss) on sale of AFS securities	263	16	247	n/a
Gain (loss) on CRA mutual fund	29	(26)	55	n/a
Other	349	370	(21)	(6)
Total non-interest income	$6,831	$6,121	$710	12%

Non-interest income for the nine month period ended September 30, 2019 increased $710 thousand versus the same period in 2018. Trust and wealth advisory revenues increased $194 thousand mainly due to growth in asset based fees. Assets under administration increased $62.0 million from third quarter 2018 to $752.5 million as of third quarter 2019. Discretionary assets under administration increased $40.0 million from third quarter 2018 to $475.5 million as of third quarter 2019. Service charges and fees increased $242 thousand from third quarter 2018 due to higher interchange and ATM fees as well as higher prepayment penalties collected in 2019. Gains on the sale of mortgage loans increased $12 thousand due to an increase in the number of loans sold. Mortgage loans sales totaled $6.1 million for the nine month period ended September 30, 2019 and $1.9 million for the nine month period ended September 30, 2018. The reduction in mortgage servicing revenue primarily reflected a decline in volume of participated loans for which the Bank records servicing income. The nine month periods ended September 30, 2019 and 2018 included mortgage servicing amortization of $37 thousand and $34 thousand, respectively. Other income included bank owned life insurance income and rental income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2019	2018	2019 vs. 2018
Salaries	$8,994	$8,864	$130	1%
Employee benefits	3,408	3,192	216	7
Premises and equipment	2,950	3,161	(211)	(7)
Data processing	1,620	1,561	59	4
Professional fees	1,690	1,725	(35)	(2)
OREO gains, losses and write-downs	406	91	315	n/a
Collections, OREO, and loan related	328	432	(104)	(24)
FDIC insurance	294	394	(100)	(25)
Marketing and community support	448	630	(182)	(29)
Amortization of intangible assets	297	347	(50)	(14)
Other	1,398	1,528	(130)	(9)
Non-interest expense	$21,833	$21,925	$(92)	—%

Non-interest expense for the nine month period ended September 30, 2019 decreased $92 thousand versus the same period in 2018. Salaries and benefits increased $346 thousand primarily due to higher medical insurance premiums and merit adjustments as well as lower deferred expenses related to loan originations. These increases were partly offset by lower production accruals due to lower loan origination volume. Premises and equipment decreased $211 thousand mainly due to lower software and computer equipment costs as well as lower lease expense. Data processing increased $59 thousand mainly due to higher core processing and higher ATM and debit card processing costs partly offset by lower Trust and Wealth data processing costs. Professional fees decreased $35 thousand versus the nine month period 2018 as lower consulting fees were partly offset by higher investment management and audit fees. OREO gains, losses and write-downs increased $315 thousand versus third quarter 2018. As of third quarter 2019 and 2018, Salisbury owned one OREO property. OREO and loan related expenses decreased $104 thousand year over year primarily reflecting lower delinquent taxes on foreclosed properties and lower costs for appraisals and inspections. The decrease in FDIC related expense primarily reflected an assessment credit of $120 thousand received in third quarter 2019. Marketing and community support costs decreased $182 thousand compared to the same period in 2018 primarily due to lower marketing spend. Amortization of intangible assets decreased $50 thousand due to the aging off of expenses related to previous acquisitions. The decline in other expenses of $130 thousand primarily reflected a one-time charge of $95 thousand recorded in third quarter 2018 related to a write-down of a mortgage loan previously sold to FHLBB.

Income taxes

The effective income tax rates for the nine month periods ended September 30, 2019 and September 30, 2018 were 17.98% and 17.21%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets.

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

CAPITAL RESOURCES

Shareholders' equity was $111.6 million at September 30, 2019, up $8.2 million from December 31, 2018. Book value and tangible book value per common share were $39.52 and $34.24, respectively, compared with $36.86 and $31.45, respectively, at December 31, 2018. Contributing to the increase in shareholders' equity for year-to-date 2019 was net income of $8.1 million and a reduction of unearned compensation of $0.4 million, partially offset by other common stock dividends of $2.4 million. Accumulated other comprehensive income consisted of unrealized gains on securities available-for-sale, net of tax, of $1.9 million as of September 30, 2019.

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

	September 30, 2019	December 31, 2018
Total Capital (to risk-weighted assets)	12.58%	12.09%
Tier 1 Capital (to risk-weighted assets)	11.57	11.17
Common Equity Tier 1 Capital (to risk-weighted assets)	11.57	11.17
Tier 1 Capital (to average assets)	9.27	8.83

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

As of September 30, 2019, the Bank met each of its' capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a “Community Bank Leverage Ratio” (“CBLR”) that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) (“qualifying community banking organizations”) will be required to report the components of its tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that “elects to use the CBLR framework” will not be subject to other risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements for purposes of the agencies' Prompt Corrective Action (“PCA”) framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria, but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed “well capitalized” for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period (including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule will become effective on January 1, 2020. The Bank is currently evaluating the benefits of transitioning to this simplified methodology for assessing capital adequacy.

Dividends

Salisbury paid $2.4 million in common stock dividends during the nine month period ended September 30, 2019.

On October 25, 2019, the Board of Directors of Salisbury declared a common stock dividend of $0.28 per common share payable on November 29, 2019 to shareholders of record on November 15, 2019. Common stock dividends, when declared, are generally paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's September 30, 2019 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2019, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates – a decline in short term market interest rates with the top end of the Fed Funds range declining by 50 basis points while the 2-year Treasury rate to the 10-year Treasury rate trade in a range but are ultimately unchanged over year one and then an increase in market interest rates with the Fed Funds rate unchanged while there is a 22 basis points increase for the 2 year treasury rate to 58 basis points for the 10-year Treasury in year two. In this scenario, the yield curve is flat to modestly inverted through late 2019 and into 2020. Ultimately, the yield curve slopes upward but at very low overall market interest rates. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2019, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of September 30, 2019.

As of September 30, 2019	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(9.10)%	(5.10)%
Immediately falling interest rates - 100bp (static growth assumptions)	(1.40)	(3.30)
Immediately rising increase rates + 400bp (static growth assumptions)	(12.40)	(7.20)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2019 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government agency notes	$20	$(156)
Municipal bonds	(916)	(2,648)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	15	(1,299)
Collateralized mortgage obligations
U.S. Government agencies	568	(486)
Corporate bonds	(57)	(140)
Total available-for-sale debt securities	$(370)	$(4,729)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2019.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

During the nine months ended September 30, 2019, there were no material changes to the risk factors previously disclosed in Salisbury's Annual Report on Form 10-K for the year ended December 31, 2018.

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

SALISBURY BANCORP, INC.

November 8, 2019	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 8, 2019	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

